Form 10-Q
period 1994-03-31
TRIMAS CORP
filed 1994-05-13
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1994

                         Commission file number 1-10716


                               TRIMAS CORPORATION
             (Exact name of registrant as specified in its charter)



                 Delaware                                  38-2687639
          (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)



          315 East Eisenhower Parkway, Ann Arbor, Michigan    48108
          (Address of principal executive offices)           (Zip Code)



                                 (313) 747-7025
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               April 29, 1994

Common Stock, $.01 Par Value                      36,645,901

                               TRIMAS CORPORATION

                                      INDEX



Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       March 31, 1994 and December 31, 1993               1

                    Consolidated Condensed Statements of
                       Income for the Three Months
                       Ended March 31, 1994 and 1993                      2

                    Consolidated Condensed Statements of
                       Cash Flows for the Three Months
                       Ended March 31, 1994 and 1993                      3

                    Notes to Consolidated Condensed
                       Financial Statements                               4

          Item 2.   Management's Discussion and Analysis                  5
                       of Financial Condition and Results
                       of Operations


Part II.  Other Information and Signature                                 9
PAGE

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 March 31,         December 31,
                                                   1994                1993
                                                (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                $ 56,480,000        $ 69,770,000
      Receivables                                85,050,000          58,710,000
      Inventories                                79,850,000          76,700,000
      Prepaid expenses                            9,870,000           9,790,000

            Total current assets                231,250,000         214,970,000

Property and equipment                          164,160,000         162,230,000
Excess of cost over net assets
  of acquired companies                         151,680,000         152,210,000
Notes receivable                                  8,180,000           8,160,000
Other assets                                     25,550,000          26,560,000

            Total assets                       $580,820,000        $564,130,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                         $ 24,110,000        $ 20,330,000
      Accrued liabilities                        33,440,000          30,550,000
      Current portion of long-term debt             320,000             320,000

            Total current liabilities            57,870,000          51,200,000

Deferred income taxes and other                  29,560,000          29,190,000
Long-term debt                                  238,660,000         238,890,000

            Total liabilities                   326,090,000         319,280,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 36.6
  million shares                                    370,000             370,000
Paid-in capital                                 154,090,000         154,190,000
Retained earnings                               101,430,000          91,700,000
Cumulative translation adjustments               (1,160,000)         (1,410,000)

            Total shareholders' equity          254,730,000         244,850,000

            Total liabilities and
              shareholders' equity             $580,820,000        $564,130,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                        1
PAGE

                       TRIMAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     Three Months Ended
                                                           March 31,
                                                   1994                 1993

Net sales                                      $134,460,000        $106,920,000
Cost of sales                                   (93,200,000)        (74,150,000)
Selling, general and administrative expenses    (20,860,000)        (17,260,000)

      Operating profit                           20,400,000          15,510,000


Interest expense                                 (2,840,000)         (2,290,000)
Other income (expense), net                         630,000             860,000

                                                 (2,210,000)         (1,430,000)

Income before income taxes                       18,190,000          14,080,000
Income taxes                                      7,360,000           5,660,000

Net income                                     $ 10,830,000         $ 8,420,000


Preferred stock dividends,
  MascoTech, Inc.                                                   $ 1,750,000

Earnings available for common stock            $ 10,830,000         $ 6,670,000

Earnings per common share:
      Primary                                          $.29                $.23
      Fully diluted                                    $.28                $.23

Dividends declared per common share                    $.03               $.025



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                        2
PAGE

                       TRIMAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Three Months Ended
                                                           March 31,
                                                    1994                1993

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                $10,830,000         $ 8,420,000
      Adjustments to reconcile net income
        to net cash from operations:
            Depreciation and amortization         5,300,000           4,500,000
            Deferred income taxes                   300,000             100,000
            (Increase) decrease in receivables  (26,360,000)        (18,490,000)
            (Increase) decrease in inventories   (3,150,000)            490,000
            Increase (decrease) in accounts
              payable and accrued liabilities     6,670,000           5,460,000
            Other, net                              920,000          (1,560,000)

              Net cash from (used for)
                operations                       (5,490,000)         (1,080,000)

  INVESTMENTS:
      Capital expenditures                       (6,470,000)         (4,550,000)

              Net cash from (used for)
                investments                      (6,470,000)         (4,550,000)

  FINANCING:
      Long-term debt:
            Issuance
            Retirement                             (230,000)            (20,000)
      Preferred stock dividends paid to
        MascoTech, Inc.                                              (7,000,000)
      Common stock dividends paid                (1,100,000)           (720,000)

               Net cash from (used for)
                 financing                       (1,330,000)         (7,740,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period            (13,290,000)        (13,370,000)
  At beginning of period                         69,770,000          64,770,000

      At end of period                          $56,480,000         $51,400,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                        3
PAGE

                       TRIMAS CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements



A.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain amounts in the 1993 financial statements have been reclassified to conform with the current presentation.

B.   Inventories by component are as follows:

                              March 31,    December 31,
                                 1994         1993

     Finished goods           $43,900,000  $41,950,000
     Work in process           12,920,000   12,230,000
     Raw material              23,030,000   22,520,000
                              $79,850,000  $76,700,000

C. Property and equipment reflects accumulated depreciation of $95.4 million and $92.3 million as of March 31, 1994 and December 31, 1993, respectively.

                                        4
PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Net sales during the first quarter of 1994 equalled $134.5 million, a new first quarter record, and represented a 25.8 percent increase over the first quarter of 1993. First quarter 1994 results include those of Lamons Metal Gasket Co. acquired in November, 1993.

     Net sales of the Towing Systems segment increased 17.7 percent to $41.7 million, compared to $35.4 million in the first quarter of 1993. This increase was due in part to increasing sales of new products introduced in the last two years, strengthening of segment sales to mass merchandisers and increased sales of marine aftermarket products. Sales of this segment, which follow seasonal patterns reflecting strong market demand in the second and third quarters, were also aided by a mix of new vehicle sales which continue to trend toward light trucks and sport utility vehicles.

     First quarter 1994 sales for the Specialty Fasteners segment were $35.3 million, a 15.6 percent increase over the same quarter in 1993. Increased sales to heavy-duty truck, distribution, and other original equipment industrial markets continue to favorably impact the performance of this segment. During the first quarter of 1994 the Company's new TriMas Fasteners, Inc. operation in central Indiana commenced first-stage production.

     First quarter 1994 sales by the Specialty Container segment grew 67.0 percent over the prior year's first quarter results to $41.2 million. In addition to the impact of the Lamons Metal Gasket acquisition, sales of specialty container closures and compressed gas cylinders also improved as the industrial markets requiring these products continued to strengthen along with the general economy. The Corporate Companies segment first quarter sales of $16.3 million equalled last year's first quarter.

     The Company's consolidated gross margin percentage for the first quarter 1994 was 30.7 percent compared to 30.6 percent during last year's first quarter. Because of the seasonal factors relating to the Towing Systems segment and the volume sensitive nature of the Company's operations, gross margin recorded in the first quarter is typically less than that which is realized for the year. Maintaining high gross margins is an important operating strategy of the Company as it helps maximize earnings growth as a result of sales increases.

     Selling, general and administrative expense as a percentage of net sales decreased in the first quarter to 15.5 percent as compared to 16.1 percent in the prior year, reflecting the Company's volume sensitivity, ongoing cost containment efforts and higher overall sales.

     The Company's consolidated operating profit for the first quarter 1994 represented a 31.5 percent increase over operating profit for the first quarter of 1993. Operating profit for the first quarter 1994 equalled $20.4 million, or
15.2 percent of net sales compared to $15.5 million or 14.5 percent of net sales for the comparable period in 1993. Each of the four segments experienced an increase in operating profit over the first quarter of last year.

     Earnings available for common stock of $10.8 million equalled primary earnings per common share of $.29 on 37.0 million shares, compared to first quarter 1993 primary earnings per common share of $.23 on 29.1 million shares. The increase in common shares outstanding was the result of the conversion of the Company's $100 Convertible Participating Preferred Stock in
December, 1993. Fully diluted earnings per common share were $.28 on 42.1 million shares in the first quarter 1994. Convertible securities did not have a dilutive effect in the first quarter of 1993.



Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation on an annual basis has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At March 31, 1994 the current ratio was 4.0 to 1 and working capital equalled $173.4 million, including $56.5 million of cash and cash equivalents. At December 31, 1993 the current ratio was 4.2 to 1 and working capital equalled $163.8 million. At March 31, 1994, the Company had available credit of $228.0 million under its revolving credit facility.

     Cash and cash equivalents decreased $13.3 million and $13.4 million during the first quarter of 1994 and 1993, respectively. As a result of the seasonality of the Towing Systems segment, the Company's operating activities used $5.5 million during the first quarter 1994 and $1.1 million during the same quarter of 1993. An increase in first quarter sales compared to the preceding fourth quarter contributed to an increase in receivables of $26.4 million in the first quarter 1994 and $18.5 million in the first quarter of 1993. The cash flow resulting from these increased receivables is historically realized later in the year. Inventory levels increased $3.2 million during 1994's first quarter as Towing Systems segment businesses increased production in anticipation of 1994's peak selling season, during the second and third quarters. Capital expenditures equalled $6.5 million in the first quarter of 1994 and $4.6 million in the first quarter of 1993. Common stock dividends paid totalled $1.1 million for the first quarter of 1994 compared to $.7 million for the first quarter of 1993. Due to the conversion of the Company's Preferred Stock, no preferred dividends were paid during the 1994 first quarter, as compared to $7.0 million paid in 1993's first quarter.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

                                        8
PAGE

                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                11     Computation of Earnings Per Common Share
                12     Computation of Ratios of Earnings to Fixed Charges

           (b)  Reports on Form 8-K:

                       None were filed during the quarter ended March 31, 1994.













                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMAS CORPORATION

Date: May 13, 1994                       By:  /s/William E.  Meyers
                                              William E. Meyers
                                              Vice President - Controller
                                              (Chief accounting officer
                                               and authorized signatory)