Form 10-Q
period 1994-06-30
TRIMAS CORP
filed 1994-08-10
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended June 30, 1994

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

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               August 5, 1994

Common Stock, $.01 Par Value                      36,644,101
PAGE

                               TRIMAS CORPORATION

                                      INDEX



                                                                  Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       June 30, 1994 and December 31, 1993            1

                    Consolidated Condensed Statements of
                       Income for the Three Months and Six
                       Months Ended June 30, 1994 and 1993            2

                    Consolidated Condensed Statements of
                       Cash Flows for the Six Months
                       Ended June 30, 1994 and 1993                   3

                    Notes to Consolidated Condensed
                       Financial Statements                           4

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  5


Part II.  Other Information and Signature                             9
PAGE

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                      June 30,             December 31,
                                        1994                   1993
                                     (Unaudited)
Assets
Current assets:
Cash and cash equivalents           $ 72,330,000           $ 69,770,000
      Receivables                     81,770,000             58,710,000
      Inventories                     78,400,000             76,700,000
      Prepaid expenses                10,150,000              9,790,000

            Total current assets     242,650,000            214,970,000

Property and equipment               164,740,000            162,230,000
Excess of cost over net assets
  of acquired companies              150,630,000            152,210,000
Notes receivable                       8,390,000              8,160,000
Other assets                          24,600,000             26,560,000

            Total assets            $591,010,000           $564,130,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable              $ 21,650,000           $ 20,330,000
      Accrued liabilities             33,080,000             30,550,000
      Current portion of
        long-term debt                   320,000                320,000

            Total current
            liabilities               55,050,000             51,200,000

Deferred income taxes and other       29,600,000             29,190,000
Long-term debt                       238,630,000            238,890,000

            Total liabilities        323,280,000            319,280,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 36.6 million shares        370,000                370,000
Paid-in capital                      154,080,000            154,190,000
Retained earnings                    114,900,000             91,700,000
Cumulative translation adjustments    (1,620,000)            (1,410,000)

            Total shareholders'
              equity                 267,730,000            244,850,000

            Total liabilities and
              shareholders' equity  $591,010,000           $564,130,000


               The accompanying notes are an integral part of the
                         consolidated financial statements.
                                          1
PAGE

                          TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (UNAUDITED)


                                   Six Months Ended                        Three Months Ended
                                       June 30,                                  June 30,
                                 1994           1993                       1994            1993
Net sales                   $281,400,000    $225,520,000               $146,940,000    $118,600,000
Cost of sales               (190,820,000)   (154,510,000)               (97,620,000)    (80,360,000)
Selling, general and
 administrative expenses     (42,750,000)    (34,730,000)               (21,890,000)    (17,470,000)

        Operating profit      47,830,000      36,280,000                 27,430,000      20,770,000


Interest expense              (5,930,000)     (4,080,000)                (3,090,000)     (1,790,000)
Other income (expense),
 net                           1,410,000       1,530,000                    780,000         670,000


                              (4,520,000)     (2,550,000)                (2,310,000)     (1,120,000)

Income before income
 taxes                        43,310,000      33,730,000                 25,120,000      19,650,000
Income taxes                  17,540,000      13,660,000                 10,180,000       8,000,000

Net income                  $ 25,770,000    $ 20,070,000               $ 14,940,000    $ 11,650,000


Preferred stock
 dividends,
  MascoTech, Inc.                           $  3,500,000                               $  1,750,000

Earnings available for
 common stock               $ 25,770,000    $ 16,570,000               $ 14,940,000    $  9,900,000

Earnings per common
 share:
        Primary                     $.70            $.57                       $.40             $.34
        Fully diluted               $.66            $.54                       $.38             $.32

Dividends declared per
 common share                       $.07           $.055                       $.04             $.03

Weighted average number
  of common and common
  equivalent shares
  outstanding:
        Primary               37,038,000      29,152,000                 37,038,000        29,171,000
        Fully diluted         42,121,000      36,974,000                 42,120,000        36,974,000

                        The accompanying notes are an integral part of the
                            consolidated condensed financial statements.

                                                  2
PAGE

                                  TRIMAS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                        Six Months Ended
                                                             June 30,
                                                     1994             1993

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                  $25,770,000      $20,070,000
      Adjustments to reconcile net income
        to net cash from operations:
               Depreciation and amortization       10,490,000        8,960,000
               Deferred income taxes                  600,000          500,000
               (Increase) decrease in
                 receivables                      (23,290,000)     (18,310,000)
               (Increase) decrease in inventories  (1,700,000)       5,020,000
               Increase (decrease) in accounts
                 payable and accrued liabilities    4,670,000        4,020,000
               Other, net                            (490,000)      (2,200,000)

                 Net cash from (used for)
                   operations                      16,050,000       18,060,000

  INVESTMENTS:
      Capital expenditures                        (11,030,000)      (8,870,000)

                 Net cash from (used for)
                   investments                    (11,030,000)      (8,870,000)

  FINANCING:
      Retirement of long-term debt                   (260,000)         (50,000)
      Preferred stock dividends paid to
        MascoTech, Inc.                                             (8,750,000)
      Common stock dividends paid                  (2,200,000)      (1,440,000)

                  Net cash from (used for)
                    financing                      (2,460,000)     (10,240,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                2,560,000       (1,050,000)
  At beginning of period                           69,770,000       64,770,000

      At end of period                            $72,330,000      $63,720,000



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

B.  Inventories by component are as follows:

                                  June 30,        December 31,
                                    1994             1993

    Finished goods               $39,230,000      $41,950,000
    Work in process               13,130,000       12,230,000
    Raw material                  26,040,000       22,520,000
                                 $78,400,000      $76,700,000

C. Property and equipment reflects accumulated depreciation of $97.3 million and $92.3 million as of June 30, 1994 and December 31, 1993, respectively.

                                             4
PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


    Net sales during the second quarter of 1994 equalled $146.9 million, exceeding last year's second quarter sales by 23.9 percent, and established a new quarterly sales record for the Company. First half 1994 sales increased
24.8 percent over the comparable period in 1993 to $281.4 million, again representing a record for the relevant period. Operating results during 1994 include those of Lamons Metal Gasket Co., acquired in November, 1993.

    All four of the Company's business segments experienced an increase in sales during the second quarter of 1994 over the comparable period last year. Net sales of the Towing Systems segment increased 19.1 percent over 1993's second quarter to $53.8 million. Sales for the six month period were $95.5 million, an
18.5 percent increase over the $80.6 million achieved in the comparable period in 1993. These increases were the result of several factors, including the strength of the automotive industry, primarily the continuing trend in new vehicle sales toward light trucks and sport utility vehicles which are more apt to use towing systems products, ongoing new product introductions and strong demand for marine aftermarket products. The seasonality of the end-markets served by this segment cause its sales to be concentrated in the second and third quarters of each year.

    Second quarter 1994 sales by the Specialty Fasteners segment were $35.7 million, a 15.0 percent increase over the comparable period in 1993. Strong demand from the heavy-duty truck, distribution, and other original equipment industrial markets continue to favorably impact the performance of this segment. For the first six months of 1994, sales by the Specialty Fasteners segment increased 15.3 percent over the first six months of 1993 to $71.0 million.

PAGE

    Specialty Container Products segment sales for the second quarter of 1994 were $40.2 million, a 42.6 percent increase over the second quarter of 1993, reflecting the inclusion of the results of Lamons Metal Gasket Co. in 1994. For the first six months sales increased 54.0 percent to $81.4 million. In addition to the effect of the Lamons Metal Gasket acquisition, year-to-date sales of specialty container closures, dispensing equipment and compressed gas cylinders improved as the strength of the general economy continued to impact the markets served by these products.

    Second quarter sales by the Corporate Companies segment increased 21.2 percent to $17.3 million over 1993's revenues of $14.3 million. For the first six months of 1994, sales exceeded 1993 results by 9.9 percent equalling $33.6 million. The segment continues to benefit from record demand for specialty industrial tape products, and strong demand for vapor barrier products used in many construction applications.

    The Company's consolidated gross margin for the second quarter of 1994 was
33.6 percent compared to 32.2 percent for the second quarter of 1993. For the first six months of 1994 and 1993 gross margin was 32.2 percent and 31.5 percent, respectively. Because of the seasonal factors relating to the Towing Systems segment and the volume sensitive nature of the Company's operations, gross margin recorded in the second quarter is typically higher than that which is realized during the first quarter. Maintaining high gross margins is an important operating strategy of the Company as it helps maximize earnings growth as a result of sales increases.

    The Company's consolidated operating profit of $27.4 million during the second quarter of 1994 represents a 32.1 percent increase over the second quarter of 1993. The operating margin increased to 18.7 percent from 17.5 percent achieved in the second quarter of 1993. Operating profit for the first six months of 1994 was $47.8 million and represented an operating margin

                                           6
PAGE
of 17.0 percent compared to 1993's first six months operating profit of $36.3 million or 16.1 percent of net sales. The operating profits of all of the Company's reporting segments increased during the second quarter and the first six months of 1994 compared to comparable periods in 1993. This improvement in profit is primarily the result of the successful cost reduction efforts employed by the operating units, as well as the previously mentioned sales increases and related volume sensitivity.

    Earnings available for common stock for the six months and three months ended June 30, 1994 were $25.8 million and $14.9 million respectively, compared to $16.6 million and $9.9 million respectively, after provisions for preferred stock dividends, in last year's comparable periods. Primary earnings per common share equalled $.70 on 37.0 million shares for the first six months of 1994 compared to 1993's primary earnings per common share of $.57 on 29.2 million shares. The increase in common shares outstanding was the result of the conversion of the Company's $100 Convertible Participating Preferred Stock in December, 1993. Fully diluted earnings per common share were $.66 on 42.1 million shares versus $.54 on 37.0 million shares for the six months ended June 30, 1994 and 1993. The increase in fully diluted shares was the result of the issuance of Convertible Subordinated Debentures in August, 1993. Primary and fully diluted earnings per common share for the second quarters of 1994 and 1993 were $.40 and $.38, and $.34 and $.32, respectively.



Liquidity, Working Capital and Cash Flows

    The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt

                                          7
PAGE
service and dividends, while maintaining its strategic level of liquidity. At June 30, 1994 the current ratio was 4.4 to 1 and working capital equalled $187.6 million, including $72.3 million of cash and cash equivalents. At December 31, 1993 the current ratio was 4.2 to 1 and working capital equalled $163.8 million. At June 30, 1994, the Company had available credit of $228.0 million under its revolving credit facility.

    Cash flows from operations provided $16.1 million and $18.1 million during the first six months of 1994 and 1993, respectively. These operating cash flows were net of increases in accounts receivable of $23.3 million in 1994 and $18.3 million in 1993 due mainly to the seasonality of the Towing Systems segment as well as increased sales by all of the Company's business segments.
Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. Capital expenditures equalled $11.0 million in 1994 and $8.9 million in 1993. The conversion of the Company's Preferred Stock into common shares in December, 1993 and an increase in the common stock dividend rate resulted in an increase in common stock dividends paid to $2.2 million in 1994 versus $1.4 million in 1993. No preferred stock dividends were paid in the first six months of 1994, as compared to $8.8 million during 1993.

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

                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)   Exhibits:

                 11    Computation of Earnings Per Common Share
                 12    Computation of Ratios of Earnings to Fixed Charges

           (b)   Reports on Form 8-K:

                       None were filed during the quarter ended June 30, 1994.













                                 SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMAS CORPORATION

Date:   August 10, 1994                 By:   /s/William E.  Meyers
                                              William E. Meyers
                                              Vice President - Controller
                                              (Chief accounting officer
                                                and authorized signatory)

                                         9
PAGE

                                  Exhibit Index



Exhibit
 Number                Description of Document

  11             Computation of Earnings Per Common Share.

  12             Computation of Ratios of Earnings to Fixed Charges.