Form 10-Q
period 1994-09-30
TRIMAS CORP
filed 1994-11-09
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                For the quarterly period ended September 30, 1994

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


                                             Shares Outstanding at
            Class                               October 31, 1994

Common Stock, $.01 Par Value                      36,644,101
PAGE

                               TRIMAS CORPORATION

                                      INDEX


                                                                  Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       September 30, 1994 and December 31, 1993       1

                    Consolidated Condensed Statements of
                       Income for the Three Months and Nine
                       Months Ended September 30, 1994 and 1993       2

                    Consolidated Condensed Statements of
                       Cash Flows for the Nine Months
                       Ended September 30, 1994 and 1993              3

                    Notes to Consolidated Condensed
                       Financial Statements                           4

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  5


Part II.  Other Information and Signature                             9
PAGE

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                         September 30,     December 31,
                                              1994             1993
                                          (Unaudited)
Assets
Current assets:
     Cash and cash equivalents           $ 96,200,000      $ 69,770,000
     Receivables                           70,080,000        58,710,000
     Inventories                           77,870,000        76,700,000
     Prepaid expenses                       9,500,000         9,790,000

           Total current assets           253,650,000       214,970,000

Property and equipment                    166,330,000       162,230,000
Excess of cost over net assets
  of acquired companies                   149,730,000       152,210,000
Notes receivable                            9,090,000         8,160,000
Other assets                               24,080,000        26,560,000

           Total assets                  $602,880,000      $564,130,000

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                    $ 19,540,000      $ 20,330,000
     Accrued liabilities                   36,280,000        30,550,000
     Current portion of long-term debt        320,000           320,000

           Total current liabilities       56,140,000        51,200,000

Deferred income taxes and other            29,250,000        29,190,000
Long-term debt                            238,600,000       238,890,000

           Total liabilities              323,990,000       319,280,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 36.6
  million shares                              370,000           370,000
Paid-in capital                           154,080,000       154,190,000
Retained earnings                         125,810,000        91,700,000
Cumulative translation adjustments         (1,370,000)       (1,410,000)

           Total shareholders' equity     278,890,000       244,850,000

           Total liabilities and
              shareholders' equity       $602,880,000      $564,130,000


                            The accompanying notes are an integral part of the
                                    consolidated financial statements.

                                                     1
PAGE

                                    TRIMAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                (UNAUDITED)


                                     Nine Months Ended                        Three Months Ended
                                        September 30,                            September 30,
                                 1994                1993                 1994               1993
Net sales                    $414,990,000        $335,230,000          $133,590,000      $109,710,000
Cost of sales                (280,830,000)       (229,200,000)          (90,010,000)      (74,690,000)
Selling, general and
 administrative expenses      (63,460,000)        (52,520,000)          (20,710,000)      (17,790,000)

      Operating profit        70,700,000           53,510,000            22,870,000        17,230,000


Interest expense              (9,310,000)          (6,250,000)           (3,380,000)       (2,170,000)
Other income (expense),
 net                             2,710,000          2,350,000             1,300,000           820,000


                                (6,600,000)        (3,900,000)           (2,080,000)       (1,350,000)

Income before income
 taxes                          64,100,000         49,610,000            20,790,000        15,880,000
Income taxes                    25,960,000         20,090,000             8,420,000         6,430,000

Net income                    $ 38,140,000       $ 29,520,000          $ 12,370,000      $  9,450,000


Preferred stock
 dividends,
  MascoTech, Inc.                                $  5,250,000                            $  1,750,000

Earnings available for
 common stock                 $ 38,140,000       $ 24,270,000          $ 12,370,000      $  7,700,000

Earnings per common
 share:
      Primary                        $1.03              $.83                   $.33              $.26
      Fully diluted                   $.97              $.79                   $.32              $.25

Dividends declared per
 common share                         $.11             $.085                   $.04              $.03

Weighted average number
  of common and common
  equivalent shares
  outstanding:
      Primary                   37,033,000        29,165,000             37,022,000        29,189,000
      Fully diluted             42,116,000        37,997,000             42,104,000        40,016,000




                            The accompanying notes are an integral part of the
                               consolidated condensed financial statements.

                                                     2
PAGE

                                    TRIMAS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)



                                                       Nine Months Ended
                                                         September 30,
                                                     1994             1993

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                  $38,140,000     $29,520,000
      Adjustments to reconcile net income
        to net cash from operations:
            Depreciation and amortization          15,810,000      13,560,000
            Deferred income taxes                   1,100,000         750,000
            (Increase) decrease in receivables    (12,300,000)    (12,440,000)
            (Increase) decrease in inventories     (1,170,000)      3,000,000
            Increase (decrease) in accounts
              payable and accrued liabilities       5,580,000       5,210,000
            Other, net                               (120,000)     (1,630,000)

              Net cash from (used for)
                operations                         47,040,000      37,970,000

  INVESTMENTS:
      Capital expenditures                        (16,660,000)    (16,130,000)

              Net cash from (used for)
                investments                       (16,660,000)    (16,130,000)

  FINANCING:
      Issuance of convertible subordinated
        debt, net                                                 112,050,000
      Retirement of long-term debt                   (290,000)   (115,070,000)
      Preferred stock dividends paid to
        MascoTech, Inc.                                           (10,500,000)
      Common stock dividends paid                  (3,660,000)     (2,310,000)

               Net cash from (used for)
                 financing                         (3,950,000)    (15,830,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period               26,430,000       6,010,000
  At beginning of period                           69,770,000      64,770,000

      At end of period                            $96,200,000     $70,780,000



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

B.    Inventories by component are as follows:

                                        September 30,               December 31,
                                            1994                       1993

      Finished goods                    $41,050,000                 $41,950,000
      Work in process                    12,270,000                  12,230,000
      Raw material                       24,550,000                  22,520,000
                                        $77,870,000                 $76,700,000

C. Property and equipment reflects accumulated depreciation of $101.3 million and $92.3 million as of September 30, 1994 and December 31, 1993, respectively.

                                                     4
PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations


      Net sales during the third quarter of 1994 equaled $133.6 million, exceeding last year's third quarter sales by 21.8 percent. Sales during 1994's first nine months increased 23.8 percent over the comparable period in 1993 to $415.0 million. Both third quarter and year-to-date sales represent records for the relevant periods as all four of the Company's reporting segments experienced increases in sales over the corresponding periods of 1993. Operating results during 1994 include those of Lamons Metal Gasket Co., acquired in November, 1993.

      Net sales of the Towing Systems segment increased 9.8 percent in the third quarter of 1994, and 15.7 percent in the first nine months of 1994. Sales for this segment reached $40.8 million for the third quarter of 1994, and $136.2 million for the first nine months of 1994. Factors contributing to these sales increases include a stronger automotive sales cycle, particularly sales of light trucks and sport utility vehicles which are more apt to use towing system products, strong demand for marine OEM and aftermarket products, and continuing new product introductions. Because of the seasonality of the demand for the products provided by this segment, its sales are concentrated in the second and third quarters of each year.

      Third quarter 1994 sales by the Specialty Fasteners segment increased 11.0 percent over 1993's level to $34.0 million. For the first nine months of the year, sales increased 13.9 percent to $105.0 million. Increased sales to heavy-duty truck, distribution, and other original equipment industrial markets have favorably impacted the operating results of this segment. As customers in these markets have continued to consolidate their vendor bases, preferred suppliers like the TriMas Specialty Fasteners companies have increased their market shares.

      Sales of the Specialty Container Products segment for the third quarter 1994 were $40.9 million, a 57.7 percent increase over the comparable period in 1993. For the first nine months of the year, sales increased 55.2 percent to $122.3 million. In addition to the impact of the Lamons Metal Gasket acquisition which is reflected in 1994's results, sales of specialty container closures and compressed gas cylinders improved as the industrial and commercial markets requiring these products strengthened along with the general economy.

      Corporate Companies segment sales were $17.9 million during the 1994 third quarter, an 11.9 percent increase over 1993's third quarter. Sales for the first nine months of 1994 increased 10.6 percent to $51.5 million. Strong demand for cutting tools, specialty industrial tape products and vapor barrier products used in construction applications contributed to the improved performance of this segment.

      The Company's consolidated gross margin for the third quarter of 1994 was
32.6 percent compared to 31.9 percent for the third quarter of 1993. For the first nine months of 1994 and 1993, the gross margins were 32.3 percent and 31.6 percent, respectively. The volume sensitive nature of the Company's operations results in improved gross margins as sales increase. Maintaining high gross margins is an important operating strategy of the Company as it helps maximize earnings growth as a result of sales increases.

      The Company's consolidated operating profit for the third quarter of 1994 was $22.9 million, a 32.7 percent increase over the similar period of 1993. The operating margins for the three months ended September 30, 1994 and 1993 were
17.1 percent and 15.7 percent, respectively. For the first nine months of 1994, operating profit increased 32.1 percent to $70.7 million and represented an operating margin of 17.0 percent, compared to operating profit of $53.5 million or 16.0 percent of net sales in 1993. All four of the Company's segments reported an increase in operating profit for the third quarter and the first nine months of 1994. This improvement in profit is primarily the result of successful cost reduction programs employed by the operating units, as well as the previously discussed increased sales volumes including the effect of the Lamons acquisition.

      Interest expense increased in both the third quarter and first nine months of 1994 compared to last year principally because of the borrowings associated with the Lamons acquisition and higher prevailing interest rates. Higher interest rates and increased average cash balances resulted in more interest income, the major component of other income, in both 1994 periods.

      Earnings available for common stock for the nine months and three months ended September 30, 1994 were $38.1 million and $12.4 million respectively, compared to $24.3 million and $7.7 million respectively, after provisions for preferred stock dividends, in last year's comparable periods. Primary earnings per common share equalled $1.03 on 37.0 million shares for the first nine months of 1994 compared to 1993's primary earnings per common share of $.83 on 29.2 million shares. The increase in common shares outstanding was the result of the conversion of the Company's $100 Convertible Participating Preferred Stock in December, 1993. Fully diluted earnings per common share were $.97 on 42.1 million shares versus $.79 on 38.0 million shares for the nine months ended September 30, 1994 and 1993, respectively. The increase in fully diluted shares was the result of the issuance of 5% Convertible Subordinated Debentures in August, 1993. Primary and fully diluted earnings per common share for the third quarter of 1994 were $.33 and $.32, compared to $.26 and $.25 in 1993's third quarter.

PAGE

Liquidity, Working Capital and Cash Flows

      The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At September 30, 1994 the current ratio was 4.5 to 1 and working capital equalled $197.5 million, including $96.2 million of cash and cash equivalents. At December 31, 1993 the current ratio was 4.2 to 1 and working capital equalled $163.8 million. At September 30, 1994, the Company had available credit of $228.0 million under its revolving credit facility.

      Cash flows from operations provided $47.0 million and $38.0 million during the first nine months of 1994 and 1993, respectively. These operating cash flows were net of increases in receivables of $12.3 million in 1994 and $12.4 million in 1993. This increase in receivables during the first nine months of each year is due mainly to the seasonality of the Towing Systems segment, and increased sales volumes. Capital expenditures equalled $16.7 million and $16.1 million in 1994 and 1993, respectively. The conversion of the Company's Preferred Stock in December, 1993 and an increase in the dividend rate resulted in common stock dividends paid in 1994 of $3.7 million versus $2.3 million in 1993. No preferred stock dividends have been paid in 1994 compared to $10.5 million paid in the first nine months of 1993.

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

PAGE

                                        PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                11  Computation of Earnings Per Common Share
                12 Computation of Ratios of Earnings to Fixed Charges 27 Financial Data Schedule

           (b)  Reports on Form 8-K:

                    None were filed during the quarter ended
                    September 30, 1994.













                                                 SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRIMAS CORPORATION

Date:   November 9, 1994             By:   /s/William E.  Meyers
                                         William E. Meyers
                                         Vice President - Controller
                                         (Chief accounting officer
                                          and authorized signatory)

PAGE

Exhibit Index



Exhibit
 Number                 Description of Document

  11                Computation of Earnings Per Common Share

  12                Computation of Ratios of Earnings to Fixed Charges

  27                Financial Data Schedule