Form 10-K405
period 1994-12-31
TRIMAS CORP
filed 1995-03-03
CIK 842633

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994       COMMISSION FILE NUMBER 1-10716

                               TRIMAS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     38-2687639
           (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)
         315 EAST EISENHOWER PARKWAY                              48108
             ANN ARBOR, MICHIGAN                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 313-747-7025

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- -------------------------------------------------------------------------------
COMMON STOCK, $.01 PAR VALUE                          NEW YORK STOCK EXCHANGE, INC.
5% CONVERTIBLE SUBORDINATED DEBENTURES DUE            NEW YORK STOCK EXCHANGE, INC.
  2003

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 15, 1995 (BASED ON THE CLOSING SALE PRICE OF $21 1/4 OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $328,510,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT FEBRUARY 15, 1995:
          36,650,501 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1995 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                       PAGE
- -----                                                                                      -----
                                             PART I
   1.   Business........................................................................       2
   2.   Properties......................................................................       8
   3.   Legal Proceedings...............................................................       8
   4.   Submission of Matters to a Vote of Security Holders.............................       8
        Supplementary Item. Executive Officers of Registrant............................       8

                                             PART II
   5.   Market for Registrant's Common Equity and Related Stockholder Matters...........       9
   6.   Selected Financial Data.........................................................      10
   7.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................      11
   8.   Financial Statements and Supplementary Data.....................................      16
   9.   Changes in and Disagreements With Accountants on Accounting and Financial
        Disclosure......................................................................      33

                                             PART III
  10.   Directors and Executive Officers of the Registrant..............................      34
  11.   Executive Compensation..........................................................      34
  12.   Security Ownership of Certain Beneficial Owners and Management..................      34
  13.   Certain Relationships and Related Transactions..................................      34

                                             PART IV
  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................      35
        Signatures......................................................................      37

                                  FINANCIAL STATEMENT SCHEDULES
        TriMas Corporation and Subsidiaries Financial Statement Schedule................     F-1

                                     PART I

ITEM 1. BUSINESS.

     TriMas Corporation is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. TriMas Corporation's operations are conducted through sixteen operating businesses principally manufacturing industrial container closures, pressurized gas cylinders, specialty industrial gaskets, towing systems products, specialty fasteners, specialty products for fiberglass insulation, specialty tapes and precision cutting tools. TriMas Corporation's businesses are managed as decentralized autonomous profit centers which emphasize entrepreneurial management, high value-added products and services and strong cash flows.

     TriMas Corporation was incorporated under the laws of the State of Delaware in 1986 as Campbell Industries, Inc., and, in October, 1988, adopted the name TriMas Corporation in connection with the transactions described below. Immediately prior to such transactions, the Company was principally a manufacturer of industrial fasteners as a result of an acquisition in December, 1986. Except as the context otherwise indicates, the terms "TriMas Corporation" and the "Company" refer to TriMas Corporation and its consolidated subsidiaries.

     Effective October 1, 1988, the Company acquired various businesses and cash from MascoTech, Inc. ("MascoTech") in exchange for securities of the Company. In a related transaction, Masco Corporation ("Masco"), which prior to the above described acquisition had an equity ownership interest in the Company, acquired additional shares of Company Common Stock, $.01 par value per share (the "Company Common Stock"), in exchange for cash. The Company became a public corporation in February, 1989 when approximately 28 percent of the then outstanding Company Common Stock was distributed by Masco to its stockholders as a special dividend. MascoTech currently holds approximately 41 percent of Company Common Stock and Masco currently holds approximately 5 percent of Company Common Stock.

     In January, 1990, the Company acquired three businesses from Masco which are engaged in the manufacture of trailer hitches, tow bars and accessories, winches, jacks and couplers as well as flame-retardant facings and jacketings and pressure-sensitive tapes used in conjunction with insulation products. In June, 1990, the Company acquired the operating assets and business of Draw-Tite, Inc. Draw-Tite is engaged in the manufacture and sale of trailer hitches and other related towing systems products. In October, 1991, the Company acquired all of the capital stock of Monogram Aerospace Fasteners, Inc., a manufacturer of highly engineered specialty fasteners for the domestic and international aerospace industry. In November, 1993, the Company acquired from MascoTech all of the capital stock of Lamons Metal Gasket Co., a manufacturer and distributor of specialty industrial gaskets.

INDUSTRY SEGMENTS

     While each of the Company's businesses operates as an autonomous entity, they are grouped into four distinct categories for financial reporting purposes:
Specialty Fasteners, Towing Systems, Specialty Container

Products and Corporate Companies. The following table details the entities which compose each of the Company's operating segments.

              COMPANY                   DATE ACQUIRED                PRINCIPAL PRODUCTS
- ------------------------------------   ---------------      ------------------------------------
Specialty Fasteners:
  Lake Erie Screw Corporation.......    December, 1986      Fasteners
  Commonwealth Industries...........     October, 1988      Heat treating
  Eskay Screw Corporation...........     October, 1988      Fasteners
  Monogram Aerospace Fasteners,
     Inc. ..........................     October, 1991      Fasteners
Towing Systems:
  Fulton Performance Products,
     Inc. ..........................     January, 1990      Jacks, winches and couplers
  Reese Products, Inc. .............     January, 1990      Vehicle hitches and related
                                                            accessories
  Draw-Tite, Inc. ..................        June, 1990      Vehicle hitches and related
                                                            accessories
Specialty Container Products:
  Norris Cylinder Company...........     October, 1988      Compressed gas cylinders
  Rieke Corporation.................     October, 1988      Industrial container closures and
                                                            related products
  Lamons Metal Gasket Co. ..........    November, 1993      Specialty industrial gaskets
Corporate Companies:
  Kee Services, Inc. ...............     October, 1988      Vacuum heat treating
  Keo Cutters, Inc. ................     October, 1988      Precision cutting tools
  Punchcraft Company................     October, 1988      Punches and dies
  Reska Spline Products, Inc. ......     October, 1988      Master gears and gages
  Richards Micro-Tool, Inc. ........     October, 1988      Precision cutting tools
  Compac Corporation................     January, 1990      Insulation facing and specialty
                                                            tapes

     Although all of the businesses have been acquired since the Company was formed in 1986, each business had a long operating history prior to its acquisition by the Company.

     The following table sets forth net sales and operating profit information for the past three years for each of the Company's industry segments.

                                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1994        1993        1992
                                                                --------    --------    --------
NET SALES:
  Specialty Fasteners........................................   $138,720    $122,740    $113,020
  Towing Systems.............................................    163,130     139,790     122,960
  Specialty Container Products...............................    163,880     118,970      94,090
  Corporate Companies........................................     69,750      61,730      58,160
                                                                --------    --------    --------
     Total net sales.........................................   $535,480    $443,230    $388,230
                                                                ========    ========    ========
OPERATING PROFIT (BEFORE GENERAL CORPORATE EXPENSE):
  Specialty Fasteners........................................   $ 24,280    $ 19,250    $ 17,340
  Towing Systems.............................................     25,660      22,150      17,670
  Specialty Container Products...............................     39,060      28,820      22,830
  Corporate Companies........................................      9,850       7,110       6,670
                                                                --------    --------    --------
     Total operating profit..................................   $ 98,850    $ 77,330    $ 64,510
                                                                ========    ========    ========

     For further business segment information see Note 14 of the Notes to Consolidated Financial Statements of the Company.

SPECIALTY FASTENERS

     Lake Erie Screw Corporation, Eskay Screw Corporation, Monogram Aerospace Fasteners, Inc. and Commonwealth Industries form the Company's Specialty Fasteners segment. Lake Erie and Eskay are manufacturers of both standard and custom-designed ferrous, nonferrous and special alloy fasteners sold to commercial and industrial markets. Monogram Fasteners manufactures permanent blind bolt and temporary fasteners used in aircraft construction and assembly. Commonwealth provides specialized metallurgical services for fastener products used in a variety of markets.

     Lake Erie specializes in manufacturing both standard and custom-designed large diameter fasteners, generally in sizes 1/4" to 1 1/4". Lake Erie's design and engineering capabilities enable the company to formulate fastener product programs to meet demanding metallurgical and performance specifications for a wide variety of customers. With this emphasis on design and engineering, coupled with its ability to offer just-in-time delivery, the Company believes that Lake Erie has established a premier reputation in the industry for product quality and service. Lake Erie products are sold to distributors and manufacturers in the agricultural, transportation, construction, fabricated metal products, and commercial and industrial maintenance markets. Lake Erie is a leading manufacturer of private brand products for the equipment maintenance aftermarket, supplying national and regional private brand distributor organizations. During 1994 TriMas Fasteners, Inc., a capacity expansion of Lake Erie, commenced operations in the first phase of a planned 275,000 square foot large diameter industrial fastener manufacturing and distribution facility in Indiana.

     Eskay manufactures both ferrous and nonferrous standard and specialty-designed small diameter fasteners, generally in sizes 3/8" and smaller. Eskay's strategy is to focus on niche markets which require high value-added products for critical applications. Eskay's ES-Form(R) and ES-Form(R)II, Plask(R)I and Plask(R)II, Plask H/L(R), and Tri-Plask(R) self-threading specialty fasteners, for example, are designed for use in applications where the absence of drilling chip contamination is critical. A typical application would be electronic or electrical assemblies installed within metallic or plastic housings and requiring no chip contamination to qualify for UL or other certification. Eskay products are marketed directly to distributors and manufacturers in the electrical and electronic equipment, appliance, fabricated metal products, furniture, transportation and agricultural markets.

     Monogram Fasteners manufactures highly engineered specialty fasteners for the domestic and international aerospace industry. Monogram Fasteners is the leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok(R), Visu-Lok(R)II and Radial-Lok(TM) blind bolts, which allow sections of aircraft to be joined together when access is provided to only one side of the airframe, are lighter in weight and provide certain cost efficiencies over conventional two-sided fastening devices. Monogram Fasteners' Composi-Lok(R) and Composi-Lok(R)II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

     Commonwealth Industries provides commercial heat treating and specialized metallurgical and finishing services for fastener products used in the automotive, industrial, agricultural and construction markets.

     The Company's fasteners are sold through factory personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses primarily provide products and services for specialized market niches, and principally compete as quality and service oriented suppliers in their respective market segments.

TOWING SYSTEMS

     The Towing Systems segment comprises Draw-Tite, Inc., Reese Products, Inc. and Fulton Performance Products, Inc. These three companies are leading producers of vehicle hitches, jacks, winches, couplers and related accessories. Draw-Tite, Reese and Fulton give TriMas the leading position in the design and manufacture of towing systems products for domestic and imported passenger cars, light trucks and recreational vehicles. The Company believes that product lines offered by its Towing Systems companies are the most extensive in the industry, permitting TriMas to provide custom-designed products for virtually every towing vehicle and need.

     Each company conducts extensive testing of its products to assure reliable and safe performance. Engineering, product design and fatigue testing are performed utilizing computer aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation equipped trailers and towing vehicles. Extensive product testing programs have improved product safety and reliability and reduced manufacturing costs.

     The Company believes that Draw-Tite is the largest North American manufacturer and distributor of premium towing systems products, including hitches and towing accessories, such as hitch balls, sway controls, wiring harnesses and brake controls. Draw-Tite has two manufacturing facilities and seven regional distribution centers in the United States, as well as a sales and distribution center in Canada. Draw-Tite sales are principally to independent installers through its own sales organization. Rapid delivery and customer service are emphasized, with most Draw-Tite orders shipped within twenty-four hours of receipt.

     Reese manufactures premium towing systems products, including weight-distributing hitches and towing accessories, which are sold to independent installers, distributors, recreational vehicle manufacturers and automotive aftermarket retailers. Sales in the United States are made by both Reese sales personnel and independent sales representatives and are distributed from five regional distribution centers. Reese also manufactures and distributes hitches and towing accessories in Canada and Australia, and the Company believes that Reese is the largest manufacturer of such products in Australia.

     Fulton is a major manufacturer of winches, jacks, couplers and accessories for marine, recreational vehicle, agricultural and industrial markets. These products are sold by Fulton marketing personnel to distributors, manufacturers and aftermarket retailers.

     Due to seasonal factors, sales by companies which form the Towing Systems segment are stronger during the Company's second and third quarters.

SPECIALTY CONTAINER PRODUCTS

     The Company's Specialty Container Products segment consists of Rieke Corporation, Norris Cylinder Company and Lamons Metal Gasket Co., leading suppliers of products for the containment and dispensing of fluids and gases for the chemical, agricultural, refining, food, petroleum, health care and other industries.

     The Company believes that Rieke is the largest manufacturer in North America of steel and plastic industrial container closures and dispensing products. Rieke's manufacturing and distribution facilities in the United States, Canada and Mexico, as well as distribution capabilities in Europe and the Far East, allow Rieke to service most major world markets for its products. Industrial container closures are manufactured using metal forming and plastic injection molding technologies, supplemented by automated material handling systems.

     Rieke believes its investment in new product development and manufacturing programs has enabled it to develop and produce precise quality, high performance products while maintaining cost-efficient production capabilities. For more than seventy years, Rieke's new product development programs have provided innovative and attractive proprietary product opportunities, which have been an integral part of its success. Among these products are the ViseGrip(R) steel flange and plug closure, the Poly-ViseGrip(R) plastic closure, the all plastic, environmentally safe, self-venting FlexSpout(R) flexible pouring spout and the ViseGrip drum closure.

     Rieke sells its products through factory personnel primarily to industrial container manufacturers who also utilize Rieke's specialty tooling to install the closures. A significant portion of Rieke's products are specified by end-users of industrial containers. Rieke believes it has been successful in having end-users specify its products because of Rieke's history of new product development, its product quality and performance characteristics and its customer service standards.

     Norris is the world's leading manufacturer of a complete line of large and intermediate size, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases. Norris is one of two United States manufacturers of large high-pressure seamless compressed gas cylinders, used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health care markets. In addition, Norris offers a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries. The Company believes that Norris is the largest United States manufacturer of large and intermediate size high-pressure cylinders and is a major source of acetylene cylinders.

     The Company believes that Norris is the leading product innovator in its industry. Among Norris' product developments are the Ultrapure(R) seamless stainless steel cylinder for the semiconductor and pharmaceutical industries, the patented Pacesetter(TM) cylinder, which was the first asbestos-free acetylene cylinder available to satisfy increasing concerns about asbestos in the workplace environment, and the Ultralight(TM) high-pressure cylinder designed to hold 30 percent more gas than standard cylinders of similar size, weight and diameter. In addition, Norris has directed a portion of its research and new product development efforts to specially-designed cylinders for natural gas powered vehicles and related refueling facilities.

     Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and equipment manufacturers. Cylinder products are sold by Norris personnel organized in five geographic sales regions. Sales for export markets and to national accounts are made by personnel at Norris' corporate office.

     Lamons manufactures and distributes metallic and nonmetallic industrial gaskets for refining, petrochemical and other industrial applications principally in the United States and, through a wholly-owned subsidiary, in Canada. Gaskets are supplied both for original installations and replacement and maintenance.

     The Company believes that Lamons is the largest gasket supplier to the United States petroleum refining and petrochemical industries. Sales are made direct from the factory to major customers, through seven company-owned distribution facilities in major regional markets, or through a large network of independent distributors. Lamons has maintained its market leadership position through superior customer service and delivery and high product quality.

CORPORATE COMPANIES

     The Company currently has six businesses that compose its Corporate Companies segment. The largest of these companies is Compac Corporation, the leading manufacturer of flame-retardant facings and jacketings used in conjunction with fiberglass insulation as temperature and vapor barriers. These products are principally used for commercial and industrial construction applications, and are sold to most major manufacturers of fiberglass insulation.

     Compac's product line also includes pressure-sensitive specialty tape products which are marketed to insulation manufacturers as well as to numerous other customers. Pressure-sensitive products for the insulation industry are utilized for sealing pipe jacketing, ducts and fiberglass wrappings to increase the efficiency and cost effectiveness of heating and cooling installations. Combined with Compac's facing and jacketing products, pressure-sensitive specialty tapes enable Compac to offer customers the only complete systems approach to insulation installation. With important product positions in several specialty tape markets, Compac is pursuing further opportunities to expand its presence in the industry. Utilizing existing pressure-sensitive adhesive technologies, Compac continues to develop new product programs to expand its pressure-sensitive product positions into subsegments of existing markets, including the medical supply industry.

     The other businesses that constitute the Corporate Companies segment produce a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches and provide specialty metal finishing services. Principal markets served by these companies include the automotive, aerospace, appliance, medical and electronics industries, with such diverse products as miniature precision cutting tools for orthopedic surgery and ophthalmic surgical products to high volume industrial cutting tools and master gages.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     Except for the Company's businesses which form the Towing Systems segment, no material portion of the Company's business is seasonal. No material portion of the Company's business has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments, and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired. Except for Rieke's facilities in Canada and Mexico, Lamons' Canadian facilities and the Canadian and Australian operations of Reese, all of the Company's manufacturing operations are in the United States. Approximately five percent of the Company's net sales for 1994 and approximately seven percent of the Company's net sales for both 1993 and 1992, were attributable to export sales from the United States. Further financial information concerning the Company's operations in its industry segments as of and for each of the three years in the period ended December 31, 1994 is set forth in the notes to the Company's consolidated financial statements.

PATENTS AND TRADEMARKS

     The Company holds a number of patents, patent applications, licenses, trademarks and trade names. The Company considers its patents, patent applications, licenses, trademarks and trade names to be valuable, but does not believe that there is any reasonable likelihood that the loss of any such rights would have a material effect on the Company's industry segments or its present business as a whole.

COMPETITION

     The major markets for the Company's products in its industry segments are highly competitive. Competition is based primarily on performance, quality, service and price, with the relative importance of such factors varying among products. Although a number of companies of varying size compete with the Company in its industry segments, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines.

EMPLOYEES

     The Company currently employs approximately 3,500 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following table identifies the Company's manufacturing facilities by location and the industry segments utilizing such facilities:

California..................................   Commerce (a)
Illinois....................................   Wood Dale (a)
Indiana.....................................   Auburn (c), Elkhart (b), Frankfort (a), Mongo (b)
Louisiana...................................   Baton Rouge (c)
Massachusetts...............................   Plymouth (d)
Michigan....................................   Detroit (a), Warren (d)(d)(d)(d), Canton (b)
New Jersey..................................   Edison (d), Netcong (d)
Ohio........................................   Lakewood (a)
Texas.......................................   Houston (c), Longview (c)
Wisconsin...................................   Mosinee (b)
Australia...................................   Hampton Park, Victoria (b)
Canada......................................   Brampton, Ontario (c), Fort Erie, Ontario (c),
                                               Oakville, Ontario (b), Sarnia, Ontario (c)
Mexico......................................   Mexico City (c)

     Note: Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (a) Specialty Fasteners; (b) Towing Systems; (c) Specialty Container Products; and (d) Corporate Companies.

     The Company's largest manufacturing facility, consisting of approximately 400,000 square feet, is located in Lakewood, Ohio. This facility is owned by the Company and is used to manufacture specialty fasteners. The Company's other manufacturing facilities range in size from approximately 10,000 to 250,000 square feet. Most of these facilities are owned by the Company and are not subject to significant encumbrances. The Company's executive offices are leased facilities in Ann Arbor, Michigan.

     The Company's buildings, machinery and equipment have been generally well maintained, are in good operating condition, and are adequate for the Company's current production requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to claims and litigation in the ordinary course of its business, but does not believe any such claim or litigation is material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                        NAME                                    POSITION            AGE    OFFICER SINCE
- ----------------------------------------------------   --------------------------   ----   -------------
Richard A. Manoogian................................   Chairman of the Board        58         1989
Brian P. Campbell...................................   President                    54         1986
William E. Meyers...................................   Vice President-Controller    62         1987
Peter C. DeChants...................................   Vice President-Treasurer     42         1990

     Each of the officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian is and has been the Chairman of the Board and the Chief Executive Officer of each of Masco Corporation and MascoTech, Inc., affiliates of the Company. Masco Corporation is a manufacturer of building and home improvement and home furnishings products for the home and family. MascoTech, Inc. manufactures products principally for the original equipment and aftermarket transportation markets. Mr. Campbell has been President of the Company since its founding in 1986. Mr. Meyers has been Vice President-Controller of the Company since August, 1987. Mr. DeChants has been Vice President-Treasurer of the Company since January, 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange ("NYSE") is the principal market on which the Company's Common Stock is traded (under the symbol TMS). The following table indicates the high and low sale prices for Company Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated.

                                                                        MARKET PRICE
                                                                        ------------    DIVIDENDS
                                                                        HIGH    LOW     DECLARED
                                                                        ----    ----    ---------
1993
  First Quarter......................................................   $16 1/2 $14 1/4   $.025
  Second Quarter.....................................................    18 3/4  15 5/8     .03
  Third Quarter......................................................    20      17         .03
  Fourth Quarter.....................................................    24 5/8  18 1/4     .03
                                                                                        -------
       Total.........................................................                     $.115
                                                                                        =======
1994
  First Quarter......................................................   $28 1/2 $22 3/4   $ .03
  Second Quarter.....................................................    27 1/8  21 5/8     .04
  Third Quarter......................................................    24 7/8  21 1/2     .04
  Fourth Quarter.....................................................    23 5/8  18 3/8     .04
                                                                                        -------
       Total.........................................................                     $ .15
                                                                                        =======

     On February 15, 1995, there were approximately 2,950 holders of record of Company Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the years and dates indicated:

                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                               1994      1993(A)     1992(B)     1991(C)       1990
                                             --------    --------    --------    --------    --------
Net sales.................................   $535,480    $443,230    $388,230    $339,440    $328,470
Operating profit..........................   $ 91,400    $ 70,020    $ 58,620    $ 53,980    $ 53,720
Income before extraordinary charge........   $ 50,100    $ 38,000    $ 29,780    $ 20,260    $ 19,960
Earnings available for common stock before
  extraordinary charge....................   $ 50,100    $ 32,750    $ 22,780    $ 13,260    $ 12,960
Earnings per common share before
  extraordinary charge:
     Primary..............................      $1.35       $1.05        $.87        $.67        $.66
     Fully diluted........................      $1.28       $1.01        $.87        $.67        $.66
Dividends declared per common share(D)....       $.15       $.115        $.05
At December 31:
  Working capital.........................   $207,570    $163,770    $131,820    $119,120    $140,400
  Total assets............................   $614,320    $564,130    $446,620    $448,760    $424,830
  Long-term debt..........................   $238,600    $238,890    $178,490    $266,570    $256,690
  Shareholders' equity....................   $290,600    $244,850    $215,440    $115,570    $105,000

- -------------------------
(A) Reflects the acquisition of one business in 1993.

(B) Net income, earnings available for common stock and earnings per common share in 1992 were $24.0 million, $17.0 million and $.65, respectively, after being reduced $5.7 million, $5.7 million and $.22, respectively, for an extraordinary charge related to the early extinguishment of subordinated debt.

(C) Net income, earnings available for common stock and earnings per common share in 1991 were $17.8 million, $10.8 million and $.54, respectively, after being reduced $2.5 million, $2.5 million and $.13, respectively, for an extraordinary charge related to the early extinguishment of subordinated debt. Reflects the acquisition of one business in 1991.

(D) In the third quarter of 1992 the Company initiated a regular quarterly dividend on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During 1994 TriMas achieved record net sales and operating earnings for the seventh consecutive year as it continued its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company's competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, and the acquisition of selected companies which can enhance future growth and profitability.

     The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

ANALYSIS OF 1994 OPERATIONS COMPARED TO 1993 OPERATIONS

     Record net sales of $535.5 million in 1994 increased 20.8 percent over 1993 net sales of $443.2 million. TriMas' strategic diversification of products and markets has balanced its operating risk over a broad range of industries, moderating the cyclical impact of individual markets. As in 1993, the results of the Company's strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1994's sales performance.

     The Company's gross margin percentage increased to 32.5 percent in 1994, up from 32.1 percent in 1993. The improvement in 1994's gross margin reflects the incremental profit impact of increased sales volumes as well as the effects of ongoing cost reduction and manufacturing efficiency initiatives. Selling, general and administrative expenses increased 14.5 percent in 1994, compared to 1993, but as a percentage of net sales decreased to 15.4 percent, compared to
16.3 percent in 1993.

     Consolidated operating profit, after general corporate expense, equaled $91.4 million during 1994, compared to $70.0 million in 1993, an increase of
30.5 percent, with operating profit margins of 17.1 percent and 15.8 percent in 1994 and 1993, respectively.

     A record year was experienced by the Specialty Fasteners segment in both sales and operating profit as operating profit increased 26.1 percent to $24.3 million, compared to $19.3 million in 1993, while sales of $138.7 million were
13.0 percent higher than 1993 sales of $122.7 million. Higher levels of economic activity contributed to segment sales increases during 1994, reflected by increased sales to the heavy-duty truck, distribution and other original equipment markets. As a result of higher sales levels and improved operating efficiencies, the segment operating profit margin increased to 17.5 percent in 1994, compared to 15.7 percent in 1993. In 1994 inventory turnover was 5.5 times as compared to 5.1 times in 1993. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $9.1 million, compared to 1993's $9.2 million.

     Record operating profit of the Towing Systems segment increased 15.8 percent to $25.7 million, compared to $22.2 million in 1993. Record segment sales increased 16.7 percent to $163.1 million, compared to $139.8 million in 1993. Operating performance of the segment was favorably impacted by higher domestic vehicle sales, market share initiatives and manufacturing efficiencies resulting from both 1993 and 1994 capital expenditure programs. The segment's 1994 operating profit margin equaled 15.7 percent, compared to 15.8 percent in 1993. Inventory turnover during the year was 3.1 times as compared to 3.0 times in 1993. Capital expenditures decreased to $6.7 million, compared to $7.9 million in 1993.

     In 1994 operating profit of the Specialty Container Products segment increased 35.5 percent to a record $39.1 million, compared to $28.8 million in 1993. Segment sales of $163.9 million, also a record level, were 37.7 percent higher than 1993's $119.0 million. Lamons Metal Gasket Co., acquired in November 1993, has been included in the Specialty Container Products segment for financial reporting purposes and is included in 1994 segment results. The segment's operating profit margin in 1994 of 23.8 percent was affected by full year acquisition related expenses at Lamons. Although Lamons' historical operating profit margin has been lower relative to the combined historical margin of the other two segment companies, its margins have consistently met or exceeded the high standards of the Company's acquisition criteria. In 1993 the segment's operating margin equaled 24.2 percent. The segment's inventory turnover was 6.3 times in 1994, compared to 6.6 times during 1993. Capital expenditures for the segment, primarily to further improve manufacturing efficiencies and service capabilities, were $5.4 million, compared to $7.8 million in 1993.

     The Corporate Companies segment achieved record operating results during 1994 as operating profit increased 38.5 percent to $9.9 million, compared to $7.1 million in 1993. Record segment sales of $69.8 million increased 13.0 percent, compared to $61.7 million in 1993. The Precision Cutting Tools group and Compac Corporation both benefited from the generally stronger economy. Compac Corporation's continued expansion in specialty industrial tape niche markets and the cost savings associated with the successful consolidation of two industrial tape manufacturing facilities during the latter part of the year also contributed to 1994's sales and earnings increases. All of these factors contributed to the segment's 1994 operating profit margin of 14.1 percent exceeding that achieved in 1993 of 11.5 percent. In 1994 inventory turnover was
5.6 times as compared to 5.3 times in 1993. Capital expenditures during the year increased to $3.0 million, compared to $1.3 million in 1993.

     Primary earnings per common share increased 28.6 percent to $1.35 in 1994 based on 37.0 million average common shares and equivalents outstanding, compared to $1.05 and 31.1 million shares and equivalents outstanding in 1993. The increase in primary shares outstanding was principally the result of the conversion of the Company's $100 Convertible Participating Preferred Stock in December 1993. Fully diluted earnings per common share in 1994 were $1.28, based on 42.1 million average common shares and equivalents outstanding, compared to $1.01 and 39.1 million shares and equivalents outstanding in 1993. The increase in fully diluted shares in 1994 was principally the result of the issuance of the 5% Convertible Subordinated Debentures Due 2003 in August 1993, which are convertible into 5.1 million common shares.

ANALYSIS OF 1993 OPERATIONS COMPARED TO 1992 OPERATIONS

     TriMas achieved net sales in 1993 of $443.2 million, an increase of 14.2 percent over 1992 net sales of $388.2 million. As in 1992, the results of the Company's strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1993's sales performance.

     The Company's gross margin percentage increased to 32.1 percent in 1993, up from 31.5 percent in 1992. The improvement in 1993's gross margin reflects the incremental profit impact of increased sales volumes as well as the effects of ongoing cost reduction and manufacturing efficiency initiatives. Selling, general and administrative expenses as a percentage of net sales decreased modestly during 1993 to 16.3 percent, compared to 16.4 percent for 1992.

     Consolidated operating profit, after general corporate expense, equaled $70.0 million during 1993, compared to $58.6 million in 1992, with operating profit margins of 15.8 percent and 15.1 percent in 1993 and 1992, respectively.

     The Specialty Fasteners segment operating profit increased 11.0 percent to $19.3 million, compared to $17.3 million in 1992, while sales of $122.7 million were 8.6 percent higher than 1992 sales of $113.0 million. Higher levels of economic activity contributed to segment sales increases during 1993, reflected by increased sales to the heavy-duty truck, distribution and other original equipment markets. As a result of higher sales levels and improved operating efficiencies, the segment operating profit margin increased to 15.7 percent in 1993, compared to 15.3 percent in 1992. Segment profit performance in both years was impacted by higher costs relating to quality and customer service initiatives, as well as higher costs associated with the establishment of TriMas Fasteners, Inc. In 1993 inventory turnover was 5.1 times as compared to 4.5 times in 1992. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $9.2 million, an increase of
139.4 percent over 1992's $3.8 million.

     Operating profit of the Towing Systems segment increased 25.4 percent to $22.2 million, compared to $17.7 million in 1992. Segment sales increased 13.7 percent to $139.8 million, compared to $123.0 million in 1992. Operating performance of the segment was favorably impacted by higher domestic vehicle sales, market share initiatives and manufacturing efficiencies resulting from both 1992 and 1993 capital expenditure programs. As a result of increased sales levels and operating efficiencies, the segment's 1993 operating profit margin increased to 15.8 percent, compared to
14.4 percent in 1992. Inventory turnover during the year was 3.0 times as compared to 3.1 times in 1992. Capital expenditures decreased to $7.9 million, compared to $10.2 million in 1992.

     In 1993 operating profit of the Specialty Container Products segment increased 26.2 percent to $28.8 million, compared to $22.8 million in 1992. Segment sales of $119.0 million were 26.4 percent higher than 1992's $94.1 million. Lamons Metal Gasket Co., acquired in November 1993, has been included in the Specialty Container Products segment for financial reporting purposes and is included in 1993 segment results. Operating margin in 1993 of the previously owned segment companies improved over 1992's level, while the acquisition of Lamons and the related depreciation and amortization affected the segment operating margin as a whole. The segment's inventory turnover was 6.6 times in 1993, compared to 7.0 times during 1992. Capital expenditures for the segment, primarily to further improve manufacturing efficiencies and service capabilities, and consolidate manufacturing facilities at Norris Cylinder Company, were $7.8 million, compared to $3.5 million in 1992.

     The Corporate Companies segment operating profit increased 6.6 percent to $7.1 million, compared to $6.7 million in 1992. Segment sales of $61.7 million increased 6.1 percent, compared to $58.2 million in 1992. The Precision Cutting Tools group and Compac Corporation both benefited from the modestly strengthening economy during 1993 as well as individual market share gains. Compac Corporation's continued expansion in specialty industrial tape niche markets contributed to 1993's sales increase. The 1993 segment operating profit margin of 11.5 percent equaled that achieved in 1992. In 1993 inventory turnover was 5.3 times as compared to 4.9 times in 1992. Capital expenditures during the year decreased to $1.3 million, compared to $2.9 million in 1992.

     In August 1993 the Company issued $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The net proceeds of $112.0 million, together with available cash resources, were used to reduce existing bank borrowings by $115.0 million.

     On December 15, 1993, all outstanding shares of the Company's $100 Convertible Participating Preferred Stock were converted into approximately 7.8 million shares of common stock. Because of this conversion, the provision for preferred stock dividends in 1993 totaled $5.3 million as compared to $7.0 million in 1992.

     Primary earnings per common share increased 20.7 percent to $1.05 in 1993 based on 31.1 million average common shares and equivalents outstanding, compared to $.87 (before an extraordinary charge) and 26.0 million shares and equivalents outstanding in 1992. The increase in primary shares outstanding was the result of the conversion of the Convertible Participating Preferred Stock, as well as the 1993 full year effect of 1992's public offering of 9.2 million common shares. Fully diluted earnings per common share in 1993 were $1.01, based on 39.1 million average common shares and equivalents outstanding, compared to $.87 (before an extraordinary charge) and 33.9 million shares and equivalents outstanding in 1992. Convertible securities did not have a dilutive effect in 1992. The increase in fully diluted shares in 1993 was the result of the issuance of the Convertible Subordinated Debentures, which are convertible into
5.1 million common shares.

LIQUIDITY, WORKING CAPITAL AND CASH FLOWS

     One of the Company's financial strategies is to maintain a relatively high level of liquidity and cash flow, which continued in 1994. Historically, TriMas Corporation has generated significant cash flows from operating activities to fund capital expenditures, debt service, dividends and other operating requirements. Cash flow generation has been enhanced by the Company's continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements to support increased sales volumes.

     One of the Company's strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

     "Free Cash Flow": Free Cash Flow is cash from operations remaining after the Company has satisfied its capital investment initiatives to enhance manufacturing efficiencies, expand productive capacity and avail itself of other competitive opportunities. As one of its financial strategies, the Company focuses on maximizing Free Cash Flow to achieve management's primary objective -- maximizing long-term shareholder value. The consolidated statements of cash flows are summarized as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1994        1993        1992
                                                                 --------    --------    --------
Cash flows from (used for):
  Operations..................................................   $ 67,670    $ 50,100    $ 57,800
  Capital expenditures........................................    (24,310)    (26,280)    (20,480)
                                                                 --------    --------    --------
"Free Cash Flow"..............................................     43,360      23,820      37,320
Cash flows from (used for):
  Acquisitions................................................                (60,280)
  Financing...................................................     (5,460)     41,460     (19,680)
                                                                 --------    --------    --------
Increase in cash and cash equivalents.........................   $ 37,900    $  5,000    $ 17,640
                                                                 ========    ========    ========

     In 1994 the Company again experienced strong operating cash flows as operating activities provided $67.7 million. Increased cash flow from income and noncash charges for depreciation and amortization during 1994 were partially offset by working capital needs to support 1994's internal sales growth as new product successes and marketing initiatives and the improved economy contributed to record sales levels in all four segments. Capital expenditures to reduce product costs, improve quality, increase manufacturing efficiencies and expand productive capacity equaled $24.3 million in 1994, and $26.3 million and $20.5 million in 1993 and 1992. During the three year period approximately $25.0 million of capital expenditures were for capacity expansion and productivity enhancements in the Towing Systems segment, and $12.5 million were for capacity expansion in the Specialty Fasteners segment at the Company's new TriMas Fasteners, Inc. facility in Indiana. The Company continues its active corporate development efforts to complement internal growth through significant investments for the acquisition of additional companies which meet TriMas' selective criteria. In 1993 the Company acquired Lamons Metal Gasket Co. for $60.3 million cash.

     The Company's net financing activities during this period consisted of the funding of the cost of the 1993 acquisition, the refinancing of its prior Subordinated Debentures from cash and the issuance of equity securities, and the payment of common and preferred dividends. The Company borrowed $60.0 million in November 1993 under its bank revolving credit agreement to finance the acquisition of Lamons. In August 1993 the Company issued $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The net proceeds of the offering of $112.0 million, together with $3.0 million of available cash resources, were used to redeem $115.0 million of borrowings under the Company's bank revolving credit agreement which were originally incurred to finance prior acquisitions.

     In April 1992 the Company issued 9.2 million new shares of common stock through a public offering. The net proceeds from the offering of $85.2 million together with a portion of available cash resources, a total of $97.0 million, were used to redeem $88.0 million of subordinated debt and pay a related redemption premium.

     The Company initiated a quarterly common stock dividend during 1992, and common stock dividends paid in 1994, 1993 and 1992 equaled $5.1 million, $3.2 million and $.7 million, respectively. In 1993 the Company paid $12.3 million in preferred stock dividends representing dividends accrued through the first three quarters of 1993 and the full year 1992. In 1992 the Company paid $7.0 million of preferred stock dividends accrued during the prior year.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

     At December 31, 1994, the Company's current ratio was 4.7 to 1 and working capital totaled $207.6 million, including $107.7 million of cash and cash equivalents. At December 31, 1993, the current ratio was 4.2 to 1 and working capital totaled $163.8 million, including $69.8 million of cash and cash equivalents.

     The Company's working capital turnover was 2.9 times in 1994, compared to
3.0 times in 1993. Excluding cash, the working capital turnover was 5.5 times in 1994 as compared to 5.4 times in 1993. The Company's inventory turned over 4.6 times in 1994, compared to 4.8 times in 1993, while the accounts receivable days-sales year-end balance declined to 51 days in 1994, compared to 52 days in 1993.

     The Company has a $350.0 million revolving credit facility, maturing in 1998, with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. At December 31, 1994, the Company had available credit of $228.0 million under the credit agreement.

CORPORATE DEVELOPMENT

     The Company maintains an active acquisition program, which has made important contributions to the Company's growth. During 1993 the Company acquired Lamons Metal Gasket Co. from MascoTech, Inc. for $60.3 million cash and the assumption of certain liabilities, plus contingent payments based upon Lamons achieving specified levels of future earnings.

     The Company utilizes well-disciplined criteria in selecting acquisitions, including the long-term enhancement of its financial strength and shareholder value.

     The initial earnings benefit of acquisitions to the Company is less than the corresponding increase in sales since earnings are reduced by acquisition related costs such as interest and added depreciation and amortization. Generally, the anticipated earnings improvement for the Company comes from subsequent growth of acquired companies, since future incremental sales are not burdened with these fixed acquisition costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of TriMas Corporation:

     We have audited the consolidated financial statements and the financial statement schedule of TriMas Corporation and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 8, 1995

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1994             1993             1992
                                                   -------------    -------------    -------------
Net sales.......................................   $ 535,480,000    $ 443,230,000    $ 388,230,000
Cost of sales...................................    (361,520,000)    (301,130,000)    (266,110,000)
Selling, general and administrative expenses....     (82,560,000)     (72,080,000)     (63,500,000)
                                                   -------------    -------------    -------------
     Operating profit...........................      91,400,000       70,020,000       58,620,000
Interest expense:
     MascoTech, Inc.............................                                        (3,490,000)
     Other......................................     (12,930,000)      (9,420,000)      (9,400,000)
Other income (expense), net.....................       5,030,000        3,270,000        4,070,000
                                                   -------------    -------------    -------------
     Income before income taxes and
       extraordinary charge.....................      83,500,000       63,870,000       49,800,000
Income taxes....................................      33,400,000       25,870,000       20,020,000
                                                   -------------    -------------    -------------
     Income before extraordinary charge.........      50,100,000       38,000,000       29,780,000
Extraordinary charge related to the early
  extinguishment of debt, net of income taxes...                                        (5,740,000)
                                                   -------------    -------------    -------------
     Net income.................................   $  50,100,000    $  38,000,000    $  24,040,000
                                                    ============     ============     ============
Preferred stock dividends, MascoTech, Inc.......                    $   5,250,000    $   7,000,000
                                                                     ============     ============
Earnings available for common stock.............   $  50,100,000    $  32,750,000    $  17,040,000
                                                    ============     ============     ============
Primary earnings per common share:
  Before extraordinary charge...................           $1.35            $1.05             $.87
  Earnings per common share.....................           $1.35            $1.05             $.65
Fully diluted earnings per common share:
  Before extraordinary charge...................           $1.28            $1.01             $.87
  Earnings per common share.....................           $1.28            $1.01             $.65

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1994            1993
                                                                    ------------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $107,670,000    $ 69,770,000
  Receivables....................................................     64,190,000      58,710,000
  Inventories....................................................     79,560,000      76,700,000
  Prepaid expenses...............................................     11,790,000       9,790,000
                                                                    ------------    ------------
          Total current assets...................................    263,210,000     214,970,000
Property and equipment...........................................    168,380,000     162,230,000
Excess of cost over net assets of acquired companies.............    149,160,000     152,210,000
Notes receivable.................................................      9,960,000       8,160,000
Other assets.....................................................     23,610,000      26,560,000
                                                                    ------------    ------------
          Total assets...........................................   $614,320,000    $564,130,000
                                                                     ===========     ===========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $ 21,590,000    $ 20,330,000
  Accrued liabilities............................................     33,770,000      30,550,000
  Current portion of long-term debt..............................        280,000         320,000
                                                                    ------------    ------------
          Total current liabilities..............................     55,640,000      51,200,000
Deferred income taxes and other..................................     29,480,000      29,190,000
Long-term debt...................................................    238,600,000     238,890,000
                                                                    ------------    ------------
          Total liabilities......................................    323,720,000     319,280,000
                                                                    ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million shares,
     outstanding 36.6 million shares.............................        370,000         370,000
  Paid-in capital................................................    155,210,000     154,190,000
  Retained earnings..............................................    136,310,000      91,700,000
  Cumulative translation adjustments.............................     (1,290,000)     (1,410,000)
                                                                    ------------    ------------
          Total shareholders' equity.............................    290,600,000     244,850,000
                                                                    ------------    ------------
          Total liabilities and shareholders' equity.............   $614,320,000    $564,130,000
                                                                     ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1994            1993             1992
                                                     ------------    -------------    ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income...................................   $ 50,100,000    $  38,000,000    $ 24,040,000
     Adjustments to reconcile net income to net
       cash from operations:
          Extraordinary charge....................                                       5,740,000
          Depreciation and amortization...........     20,580,000       18,470,000      16,920,000
          Deferred income taxes...................      3,210,000          500,000       1,140,000
          (Increase) decrease in receivables......     (7,280,000)      (4,250,000)      1,040,000
          (Increase) decrease in inventories......     (2,860,000)      (8,120,000)      1,470,000
          Increase (decrease) in accounts payable
            and accrued liabilities...............      5,110,000        3,770,000       3,470,000
          Other, net..............................     (1,190,000)       1,730,000       3,980,000
                                                     ------------    -------------    ------------
            Net cash from operations..............     67,670,000       50,100,000      57,800,000
                                                     ------------    -------------    ------------
  INVESTMENTS:
     Capital expenditures.........................    (24,310,000)     (26,280,000)    (20,480,000)
     Acquisitions, net of cash acquired...........                     (60,280,000)
                                                     ------------    -------------    ------------
            Net cash from (used for)
               investments........................    (24,310,000)     (86,560,000)    (20,480,000)
                                                     ------------    -------------    ------------
  FINANCING:
     Long-term debt:
          Issuance................................                      60,000,000
          Retirement..............................       (330,000)    (115,150,000)       (140,000)
     Issuance of convertible subordinated debt,
       net........................................                     112,030,000
     Issuance of common shares, net...............                                      85,150,000
     Retirement of subordinated debt, MascoTech,
       Inc., including redemption premium.........                                     (96,970,000)
     Preferred stock dividends paid to
       MascoTech, Inc.............................                     (12,250,000)     (7,000,000)
     Common stock dividends paid..................     (5,130,000)      (3,170,000)       (720,000)
                                                     ------------    -------------    ------------
            Net cash from (used for) financing....     (5,460,000)      41,460,000     (19,680,000)
                                                     ------------    -------------    ------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year................     37,900,000        5,000,000      17,640,000
  At beginning of the year........................     69,770,000       64,770,000      47,130,000
                                                     ------------    -------------    ------------
     At end of the year...........................   $107,670,000    $  69,770,000    $ 64,770,000
                                                      ===========     ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TriMas Corporation and its majority owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to conform with current year presentation.

AFFILIATES

     As of December 31, 1994, MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 5.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals .8 percent of the Company's net sales, subject to certain adjustments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1994, the Company had $90.5 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

INVENTORIES

     Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over the periods estimated to be benefited, not exceeding 40 years. At December 31, 1994 and 1993, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $26.8 million and $21.5 million, respectively. Amortization expense was $5.3 million, $4.5 million and $4.2 million in 1994, 1993 and 1992, respectively.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1994.

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. The Company has not provided for taxes on $12.3 million of undistributed earnings of foreign subsidiaries at December 31, 1994, because such earnings are generally considered permanently reinvested.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1994, 1993 and 1992 were calculated on the basis of 37.0 million, 31.1 million and 26.0 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1994, 1993 and 1992 were calculated on the basis of 42.1 million, 39.1 million and 33.9 million weighted average common and common equivalent shares outstanding. Common shares outstanding and per common share amounts have been adjusted to reflect the 100 percent stock distribution in July 1993.

     In 1993 MascoTech, Inc. converted all of the $100 Convertible Participating Preferred Stock into 7.8 million shares of Company common stock.

NOTE 2. ACQUISITIONS

     During 1993 the Company acquired all of the capital stock of Lamons Metal Gasket Co. ("Lamons") from MascoTech, Inc. for $60.3 million cash and the assumption of certain liabilities. The acquisition was accounted for as a purchase. The excess of cost over net assets acquired of approximately $46.6 million is being amortized on a straight-line basis over 40 years. The results of operations of Lamons have been included in the consolidated financial statements from the effective date of the transaction. Additional purchase price amounts, contingent upon the achievement of specified levels of future profitability by Lamons, may be payable to MascoTech, Inc. beginning in 1997. These payments, if required, will be recorded as additional excess of cost over net assets of acquired businesses.

                               TRIMAS CORPORATION

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                          (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1994        1993        1992
                                                                  -------     -------     -------
Interest paid..................................................   $12,110     $ 7,470     $13,770
                                                                  =======     =======     =======
Income taxes paid..............................................   $30,440     $21,540     $13,620
                                                                  =======     =======     =======
Significant noncash transactions:
  Preferred stock dividends declared, payable to MascoTech,
     Inc. in subsequent year...................................                           $ 7,000
                                                                                          =======
  Common stock dividends declared, payable in subsequent
     year......................................................   $ 1,460     $ 1,100     $   720
                                                                  =======     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired..............................               $ 7,380
                                                                              =======

NOTE 4. RECEIVABLES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Accounts receivable.......................................................   $59,400    $54,320
Current portion of notes receivable.......................................     4,790      4,390
                                                                             -------    -------
                                                                             $64,190    $58,710
                                                                             =======    =======

     Accounts receivable are presented net of an allowance for doubtful accounts of $2.0 million and $1.8 million at December 31, 1994 and 1993, respectively. Accounts receivable at December 31, 1993 included approximately $3.2 million due from MascoTech, Inc. relating to the acquisition of Lamons Metal Gasket Co.

NOTE 5. INVENTORIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Finished goods............................................................   $44,860    $41,950
Work in process...........................................................    10,440     12,230
Raw material..............................................................    24,260     22,520
                                                                             -------    -------
                                                                             $79,560    $76,700
                                                                             =======    =======

NOTE 6. PROPERTY AND EQUIPMENT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
Cost:
  Land and land improvements............................................   $ 13,500    $ 13,170
  Buildings.............................................................     63,770      58,250
  Machinery and equipment...............................................    194,380     183,090
                                                                           --------    --------
                                                                            271,650     254,510
Less accumulated depreciation...........................................    103,270      92,280
                                                                           --------    --------
                                                                           $168,380    $162,230
                                                                           ========    ========

     Depreciation expense was $15.2 million, $13.9 million and $12.7 million in 1994, 1993 and 1992, respectively.

                               TRIMAS CORPORATION

NOTE 7. NOTES RECEIVABLE

     Notes receivable are net of an allowance for doubtful accounts of $.7 million at both December 31, 1994 and 1993, and consist principally of the long-term portion of notes receivable arising from the sale of certain products in the normal course of business. These notes bear various fixed interest rates and mature through 2000. At December 31, 1994, the carrying value of these notes receivable approximated their estimated fair value as calculated using the interest rates in effect on that date.

NOTE 8. ACCRUED LIABILITIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1994       1993
                                                                             -------    -------
Employee wages and benefits...............................................   $14,720    $11,440
Interest..................................................................     3,180      2,620
Property taxes............................................................     2,330      2,630
Current income taxes......................................................     1,540      2,050
Dividends.................................................................     1,460      1,100
Other.....................................................................    10,540     10,710
                                                                             -------    -------
                                                                             $33,770    $30,550
                                                                             =======    =======

NOTE 9. LONG-TERM DEBT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1994        1993
                                                                           --------    --------
Borrowings from banks...................................................   $122,000    $122,000
5% Convertible Subordinated Debentures Due 2003.........................    115,000     115,000
Other...................................................................      1,880       2,210
                                                                           --------    --------
                                                                            238,880     239,210
Less current maturities.................................................        280         320
                                                                           --------    --------
                                                                           $238,600    $238,890
                                                                           ========    ========

     Borrowings from banks are owing under the Company's $350.0 million revolving credit facility, maturing in 1998, with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. At December 31, 1994, the blended interest rate on these borrowings equaled 6.3 percent. The facility contains certain restrictive covenants, the most restrictive of which, at December 31, 1994, required $211.4 million of shareholders' equity. The Company had available credit of $228.0 million under its revolving credit facility at December 31, 1994.

     The 5% Convertible Subordinated Debentures are convertible into Company common stock at $22 5/8 per share, subject to adjustment in certain events. The Debentures are redeemable, at a premium, at the Company's option after August 1, 1996.

     In 1992 the Company retired subordinated debentures due in 1999, held by MascoTech, Inc., and recognized a $9.0 million pre-tax extraordinary charge ($5.7 million after tax, or $.22 per common share) relative to the payment of the redemption premium associated with the early extinguishment.

                               TRIMAS CORPORATION

NOTE 10. SHAREHOLDERS' EQUITY

                                                                     (IN THOUSANDS)
                                                                                        CUMULATIVE
                                         PREFERRED    COMMON    PAID-IN     RETAINED    TRANSLATION
                                           STOCK      STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                         ---------    ------    --------    --------    -----------    --------
Balance, January 1, 1992..............     $  70       $100     $ 68,250    $46,900       $   250      $115,570
  Net income..........................                                       24,040                      24,040
  Common shares issued................                   40       85,110                                 85,150
  Common stock dividends..............                                       (1,440 )                    (1,440)
  Preferred stock dividends...........                                       (7,000 )                    (7,000)
  Other...............................                               380                   (1,260)         (880)
                                         ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1992............        70        140      153,740     62,500        (1,010)      215,440
  Net income..........................                                       38,000                      38,000
  Common stock distribution...........                  150         (150)
  Common stock dividends..............                                       (3,550 )                    (3,550)
  Preferred stock dividends...........                                       (5,250 )                    (5,250)
  Preferred stock conversion..........       (70)        80          (10)
  Other...............................                               610                     (400)          210
                                         ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1993............       -0-        370      154,190     91,700        (1,410)      244,850
  Net income..........................                                       50,100                      50,100
  Common stock dividends..............                                       (5,490 )                    (5,490)
  Other...............................                             1,020                      120         1,140
                                         ---------    ------    --------    --------    -----------    --------
Balance, December 31, 1994............     $ -0-       $370     $155,210    $136,310      $(1,290)     $290,600
                                         =========    ========= =========   =========   ===========    =========

     During 1993 the dividends on the $100 Convertible Participating Preferred Stock, held by MascoTech, Inc., converted from an annual to a quarterly payment schedule. Therefore, the Company paid $12.3 million in preferred stock dividends in 1993 representing dividends accrued through the first three quarters of 1993 and the full year 1992. In December 1993 MascoTech, Inc. converted all of the preferred stock into 7.8 million shares of Company common stock.

     On the basis of amounts paid (declared), cash dividends per common share were $.14 ($.15) in 1994, $.11 ($.115) in 1993 and $.025 ($.05) in 1992.

NOTE 11. STOCK OPTIONS AND AWARDS

     The Company has a Stock Option Plan and a Restricted Stock Incentive Plan which permit the grant of up to a combined total of 2,000,000 shares of Company common stock for stock options or awards to key employees of the Company and its affiliates. Shares available for grant through these two plans were 331,826 and 419,944 at December 31, 1994 and December 31, 1993, respectively.

     Stock option data are as follows (option prices are the fair market value at the dates of grant):

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------
                                                                       1994              1993             1992
                                                                      -------           -------          -------
Options outstanding, January 1...............................         604,000           606,000           622,000
Options cancelled............................................                                              16,000
  Option price per share.....................................                                              $8 7/8
Options exercised............................................           9,800             2,000
  Option price per share.....................................          $8 7/8            $8 7/8
Options outstanding, December 31.............................         594,200           604,000           606,000
  Option price per share.....................................   $7 1/2-$8 7/8     $7 1/2-$8 7/8     $7 1/2-$8 7/8
Exercisable, December 31.....................................         218,000           167,200            64,000

                               TRIMAS CORPORATION

NOTE 11. STOCK OPTIONS AND AWARDS (CONTINUED)

     Restricted long-term incentive stock awards of a net total of 1,062,174 shares had been granted as of December 31, 1994, with the related costs being expensed over the ten year vesting period. At December 31, 1994, nonvested incentive stock awards had an aggregate carrying value of $8.7 million.

NOTE 12. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees. At December 31, 1994, the combined assets of the Company's defined benefit plans exceeded the combined accumulated benefit obligation by $4.3 million.

     The annual expense for all plans was:

                                                                          (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                   1994        1993        1992
                                                                  ------      ------      ------
Defined contribution plans.....................................   $3,320      $2,300      $2,210
Defined benefit plans..........................................      890         500         200
                                                                  ------      ------      ------
                                                                  $4,210      $2,800      $2,410
                                                                  ======      ======      ======

     Contributions to profit-sharing and other defined contribution plans are generally determined as a percentage of the covered employee's annual salary.

     Defined benefit plans provide retirement benefits for salaried employees based primarily on years of service and average earnings for the five highest consecutive years of compensation. Defined benefit plans covering hourly employees generally provide benefits of stated amounts for each year of service. These plans are funded based on an actuarial evaluation and review of the assets, liabilities and requirements of each plan. Plan assets are held by a trustee and invested principally in cash equivalents and marketable equity and fixed income instruments.

     Net periodic pension cost of defined benefit plans included the following components:

                                                                        (IN THOUSANDS)
                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1994         1993         1992
                                                               -------      -------      -------
Service cost................................................   $ 2,490      $ 2,030      $ 1,710
Interest cost...............................................     3,310        2,920        2,680
Actual (return)/loss on assets..............................     1,820       (5,900)      (2,920)
Net amortization and deferral...............................    (6,730)       1,450       (1,270)
                                                               -------      -------      -------
                                                               $   890      $   500      $   200
                                                               =======      =======      =======

     Net amortization and deferral consists of amortization of the net asset or overfunded position at the date of adoption and deferral and amortization of subsequent net gains and losses caused by the actual plan and investment experience differing from that assumed.

     Weighted average rate assumptions used were as follows:

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                1994         1993         1992
                                                                -----        -----        -----
Discount rate................................................    8.5%         7.0%         8.2%
Rate of increase in compensation levels......................    5.1%         5.1%         6.0%
Expected long-term rate of return on plan assets.............   10.7%        12.5%        12.1%

                               TRIMAS CORPORATION

NOTE 12. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                             (IN THOUSANDS)
                                                            AT DECEMBER 31,
                                        --------------------------------------------------------
                                                   1994                          1993
                                        --------------------------    --------------------------
                                           PLANS          PLANS          PLANS          PLANS
                                           WHERE          WHERE          WHERE          WHERE
                                          ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                          EXCEED        BENEFITS        EXCEED        BENEFITS
                                        ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                         BENEFITS        ASSETS        BENEFITS        ASSETS
                                        -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation..........     $25,410        $ 6,220        $27,450        $ 6,870
                                        ============   ============   ============   ============
  Accumulated benefit obligation.....     $23,860        $ 9,540        $27,970        $ 7,580
                                        ============   ============   ============   ============
  Projected benefit obligation.......     $30,840        $10,310        $37,110        $ 7,580
Plan assets at fair value............      30,390          7,310         35,440          5,790
                                        -----------    -----------    -----------    -----------
Projected benefit obligation (in
  excess of) or less than plan
  assets.............................        (450)        (3,000)        (1,670)        (1,790)
Unrecognized net (asset) or
  obligation.........................      (1,340)           440         (1,870)          (360)
Unrecognized prior service cost......         480          1,750            590            740
Unrecognized net (gain) or loss......       2,910            810          4,580          1,500
                                        -----------    -----------    -----------    -----------
     Prepaid pension cost or (pension
       liability)....................     $ 1,600        $   -0-        $ 1,630        $    90
                                        ============   ============   ============   ============

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. In 1992 the expense recognized for postretirement health care and life insurance benefits was based on actual expenditures. Effective January 1, 1993, the estimated costs of these postretirement benefits are being accrued during the eligible employees' service periods. The Company is amortizing the unrecognized accumulated postretirement benefit obligation existing at January 1, 1993, over 20 years.

     Net periodic postretirement benefit cost included the following components:

                                                                               (IN THOUSANDS)
                                                                                  FOR THE
                                                                                YEARS ENDED
                                                                                DECEMBER 31,
                                                                               --------------
                                                                               1994      1993
                                                                               ----      ----
Service cost................................................................   $230      $210
Interest cost...............................................................    420       520
Net amortization and deferral...............................................    170       240
                                                                               ----      ----
                                                                               $820      $970
                                                                               ====      ====

     Rate assumptions used were as follows:

                                                                                   FOR THE
                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                                --------------
                                                                                1994     1993
                                                                                -----    -----
Discount rate................................................................    8.5%     7.0%
Rate of increase in health care costs through the year 2000..................   12.0%    12.0%
Long-term rate of increase in health care costs subsequent to the year
  2000.......................................................................    7.0%     7.0%

                               TRIMAS CORPORATION

NOTE 12. RETIREMENT PLANS (CONTINUED)

     The following table sets forth the status of the unfunded postretirement benefit plans:

                                                                             (IN THOUSANDS)
                                                                            AT DECEMBER 31,
                                                                          --------------------
                                                                           1994         1993
                                                                          -------      -------
Accumulated postretirement benefit obligation:
  Retirees.............................................................   $(1,920)     $(2,270)
  Fully eligible active plan participants..............................      (800)        (920)
  Other active plan participants.......................................    (2,630)      (3,100)
                                                                          -------      -------
                                                                           (5,350)      (6,290)
Unrecognized transition obligation.....................................     4,320        4,560
Unrecognized net (gain) or loss........................................    (1,770)        (560)
                                                                          -------      -------
  Accrued postretirement benefit obligation............................   $(2,800)     $(2,290)
                                                                          =======      =======

     A one percentage point increase each year in the assumed rate of increase in health care costs would have increased the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $.1 million during 1994, and would have increased the accumulated postretirement benefit obligation at December 31, 1994, by approximately $.7 million.

NOTE 13. OTHER INCOME (EXPENSE), NET

                                                                          (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1994        1993        1992
                                                                  ------      ------      ------
Interest income................................................   $4,730      $3,570      $3,600
Other, net.....................................................      300        (300)        470
                                                                  ------      ------      ------
                                                                  $5,030      $3,270      $4,070
                                                                  ======      ======      ======

                               TRIMAS CORPORATION

NOTE 14. BUSINESS SEGMENT INFORMATION

          The Company's operations in its business segments consist principally of the manufacture and sale of the following:

          Specialty Fasteners: Cold formed fasteners and related metallurgical processing.

          Towing Systems: Vehicle hitches, jacks, winches, couplers and related towing accessories.

          Specialty Container Products: Industrial container closures, pressurized gas cylinders and metallic and nonmetallic gaskets.

          Corporate Companies: Specialty drills, cutters and specialized metal finishing services, and flame-retardant facings and jacketings and pressure-sensitive tapes.

          Corporate assets consist primarily of cash and cash equivalents and notes receivable.

                               TRIMAS CORPORATION

NOTE 14. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                     (IN THOUSANDS)
                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                           1994           1993           1992
                                                         --------       --------       --------
NET SALES
  Specialty Fasteners..............................      $138,720       $122,740       $113,020
  Towing Systems...................................       163,130        139,790        122,960
  Specialty Container Products.....................       163,880        118,970         94,090
  Corporate Companies..............................        69,750         61,730         58,160
                                                         --------       --------       --------
     Total net sales...............................      $535,480       $443,230       $388,230
                                                         ========       ========       ========
OPERATING PROFIT
  Specialty Fasteners..............................      $ 24,280       $ 19,250       $ 17,340
  Towing Systems...................................        25,660         22,150         17,670
  Specialty Container Products.....................        39,060         28,820         22,830
  Corporate Companies..............................         9,850          7,110          6,670
                                                         --------       --------       --------
     Total operating profit........................        98,850         77,330         64,510
Other income (expense), net........................        (7,900)        (6,150)        (8,820)
General corporate expense..........................        (7,450)        (7,310)        (5,890)
                                                         --------       --------       --------
     Income before income taxes and extraordinary
       charge......................................      $ 83,500       $ 63,870       $ 49,800
                                                         ========       ========       ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..............................      $137,190       $131,110       $127,570
  Towing Systems...................................       148,890        142,340        133,240
  Specialty Container Products.....................       150,360        144,890         73,240
  Corporate Companies..............................        55,210         53,060         52,710
                                                         --------       --------       --------
                                                          491,650        471,400        386,760
  Corporate........................................       122,670         92,730         79,860
                                                         --------       --------       --------
     Total assets..................................      $614,320       $564,130       $466,620
                                                         ========       ========       ========
CAPITAL EXPENDITURES
  Specialty Fasteners..............................      $  9,140       $  9,170       $  3,830
  Towing Systems...................................         6,720          7,930         10,240
  Specialty Container Products.....................         5,420         14,870          3,480
  Corporate Companies..............................         3,000          1,320          2,900
                                                         --------       --------       --------
                                                           24,280         33,290         20,450
  Corporate........................................            30             20             30
                                                         --------       --------       --------
     Total capital expenditures....................      $ 24,310       $ 33,310(A)    $ 20,480
                                                         ========       ========       ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..............................      $  6,970       $  6,490       $  6,230
  Towing Systems...................................         5,390          5,250          4,950
  Specialty Container Products.....................         5,790          4,410          3,530
  Corporate Companies..............................         2,360          2,240          2,130
                                                         --------       --------       --------
                                                           20,510         18,390         16,840
  Corporate........................................            70             80             80
                                                         --------       --------       --------
     Total depreciation and amortization...........      $ 20,580       $ 18,470       $ 16,920
                                                         ========       ========       ========

Operations are located principally in the United States.

(A) Including $7.0 million from a business acquired.

                               TRIMAS CORPORATION

NOTE 15. INCOME TAXES

                                                                         (IN THOUSANDS)
                                                                  FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                 -------------------------------
                                                                  1994        1993        1992
                                                                 -------     -------     -------
Income before income taxes and extraordinary charge:
  Domestic...................................................    $79,040     $60,630     $46,340
  Foreign....................................................      4,460       3,240       3,460
                                                                 -------     -------     -------
                                                                 $83,500     $63,870     $49,800
                                                                 =======     =======     =======
Provision for income taxes:
  Federal....................................................    $24,240     $20,980     $15,160
  State and local............................................      4,100       2,870       2,280
  Foreign....................................................      1,850       1,520       1,440
  Deferred, principally federal..............................      3,210         500       1,140
                                                                 -------     -------     -------
     Income taxes on income before income taxes and
       extraordinary charge..................................     33,400      25,870      20,020
  Tax (credit) related to extraordinary charge...............                             (3,230)
                                                                 -------     -------     -------
     Net income taxes........................................    $33,400     $25,870     $16,790
                                                                 =======     =======     =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate applicable to income before income taxes and extraordinary charge:

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                   1994       1993       1992
                                                                   -----      -----      -----
U.S. federal statutory tax rate...............................     35.0%      35.0%      34.0%
State and local taxes, net of federal tax benefit.............       3.2        2.9        3.0
Foreign taxes in excess of U.S. federal tax rate..............        .3         .6         .9
Nondeductible amortization of excess of cost over net assets
  of acquired companies.......................................        .8        1.7        2.1
Other, net....................................................        .7         .3         .2
                                                                   -----      -----      -----
     Effective tax rate before extraordinary charge...........     40.0%      40.5%      40.2%
                                                                   =====      =====      =====

     Items that gave rise to deferred taxes:

                                                                  (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                           ------------------------------------------------------------
                                                       1994                            1993
                                           ----------------------------    ----------------------------
                                           DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                              ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                           ------------    ------------    ------------    ------------
Property and equipment..................                     $ 19,620                        $ 18,040
Intangible assets.......................                        2,600
Inventory...............................      $  740                          $  170
Accrued liabilities.....................         920                           3,260
Other...................................       4,580            4,520          4,200            3,550
                                           ------------    ------------    ------------    ------------
                                              $6,240         $ 26,740         $7,630         $ 21,590
                                           ===========     ===========     ===========     ===========

     At December 31, 1994, capital loss carryforwards, for tax purposes only, equaled $3.3 million and expire in 1995.

                               TRIMAS CORPORATION

NOTE 16. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      QUARTERS ENDED
                                                       ---------------------------------------------
                                                       DECEMBER    SEPTEMBER      JUNE       MARCH
                                                         31ST        30TH         30TH        31ST
                                                       --------    ---------    --------    --------
1994:
  Net sales.........................................   $120,490    $ 133,590    $146,940    $134,460
  Gross profit......................................   $ 39,800    $  43,580    $ 49,320    $ 41,260
  Net income........................................   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Earnings available for common stock...............   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Primary earnings per common share.................       $.32         $.33        $.40        $.29
  Fully diluted earnings per common share...........       $.31         $.32        $.38        $.28
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,001       37,022      37,038      37,040
       Fully diluted................................     42,084       42,104      42,120      42,123
1993:
  Net sales.........................................   $108,000    $ 109,710    $118,600    $106,920
  Gross profit......................................   $ 36,070    $  35,020    $ 38,240    $ 32,770
  Net income........................................   $  8,480    $   9,450    $ 11,650    $  8,420
  Earnings available for common stock...............   $  8,480    $   7,700    $  9,900    $  6,670
  Primary earnings per common share.................       $.23         $.26        $.34        $.23
  Fully diluted earnings per common share...........       $.22         $.25        $.32        $.23
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,004       29,189      29,171      29,131
       Fully diluted................................     42,120       40,016      36,974      36,926

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 16. INTERIM FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)

     Earnings per common share in the fourth quarter of 1994 and 1993 were improved by $.06 and $.04, net, respectively, resulting from various year-end adjustments to accrual estimates recorded earlier in each year.

     Quarterly earnings per common share amounts for both 1994 and 1993 do not total to the full year amounts due to rounding in 1994 and to the change in the number of common shares outstanding occurring during 1993.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                            MARKET PRICE
          1994                                             --------------      DIVIDENDS
          QUARTER                                          HIGH      LOW       DECLARED
          -------                                          -----    -----      ---------
          Fourth........................................   $23 5/8  $18 3/8    $ .04
          Third.........................................    24 7/8   21 1/2      .04
          Second........................................    27 1/8   21 5/8      .04
          First.........................................    28 1/2   22 3/4      .03

                                                            MARKET PRICE
          1993                                             --------------      DIVIDENDS
          QUARTER                                          HIGH      LOW       DECLARED
          -------                                          -----    -----      ---------
          Fourth........................................   $24 5/8  $18 1/4    $ .03
          Third.........................................    20       17          .03
          Second........................................    18 3/4   15 5/8      .03
          First.........................................    16 1/2   14 1/4     .025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders, to be filed on or before April 28, 1995, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

     (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, consist of the following:

             Consolidated Statements of Income

             Consolidated Balance Sheets

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

         Financial Statement Schedule of the Company appended hereto, as required for the years ended December 31, 1994, 1993 and 1992, consists of the following:

                II. Valuation and Qualifying Accounts

     (3) Exhibits.

     3.a       Restated Certificate of Incorporation of TriMas Corporation.(6)

     3.b       Bylaws of TriMas Corporation, as amended.(4)

     4.a       Indenture dated as of August 1, 1993 between TriMas Corporation and
               Continental Bank, National Association (now known as Bank of America
               Illinois), as Trustee, and Directors' resolutions establishing TriMas
               Corporation's 5% Convertible Subordinated Debentures Due 2003.(6)

     4.b       Credit Agreement dated February 1, 1993 among TriMas Corporation, Certain
               Banks and NationsBank of North Carolina, N.A., as Agent.(3)

     Note:     Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of TriMas Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of TriMas Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by
               TriMas Corporation to the Securities and Exchange Commission upon request.

     10.a      Assumption and Indemnification Agreement, dated December 27, 1988, between
               TriMas Corporation and Masco Industries, Inc. (now known as MascoTech,
               Inc.).(3)

     10.b      Corporate Services Agreement, dated December 27, 1988, between TriMas
               Corporation and Masco Corporation.(3)

     10.c      Corporate Opportunities Agreement, dated December 27, 1988, among TriMas
               Corporation, Masco Corporation and Masco Industries, Inc. (now known as
               MascoTech, Inc.).(3)

     10.d      Stock Repurchase Agreement, dated December 27, 1988, among TriMas Corporation,
               Masco Corporation and Masco Industries, Inc. (now known as MascoTech,
               Inc.).(3)

     10.e      Registration Agreement, dated December 27, 1988, among TriMas Corporation,
               Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.), and amendment dated as of January 5, 1993(3) and amendment dated as of May 26,
               1994.

     Note:     Exhibits 10.f through 10.r constitute the management contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.

     10.f      TriMas Corporation 1988 Stock Option Plan (Restated September 15, 1993).


     10.g      TriMas Corporation 1988 Restricted Stock Incentive Plan (Restated February 8,
               1995).

     10.h      MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated September 14,
               1993).(6)

     10.i      MascoTech, Inc. 1984 Stock Option Plan (Restated September 14, 1993).(6)

     10.j      Masco Corporation 1988 Restricted Stock Incentive Plan (Restated September 11,
               1990).(1)

     10.k      Masco Corporation 1988 Stock Option Plan (Restated September 11, 1990).(1)

     10.l      Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated
               September 14, 1993).

     10.m      Masco Corporation 1984 Stock Option Plan (Restated September 14, 1993).

     10.n      Masco Corporation Restricted Stock Incentive Plan (Restated September 14,
               1993).

     10.o      Masco Corporation 1991 Long Term Stock Incentive Plan.(2)

     10.p      MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Restated September 14,
               1993).(6)

     10.q      TriMas Corporation Supplemental Executive Retirement and Disability Plan.

     10.r      TriMas Corporation Benefits Restoration Plan.

     10.s      Purchase Agreement dated January 26, 1990 between Masco Corporation and TriMas
               Corporation.(6)

     10.t      Purchase Agreement dated as of November 23, 1993 between MascoTech, Inc. and
               TriMas Corporation.(5)

     11        Computation of Earnings per Common Share.

     12        Computation of Ratios of Earnings to Fixed Charges.

     21        List of Subsidiaries.

     23        Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's Financial
               Statements and Financial Statement Schedule.

     27        Financial Data Schedule.

- -------------------------
(1) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

(2) Incorporated by reference to the Exhibits filed with TriMas Corporation's Registration Statement on Form S-1, Registration No. 33-46412.

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     (B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIMAS CORPORATION

                                          By        /s/ BRIAN P. CAMPBELL
                                            ------------------------------------
                                                     Brian P. Campbell
                                                         President

March 3, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN              Chairman of the Board
- ---------------------------------------------
            Richard A. Manoogian

        PRINCIPAL FINANCIAL OFFICER:

            /s/ WILLIAM E. MEYERS               Vice President -- Controller
- ---------------------------------------------
              William E. Meyers

        PRINCIPAL ACCOUNTING OFFICER:

            /s/ WILLIAM E. MEYERS               Vice President -- Controller
- ---------------------------------------------
              William E. Meyers

                                                                                    March 3, 1995

            /s/ BRIAN P. CAMPBELL               President and Director
- ---------------------------------------------
              Brian P. Campbell

            /s/ HERBERT S. AMSTER               Director
- ---------------------------------------------
              Herbert S. Amster

         /s/ EUGENE A. GARGARO, JR.             Director
- ---------------------------------------------
           Eugene A. Gargaro, Jr.

             /s/ JOHN A. MORGAN                 Director
- ---------------------------------------------
               John A. Morgan

             /s/ HELMUT F. STERN                Director
- ---------------------------------------------
               Helmut F. Stern

                               TRIMAS CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

Schedule, as required, for the years ended December 31, 1994, 1993 and 1992:

                                                                                            PAGES
                                                                                            ---
 II.   Valuation and Qualifying Accounts.................................................   F-2

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

            COLUMN A                COLUMB B              COLUMN C              COLUMN D      COLUMN E
            --------                --------              --------              --------      --------
                                                         ADDITIONS
                                                         ---------
                                                   CHARGED        CHARGED
                                   BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                   BEGINNING       TO COST        TO OTHER                     AT END
          DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
          ------------             ----------    ------------    ----------    ----------    ----------
                                                                    (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1994.......................   $1,800,000      $620,000      $  --          $380,000     $2,040,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $1,430,000      $800,000      $ 160,000      $590,000     $1,800,000
                                    =========    ============    ==========    ==========     =========
     1992.......................   $1,750,000      $440,000      $(310,000 )    $450,000     $1,430,000
                                    =========    ============    ==========    ==========     =========
Allowance for doubtful accounts,
  deducted from notes receivable
  in the balance sheet:
     1994.......................   $  650,000      $ --          $  --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $  650,000      $ --          $  --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========
     1992.......................   $  650,000      $     --      $  --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

    EXHIBIT                                                                               PAGE
      NO.                                     DESCRIPTION                                 NO.
    -------      ----------------------------------------------------------------------   ----
     3.a         Restated Certificate of Incorporation of TriMas Corporation.(6)
     3.b         Bylaws of TriMas Corporation, as amended.(4)
     4.a         Indenture dated as of August 1, 1993 between TriMas Corporation and
                 Continental Bank, National Association (now known as Bank of America
                 Illinois), as Trustee, and Directors' resolutions establishing TriMas
                 Corporation's 5% Convertible Subordinated Debentures Due 2003.(6)
     4.b         Credit Agreement dated February 1, 1993 among TriMas Corporation,
                 Certain Banks and NationsBank of North Carolina, N.A., as Agent.(3)
     Note:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of TriMas Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of TriMas Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by TriMas
                 Corporation to the Securities and Exchange Commission upon request.
     10.a        Assumption and Indemnification Agreement, dated December 27, 1988, between TriMas Corporation and Masco Industries, Inc. (now known as
                 MascoTech, Inc.).(3)
     10.b        Corporate Services Agreement, dated December 27, 1988, between TriMas
                 Corporation and Masco Corporation.(3)
     10.c        Corporate Opportunities Agreement, dated December 27, 1988, among
                 TriMas Corporation, Masco Corporation and Masco Industries, Inc. (now
                 known as MascoTech, Inc.).(3)
     10.d        Stock Repurchase Agreement, dated December 27, 1988, among TriMas
                 Corporation, Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.).(3)
     10.e        Registration Agreement, dated December 27, 1988, among TriMas
                 Corporation, Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.), and amendment dated as of January 5, 1993(3) and amendment dated as of May 26, 1994.
     Note:       Exhibits 10.f through 10.r constitute the management contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.
     10.f        TriMas Corporation 1988 Stock Option Plan (Restated September 15,
                 1993).
     10.g        TriMas Corporation 1988 Restricted Stock Incentive Plan (Restated
                 February 8, 1995).
     10.h        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated
                 September 14, 1993).(6)
     10.i        MascoTech, Inc. 1984 Stock Option Plan (Restated September 14,
                 1993).(6)
     10.j        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                 September 11, 1990).(1)
     10.k        Masco Corporation 1988 Stock Option Plan (Restated September 11,
                 1990).(1)
     10.l        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                 (Restated September 14, 1993).
     10.m        Masco Corporation 1984 Stock Option Plan (Restated September 14,
                 1993).

    EXHIBIT                                                                               PAGE
      NO.                                     DESCRIPTION                                 NO.
    -------      ----------------------------------------------------------------------   ----
     10.n        Masco Corporation Restricted Stock Incentive Plan (Restated September
                 14, 1993).
     10.o        Masco Corporation 1991 Long Term Stock Incentive Plan.(2)
     10.p        MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Restated
                 September 14, 1993).(6)
     10.q        TriMas Corporation Supplemental Executive Retirement and Disability
                 Plan.
     10.r        TriMas Corporation Benefits Restoration Plan.
     10.s        Purchase Agreement dated January 26, 1990 between Masco Corporation and TriMas Corporation.(6)
     10.t        Purchase Agreement dated as of November 23, 1993 between MascoTech,
                 Inc. and TriMas Corporation.(5)
     11          Computation of Earnings per Common Share.
     12          Computation of Ratios of Earnings to Fixed Charges.
     21          List of Subsidiaries.
     23          Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
                 Financial Statements and Financial Statement Schedule.
     27          Financial Data Schedule.

- -------------------------
(1) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1990.

(2) Incorporated by reference to the Exhibits filed with TriMas Corporation's Registration Statement on Form S-1, Registration No. 33-46412.

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.