Form 10-Q
period 1995-03-31
TRIMAS CORP
filed 1995-05-05
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1995

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

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               April 28, 1995

Common Stock, $.01 Par Value                      36,652,152

                               TRIMAS CORPORATION

                                      INDEX



                                                          Page No.


Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets -
                        March 31, 1995 and December 31, 1994     1

                     Consolidated Condensed Statements of
                        Income for the Three Months
                        Ended March 31, 1995 and 1994            2

                     Consolidated Condensed Statements of
                        Cash Flows for the Three Months
                        Ended March 31, 1995 and 1994            3

                     Notes to Consolidated Condensed
                        Financial Statements                     4

           Item 2.   Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                            5


Part II.   Other Information and Signature                       8

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                    March 31,         December 31,
                                       1995               1994
                                    (Unaudited)
Assets
Current assets:
      Cash and cash equivalents     $102,750,000      $107,670,000
      Receivables                     89,180,000        64,190,000
      Inventories                     80,670,000        79,560,000
      Other current assets             3,300,000         3,590,000

            Total current assets     275,900,000       255,010,000

Property and equipment               168,410,000       168,380,000
Excess of cost over net assets
  of acquired companies              148,100,000       149,160,000
Notes receivable                       9,490,000         9,960,000
Other assets                          32,610,000        32,630,000

            Total assets            $634,510,000      $615,140,000

Liabilities and Shareholders'
Equity
Current liabilities:
      Accounts payable              $ 28,970,000      $ 21,590,000
      Accrued liabilities             34,480,000        34,370,000
      Current portion of
        long-term debt                   250,000           280,000

            Total current
              liabilities             63,700,000        56,240,000

Deferred income taxes and other       31,050,000        29,700,000
Long-term debt                       238,400,000       238,600,000

            Total liabilities        333,150,000       324,540,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 36.6 million shares        370,000           370,000
Paid-in capital                      155,120,000       155,210,000
Retained earnings                    148,280,000       136,310,000
Cumulative translation adjustments    (2,410,000)       (1,290,000)

            Total shareholders'
              equity                 301,360,000       290,600,000

            Total liabilities and
              shareholders' equity  $634,510,000      $615,140,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                        1

                       TRIMAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                          Three Months Ended
                                              March 31,
                                       1995               1994

Net sales                          $147,600,000      $134,460,000
Cost of sales                      (100,000,000)      (93,200,000)
Selling, general and
  administrative expenses           (23,130,000)      (20,860,000)

      Operating profit               24,470,000        20,400,000


Interest expense                     (3,740,000)       (2,840,000)
Other income (expense), net           1,480,000           630,000

                                     (2,260,000)       (2,210,000)

Income before income taxes           22,210,000        18,190,000
Income taxes                          8,770,000         7,360,000

Net income                         $ 13,440,000      $ 10,830,000

Earnings per common share:
      Primary                              $.36              $.29
      Fully diluted                        $.34              $.28

Dividends declared per common share        $.04              $.03

Weighted average number of common
  and common equivalent shares
  outstanding:
      Primary                        36,996,000        37,040,000
      Fully diluted                  42,090,000        42,123,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                           Three Months Ended
                                                 March 31,
                                             1995         1994

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                         $13,440,000  $10,830,000
      Adjustments to reconcile net
        income to net cash from
        operations:
            Depreciation and
              amortization                 5,410,000    5,300,000
            Deferred income taxes            700,000      300,000
            (Increase) decrease in
              receivables                (24,520,000) (26,360,000)
            (Increase) decrease in
              inventories                 (1,110,000)  (3,150,000)
            Increase (decrease) in
              accounts payable and
              accrued liabilities          7,490,000    7,600,000
            Other, net                        20,000      (10,000)

              Net cash from (used for)
                operations                 1,430,000   (5,490,000)

  INVESTMENTS:
      Capital expenditures                (4,650,000)  (6,470,000)

              Net cash from (used for)
                investments               (4,650,000)  (6,470,000)

  FINANCING:
      Retirement of long-term debt          (230,000)    (230,000)
      Common stock dividends paid         (1,470,000)  (1,100,000)

               Net cash from (used for)
                 financing                (1,700,000)  (1,330,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period      (4,920,000) (13,290,000)
  At beginning of period                 107,670,000   69,770,000

      At end of period                  $102,750,000  $56,480,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements



A.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994. Certain amounts in the 1994 financial statements have been reclassified to conform with the current presentation.

B.   Inventories by component are as follows:

                                   March 31,             December 31,
                                      1995                  1994

     Finished goods                $43,780,000           $44,860,000
     Work in process                11,460,000            10,440,000
     Raw material                   25,430,000            24,260,000
                                   $80,670,000           $79,560,000

C. Property and equipment reflects accumulated depreciation of $106.4 million and $103.3 million as of March 31, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Consolidated net sales during the first quarter of 1995 equaled $147.6 million, a new first quarter record, and represented a 9.8 percent increase over the first quarter of 1994. Each of the Company's reporting segments recorded record first quarter sales during the 1995 quarter.

     Net sales of the Towing Systems segment increased 15.5 percent to $48.2 million, compared to $41.7 million in the first quarter of 1994. Demand remains strong from many of the markets served by this segment including the marine aftermarket, the automobile and recreational vehicle aftermarket and both the marine and industrial OEM markets. New product introductions continue to be a key element of this segment's growth. Sales of this segment, which follow seasonal patterns reflecting strong market demand in the second quarter, have also been aided by the trend of new vehicle sales toward light trucks and sport utility vehicles.

     First quarter 1995 sales for the Specialty Fasteners segment were $39.0 million, a 10.5 percent increase over the same quarter in 1994. Volume with heavy-duty truck-related and other OEM and distribution markets continues to grow as those customers continue to experience strong domestic and international demand for their products. Sales of aerospace fasteners and related products increased primarily as a result of new product development and market share gains.

     First quarter 1995 sales by the Specialty Container Products segment grew to $42.7 million compared to the prior year's first quarter results of $41.2 million. Sales of specialty container closures and compressed gas cylinders improved as the industrial markets requiring these products continued to strengthen. The Corporate Companies segment first quarter sales of $17.7 million increased 8.8 percent over last year's first quarter sales of $16.3 million.

     The Company's consolidated gross margin percentage for the first quarter 1995 was 32.2 percent compared to 30.7 percent during last year's first quarter, reflecting the volume sensitive nature of the Company's operations. Maintaining high gross margins is an important operating strategy of the Company as it helps maximize earnings growth as a result of sales increases.

     The Company's consolidated operating profit for the first quarter 1995 of $24.5 million represented a 20.0 percent increase over operating profit for the first quarter of 1994. Each of the Company's reporting segments experienced an increase in operating profit over the first quarter of last year. Consolidated operating profit for the first quarter 1995 equaled 16.6 percent of net sales compared to 15.2 percent of net sales for the comparable period in 1994. The improvement in profit was primarily the result of the previously mentioned increased sales volumes, as well as successful cost reduction programs.

     Interest expense increased in the 1995 first quarter because of higher prevailing interest rates. Higher interest rates and increased average cash balances resulted in more interest income, the major component of other income, in the 1995 period.

     Net income of $13.4 million resulted in primary earnings per common share of $.36, compared to first quarter 1994 primary earnings per common share of $.29, both based on 37.0 million shares outstanding. Fully diluted earnings per common share were $.34 compared to $.28 in the first quarter of 1994, both based on 42.1 million shares outstanding.

Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation on an annual basis has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends while maintaining its strategic level of liquidity. At March 31, 1995 the current ratio was 4.3 to 1 and working capital equaled $212.2 million, including $102.8 million of cash and cash equivalents. The Company had available credit of $228.0 million under its revolving credit facility at March 31, 1995.

     Cash and cash equivalents decreased $4.9 million and $13.3 million during
the first quarters of 1995 and 1994, respectively.     The Company's operating
activities provided $1.4 million during the first quarter 1995 and used $5.5 million during the same quarter of 1994. Increases in first quarter sales compared to the preceding year's fourth quarter contributed to increases in receivables, primarily in the Towing Systems segment, of $24.5 million in the first quarter 1995 and $26.4 million in the first quarter of 1994. The cash flow resulting from these increased receivables is historically realized later in the year. A corresponding increase in accounts payable and accrued liabilities provided $7.5 million and $7.6 million, respectively, in the 1995 and 1994 first quarters. Capital expenditures equaled $4.7 million in the first quarter of 1995 and $6.5 million in the first quarter of 1994. Common stock dividends paid totaled $1.5 million for the first quarter of 1995 compared to $1.1 million for the first quarter of 1994.

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

                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               11 Computation of Earnings Per Common Share
               12 Computation of Ratios of Earnings to Fixed Charges 27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                  None were filed during the quarter ended March 31, 1995.













                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMAS CORPORATION

Date:      May 5, 1995                  By:   /s/William E.  Meyers
                                              William E. Meyers
                                              Vice President - Controller
                                              (Chief accounting officer
                                               and authorized signatory)

Exhibit Index



Exhibit
 Number                Description of Document

  11           Computation of Earnings Per Common Share.

  12           Computation of Ratios of Earnings to Fixed Charges.

  27           Financial Data Schedule