Form 10-Q
period 1995-06-30
TRIMAS CORP
filed 1995-08-11
CIK 842633

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934



                   For the quarterly period ended June 30, 1995

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

                               Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               August 2, 1995

Common Stock, $.01 Par Value                      36,624,447

                                TRIMAS CORPORATION

                                       INDEX


                                                                  Page No.


Part I.  Financial Information

         Item 1.     Financial Statements

                     Consolidated Condensed Balance Sheets -
                        June 30, 1995 and December 31, 1994         1

                     Consolidated Condensed Statements of
                        Income for the Three Months and Six
                        Months Ended June 30, 1995 and 1994         2

                     Consolidated Condensed Statements of
                        Cash Flows for the Six Months
                        Ended June 30, 1995 and 1994                3

                     Notes to Consolidated Condensed
                        Financial Statements                        4

          Item 2.    Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations                               5


Part II.             Other Information and Signature                9

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        TRIMAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                       June 30,            December 31,
                                         1995                  1994
                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents     $114,450,000           $107,670,000
      Receivables                     85,200,000             64,190,000
      Inventories                     82,510,000             79,560,000
      Other current assets             2,360,000              3,590,000

            Total current assets     284,520,000            255,010,000

Property and equipment               168,700,000            168,380,000
Excess of cost over net assets
  of acquired companies              147,050,000            149,160,000
Notes receivable                       9,330,000              9,960,000
Other assets                          36,670,000             32,630,000

            Total assets            $646,270,000           $615,140,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable              $ 25,990,000           $ 21,590,000
      Accrued liabilities             34,230,000             34,370,000
      Current portion of long-term
        debt                             210,000                280,000

            Total current
              liabilities             60,430,000             56,240,000

Deferred income taxes and other       31,710,000             29,700,000
Long-term debt                       238,400,000            238,600,000

            Total liabilities        330,540,000            324,540,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 36.6 million shares        370,000                370,000
Paid-in capital                      154,900,000            155,210,000
Retained earnings                    163,010,000            136,310,000
Cumulative translation adjustments    (2,550,000)            (1,290,000)

              Total shareholders'
                equity               315,730,000            290,600,000

              Total liabilities
                and shareholders'
                equity              $646,270,000           $615,140,000


                             The accompanying notes are an integral part of the
                                        consolidated financial statements.

                                        TRIMAS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                    (UNAUDITED)



                             Six Months Ended              Three Months Ended
                                 June 30,                       June 30,
                            1995          1994            1995               1994
Net sales                $299,520,000     $281,400,000    $151,920,000       $146,940,000
Cost of sales            (201,390,000)    (190,820,000)   (101,390,000)       (97,620,000)
Selling, general and
 administrative expenses  (44,230,000)     (42,750,000)   (21,100,000)       (21,890,000)

      Operating profit     53,900,000       47,830,000     29,430,000         27,430,000


Interest expense           (7,440,000)      (5,930,000)    (3,700,000)        (3,090,000)
Other income (expense),
 net                        3,130,000        1,410,000      1,650,000            780,000


                           (4,310,000)      (4,520,000)    (2,050,000)        (2,310,000)

Income before income
 taxes                     49,590,000       43,310,000     27,380,000         25,120,000
Income taxes               19,590,000       17,540,000     10,820,000         10,180,000

Net income               $ 30,000,000     $ 25,770,000   $ 16,560,000       $ 14,940,000


Earnings per common
 share:
       Primary                   $.81            $.70           $.45               $.40
       Fully diluted             $.76            $.66           $.42               $.38

Dividends declared per
 common share                    $.09            $.07           $.05               $.04

Weighted average number
  of common and common
  equivalent shares
  outstanding:
       Primary              36,994,000     37,038,000      37,001,000         37,038,000
       Fully diluted        42,088,000     42,121,000      42,088,000         42,120,000




                            The accompanying notes are an integral part of the
                                 consolidated condensed financial statements.

                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)



                                                      Six Months Ended
                                                           June 30,
                                                      1995           1994

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                   $ 30,000,000   $25,770,000
      Adjustments to reconcile net income
        to net cash from operations:
            Depreciation and amortization            10,850,000    10,490,000
            Deferred income taxes                     1,400,000       600,000
            (Increase) decrease in receivables      (20,370,000)  (23,290,000)
            (Increase) decrease in inventories       (2,950,000)   (1,700,000)
            Increase (decrease) in accounts
              payable and accrued liabilities         4,090,000     5,510,000
            Other, net                               (3,110,000)   (1,330,000)

              Net cash from (used for)
                operations                           19,910,000    16,050,000

  INVESTMENTS:
      Capital expenditures                           (9,930,000)  (11,030,000)

              Net cash from (used for)
                investments                          (9,930,000)  (11,030,000)

  FINANCING:
      Retirement of long-term debt                     (270,000)     (260,000)
      Common stock dividends paid                    (2,930,000)   (2,200,000)

              Net cash from (used for)
                financing                            (3,200,000)   (2,460,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                  6,780,000     2,560,000
  At beginning of period                            107,670,000    69,770,000

      At end of period                             $114,450,000   $72,330,000



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

B. Inventories by component are as follows:

                                      June 30,        December 31,
                                        1995             1994


   Finished goods                   $42,420,000       $44,860,000

   Work in process                   11,640,000        10,440,000

   Raw material                      28,450,000        24,260,000

                                     $82,510,000      $79,560,000


C. Property and equipment reflects accumulated depreciation of $109.3 million and $103.3 million as of June 30, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Consolidated net sales during the first half of 1995 equaled
$299.5 million, an increase of 6.4 percent over the comparable 1994 period and the highest total in Company history for the first six months. Sales during the 1995 second quarter of $151.9 million, also a record, increased $5.0 million or
3.4 percent over the 1994 quarter.

     Sales increases were achieved in all four reporting segments during both the quarter and first half ended June 30, 1995 compared to the same periods last year. Sales increases during the second quarter, particularly the latter half, were more modest than those achieved in the first quarter as a result of softening in the general economy and in certain markets served by the Company's products, including the recreational vehicle, marine, commercial construction, chemical and industrial maintenance markets. The growth in sales was achieved in part by new product development and market share gains which continue to be critical elements in the Company's growth strategy.

     Sales by the Towing Systems segment were $103.3 million during the first half of 1995, an increase of 8.2 percent versus last year. The Specialty Fastener segment achieved sales of $76.1 million, up 7.3 percent from last year's $71.0 million. First half sales for the Specialty Container Products and Corporate Companies segments were $84.3 million and $35.8 million, increases of 3.6 percent and 6.4 percent, respectively, over 1994's performance.

     The Company's consolidated gross margin for the first six
months of 1995 was 32.8 percent compared to 32.2 percent for the first half of 1994. For the second quarter of 1995 and 1994 gross margin was 33.3 percent and 33.6 percent, respectively. Because of the seasonal factors relating to the Towing Systems segment and the volume sensitive nature of the Company's operations, gross margin recorded in the second quarter is typically higher than that which is realized during the first quarter. Maintaining high gross margins is an important operating strategy of the Company as it helps maximize earnings growth as a result of sales increases.

     The Company's consolidated operating profit for the first six months of 1995 increased 12.7 percent to $53.9 million and represented an operating margin of 18.0 percent compared to 1994's first six months operating profit of $47.8 million or 17.0 percent of net sales. Operating profit for the second quarter 1995 of $29.4 million represented a 7.3 percent increase over operating profit for the second quarter of 1994. The operating margin increased to 19.4 percent from 18.7 percent achieved in the second quarter of 1994. The rate of growth in consolidated operating profit during the second quarter, compared to that achieved during this year's first quarter, was affected by the relative growth in sales during the respective quarters. The improvements in profit during both periods were primarily the result of the previously mentioned increased sales volumes, the Company's volume sensitivity, and successful cost reduction programs.

     Interest expense increased in the three and six month periods ended June 30, 1995 because of higher prevailing interest rates. Interest income, the major component of other income, more than doubled in the 1995 periods as a result of higher interest rates and increased average cash and cash equivalent balances.

     Net income for the six months and three months ended June 30, 1995 was $30.0 million and $16.6 million respectively, compared to $25.8 million and $14.9 million in last year's comparable periods. Primary earnings per common share increased 15.7 percent to $.81 for the first six months of 1995 compared to 1994's primary earnings per common share of $.70, both based on 37.0 million shares outstanding. Fully diluted earnings per common share increased 15.2 percent to $.76 versus $.66 last year, both based on 42.1 million shares outstanding. Primary and fully diluted earnings per common share for the second quarter of 1995 were $.45 and $.42, compared to $.40 and $.38 last year.



Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At June 30, 1995 the current ratio was 4.7 to 1 and working capital equaled $224.1 million, including $114.5 million of cash and cash equivalents. The Company had available credit of $228.0 million under its revolving credit facility at June 30, 1995.

     During the second quarter of 1995 the Company amended its existing $350 million revolving credit facility to extend the maturity date from February, 1998 to July, 2000, and to reduce the interest rates paid.

     Cash flows from operations provided $19.9 million and $16.1 million during the first six months of 1995 and 1994, respectively. These operating cash flows were net of increases in accounts receivable of $20.4 million in 1995 and $23.3 million in 1994 due mainly to the seasonality of the Towing Systems segment as well as increased sales by all of the Company's business segments. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. A corresponding increase in accounts payable and accrued liabilities provided $4.1 million and $5.5 million in the first six months of 1995 and 1994, respectively. Capital expenditures during the first six months equaled $9.9 million in 1995 and $11.0 million in 1994. Common stock dividends totaled $2.9 million in 1995 versus $2.2 million in 1994.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

                                           PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 10, 1995 at which the two nominees for the Company's Board of Directors, identified in the Company's proxy statement dated April 7, 1995, were re-elected and a proposal to approve the Company's 1995 Long Term Stock Incentive Plan was passed (reference is made to Exhibit 10 of this Form 10-Q for the full text of the Plan). Following is a tabulation of shares voted:

         Election of Directors
                                   Brian P. Campbell   John A. Morgan

         For                           33,427,083        33,364,276
         Withheld                          96,166           158,973

         Proposal to Approve 1995 Long Term Stock Incentive Plan

         For                                             31,199,353
         Against                                            549,770
         Abstentions and Broker Non-Voters                1,774,126


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits:

                 4     First Amendment dated June 30, 1995 to Credit
                       Agreement dated February 1, 1993 among TriMas
                       Corporation, Certain Banks and NationsBank, N.A.
                       (Carolinas), as Agent
                10     TriMas Corporation 1995 Long Term Stock Incentive Plan
                11     Computation of Earnings Per Common Share
                12     Computation of Ratios of Earnings to Fixed Charges
                27     Financial Data Schedule

         (b)    Reports on Form 8-K:

                       None were filed during the quarter ended June 30, 1995.





                                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIMAS CORPORATION

Date:   August 11, 1995                      By:   /s/William E.  Meyers
                                                   William E. Meyers
                                                   Vice President - Controller
                                                   (Chief accounting officer
                                                   and authorized signatory)

                                Exhibit Index



Exhibit
 Number                        Description of Document

   4 First Amendment dated June 30, 1995 to Credit Agreement dated February 1, 1993 among TriMas Corporation, Certain Banks and NationsBank, N.A. (Carolinas), as Agent

  10                     TriMas Corporation 1995 Long Term Stock Incentive Plan

  11                     Computation of Earnings Per Common Share

  12                     Computation of Ratios of Earnings to Fixed Charges

  27                     Financial Data Schedule