Form 10-Q
period 1995-09-30
TRIMAS CORP
filed 1995-11-09
CIK 842633

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934



                 For the quarterly period ended September 30, 1995

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

                               Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               October 31, 1995

Common Stock, $.01 Par Value                      36,644,441

                                TRIMAS CORPORATION

                                       INDEX



                                                                  Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       September 30, 1995 and December 31, 1994       1

                    Consolidated Condensed Statements of
                       Income for the Three Months and Nine
                       Months Ended September 30, 1995 and 1994       2

                    Consolidated Condensed Statements of
                       Cash Flows for the Nine Months
                       Ended September 30, 1995 and 1994              3

                    Notes to Consolidated Condensed
                       Financial Statements                           4

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  5


Part II.  Other Information and Signature                             9

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        TRIMAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                    September 30,          December 31,
                                         1995                  1994
                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents     $ 80,870,000           $107,670,000
      Receivables                     76,500,000             64,190,000
      Inventories                     82,440,000             79,560,000
      Other current assets             3,100,000              3,590,000

            Total current assets     242,910,000            255,010,000

Property and equipment               169,490,000            168,380,000
Excess of cost over net assets
  of acquired companies              146,010,000            149,160,000
Notes receivable                       8,620,000              9,960,000
Other assets                          37,520,000             32,630,000

            Total assets            $604,550,000           $615,140,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable              $ 22,060,000           $ 21,590,000
      Accrued liabilities             34,770,000             34,370,000
      Current portion of
        long-term debt                   210,000                280,000

            Total current
              liabilities             57,040,000             56,240,000

Deferred income taxes and other       32,510,000             29,700,000
Long-term debt                       187,190,000            238,600,000

            Total liabilities        276,740,000            324,540,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 36.6 million shares        370,000                370,000
Paid-in capital                      154,900,000            155,210,000
Retained earnings                    174,400,000            136,310,000
Cumulative translation adjustments    (1,860,000)            (1,290,000)

            Total shareholders'
              equity                 327,810,000            290,600,000

            Total liabilities and
              shareholders' equity  $604,550,000           $615,140,000


                The accompanying notes are an integral part of the
                        consolidated financial statements.
                                         1

                               TRIMAS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                           (UNAUDITED)



                               Nine Months Ended            Three Months Ended
                                  September 30,                 September 30,
                                1995           1994         1995          1994

Net sales                  $431,400,000   $414,990,000   $131,880,000   $133,590,000
Cost of sales              (290,750,000)  (280,830,000)   (89,360,000)   (90,010,000)
Selling, general and
 administrative expenses    (63,720,000)   (63,460,000)   (19,490,000)   (20,710,000)

     Operating profit        76,930,000     70,700,000     23,030,000     22,870,000


Interest expense            (10,800,000)    (9,310,000)    (3,360,000)    (3,380,000)
Other income (expense),
 net                          5,070,000      2,710,000      1,940,000      1,300,000


                             (5,730,000)    (6,600,000)    (1,420,000)   (2,080,000)

Income before income
 taxes                       71,200,000     64,100,000     21,610,000    20,790,000
Income taxes                 27,980,000     25,960,000      8,390,000     8,420,000

Net income                 $ 43,220,000   $ 38,140,000   $ 13,220,000  $ 12,370,000


Earnings per common
 share:
     Primary                      $1.17          $1.03           $.36          $.33
     Fully diluted                $1.09           $.97           $.34          $.32

Dividends declared per
 common share                      $.14           $.11            $.05          $.04

Weighted average number
  of common and common
  equivalent shares
  outstanding:
     Primary                 36,995,000     37,033,000       36,998,000   37,022,000
     Fully diluted           42,078,000     42,116,000       42,080,000   42,104,000




                            The accompanying notes are an integral part of the
                                consolidated condensed financial statements.

                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)



                                                      Nine Months Ended
                                                        September 30,
                                                    1995              1994

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                $43,220,000        $38,140,000
      Adjustments to reconcile net income
        to net cash from operations:
            Depreciation and amortization        16,280,000         15,810,000
            Deferred income taxes                 2,100,000          1,100,000
            (Increase) decrease in receivables  (10,970,000)       (12,300,000)
            (Increase) decrease in inventories   (2,880,000)        (1,170,000)
            Increase (decrease) in accounts
              payable and accrued liabilities       700,000          5,580,000
            Other, net                           (4,230,000)          (120,000)

              Net cash from (used for)
                operations                       44,220,000         47,040,000

  INVESTMENTS:
      Capital expenditures                      (14,780,000)       (16,660,000)

              Net cash from (used for)
                investments                     (14,780,000)       (16,660,000)

  FINANCING:
      Retirement of long-term debt              (51,480,000)          (290,000)
      Common stock dividends paid                (4,760,000)        (3,660,000)

               Net cash from (used for)
                 financing                      (56,240,000)        (3,950,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period            (26,800,000)        26,430,000
  At beginning of period                        107,670,000         69,770,000

      At end of period                          $80,870,000        $96,200,000



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

B.     Inventories by component are as follows:

                                          September 30,        December 31,
                                              1995                 1994

       Finished goods                     $42,720,000           $44,860,000
       Work in process                     12,530,000            10,440,000
       Raw material                        27,190,000            24,260,000
                                          $82,440,000           $79,560,000

C. Property and equipment reflects accumulated depreciation of $113.3 million and $103.3 million as of September 30, 1995 and December 31, 1994, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations


       Consolidated net sales during the third quarter of 1995 equaled $131.9 million. Sales volumes in the quarter continued to reflect the softness, which began during the second quarter, in the general economy and in certain markets served by the Company's products. Current quarter sales declined 1.3 percent compared to last year's third quarter sales of $133.6 million. Sales during the first three quarters of 1995 were $431.4 million, an increase of 4.0 percent over the comparable period in 1994, and represent the highest total in Company history for the first nine months.

       Sales by the Towing Systems segment increased modestly during the current quarter to $41.5 million compared to $40.7 million during last year's third quarter. Consumers remain cautious on discretionary purchases, including recreational products, which has caused some segment customers to limit their purchases. Segment sales for the current year-to-date period of $144.8 million increased 6.3 percent over last year's comparable period. Because of the seasonality of the demand for the products provided by this segment, its sales are concentrated in the first half of each year.

       Third quarter 1995 sales by the Specialty Fasteners segment decreased modestly to $33.3 million compared to $34.0 million during the corresponding period of a year ago. Demand for aerospace fasteners, which remains stronger than it was a year ago, was offset by the effects of current softness in demand for fasteners from appliance manufacturers and from customers for heat treating services. Segment sales during the first nine months of 1995 increased 4.3 percent to $109.5 million compared to $104.9 million one year ago.

       Sales by the Specialty Container Products segment equaled $39.2 million during the current quarter compared to $40.9 million during last year's third quarter. Lower demand from the subsegments of the construction, chemical and industrial maintenance markets served by this segment affected performance. Year-to-date sales increased 1.0 percent to $123.5 million compared to $122.3 million in 1994. Current quarter sales by the Corporate Companies segment were flat compared to 1994, both equaled $17.9 million. During the first nine months sales were up 4.0 percent to $53.6 million compared to $51.5 million during 1994's corresponding period.

       The Company's consolidated gross margin for the third quarter of 1995 was
32.2 percent compared to 32.6 percent for the third quarter of 1994, reflecting, in part, the reduced sales volumes in segments where fixed costs are a greater percentage of total cost. For the first nine months of 1995 and 1994, the gross margins were 32.6 percent and 32.3 percent, respectively. Maintaining high gross margins remains an important operating strategy of the Company.

       The Company's consolidated operating profit for the current third quarter was $23.0 million compared to $22.9 million in 1994. The operating margin achieved during the current quarter increased to 17.5 percent from 17.1 percent in 1994's third quarter. Successful cost reduction programs continue to have a positive effect on the operating margin. During the first nine months of 1995 operating profit increased 8.8 percent to $76.9 million and represented an operating margin of 17.8 percent, compared to operating profit of $70.7 million or 17.0 percent of net sales in 1994.

       During the latter part of the third quarter of 1995 the Company used excess cash to retire $50 million of long-term revolving credit borrowings. The effect of this retirement was offset by higher prevailing interest rates resulting in interest expense during the current quarter equalling that incurred during the 1994 third quarter. Interest expense during the first nine months of 1995 increased because of higher rates. Higher interest rates and increased average cash balances resulted in more interest income, the major component of other income, in both 1995 periods.

       Net income for the nine months and three months ended September 30, 1995 was $43.2 million and $13.2 million respectively, compared to $38.1 million and $12.4 million in last year's comparable periods. Primary earnings per common share increased 13.6 percent to $1.17 for the first nine months of 1995 compared to 1994's primary earnings per common share of $1.03. Fully diluted earnings per common share increased 12.4 percent to $1.09 versus $.97 last year. Primary and fully diluted earnings per common share for the third quarter of 1995 were $.36 and $.34, compared to $.33 and $.32 last year.



Liquidity, Working Capital and Cash Flows

       The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. During the latter part of the third quarter of 1995 the Company used excess cash to retire $50 million of long-term revolving credit borrowings. At September 30, 1995 the current ratio was 4.3 to 1 and working capital equaled $185.9 million, including $80.9 million of cash and cash equivalents. The Company had available credit of $278.0 million under its revolving credit facility at September 30, 1995.

       Cash flows from operations provided $44.2 million and $47.0 million during the first nine months of 1995 and 1994, respectively. These operating cash flows were net of increases in receivables of $11.0 million in 1995 and $12.3 million in 1994. These increases in receivables during the first nine months of each year were due mainly to the seasonality of the Towing Systems segment, and increased sales volumes. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. Increases in accounts payable and accrued liabilities provided $.7 million and $5.6 million in the first nine months of 1995 and 1994, respectively. Capital expenditures during the first nine months equaled $14.8 million in 1995 and $16.7 million in 1994. The retirement of the revolving credit borrowings and an increase in the common dividend rate are reflected in the increase in cash used for financing activities during the first nine months of 1995.

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

                                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

                 11      Computation of Earnings Per Common Share
                 12      Computation of Ratios of Earnings to Fixed Charges
                 27      Financial Data Schedule

           (b)   Reports on Form 8-K:

                         None were filed during the quarter ended
                         September 30, 1995.












                                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRIMAS CORPORATION

Date:  November 9, 1995                      By:  /s/William E.  Meyers
                                                  William E. Meyers
                                                  Vice President - Controller
                                                  (Chief accounting officer
                                                   and authorized signatory)

                                                  Exhibit Index



Exhibit
 Number                                Description of Document

  11                     Computation of Earnings Per Common Share

  12                     Computation of Ratios of Earnings to Fixed Charges

  27                     Financial Data Schedule