Form 10-K405
period 1995-12-31
TRIMAS CORP
filed 1996-03-28
CIK 842633

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995       COMMISSION FILE NUMBER 1-10716

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

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
COMMON STOCK, $.01 PAR VALUE                          NEW YORK STOCK EXCHANGE, INC.
5% CONVERTIBLE SUBORDINATED DEBENTURES DUE            NEW YORK STOCK EXCHANGE, INC.
  2003

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 1, 1996 (BASED ON THE CLOSING SALE PRICE OF $22 3/8 OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $353,497,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 1, 1996:

          36,651,021 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1996 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                        PAGE
-----                                                                                       -----
                                    PART I
   1.   Business........................................................................       2
   2.   Properties......................................................................       8
   3.   Legal Proceedings...............................................................       8
   4.   Submission of Matters to a Vote of Security Holders.............................       8
        Supplementary Item. Executive Officers of Registrant............................       8
                                    PART II
   5.   Market for Registrant's Common Equity and Related Stockholder Matters...........       9
   6.   Selected Financial Data.........................................................      10
   7.   Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................      11
   8.   Financial Statements and Supplementary Data.....................................      15
   9.   Changes in and Disagreements With Accountants on Accounting and Financial
        Disclosure......................................................................      31
                                   PART III
  10.   Directors and Executive Officers of the Registrant..............................      32
  11.   Executive Compensation..........................................................      32
  12.   Security Ownership of Certain Beneficial Owners and Management..................      32
  13.   Certain Relationships and Related Transactions..................................      32
                                    PART IV
  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................      33
        Signatures......................................................................      35
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

     TriMas Corporation was incorporated under the laws of the State of Delaware in 1986 as Campbell Industries, Inc., and, in October, 1988, adopted the name TriMas Corporation in connection with the transactions described below. Immediately prior to such transactions, the Company was principally a manufacturer of industrial fasteners as a result of an acquisition in December, 1986. Except as the context otherwise indicates, the terms "TriMas" and the "Company" refer to TriMas Corporation and its consolidated subsidiaries.

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

INDUSTRY SEGMENTS

     While each of the Company's businesses operates as an autonomous entity, they are grouped into four distinct categories for financial reporting purposes:
Specialty Fasteners, Towing Systems, Specialty Container

Products and Corporate Companies. The following table details the entities which compose each of the Company's operating segments.

               COMPANY                   DATE ACQUIRED                 PRINCIPAL PRODUCTS
--------------------------------------   --------------     ----------------------------------------
Specialty Fasteners:
  Lake Erie Screw Corporation.........   December, 1986     Fasteners
  Commonwealth Industries.............    October, 1988     Heat treating
  Eskay Screw Corporation.............    October, 1988     Fasteners
  Monogram Aerospace Fasteners,
     Inc..............................    October, 1991     Fasteners

Towing Systems:
  Fulton Performance Products, Inc....    January, 1990     Jacks, winches and couplers
  Reese Products, Inc.................    January, 1990     Vehicle hitches and related accessories
  Draw-Tite, Inc......................       June, 1990     Vehicle hitches and related accessories

Specialty Container Products:
  Norris Cylinder Company.............    October, 1988     Compressed gas cylinders
  Rieke Corporation...................    October, 1988     Industrial container closures and
                                                            related products
  Lamons Metal Gasket Co..............   November, 1993     Specialty industrial gaskets

Corporate Companies:
  Kee Services, Inc...................    October, 1988     Vacuum heat treating
  Keo Cutters, Inc....................    October, 1988     Precision cutting tools
  Punchcraft Company..................    October, 1988     Punches and dies
  Reska Spline Products, Inc..........    October, 1988     Master gears and gages
  Richards Micro-Tool, Inc............    October, 1988     Precision cutting tools
  Compac Corporation..................    January, 1990     Insulation facing and specialty tapes

     Although all of the businesses have been acquired since the Company was formed in 1986, each business had a long operating history prior to its acquisition by the Company.

     The following table sets forth net sales and operating profit information for the past three years for each of the Company's industry segments.

                                                                       (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
NET SALES:
  Specialty Fasteners....................................   $141,050      $138,720      $122,740
  Towing Systems.........................................    175,000       163,130       139,790
  Specialty Container Products...........................    165,670       163,880       118,970
  Corporate Companies....................................     71,770        69,750        61,730
                                                            --------      --------      --------
     Total net sales.....................................   $553,490      $535,480      $443,230
                                                            ========      ========      ========
OPERATING PROFIT (BEFORE GENERAL CORPORATE EXPENSE):
  Specialty Fasteners....................................   $ 27,290      $ 24,280      $ 19,250
  Towing Systems.........................................     31,080        25,660        22,150
  Specialty Container Products...........................     39,040        39,060        28,820
  Corporate Companies....................................      8,420         9,850         7,110
                                                            --------      --------      --------
     Total operating profit..............................   $105,830      $ 98,850      $ 77,330
                                                            ========      ========      ========

     For further business segment information see Note 11 of the Notes to Consolidated Financial Statements of the Company.

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

     The Company's fasteners are sold through its own sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses primarily provide products and services for specialized market niches, and principally compete as quality and service oriented suppliers in their respective market segments.

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

     Sales by companies which form the Towing Systems segment are stronger during the spring and summer of the year impacting the Company's net sales and operating profits primarily in the second quarter.

SPECIALTY CONTAINER PRODUCTS

     The Company's Specialty Container Products segment consists of Rieke Corporation, Norris Cylinder Company and Lamons Metal Gasket Co., leading suppliers of products for the containment and dispensing of fluids and gases for the chemical, agricultural, refining, food, petrochemical, health care and other industries.

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

     Rieke believes its investment in new product development and manufacturing programs has enabled it to develop and produce precise quality, high performance products while maintaining cost-efficient production capabilities. For more than seventy-five years, Rieke's new product development programs have provided innovative and attractive proprietary product opportunities, which have been an integral part of its success. Among these products are the ViseGrip(R) steel flange and plug closure, the Poly-ViseGrip(R) plastic closure, the all plastic, environmentally safe, self-venting FlexSpout(R) flexible pouring spout and the ViseGrip drum closure.

     Rieke sells its products through its own sales personnel primarily to industrial container manufacturers who also utilize Rieke's specialty tooling to install the closures. A significant portion of Rieke's products are specified by end-users of industrial containers. Rieke believes it has been successful in having end-users specify its products because of Rieke's history of new product development, its product quality and performance characteristics and its customer service standards.

     Norris is one of the world's leading suppliers of a complete line of large and intermediate size, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases. Norris is one of two United States manufacturers of large high-pressure seamless compressed gas cylinders, used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health care markets. In addition, Norris offers a complete line of low-pressure welded cylinders used to contain and dispense acetylene gas for the welding and cutting industries. The Company believes that Norris is the largest United States manufacturer of large and intermediate size high-pressure cylinders and is a major source of acetylene cylinders.

     The Company believes that Norris is the leading product innovator in its industry. Among Norris' product developments are the Ultrapure(R) seamless stainless steel cylinder for the semiconductor and pharmaceutical industries, the Pacesetter cylinder, which was the first asbestos-free acetylene cylinder available to satisfy increasing concerns about asbestos in the workplace environment, and the Ultralight high-pressure cylinder designed to hold 30 percent more gas than standard cylinders of similar size, weight and diameter. In addition, Norris has directed a portion of its research and new product development efforts to specially-designed cylinders for natural gas powered vehicles and related refueling facilities.

     Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and equipment manufacturers. Cylinder products are sold by Norris personnel organized in five geographic sales regions. Sales for export markets and to national accounts are made by personnel at Norris' corporate office.

     Lamons manufactures and distributes metallic and nonmetallic industrial gaskets for refining, petrochemical and other industrial applications principally in the United States and, through a wholly owned subsidiary, in Canada. Gaskets are supplied both for original installations and replacement and maintenance.

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

CORPORATE COMPANIES

     The Company has six businesses that compose its Corporate Companies segment. The largest of these companies is Compac Corporation, believed by the Company to be the leading manufacturer of flame-retardant facings and jacketings used in conjunction with fiberglass insulation as temperature and vapor barriers. These products are principally used for commercial and industrial construction applications, and are sold to most major manufacturers of fiberglass insulation.

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

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     Except for the Company's businesses which form the Towing Systems segment, no material portion of the Company's business is seasonal. No material portion of the Company's business has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments, and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination of contracts at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired. Except for Rieke's facilities in Canada and Mexico, Lamons' Canadian facilities and the Canadian and Australian operations of Reese, all of the Company's manufacturing operations are in the United States. Approximately six percent of the Company's net sales for 1995, approximately five percent of the Company's net sales for 1994 and approximately seven percent of the Company's net sales for 1993, were attributable to export sales from the United States. Further financial information concerning the Company's operations in its industry segments as of and for each of the three years in the period ended December 31, 1995 is set forth in the notes to the Company's consolidated financial statements.

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

ITEM 2. PROPERTIES.

     The following table identifies the Company's manufacturing facilities by location and the industry segments utilizing such facilities:

California..................................   Commerce (a)(a)
Illinois....................................   Wood Dale (a)
Indiana.....................................   Auburn (c), Elkhart (b), Frankfort (a), Mongo (b)
Louisiana...................................   Baton Rouge (c)
Massachusetts...............................   Plymouth (d)
Michigan....................................   Canton (b), Detroit (a), Warren (d)(d)(d)(d)
New Jersey..................................   Edison (d), Netcong (d)
Ohio........................................   Lakewood (a)(a)(a)
Texas.......................................   Houston (c)(c)(c), Longview (c)
Wisconsin...................................   Mosinee (b)
Australia...................................   Hampton Park, Victoria (b)
Canada......................................   Brampton, Ontario (c), Fort Erie, Ontario (c),
                                               Oakville, Ontario (b), Sarnia, Ontario (c)
Mexico......................................   Mexico City (c)

     Note: Multiple footnotes to the same municipality denote separate facilities in that location. Industry segments in the preceding table are identified as follows: (a) Specialty Fasteners; (b) Towing Systems; (c) Specialty Container Products; and (d) Corporate Companies.

     The Company's largest manufacturing facility, consisting of approximately 430,000 square feet, is located in Lakewood, Ohio. This facility is owned by the Company and is used to manufacture specialty fasteners. The Company's other manufacturing facilities range in size from approximately 10,000 to 250,000 square feet. Most of these other facilities are owned by the Company and are not subject to significant encumbrances. The Company's executive offices are leased facilities in Ann Arbor, Michigan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                        NAME                                   POSITION             AGE    OFFICER SINCE
----------------------------------------------------   -------------------------    ---    -------------
Richard A. Manoogian................................   Chairman of the Board        59          1989
Brian P. Campbell...................................   President                    55          1986
William E. Meyers...................................   Vice President-Controller    63          1987
Peter C. DeChants...................................   Vice President-Treasurer     43          1990

     Each of the officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian is and has been the Chairman of the Board and the Chief Executive Officer of each of Masco Corporation and MascoTech, Inc., affiliates of the Company. Masco Corporation is a manufacturer of home improvement and building products. MascoTech, Inc. manufactures products principally for the original equipment and aftermarket transportation markets. Each of the Company's executive officers has been employed in the capacity shown for more than five years.

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

                                                                        MARKET PRICE
                                                                        ------------    DIVIDENDS
                                                                        HIGH    LOW     DECLARED
                                                                        ----    ----    ---------
1994
  First Quarter......................................................   $28 1/2 $22 3/4   $ .03
  Second Quarter.....................................................    27 1/8  21 5/8     .04
  Third Quarter......................................................    24 7/8  21 1/2     .04
  Fourth Quarter.....................................................    23 5/8  18 3/8     .04
                                                                                           ----
     Total...........................................................                     $ .15
                                                                                           ====
1995
  First Quarter......................................................   $22 3/4 $19 5/8   $ .04
  Second Quarter.....................................................    24 1/4  20 1/4     .05
  Third Quarter......................................................    25 1/2  20         .05
  Fourth Quarter.....................................................    22 1/4  18 3/8     .05
                                                                                           ----
     Total...........................................................                     $ .19
                                                                                           ====

     On March 1, 1996 there were approximately 2,770 holders of record of Company Common Stock.

     The Company expects that its practice of paying quarterly dividends on its Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the years and dates indicated:

                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                               1995        1994      1993(A)     1992(B)     1991(C)
                                             --------    --------    --------    --------    --------
Net sales.................................   $553,490    $535,480    $443,230    $388,230    $339,440
Operating profit..........................   $ 98,680    $ 91,400    $ 70,020    $ 58,620    $ 53,980
Income before extraordinary charge........   $ 56,020    $ 50,100    $ 38,000    $ 29,780    $ 20,260
Earnings available for common stock before
  extraordinary charge....................   $ 56,020    $ 50,100    $ 32,750    $ 22,780    $ 13,260
Earnings per common share before
  extraordinary charge:
     Primary..............................      $1.51       $1.35       $1.05        $.87        $.67
     Fully diluted........................      $1.42       $1.28       $1.01        $.87        $.67
Dividends declared per common share(D)....       $.19        $.15       $.115        $.05
At December 31:
  Working capital.........................   $197,460    $198,770    $163,770    $131,820    $119,120
  Total assets............................   $616,360    $615,140    $564,130    $446,620    $448,760
  Long-term debt..........................   $187,200    $238,600    $238,890    $178,490    $266,570
  Shareholders' equity....................   $338,670    $290,600    $244,850    $215,440    $115,570

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During 1995 TriMas achieved record net sales and operating earnings for the eighth consecutive year as it continued its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company's competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, and the acquisition of selected companies which can enhance future growth and profitability.

     The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

ANALYSIS OF 1995 OPERATIONS COMPARED TO 1994 OPERATIONS

     Record net sales of $553.5 million in 1995 increased 3.4 percent over 1994 net sales of $535.5 million. TriMas' strategic diversification of products and markets has balanced its operating risk over a broad range of industries, moderating the cyclical impact of individual markets. As in 1994, the results of the Company's strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1995's performance.

     The Company's gross margin percentage increased to 32.9 percent in 1995, up from 32.5 percent in 1994. The improvement in 1995's gross margin reflects the incremental profit impact of increased sales as well as the effects of ongoing cost reduction and manufacturing efficiency initiatives. Selling, general and administrative expenses increased less than one percent in 1995 compared to 1994, and as a percentage of net sales declined to 15.1 percent, compared to
15.4 percent for 1994.

     Consolidated operating profit, after general corporate expense, equaled $98.7 million during 1995, compared to $91.4 million in 1994, an increase of 8.0 percent, with operating profit margins of 17.8 percent and 17.1 percent in 1995 and 1994, respectively.

     A record year was experienced by the Specialty Fasteners segment in both sales and operating profit as operating profit increased 12.4 percent to $27.3 million, compared to $24.3 million in 1994, while sales of $141.1 million were
1.7 percent higher than 1994 sales of $138.7 million. Higher levels of demand for aerospace fasteners and from farm equipment and other off-road vehicle manufacturers were partially offset by softness in demand from the construction market and from customers for heat treating services. As a result of higher sales levels and improved operating efficiencies, the segment operating profit margin increased to 19.3 percent in 1995, compared to 17.5 percent in 1994. In 1995 inventory turnover was 5.0 times as compared to 5.5 times in 1994. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $10.8 million, compared to 1994's $9.1 million.

     Record operating profit of the Towing Systems segment increased 21.1 percent to $31.1 million, compared to $25.7 million in 1994. Record segment sales increased 7.3 percent to $175.0 million, compared to $163.1 million in 1994. Operating performance of the segment was favorably impacted by market share initiatives and manufacturing efficiencies resulting from both 1994 and 1995 capital expenditure programs. The segment's 1995 operating profit margin equaled 17.8 percent, compared to 15.7 percent in 1994. Inventory turnover during the year was 3.2 times as compared to 3.1 times in 1994. Capital expenditures decreased to $4.8 million, compared to $6.7 million in 1994.

     Sales of the Specialty Container Products segment equaled $165.7 million in 1995, a 1.1 percent increase compared to $163.9 million in 1994. Segment operating profit totaled $39.0 million, compared to $39.1 million in the prior year. The segment's operating profit margin in 1995 was 23.6 percent, compared to 23.8 percent in 1994. The segment's inventory turnover was 6.3 times in both 1995 and 1994. Capital expenditures for the segment, primarily to further improve manufacturing efficiencies and service capabilities, were $5.8 million, compared to $5.4 million in 1994.

     The Corporate Companies segment experienced record sales during 1995 of $71.8 million, an increase of 2.9 percent compared to $69.8 million in 1994. Operating profit decreased 14.5 percent to $8.4 million, compared to $9.9 million in 1994. Significant price increases for certain raw materials were the primary cause of the reduced operating profit. Operating profit margin in 1995 equaled 11.7 percent, compared to 14.1 percent in 1994. In 1995 inventory turnover was 5.4 times as compared to 5.6 times in 1994. Capital expenditures during the year decreased to $2.0 million, compared to $3.0 million in 1994.

     Primary earnings per common share increased 11.9 percent to $1.51 in 1995 based on 37.0 million average common shares and equivalents outstanding, compared to $1.35 in 1994. Fully diluted earnings per common share in 1995 were $1.42 based on 42.1 million average common shares and equivalents outstanding, compared to $1.28 in 1994, an increase of 10.9 percent.

ANALYSIS OF 1994 OPERATIONS COMPARED TO 1993 OPERATIONS

     TriMas achieved net sales of $535.5 million in 1994, an increase of 20.8 percent over 1993 net sales of $443.2 million. As in 1993, the results of the Company's strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1994's sales performance.

     The Company's gross margin percentage increased to 32.5 percent in 1994, up from 32.1 percent in 1993. The improvement in 1994's gross margin reflects the incremental profit impact of increased sales volumes as well as the effects of ongoing cost reduction and manufacturing efficiency initiatives. Selling, general and administrative expenses increased 14.5 percent in 1994 compared to 1993, but as a percentage of net sales decreased to 15.4 percent, compared to
16.3 percent for 1993.

     Consolidated operating profit, after general corporate expense, equaled $91.4 million during 1994, compared to $70.0 million in 1993, an increase of
30.5 percent, with operating profit margins of 17.1 percent and 15.8 percent in 1994 and 1993, respectively.

     The Specialty Fasteners segment operating profit increased 26.1 percent to $24.3 million, compared to $19.3 million in 1993, while sales of $138.7 million were 13.0 percent higher than 1993 sales of $122.7 million. Higher levels of economic activity contributed to segment sales increases during 1994, reflected by increased sales to the heavy-duty truck, distribution and other original equipment markets. As a result of higher sales levels and improved operating efficiencies, the segment operating profit margin increased to 17.5 percent in 1994, compared to 15.7 percent in 1993. In 1994 inventory turnover was 5.5 times as compared to 5.1 times in 1993. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $9.1 million, compared to 1993's $9.2 million.

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

     In 1994 operating profit of the Specialty Container Products segment increased 35.5 percent to $39.1 million, compared to $28.8 million in 1993. Segment sales of $163.9 million were 37.7 percent higher than 1993's $119.0 million. Lamons Metal Gasket Co. was acquired in November 1993 and a full year of its operations were included in 1994 segment results. The segment's operating profit margin in 1994 of 23.8 percent was affected by full year acquisition related expenses at Lamons. Although Lamons' historical operating profit margin has been lower relative to the combined historical margin of the other two segment companies, its margins have consistently met or exceeded the high standards of the Company's acquisition criteria. In 1993 the segment's operating margin equaled 24.2 percent. The segment's inventory turnover was 6.3 times in 1994, compared to 6.6 times during 1993. Capital expenditures for the segment, primarily to further improve manufacturing efficiencies and service capabilities, were $5.4 million, compared to $7.8 million in 1993.

     The Corporate Companies segment operating profit increased 38.5 percent to $9.9 million, compared to $7.1 million in 1993. Segment sales of $69.8 million increased 13.0 percent, compared to $61.7 million in 1993. The Precision Cutting Tools group and Compac Corporation both benefited from the generally stronger economy. Compac Corporation's continued expansion in specialty industrial tape niche markets and the cost savings associated with the successful consolidation of two industrial tape manufacturing facilities during the latter part of the year also contributed to 1994's sales and earnings increases. All of these factors contributed to the segment's 1994 operating profit margin of 14.1 percent exceeding that achieved in 1993 of 11.5 percent. In 1994 inventory turnover was 5.6 times as compared to 5.3 times in 1993. Capital expenditures during the year increased to $3.0 million, compared to $1.3 million in 1993.

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

LIQUIDITY, WORKING CAPITAL AND CASH FLOWS

     Among the Company's financial strategies are maintaining relatively high levels of liquidity and cash flow, which continued in 1995. Historically, TriMas Corporation has generated significant cash flows from operating activities to fund capital expenditures, debt service, dividends and other operating requirements. Cash flow generation has been enhanced by the Company's continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements to support increased sales volumes.

     One of the Company's strengths is its ability to generate cash from operations in excess of requirements for capital investments and dividends.

     "Free Cash Flow": Free Cash Flow is cash from operations remaining after the Company has satisfied its capital investment initiatives to enhance manufacturing efficiencies, expand productive capacity and avail itself of other competitive opportunities. As one of its financial strategies, the Company focuses on maximizing Free Cash Flow to achieve management's primary objective--maximizing long-term shareholder value. The consolidated statements of cash flows are summarized as follows (in thousands):

                                                                     YEAR ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
Cash flows from (used for):
  Operations..................................................   $ 66,250    $ 67,670    $ 50,100
  Capital expenditures........................................    (23,470)    (24,310)    (26,280)
                                                                 --------    --------    --------
"Free Cash Flow"..............................................     42,780      43,360      23,820
Cash flows from (used for):
  Acquisitions................................................                            (60,280)
  Financing...................................................    (58,060)     (5,460)     41,460
                                                                 --------    --------    --------
Increase (decrease) in cash and cash equivalents..............   $(15,280)   $ 37,900    $  5,000
                                                                 ========    ========    ========

     In 1995 the Company again experienced strong operating cash flows as operating activities provided $66.3 million. Increased cash flow from income and noncash charges for depreciation and amortization during 1995 were partially offset by working capital needs to support 1995's internal sales growth as new product successes and marketing initiatives contributed to record sales levels in all four segments. Capital expenditures to reduce product costs, improve quality, increase manufacturing efficiencies and expand productive capacity equaled $23.5 million in 1995, $24.3 million in 1994 and $26.3 million in 1993. During the three year period approximately $18.6 million of capital expenditures were for capacity expansion in the Specialty Fasteners segment at the Company's TriMas Fasteners, Inc. facility in Indiana. The Company continues its active corporate development efforts to complement internal growth through significant investments for the acquisition of additional companies which meet TriMas' selective criteria. In 1993 the Company acquired Lamons Metal Gasket Co. for $60.3 million cash.

     In 1995 the Company used a portion of its significant cash resources to retire $51.5 million of long-term debt. The majority of this amount, $50.0 million, was the repayment of borrowings under the Company's bank revolving credit agreement which were originally incurred to finance prior acquisitions. The Company borrowed $60.0 million in 1993 under its bank revolving credit agreement to finance the acquisition of Lamons. Also in 1993 the Company issued $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The net proceeds of the offering of $112.0 million, together with $3.0 million of available cash resources, were used to redeem $115.0 million of borrowings under the Company's bank revolving credit agreement.

     Common stock dividends paid in 1995, 1994 and 1993 equaled $6.6 million, $5.1 million and $3.2 million, respectively. In 1993 the Company paid $12.3 million in preferred stock dividends representing dividends accrued through the first three quarters of 1993 and the full year 1992.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

     At December 31, 1995, the Company's current ratio was 4.6 to 1 and working capital totaled $197.5 million, including $92.4 million of cash and cash equivalents. At December 31, 1994, the current ratio was 4.5 to 1 and working capital totaled $198.8 million, including $107.7 million of cash and cash equivalents.

     The Company's working capital turnover was 2.7 times in 1995, compared to
3.0 times in 1994. Excluding cash, the working capital turnover was 5.4 times in 1995 as compared to 5.6 times in 1994. The Company's inventory turned over 4.5 times in 1995, compared to 4.6 times in 1994, while the accounts receivable days-sales year end balance equaled 52 days in 1995, compared to 51 days in 1994.

     The Company has a $350.0 million revolving credit facility, maturing in 2000, with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. At December 31, 1995, the Company had available credit of $278.0 million under the credit agreement.

     In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The Company will adopt the disclosure requirements of this Statement in 1996 and it will not have a material effect on its financial statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 7, 1996

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                       1995             1994             1993
                                                   -------------    -------------    -------------
Net sales.......................................   $ 553,490,000    $ 535,480,000    $ 443,230,000
Cost of sales...................................    (371,470,000)    (361,520,000)    (301,130,000)
Selling, general and administrative expenses....     (83,340,000)     (82,560,000)     (72,080,000)
                                                    ------------     ------------     ------------
  Operating profit..............................      98,680,000       91,400,000       70,020,000
Interest expense................................     (13,530,000)     (12,930,000)      (9,420,000)
Other, net (principally interest income)........       6,690,000        5,030,000        3,270,000
                                                    ------------     ------------     ------------
  Income before income taxes....................      91,840,000       83,500,000       63,870,000
Income taxes....................................      35,820,000       33,400,000       25,870,000
                                                    ------------     ------------     ------------
  Net income....................................   $  56,020,000    $  50,100,000    $  38,000,000
                                                    ============     ============     ============
Preferred stock dividends, MascoTech, Inc.......                                     $   5,250,000
                                                                                      ============
Earnings available for common stock.............   $  56,020,000    $  50,100,000    $  32,750,000
                                                    ============     ============     ============
Earnings per common share:
                                                           $1.51            $1.35            $1.05
  Primary.......................................    ============     ============     ============
                                                           $1.42            $1.28            $1.01
  Fully diluted.................................    ============     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1995            1994
                                                                    ------------    ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents......................................   $ 92,390,000    $107,670,000
  Receivables....................................................     71,200,000      64,190,000
  Inventories....................................................     85,490,000      79,560,000
  Other current assets...........................................      2,510,000       3,590,000
                                                                    ------------    ------------
          Total current assets...................................    251,590,000     255,010,000
Property and equipment...........................................    173,700,000     168,380,000
Excess of cost over net assets of acquired companies.............    144,860,000     149,160,000
Other assets.....................................................     46,210,000      42,590,000
                                                                    ------------    ------------
          Total assets...........................................   $616,360,000    $615,140,000
                                                                    ============    ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $ 24,390,000    $ 21,590,000
  Other current liabilities......................................     29,740,000      34,650,000
                                                                    ------------    ------------
          Total current liabilities..............................     54,130,000      56,240,000
Deferred income taxes and other..................................     36,360,000      29,700,000
Long-term debt...................................................    187,200,000     238,600,000
                                                                    ------------    ------------
          Total liabilities......................................    277,690,000     324,540,000
                                                                    ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million shares,
     outstanding 36.6 million shares.............................        370,000         370,000
  Paid-in capital................................................    155,430,000     155,210,000
  Retained earnings..............................................    185,370,000     136,310,000
  Cumulative translation adjustments.............................     (2,500,000)     (1,290,000)
                                                                    ------------    ------------
          Total shareholders' equity.............................    338,670,000     290,600,000
                                                                    ------------    ------------
          Total liabilities and shareholders' equity.............   $616,360,000    $615,140,000
                                                                    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------
                                                         1995            1994            1993
                                                     ------------    ------------    -------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income...................................   $ 56,020,000    $ 50,100,000    $  38,000,000
     Adjustments to reconcile net income to net
       cash from operations:
          Depreciation and amortization...........     21,480,000      20,580,000       18,470,000
          Deferred income taxes...................      5,560,000       3,210,000          500,000
          (Increase) decrease in receivables......     (4,670,000)     (7,280,000)      (4,250,000)
          (Increase) decrease in inventories......     (5,930,000)     (2,860,000)      (8,120,000)
          Increase (decrease) in accounts payable
            and accrued liabilities...............     (2,500,000)      5,110,000        3,770,000
          Other, net..............................     (3,710,000)     (1,190,000)       1,730,000
                                                     ------------    ------------    -------------
            Net cash from operations..............     66,250,000      67,670,000       50,100,000
                                                     ------------    ------------    -------------
  INVESTMENTS:
     Capital expenditures.........................    (23,470,000)    (24,310,000)     (26,280,000)
     Acquisitions, net of cash acquired...........                                     (60,280,000)
                                                     ------------    ------------    -------------
            Net cash from (used for)
               investments........................    (23,470,000)    (24,310,000)     (86,560,000)
                                                     ------------    ------------    -------------
  FINANCING:
     Long-term debt:
          Issuance................................                                      60,000,000
          Retirement..............................    (51,470,000)       (330,000)    (115,150,000)
     Issuance of convertible subordinated debt,
       net........................................                                     112,030,000
     Preferred stock dividends paid to MascoTech,
       Inc........................................                                     (12,250,000)
     Common stock dividends paid..................     (6,590,000)     (5,130,000)      (3,170,000)
                                                     ------------    ------------    -------------
            Net cash from (used for) financing....    (58,060,000)     (5,460,000)      41,460,000
                                                     ------------    ------------    -------------
CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the year................    (15,280,000)     37,900,000        5,000,000
  At beginning of the year........................    107,670,000      69,770,000       64,770,000
                                                     ------------    ------------    -------------
     At end of the year...........................   $ 92,390,000    $107,670,000    $  69,770,000
                                                     ============    ============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of TriMas Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated. Certain amounts in prior period financial statements have been reclassified to conform with current year presentation.

ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

AFFILIATES

     As of December 31, 1995, MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 5.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals
 .8 percent of the Company's net sales, subject to certain adjustments.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1995, the Company had $79.5 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

RECEIVABLES

     Receivables are presented net of an allowance for doubtful accounts of $1.5 million and $2.0 million at December 31, 1995 and 1994.

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

DEPRECIATION AND AMORTIZATION

     Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and land improvements, 2 1/2 to 5 percent, and machinery and equipment, 6 2/3 to 33 1/3 percent. The excess of cost over net assets of acquired companies is being amortized using the straight-line method over the periods estimated to be benefited, not exceeding

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

40 years. At December 31, 1995 and 1994, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $31.3 million and $26.8 million. Amortization expense was $5.0 million, $5.3 million and $4.5 million in 1995, 1994 and 1993.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments classified in the balance sheet as current assets and current liabilities approximate fair values. The fair value of notes receivable, portions of which are classified as both receivables and other assets, based on discounted cash flows using current interest rates approximates the carrying value of $12.0 million at December 31, 1995.

     The carrying amount of borrowings from banks approximates fair value as the floating rates applicable to this debt reflect changes in overall market interest rates. The fair value of the Company's Convertible Subordinated Debentures, based on quoted market prices, was $112.7 million at both December 31, 1995 and 1994, as compared to the carrying value on such dates of $115.0 million.

INCOME TAXES

     The Company has not provided for taxes on $15.5 million of undistributed earnings of foreign subsidiaries at December 31, 1995, because such earnings are generally considered permanently reinvested.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1995, 1994 and 1993 were calculated on the basis of 37.0 million, 37.0 million and 31.1 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1995, 1994 and 1993 were calculated on the basis of 42.1 million, 42.1 million and 39.1 million weighted average common and common equivalent shares outstanding.

NOTE 2. ACQUISITION

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

                               TRIMAS CORPORATION

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                           (IN THOUSANDS)
                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                 31,
                                                                    -----------------------------
                                                                     1995       1994       1993
                                                                    -------    -------    -------
Interest paid....................................................   $13,560    $12,110    $ 7,470
                                                                    =======    =======    =======
Income taxes paid................................................   $30,690    $30,440    $21,540
                                                                    =======    =======    =======
Significant noncash transactions:
  Common stock dividends declared, payable in subsequent year....   $ 1,830    $ 1,460    $ 1,100
                                                                    =======    =======    =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired................................                         $ 7,380
                                                                                          =======

NOTE 4. INVENTORIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
Finished goods............................................................   $47,490    $44,860
Work in process...........................................................    14,200     10,440
Raw material..............................................................    23,800     24,260
                                                                             -------    -------
                                                                             $85,490    $79,560
                                                                             =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
Cost:
  Land and land improvements............................................   $ 13,380    $ 13,500
  Buildings.............................................................     65,560      63,770
  Machinery and equipment...............................................    211,540     194,380
                                                                           --------    --------
                                                                            290,480     271,650
Less accumulated depreciation...........................................    116,780     103,270
                                                                           --------    --------
                                                                           $173,700    $168,380
                                                                           ========    ========

     Depreciation expense was $16.4 million, $15.2 million and $13.9 million in 1995, 1994 and 1993.

                               TRIMAS CORPORATION

NOTE 6. OTHER CURRENT LIABILITIES

                                                                               (IN THOUSANDS)
                                                                              AT DECEMBER 31,
                                                                             ------------------
                                                                              1995       1994
                                                                             -------    -------
Employee wages and benefits...............................................   $16,010    $15,320
Interest..................................................................     2,820      3,180
Property taxes............................................................     1,890      2,330
Dividends.................................................................     1,830      1,460
Current income taxes......................................................     1,080      1,540
Other.....................................................................     6,110     10,820
                                                                             -------    -------
                                                                             $29,740    $34,650
                                                                             =======    =======

NOTE 7. LONG-TERM DEBT

                                                                              (IN THOUSANDS)
                                                                             AT DECEMBER 31,
                                                                           --------------------
                                                                             1995        1994
                                                                           --------    --------
Borrowings from banks...................................................   $ 72,000    $122,000
5% Convertible Subordinated Debentures Due 2003.........................    115,000     115,000
Other...................................................................        410       1,880
                                                                           --------    --------
                                                                            187,410     238,880
Less current maturities.................................................        210         280
                                                                           --------    --------
                                                                           $187,200    $238,600
                                                                           ========    ========

     Borrowings from banks are owing under the Company's $350.0 million revolving credit facility, maturing in 2000, with a group of domestic and international banks. During 1995 the Company repaid $50.0 million of these borrowings which were originally incurred to finance prior acquisitions. The facility permits the Company to borrow under several different interest rate options. At December 31, 1995, the blended interest rate on these borrowings equaled 6.1 percent. The facility contains certain restrictive covenants, the most restrictive of which, at December 31, 1995, required $239.4 million of shareholders' equity. The Company had available credit of $278.0 million under its revolving credit facility at December 31, 1995.

     The 5% Convertible Subordinated Debentures are convertible into Company common stock at $22 5/8 per share, subject to adjustment for certain events. The Debentures are redeemable, at a premium, at the Company's option after August 1, 1996.

                               TRIMAS CORPORATION

NOTE 8. SHAREHOLDERS' EQUITY

                                                                 (IN THOUSANDS)
                                                                                    CUMULATIVE
                                     PREFERRED    COMMON    PAID-IN     RETAINED    TRANSLATION
                                       STOCK      STOCK     CAPITAL     EARNINGS    ADJUSTMENTS     TOTAL
                                     ---------    ------    --------    --------    -----------    --------
Balance, January 1, 1993..........     $  70       $140     $153,740    $ 62,500      $(1,010)     $215,440
  Net income......................                                        38,000                     38,000
  Common stock distribution.......                  150         (150)
  Common stock dividends..........                                        (3,550)                    (3,550)
  Preferred stock dividends.......                                        (5,250)                    (5,250)
  Preferred stock conversion......       (70)        80          (10)
  Other...........................                               610                     (400)          210
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1993........       -0-        370      154,190      91,700       (1,410)      244,850
  Net income......................                                        50,100                     50,100
  Common stock dividends..........                                        (5,490)                    (5,490)
  Other...........................                             1,020                      120         1,140
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1994........       -0-        370      155,210     136,310       (1,290)      290,600
  Net income......................                                        56,020                     56,020
  Common stock dividends..........                                        (6,960)                    (6,960)
  Other...........................                               220                   (1,210)         (990)
                                         ---       ----     --------    --------      -------      --------
Balance, December 31, 1995........     $ -0-       $370     $155,430    $185,370      $(2,500)     $338,670
                                         ===       ====     ========    ========      =======      ========

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

     On the basis of amounts paid (declared), cash dividends per common share were $.18 ($.19) in 1995, $.14 ($.15) in 1994 and $.11 ($.115) in 1993.

                               TRIMAS CORPORATION

NOTE 9. STOCK OPTIONS AND AWARDS

     At the Company's Annual Meeting held in May 1995 stockholders approved the TriMas Corporation 1995 Long Term Stock Incentive Plan which replaced the Company's 1988 Restricted Stock Incentive Plan and its 1988 Stock Option Plan. Company common stock available for grant under the 1995 plan includes the 2,000,000 shares initially established, plus additional shares resulting from certain reacquisitions of shares by the Company.

     For the three years ended December 31, 1995, stock option data pertaining to stock option plans for key employees of the Company are as follows (option prices are the fair market value at the dates of grant):

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                       1995               1994             1993
                                                                     ---------          -------           -------
Options outstanding, January 1.............................           594,200           604,000          606,000
Options granted............................................             4,864
  Option price per share...................................   $19 3/4-$23 1/2
Options exercised..........................................            23,000             9,800            2,000
  Option price per share...................................            $8 7/8            $8 7/8           $8 7/8
Options outstanding, December 31...........................           576,064           594,200          604,000
  Option price per share...................................    $7 1/2-$23 1/2     $7 1/2-$8 7/8    $7 1/2-$8 7/8
Exercisable, December 31...................................           260,464           218,000          167,200

     Pursuant to restricted stock incentive plans, the Company granted long-term incentive awards of Company common stock, net, for 290,588 shares in 1995, 88,118 shares in 1994 and 129,212 shares in 1993, to key employees of the Company. The unamortized costs of incentive awards, aggregating $12.7 million at December 31, 1995, are being amortized over the ten year vesting periods.

     At December 31, 1995 and 1994, a combined total of 2,055,803 and 331,826 shares of Company common stock were available for the granting of options and incentive awards under the aforementioned plans.

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit and profit-sharing plans, and other defined contribution plans for most of its employees.

     The annual expense for all plans was:

                                                                          (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                   ----------------------------
                                                                    1995       1994       1993
                                                                   ------     ------     ------
Defined contribution plans.......................................  $3,470     $3,320     $2,300
Defined benefit plans............................................   1,690        890        500
                                                                   ------     ------     ------
                                                                   $5,160     $4,210     $2,800
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                        (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER
                                                                              31,
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
Service cost..................................................  $ 2,000     $ 2,490     $ 2,030
Interest cost.................................................    3,570       3,310       2,920
Actual (return)/loss on assets................................   (5,360)      1,820      (5,900)
Net amortization and deferral.................................    1,480      (6,730)      1,450
                                                                 ------      ------      ------
                                                                $ 1,690     $   890     $   500
                                                                 ======      ======      ======

     Weighted average rate assumptions used were as follows:

                                                                     1995      1994      1993
                                                                     -----     -----     -----
Discount rate......................................................   7.3%      8.5%      7.0%
Rate of increase in compensation levels............................   5.1%      5.1%      5.1%
Expected long-term rate of return on plan assets...................  10.7%     12.5%     12.1%

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                                       (IN THOUSANDS)
                                                                      AT DECEMBER 31,
                                                  --------------------------------------------------------
                                                             1995                          1994
                                                  --------------------------    --------------------------
                                                     PLANS          PLANS          PLANS          PLANS
                                                     WHERE          WHERE          WHERE          WHERE
                                                    ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                    EXCEED        BENEFITS        EXCEED        BENEFITS
                                                  ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                   BENEFITS        ASSETS        BENEFITS        ASSETS
                                                  -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation....................     $30,680        $11,530        $23,460        $ 8,170
                                                    =======        =======        =======        =======
  Accumulated benefit obligation...............     $31,000        $12,960        $23,860        $ 9,540
                                                    =======        =======        =======        =======
  Projected benefit obligation.................     $39,900        $13,980        $30,840        $10,310
Plan assets at fair value......................      33,640          7,790         30,390          7,310
                                                    -------        -------        -------        -------
Projected benefit obligation (in excess of) or
  less than plan assets........................      (6,260)        (6,190)          (450)        (3,000)
Unrecognized net (asset) or obligation.........      (1,160)           420         (1,340)           440
Unrecognized prior service cost................         440          1,670            480          1,750
Unrecognized net (gain) or loss................       7,910          3,230          2,910            810
Requirement to recognize minimum liability.....                     (4,300)                       (2,350)
                                                    -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)..............................     $   930        $(5,170)       $ 1,600        $(2,350)
                                                    =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Net periodic postretirement benefit costs during 1995, 1994 and 1993 were $.8 million, $.8 million and $1.0 million.

     The aggregate accumulated postretirement benefit obligation of these unfunded plans was $7.1 million and $5.4 million at December 31, 1995 and 1994. The discount rates used in determining the accumulated postretirement benefit obligations and the net periodic postretirement benefit costs were 7.3 percent,
8.5 percent and 7.0 percent in 1995, 1994 and 1993. The assumed health care cost trend rate in 1995 was 12.0 percent, decreasing to an ultimate rate in the years subsequent to 2000 of seven percent. A one percent increase in the assumed health care cost trend rates would have increased the net periodic postretirement benefit cost by $.1 million during 1995 and would have increased the accumulated postretirement benefit obligation at December 31, 1995, by $.9 million. The Company is amortizing the unrecognized transition accumulated postretirement benefit obligation and subsequent plan net gains and losses in accordance with Statement of Financial Accounting Standards No. 106. The accrued postretirement benefit obligation was $3.1 million and $2.8 million at December 31, 1995 and 1994.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT INFORMATION

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

        Corporate assets consist primarily of cash and cash equivalents.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT INFORMATION (CONTINUED)

                                                                       (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1995          1994          1993
                                                            --------      --------      --------
NET SALES
  Specialty Fasteners..................................     $141,050      $138,720      $122,740
  Towing Systems.......................................      175,000       163,130       139,790
  Specialty Container Products.........................      165,670       163,880       118,970
  Corporate Companies..................................       71,770        69,750        61,730
                                                            --------      --------      --------
     Total net sales...................................     $553,490      $535,480      $443,230
                                                            ========      ========      ========
OPERATING PROFIT
  Specialty Fasteners..................................     $ 27,290      $ 24,280      $ 19,250
  Towing Systems.......................................       31,080        25,660        22,150
  Specialty Container Products.........................       39,040        39,060        28,820
  Corporate Companies..................................        8,420         9,850         7,110
                                                            --------      --------      --------
     Total operating profit............................      105,830        98,850        77,330
Other income (expense), net............................       (6,840)       (7,900)       (6,150)
General corporate expense..............................       (7,150)       (7,450)       (7,310)
                                                            --------      --------      --------
     Income before income taxes........................     $ 91,840      $ 83,500      $ 63,870
                                                            ========      ========      ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..................................     $146,200      $137,190      $131,110
  Towing Systems.......................................      151,160       148,890       142,340
  Specialty Container Products.........................      149,790       150,360       144,890
  Corporate Companies..................................       56,230        55,210        53,060
  Corporate............................................      112,980       123,490        92,730
                                                            --------      --------      --------
     Total assets......................................     $616,360      $615,140      $564,130
                                                            ========      ========      ========
CAPITAL EXPENDITURES
  Specialty Fasteners..................................     $ 10,840      $  9,140      $  9,170
  Towing Systems.......................................        4,790         6,720         7,930
  Specialty Container Products.........................        5,780         5,420        14,870
  Corporate Companies..................................        2,030         3,000         1,320
  Corporate............................................           30            30            20
                                                            --------      --------      --------
     Total capital expenditures........................     $ 23,470      $ 24,310      $ 33,310(A)
                                                            ========      ========      ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..................................     $  7,230      $  6,970      $  6,490
  Towing Systems.......................................        5,610         5,390         5,250
  Specialty Container Products.........................        6,140         5,790         4,410
  Corporate Companies..................................        2,430         2,360         2,240
  Corporate............................................           70            70            80
                                                            --------      --------      --------
     Total depreciation and amortization...............     $ 21,480      $ 20,580      $ 18,470
                                                            ========      ========      ========

Operations are located principally in the United States.

Export sales equaled less than ten percent of total sales for each of the three years presented.

(A) Including $7.0 million from a business acquired.

                               TRIMAS CORPORATION

NOTE 12. INCOME TAXES

                                                                          (IN THOUSANDS)
                                                                   FOR THE YEARS ENDED DECEMBER
                                                                                31,
                                                                  -------------------------------
                                                                   1995        1994        1993
                                                                  -------     -------     -------
Income before income taxes:
  Domestic.....................................................   $86,900     $79,040     $60,630
  Foreign......................................................     4,940       4,460       3,240
                                                                  -------     -------     -------
                                                                  $91,840     $83,500     $63,870
                                                                  =======     =======     =======
Provision for income taxes:
  Federal......................................................   $23,810     $24,240     $20,980
  State and local..............................................     4,460       4,100       2,870
  Foreign......................................................     1,990       1,850       1,520
  Deferred, principally federal................................     5,560       3,210         500
                                                                  -------     -------     -------
                                                                  $35,820     $33,400     $25,870
                                                                  =======     =======     =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                                       FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                   1995       1994       1993
                                                                   -----      -----      -----
U.S. federal statutory tax rate.................................   35.0%      35.0%      35.0%
State and local taxes, net of federal tax benefit...............    3.1        3.2        2.9
Foreign taxes in excess of U.S. federal tax rate................     .3         .3         .6
Nondeductible amortization of excess of cost over net assets of
  acquired companies............................................     .7         .8        1.7
Other, net......................................................    (.1)        .7         .3
                                                                   ----       ----       ----
     Effective tax rate.........................................   39.0%      40.0%      40.5%
                                                                   ====       ====       ====

     Items that gave rise to deferred taxes:

                                                                         (IN THOUSANDS)
                                                                        AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                              1995                            1994
                                                  ----------------------------    ----------------------------
                                                  DEFERRED TAX    DEFERRED TAX    DEFERRED TAX    DEFERRED TAX
                                                     ASSETS       LIABILITIES        ASSETS       LIABILITIES
                                                  ------------    ------------    ------------    ------------
Property and equipment.........................                     $ 21,040                        $ 19,620
Intangible assets..............................                        3,840                           2,600
Inventory......................................      $1,080                          $  740
Other..........................................       2,110            4,600          5,500            4,520
                                                     ------          -------         ------          -------
                                                     $3,190         $ 29,480         $6,240         $ 26,740
                                                     ======          =======         ======          =======

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                      QUARTERS ENDED
                                                       ---------------------------------------------
                                                       DECEMBER    SEPTEMBER      JUNE       MARCH
                                                         31ST        30TH         30TH        31ST
                                                       --------    ---------    --------    --------
1995:
  Net sales.........................................   $122,090    $ 131,880    $151,920    $147,600
  Gross profit......................................   $ 41,370    $  42,520    $ 50,530    $ 47,600
  Net income........................................   $ 12,800    $  13,220    $ 16,560    $ 13,440
  Primary earnings per common share.................       $.35         $.36        $.45        $.36
  Fully diluted earnings per common share...........       $.33         $.34        $.42        $.34
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     36,978       36,998      37,001      36,996
       Fully diluted................................     42,061       42,080      42,088      42,090
1994:
  Net sales.........................................   $120,490    $ 133,590    $146,940    $134,460
  Gross profit......................................   $ 39,800    $  43,580    $ 49,320    $ 41,260
  Net income........................................   $ 11,960    $  12,370    $ 14,940    $ 10,830
  Primary earnings per common share.................       $.32         $.33        $.40        $.29
  Fully diluted earnings per common share...........       $.31         $.32        $.38        $.28
  Weighted average common and common equivalent
     shares outstanding:
       Primary......................................     37,001       37,022      37,038      37,040
       Fully diluted................................     42,084       42,104      42,120      42,123

     Earnings per common share in the fourth quarter of 1995 and 1994 were improved by $.07 and $.06, net, resulting from various year end adjustments to accrual estimates recorded earlier in each year.

     Quarterly earnings per common share amounts for both 1995 and 1994 do not total to the full year amounts due to rounding.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                            MARKET PRICE
                               1995                        --------------      DIVIDENDS
                             QUARTER                       HIGH      LOW       DECLARED
          ----------------------------------------------   -----    -----      ---------
          Fourth........................................   $22 1/4  $18 3/8      $ .05
          Third.........................................    25 1/2   20            .05
          Second........................................    24 1/4   20 1/4        .05
          First.........................................    22 3/4   19 5/8        .04

                                                            MARKET PRICE
                               1994                        --------------      DIVIDENDS
                             QUARTER                       HIGH      LOW       DECLARED
          ----------------------------------------------   -----    -----      ---------
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders, to be filed on or before April 29, 1996, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

     (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, consist of the following:

             Consolidated Statements of Income

             Consolidated Balance Sheets

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

         Financial Statement Schedules of the Company appended hereto, as required for the years ended December 31, 1995, 1994 and 1993, consist of the following:

                II. Valuation and Qualifying Accounts

     (3) Exhibits.

    3.a        Restated Certificate of Incorporation of TriMas Corporation.(4)
    3.b        Bylaws of TriMas Corporation, as amended.(2)
    4.a        Indenture dated as of August 1, 1993 between TriMas Corporation and
               Continental Bank, National Association (the Corporate Trust and Agency
               Business of which is now known as First Trust of Illinois), as Trustee, and
               Directors' resolutions establishing TriMas Corporation's 5% Convertible
               Subordinated Debentures Due 2003.(4)
    4.b        Credit Agreement dated February 1, 1993 among TriMas Corporation, Certain
               Banks and NationsBank of North Carolina, N.A. (now known as NationsBank, N.A.
               (Carolinas)), as Agent(1), and First Amendment dated June 30, 1995.(6)
    Note:      Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of TriMas Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of TriMas Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by
               TriMas Corporation to the Securities and Exchange Commission upon request.
    10.a       Assumption and Indemnification Agreement, dated December 27, 1988, between
               TriMas Corporation and Masco Industries, Inc. (now known as MascoTech,
               Inc.).(1)
    10.b       Corporate Services Agreement, dated December 27, 1988, between TriMas
               Corporation and Masco Corporation.(1)
    10.c       Corporate Opportunities Agreement, dated December 27, 1988, among TriMas
               Corporation, Masco Corporation and Masco Industries, Inc. (now known as
               MascoTech, Inc.).(1)
    10.d       Stock Repurchase Agreement, dated December 27, 1988, among TriMas Corporation,
               Masco Corporation and Masco Industries, Inc. (now known as MascoTech,
               Inc.).(1)
    10.e       Registration Agreement, dated December 27, 1988, among TriMas Corporation,
               Masco Corporation and Masco Industries, Inc. (now known as MascoTech, Inc.), and amendment dated as of January 5, 1993(1) and amendment dated as of May 26,
               1994.(5)
    Note:      Exhibits 10.f through 10.s constitute the management contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.

    10.f       TriMas Corporation 1995 Long Term Stock Incentive Plan (Restated December 5,
               1995).
    10.g       TriMas Corporation 1988 Stock Option Plan (Restated December 5, 1995).
    10.h       TriMas Corporation 1988 Restricted Stock Incentive Plan (Restated December 5,
               1995).
    10.i       MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December 6,
               1995).
    10.j       MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).
    10.k       Masco Corporation 1988 Restricted Stock Incentive Plan (Restated December 6,
               1995).
    10.l       Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).
    10.m       Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan (Restated
               December 6, 1995).
    10.n       Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).
    10.o       Masco Corporation Restricted Stock Incentive Plan (Restated December 6, 1995).
    10.p       Masco Corporation 1991 Long Term Stock Incentive Plan (Restated December 6,
               1995).
    10.q       MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Restated December 6,
               1995).
    10.r       TriMas Corporation Supplemental Executive Retirement and Disability Plan.(5)
    10.s       TriMas Corporation Benefits Restoration Plan.(5)
    10.t       Purchase Agreement dated January 26, 1990 between Masco Corporation and TriMas
               Corporation.(4)
    10.u       Purchase Agreement dated November 23, 1993 between MascoTech, Inc. and TriMas
               Corporation.(3)
    11         Computation of Earnings per Common Share.
    12         Computation of Ratios of Earnings to Fixed Charges.
    21         List of Subsidiaries.
    23         Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's Financial
               Statements and Financial Statement Schedule.
    27         Financial Data Schedule.

-------------------------
(1) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

(2) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     THE COMPANY WILL FURNISH TO ANY OF ITS SHAREHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS UPON THE WRITTEN REQUEST OF SUCH SHAREHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

     (B) REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIMAS CORPORATION

                                          By        /s/ BRIAN P. CAMPBELL
                                             -----------------------------------
                                                     Brian P. Campbell
                                                         President

March 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        PRINCIPAL EXECUTIVE OFFICER:

          /s/ RICHARD A. MANOOGIAN              Chairman of the Board
---------------------------------------------
            Richard A. Manoogian

        PRINCIPAL FINANCIAL OFFICER:

            /s/ WILLIAM E. MEYERS               Vice President -- Controller
---------------------------------------------
              William E. Meyers

        PRINCIPAL ACCOUNTING OFFICER:

            /s/ WILLIAM E. MEYERS               Vice President -- Controller
---------------------------------------------
              William E. Meyers

            /s/ BRIAN P. CAMPBELL               President and Director                March 27, 1996
---------------------------------------------
              Brian P. Campbell

            /s/ HERBERT S. AMSTER               Director
---------------------------------------------
              Herbert S. Amster

         /s/ EUGENE A. GARGARO, JR.             Director
---------------------------------------------
           Eugene A. Gargaro, Jr.

             /s/ JOHN A. MORGAN                 Director
---------------------------------------------
               John A. Morgan

             /s/ HELMUT F. STERN                Director
---------------------------------------------
               Helmut F. Stern

                               TRIMAS CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

Schedule, as required, for the years ended December 31, 1995, 1994 and 1993:

                                                                                            PAGES
                                                                                            ---
 II.   Valuation and Qualifying Accounts.................................................   F-2

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

            COLUMN A                COLUMN B              COLUMN C              COLUMN D     COLUMN E
--------------------------------   ----------      ------------------------    ----------   ----------
                                                         ADDITIONS
                                                   ------------------------
                                                   CHARGED        CHARGED
                                   BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                   BEGINNING       TO COST        TO OTHER                     AT END
          DESCRIPTION              OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
--------------------------------   ----------    ------------    ----------    ----------    ----------
                                                                    (A)           (B)
Allowances for doubtful accounts,
  deducted from accounts
  receivable in the balance
  sheet:
     1995.......................   $2,040,000     $  270,000      $ --          $780,000     $1,530,000
                                    =========    ============    ==========    ==========     =========
     1994.......................   $1,800,000     $  620,000      $ --          $380,000     $2,040,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $1,430,000     $  800,000      $160,000      $590,000     $1,800,000
                                    =========    ============    ==========    ==========     =========
Allowance for doubtful accounts,
  deducted from notes receivable
  in the balance sheet:
     1995.......................   $  650,000     $ (300,000)     $ --          $ --         $  350,000
                                    =========    ============    ==========    ==========     =========
     1994.......................   $  650,000     $  --           $ --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========
     1993.......................   $  650,000     $       --      $ --          $ --         $  650,000
                                    =========    ============    ==========    ==========     =========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

    EXHIBIT                                                                                PAGE
    NUMBER                                    DESCRIPTION                                  NO.
    -------     ------------------------------------------------------------------------   ----
    3.a         Restated Certificate of Incorporation of TriMas Corporation.(4)
    3.b         Bylaws of TriMas Corporation, as amended.(2)
    4.a         Indenture dated as of August 1, 1993 between TriMas Corporation and
                Continental Bank, National Association (the Corporate Trust and Agency
                Business of which is now known as First Trust of Illinois), as Trustee, and Directors' resolutions establishing TriMas Corporation's 5%
                Convertible Subordinated Debentures Due 2003.(4)
    4.b         Credit Agreement dated February 1, 1993 among TriMas Corporation,
                Certain Banks and NationsBank of North Carolina, N.A. (now known as
                NationsBank, N.A. (Carolinas)), as Agent(1), and First Amendment dated
                June 30, 1995.(6)
    NOTE:       Other instruments, notes or extracts from agreements defining the rights of holders of long-term debt of TriMas Corporation or its subsidiaries have not been filed since (i) in each case the total amount of long-term debt permitted thereunder does not exceed 10 percent of TriMas
                Corporation's consolidated assets, and (ii) such instruments, notes and extracts will be furnished by TriMas Corporation to the Securities and
                Exchange Commission upon request.
    10.a        Assumption and Indemnification Agreement, dated December 27, 1988, between TriMas Corporation and Masco Industries, Inc. (now known as
                MascoTech, Inc.).(1)
    10.b        Corporate Services Agreement, dated December 27, 1988, between TriMas
                Corporation and Masco Corporation.(1)
    10.c        Corporate Opportunities Agreement, dated December 27, 1988, among TriMas
                Corporation, Masco Corporation and Masco Industries, Inc. (now known as
                MascoTech, Inc.).(1)
    10.d        Stock Repurchase Agreement, dated December 27, 1988, among TriMas
                Corporation, Masco Corporation and Masco Industries, Inc. (now known as
                MascoTech, Inc.).(1)
    10.e        Registration Agreement, dated December 27, 1988, among TriMas
                Corporation, Masco Corporation and Masco Industries, Inc. (now known as
                MascoTech, Inc.), and amendment dated as of January 5, 1993(1) and amendment dated as of May 26, 1994.(5)
    NOTE:       Exhibits 10.f through 10.s constitute the management contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.
    10.f        TriMas Corporation 1995 Long Term Stock Incentive Plan (Restated
                December 5, 1995).
    10.g        TriMas Corporation 1988 Stock Option Plan (Restated December 5, 1995).
    10.h        TriMas Corporation 1988 Restricted Stock Incentive Plan (Restated
                December 5, 1995).
    10.i        MascoTech, Inc. 1984 Restricted Stock Incentive Plan (Restated December
                6, 1995).
    10.j        MascoTech, Inc. 1984 Stock Option Plan (Restated December 6, 1995).
    10.k        Masco Corporation 1988 Restricted Stock Incentive Plan (Restated
                December 6, 1995).
    10.l        Masco Corporation 1988 Stock Option Plan (Restated December 6, 1995).

    EXHIBIT                                                                                PAGE
    NUMBER                                    DESCRIPTION                                  NO.
    -------     ------------------------------------------------------------------------   ----
    10.m        Masco Corporation 1984 Restricted Stock (Industries) Incentive Plan
                (Restated December 6, 1995).
    10.n        Masco Corporation 1984 Stock Option Plan (Restated December 6, 1995).
    10.o        Masco Corporation Restricted Stock Incentive Plan (Restated December 6,
                1995).
    10.p        Masco Corporation 1991 Long Term Stock Incentive Plan (Restated December
                6, 1995).
    10.q        MascoTech, Inc. 1991 Long Term Stock Incentive Plan (Restated December
                6, 1995).
    10.r        TriMas Corporation Supplemental Executive Retirement and Disability
                Plan.(5)
    10.s        TriMas Corporation Benefits Restoration Plan.(5)
    10.t        Purchase Agreement dated January 26, 1990 between Masco Corporation and
                TriMas Corporation.(4)
    10.u        Purchase Agreement dated November 23, 1993 between MascoTech, Inc. and
                TriMas Corporation.(3)
    11          Computation of Earnings per Common Share.
    12          Computation of Ratios of Earnings to Fixed Charges.
    21          List of Subsidiaries.
    23          Consent of Coopers & Lybrand L.L.P. relating to TriMas Corporation's
                Financial Statements and Financial Statement Schedule.
    27          Financial Data Schedule.

-------------------------
(1) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

(2) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.