Form 10-Q
period 1996-03-31
TRIMAS CORP
filed 1996-05-10
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1996

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

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               April 30, 1996

Common Stock, $.01 Par Value                      36,662,980

                               TRIMAS CORPORATION

                                      INDEX



                                                                  Page No.


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets -
                     March 31, 1996 and December 31, 1995               1

                  Consolidated Condensed Statements of
                     Income for the Three Months
                     Ended March 31, 1996 and 1995                      2

                  Consolidated Condensed Statements of
                     Cash Flows for the Three Months
                     Ended March 31, 1996 and 1995                      3

                  Notes to Consolidated Condensed
                     Financial Statements                               4

         Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                      5


Part II. Other Information and Signature                                8

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                          March 31,        December 31,
                                             1996              1995
                                         (Unaudited)
Assets
Current assets:
      Cash and cash equivalents         $ 79,160,000       $ 92,390,000
      Receivables                         96,050,000         71,200,000
      Inventories                         91,990,000         85,490,000
      Other current assets                 2,690,000          2,510,000

            Total current assets         269,890,000        251,590,000

Property and equipment                   175,320,000        173,700,000
Excess of cost over net assets
  of acquired companies                  143,800,000        144,860,000
Other assets                              44,810,000         46,210,000

            Total assets                $633,820,000       $616,360,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable                  $ 26,840,000       $ 24,390,000
      Other current liabilities           32,260,000         29,740,000

            Total current liabilities     59,100,000         54,130,000

Deferred income taxes and other           36,790,000         36,360,000
Long-term debt                           187,040,000        187,200,000

            Total liabilities            282,930,000        277,690,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 36.6
  million shares                             370,000            370,000
Paid-in capital                          155,220,000        155,430,000
Retained earnings                        197,670,000        185,370,000
Cumulative translation adjustments        (2,370,000)        (2,500,000)

            Total shareholders' equity   350,890,000        338,670,000

            Total liabilities and
              shareholders' equity      $633,820,000       $616,360,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     Three Months Ended
                                                          March 31,
                                                   1996               1995

Net sales                                      $147,700,000      $147,600,000
Cost of sales                                  (100,240,000)     (100,000,000)
Selling, general and administrative expenses    (22,990,000)      (23,130,000)

      Operating profit                           24,470,000        24,470,000


Interest expense                                 (2,690,000)       (3,740,000)
Other, net (principally interest income)          1,390,000         1,480,000

                                                 (1,300,000)       (2,260,000)

Income before income taxes                       23,170,000        22,210,000
Income taxes                                      9,040,000         8,770,000

      Net income                               $ 14,130,000      $ 13,440,000

Earnings per common share:
      Primary                                          $.38              $.36
      Fully diluted                                    $.36              $.34

Dividends declared per common share                    $.05              $.04

Weighted average number of common
  and common equivalent shares
  outstanding:
      Primary                                    36,966,000        36,996,000
      Fully diluted                              42,067,000        42,090,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                      Three Months Ended
                                                          March 31,
                                                    1996              1995

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                $14,130,000       $13,440,000
      Adjustments to reconcile net income
        to net cash from operations:
            Depreciation and amortization         5,740,000         5,410,000
            Deferred income taxes                 1,100,000           700,000
            (Increase) decrease in receivables  (24,300,000)      (24,520,000)
            (Increase) decrease in inventories   (6,500,000)       (1,110,000)
            Increase (decrease) in accounts
              payable and other current
              liabilities                         5,060,000         7,490,000
            Other, net                             (360,000)           20,000

              Net cash from (used for)
                operations                       (5,130,000)        1,430,000

  INVESTMENTS:
      Capital expenditures                       (6,070,000)       (4,650,000)

              Net cash from (used for)
                investments                      (6,070,000)       (4,650,000)

  FINANCING:
      Retirement of long-term debt                 (200,000)         (230,000)
      Common stock dividends paid                (1,830,000)       (1,470,000)

               Net cash from (used for)
                 financing                       (2,030,000)       (1,700,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period            (13,230,000)       (4,920,000)
  At beginning of period                         92,390,000       107,670,000

      At end of period                          $79,160,000      $102,750,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Condensed Financial Statements



A.   Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain amounts in the 1995 financial statements have been reclassified to conform with the current presentation.

B.   Inventories by component are as follows:

                                     March 31,           December 31,
                                       1996                 1995

     Finished goods                 $49,040,000          $47,490,000
     Work in process                 14,580,000           14,200,000
     Raw material                    28,370,000           23,800,000
                                    $91,990,000          $85,490,000

C. Property and equipment reflects accumulated depreciation of $120.8 million and $116.8 million as of March 31, 1996 and December 31, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Consolidated net sales during the first quarter of 1996 were a record $147.7 million. The Company's Towing Systems, Specialty Container Products and Corporate Companies segments all recorded increased sales compared to the prior year's first quarter, while sales by the Specialty Fasteners segment declined. Consolidated net sales equaled $147.6 million in the first quarter of 1995.

     First quarter sales by the Towing Systems segment increased to $49.2 million, compared to $48.2 million in the first quarter of 1995. Increased sales to both domestic independent hitch installers and towing products customers in Australia were partially offset by lower sales to the domestic marine aftermarket. Continuing penetration of the specialty automotive retail market and ongoing new product introductions also aided first quarter sales performance. Abnormally severe weather conditions during the quarter, especially in the mid-Atlantic and northeastern United States, as well as unseasonably cold temperatures in other parts of the country, negatively affected segment sales performance.

     First quarter 1996 sales for the Specialty Fasteners segment were $36.0 million, compared to $39.0 million during the same quarter in 1995. Segment sales were negatively impacted by lower sales to heavy-duty truck markets, decreased demand for specialized metallurgical services from automotive component customers and continued but moderating inventory readjustments in distribution markets. During the quarter sales of specialty aerospace fasteners increased as a result of improving conditions in aerospace markets.

     First quarter 1996 sales by the Specialty Container Products segment increased modestly to $42.8 million compared to the prior year's first quarter results of $42.7 million. Moderately increased sales of gasket products to industrial processing industries were offset by reduced sales to the industrial container closure and compressed gas distributor markets. The Corporate Companies segment first quarter sales of $19.7 million increased 10.9 percent over last year's first quarter sales of $17.7 million, primarily reflecting increased sales of insulation related products used in commercial and industrial construction and maintenance markets, and continued strength in markets for precision tools.

     The Company's consolidated gross margin percentage for the first quarter 1996 was 32.1 percent compared to 32.2 percent during last year's first quarter. The Company's consolidated operating profit for the first quarter 1996 was $24.5 million and equaled the operating profit for the first quarter of 1995. Consolidated operating profit margin equaled 16.6 percent in both the current quarter and the comparable period in 1995.

     Interest expense decreased in the 1996 first quarter primarily because of the $51.5 million reduction of long-term debt in 1995, and because of lower prevailing interest rates. Lower interest rates and lower average cash and cash equivalent balances resulted in less interest income, the major component of other income, in the 1996 period.

     Net income of $14.1 million resulted in primary earnings per common share of $.38, compared to first quarter 1995 primary earnings per common share of $.36, both based on 37.0 million shares outstanding. Fully diluted earnings per common share were $.36 compared to $.34 in the first quarter of 1995, both based on 42.1 million shares outstanding.



Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation on an annual basis has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends while maintaining its strategic level of liquidity. At March 31, 1996 the current ratio was 4.6 to 1 and working capital equaled $210.8 million, including $79.2 million of cash and cash equivalents. The Company had available credit of $278.0 million under its revolving credit facility at March 31, 1996.

     Cash and cash equivalents decreased $13.2 million and $4.9 million during the first quarters of 1996 and 1995, respectively. The Company's operating activities used $5.1 million during the first quarter 1996, compared to providing $1.4 million during the same quarter of 1995, due in part to increased inventory levels at certain operating units. Higher inventory levels resulted from competitive buying opportunities and, in one situation, a planned build in raw material safety stock related to supplier changes. Increases in first quarter sales compared to the preceding year's fourth quarter contributed to increases in receivables, primarily in the Towing Systems segment, of $24.3 million in the first quarter 1996 and $24.5 million in the first quarter of 1995. Cash flow resulting from these increased receivables is historically realized later in the year. A corresponding increase in accounts payable and other current liabilities provided $5.1 million and $7.5 million, respectively, in the 1996 and 1995 first quarters. Capital expenditures equaled $6.1 million in the first quarter of 1996 and $4.7 million in the first quarter of 1995. The majority of the 1996 expenditures, $3.9 million, were in the Specialty Fasteners and Towing Systems segments. Common stock dividends paid totaled $1.8 million for the first quarter of 1996 compared to $1.5 million for the first quarter of 1995.

     The Company believes its cash flows from operations, along with its unused borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

                           PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               11 Computation of Earnings Per Common Share
               12 Computation of Ratios of Earnings to Fixed Charges 27 Financial Data Schedule

          (b)  Reports on Form 8-K:

                  None were filed during the quarter ended March 31, 1996.













                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMAS CORPORATION

Date:  May 10, 1996                     By:   /s/William E.  Meyers
                                              William E. Meyers
                                              Vice President - Controller
                                              (Chief accounting officer
                                               and authorized signatory)

Exhibit Index



Exhibit
 Number                Description of Document

  11              Computation of Earnings Per Common Share

  12              Computation of Ratios of Earnings to Fixed Charges

  27              Financial Data Schedule