Form 10-Q
period 1996-06-30
TRIMAS CORP
filed 1996-08-14
CIK 842633

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                     WASHINGTON, D.C.  20549

                       Quarterly Report Pursuant to Section 13 or 15(d) of
                               the Securities Exchange Act of 1934



                          For the quarterly period ended June 30, 1996

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

                                     Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                         Shares Outstanding at
    Class                                     July 31, 1996

Common Stock, $.01 Par Value                      36,670,013

                                               TRIMAS CORPORATION

                                                      INDEX


                                                                      Page No.


Part I.       Financial Information

              Item 1.       Financial Statements

                            Consolidated Condensed Balance Sheets -
                                 June 30, 1996 and December 31, 1995       1

                            Consolidated Condensed Statements of
                                 Income for the Three Months and Six
                                 Months Ended June 30, 1996 and 1995       2

                            Consolidated Condensed Statements of
                                 Cash Flows for the Six Months
                                 Ended June 30, 1996 and 1995              3

                            Notes to Consolidated Condensed
                                 Financial Statements                      4

              Item 2.       Management's Discussion and Analysis
                                 of Financial Condition and Results
                                 of Operations                             5


Part II.      Other Information and Signature                              9

                                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                  June 30,         December 31,
                                                    1996               1995
                                                (Unaudited)
Assets
Current assets:
       Cash and cash equivalents               $108,570,000       $ 92,390,000
       Receivables                               92,110,000         71,200,000
       Inventories                               86,410,000         85,490,000
       Other current assets                       2,350,000          2,510,000

               Total current assets             289,440,000        251,590,000

Property and equipment                          176,020,000        173,700,000
Excess of cost over net assets
  of acquired companies                         142,730,000        144,860,000
Other assets                                     44,960,000         46,210,000

                Total assets                   $653,150,000       $616,360,000

Liabilities and Shareholders' Equity
Current liabilities:
       Accounts payable                        $ 27,800,000       $ 24,390,000
       Other current liabilities                 33,590,000         29,740,000

                Total current liabilities        61,390,000         54,130,000

Deferred income taxes and other                  37,950,000         36,360,000
Long-term debt                                  187,040,000        187,200,000

                Total liabilities               286,380,000        277,690,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 36.6
  million shares                                    370,000            370,000
Paid-in capital                                 154,920,000        155,430,000
Retained earnings                               213,310,000        185,370,000
Cumulative translation adjustments               (1,830,000)        (2,500,000)

                Total shareholders' equity      366,770,000        338,670,000

                Total liabilities and
                  shareholders' equity         $653,150,000       $616,360,000


                             The accompanying notes are an integral part of the
                                      consolidated financial statements.

                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)


                                Six Months Ended               Three Months Ended
                                    June 30,                        June 30,
                             1996          1995              1996            1995
Net sales                    $307,900,000  $299,520,000      $160,200,000    $151,920,000
Cost of sales                (206,980,000) (201,390,000)     (106,740,000)   (101,390,000)
Selling, general and
 administrative expenses      (45,860,000)  (44,230,000)      (22,870,000)    (21,100,000)

     Operating profit          55,060,000    53,900,000        30,590,000      29,430,000


Interest expense               (5,520,000)   (7,440,000)       (2,830,000)     (3,700,000)
Other, net (principally
 interest income)               2,840,000     3,130,000         1,450,000       1,650,000

                               (2,680,000)   (4,310,000)       (1,380,000)     (2,050,000)
Income before income
 taxes                         52,380,000    49,590,000        29,210,000      27,380,000
Income taxes                   20,430,000    19,590,000        11,390,000      10,820,000

     Net income              $ 31,950,000  $ 30,000,000      $ 17,820,000    $ 16,560,000


Earnings per common
 share:
     Primary                         $.86          $.81              $.48            $.45
     Fully diluted                   $.80          $.76              $.45            $.42

Dividends declared per
 common share                        $.11          $.09              $.06            $.05

Weighted average number
  of common and common
  equivalent shares
  outstanding:
     Primary                   36,968,000    36,994,000        36,983,000       37,001,000
     Fully diluted             42,065,000    42,088,000        42,065,000       42,088,000




                           The accompanying notes are an integral part of the
                                consolidated condensed financial statements.

                                       TRIMAS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)



                                                          Six Months Ended
                                                             June 30,
                                                       1996            1995

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                                  $ 31,950,000     $ 30,000,000
      Adjustments to reconcile net income
        to net cash from operations:
                Depreciation and amortization       11,510,000       10,850,000
                Deferred income taxes                2,200,000        1,400,000
                (Increase) decrease in receivables (20,010,000)     (20,370,000)
                (Increase) decrease in inventories    (920,000)      (2,950,000)
                Increase (decrease) in accounts
                  payable and other current
                  liabilities                        6,590,000        4,090,000
                Other, net                            (140,000)      (3,110,000)

                  Net cash from (used for)
                    operations                      31,180,000       19,910,000

  INVESTMENTS:
      Capital expenditures                         (11,140,000)      (9,930,000)

                  Net cash from (used for)
                    investments                    (11,140,000)      (9,930,000)

  FINANCING:
      Retirement of long-term debt                    (200,000)        (270,000)
      Common stock dividends paid                   (3,660,000)      (2,930,000)

                   Net cash from (used for)
                     financing                      (3,860,000)      (3,200,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                16,180,000        6,780,000
  At beginning of period                            92,390,000      107,670,000

      At end of period                            $108,570,000     $114,450,000



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

B.   Inventories by component are as follows:

                                                June 30,         December 31,
                                                  1996               1995

     Finished goods                            $46,980,000       $47,490,000
     Work in process                            13,990,000        14,200,000
     Raw material                               25,440,000        23,800,000
                                               $86,410,000       $85,490,000

C. Property and equipment reflects accumulated depreciation of $125.1 million and $116.8 million as of June 30, 1996 and December 31, 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


     Consolidated net sales during the second quarter of 1996 equaled $160.2 million, an increase of 5.5 percent over the comparable 1995 period and the highest quarterly total in Company history. Record sales during the first half of 1996 equaled $307.9 million, compared to $299.5 million in 1995. The Company's Towing Systems, Specialty Container Products and Corporate Companies segments all recorded increased sales during the six months and quarter ended June 30, 1996.

     Second quarter sales by the Towing Systems segment increased to $56.4 million, compared to $55.1 million in the second quarter of 1995. Increased sales to both independent hitch installers and to the specialty automotive retail market were partially offset by lower sales to the marine aftermarket. Ongoing new product introductions also aided second quarter sales performance. Unfavorable weather conditions which began during the first quarter continued into the second quarter and negatively affected segment sales performance. First half segment sales equaled $105.6 million, which compares to $103.3 million in 1995.

     Second quarter 1996 sales for the Specialty Fasteners segment were $37.1 million, which equaled sales recorded in the comparable period of 1995. Sales during the first half of 1996 of $73.1 million decreased $3.0 million compared to 1995 because first quarter sales were below last year's level. First half sales were negatively impacted by reduced sales to the heavy-duty truck and appliance markets, and decreased demand for automotive related metallurgical services. Increasing build rates at aerospace manufacturers has lead to an increase in segment sales of aerospace fasteners.

     Sales for the Specialty Container Products segment for the second quarter and first six months ended June 30, 1996 increased 12.9 percent and 6.5 percent respectively. Second quarter sales equaled $47.0 million bringing the six month total to $89.8 million. Export sales of specialty compressed gas cylinders to the medical industry in the Far East contributed to the second quarter increase. Increasing demand for specialty gasket products used by industrial processing industries also added to this segment's sales performance. The Corporate Companies segment sales increased 10.3 percent for the first six months of 1996 to $39.4 million. Sales of specialty insulation products increased as the commercial construction market continued to improve.

     The Company's consolidated gross margin for the first six months of both 1996 and 1995 equaled 32.8 percent. During the second quarters of 1996 and 1995 gross margin equaled 33.4 percent and 33.3 percent respectively. Because of the seasonal factors relating to the Towing Systems segment, gross margin recorded in the second quarter is typically higher than that which is realized during the first quarter.

     The Company's consolidated operating profit for the first six months of 1996 increased to $55.1 million and represented an operating margin of 17.9 percent compared to 1995's first six months operating profit of $53.9 million or
18.0 percent of net sales. Operating profit for the second quarter 1996 of $30.6 million represented an operating margin of 19.1 percent.

     Interest expense decreased in the six and three month periods ended
June 30, 1996 primarily because of the $51.5 million reduction of long-term debt in the third quarter of 1995, and because of lower prevailing interest rates. Consequently, lower levels of cash and cash equivalents and lower interest rates during 1996 resulted in lower interest income during the current periods.

     Net income for the six months and three months ended June 30, 1996 was $32.0 million and $17.8 million respectively, compared to $30.0 million and $16.6 million in last year's comparable periods. Primary earnings per common share increased 6.2 percent to $.86 for the first six months of 1996 compared to 1995's primary earnings per common share of $.81, both based on 37.0 million shares outstanding. Fully diluted earnings per common share increased 5.3 percent to $.80 versus $.76 last year, both based on 42.1 million shares outstanding. Primary and fully diluted earnings per common share for the second quarter of 1996 were $.48 and $.45, compared to $.45 and $.42 last year.



Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At June 30, 1996 the current ratio was 4.7 to 1 and working capital equaled $228.1 million, including $108.6 million of cash and cash equivalents. The Company had available credit of $278.0 million under its revolving credit facility at June 30, 1996.

     Cash flows from operations provided $31.2 million and $19.9 million during the first six months of 1996 and 1995 respectively. These operating cash flows were net of increases in accounts receivable of $20.0 million in 1996 and $20.4 million in 1995 due mainly to the seasonality of the Towing Systems segment, as well as the increased sales levels. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. A corresponding increase in accounts payable and accrued liabilities provided cash flow of $6.6 million and $4.1 million in the first six months of 1996 and 1995 respectively. Capital expenditures during the first six months equaled $11.1 million in 1996 and $9.9 million in 1995. Common stock dividends totaled $3.7 million in 1996 versus $2.9 million in 1995.

     In late June, the Company acquired Queensland Towbar Pty. Ltd., Australia's second largest manufacturer of vehicle hitches and towing products. During July, the Company acquired The Englass Group Limited, a United Kingdom-based supplier of specialty dispensing and packaging products. Annualized combined sales of Queensland Towbar and Englass are in excess of $20.0 million.

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

                                           PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders was held on May 15, 1996 at which the two nominees for the Company's Board of Directors, identified in the Company's proxy statement dated April 11, 1996, were re-elected and the selection of Coopers & Lybrand L.L.P. to audit the Company's financial statements for the year 1996 was ratified. Following is a tabulation of shares voted:

          Election of Directors
                                        Richard A. Manoogian  Herbert S. Amster
          For                             34,202,762                 34,204,655
          Withheld                            47,037                     45,144

          Ratification of selection of Coopers & Lybrand L.L.P.

          For                                                        34,215,645
          Against                                                         9,998
          Abstentions                                                    24,156


Item 6.   Exhibits and Reports on Form 8-K


          (a)    Exhibits:

                  4 Credit Agreement dated July 23, 1996 among TriMas Corporation Limited, TriMas Corporation, Certain Banks and NationsBank, N.A. (London Branch) as Agent
                 11  Computation of Earnings Per Common Share
                 12  Computation of Ratios of Earnings to Fixed Charges
                 27  Financial Data Schedule

          (b)    Reports on Form 8-K:

                     None were filed during the quarter ended June 30, 1996.




                                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRIMAS CORPORATION

Date:  August 14, 1996                        By:   /s/William E.  Meyers
                                                    William E. Meyers
                                                    Vice President - Controller
                                                    (Chief accounting officer
                                                     and authorized signatory)

                                 Exhibit Index



Exhibit
 Number                  Description of Document

   4 Credit Agreement dated July 23, 1996 among TriMas Corporation Limited, TriMas Corporation, Certain Banks and NationsBank, N.A. (London Branch) as Agent

  11     Computation of Earnings Per Common Share

  12     Computation of Ratios of Earnings to Fixed Charges

  27     Financial Data Schedule