Form 10-Q
period 1996-09-30
TRIMAS CORP
filed 1996-11-12
CIK 842633

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C.  20549

                Quarterly Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934



                 For the quarterly period ended September 30, 1996

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

                               Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               October 31, 1996

Common Stock, $.01 Par Value                       36,652,804

                                TRIMAS CORPORATION

                                       INDEX



                                                            Page No.


Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Condensed Balance Sheets -
                     September 30, 1996 and December 31, 1995    1

                   Consolidated Condensed Statements of
                     Income for the Three Months and Nine
                     Months Ended September 30, 1996 and 1995    2

                   Consolidated Condensed Statements of
                     Cash Flows for the Nine Months
                     Ended September 30, 1996 and 1995           3

                   Notes to Consolidated Condensed
                     Financial Statements                        4

          Item 2.  Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                               5


Part II.  Other Information and Signature                        9

                          PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                        TRIMAS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                      September 30,        December 31,
                                           1996                1995
                                       (Unaudited)
Assets
Current assets:
     Cash and cash equivalents         $109,330,000        $ 92,390,000
     Receivables                         81,460,000          71,200,000
     Inventories                         87,150,000          85,490,000
     Other current assets                 2,700,000           2,510,000

          Total current assets          280,640,000         251,590,000

Property and equipment                  179,680,000         173,700,000
Excess of cost over net assets
  of acquired companies                 166,160,000         144,860,000
Other assets                             45,820,000          46,210,000

          Total assets                 $672,300,000        $616,360,000

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                  $ 30,380,000        $ 24,390,000
     Other current liabilities           40,260,000          29,740,000

          Total current liabilities      70,640,000          54,130,000

Deferred income taxes and other          39,330,000          36,360,000
Long-term debt                          183,550,000         187,200,000

          Total liabilities             293,520,000         277,690,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 36.6
  million shares                            370,000             370,000
Paid-in capital                         154,930,000         155,430,000
Retained earnings                       225,530,000         185,370,000
Cumulative translation adjustments       (2,050,000)         (2,500,000)

          Total shareholders' equity    378,780,000         338,670,000

          Total liabilities and
            shareholders' equity       $672,300,000        $616,360,000


                The accompanying notes are an integral part of the
                        consolidated financial statements.

                        TRIMAS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (UNAUDITED)


                              Nine Months Ended          Three Months Ended
                                September 30,                September 30,
                             1996          1995         1996           1995

Net sales               $457,520,000  $431,400,000  $149,620,000  $131,880,000
Cost of sales           (308,810,000) (290,750,000) (101,830,000)  (89,360,000)
Selling, general and
 administrative expenses (69,030,000)  (63,720,000)  (23,170,000)  (19,490,000)

     Operating profit     79,680,000    76,930,000    24,620,000    23,030,000


Interest expense          (8,150,000)  (10,800,000)   (2,630,000)   (3,360,000)
Other, net (principally
 interest income)          4,520,000     5,070,000     1,680,000     1,940,000

                          (3,630,000)   (5,730,000)     (950,000)   (1,420,000)
Income before income
 taxes                    76,050,000    71,200,000    23,670,000    21,610,000
Income taxes              29,660,000    27,980,000     9,230,000     8,390,000

Net income              $ 46,390,000  $ 43,220,000  $ 14,440,000  $ 13,220,000


Earnings per common
 share:
     Primary                   $1.25         $1.17          $.39          $.36
     Fully diluted             $1.17         $1.09          $.37          $.34

Dividends declared per
 common share                   $.17          $.14          $.06          $.05

Weighted average number
  of common and common
  equivalent shares
  outstanding:
     Primary              36,971,000    36,995,000    36,977,000    36,998,000
     Fully diluted        42,072,000    42,078,000    42,072,000    42,080,000



                The accompanying notes are an integral part of the
                   consolidated condensed financial statements.

                        TRIMAS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



                                                   Nine Months Ended
                                                       September 30,
                                                    1996        1995

CASH FROM (USED FOR):
  OPERATIONS:
      Net income                              $46,390,000   $43,220,000
      Adjustments to reconcile net
        income to net cash from
        operations:
            Depreciation and amortization      17,390,000    16,280,000
            Deferred income taxes               3,100,000     2,100,000
            (Increase) decrease in receivables (5,580,000)  (10,970,000)
            (Increase) decrease in inventories   (230,000)   (2,880,000)
            Increase (decrease) in accounts
              payable and other current
              liabilities                       4,950,000       700,000
            Other, net                         (1,290,000)   (4,230,000)

              Net cash from (used for)
                operations                     64,730,000    44,220,000

  INVESTMENTS:
      Capital expenditures                    (16,740,000)  (14,780,000)
      Acquisitions, net of cash acquired      (21,470,000)

              Net cash from (used for)
                investments                   (38,210,000)  (14,780,000)

  FINANCING:
      Long-term debt:
            Issuance                           18,480,000
            Retirement                        (22,200,000)  (51,480,000)
      Common stock dividends paid              (5,860,000)   (4,760,000)

               Net cash from (used for)
                 financing                     (9,580,000)  (56,240,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period           16,940,000   (26,800,000)
  At beginning of period                       92,390,000   107,670,000

      At end of period                       $109,330,000   $80,870,000



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

B.  Inventories by component are as follows:

                                  September 30,          December 31,
                                      1996                   1995

    Finished goods                 $47,050,000           $47,490,000
    Work in process                 16,050,000            14,200,000
    Raw material                    24,050,000            23,800,000
                                   $87,150,000           $85,490,000

C. Property and equipment reflects accumulated depreciation of $129.3 million and $116.8 million as of September 30, 1996 and December 31, 1995, respectively.

D. During the third quarter of 1996 the Company acquired two businesses for the aggregate amount of $21,470,000 in cash (net of cash acquired), the assumption of certain liabilities and the issuance of a short-term note.
    The operating results of these two businesses did not have a material effect on the Company's consolidated results for the third quarter or nine months ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations


    Consolidated net sales during the third quarter of 1996 were a record $149.6 million, an increase of 13.5 percent over the comparable period in 1995. All four of the Company's reporting segments recorded increased sales during the 1996 third quarter compared with last year. Record sales for the first nine months of 1996 were $457.5 million, compared to $431.4 million in 1995. Operating results of Queensland Towbars Pty. Ltd. and The Englass Group Limited, acquired during the third quarter of 1996, did not have a material effect on consolidated results.

    Sales by the Towing Systems segment increased 15.7 percent during the current quarter to $48.0 million compared to $41.5 million during last year's third quarter. The continuing strength of the specialty automotive retail market and increased demand from independent hitch installers contributed to this segment's improved sales. Ongoing new product introductions and delayed seasonal demand created in previous quarters by unfavorable weather conditions also aided third quarter sales performance. Segment sales for the current year-to-date period were $153.6 million compared to $144.8 million in 1995.

    Third quarter 1996 sales by the Specialty Fasteners segment increased 5.9 percent to $35.3 million compared to $33.3 million during the corresponding period of a year ago. Segment sales during the first nine months of 1996 decreased modestly to $108.4 million compared to $109.5 million one year ago. Increasing aircraft build rates at aerospace manufacturers continue to translate into increased segment sales of aerospace fasteners. Third quarter sales performance was also impacted by modest recoveries in demand for fasteners from heavy-duty truck manufacturers and automotive related metallurgical services, two markets whose softness had negatively affected both the first and second quarters of 1996.

    Sales by the Specialty Container Products segment equaled $46.5 million during the current quarter compared to $39.2 million during last year's third quarter, an increase of 18.6 percent. Year-to-date sales increased 10.3 percent to $136.3 million compared to $123.5 million in 1995. Third quarter and year-to-date segment sales were aided by increased export sales of compressed gas cylinders to both South America and the Far East. Nine month and third quarter sales by the Corporate Companies segment increased 10.5 percent and
10.9 percent, respectively, over 1995. During the first nine months of 1996 sales were $59.3 million compared to $53.6 million during 1995's corresponding period. Sales during the third quarters of 1996 and 1995 were $19.8 million and $17.9 million. Sales of specialty insulation products increased during both the third quarter and first nine months of 1996 as the commercial construction market continued to improve.

    The Company's consolidated operating profit for the first nine months of 1996 increased to $79.7 million, or 17.4 percent of net sales, compared to $76.9 million in 1995, or a 17.8 percent operating margin. The current year operating margin has been affected by sales promotions offered by the Towing Systems companies and mix of products sold.

    Interest expense decreased in the nine month period ended September 30, 1996 primarily because of the $51.5 million reduction of long-term debt in the third quarter of 1995. Interest expense for the quarter and nine months in 1996 was also affected by lower prevailing interest rates. Also, lower levels of cash and cash equivalents and lower interest rates during 1996 reduced interest income during the current periods.

    Net income for the nine and three months ended September 30, 1996 was $46.4 million and $14.4 million, compared to $43.2 million and $13.2 million in last year's comparable periods. Primary earnings per common share increased 6.8 percent to $1.25 for the first nine months of 1996 compared to

1995's primary earnings per common share of $1.17, both based on 37.0 million shares outstanding. Fully diluted earnings per common share increased 7.3 percent to $1.17 versus $1.09 last year, both based on 42.1 million shares outstanding. Primary and fully diluted earnings per common share for the third quarter of 1996 were $.39 and $.37, compared to $.36 and $.34 last year.



Liquidity, Working Capital and Cash Flows

    The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At September 30, 1996 the current ratio was 4.0 to 1 and working capital equaled $210.0 million, including $109.3 million of cash and cash equivalents. The Company had available credit of approximately $314.0 million under its domestic and international revolving credit facilities at September 30, 1996.

    Cash flows from operations provided $64.7 million and $44.2 million during the first nine months of 1996 and 1995. These operating cash flows were net of increases in accounts receivable of $5.6 million in 1996 and $11.0 million in 1995. These increases in receivables during the first nine months of each year were due mainly to the seasonality of the Towing Systems segment, and to the increased sales volumes. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. Increases in accounts payable and accrued liabilities provided $4.9 million and $.7 million in the first nine months of 1996 and 1995. Capital expenditures during the first nine months equaled $16.7 million in 1996 and $14.8 million in 1995. During the third quarter of 1996 the Company used an aggregate of $21.5 million, net of cash acquired, to purchase The Englass Group Limited in the United Kingdom and Queensland Towbars Pty. Ltd. in Australia. In connection with the acquisition of Englass, the Company established a 20.0 million British pounds revolving credit facility in the United Kingdom to fund a portion of the purchase price and provide funds for ongoing working capital and capital expenditure needs and other growth initiatives. During the third quarters of 1996 and 1995 the Company used excess cash to retire $22.2 million and $51.5 million of domestic long-term debt. The increase in the common dividend rate is reflected in cash used for financing activities during the first nine months of 1996.

    In late October, the Company acquired Heinrich Stolz GmbH & Co. KG, a leading European manufacturer of a wide variety of specialty container closures for industrial packaging markets, headquartered in Neunkirchen, Germany.

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

                            PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)    Exhibits:

                   4   Credit Agreement dated October 30, 1996 between Stolz
                       Verwaltungsgesellschaft mit beschrankter Haftung, a
                       German subsidiary of TriMas Corporation, and Bank of
                       America National Trust and Savings Association (the
                       "Bank"); and related Guaranty from TriMas Corporation in
                       favor of the Bank.
                  11   Computation of Earnings Per Common Share
                  12   Computation of Ratios of Earnings to Fixed Charges
                  27   Financial Data Schedule

           (b)    Reports on Form 8-K:

                       None were filed during the quarter ended
                       September 30, 1996.













                                     SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRIMAS CORPORATION

Date:  November 12, 1996                By:   /s/William E.  Meyers
                                              William E. Meyers
                                              Vice President - Controller
                                              (Chief accounting officer
                                               and authorized signatory)

Exhibit Index



Exhibit
 Number                     Description of Document

   4 Credit Agreement dated October 30, 1996 between Stolz Verwaltungsgesellschaft mit beschrankter Haftung, a German subsidiary of TriMas Corporation, and Bank of America National Trust and Savings Association (the "Bank"); and related Guaranty from TriMas Corporation in favor of the Bank.

  11                   Computation of Earnings Per Common Share

  12                   Computation of Ratios of Earnings to Fixed Charges

  27                   Financial Data Schedule