Form 10-K405
period 1996-12-31
TRIMAS CORP
filed 1997-03-25
CIK 842633

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 1-10716

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
COMMON STOCK, $.01 PAR VALUE                           NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 21, 1997 (BASED ON THE CLOSING SALE PRICE OF $23 1/2 OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON SUCH DATE) WAS APPROXIMATELY $490,141,000.

NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AT MARCH 21, 1997:
          41,332,151 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE

PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                    PART I
  1.    Business....................................................       2
  2.    Properties..................................................       7
  3.    Legal Proceedings...........................................       7
  4.    Submission of Matters to a Vote of Security Holders.........       8
        Supplementary Item. Executive Officers of Registrant........       8

                                   PART II
  5.    Market for Registrant's Common Equity and Related
        Stockholder Matters.........................................       9
  6.    Selected Financial Data.....................................      10
  7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations...................................      11
  8.    Financial Statements and Supplementary Data.................      16
  9.    Changes in and Disagreements With Accountants on Accounting
        and Financial Disclosure....................................      33

                                   PART III
 10.    Directors and Executive Officers of the Registrant..........      33
 11.    Executive Compensation......................................      33
 12.    Security Ownership of Certain Beneficial Owners and
        Management..................................................      33
 13.    Certain Relationships and Related Transactions..............      33

                                   PART IV
 14.    Exhibits, Financial Statement Schedules, and Reports on Form
        8-K.........................................................      34
        Signatures..................................................      36

                        FINANCIAL STATEMENT SCHEDULES
        TriMas Corporation and Subsidiaries Financial Statement
        Schedule....................................................     F-1

                                     PART I

ITEM 1. BUSINESS.

     TriMas Corporation is a diversified proprietary products company with leadership positions in commercial, industrial and consumer niche markets. Except as the context otherwise indicates, the terms "TriMas" and the "Company" refer to TriMas Corporation and its consolidated subsidiaries. TriMas' operating businesses manufacture industrial container closures, specialty dispensing and packaging products, pressurized gas cylinders, specialty industrial gaskets, towing systems products, specialty fasteners, specialty products for fiberglass insulation, specialty tapes and precision cutting tools. The Company's businesses are managed as decentralized autonomous profit centers which emphasize entrepreneurial management, high value-added products and services, and strong cash flows. While each of the Company's businesses operates as an autonomous entity, they are grouped into four categories for financial reporting purposes: Specialty Fasteners, Towing Systems, Specialty Container Products and Corporate Companies.

     TriMas was incorporated in Delaware in 1986 as Campbell Industries, Inc. and subsequently acquired a manufacturer of industrial fasteners. In 1988 the Company adopted its current name and acquired various businesses and cash from MascoTech, Inc. ("MascoTech") in exchange for the Company's issue of debt and equity securities. In a related transaction, Masco Corporation ("Masco"), already a shareholder of the Company, acquired additional shares of the Company's common stock, $.01 par value per share (the "Company Common Stock") for cash. The Company became a public company in February 1989 when approximately 28 percent of the then outstanding Company Common Stock was distributed by Masco to its stockholders as a special dividend. MascoTech currently holds approximately 37 percent, and Masco approximately 4 percent, of the outstanding Company Common Stock.

     Since its inception in 1986, the Company has expanded its operations into diverse industries largely through acquisitions of existing businesses. During 1996 the Company acquired four businesses. The Englass Group Limited, based in the United Kingdom, designs, assembles and markets a variety of specialty sprayers, pumps and related products. Heinrich Stolz GmbH is a leading European manufacturer of a wide variety of specialty closures for industrial packaging markets. While both Englass and Stolz retain their separate identities and operations, they have been integrated with the Company's subsidiary, Rieke Corporation, for administrative purposes, and their results are reported with Rieke's as part of the Company's Specialty Container Products segment. Queensland Towbars Pty. Ltd. is Australia's second largest manufacturer of vehicle hitches and related towing products. Queensland and the Company's Hayman Reese Pty. Ltd. subsidiary have been combined to form TriMas Corporation Pty. Ltd. which is reported as part of TriMas' Towing Systems segment. Beaumont Bolt & Gasket Co. is a domestic manufacturer and distributor of fasteners and specialty gaskets utilized by industrial processing industries. Beaumont Bolt is an important adjunct to the Company's subsidiary, Lamons Metal Gasket Co., and has been combined with Lamons for administrative purposes. The results of both Lamons and Beaumont Bolt are reported as part of the Specialty Container Products segment.

     The following table sets forth net sales and operating profit information for the past three years for each of the Company's industry segments.

                                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
NET SALES:
  Specialty Fasteners.......................................    $141,510    $141,050    $138,720
  Towing Systems............................................     189,540     175,000     163,130
  Specialty Container Products..............................     189,320     165,670     163,880
  Corporate Companies.......................................      79,860      71,770      69,750
                                                                --------    --------    --------
     Total net sales........................................    $600,230    $553,490    $535,480
                                                                ========    ========    ========
OPERATING PROFIT (BEFORE GENERAL CORPORATE EXPENSE):
  Specialty Fasteners.......................................    $ 25,740    $ 27,290    $ 24,280
  Towing Systems............................................      31,480      31,080      25,660
  Specialty Container Products..............................      42,890      39,040      39,060
  Corporate Companies.......................................      11,980       8,420       9,850
                                                                --------    --------    --------
     Total operating profit.................................    $112,090    $105,830    $ 98,850
                                                                ========    ========    ========

     For further financial information related to the Company's business segments, see Note 11 of the Notes to Consolidated Financial Statements of the Company.

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

     Lake Erie specializes in manufacturing both standard and custom-designed large diameter fasteners, generally in sizes 1/4" to 1 1/4". Lake Erie's design and engineering capabilities enable it to formulate fastener product programs to meet demanding metallurgical and performance specifications for a wide variety of customers. The Company believes that this emphasis on design and engineering, coupled with an ability to offer just-in-time delivery, has established Lake Erie's premier reputation in the industry for product quality and service. Lake Erie products are sold to distributors and manufacturers in the agricultural, transportation, construction, fabricated metal products, and commercial and industrial maintenance markets. Lake Erie is a leading manufacturer of private brand products for the equipment maintenance aftermarket, supplying national and regional private brand distributor organizations.

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

     Monogram Fasteners manufactures highly engineered specialty fasteners for the domestic and international aerospace industry. Monogram Fasteners is the leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok(R), Visu-Lok(R)II and Radial-Lok(R) blind bolts, which allow sections of aircraft to be joined together when access is provided to only one side of the airframe, are lighter in weight and provide certain cost efficiencies over conventional two-sided fastening devices. Monogram Fasteners' Composi-Lok(R) and Composi-Lok(R)II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction. Monogram Fasteners recently completed development work on the OSI-Bolt(R) fastener, the first one piece aerospace fastener approved to replace traditional two piece fasteners in certain applications on the primary aircraft structure. The OSI-Bolt(R) fastener has been approved by an aerospace manufacturer for use on certain large commercial aircraft, and the first production orders will be shipped in 1997.

     Commonwealth Industries provides commercial heat treating and specialized metallurgical and finishing services for fastener products used in the automotive, industrial, agricultural and construction markets.

     The Company's fasteners are sold through its own sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized market niches, and compete principally as quality- and service-oriented suppliers in their respective markets.

TOWING SYSTEMS

     The Towing Systems segment consists of Draw-Tite, Inc., Reese Products, Inc. and Fulton Performance Products, Inc. Draw-Tite, Reese and Fulton are leading producers of vehicle hitches, jacks, winches, couplers and related accessories and collectively give TriMas the leading position in the design and manufacture of towing systems products for domestic and imported passenger cars, light trucks and recreational vehicles. The Company believes that product lines offered by its Towing Systems companies are the most extensive in the industry, permitting TriMas to provide custom-designed products for virtually every towing vehicle and need.

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

     Reese manufactures premium towing systems products, including weight-distributing hitches and towing accessories, which are sold to independent installers, distributors, recreational vehicle manufacturers and automotive aftermarket retailers. Sales in the United States are made by both Reese sales personnel and independent sales representatives and are distributed from five regional distribution centers. Reese also manufactures and distributes hitches and towing accessories in Australia and Canada. Queensland Towbars Pty. Ltd., acquired in 1996, has been combined with the Company's Hayman Reese Pty. Ltd. subsidiary to form TriMas Corporation Pty. Ltd. which is operated as part of Reese. The Company believes that Reese is the largest manufacturer of towing systems products in Australia.

     Fulton is a major manufacturer of winches, jacks, couplers and accessories for marine, recreational vehicle, agricultural and industrial markets. These products are sold by Fulton marketing personnel to distributors, manufacturers and aftermarket retailers.

     Sales for the Towing Systems segment are stronger during the months of March through July impacting the Company's net sales and operating profits primarily in the second quarter.

SPECIALTY CONTAINER PRODUCTS

     The Company's Specialty Container Products segment consists of Rieke Corporation, Norris Cylinder Company and Lamons Metal Gasket Co. For administrative purposes, The Englass Group Limited and Heinrich Stolz GmbH, both acquired in 1996, are operated as part of Rieke, and Beaumont Bolt & Gasket Co., also acquired in 1996, is operated as part of Lamons. Rieke, Norris and Lamons are leading suppliers of products for the containment and dispensing of fluids and gases for the chemical, agricultural, refining, food, petrochemical, health care and other industries.

     The Company believes that Rieke is the largest manufacturer in North America of steel and plastic industrial container closures and dispensing products. Rieke's manufacturing and distribution facilities in the United States, Canada and Mexico, as well as distribution capabilities in Europe and the Far East, allow Rieke to service most major world markets for its products. The operations of Englass, a United Kingdom-based supplier of specialty sprayers, pumps and related products, and Stolz, a leading European manufacturer of a wide variety of closures for industrial packaging markets, will complement Rieke's existing international activities. Industrial container closures and specialty dispensing and packaging products are manufactured using metal forming and plastic injection molding technologies, supplemented by automated assembly and material handling systems.

     Rieke believes its investment in new product development and manufacturing programs has enabled it to develop and produce precise quality, high performance products while maintaining cost-efficient production capabilities. For more than seventy-five years, Rieke's new product development programs have provided innovative and attractive proprietary product opportunities, which have been an integral part of its success. Among these products are the ViseGrip(R) steel flange and plug closure, the Poly-ViseGrip(R) plastic closure, the all plastic, environmentally safe, self-venting FlexSpout(R) flexible pouring spout and the ViseGrip(R) drum closure.

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

     The Company believes that Norris is the leading product innovator in its industry. Among Norris' product developments are the Ultrapure(R) seamless stainless steel cylinder for the semiconductor and pharmaceutical industries, the Pacesetter(R) cylinder, which was the first asbestos-free acetylene cylinder available to satisfy increasing concerns about asbestos in the workplace environment, and the Ultralight(R) high-pressure cylinder designed to hold 30 percent more gas than standard cylinders of similar size, weight and diameter. In addition, Norris has directed a portion of its research and new product development efforts to specially-designed cylinders for natural gas powered vehicles and related refueling facilities.

     Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and equipment manufacturers. Cylinder products are sold by Norris personnel organized in five geographic sales regions. Sales for export markets and to national accounts are made by personnel at Norris' corporate office.

     Lamons and Beaumont Bolt manufacture and distribute metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. Gaskets and complementary fasteners are supplied both for original installations and replacement and maintenance.

     The Company believes that Lamons is the largest gasket supplier to the United States petroleum refining and petrochemical industries. Sales are made direct from the factory to major customers, through ten company-owned distribution facilities in major regional markets, or through a large network of independent distributors. Lamons has maintained its market leadership position through superior customer service and delivery and high product quality.

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

     The other businesses that constitute the Corporate Companies segment produce a variety of specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches and provide specialty metal finishing services. Principal markets served by these companies include the automotive, aerospace, appliance, medical and electronics industries, with such diverse products as miniature surgical cutting tools to high volume industrial cutting tools and master gages.

GENERAL INFORMATION CONCERNING INDUSTRY SEGMENTS

     Except for the Company's Towing Systems segment, no material portion of the Company's business is seasonal. No material portion of the Company's business has special working capital requirements. The Company does not consider backlog orders to be a material factor in its industry segments, and no material portion of its business is dependent upon any one customer or subject to renegotiation of profits or termination at the election of the federal government. Compliance with federal, state and local regulations relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not expected to result in material capital expenditures by the Company or to have a material effect on the Company's earnings or competitive position. In general, raw materials required by the Company are obtainable from various sources and in the quantities desired. Further financial information concerning the Company's operations in its industry segments as of and for each of the three years in the period ended December 31, 1996 is set forth in Note 11 of the Notes to Consolidated Financial Statements of the Company.

INTERNATIONAL OPERATIONS

     The Company's Specialty Container Products segment operates manufacturing facilities in Canada, England, Germany and Mexico and the Towing Systems segment operates manufacturing facilities in Australia and Canada. Otherwise, all of the Company's manufacturing operations are located in the United States. The Company's export sales for 1996, 1995 and 1994 equaled approximately eight percent, six percent and five percent, respectively, of the Company's consolidated net sales for those years. See Notes 11 and 12 of the Notes to Consolidated Financial Statements of the Company for additional financial information related to the Company's foreign operations.

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

COMPETITION

     The major markets for the Company's products are highly competitive. Competition is based primarily on performance, quality, service and price, with the relative importance of such factors varying among products. Although a number of companies of varying size compete with the Company in its industry segments, no single competitor is in substantial competition with the Company with respect to more than a few of its product lines.

EMPLOYEES

     The Company currently employs approximately 3,900 people. Satisfactory relations have generally prevailed between the Company and its employees.

ITEM 2. PROPERTIES.

     The following table sets forth the locations of the Company's manufacturing facilities and identifies the industry segments utilizing facilities in such locations:

California.......................    Commerce (a)
Illinois.........................    Wood Dale (a)
Indiana..........................    Auburn (c), Elkhart (b), Frankfort (a), Goshen (b), Mongo (b)
Louisiana .......................    Baton Rouge (c)
Massachusetts....................    Plymouth (d)
Michigan.........................    Canton (b), Detroit (a), Warren (d)
New Jersey.......................    Edison (d), Netcong (d)
Ohio.............................    Lakewood (a)
Texas............................    Beaumont (c), Houston (c), Longview (c)
Wisconsin........................    Mosinee (b)
Australia........................    Hampton Park, Victoria (b), Wakerley, Queensland (b)
Canada...........................    Fort Erie, Ontario (c), Oakville, Ontario (b), Sarnia, Ontario
                                     (c)
England..........................    Leicester (c)
Germany..........................    Neunkirchen (c)
Mexico...........................    Mexico City (c)

     Industry segments in the preceding table are identified as follows: (a) Specialty Fasteners, (b) Towing Systems, (c) Specialty Container Products, and
(d) Corporate Companies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

SUPPLEMENTARY ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT (PURSUANT TO INSTRUCTION 3 TO ITEM 401(B) OF REGULATION S-K).

                      NAME                                    POSITION               AGE    OFFICER SINCE
                      ----                                    --------               ---    -------------
Richard A. Manoogian............................    Chairman of the Board            60         1989
Brian P. Campbell...............................    President                        56         1986
William E. Meyers...............................    Vice President-Controller        64         1987
Peter C. DeChants...............................    Vice President-Treasurer         44         1990
Douglas P. Roosa................................    Vice President-Administration    37         1996

     Each of the officers is elected to a term of one year or less and serves at the discretion of the Board of Directors. Mr. Manoogian is and has been the Chairman of the Board and the Chief Executive Officer of each of Masco Corporation and MascoTech, Inc., affiliates of the Company. Masco Corporation is a manufacturer of home improvement and building products. MascoTech, Inc. manufactures products principally for the original equipment and aftermarket transportation markets. Except for Mr. Roosa, each of the Company's executive officers has been employed in the capacity shown for more than five years. Prior to joining the Company as Vice President-Administration in March 1996, Mr. Roosa was employed by the public accounting firm of Coopers & Lybrand L.L.P. for 14 years.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The New York Stock Exchange ("NYSE") is the principal market on which the Company Common Stock is traded (under the symbol TMS). The following table indicates the high and low sale prices for Company Common Stock as reported on the NYSE Composite Tape and Common Stock dividends declared for the periods indicated.

                                                                MARKET PRICE
                                                                ------------    DIVIDEND
                                                                HIGH    LOW     DECLARED
                                                                ----    ----    --------
1995
  First Quarter.............................................    $22 3/4 $19 5/8   $.04
  Second Quarter............................................    24  1/4  20 1/4    .05
  Third Quarter.............................................    25  1/2  20        .05
  Fourth Quarter............................................    22  1/4  18 3/8    .05
                                                                                  ----
     Total..................................................                      $.19
                                                                                  ====
1996
  First Quarter.............................................    $24 3/8 $16 7/8   $.05
  Second Quarter............................................    25  1/2  20 7/8    .06
  Third Quarter.............................................    24  1/4  19 7/8    .06
  Fourth Quarter............................................    25  1/2  22 3/8    .06
                                                                                  ----
     Total..................................................                      $.23
                                                                                  ====

     On March 21, 1997 there were approximately 2,500 holders of record of Company Common Stock.

     The Company expects that its practice of paying quarterly dividends on Company Common Stock will continue, although future dividends will continue to depend upon the Company's earnings, capital requirements, financial condition and other factors.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth summary consolidated financial information for the years and dates indicated:

                                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                              1996(A)       1995        1994      1993(B)     1992(C)
                                              --------    --------    --------    --------    --------
Net sales.................................    $600,230    $553,490    $535,480    $443,230    $388,230
Operating profit..........................    $104,290    $ 98,680    $ 91,400    $ 70,020    $ 58,620
Income before extraordinary charge........    $ 61,360    $ 56,020    $ 50,100    $ 38,000    $ 29,780
Earnings available for common stock before
  extraordinary charge....................    $ 61,360    $ 56,020    $ 50,100    $ 32,750    $ 22,780
Earnings per common share before
  extraordinary charge:
     Primary..............................       $1.66       $1.51       $1.35       $1.05        $.87
     Fully diluted........................       $1.55       $1.42       $1.28       $1.01        $.87
Dividends declared per common share(D)....        $.23        $.19        $.15       $.115        $.05
At December 31:
  Working capital.........................    $203,440    $197,460    $198,770    $163,770    $131,820
  Total assets............................    $696,670    $616,360    $615,140    $564,130    $446,620
  Long-term debt..........................    $187,120    $187,200    $238,600    $238,890    $178,490
  Shareholders' equity....................    $390,450    $338,670    $290,600    $244,850    $215,440

-------------------------
(A) Reflects the acquisition of four businesses in 1996.

(B) Reflects the acquisition of one business in 1993.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     During 1996 TriMas achieved record net sales and operating earnings for the ninth consecutive year as it continued its focus on operating and financial strategies to improve operating performance and shareholder returns. These strategies include internal and external programs to strengthen the Company's competitive positions in key markets, including increased levels of manufacturing efficiency and customer service, new product development and market share initiatives, and the acquisition of selected companies which can enhance future growth and profitability.

     The discussion which follows should be reviewed in conjunction with the financial statements and related footnotes to assist in understanding the Company's results of operations, its financial position, cash flows, capital structure and other relevant financial information.

ANALYSIS OF 1996 OPERATIONS COMPARED TO 1995 OPERATIONS

     Record net sales of $600.2 million in 1996 increased 8.4 percent over 1995 net sales of $553.5 million. TriMas' strategic diversification of products and markets has balanced its operating risk over a broad range of industries and markets, moderating the cyclical impact of individual markets. As in 1995, the results of the Company's strategic diversification, including emphasis on niche markets, manufacturing efficiencies and market share initiatives, played an important role in 1996's performance.

     The Company's gross margin percentage equaled 32.8 percent in 1996, consistent with the 32.9 percent achieved in 1995. The results of businesses acquired during 1996 partially affected the consolidated measure of selling, general and administrative expenses as a percentage of sales, which increased to
15.4 percent in 1996, compared to 15.1 percent for 1995. It is anticipated that this category of expenses at the newly acquired entities will provide an opportunity for improved results as the Company's cost reduction, distribution efficiency and marketing programs are integrated into these businesses.

     Consolidated operating profit, after general corporate expense, equaled $104.3 million during 1996, compared to $98.7 million in 1995, an increase of
5.7 percent, with operating profit margins of 17.4 percent and 17.8 percent in 1996 and 1995, respectively.

     Sales by the Specialty Fasteners segment during 1996 increased modestly to $141.5 million, compared to $141.1 million in 1995. Increasing aircraft build rates at aerospace manufacturers resulted in increased segment sales of aerospace fasteners. This increase was offset by lower demand for fasteners, from heavy-duty truck and appliance manufacturers, and automotive related metallurgical services. Operating profit decreased 5.7 percent to $25.7 million in 1996, compared to $27.3 million in 1995, as increases in costs were not offset by incremental sales or selling price increases. As a result, segment operating profit margin decreased to 18.2 percent in 1996, compared to 19.3 percent in 1995. In 1996 the inventory turnover ratio was 4.8 times as compared to 5.0 times in 1995. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $4.5 million, compared to 1995's $10.8 million.

     Record sales of the Towing Systems segment increased 8.3 percent to $189.5 million, compared to $175.0 million in 1995. Record segment operating profit increased 1.3 percent to $31.5 million, compared to $31.1 million in 1995. Operating performance of the segment was favorably impacted by the strength of the specialty automotive retail market, market share initiatives, manufacturing efficiencies resulting from ongoing capital expenditure programs and the acquisition of Queensland Towbars Pty. Ltd. Sales and operating profit were negatively affected by poor weather conditions during both the first and second quarters of 1996, with only partial recovery in the second half of the year. Sales by companies which form the Towing Systems segment are stronger during the spring and summer of the year impacting the Company's net sales and operating profits primarily in the second quarter. The segment's 1996 operating profit margin equaled 16.6 percent, compared to 17.8 percent in 1995. The inventory turnover ratio during the year was 3.4 times as compared to 3.2 times in 1995. Capital expenditures increased to $7.7 million, compared to $4.8 million in 1995.

     Sales of the Specialty Container Products segment increased 14.3 percent to $189.3 million in 1996, compared to $165.7 million in 1995. Segment operating profit increased 9.9 percent to $42.9 million, compared to $39.0 million in the prior year. Segment performance in 1996 includes the results of The Englass Group Limited, Heinrich Stolz GmbH and Beaumont Bolt & Gasket Co. acquired in July, October and December, respectively. The segment's operating profit margin in 1996 was 22.7 percent, compared to 23.6 percent in 1995. The segment's operating profit margin in 1996 was partially affected by these acquisitions as the historical operating profit margins of the acquired businesses, although consistently meeting or exceeding the high standards of the Company's acquisition criteria, have been lower relative to the historical margin of this segment. The segment's inventory turnover ratio in 1996, including the effects of the year end inventory balances of acquired companies, was 6.0 times, as compared to 6.3 times in 1995. Capital expenditures for the segment, primarily related to new product introductions, and to further improve manufacturing efficiencies and service capabilities, were $11.8 million, compared to $5.8 million in 1995.

     The Corporate Companies segment experienced record sales during 1996 of $79.9 million, an increase of 11.3 percent compared to $71.8 million in 1995. Operating profit increased 42.3 percent to $12.0 million, compared to $8.4 million in 1995. Increased sales and cost reduction initiatives were the primary reasons for the improved operating profit. Operating profit margin in 1996 equaled 15.0 percent, compared to 11.7 percent in 1995. The inventory turnover ratio was 5.4 times in both 1996 and 1995. Capital expenditures during the year increased to $2.7 million, compared to $2.0 million in 1995.

     Primary earnings per common share increased 9.9 percent to $1.66 in 1996 based on 37.0 million average common shares and equivalents outstanding, compared to $1.51 in 1995. Fully diluted earnings per common share in 1996 were $1.55 based on 42.1 million average common shares and equivalents outstanding, compared to $1.42 in 1995, an increase of 9.2 percent.

ANALYSIS OF 1995 OPERATIONS COMPARED TO 1994 OPERATIONS

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

     A strong year was experienced by the Specialty Fasteners segment in both sales and operating profit as operating profit increased 12.4 percent to $27.3 million, compared to $24.3 million in 1994, while sales of $141.1 million were
1.7 percent higher than 1994 sales of $138.7 million. Higher levels of demand for aerospace fasteners and from farm equipment and other off-road vehicle manufacturers were partially offset by softness in demand from the construction market and from customers for heat treating services. As a result of higher sales levels and improved operating efficiencies, the segment operating profit margin increased to 19.3 percent in 1995, compared to 17.5 percent in 1994. In 1995 the inventory turnover ratio was 5.0 times as compared to 5.5 times in 1994. Capital expenditures during the year, primarily for Lake Erie Screw Corporation and TriMas Fasteners, Inc., were $10.8 million, compared to 1994's $9.1 million.

     Operating profit of the Towing Systems segment increased 21.1 percent to $31.1 million, compared to $25.7 million in 1994. Segment sales increased 7.3 percent to $175.0 million, compared to $163.1 million in 1994. Operating performance of the segment was favorably impacted by market share initiatives and manufacturing efficiencies resulting from both 1994 and 1995 capital expenditure programs. The segment's 1995 operating profit margin equaled 17.8 percent, compared to 15.7 percent in 1994. The inventory turnover ratio during the year was 3.2 times as compared to 3.1 times in 1994. Capital expenditures decreased to $4.8 million, compared to $6.7 million in 1994.

     Sales of the Specialty Container Products segment equaled $165.7 million in 1995, a 1.1 percent increase compared to $163.9 million in 1994. Segment operating profit totaled $39.0 million, compared to $39.1 million in the prior year. The segment's operating profit margin in 1995 was 23.6 percent, compared to 23.8 percent in 1994. The segment's inventory turnover ratio was 6.3 times in both 1995 and 1994. Capital expenditures for the segment, primarily to further improve manufacturing efficiencies and service capabilities, were $5.8 million, compared to $5.4 million in 1994.

     The Corporate Companies segment recorded sales during 1995 of $71.8 million, an increase of 2.9 percent compared to $69.8 million in 1994. Operating profit decreased 14.5 percent to $8.4 million, compared to $9.9 million in 1994. Significant price increases for certain raw materials were the primary cause of the reduced operating profit. Operating profit margin in 1995 equaled 11.7 percent, compared to 14.1 percent in 1994. In 1995 the inventory turnover ratio was 5.4 times as compared to 5.6 times in 1994. Capital expenditures during the year decreased to $2.0 million, compared to $3.0 million in 1994.

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

LIQUIDITY, WORKING CAPITAL AND CASH FLOWS

     One of the Company's financial strategies is to maintain a relatively high level of liquidity and cash flow, which continued in 1996. Historically, TriMas Corporation has generated significant cash flows from operating activities to fund capital expenditures, debt service, dividends and other operating requirements. Cash flow generation has been enhanced by the Company's continuing efforts to improve operating efficiencies, cost reductions and the management of working capital requirements to support increased sales volumes.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Cash flows from (used for):
  Operations................................................  $ 91,080   $ 66,250   $ 67,670
  Capital expenditures......................................   (26,670)   (23,470)   (24,310)
                                                              --------   --------   --------
"Free Cash Flow"............................................    64,410     42,780     43,360
Cash flows from (used for):
  Acquisitions..............................................   (27,490)
  Financing.................................................   (23,420)   (58,060)    (5,460)
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............  $ 13,500   $(15,280)  $ 37,900
                                                              ========   ========   ========

     In 1996 the Company again experienced strong operating cash flows as operating activities provided $91.1 million. Increased cash flow from income, noncash charges for depreciation and amortization, and working capital changes resulted in record cash flows from operations. Working capital changes provided $3.4 million, compared to using $13.1 million in 1995, despite record sales levels in all four segments during 1996. Capital expenditures to reduce product costs, improve quality, increase manufacturing efficiencies and expand productive capacity equaled $26.7 million in 1996, $23.5 million in 1995 and $24.3 million in 1994. The Company continues its active corporate development efforts to complement internal growth through significant investments for the acquisition of additional companies which meet TriMas' well-disciplined criteria. In 1996 the Company acquired four businesses for $27.5 million cash and the assumption of $26.7 million of liabilities.

     In 1996 the Company borrowed $27.9 million of long-term debt in connection with the business acquisitions. A portion of available cash and a portion of the proceeds from the aforementioned debt issuance were used to retire $43.3 million of debt, consisting of borrowings under the Company's domestic revolving credit agreement and debt assumed as part of the 1996 acquisitions. In 1995 the Company used a portion of its significant cash resources to retire $51.5 million of long-term debt. The majority of this amount, $50.0 million, was the repayment of borrowings under the Company's domestic revolving credit agreement which were originally incurred to finance prior acquisitions. Common stock dividends paid in 1996, 1995 and 1994 equaled $8.1 million, $6.6 million and $5.1 million, respectively.

     The Company believes its cash flows from operations, along with its borrowing capacity and access to financial markets, are adequate to fund its strategies for future growth, including working capital, expenditures for manufacturing expansion and efficiencies, market share initiatives, and corporate development activities.

     At December 31, 1996 the Company's current ratio was 3.6 to 1 and working capital totaled $203.4 million, including $105.9 million of cash and cash equivalents. At December 31, 1995 the current ratio was 4.6 to 1 and working capital totaled $197.5 million, including $92.4 million of cash and cash equivalents. The current ratio has been affected by the assets acquired and the liabilities assumed and incurred in connection with the business acquisitions.

     The Company's working capital turnover was 2.9 times in 1996, compared to
2.7 times in 1995. Excluding cash, the working capital turnover was 5.6 times in 1996 as compared to 5.4 times in 1995. The Company's inventory turnover ratio was 4.5 times in both 1996 and 1995, while the accounts receivable days-sales year end balance equaled 53 days in 1996, compared to 52 days in 1995.

     The Company has a $350.0 million domestic revolving credit facility, maturing in 2000, with a group of domestic and international banks. The facility permits the Company to borrow under several different interest rate options. At December 31, 1996 the Company had available credit of $317.0 million under its domestic credit agreement. During 1996 the Company entered into revolving credit facilities in both England and Germany in connection with its business acquisitions in those countries. The facility in England provides Pound 20.0 million, of which Pound 8.5 million was available at December 31, 1996. The facility in Germany provides DM 30.0 million, of which DM 16.2 million was available at December 31, 1996.

     Under a Stock Repurchase Agreement which expires in December 1998, Masco Corporation and MascoTech, Inc. have the right to sell to the Company, at approximate fair market value, shares of Company common stock following the occurrence of certain events that would result in an increase in their respective ownership percentage of the then outstanding shares of Company common stock. In all cases, the Company has control over the amount of Company common stock it would ultimately acquire. Neither Masco Corporation nor MascoTech, Inc. have ever exercised their right to sell Company common stock to the Company. To the extent these rights have been exercised at any balance sheet date, the Company would reclassify from permanent capital an amount representative of the repurchase obligation.

     During February 1997 TriMas called for redemption, on March 21, 1997, its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The Debentures are convertible at the option of the holders through March 20, 1997 into shares of Company common stock at a conversion price of $22 5/8 per share. The Company currently plans to use long-term borrowings under its domestic revolving credit facility to redeem the Debentures. The redemption price for the Debentures will be 103.33 percent of the principal amount. Any premium and unamortized debt issuance costs associated with the Debentures redeemed will be recorded as an extraordinary charge, on an after tax basis, in the first quarter of 1997.

CORPORATE DEVELOPMENT

     The Company maintains an active acquisition program, which has made important contributions to the Company's growth. During 1996 the Company acquired four businesses for $54.2 million (including the assumption of certain liabilities), plus contingent payments based upon certain of the businesses achieving specified levels of future earnings. Businesses acquired include The Englass Group Limited ("Englass"), Heinrich Stolz GmbH ("Stolz"), Queensland Towbars Pty. Ltd. ("Queensland") and Beaumont Bolt & Gasket Co. ("Beaumont"). Englass is a United Kingdom-based supplier of specialty dispensing and packaging products with applications in toiletry, pharmaceutical, veterinary, food and consumer household markets. Stolz, based in Neunkirchen, Germany, manufactures a wide variety of closures for industrial packaging markets. Queensland is Australia's second largest manufacturer of vehicle hitches and towing products. Beaumont, based in Texas, manufactures and distributes specialty metallic and nonmetallic gaskets, and complementary bolts and fasteners used in the refinery, chemical and petrochemical industries.

     The Company utilizes well-disciplined criteria in selecting acquisitions, including the long-term enhancement of its financial strength and shareholder value.

     The initial earnings benefit of acquisitions to the Company is less than the corresponding increase in sales since earnings are reduced by acquisition related costs such as interest and added depreciation and amortization. Generally, the anticipated earnings improvement for the Company comes from subsequent growth of acquired companies, since future incremental sales are not burdened with these fixed acquisition costs. Future earnings are also anticipated to benefit from improved operating efficiencies and cost containment programs.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TriMas Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
February 11, 1997

                               TRIMAS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                        1996             1995             1994
                                                    -------------    -------------    -------------
Net sales.......................................    $ 600,230,000    $ 553,490,000    $ 535,480,000
Cost of sales...................................     (403,380,000)    (371,470,000)    (361,520,000)
Selling, general and administrative expenses....      (92,560,000)     (83,340,000)     (82,560,000)
                                                    -------------    -------------    -------------
  Operating profit..............................      104,290,000       98,680,000       91,400,000
Interest expense................................      (10,810,000)     (13,530,000)     (12,930,000)
Other, net (principally interest income)........        7,110,000        6,690,000        5,030,000
                                                    -------------    -------------    -------------
  Income before income taxes....................      100,590,000       91,840,000       83,500,000
Income taxes....................................       39,230,000       35,820,000       33,400,000
                                                    -------------    -------------    -------------
  Net income....................................    $  61,360,000    $  56,020,000    $  50,100,000
                                                    =============    =============    =============
Earnings per common share:
  Primary.......................................            $1.66            $1.51            $1.35
                                                    =============    =============    =============
  Fully diluted.................................            $1.55            $1.42            $1.28
                                                    =============    =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                ------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $105,890,000    $ 92,390,000
  Receivables...............................................      80,390,000      71,200,000
  Inventories...............................................      92,210,000      85,490,000
  Other current assets......................................       4,130,000       2,510,000
                                                                ------------    ------------
          Total current assets..............................     282,620,000     251,590,000
Property and equipment......................................     194,540,000     173,700,000
Excess of cost over net assets of acquired companies........     174,710,000     144,860,000
Other assets................................................      44,800,000      46,210,000
                                                                ------------    ------------
            Total assets....................................    $696,670,000    $616,360,000
                                                                ============    ============
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 33,750,000    $ 24,390,000
  Other current liabilities.................................      45,430,000      29,740,000
                                                                ------------    ------------
          Total current liabilities.........................      79,180,000      54,130,000
Deferred income taxes and other.............................      39,920,000      36,360,000
Long-term debt..............................................     187,120,000     187,200,000
                                                                ------------    ------------
          Total liabilities.................................     306,220,000     277,690,000
                                                                ------------    ------------
Shareholders' equity:
  Common stock, $.01 par value, authorized 100 million
     shares, outstanding 36.6 million shares................         370,000         370,000
  Paid-in capital...........................................     155,690,000     155,430,000
  Retained earnings.........................................     238,290,000     185,370,000
  Cumulative translation adjustments........................      (3,900,000)     (2,500,000)
                                                                ------------    ------------
          Total shareholders' equity........................     390,450,000     338,670,000
                                                                ------------    ------------
            Total liabilities and shareholders' equity......    $696,670,000    $616,360,000
                                                                ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                               TRIMAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1996            1995            1994
                                                       ------------    ------------    ------------
CASH FROM (USED FOR):
  OPERATIONS:
     Net income....................................    $ 61,360,000    $ 56,020,000    $ 50,100,000
     Adjustments to reconcile net income to net
       cash from operations:
          Depreciation and amortization............      22,930,000      21,480,000      20,580,000
          Deferred income taxes....................       2,100,000       5,560,000       3,210,000
          (Increase) decrease in receivables.......      (1,460,000)     (4,670,000)     (7,280,000)
          (Increase) decrease in inventories.......      (2,430,000)     (5,930,000)     (2,860,000)
          Increase (decrease) in accounts payable
            and accrued liabilities................       7,320,000      (2,500,000)      5,110,000
          Other, net...............................       1,260,000      (3,710,000)     (1,190,000)
                                                       ------------    ------------    ------------
            Net cash from operations...............      91,080,000      66,250,000      67,670,000
                                                       ------------    ------------    ------------
  INVESTMENTS:
     Capital expenditures..........................     (26,670,000)    (23,470,000)    (24,310,000)
     Acquisitions, net of cash acquired............     (27,490,000)
                                                       ------------    ------------    ------------
            Net cash from (used for) investments...     (54,160,000)    (23,470,000)    (24,310,000)
                                                       ------------    ------------    ------------
  FINANCING:
     Long-term debt:
          Issuance.................................      27,920,000
          Retirement...............................     (43,280,000)    (51,470,000)       (330,000)
     Common stock dividends paid...................      (8,060,000)     (6,590,000)     (5,130,000)
                                                       ------------    ------------    ------------
            Net cash from (used for) financing.....     (23,420,000)    (58,060,000)     (5,460,000)
                                                       ------------    ------------    ------------
  CASH AND CASH EQUIVALENTS:
     Increase (decrease) for the year..............      13,500,000     (15,280,000)     37,900,000
     At beginning of the year......................      92,390,000     107,670,000      69,770,000
                                                       ------------    ------------    ------------
       At end of the year..........................    $105,890,000    $ 92,390,000    $107,670,000
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

AFFILIATES

     As of December 31, 1996 MascoTech, Inc.'s common stock ownership in the Company approximated 41.5 percent, and Masco Corporation's common stock ownership approximated 4.3 percent. The Company has a corporate services agreement with Masco Corporation. Under the terms of the agreement, the Company pays a fee to Masco Corporation for various corporate support staff, administrative services, and research and development services. Such fee equals
 .8 percent of the Company's net sales, subject to certain adjustments, and totaled $3.3 million, $3.1 million and $3.0 million in 1996, 1995 and 1994.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 1996 the Company had $84.8 million invested in prime commercial paper of several United States issuers having the highest rating given by one of the two principal rating agencies.

RECEIVABLES

     Receivables are presented net of an allowance for doubtful accounts of $1.9 million and $1.5 million at December 31, 1996 and 1995.

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

                               TRIMAS CORPORATION

NOTE 1. ACCOUNTING POLICIES (CONTINUED)

40 years. At December 31, 1996 and 1995, accumulated amortization of the excess of cost over net assets of acquired companies and other intangible assets was $36.6 million and $31.3 million. Amortization expense was $5.3 million, $5.0 million and $5.3 million in 1996, 1995 and 1994.

     As of each balance sheet date management assesses whether there has been an impairment in the value of excess of cost over net assets of acquired companies by comparing anticipated undiscounted future cash flows from the related operating activities with the carrying value. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Based on this assessment there was no impairment at December 31, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of financial instruments classified in the balance sheet as current assets and current liabilities approximate fair values. The fair value of notes receivable, a portion of which is included in both receivables and other assets, based on discounted cash flows using current interest rates, approximates the carrying value of $9.6 million at December 31, 1996.

     The carrying amount of borrowings from banks approximates fair value as the floating rates applicable to this debt generally reflect changes in overall market interest rates. The fair value of the Company's Convertible Subordinated Debentures, based on quoted market prices, was $124.8 million at December 31, 1996 and $112.7 million at December 31, 1995, as compared to the carrying value on such dates of $115.0 million.

FOREIGN CURRENCY TRANSLATION

     Net assets of the Company's operations outside of the United States are translated into U.S. dollars using current exchange rates with the effects of translation adjustments deferred and included as a separate component of shareholders' equity. Revenues and expenses are translated at the average rates of exchange during the period.

EARNINGS PER COMMON SHARE

     Primary earnings per common share in 1996, 1995 and 1994 were calculated on the basis of 37.0 million weighted average common and common equivalent shares outstanding. Fully diluted earnings per common share in 1996, 1995 and 1994 were calculated on the basis of 42.1 million weighted average common and common equivalent shares outstanding.

                               TRIMAS CORPORATION

NOTE 2. ACQUISITIONS

     In June 1996 the Company acquired Queensland Towbars Pty. Ltd. ("Queensland"), in July it acquired The Englass Group Limited ("Englass"), and in the fourth quarter it acquired Heinrich Stolz GmbH ("Stolz") and Beaumont Bolt & Gasket Co. ("Beaumont"), all for an aggregate $54.2 million of cash and assumed liabilities. The acquisitions were accounted for as purchases. The aggregate excess of cost over net assets acquired of $28.8 million is being amortized on a straight-line basis over 40 years. The results of operations of the acquired businesses have been included in the consolidated financial statements from the respective acquisition dates. Additional purchase price amounts, contingent upon the achievement of specified levels of future profitability by certain of the businesses, may be payable in 1997. These payments, if required, will be recorded as additional excess of cost over net assets of acquired companies.

     Englass is a United Kingdom-based supplier of specialty dispensing and packaging products with applications in toiletry, pharmaceutical, veterinary, food and consumer household markets. Stolz, based in Neunkirchen, Germany, manufactures a wide variety of closures for industrial packaging markets. Queensland is Australia's second largest manufacturer of vehicle hitches and towing products. Beaumont, based in Texas, manufactures and distributes specialty metallic and nonmetallic gaskets, and complementary bolts and fasteners used in the refinery, chemical and petrochemical industries.

     On a pro forma, unaudited basis, as if the 1996 acquisitions had all occurred as of January 1, 1995, net sales, net income, primary earnings per common share and fully diluted earnings per common share for 1996 would have been $631.5 million, $63.1 million, $1.71 and $1.59, and net sales, net income, primary earnings per common share and fully diluted earnings per common share for 1995 would have been $592.6 million, $57.6 million, $1.56 and $1.46.

NOTE 3. SUPPLEMENTAL CASH FLOWS INFORMATION

                                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
Interest paid...............................................     $10,610     $13,560     $12,110
                                                                 =======     =======     =======
Income taxes paid...........................................     $33,180     $30,690     $30,440
                                                                 =======     =======     =======
Significant noncash transactions:
  Common stock dividends declared, payable in subsequent
     year...................................................     $ 2,200     $ 1,830     $ 1,460
                                                                 =======     =======     =======
  Assumption of liabilities as partial consideration for the
     assets of companies acquired...........................     $26,720
                                                                 =======
  Increase in obligation, including accrued interest, to
     former owner, MascoTech, Inc., of business acquired,
     recorded as additional
     excess of cost over net assets of acquired companies...     $ 5,850
                                                                 =======

                               TRIMAS CORPORATION

NOTE 4. INVENTORIES

                                                                  (IN THOUSANDS)
                                                                 AT DECEMBER 31,
                                                                ------------------
                                                                 1996       1995
                                                                -------    -------
Finished goods..............................................    $53,380    $47,490
Work in process.............................................     14,340     14,200
Raw material................................................     24,490     23,800
                                                                -------    -------
                                                                $92,210    $85,490
                                                                =======    =======

NOTE 5. PROPERTY AND EQUIPMENT

                                                                   (IN THOUSANDS)
                                                                  AT DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                --------    --------
Cost:
  Land and land improvements................................    $ 14,010    $ 13,380
  Buildings.................................................      71,260      65,560
  Machinery and equipment...................................     240,960     211,540
                                                                --------    --------
                                                                 326,230     290,480
Less accumulated depreciation...............................     131,690     116,780
                                                                --------    --------
                                                                $194,540    $173,700
                                                                ========    ========

     Depreciation expense was $17.7 million, $16.4 million and $15.2 million in 1996, 1995 and 1994.

NOTE 6. OTHER CURRENT LIABILITIES

                                                                   (IN THOUSANDS)
                                                                   AT DECEMBER 31,
                                                                ---------------------
                                                                 1996          1995
                                                                -------       -------
Employee wages and benefits.................................    $18,570       $16,010
Amount due former owner, MascoTech, Inc., of business
  acquired..................................................      5,850
Current income taxes........................................      3,810         1,080
Interest....................................................      2,710         2,820
Dividends...................................................      2,200         1,830
Property taxes..............................................      1,930         1,890
Other.......................................................     10,360         6,110
                                                                -------       -------
                                                                $45,430       $29,740
                                                                =======       =======

                               TRIMAS CORPORATION

NOTE 7. LONG-TERM DEBT

                                                                    (IN THOUSANDS)
                                                                    AT DECEMBER 31,
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Borrowings from banks.......................................    $ 68,030       $ 72,000
5% Convertible Subordinated Debentures Due 2003.............     115,000        115,000
Other.......................................................       4,260            410
                                                                --------       --------
                                                                 187,290        187,410
Less current maturities.....................................         170            210
                                                                --------       --------
                                                                $187,120       $187,200
                                                                ========       ========

     At December 31, 1996 borrowings from banks are owing under the Company's domestic $350.0 million revolving credit facility ($33.0 million), its Pound
20.0 million revolving credit facility in England ($19.3 million), its DM 30.0 million revolving credit facility in Germany ($9.0 million) and other borrowing arrangements in Germany ($6.7 million). At December 31, 1995 borrowings from banks were owing under the domestic facility. The domestic facility permits the Company to borrow under several different interest rate options, while the foreign facilities base interest rates on the London Interbank Offered Rate (LIBOR). At December 31, 1996 the blended interest rate on bank borrowings equaled 5.9 percent. The facilities contain certain restrictive covenants, the most restrictive of which, at December 31, 1996, required $270.1 million of shareholders' equity. The Company had available credit of $341.8 million under its revolving credit facilities at December 31, 1996.

     During February 1997 TriMas called for redemption, on March 21, 1997, its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. The Debentures are convertible at the option of the holders through March 20, 1997 into shares of Company common stock at a conversion price of $22 5/8 per share. The Company currently plans to use long-term borrowings under its domestic revolving credit facility to redeem the Debentures. The redemption price for the Debentures will be 103.33 percent of the principal amount. Any premium and unamortized debt issuance costs associated with the Debentures redeemed will be recorded as an extraordinary charge, on an after tax basis, in the first quarter of 1997.

                               TRIMAS CORPORATION

NOTE 8. SHAREHOLDERS' EQUITY

                                                                (IN THOUSANDS)
                                                                            CUMULATIVE
                                             COMMON   PAID-IN    RETAINED   TRANSLATION
                                             STOCK    CAPITAL    EARNINGS   ADJUSTMENTS    TOTAL
                                             ------   --------   --------   -----------   --------
Balance, January 1, 1994...................   $370    $154,190   $ 91,700     $(1,410)    $244,850
  Net income...............................                        50,100                   50,100
  Common stock dividends...................                        (5,490)                  (5,490)
  Other....................................              1,020                    120        1,140
                                              ----    --------   --------     -------     --------
Balance, December 31, 1994.................    370     155,210    136,310      (1,290)     290,600
  Net income...............................                        56,020                   56,020
  Common stock dividends...................                        (6,960)                  (6,960)
  Other....................................                220                 (1,210)        (990)
                                              ----    --------   --------     -------     --------
Balance, December 31, 1995.................    370     155,430    185,370      (2,500)     338,670
  Net income...............................                        61,360                   61,360
  Common stock dividends...................                        (8,440)                  (8,440)
  Other....................................                260                 (1,400)      (1,140)
                                              ----    --------   --------     -------     --------
Balance, December 31, 1996.................   $370    $155,690   $238,290     $(3,900)    $390,450
                                              ====    ========   ========     =======     ========

     On the basis of amounts paid (declared), cash dividends per common share were $.22 ($.23) in 1996, $.18 ($.19) in 1995 and $.14 ($.15) in 1994.

     Under a Stock Repurchase Agreement which expires in December 1998, Masco Corporation and MascoTech, Inc. have the right to sell to the Company, at approximate fair market value, shares of Company common stock following the occurrence of certain events that would result in an increase in their respective ownership percentage of the then outstanding shares of Company common stock. Such events include repurchases of Company common stock initiated by TriMas or any of its subsidiaries, and reacquisitions of Company common stock through forfeitures of shares previously awarded by the Company pursuant to its employee stock incentive plans. In each case, TriMas has control over the amount of Company common stock it would ultimately acquire, including shares subject to repurchase under the Stock Repurchase Agreement. The aforementioned rights expire 30 days from the date notice of an event is given by TriMas and neither Masco Corporation nor MascoTech, Inc. have ever exercised their right to sell Company common stock to the Company. To the extent these rights have been exercised at any balance sheet date, the Company would reclassify from permanent capital an amount representative of the repurchase obligation.

                               TRIMAS CORPORATION

NOTE 9. STOCK OPTIONS AND AWARDS

     The Company's stock incentive plans include the TriMas Corporation 1995 Long Term Stock Incentive Plan, the 1988 Restricted Stock Incentive Plan and the 1988 Stock Option Plan. Company common stock available for grant under these plans includes the 2,000,000 shares initially established under the 1995 plan, plus additional shares resulting from certain reacquisitions of shares by the Company.

     The Company granted long-term incentive awards of Company common stock, net, for 159,071 shares in 1996, 290,588 shares in 1995 and 88,118 shares in 1994, to key employees of the Company. The weighted average fair value per share, on date of grant, of long-term incentive awards granted in 1996 and 1995 was $19.66 and $23.21. Compensation expense recorded in 1996, 1995 and 1994 related to long-term incentive awards was $2.2 million, $1.6 million and $1.2 million. The unamortized costs of incentive awards, aggregating $14.0 million at December 31, 1996, are being amortized over the ten year vesting periods.

     Fixed stock options are granted to key employees of the Company and have a maximum term of ten years. The exercise price of each fixed option equals the market price of the Company's common stock on the date of grant. The options generally vest in installments beginning in the second year and extending through the eighth year after grant. For the three years ended December 31, 1996 stock option information is as follows:

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1996         1995         1994
                                                                ---------    ---------    ---------
Options outstanding, January 1..............................      576,064      594,200      604,000
Options granted:
  At option prices per share of $18.38-$25.50...............       16,154        4,864
  Weighted average option price per share...................       $22.12       $23.35
Options exercised:
  At option price per share of $8.88........................       53,661       23,000        9,800
Options outstanding, December 31:
  At option prices per share of $7.50-$8.88.................      517,539      571,200      594,200
     Weighted average option price per share................        $8.45        $8.49        $8.50
     Weighted average remaining term........................    3.5 years    4.6 years    5.6 years
  At option prices per share of $18.38-$25.50...............       21,018        4,864
     Weighted average option price per share................       $22.40       $23.35
     Weighted average remaining term........................    4.3 years    5.3 years
Exercisable, December 31....................................      312,552      260,464      218,000
  Weighted average option price per share...................        $8.94

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock based compensation. Accordingly, no compensation expense has been charged against income for fixed stock option grants. Had compensation expense been determined based on the fair value at the 1996 and 1995 grant dates, consistent with the methodology of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the pro forma effects on the Company's net income and earnings per share would not have been material.

     At December 31, 1996 and 1995, a combined total of 2,011,642 and 2,055,803 shares of Company common stock were available for the granting of options and incentive awards under the aforementioned plans.

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS

     The Company has noncontributory retirement benefit plans, both defined benefit plans and profit-sharing and other defined contribution plans, for most of its employees.

     The annual expense for all plans was:

                                                                         (IN THOUSANDS)
                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                 1996         1995         1994
                                                                ------       ------       ------
Defined contribution plans..................................    $2,480       $3,470       $3,320
Defined benefit plans.......................................     2,660        1,690          890
                                                                ------       ------       ------
                                                                $5,140       $5,160       $4,210
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

     Net periodic pension cost of defined benefit plans includes the following components:

                                                                          (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                 1996          1995          1994
                                                                -------       -------       -------
Service cost................................................    $ 2,670       $ 2,000       $ 2,490
Interest cost...............................................      3,980         3,570         3,310
Actual (return)/loss on assets..............................     (4,010)       (5,360)        1,820
Net amortization and deferral...............................         20         1,480        (6,730)
                                                                -------       -------       -------
                                                                $ 2,660       $ 1,690       $   890
                                                                =======       =======       =======

     Weighted average rate assumptions used were as follows:

                                                                1996     1995     1994
                                                                -----    -----    -----
Discount rate...............................................     7.5%     7.3%     8.5%
Rate of increase in compensation levels.....................     5.1%     5.1%     5.1%
Expected long-term rate of return on plan assets............    10.6%    10.7%    12.5%

                               TRIMAS CORPORATION

NOTE 10. RETIREMENT PLANS (CONTINUED)
     The following table sets forth the funded status of the defined benefit plans:

                                                                        (IN THOUSANDS)
                                                                       AT DECEMBER 31,
                                                   --------------------------------------------------------
                                                              1996                          1995
                                                   --------------------------    --------------------------
                                                      PLANS          PLANS          PLANS          PLANS
                                                      WHERE          WHERE          WHERE          WHERE
                                                     ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                     EXCEED        BENEFITS        EXCEED        BENEFITS
                                                   ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                    BENEFITS        ASSETS        BENEFITS        ASSETS
                                                   -----------    -----------    -----------    -----------
Actuarial present value of:
  Vested benefit obligation....................      $30,850        $12,060        $30,680        $11,530
                                                     =======        =======        =======        =======
  Accumulated benefit obligation...............      $31,220        $14,190        $31,000        $12,960
                                                     =======        =======        =======        =======
  Projected benefit obligation.................      $41,030        $15,270        $39,900        $13,980
Plan assets at fair value......................       35,660          9,200         33,640          7,790
                                                     -------        -------        -------        -------
Projected benefit obligation (in excess of) or
  less than plan assets........................       (5,370)        (6,070)        (6,260)        (6,190)
Unrecognized net (asset) or obligation.........         (980)           390         (1,160)           420
Unrecognized prior service cost................          400          1,680            440          1,670
Unrecognized net (gain) or loss................        5,630          3,240          7,910          3,230
Requirement to recognize minimum liability.....                      (4,220)                       (4,300)
                                                     -------        -------        -------        -------
     Prepaid pension cost or (pension
       liability)..............................      $  (320)       $(4,980)       $   930        $(5,170)
                                                     =======        =======        =======        =======

     The Company provides postretirement health care and life insurance benefits for certain eligible retired employees under unfunded plans. Some of the plans have cost-sharing provisions. Net periodic postretirement benefit costs during 1996, 1995 and 1994 were $1.0 million, $.8 million and $.8 million.

     The aggregate accumulated postretirement benefit obligation of these unfunded plans was $7.1 million at both December 31, 1996 and 1995. The discount rates used in determining the accumulated postretirement benefit obligations and the net periodic postretirement benefit costs were 7.5 percent, 7.3 percent and
8.5 percent in 1996, 1995 and 1994. The assumed health care cost trend rate in 1996 was 12.0 percent, decreasing to an ultimate rate in the years subsequent to 2001 of seven percent. A one percent increase in the assumed health care cost trend rates would have increased the net periodic postretirement benefit cost by $.1 million during 1996 and would have increased the accumulated postretirement benefit obligation at December 31, 1996 by $.9 million. The Company is amortizing the unrecognized transition accumulated postretirement benefit obligation and subsequent plan net gains and losses in accordance with Statement of Financial Accounting Standards No. 106. The accrued postretirement benefit obligation was $3.5 million and $3.1 million at December 31, 1996 and 1995.

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION

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

                               TRIMAS CORPORATION

NOTE 11. BUSINESS SEGMENT AND GEOGRAPHIC AREA INFORMATION (CONTINUED)

                                                                       (IN THOUSANDS)
                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------------
                                                             1996           1995           1994
                                                           --------       --------       --------
NET SALES
  Specialty Fasteners..................................    $141,510       $141,050       $138,720
  Towing Systems.......................................     189,540        175,000        163,130
  Specialty Container Products.........................     189,320        165,670        163,880
  Corporate Companies..................................      79,860         71,770         69,750
                                                           --------       --------       --------
     Total net sales...................................    $600,230       $553,490       $535,480
                                                           ========       ========       ========
OPERATING PROFIT
  Specialty Fasteners..................................    $ 25,740       $ 27,290       $ 24,280
  Towing Systems.......................................      31,480         31,080         25,660
  Specialty Container Products.........................      42,890         39,040         39,060
  Corporate Companies..................................      11,980          8,420          9,850
                                                           --------       --------       --------
     Total operating profit............................     112,090        105,830         98,850
Other income (expense), net............................      (3,700)        (6,840)        (7,900)
General corporate expense..............................      (7,800)        (7,150)        (7,450)
                                                           --------       --------       --------
     Income before income taxes........................    $100,590       $ 91,840       $ 83,500
                                                           ========       ========       ========
IDENTIFIABLE ASSETS AT DECEMBER 31
  Specialty Fasteners..................................    $143,060       $146,200       $137,190
  Towing Systems.......................................     158,840        151,160        148,890
  Specialty Container Products.........................     231,610        149,790        150,360
  Corporate Companies..................................      57,220         56,230         55,210
  Corporate (A)........................................     105,940        112,980        123,490
                                                           --------       --------       --------
     Total assets......................................    $696,670       $616,360       $615,140
                                                           ========       ========       ========
CAPITAL EXPENDITURES
  Specialty Fasteners..................................    $  4,500       $ 10,840       $  9,140
  Towing Systems.......................................       9,160          4,790          6,720
  Specialty Container Products.........................      23,170          5,780          5,420
  Corporate Companies..................................       2,690          2,030          3,000
  Corporate............................................          10             30             30
                                                           --------       --------       --------
     Total capital expenditures........................    $ 39,530(B)    $ 23,470       $ 24,310
                                                           ========       ========       ========
DEPRECIATION AND AMORTIZATION
  Specialty Fasteners..................................    $  7,510       $  7,230       $  6,970
  Towing Systems.......................................       6,070          5,610          5,390
  Specialty Container Products.........................       6,690          6,140          5,790
  Corporate Companies..................................       2,590          2,430          2,360
  Corporate............................................          70             70             70
                                                           --------       --------       --------
     Total depreciation and amortization...............    $ 22,930       $ 21,480       $ 20,580
                                                           ========       ========       ========

-------------------------
(A) Corporate assets consist primarily of cash and cash equivalents.
(B) Including $12.9 million from businesses acquired.

     Sales of the Company's foreign operations equaled $46.0 million, $33.7 million and $35.2 million in 1996, 1995 and 1994. Identifiable assets of foreign operations totaled $82.9 million, $32.4 million and $26.5 million at December 31, 1996, 1995 and 1994. Export sales equaled less than ten percent of total sales for each of the three years presented.

                               TRIMAS CORPORATION

NOTE 12. INCOME TAXES

                                                                          (IN THOUSANDS)
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1996          1995          1994
                                                               --------       -------       -------
Income before income taxes:
  Domestic.................................................    $ 92,990       $86,900       $79,040
  Foreign..................................................       7,600         4,940         4,460
                                                               --------       -------       -------
                                                               $100,590       $91,840       $83,500
                                                               ========       =======       =======
Provision for income taxes:
  Federal..................................................    $ 29,700       $23,810       $24,240
  State and local..........................................       4,690         4,460         4,100
  Foreign..................................................       2,740         1,990         1,850
  Deferred, principally federal............................       2,100         5,560         3,210
                                                               --------       -------       -------
                                                               $ 39,230       $35,820       $33,400
                                                               ========       =======       =======

     The following is a reconciliation of the U.S. federal statutory tax rate to the effective tax rate:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                1996          1995          1994
                                                                -----         -----         -----
U.S. federal statutory tax rate.............................    35.0%         35.0%         35.0%
State and local taxes, net of federal tax benefit...........     3.0           3.1           3.2
Foreign taxes in excess of U.S. federal tax rate............      .1            .3            .3
Nondeductible amortization of excess of cost over net assets
  of acquired companies.....................................      .6            .7            .8
Other, net..................................................      .3           (.1)           .7
                                                                -----         -----         -----
     Effective tax rate.....................................    39.0%         39.0%         40.0%
                                                                =====         =====         =====

     Items that gave rise to deferred taxes:

                                                                          (IN THOUSANDS)
                                                                         AT DECEMBER 31,
                                                ------------------------------------------------------------------
                                                             1996                                1995
                                                ------------------------------      ------------------------------
                                                DEFERRED TAX      DEFERRED TAX      DEFERRED TAX      DEFERRED TAX
                                                   ASSETS         LIABILITIES          ASSETS         LIABILITIES
                                                ------------      ------------      ------------      ------------
Property and equipment......................                        $23,940                             $22,240
Intangible assets...........................                          4,960                               3,840
Accrued employee benefits...................       $2,950                              $1,200
Inventory...................................          620                               1,080
Other.......................................        1,420             4,480               910             3,400
                                                   ------           -------            ------           -------
                                                   $4,990           $33,380            $3,190           $29,480
                                                   ======           =======            ======           =======

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

NOTE 13. INTERIM FINANCIAL INFORMATION (UNAUDITED)

                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                           FIRST QUARTER           SECOND QUARTER
                                                        --------------------    --------------------
                                                          1996        1995        1996        1995
                                                        --------    --------    --------    --------
Net sales...........................................    $147,700    $147,600    $160,200    $151,920
Gross profit........................................    $ 47,460    $ 47,600    $ 53,460    $ 50,530
Net income..........................................    $ 14,130    $ 13,440    $ 17,820    $ 16,560
Primary earnings per common share...................        $.38        $.36        $.48        $.45
Fully diluted earnings per common share.............        $.36        $.34        $.45        $.42
Weighted average common and common equivalent shares
  outstanding:
     Primary........................................      36,966      36,996      36,983      37,001
     Fully diluted..................................      42,067      42,090      42,065      42,088

                                                           THIRD QUARTER           FOURTH QUARTER
                                                        --------------------    --------------------
                                                          1996        1995        1996        1995
                                                        --------    --------    --------    --------
Net sales...........................................    $149,620    $131,880    $142,710    $122,090
Gross profit........................................    $ 47,790    $ 42,520    $ 48,140    $ 41,370
Net income..........................................    $ 14,440    $ 13,220    $ 14,970    $ 12,800
Primary earnings per common share...................        $.39        $.36        $.40        $.35
Fully diluted earnings per common share.............        $.37        $.34        $.38        $.33
Weighted average common and common equivalent shares
  outstanding:
     Primary........................................      36,977      36,998      36,978      36,978
     Fully diluted..................................      42,072      42,080      42,063      42,061

     Earnings per common share in the fourth quarter of 1996 and 1995 were improved by $.06 and $.07, net, resulting from year end adjustments to estimates recorded earlier in each year. Amounts adjusted include rebates from raw material suppliers, required year end insurance reserves and incentive compensation accruals whose final determinations require actual results for the year. Quarterly earnings per common share amounts for both 1996 and 1995 do not total to the full year amounts due to rounding.

QUARTERLY COMMON STOCK PRICE AND DIVIDEND INFORMATION:

                                                   MARKET PRICE
                                                 ---------------       DIVIDENDS
                                                 HIGH       LOW        DECLARED
                                                 -----     -----       ---------
1996
-----
4th Quarter....................................  $25 1/2  $22 3/8       $.06
3rd Quarter....................................   24 1/4   19 7/8        .06
2nd Quarter....................................   25 1/2   20 7/8        .06
1st Quarter....................................   24 3/8   16 7/8        .05
1995
-----
4th Quarter....................................  $22 1/4  $18 3/8       $.05
3rd Quarter....................................   25 1/2   20            .05
2nd Quarter....................................   24 1/4   20 1/4        .05
1st Quarter....................................   22 3/4   19 5/8        .04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I hereof (pursuant to Instruction 3 to Item 401(b) of Regulation S-K). Other information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, to be filed on or before April 30, 1997, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) LISTING OF DOCUMENTS.

     (1) Financial Statements. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, consist of the following:

           Consolidated Statements of Income

           Consolidated Balance Sheets

           Consolidated Statements of Cash Flows

           Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules.

         Financial Statement Schedules of the Company appended hereto, as required for the years ended December 31, 1996, 1995 and 1994, consist of the following:

                II. Valuation and Qualifying Accounts

     (3) Exhibits.

     3.a     Restated Certificate of Incorporation of TriMas
             Corporation.(4)
     3.b     Bylaws of TriMas Corporation, as amended.(2)
     4       Credit Agreement dated as of February 1, 1993 among TriMas
             Corporation, certain banks party thereto and NationsBank of
             North Carolina, N.A. (now known as NationsBank, N.A.
             (Carolinas)), as Agent(1), and First Amendment dated as of
             June 30, 1995.(6)
    Note:    Other instruments, notes or extracts from agreements
             defining the rights of holders of long-term debt of TriMas
             Corporation or its subsidiaries have not been filed since
             (i) in each case the total amount of long-term debt
             permitted thereunder does not exceed 10 percent of TriMas
             Corporation's consolidated assets, and (ii) such
             instruments, notes and extracts will be furnished by TriMas
             Corporation to the Securities and Exchange Commission upon request.
    10.a     Assumption and Indemnification Agreement, dated as of
             December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.b     Corporate Services Agreement, dated as of December 27, 1988 between Masco Corporation and TriMas Corporation.(1)
    10.c     Corporate Opportunities Agreement, dated as of December 27,
             1988 among Masco Corporation, Masco Industries, Inc. (now
             known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.d     Stock Repurchase Agreement, dated as of December 27, 1988
             among Masco Corporation, Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.e     Registration Agreement, dated as of December 27, 1988 among
             TriMas Corporation, Masco Corporation, Masco Industries,
             Inc. (now known as MascoTech, Inc.)(1), Amendment dated as of April 21, 1992 (filed herewith), Amendment to
             Registration Agreement dated as of January 5, 1993(1),
             Amendment to Registration Agreement dated as of May 26,
             1994(5) and Amendment to Registration Agreement dated as of
             May 15, 1996 (filed herewith).
    Note:    Exhibits 10.f through 10.q constitute the management
             contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.
    10.f     TriMas Corporation 1995 Long Term Stock Incentive Plan
             (Restated December 5, 1995).(7)
    10.g     TriMas Corporation 1988 Stock Option Plan (Restated December
             5, 1995).(7)
    10.h     TriMas Corporation 1988 Restricted Stock Incentive Plan
             (Restated December 5, 1995).(7)
    10.i     MascoTech, Inc. 1984 Restricted Stock Incentive Plan
             (Restated December 6, 1995).(7)

    10.j     MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
             1995).(7)
    10.k     Masco Corporation 1988 Restricted Stock Incentive Plan
             (Restated December 6, 1995).(7)
    10.1     Masco Corporation 1988 Stock Option Plan (Restated December
             6, 1995).(7)
    10.m     Masco Corporation 1984 Stock Option Plan (Restated December
             6, 1995).(7)
    10.n     Masco Corporation 1991 Long Term Stock Incentive Plan
             (Restated December 6, 1995).(7)
    10.o     MascoTech, Inc. 1991 Long Term Stock Incentive Plan
             (Restated December 6, 1995).(7)
    10.p     TriMas Corporation Supplemental Executive Retirement and
             Disability Plan.(5)
    10.q     TriMas Corporation Benefits Restoration Plan.(5)
    10.r     Purchase Agreement dated as of January 26, 1990 between
             Masco Corporation and TriMas Corporation.(4)
    10.s     Purchase Agreement dated as of November 23, 1993 between
             MascoTech, Inc. and TriMas Corporation.(3)
    11       Computation of Earnings per Common Share.
    12       Computation of Ratios of Earnings to Fixed Charges.
    21       List of Subsidiaries.
    23       Consent of Coopers & Lybrand L.L.P. relating to TriMas
             Corporation's Financial Statements and Financial Statement
             Schedule.
    27       Financial Data Schedule.

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

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(7) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

              /s/ RICHARD A. MANOOGIAN                   Chairman of the Board
-----------------------------------------------------
                Richard A. Manoogian

PRINCIPAL FINANCIAL OFFICER:

                /s/ WILLIAM E. MEYERS                    Vice President -- Controller
-----------------------------------------------------
                  William E. Meyers

PRINCIPAL ACCOUNTING OFFICER:

                /s/ WILLIAM E. MEYERS                    Vice President -- Controller
-----------------------------------------------------
                  William E. Meyers
                                                                                                  March 24, 1997
                /s/ BRIAN P. CAMPBELL                    President and Director
-----------------------------------------------------
                  Brian P. Campbell

                /s/ HERBERT S. AMSTER                    Director
-----------------------------------------------------
                  Herbert S. Amster

             /s/ EUGENE A. GARGARO, JR.                  Director
-----------------------------------------------------
               Eugene A. Gargaro, Jr.

                 /s/ JOHN A. MORGAN                      Director
-----------------------------------------------------
                   John A. Morgan

                 /s/ HELMUT F. STERN                     Director
-----------------------------------------------------
                   Helmut F. Stern

                               TRIMAS CORPORATION

                          FINANCIAL STATEMENT SCHEDULE

                     PURSUANT TO ITEM 14(A)(2) OF FORM 10-K

            ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

     Schedule, as required, for the years ended December 31, 1996, 1995 and 1994:

                                                                     PAGES
                                                                     -----

II.  Valuation and Qualifying Accounts...........................      F-2

                               TRIMAS CORPORATION

                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

              COLUMN A                    COLUMN B              COLUMN C              COLUMN D      COLUMN E
              --------                    --------     --------------------------     --------      --------
                                                               ADDITIONS
                                                       --------------------------
                                                         CHARGED        CHARGED
                                         BALANCE AT     (CREDITED)     (CREDITED)                   BALANCE
                                         BEGINNING       TO COST        TO OTHER                     AT END
             DESCRIPTION                 OF PERIOD     AND EXPENSES     ACCOUNTS     DEDUCTIONS    OF PERIOD
             -----------                 ----------    ------------    ----------    ----------    ---------
                                                                          (A)           (B)
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheet:
  1996...............................    $1,530,000      $360,000       $600,000      $640,000     $1,850,000
                                         ==========      ========       ========      ========     ==========
  1995...............................    $2,040,000      $270,000       $ --          $780,000     $1,530,000
                                         ==========      ========       ========      ========     ==========
  1994...............................    $1,800,000      $620,000       $ --          $380,000     $2,040,000
                                         ==========      ========       ========      ========     ==========

Notes:

(A) Allowance of companies acquired, and other adjustments, net.

(B) Doubtful accounts charged off, less recoveries.

                                 EXHIBIT INDEX

    EXHIBIT                                                                     PAGE
    NUMBER                                DESCRIPTION                           NO.
    -------                               -----------                           ----
    3.a           Restated Certificate of Incorporation of TriMas
                  Corporation.(4)
    3.b           Bylaws of TriMas Corporation, as amended.(2)
    4             Credit Agreement dated as of February 1, 1993 among TriMas
                  Corporation, certain banks party thereto and NationsBank of
                  North Carolina, N.A. (now known as NationsBank, N.A.
                  (Carolinas)), as Agent(1), and First Amendment dated as of
                  June 30, 1995.(6)
    NOTE:         Other instruments, notes or extracts from agreements
                  defining the rights of holders of long-term debt of TriMas
                  Corporation or its subsidiaries have not been filed since
                  (i) in each case the total amount of long-term debt
                  permitted thereunder does not exceed 10 percent of TriMas
                  Corporation's consolidated assets, and (ii) such
                  instruments, notes and extracts will be furnished by TriMas
                  Corporation to the Securities and Exchange Commission upon request.
    10.a          Assumption and Indemnification Agreement, dated as of
                  December 27, 1988 between Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.b          Corporate Services Agreement, dated as of December 27, 1988 between Masco Corporation and TriMas Corporation.(1)
    10.c          Corporate Opportunities Agreement, dated as of December 27,
                  1988 among Masco Corporation, Masco Industries, Inc. (now
                  known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.d          Stock Repurchase Agreement, dated as of December 27, 1988
                  among Masco Corporation, Masco Industries, Inc. (now known as MascoTech, Inc.) and TriMas Corporation.(1)
    10.e          Registration Agreement, dated as of December 27, 1988, among
                  TriMas Corporation, Masco Corporation and Masco Industries,
                  Inc. (now known as MascoTech, Inc.)(1), Amendment dated as of April 21, 1992 (filed herewith), Amendment to
                  Registration Agreement dated as of January 5, 1993(1),
                  Amendment to Registration Agreement dated as of May 26,
                  1994(5) and Amendment to Registration Agreement dated as of
                  May 15, 1996 (filed herewith).
    NOTE:         Exhibits 10.f through 10.q constitute the management
                  contracts and executive compensatory plans or arrangements in which certain of the executive officers and directors of the Company participate.
    10.f          TriMas Corporation 1995 Long Term Stock Incentive Plan
                  (Restated December 5, 1995).(7)
    10.g          TriMas Corporation 1988 Stock Option Plan (Restated December
                  5, 1995).(7)
    10.h          TriMas Corporation 1988 Restricted Stock Incentive Plan
                  (Restated December 5, 1995).(7)
    10.i          MascoTech, Inc. 1984 Restricted Stock Incentive Plan
                  (Restated December 6, 1995).(7)
    10.j          MascoTech, Inc. 1984 Stock Option Plan (Restated December 6,
                  1995).(7)
    10.k          Masco Corporation 1988 Restricted Stock Incentive Plan
                  (Restated December 6, 1995).(7)
    10.1          Masco Corporation 1988 Stock Option Plan (Restated December
                  6, 1995).(7)
    10.m          Masco Corporation 1984 Stock Option Plan (Restated December
                  6, 1995).(7)

    EXHIBIT                                                                     PAGE
    NUMBER                                DESCRIPTION                           NO.
    -------                               -----------                           ----
    10.n          Masco Corporation 1991 Long Term Stock Incentive Plan
                  (Restated December 6, 1995).(7)
    10.o          MascoTech, Inc. 1991 Long Term Stock Incentive Plan
                  (Restated December 6, 1995).(7)
    10.p          TriMas Corporation Supplemental Executive Retirement and
                  Disability Plan.(5)
    10.q          TriMas Corporation Benefits Restoration Plan.(5)
    10.r          Purchase Agreement dated as of January 26, 1990 between
                  Masco Corporation and TriMas Corporation.(4)
    10.s          Purchase Agreement dated as of November 23, 1993 between
                  MascoTech, Inc. and TriMas Corporation.(3)
    11            Computation of Earnings per Common Share.
    12            Computation of Ratios of Earnings to Fixed Charges.
    21            List of Subsidiaries.
    23            Consent of Coopers & Lybrand L.L.P. relating to TriMas
                  Corporation's Financial Statements and Financial Statement
                  Schedule.
    27            Financial Data Schedule.

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

(3) Incorporated by reference to the Exhibits filed with TriMas Corporation's Current Report on Form 8-K dated November 23, 1993.

(4) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

(5) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Exhibits filed with TriMas Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(7) Incorporated by reference to the Exhibits filed with TriMas Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.