Form 10-Q
period 1997-03-31
TRIMAS CORP
filed 1997-05-12
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended March 31, 1997

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

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                               April 30, 1997

Common Stock, $.01 Par Value                       41,345,529

                               TRIMAS CORPORATION

                                      INDEX



                                                                    Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       March 31, 1997 and December 31, 1996               1

                    Consolidated Condensed Statements of
                       Income for the Three Months
                       Ended March 31, 1997 and 1996                      2

                    Consolidated Condensed Statements of
                       Cash Flows for the Three Months
                       Ended March 31, 1997 and 1996                      3

                    Notes to Consolidated Condensed
                       Financial Statements                               4

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                      5


Part II.  Other Information and Signature                                10

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                       TRIMAS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                      March 31,            December 31,
                                         1997                  1996
                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents     $ 89,660,000           $105,890,000
      Receivables                    102,630,000             80,390,000
      Inventories                     97,070,000             92,210,000
      Other current assets             5,340,000              4,130,000

            Total current assets     294,700,000            282,620,000

Property and equipment               194,930,000            194,540,000
Excess of cost over net assets
  of acquired companies              174,490,000            174,710,000
Other assets                          41,670,000             44,800,000

            Total assets            $705,790,000           $696,670,000

Liabilities and Shareholders' Equity
Current liabilities:
      Accounts payable              $ 36,260,000           $ 33,750,000
      Other current liabilities       44,730,000             45,430,000

            Total current
             liabilities              80,990,000             79,180,000

Deferred income taxes and other       40,880,000             39,920,000
Long-term debt                        74,330,000            187,120,000

            Total liabilities        196,200,000            306,220,000

Shareholders' equity:
Common stock, $.01 par value,
  authorized 100 million shares,
  outstanding 41.3 million shares
  in 1997; 36.6 million shares
  in 1996                                410,000                370,000
Paid-in capital                      259,660,000            155,690,000
Retained earnings                    251,980,000            238,290,000
Cumulative translation adjustments    (2,460,000)            (3,900,000)

            Total shareholders'
             equity                  509,590,000            390,450,000

            Total liabilities and
              shareholders' equity  $705,790,000           $696,670,000


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       TRIMAS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                 Three Months Ended
                                                      March 31,
                                               1997             1996

Net sales                                $164,220,000      $147,700,000
Cost of sales                            (111,680,000)     (100,240,000)
Selling, general and administrative
  expenses                                (26,110,000)      (22,990,000)

      Operating profit                     26,430,000        24,470,000


Interest expense                           (1,800,000)       (2,690,000)
Other, net (principally interest income)    1,390,000         1,390,000

                                             (410,000)       (1,300,000)

Income before income taxes                 26,020,000        23,170,000
Income taxes                                9,850,000         9,040,000

      Net income                         $ 16,170,000      $ 14,130,000

Earnings per common share:
      Primary                                    $.43              $.38
      Fully diluted                              $.40              $.36

Dividends declared per common share              $.06              $.05

Weighted average number of common
  and common equivalent shares
  outstanding:
      Primary                              37,651,000        36,966,000
      Fully diluted                        41,655,000        42,067,000



               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                      TRIMAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                             1997              1996
CASH FROM (USED FOR):
  OPERATIONS:
        Net income                                       $16,170,000        $14,130,000
        Adjustments to reconcile net income
          to net cash from operations:
                Depreciation and amortization              6,570,000          5,740,000
                Deferred income taxes                        750,000          1,100,000
                (Increase) decrease in receivables       (21,580,000)       (24,300,000)
                (Increase) decrease in inventories        (4,860,000)        (6,500,000)
                Increase (decrease) in accounts
                  payable and other current
                  liabilities                                460,000          5,060,000
                Other, net                                  (960,000)          (360,000)

                  Net cash from (used for)
                    operations                            (3,450,000)        (5,130,000)

  INVESTMENTS:
        Capital expenditures                              (6,770,000)        (6,070,000)

                  Net cash from (used for)
                    investments                           (6,770,000)        (6,070,000)

  FINANCING:
        Long-term debt:
                Issuance                                  16,780,000
                Retirement                               (20,590,000)          (200,000)
        Common stock dividends paid                       (2,200,000)        (1,830,000)

                   Net cash from (used for)
                     financing                            (6,010,000)        (2,030,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                     (16,230,000)       (13,230,000)
  At beginning of period                                 105,890,000         92,390,000

        At end of period                                 $89,660,000        $79,160,000

SUPPLEMENTAL CASH FLOW INFORMATION:
  Noncash financing transaction:
        Conversion of convertible subordinated
         debentures into common stock                   $106,000,000

                              The accompanying notes are an integral part of the
                                 consolidated condensed financial statements.

                                      TRIMAS CORPORATION AND SUBSIDIARIES

                           Notes to Consolidated Condensed Financial Statements



A.    Basis of Presentation

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, and such adjustments are of a normal recurring nature. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

B.    Inventories by component are as follows:

                                         March 31,            December 31,
                                            1997                 1996

      Finished goods                     $55,080,000          $53,380,000
      Work in process                     14,330,000           14,340,000
      Raw material                        27,660,000           24,490,000
                                         $97,070,000          $92,210,000

C. Property and equipment reflects accumulated depreciation of $135.1 million and $131.7 million as of March 31, 1997 and December 31, 1996, respectively.

D. During the first quarter of 1997 the Company announced that it would redeem for cash its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. On March 21, 1997, $9.0 million of Convertible Subordinated Debentures were redeemed for cash. The remaining $106.0 million of Convertible Subordinated Debentures were converted into 4.7 million shares of TriMas Corporation common stock at the conversion price of $22 5/8 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


      Consolidated net sales during the first quarter of 1997 were a record $164.2 million, an increase of 11.2 percent over sales of $147.7 million in last year's first quarter. All four of the Company's reporting segments recorded increased sales compared to the prior year's first quarter.

      First quarter 1997 sales by the Specialty Container Products segment increased 31.6 percent to $56.3 million, compared to the prior year's first quarter results of $42.8 million. Segment sales were affected by the results of businesses acquired in 1996, increased demand for cylinders from industrial gas distributors and moderately increased sales of gasket products to industrial processing industries.

      First quarter sales by the Towing Systems segment increased modestly to $49.7 million, compared to $49.2 million in the first quarter of 1996. Sales increases attributable to Queensland Towbars Pty. Ltd., acquired in 1996, as well as continuing penetration of the specialty automotive retail market and ongoing new product introductions were partially offset by lower sales to domestic independent hitch installers as well as the effects of unseasonal weather conditions in the Pacific Northwest. Unusually cold temperatures during both first quarters negatively affected segment sales performance.

      First quarter 1997 sales by the Specialty Fasteners segment increased to $38.0 million, compared to $36.0 million during the same quarter in 1996.

Stronger demand for large diameter industrial fasteners and continued strength in the aerospace markets the Company serves resulted in the improved sales performance.

      The Corporate Companies segment first quarter sales equaled $20.2 million, compared to last year's first quarter sales of $19.7 million, primarily reflecting increased sales of insulation related products used in commercial and industrial construction and maintenance markets, and also modest improvement in markets for precision tools.

      The Company's consolidated gross margin percentage for the first quarter 1997 was 32.0 percent, compared to 32.1 percent during last year's first quarter. The results of businesses acquired during the second half of 1996 affected the consolidated measure of selling, general and administrative expenses as a percentage of net sales, which increased to 15.9 percent during the 1997 first quarter, compared to 15.6 percent for the first quarter of 1996. It is anticipated that this category of expenses at the recently acquired entities will provide an opportunity for improved results as the Company's cost reduction, distribution efficiency and marketing programs are integrated into these businesses. The Company's consolidated operating profit for the first quarter 1997 was $26.4 million, or 16.1 percent of net sales, compared to $24.5 million, or 16.6 percent of net sales in 1996.

      Interest expense decreased in the 1997 first quarter primarily because of the conversion during the period of $106.0 million of the Company's issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003 into 4.7 million shares of Company common stock.

      Net income of $16.2 million resulted in primary earnings per common share of $.43 based on 37.7 million shares outstanding, compared to first quarter 1996 primary earnings per common share of $.38, based on 37.0 million shares outstanding. Fully diluted earnings per common share were $.40 based on 41.7 million shares outstanding, compared to $.36 in the first quarter of 1996, based on 42.1 million shares outstanding.



Liquidity, Working Capital and Cash Flows

      The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation on an annual basis has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends while maintaining its strategic level of liquidity. At March 31, 1997, the current ratio was 3.6 to 1 and working capital equaled $213.7 million, including $89.7 million of cash and cash equivalents. The Company had available credit of $330.0 million under its domestic and foreign revolving credit facilities at March 31, 1997.

      Cash and cash equivalents decreased $16.2 million and $13.2 million during the first quarters of 1997 and 1996, respectively. The Company's operating activities used $3.5 million during the first quarter 1997, compared to $5.1 million during the same quarter of 1996. Due primarily to the seasonality of the Company's Towing Systems segment, first quarter sales are stronger than the preceding year's fourth quarter, thereby causing substantial increases in receivables and, to a lesser extent, inventories during any first quarter. Cash flow resulting from these increased receivables and inventories has historically been realized later in the year. Total changes in working capital items were approximately the same in each of the first quarters.
Capital expenditures equaled $6.8 million in the first quarter of 1997 and $6.1 million in the first quarter of 1996. The 1997 expenditures include $5.4 million invested in the Specialty Fasteners and Specialty Container Products segments.

      During the first quarter of 1997 the Company announced that it would redeem for cash its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. On March 21, 1997, after $106.0 million of the Debentures had been converted into Company common stock, the remaining
$9.0 million of Debentures were redeemed for cash. Long-term debt issuances and retirements during the first quarter of 1997 also include the consolidation of borrowings, originally incurred or acquired in connection with acquisitions made in 1996, under certain of the Company's revolving credit facilities. Dividends paid on common stock totaled $2.2 million for the first quarter of 1997, compared to $1.8 million for the first quarter of 1996.

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

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. The Company will adopt the provisions of this Statement during the fourth quarter of 1997 and it is not expected to have a material effect on the Company's financial statements.

                                          PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)   Exhibits:

                 11      Computation of Earnings Per Common Share
                 12      Computation of Ratios of Earnings to Fixed Charges
                 27      Financial Data Schedule

           (b)   Reports on Form 8-K:

                    None were filed during the quarter ended March 31, 1997.













                                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIMAS CORPORATION

Date:      May 12, 1997                      By:   /s/William E.  Meyers
                                                   William E. Meyers
                                                   Vice President - Controller
                                                   (Chief accounting officer
                                                   and authorized signatory)

                                                 Exhibit Index



Exhibit
 Number                  Description of Document

  11             Computation of Earnings Per Common Share

  12             Computation of Ratios of Earnings to Fixed Charges

  27             Financial Data Schedule