Form 10-Q
period 1997-06-30
TRIMAS CORP
filed 1997-08-13
CIK 842633

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



                  For the quarterly period ended June 30, 1997

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

                              Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
            Class                                July 31, 1997

Common Stock, $.01 Par Value                      41,348,611

                               TRIMAS CORPORATION

                                      INDEX



                                                                       Page No.


Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets -
                       June 30, 1997 and December 31, 1996            1

                    Consolidated Condensed Statements of
                       Income for the Three Months and Six
                       Months Ended June 30, 1997 and 1996            2

                    Consolidated Condensed Statements of
                       Cash Flows for the Six Months
                       Ended June 30, 1997 and 1996                   3

                    Notes to Consolidated Condensed
                       Financial Statements                           4

          Item 2.   Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                  5


Part II.  Other Information and Signature                             11

                                      PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                    TRIMAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                       June 30,                    December 31,
                                                        1997                           1996
                                                     (Unaudited)
Assets
Current assets:
                Cash and cash equivalents           $ 94,720,000                   $105,890,000
                Receivables                          102,760,000                     80,390,000
                Inventories                           93,180,000                     92,210,000
                Other current assets                   5,480,000                      4,130,000

                        Total current assets         296,140,000                    282,620,000

Property and equipment                               194,650,000                    194,540,000
Excess of cost over net assets
  of acquired companies                              174,520,000                    174,710,000
Other assets                                          41,460,000                     44,800,000

                        Total assets                $706,770,000                   $696,670,000

Liabilities and Shareholders' Equity
Current liabilities:
                Accounts payable                    $ 29,740,000                   $ 33,750,000
                Other current liabilities             33,780,000                     45,430,000

                        Total current liabilities     63,520,000                     79,180,000

Deferred income taxes and other                       42,170,000                     39,920,000
Long-term debt                                        73,600,000                    187,120,000

                        Total liabilities            179,290,000                    306,220,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 41.3
  million shares in 1997; 36.6 million
  shares in 1996                                         410,000                        370,000
Paid-in capital                                      259,340,000                    155,690,000
Retained earnings                                    270,640,000                    238,290,000
Cumulative translation adjustments                    (2,910,000)                    (3,900,000)

                        Total shareholders' equity   527,480,000                    390,450,000

                        Total liabilities and
                          shareholders' equity      $706,770,000                   $696,670,000



                            The accompanying notes are an integral part of the
                                    consolidated financial statements.
                                                     1

                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                   (UNAUDITED)


                               Six Months Ended            Three Months Ended
                                   June 30,                      June 30,
                            1997             1996           1997            1996
Net sales                $347,060,000    $307,900,000   $182,840,000    $160,200,000
Cost of sales            (234,030,000)   (206,980,000)  (122,350,000)   (106,740,000)
Selling, general and
 administrative expenses  (51,920,000)    (45,860,000)   (25,810,000)    (22,870,000)

      Operating profit     61,110,000      55,060,000     34,680,000      30,590,000


Interest expense           (3,020,000)    (5,520,000)     (1,220,000)     (2,830,000)
Other, net (principally
 interest income)           2,680,000      2,840,000       1,290,000       1,450,000

                             (340,000)    (2,680,000)         70,000      (1,380,000)
Income before income
 taxes                     60,770,000     52,380,000      34,750,000      29,210,000
Income taxes               23,050,000     20,430,000      13,200,000      11,390,000

      Net income         $ 37,720,000   $ 31,950,000    $ 21,550,000    $ 17,820,000


Earnings per common
 share:
      Primary                    $.95           $.86            $.52            $.48
      Fully diluted              $.91           $.80            $.52            $.45

Dividends declared per
 common share                    $.13           $.11            $.07            $.06

Weighted average number
  of common and common
  equivalent shares
  outstanding:
      Primary              39,663,000     36,968,000      41,663,000      36,983,000
      Fully diluted        41,673,000     42,065,000      41,673,000      42,065,000




               The accompanying notes are an integral part of the
                  consolidated condensed financial statements.

                                      TRIMAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                              Six Months Ended
                                                                    June 30,
                                                               1997             1996
CASH FROM (USED FOR):
  OPERATIONS:
            Net income                                     $ 37,720,000    $ 31,950,000
            Adjustments to reconcile net income
                  to net cash from operations:
                         Depreciation and amortization       13,110,000      11,510,000
                         Deferred income taxes                1,500,000       2,200,000
                         (Increase) decrease in receivables (21,670,000)    (20,010,000)
                         (Increase) decrease in inventories    (970,000)       (920,000)
                         Increase (decrease) in accounts
                           payable and other current
                           liabilities                      (11,610,000)      6,590,000
                         Other, net                          (1,040,000)       (140,000)

                           Net cash from (used for)
                             operations                      17,040,000      31,180,000

  INVESTMENTS:
                Capital expenditures                        (11,960,000)    (11,140,000)
                Contingent acquisition price paid
                 to MascoTech, Inc.                          (7,030,000)

                           Net cash from (used for)
                             investments                    (18,990,000)    (11,140,000)

  FINANCING:
                Long-term debt:
                         Issuance                            17,120,000
                         Retirement                         (21,660,000)       (200,000)
                Common stock dividends paid                  (4,680,000)     (3,660,000)

                           Net cash from (used for)
                              financing                      (9,220,000)     (3,860,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                        (11,170,000)     16,180,000
  At beginning of period                                    105,890,000      92,390,000

      At end of period                                     $ 94,720,000    $108,570,000

SUPPLEMENTAL CASH FLOW INFORMATION:
  Noncash financing transaction:
                Conversion of convertible subordinated
                 debentures into common stock              $106,000,000

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

B.    Inventories by component are as follows:

                                                  June 30,        December 31,
                                                   1997               1996

      Finished goods                            $51,510,000        $53,380,000
      Work in process                            15,110,000         14,340,000
      Raw material                               26,560,000         24,490,000
                                                $93,180,000        $92,210,000

C. Property and equipment reflects accumulated depreciation of $139.3 million and $131.7 million as of June 30, 1997 and December 31, 1996, respectively.

D. During the first quarter of 1997 the Company announced that it would redeem for cash its outstanding issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003. In March 1997, $9.0 million of Convertible Subordinated Debentures were redeemed for cash. The remaining $106.0 million of Convertible Subordinated Debentures were converted into 4.7 million shares of TriMas Corporation common stock at the conversion price of $22 5/8 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


      Consolidated net sales during the second quarter of 1997 equaled $182.8 million, an increase of 14.1 percent over the comparable 1996 period and the highest quarterly total in Company history. Record sales during the first half of 1997 equaled $347.1 million, compared to $307.9 million in 1996. All four of the Company's reporting segments recorded increased sales during the quarter and six months ended June 30, 1997, as compared to the prior year periods.

      Sales for the Specialty Container Products segment for the second quarter and six months ended June 30, 1997 increased 21.9 percent and 26.5 percent respectively. Second quarter sales equaled $57.3 million bringing the six month total to $113.6 million. Increases in segment sales were principally due to the results of businesses acquired in 1996. Year-to-date sales also reflect stronger demand for cylinders from industrial gas distributors and moderately increased demand for container closure products.

      Second quarter sales by the Towing Systems segment increased 10.6 percent to $62.4 million, compared to $56.4 million in the second quarter of 1996. Improved weather conditions beginning in late May, which released some pent-up demand from the first quarter, ongoing penetration of the specialty automotive retail market, continuing new product introductions, and sales attributable to Queensland Towbars Pty. Ltd., acquired in 1996, all contributed to the increase in second quarter sales performance. First half segment sales equaled $112.0 million, which compares to $105.6 million in 1996.

      Second quarter 1997 sales for the Specialty Fasteners segment were $41.1 million, an increase of 10.9 percent over sales recorded in the comparable period of 1996. Sales during the first half of 1997 of $79.2 million increased
8.3 percent compared to 1996. Continued strength in the aerospace markets served by the segment, and strong demand for large diameter industrial fasteners utilized in the heavy-duty truck market aided sales performance during both periods.

       Second quarter sales by the Corporate Companies segment increased 11.7 percent to $22.1 million, compared to $19.8 million in the second quarter of 1996. Sales during the first half of 1997 of $42.3 million increased 7.2 percent compared to 1996. Sales of specialty insulation products, used in commercial and industrial construction and maintenance markets, increased, as conditions in those markets continued to improve.

      The Company's consolidated gross margin for the first six months of 1997 was 32.6 percent, compared to 32.8 percent in 1996. During the second quarters of 1997 and 1996 gross margin equaled 33.1 percent and 33.4 percent respectively. Because of the seasonal factors relating to the Towing Systems segment, gross margin recorded in the second quarter is typically higher than that which is realized during the first quarter. The results of businesses acquired during the second half of 1996 continue to affect the consolidated measure of selling, general and administrative expenses as a percentage of net sales, which at 15.0 percent through the first six months of 1997 is slightly higher than the 14.9 percent recorded during the comparable period last year.

The Company is continuing to integrate its cost reduction, distribution efficiency and marketing programs into these recently acquired businesses.

      The Company's consolidated operating profit for the first six months of 1997 increased to $61.1 million and represented an operating margin of 17.6 percent compared to 1996's first six months operating profit of $55.1 million or
17.9 percent of net sales. Operating profit for the second quarter 1997 of $34.7 million represented an operating margin of 19.0 percent, which approximated the operating margin achieved during last year's second quarter.

      Interest expense decreased in the six and three month periods ended
June 30, 1997 primarily because of the conversion in March 1997 of $106.0 million of the Company's issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003 into 4.7 million shares of Company common stock.

      Net income for the six months and three months ended June 30, 1997 was $37.7 million and $21.6 million respectively, compared to $32.0 million and $17.8 million in last year's comparable periods. Primary earnings per common share for the first six months of 1997 increased 10.5 percent to $.95 based on
39.7 million shares outstanding, compared to 1996's primary earnings per common share of $.86 based on 37.0 million shares outstanding. The increase in shares outstanding resulted from the aforementioned conversion of subordinated debt into Company common stock in March 1997. Fully diluted earnings per common share increased 13.8 percent to $.91, based on 41.7 million shares outstanding, versus $.80 last year, based on 42.1 million shares outstanding. Primary earnings per common share for the second quarter of 1997 increased 8.3 percent to $.52 compared to $.48 in 1996's second quarter. Fully diluted earnings per common share for the second quarter of 1997 were also $.52, a 15.6 percent increase compared to $.45 in last year's second quarter.

Liquidity, Working Capital and Cash Flows

      The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At June 30, 1997 the current ratio was 4.7 to 1 and working capital equaled $232.6 million, including $94.7 million of cash and cash equivalents. The Company had available credit of $330.5 million under its domestic and foreign revolving credit facilities at June 30, 1997.

      Cash flows from operations provided $17.0 million and $31.2 million during the first six months of 1997 and 1996 respectively. These operating cash flows were net of increases in accounts receivable of $21.7 million in 1997 and $20.0 million in 1996. Due mainly to the seasonality of the Towing Systems segment, second quarter sales are stronger than first quarter sales, which are stronger than the preceding year's fourth quarter sales, thereby causing substantial increases in receivables during the first half of any year. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. A corresponding increase in accounts payable and accrued liabilities provided cash flow of $6.6 million in the first six months of 1996. During 1997's first half a decrease in current liabilities used cash of $11.6 million. Current liabilities declined primarily because of interest payments on the Company's subordinated debt which was converted and redeemed in March, estimated income tax payments, payments of annual insurance premiums and reductions of accounts payable balances at certain operating units.

      Capital expenditures during the first six months equaled $12.0 million in 1997 and $11.1 million in 1996. In June 1997 the Company paid MascoTech, Inc. $7.0 million related to a business acquisition made in 1993 as a result of that acquired business having achieved specified levels of profitability during the three year period ended December 31, 1996.

      During the first quarter of 1997 $106.0 million of the Company's $115.0 million of 5% Convertible Subordinated Debentures Due 2003 were converted into
4.7 million shares of Company common stock and the remaining $9.0 was redeemed for cash. Long-term debt issuances and retirements during the first half of 1997 also include the consolidation of borrowings, originally incurred or acquired in connection with acquisitions made in 1996, under certain of the Company's revolving credit facilities. Dividends paid on common stock totaled $4.7 million in 1997 versus $3.7 million in 1996.

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

                                          PART II.  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders was held on May 14, 1997 at which the two nominees for the Company's Board of Directors, identified in the Company's proxy statement dated April 15, 1997, were re-elected and the selection of Coopers & Lybrand L.L.P. to audit the Company's financial statements for the year 1997 was ratified. Following is a tabulation of shares voted:

             Election of Directors
                                    Eugene A. Gargaro, Jr.   Helmut F. Stern

             For                      39,157,646                39,157,684
             Withheld                     88,057                    88,019

             Ratification of selection of Coopers & Lybrand L.L.P.

             For                                                39,143,372
             Against                                                43,367
             Abstentions                                            58,964


Item 6.      Exhibits and Reports on Form 8-K


             (a)   Exhibits:

                   11    Computation of Earnings Per Common Share
                   12    Computation of Ratios of Earnings to Fixed Charges
                   27    Financial Data Schedule

             (b)   Reports on Form 8-K:

                         None were filed during the quarter ended June 30, 1997.


                                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIMAS CORPORATION

Date:  August 13, 1997                       By:   /s/William E.  Meyers
                                                 William E. Meyers
                                                 Vice President - Controller

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