Form 10-Q
period 1997-09-30
TRIMAS CORP
filed 1997-11-12
CIK 842633

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C.  20549

                     Quarterly Report Pursuant to Section 13 or 15(d) of
                             the Securities Exchange Act of 1934



                      For the quarterly period ended September 30, 1997

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

                                    Yes   X     No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                             Shares Outstanding at
           Class                               October 31, 1997

Common Stock, $.01 Par Value                       41,326,047

                                               TRIMAS CORPORATION

                                                      INDEX



                                                                       Page No.


Part I. Financial Information

        Item 1.   Financial Statements

                             Consolidated Condensed Balance Sheets -
                             September 30, 1997 and December 31, 1996       1

                             Consolidated Condensed Statements of
                                Income for the Three Months and Nine
                                Months Ended September 30, 1997 and 1996    2

                             Consolidated Condensed Statements of
                                Cash Flows for the Nine Months
                                Ended September 30, 1997 and 1996           3

                             Notes to Consolidated Condensed
                                Financial Statements                        4

         Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results
                       of Operations                                        5


Part II. Other Information and Signature                                   11

                                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                       TRIMAS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS



                                                  September 30,                        December 31,
                                                       1997                                1996
                                                   (Unaudited)
Assets
Current assets:
                Cash and cash equivalents         $125,960,000                         $105,890,000
                Receivables                         93,400,000                           80,390,000
                Inventories                         89,710,000                           92,210,000
                Other current assets                 5,260,000                            4,130,000

                         Total current assets      314,330,000                          282,620,000

Property and equipment                             194,660,000                          194,540,000
Excess of cost over net assets
  of acquired companies                            176,970,000                          174,710,000
Other assets                                        41,130,000                           44,800,000

                         Total assets             $727,090,000                         $696,670,000

Liabilities and Shareholders' Equity
Current liabilities:
                Accounts payable                  $ 29,370,000                         $ 33,750,000
                Other current liabilities           37,150,000                           45,430,000

                   Total current liabilities        66,520,000                           79,180,000

Deferred income taxes and other                     47,540,000                           39,920,000
Long-term debt                                      71,630,000                          187,120,000

                   Total liabilities               185,690,000                          306,220,000

Shareholders' equity:
Common stock, $.01 par value, authorized
  100 million shares, outstanding 41.3
  million shares in 1997; 36.6 million
  shares in 1996                                       410,000                              370,000
Paid-in capital                                    259,330,000                          155,690,000
Retained earnings                                  285,180,000                          238,290,000
Cumulative translation adjustments                  (3,520,000)                          (3,900,000)

                Total shareholders' equity         541,400,000                          390,450,000

                         Total liabilities and
                           shareholders' equity   $727,090,000                         $696,670,000


                                      The accompanying notes are an integral part of the
                                              consolidated financial statements.


                                      TRIMAS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                  (UNAUDITED)



                             Nine Months Ended                Three Months Ended
                               September 30,                     September 30,
                            1997            1996            1997              1996
Net sales                $515,660,000    $457,520,000     $168,600,000    $149,620,000
Cost of sales            (349,090,000)   (308,810,000)    (115,060,000)   (101,830,000)
Selling, general and
 administrative expenses  (77,910,000)    (69,030,000)     (25,990,000)    (23,170,000)

   Operating profit        88,660,000      79,680,000       27,550,000      24,620,000


Interest expense           (4,250,000)     (8,150,000)      (1,230,000)     (2,630,000)
Other, net (principally
 interest income)           4,540,000       4,520,000        1,860,000       1,680,000

                              290,000      (3,630,000)         630,000        (950,000)
Income before income
 taxes                     88,950,000      76,050,000       28,180,000      23,670,000
Income taxes               33,800,000      29,660,000       10,750,000       9,230,000

Net income               $ 55,150,000    $ 46,390,000     $ 17,430,000    $ 14,440,000


Earnings per common
 share:
      Primary                   $1.37           $1.25             $.42            $.39
      Fully diluted             $1.33           $1.17             $.42            $.37

Dividends declared per
 common share                    $.20            $.17             $.07            $.06

Weighted average number
  of common and common
  equivalent shares
  outstanding:
      Primary              40,343,000      36,971,000       41,679,000      36,977,000
      Fully diluted        41,686,000      42,072,000       41,686,000      42,072,000



                                      The accompanying notes are an integral part of the
                                          consolidated condensed financial statements.


                                      TRIMAS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                    Nine Months Ended
                                                                     September 30,
                                                                 1997              1996
CASH FROM (USED FOR):
  OPERATIONS:
                Net income                                   $ 55,150,000      $ 46,390,000
                Adjustments to reconcile net income
                  to net cash from operations:
                         Depreciation and amortization         19,620,000        17,390,000
                         Deferred income taxes                  2,250,000         3,100,000
                         (Increase) decrease in receivables   (11,710,000)       (5,580,000)
                         (Increase) decrease in inventories     2,500,000          (230,000)
                         Increase (decrease) in accounts
                           payable and other current
                           liabilities                         (8,320,000)        4,950,000
                         Other, net                            (1,210,000)       (1,290,000)

                           Net cash from (used for)
                             operations                        58,280,000        64,730,000

  INVESTMENTS:
                Capital expenditures                          (17,860,000)      (16,740,000)
                Acquisitions, net of cash acquired                              (21,470,000)
                Contingent acquisition price paid
                  (principally to MascoTech, Inc.              (7,450,000)

                           Net cash from (used for)
                             investments                      (25,310,000)      (38,210,000)

  FINANCING:
                Long-term debt:
                         Issuance                              17,400,000        18,480,000
                         Retirement                           (22,730,000)      (22,200,000)
                Common stock dividends paid                    (7,570,000)       (5,860,000)

                            Net cash from (used for)
                              financing                       (12,900,000)       (9,580,000)

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period                           20,070,000        16,940,000
  At beginning of period                                      105,890,000        92,390,000

                At end of period                             $125,960,000      $109,330,000

SUPPLEMENTAL CASH FLOW INFORMATION:
 Noncash financing transaction:
                Conversion of convertible subordinated
                 debentures into common stock                $106,000,000

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

B.       Inventories by component are as follows:



                                                    September 30,  December 31,
                                                        1997           1996

                         Finished goods             $48,340,000    $53,380,000
                         Work in process             16,050,000     14,340,000
                         Raw material                25,320,000     24,490,000
                                                    $89,710,000    $92,210,000

C. Property and equipment reflects accumulated depreciation of $143.8 million and $131.7 million as of September 30, 1997 and December 31, 1996, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations


     Consolidated net sales of $168.6 million during the current quarter were a third quarter record, and increased 12.7 percent over the comparable period in 1996. Record sales for the first nine months of 1997 were $515.7 million, also ahead 12.7 percent compared to $457.5 million in 1996. All four of the Company's reporting segments recorded increased sales during the quarter and nine months ended September 30, 1997, as compared to the prior year periods.

     Sales for the Specialty Container Products segment for the third quarter and nine months ended September 30, 1997 increased 12.6 percent and 21.8 percent respectively. Third quarter sales equaled $52.3 million bringing the nine month total to $165.9 million. Year-to-date segment sales reflect the results of businesses acquired in 1996, moderate increases in sales of specialty gaskets and container closure products, and weaker demand for cylinders from industrial gas distributors.

     Sales by the Towing Systems segment increased 11.0 percent during the current quarter to $53.3 million compared to $48.0 million during last year's third quarter. The continuing strength of the specialty automotive retail market and increased demand from independent hitch installers contributed to this segment's improved sales. Ongoing new product introductions and delayed seasonal demand created in previous quarters by unfavorable weather conditions also aided third quarter sales performance. Segment sales for the current year-to-date period of $165.4 million were negatively impacted by adverse weather during the first four months of the year.

    Third quarter 1997 sales for the Specialty Fasteners segment were $40.9 million, an increase of 16.0 percent over sales recorded in the comparable period of 1996. Sales during the first nine months of 1997 of $120.1 million increased 10.8 percent compared to 1996. Continued strength in the aerospace markets served by the segment, and strong demand for large diameter industrial fasteners utilized in the heavy-duty truck market aided sales performance during the current periods.

     Nine month and third quarter sales by the Corporate Companies segment increased 8.5 percent and 11.0 percent, respectively, over 1996. During the first nine months of 1997 sales were $64.3 million compared to $59.3 million during 1996's corresponding period. Sales during the third quarters of 1997 and 1996 were $22.0 million and $19.8 million. Sales of both specialty insulation products and specialty precision tools increased during both the third quarter and first nine months of 1997 as the commercial construction and precision tool markets continued to improve.

     The Company's consolidated operating profit for the first nine months of 1997 increased to $88.7 million, or 17.2 percent of net sales, compared to $79.7 million in 1996, a 17.4 percent operating margin. Operating profit for the third quarter 1997 of $27.6 million represented an operating margin of 16.3 percent, which compares to an operating margin of 16.5 percent achieved during last year's third quarter.

     Interest expense decreased in the nine and three month periods ended

September 30, 1997 primarily because of the conversion in March 1997 of $106.0 million of the Company's issue of $115.0 million of 5% Convertible Subordinated Debentures Due 2003 into 4.7 million shares of Company common stock.

     Net income for the nine months ended September 30, 1997 increased 18.9 percent to $55.2 million, compared to $46.4 million in last year's comparable period. Primary earnings per common share for the first nine months of 1997 increased 9.6 percent to $1.37 based on 40.3 million shares outstanding, compared to 1996's primary earnings per common share of $1.25 based on 37.0 million shares outstanding. The increase in shares outstanding resulted from the aforementioned conversion of subordinated debt into Company common stock in March 1997. Fully diluted earnings per common share increased 13.7 percent to $1.33, based on 41.7 million shares outstanding, versus $1.17 last year, based on 42.1 million shares outstanding. Net income for the third quarter of 1997 increased to $17.4 million, as compared to $14.4 million in last year's third quarter. Primary earnings per common share for the third quarter of 1997 increased 7.7 percent to $.42 compared to $.39 in 1996's third quarter. Fully diluted earnings per common share for the third quarter of 1997 were also $.42, a 13.5 percent increase compared to $.37 in last year's third quarter.


Liquidity, Working Capital and Cash Flows

     The Company's financial strategies include maintaining a relatively high level of liquidity. Historically, TriMas Corporation has generated sufficient cash flows from operating activities to fund capital expenditures, debt service and dividends, while maintaining its strategic level of liquidity. At September 30, 1997 the current ratio was 4.7 to 1 and working capital equaled $247.8 million, including $126.0 million of cash and cash equivalents. The Company had available credit of approximately $330.7 million under its domestic and international revolving credit facilities at September 30, 1997.

     Cash flows from operations provided $58.3 million and $64.7 million during the first nine months of 1997 and 1996. These operating cash flows were net of increases in accounts receivable of $11.7 million in 1997 and $5.6 million in 1996. These increases in receivables during the first nine months of each year were due mainly to the seasonality of the Towing Systems segment and the increased sales volumes. Historically, the cash flow provided by the seasonal increase in receivables is realized later in the year. A corresponding increase in accounts payable and accrued liabilities provided cash flow of $4.9 million in the first nine months of 1996. During the first nine months of 1997 a decrease in current liabilities used cash of $8.3 million. Current liabilities declined primarily because of interest payments on the Company's subordinated debt which was converted and redeemed in March, relatively higher estimated income tax payments and reductions of accounts payable balances at certain operating units. A reduction in the Company's inventories provided cash flow of $2.5 million during the current nine month period.

     Capital expenditures during the first nine months equaled $17.9 million in 1997 and $16.7 million in 1996. In June 1997 the Company paid MascoTech, Inc. $7.0 million related to a business acquisition made in 1993 as a result of that acquired business having achieved specified levels of profitability during the three year period ended December 31, 1996. In September 1997 the Company paid the former owner of a business acquired in 1996 $0.4 million as a result of that acquired business having achieved specified levels of profitability during the one year period ended June 30, 1997. During the third quarter of 1996 the Company used an aggregate of $21.5 million, net of cash acquired, to purchase The Englass Group Limited in the United Kingdom and Queensland Towbars Pty. Ltd. in Australia.

     During the first quarter of 1997 $106.0 million of the Company's $115.0 million of 5% Convertible Subordinated Debentures Due 2003 were converted into
4.7 million shares of Company common stock and the remaining $9.0 was redeemed for cash. Long-term debt issuances and retirements during the first nine months of 1997 also include the consolidation of borrowings, originally incurred or acquired in connection with acquisitions made in 1996, under certain of the Company's revolving credit facilities. During the third quarter of 1996 the Company borrowed $18.5 million to fund a portion of the purchase price for The Englass Group and used excess cash to retire $22.2 million of domestic long-term debt. The increase in the common dividend rate and the additional common shares outstanding is reflected in cash used for financing activities during the first nine months of 1997.

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

                                          PART II.  OTHER INFORMATION



Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                11   Computation of Earnings Per Common Share
                12   Computation of Ratios of Earnings to Fixed Charges
                27   Financial Data Schedule
           (b)  Reports on Form 8-K:

                         None were filed during the quarter ended
                         September 30, 1997.
















                                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRIMAS CORPORATION

Date:  November 12, 1997                     By:   /s/William E.  Meyers
                                                   William E. Meyers
                                                   Vice President - Controller
                                                   (Chief accounting officer
                                                    and authorized signatory)

                                     Exhibit Index



Exhibit
 Number                                      Description of Document

  11     Computation of Earnings Per Common Share

  12     Computation of Ratios of Earnings to Fixed Charges

  27     Financial Data Schedule