Form 10-K
period 2002-12-31
TRIMAS CORP
filed 2003-03-31
CIK 842633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Or

    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number 333-100351

TRIMAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39400 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

(Address of principal executive offices, including zip code)

(248) 631-5400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No .

There is currently no public market for the Registrant's common stock.

As of March 27, 2003, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,750,000 shares.

TRIMAS CORPORATION INDEX

ii

Forward-Looking Statements

This report contains forward-looking statements about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate" and similar words used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this report.

The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-based factors such as:

•	General Economic Conditions — our business depends upon general economic conditions and we serve some customers in highly cyclical industries.
•	Acquisition Strategy — if we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, our business strategy and financial condition and results would be negatively affected.
•	Labor Stoppages — we may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages.
•	Product Liability and Warranty Claims — we may incur material losses and costs as a result of product liability and warranty claims, as well as legacy liability issues.
•	Environmental Matters — we may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
•	Raw Material and Other Costs — increases in our raw material, labor, or energy costs or the loss of a substantial number of our suppliers could adversely affect us.
•	Competition — we operate in competitive industries and may experience increased competition.
•	Changing Technology — our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques.
•	Dependence on Key Individuals and Relationships — we depend on the services of key individuals and relationships.
•	Control by Principal Stockholder — we are controlled by Heartland, whose interests in our business may be different than those of our other investors.
•	Substantial Leverage and Debt Service — we have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations.
•	Substantial Restrictions and Covenants — restrictions in our credit facility and under the indenture governing our notes.

In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report, such as substantial leverage, limitations imposed by our debt instruments, our ability to identify attractive and other strategic acquisition opportunities and our ability to successfully separate from Metaldyne Corporation and to successfully integrate acquired businesses including actions we have identified as providing cost-saving opportunities.

We disclose important factors that could cause our actual results to differ materially from our expectations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations and ability to make payments on the notes.

We were acquired by Metaldyne (formerly MascoTech, Inc.) in January 1998 and Metaldyne did not report our results as a separate segment for 1998. As such, certain statements in this report that concern us for periods which include 1998 are based upon our review of internal records and our best estimates of certain data.

PART I

Item 1.    Business

We are a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. While serving diverse markets, most of our businesses share important characteristics, including leading market shares, strong brand names, established distribution networks, high operating margins and relatively low capital investment requirements. We estimate that approximately 70% of our 2002 net sales were in U.S. markets in which we enjoy the number one or number two market position within our respective product categories. In addition, we believe that in many of our businesses, we are one of only two or three manufacturers.

On June 6, 2002, an investor group led by Heartland Industrial Partners, L.P. ("Heartland") acquired 66% of our fully diluted common equity. Metaldyne Corporation, our former parent, retained ownership of the remaining 34% of our fully diluted common equity. As of December 31, 2002, Heartland owned approximately 55% of our fully diluted common equity. We operated as an independent public company from 1989 through 1997. In 1998, we were acquired by Metaldyne and in November 2000 Metaldyne was acquired by an investor group led by Heartland. In early 2001, we hired a new senior management team to increase our operating efficiency and develop a focused growth strategy. We believe that as an independent company, we will be better able to capitalize on our core manufacturing strengths and our significant cash flow generation capacity to exploit growth opportunities.

Our businesses are organized into three operating segments: Cequent Transportation Accessories, Rieke Packaging Systems and Industrial Specialties. Following are brief descriptions of each operating segment. For information pertaining to the net sales, operating profit and operating net assets of each segment, refer to Note 17, "Segment Information," to the financial statements included in this report.

•	Cequent Transportation Accessories: This group is a leading designer and manufacturer of a wide range of accessory products used to outfit light trucks, SUVs, recreational vehicles, passenger cars, and trailers of all types including towing and hitch systems, trailer components, electrical products, brake and rack systems, and additional towing and trailering components. We benefit from strong brand names in towing and trailering products, including Draw-Tite, Reese, Fulton, Wesbar, Bull Dog®, Crown®, ECLIPSE by HammerBlow®, HammerBlow/Snowco®, Hayman-Reese, QTB Automotive and ROLA. We are also a leading supplier of cargo management and vehicle protection products sold under trade names such as Ramp Champ, SpaceMaster, Highland Ultimate, Triple Strength, Contura, AdvanTech and Car Top. See "The Transactions and Recent Developments" section of Item 1 for recent acquisitions and the associated products. Our products and brand names have broad customer recognition and are often perceived as the quality leader in their respective market categories. We believe we have the most extensive product lines in the industry. Our products are distributed through an established national network of independent installers and wholesale distributors as well as several retail outlets such as Wal-Mart, Lowe's, Pep Boys, AutoZone and West Marine. Our products are also distributed by both automotive and trailer original equipment manufacturers, or OEMs.
•	Rieke Packaging Systems: This group is a leading specialty manufacturer of engineered closures and dispensing systems for steel and plastic industrial and consumer packaging applications. Our brand names include Rieke, TOV, Englass and Stolz. We believe that Rieke Packaging Systems has significant market share in many of its key product lines as a result of proprietary engineering and manufacturing technology, patent protected systems and strong customer relationships. We have over 25 patented or patent application pending systems or technologies. Approximately 50% of this group's 2002 net sales relate to value-added products based upon patented processes or technology. We believe this group has significant growth opportunities in the consumer products and pharmaceutical markets through the introduction of its industrial design technology to a range of consumer application. Our customers include BASF, Chevron, Coca-Cola, Colgate, Dow Chemical, Pepsi, Procter & Gamble, Sherwin Williams, Valvoline and Zeneca.
•	Industrial Specialties: This group manufactures a diverse range of industrial products, such as cylinders, flame-retardant facings and jacketings, specialty tape products, industrial gaskets and precision tools, specialty fasteners and other products for use primarily in the automotive, aerospace, construction, commercial, energy and defense markets. Our companies and brands include Monogram Aerospace Fasteners, Entegra Fasteners, Lake Erie Screw Corporation, Compac Corporation, Lamons Metal Gasket, Norris Cylinder, Arrow Engine, and the Precision Tool Company which includes the Keo Cutters, Richards Micro Tool and Reska brands. This group supplies highly engineered and customer-specific products, provides value-added design and other services and serves small markets supplied by a limited number of companies. Our customers in this group include Air Liquide, Airgas, Anderson Windows, BOC, Boeing, Caterpillar, Dana, Delta Faucets, ExxonMobil, Grainger, Honeywell, John Deere, Knauf and Shell.

We will seek to enhance our cash flow and return on assets through the following operating and growth strategies:

•	Capitalize on New Product Development Opportunities. Many of our businesses have a long history of successfully developing innovative products without the need for significant incremental capital investment. We work closely with our customers to identify new product opportunities. Once developed, new products benefit from our significant existing brand awareness and successful distribution networks. Examples of important new product extensions and innovations include towing accessories designed to carry increased weight and reduce load movement at high speeds, technically advanced cost-efficient caps, closures and dispensing systems, and unique aerospace fastening systems allowing for one-side installations on new lightweight composite aircraft materials. We believe we have significant opportunities for future product development in many of our businesses. These opportunities include foaming dispensers and vented closure systems that preserve package integrity and allow beverage containers to resist shipping damage. Our management team has implemented systematic project selection and investment criteria and intends to make greater use of outside design, marketing and product development resources in order to foster innovation in high growth product categories.
•	Pursue Strategic Niche Acquisitions. We have a successful history of completing acquisitions, having made over 25 since 1986. We believe we have significant opportunities for strategic acquisitions that will supplement existing product lines, add new distribution channels, increase production capacity, provide new cost-effective technologies, expand our geographic coverage or enable us to absorb overhead costs more efficiently. Our principal focus will be on product line extension and service enhancements for key customers. We believe that there are many relatively small (less than $100 million in sales), privately owned companies with limited product lines that lack the capital to grow their business independently or consolidate their respective markets and that these companies are likely to be attractive acquisition candidates.
•	Continue to Aggressively Pursue Cost Savings Initiatives. In 2002, our new management team continued the implementation of a detailed plan to consolidate like-kind business units and eliminate duplicative costs through a 10% headcount reduction, the consolidation of manufacturing and distribution facilities and the development of a comprehensive set of benefit programs to replace 20 different legacy plans. Our net cash investment to implement this program is expected to be $17.9 million, of which approximately $16.9 million has been incurred through

December 31, 2002. We expect this program to result in annual cost savings for completed actions of approximately $25.0 million by the second quarter of 2003. We believe that, as we implement our acquisition strategy, we will have additional opportunities to consolidate plants, distribution centers and sales forces and better absorb fixed costs.
•	Continue to Emphasize Strong Free Cash Flow. We have grown by making selective acquisitions using disciplined acquisition criteria that focus on high margin businesses in niche markets with relatively low capital requirements. Our capital expenditures averaged approximately 4.3% of net sales from 1990 through 2002.
•	Capitalize on Cyclical Recoveries. Several of our businesses sell into industrial markets that experienced cyclical volume declines during 2002 as a result of general economic conditions as well as a sharp liquidation of industrial inventories. In response, management has aggressively pursued cost savings opportunities and projects and has reduced our operating costs. While the timing of a recovery in cyclical markets is uncertain, we believe that we are well positioned to experience further margin improvement if volume increases given our lower cost structure. Construction equipment, recreational vehicle and light and heavy duty truck sales, towing and trailering accessories, defense, aerospace and agricultural machinery are among the cyclical industries that we serve.
•	Leverage Economies of Scale and Utilize World Class Operating Practices. By increasing our scale, we will have opportunities to improve supply base management, internal sourcing of materials and selective out-sourcing of support functions, such as risk management, logistics and freight management. For example, management is introducing sophisticated supplier ranking systems, preferred vendor volume-for-price reduction programs and other strategies for reducing Cequent Transportation Accessories' annual spending on material costs, which is spread among nearly 1,600 suppliers. In addition, Cequent Transportation Accessories has established a sales force to serve as "one face to the customer" to its retail channel and to deliver a cohesive sales program and category management that represents the full portfolio of the Cequent Transportation Accessories' products.

The Transactions and Recent Developments

On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265 million in us and acquired approximately 66% of our fully diluted common stock. As a result of the investment and other transactions described below, Metaldyne received $840 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million. In addition, Metaldyne received a warrant to purchase 750,000 additional shares of our common stock valued at $15 million. The common stock and warrants are valued based upon the cash equity investment made by Heartland and the other investors. Immediately following the transactions, Heartland and Metaldyne owned approximately 55% and 34% of our fully diluted common stock, respectively.

To effect the transactions contemplated by the stock purchase agreement, we entered into a senior credit facility consisting of a $150 million revolving credit facility and a $260 million term loan facility and a $125 million receivables facility, issued approximately $352.8 million of 9 7/8% senior subordinated notes due June 2012 and raised $265 million in cash through the issuance of common stock. We used borrowings under our credit facility and proceeds from the senior subordinated notes offering to repay borrowings made by our subsidiaries under the Metaldyne credit agreement in November 2000, to repay certain debt that our subsidiaries owed to Metaldyne and its other subsidiaries and to repurchase receivables balances we originated and sold under the Metaldyne receivables facility. Prior to the closing of the transactions contemplated by the stock purchase agreement, we declared and paid a cash dividend equal to the difference between the $840 million and the aggregate amount of such debt repayment and receivables repurchase. We also issued the warrant as a dividend. We were released from all of our obligations under the Metaldyne credit agreement in connection with the transactions. See the information under Item 13

"Certain Relationships and Related Transactions." We refer to the June 6, 2002 common equity issuance to Heartland and the related financings as the "transactions."

In December 2002, the Company issued an additional $85 million of 9 7/8% senior subordinated notes due 2012. The proceeds, net of fees paid to the initial purchasers, approximated $84.1 million and have been designated for the repurchase of 1 million shares of the Company's common stock from Metaldyne at $20 per share, to fund potential acquisitions, for debt repayment and for other general corporate purposes.

On January 30, 2003, we acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America, from 2000 Riverside Capital Appreciation Fund, L.P. and other stockholders of HammerBlow for a purchase price of approximately $142.5 million (less our previous investment of $9.0 million), subject to adjustment. Of this amount, $7.5 million of the purchase price is payable in January 2004. On a pro forma basis to account for its recent acquisitions, HammerBlow had annual sales of approximately $108.0 million for the twelve months ended November 30, 2002.

On February 21, 2003, we acquired all of the capital stock of Highland Group Industries ("Highland") from the shareholders and option holders of Highland and FNL Management Corp. for a purchase price of approximately $70.5 million, plus the amount of future tax benefits. The purchase price is subject to adjustment based upon actual working capital and taxes owed at closing. For the year ended December 31, 2002, Highland had net sales of approximately $50.4 million.

On March 6, 2003, the Company completed its registered exchange offer whereby the Company exchanged $352.8 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012 in exchange for like amount of outstanding 9 7/8% senior subordinated notes due 2012. The Company's registration statement on Form S-4 was declared effective by the Commission on February 5, 2003. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments arising from the June 6, 2002 notes issuance.

Our Products

The principal products of our business segments are summarized below:

Cequent Transportation Accessories	Rieke Packaging Systems	Industrial Specialties
•  5th wheel hitches
•  Accessories for marine
vehicles
•  Ballmounts
•  Brake controllers
•  Cargo liners
•  Couplers
•  Dual Port System hitches and
accessories
•  Floor mats
•  Hitch accessories
•  Hitch mounted accessories
•  Industrial/agricultural umbrellas
•  Lifting, leveling and adjusting
products
•  Portable toilets
•  Roof racks
•  Single receiver hitches
•  Splash guards
•  Sway controls
•  Tie downs
•  Towing electrical accessories
•  Trailer brakes
•  Trailer lighting products
•  Travel carriers
•  Weight distribution hitches
•  Winches
•  Wiring harnesses
• Working tables	• Bottle closures and
dispensers
•  Drum closures and
dispensers
•  Pail closures and dispensers
•  Plastic industrial container
closures
•  Plastic industrial dispensing
products
•  Rings and levers
•  Specialty installation tooling
•  Specialty pumps
•  Specialty sprayers
• Steel installation tooling	• Blind bolt fasteners
•  Combined drill and
countersinks
•  Cylinders for acetylene
treating finishing services
•  End mills
•  Ferrous specialty alloy
fasteners
•  Fiberglass facings
•  Flame-retardant facings and
jacketing.
•  Heat jacks
•  High pressure gas cylinders
•  Insulation tape
•  Key seat cutters
•  Large diameter cartridge
casings
•  Metallic industrial gaskets
•  NC spotting drills
•  Nonferrous specialty alloy
fasteners
•  Nonmetallic industrial
gaskets
•  One piece aerospace
fasteners
•  Precision cutting tools
•  Pressure-sensitive specialty
tape products
•  Ring joint gaskets
•  Self-threading specialty
fasteners
•  Specialized metallurgical and
finishing services
•  Specialized screws
•  Specialty engine and service
parts
•  Spline gages and master
gears
•  Vapor barrier facings and
jacketing

Cequent Transportation Accessories

Cequent Transportation Accessories offers a wide range of products that are used to "outfit and accessorize" light trucks, SUVs, recreational vehicles, passenger cars and trailers of all types, and operates as three business units: (i) Towing Products, which includes Reese and Draw-Tite branded products; (ii) Trailer Products, which includes Fulton and Wesbar branded products; and (iii) TriMas Pty, Ltd., an Australian-based business, which includes ROLA roof rack products and Hayman-Reese branded products, as well as QTB Automotive, a supplier of towing products and towing accessories to automotive OEMs in Australia. We are a leader in the design, manufacture and distribution of towing systems products for light trucks, SUVs, passenger cars, recreational vehicles, as well as trailer OEM and trailer aftermarket customers. We believe that our product lines and brand names are the most recognized and extensive in the transportation accessories industry, enabling us to provide custom-designed products for virtually every towing and trailering need. Our main products categories include:

•	towing and hitch equipment, such as ballmounts and draw bars, hitch receivers, 5th wheel hitches and weight distribution components;
•	electrical accessories, such as trailer lighting products and wiring harnesses;
•	brakes and related brake components for both towing vehicles and trailers;
•	trailer components, such as winches, jacks, couplers, fenders and ramps; and
•	other accessories, such as bike racks, cargo carriers, hood protection, light and receiver tube covers and marine locks.

We believe that opportunities for internal growth in Cequent Transportation Accessories include increasing sales to mass merchants and specialty retail chains, new product offerings in the trailer brake systems and lighting categories, and increased volume in its newest patented product offering, Dual Port System hitches, and its related accessories.

•	Mass merchants (Wal-Mart), home centers (Lowe's and Home Depot), and specialty auto retailers (Pep Boys, AutoZone and CSK Auto) are now requiring suppliers to provide complete category management, demographic analysis and product offerings that enhance the individual retailer's "gross margin per square foot." Mass merchants are also consolidating categories to drive out costs and more broadly leverage existing relationships. We believe we are well positioned to take advantage of these trends, and we are implementing a supply-chain and category management strategy to increase these customers' switching costs.
•	Trailer brakes represent a new product category that we believe will allow us to utilize our existing supply relationships with OEM trailer manufacturers to seek a greater share of their trailer component purchases. We have introduced a new line of brake actuators which, when bundled with our existing brake product lineup, enable us to offer greater content per trailer to the trailer OEMs. We are also broadening our traditional focus on Wesbar-branded waterproof trailer lighting to include a full line of non-waterproof lights designed to capture a greater share of the cargo and utility trailer market.
•	Our recently introduced Dual Port System is an innovative and patent-protected category of towing hitches designed to add greater stability and carry more weight than traditional rear-of-vehicle applications. Applications include bike carriers, cargo trays and enclosed cargo carriers. We believe that our Dual Port System and related accessory volume represent a significant growth opportunity over the next several years.

The transportation accessories market is comprised of a large and highly fragmented supplier base. We believe that we offer a substantially broader range of products than our competitors. Through selective acquisitions, product line extensions and use of our extensive distribution channels, we believe we have an opportunity to become the broadest service and product line supplier to OEMs, installers, retailers and the aftermarket. The nature of this product breadth, coupled with our channel strength, will enable us to develop relationships with our customers that facilitate better inventory management throughout the entire supply chain and thereby enhance our operating results.

Marketing, Customers and Distribution

We have over 70 professionals within Cequent Transportation Accessories employed in sales, marketing, and product management activities across all customer channels. We have over 30 strategic market representatives, with focused sales and account management accountability with specific customer relationships. We employ a dedicated sales force in each of the primary channels including retail, national account/OEM, installer/distributor, trailer OEM, and trailer aftermarket/distributor.

Cequent Transportation Accessories' products are distributed through a variety of channels. The Towing Products group principally distributes through three channels. Draw-Tite products are distributed through a network of 60 distributors and over 4000 independent installer shops, 450 of which carry Draw-Tite products on an exclusive or preferred basis. Our Reese towing products, comprised principally of heavy-duty hitches, electrical and brake-controller products, are distributed through recreational vehicle distributors, the retail channel, as well as through Reese installers who sell to the heavy-duty professional towing segment. We have a strong presence in the retail channel with mass merchants, such as Wal-Mart, Lowe's, and Home Depot, as well as specialty auto retailers, such as Pep Boys, AutoZone and CSK Auto. We believe that we are the largest supplier to mass retailers within our industry and that our relationships with these customers provide us with a significant competitive advantage and position us for future growth. In addition, we believe we are also the largest supplier of heavy-duty hitches and a range of accessories to the distributor and independent installer channels. Approximately 55% of our towing and other non-trailer products are sold through our installer and distributor channel. Traditional recreational vehicle distributors account for approximately 25% of our sales. Mass retailers account for approximately 20% of our sales, with the remainder of our business in other retail and OEM distribution.

Our Fulton and Wesbar-branded trailer and related accessory products are sold directly to major trailer OEMs, recreational vehicle distributors, as well as mass retailers. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. We rely upon strong historical relationships, significant brand heritage, and our broad product offering, to bolster our trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft, large commercial-industrial trailer users, as well as horse and stock trailering customers. We believe that the breadth of our customer penetration, coupled with the recognition of our strong brands, provides a natural barrier to entry and allows us to build a scalable platform for bundling of various applications and product extensions in all channels.

Manufacturing

As part of an integration and consolidation plan that was executed in the second half of 2002, Towing Products' manufacturing and warehousing processes were being consolidated into a single, approximately 350,000 square-foot, efficient-flow manufacturing and warehouse center in Goshen, Indiana. The previous locations in Canton, Michigan and Elkhart, Indiana will be closed in 2003. The Trailer Products group performs all metal-fabrication and converting manufacturing at its Mosinee, Wisconsin facility. Electrical products manufacturing for both the Towing and Trailer Products groups is performed at a single contract manufacturing facility in Reynosa, Mexico.

The nature of the industry requires the Towing Products group to manufacture in small batches, and in significant variety as a result of the need to maintain after-market inventory and maintenance of designs for 10-15 years on nearly every light vehicle for which there is likely to be a towing application. In this "job shop" environment, we seek to maintain a lean, "quick change" manufacturing culture and system. This plant is vertically integrated to receive raw materials and convert them to finished products through three major steps: stamping and related methods of forming, cutting, punching, boring and prepping; welding and assembly of components; and cleaning, coating, painting and inspection of finished products. We also maintain vacuum forming and blow forming processes for plastic accessories, an in-house wire harness design and manufacturing capability, one of the industry's largest research and development facilities for both testing and design, and a "hub and spoke" distribution system with capability to meet 24-hour delivery needs for our customers.

The Trailer Products group's 190,000 square-foot Mosinee, Wisconsin facility contains a wide range of manufacturing, distribution and research and development capabilities. Major processes at this facility include metal stamping (up to 800 ton press capacity), a steel tube mill, thread rolling and riveting, high-volume welding and assembly, significant in-house mechanical and electrical engineering capabilities and in-house tool, die and equipment maintenance capabilities. We believe these capabilities provide us with strategic cost advantages relative to our competition. In 2001, the Trailer Products unit implemented the first phase of its cost savings plan, consolidating Wesbar's West Bend, Wisconsin trailer components' selling and administrative functions and all production activities into the Mosinee facility. The second phase of this cost savings plan was the consolidation in the fourth quarter of 2002 of the remaining production of our Wesbar electrical products, previously in Peru, Indiana, into our Reynosa, Mexico facility.

We also have a towing products business in Australia which consists of three business units. We manufacture, market and distribute ROLA roof racks, Hayman-Reese towing products for the aftermarket, as well as OEM towing products through our QTB Automotive unit.

Cequent Transportation Accessories conducts extensive testing of its products in an effort to assure high quality and reliable, safe product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation equipped trailers and towing vehicles. Extensive product testing programs are intended to improve product safety and reliability and to reduce manufacturing costs.

Competition

We believe that Cequent Transportation Accessories is the largest North American manufacturer and distributor of towing systems and trailer products. The competitive environment for towing and trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the strongest and largest of which tend to focus in narrow product categories. For instance, across the various products only a few competitors of ours maintain a significant or number-one market share in more than one specific product area. By comparison, we compete on the basis of the broad range of our products, the strength of our brands and distribution channels, as well as quality and price-value. Our most significant competitors in towing products are Valley (AAS), Putnam and Curt. Trailer Products' competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of Trailer Products' broad product portfolio.

Rieke Packaging Systems

Rieke Packaging Systems is a market leader in the design and manufacture of steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. We manufacture high performance, value-added products designed to enhance the ability of a customer to store, ship, process and dispense various products in the industrial, agricultural, consumer and pharmaceutical markets. Our companies, including Rieke, TOV, Englass and Stolz, are well recognized in their markets.

•	Rieke designs and manufactures traditional industrial closure and dispensing products in North America, where we believe it has significant market shares for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs;
•	Englass, located in the United Kingdom, focuses on pharmaceutical and personal care closures and dispensers and possesses product and engineering knowledge that is applicable in the dynamic consumer dispensing market in North America and in multiple other markets;
•	Stolz, located in Germany, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications; and
•	TOV, located in Italy, specializes in the lever and ring closures that are used in the European industrial market.

In general, we have focused on profitable niche markets rather than commodity products, such as generic bottle caps, due to the higher associated margins. We believe that our experience with these more highly engineered products provides us numerous opportunities to extend our products portfolio into new markets, particularly within consumer markets in North America. In the North American consumer market, there is an emphasis on unique packaging forms and stylized containers and dispensers on which we have begun to focus our research and development capabilities. Examples of higher margin, niche consumer products that we have begun to distribute are finger operated, patented, non-aerosol foamers for hair and body care, patented closures for orange juice, patented twin airless dispensers and milk dispensers with Tetra Pak cartons. In addition, we are currently manufacturing medical devices to mix water and detergent for dialysis machines, plastic dispensers that are National Sanitation Foundation-approved for food applications to replace previously approved stainless steel pumps and a pump for highly viscous products. Rieke has also patented a consumer paint delivery system for 1 gallon and 1 quart containers that reduces paint spoilage due to exposure to air. We have received positive responses from the paint and solvent market and are currently manufacturing this delivery system for a major paint manufacturer. Rieke has focused on the large volume opportunities available in the chemical consumer packaging market by developing lower cost, high performance dispensing systems which are applicable to a variety of pharmaceutical products as well as personal care items, household and industrial chemicals, automotive fluids and cleaners and food products. All of these new products represent improved functionality and style relative to existing products in the marketplace and will provide Rieke with additional growth opportunities in new markets with new customers.

Marketing, Customers and Distribution

Rieke Packaging Systems' customers represent a variety of industries, including container manufacturers and independent distributors. We engage in significant direct marketing to manufacturers of chemical, paint, petroleum and consumer products and because of this approach, a significant portion of Rieke's products are specified by end-users who also use Rieke's specialty tooling equipment to install the products. Installation in customer drum and pail plants of unique Rieke-designed insertion equipment and tools which may be used only on Rieke manufactured closures and dispensers allows us to generate a high degree of customer loyalty while maintaining appropriate product pricing. We believe that our high level of customer recognition is due to our emphasis on product development, product quality and performance characteristics and the maintenance of customer service standards. We have also been successful in creating significant bundling opportunities for a variety of our items by providing the broadest scope of products to customers. To this end, we provide attractive pricing to the customer in exchange for developing a preferred supplier status with respect to all associated products for a number of years.

We employ a direct sales force of approximately 20 people. Our primary customers include Coca-Cola, Diversey, Dow Chemical, BASF, Chevron, Go-Jo, Sherwin Williams, Pepsi, Proctor & Gamble, Valvoline, Colgate, Bayer/Monsanto, Zeneca and major container manufacturers around the world. We maintain a customer service center that provides technical support for the various systems and tooling supplied by us as well as other technical assistance to customers to reduce overall production costs. We also provide extensive in-house design and development technical staff to provide a solution to customer requirements for closures and dispensing. We have also begun to cross-market successful European products, such as rings and levers, to the North American market utilizing our direct sales force. We also cross-sell the Stolz and Englass products throughout the NAFTA and South American markets.

Manufacturing

Rieke Packaging Systems maintains its global headquarters and manufacturing and technology center in Auburn, Indiana and has manufacturing operations in Canada, Mexico, England, Germany and Italy with contract manufacturing in Asia. We also maintain distribution facilities in South America and the Far East to serve our global customer base. Industrial container closures and specialty dispensing and packaging products are manufactured using metal forming and plastic injection molding technologies, supplemented by automated assembly and material handling systems. Facilities in all locations have technologically advanced injection molding machines as well as automated, high-speed assembly equipment for multiple component products. Consolidation actions are underway in Europe to concentrate (i) all plastic molding throughout Europe into our Neunkirchen, Germany facility; (ii) all metal forming capabilities into our Valmadrera, Italy facility; and (iii) our assembly and "clean room" capabilities into our Leicester, England facility. In North America, both metal forming and injection molding operations will be located in Auburn and Hamilton, Indiana. Our Mexico City, Mexico facility will focus solely on lower volume injection molding where multiple, labor-intensive components will be assembled.

We believe that research and development are an essential component of our manufacturing capabilities. For more than 75 years, Rieke's product development programs have provided innovative and proprietary product solutions, such as ViseGrip® steel flange and plug closure, the Poly-ViseGrip® plastic closure, the all plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout and the ViseGrip® drum closure. We have over 25 patented or patent application pending systems or technologies. Approximately 50% of this group's 2002 net sales relate to value-added products based upon patented processes or technology.

A critical component of our growth, and maintenance of our market position, depends upon the successful and cost-effective implementation of new products and technologies, such as the shift from aerosol dispensing to foamer technologies and the continuing shift of materials to plastics. We have a core competence in the design, engineering and marketing of small, plastic, injection molded dispensers and closures for industrial packaging. We intend to employ this competence in pursuing opportunities within the consumer packaging market in a manner similar to our Englass branding strategy in Europe.

Competition

We believe that Rieke is the largest manufacturer in North America of steel and plastic industrial container closures and dispensing products. Primary competitors in the industrial closure market include American Flange (division of Greif Brothers), Technocraft (India), and Bericap (Germany). Dispensing products is a highly fragmented market with few large suppliers with the exception of Rieke, Calmar, Indesco and Seaquist (Aptar Group). Rieke's regional, niche market competitors include Airspray and Taplast.

Industrial Specialties

Our Industrial Specialties group designs and manufactures a range of industrial products for use in niche markets within the industrial automotive, aerospace, construction, commercial, energy and defense markets. Such products include precision tools, fasteners, gaskets, cylinders, steel munitions casings and shells, pressure sensitive tape and vapor barrier facings, and specialized oil and gas field engines. In general, our products are highly engineered and customer-specific items that are sold into niche markets with few suppliers. These products are manufactured under a number of brand names, including Monogram Aerospace Fasteners, Entegra Fasteners, Lake Erie Screw, Compac Corporation, Norris Cylinder, Arrow Engine, Keo Cutters, Richards Micro Tool and Reska Spline Products and, where useful, we seek to maintain the names for customer brand recognition. These products include:

•	Industrial fasteners, comprised of large diameter bolts, customized specialty bolts and small diameter specialty screws used in a variety of industrial applications such as automotive and furniture and fixtures;
•	Specialty aerospace fasteners, comprised of permanent blind bolt and temporary fasteners used in aircraft construction and other aerospace applications;
•	Metallic and non-metallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in North America;
•	Flame-retardant facings and jacketings used in connection with fiberglass insulation as temperature and vapor barriers and pressure-sensitive specialty tape products used for insulation;
•	Precision cutting tools, such as combined drills and countersinks and carbide end mills along with precision spline gages;
•	Specialty engines, chemical pumps and engine replacement parts serving principally the oil and natural gas extraction market;
•	Large diameter cartridge casings provided to the U.S. and foreign defense markets; and
•	Most categories of industrial gas cylinders used by global industrial gas and chemical companies.

We manufacture standard and custom-designed ferrous, nonferrous and special alloy fasteners and highly engineered specialty fasteners for both the domestic and international general industrial and aerospace industries. We specialize in manufacturing fasteners and other cold formed products, generally in sizes ¼" to 1¼" and also manufacture both ferrous and nonferrous standard and specialty-designed small diameter fasteners, generally in sizes 5/8" and smaller. Our design and engineering capabilities enable us to formulate fastener product programs to meet demanding metallurgical and performance specifications for a wide variety of customers. We also provide commercial heat treating and specialized metallurgical and finishing services (e.g., plating) for fastener products used in various markets.

We are also a leader in the development of blind bolt fastener technology for the aerospace industry. Our Visu-Lok®, Visu-Lok II®, Composi-Lok®, OSI® Bolt and Radial Lok® blind bolts which allow sections of aircraft to be joined together when access is provided to only one side of the airframe, are easier to install, provide certain cost efficiencies over conventional two-sided fastening devices, and offer robotic-friendly installation.

Our fastener products are sold to distributors and manufacturers in the agricultural, light and heavy duty truck, construction, fabricated metal product and commercial and industrial maintenance markets. Additional markets for our products include building products, heating and air conditioning, lawn and garden, recreational, and furniture and fixtures.

We also manufacture flame-retardant facings and jacketings and insulation tapes used in conjunction with fiberglass insulation as vapor barriers. These products are principally used for commercial and industrial construction applications, and are sold to all major manufacturers of fiberglass insulation. Our product line also includes pressure-sensitive specialty tape products that are marketed to insulation manufacturers as well as to numerous other customers. Pressure-sensitive products for the insulation industry are utilized for sealing pipe jacketing, ducts and fiberglass wrappings to increase the efficiency and cost effectiveness of heating and cooling installations. Combined with facing and jacketing products, pressure-sensitive specialty tapes enable us to offer customers the only complete systems approach to insulation installation. With important product positions in several specialty tape markets, we are expanding our presence in the industry utilizing an asphalt coater in residential insulation applications. Utilizing existing pressure-sensitive adhesive technologies, we continue to develop new product programs to expand our pressure-sensitive product positions into sub-segments of existing markets, including the electronics and transportation industries.

We are also one of only three North American suppliers of a complete line of large and intermediate size, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases. Our large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, we offer a complete line of low-pressure cylinders used to contain and dispense acetylene gas for the welding and cutting industries. We market cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups, as well as equipment manufacturers. Cylinder products are sold through internal sales personnel who operate in distinct geographic sales regions.

We also manufacture and distribute metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. Gaskets and complementary fasteners are supplied both for original installations and replacement and maintenance. Gasket sales are made directly from the factory to major customers through eleven company-operated distribution facilities in major regional markets, or through a large network of independent distributors.

The Industrial Specialties group also produces a variety of specialty precision tools such as combined drills and counter sinks, NC spotting drills, key seat cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components. Principal markets served by these products include the automotive, aerospace, appliance, electronics, energy and defense industries.

Marketing, Customers and Distribution

The customers of our Industrial Specialties group are within numerous industries, primarily aerospace, construction, commercial, automotive and defense. Given the niche nature of many of our products, our Industrial Specialties group relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. In many of the markets this group serves, its companies' brand names are synonymous with product applications. The narrow end user base of many of these products makes it possible for this group to respond to customer-specific engineered applications and provide a high degree of customer service. This group serves both OEM and aftermarket customers in a wide variety of end markets including energy, petrochemical, oil and gas, automotive, electrical, agricultural, heavy duty truck, medical, aerospace, industrial and defense.

Manufacturing

Our Industrial Specialties group employs various manufacturing processes including annealing, CNC machining and stamping, fluting, forging, threading, coating, cold heading and forming, heat treating and plating, laminating and splitting, and deep-draw stamping that requires high tonnage presses. We are in the process of restructuring this group to shed excess capacity and eliminate sub-optimal facilities that carry duplicative cost structures. We have merged fastener and bolt manufacturing capacity and consolidated down stream processing functions including heat treating and plating at our Frankfort, Indiana operations. We will also use the Frankfort facility as the "pick and pack" shipping, distribution and warehouse location effectively eliminating these functions elsewhere. All industrial fastener production will be funneled through the Frankfort facility for final operations, thereby significantly reducing the amount of duplicative resources within the group. Executive management, sales and support functions such as human resources, accounting, information technology and purchasing will also be consolidated into one organization within the industrial fastener companies.

We are also in the process of restructuring our gasket products manufacturing by moving a significantly higher share of manufacturing to our newly built, technologically-advanced gasket manufacturing and headquarters facility in Houston, Texas and eliminating duplicative infrastructure activities that can now be consolidated into this headquarters. Currently, we operate 11 disparate gasket manufacturing operations throughout the country. Under this consolidation, we will generate significant savings from the rationalization of inefficient operations and the shift to centralized manufacturing using current information technology systems and third-party logistics vendors to provide parts just-in-time to customers.

Competition

This group's primary competitors include Fontana, Nucor and Infasco in industrial fasteners; TAF (Textron) and Fairchild Fasteners (Alcoa) in aerospace fasteners; Garlock (EnPro) and Flexitallic in gaskets; Texsteam, Williams Pumps and Continental Engine Line in engines; Harsco and Worthington in cylinders; 3M and Adco in pressure sensitive tapes; Johns Manville in asphalt coating and laminating vapor barriers; and Lavalin and Chamberlain in shell casings. This group's units supply highly engineered and non-commodity, customer specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty and supplement low-cost, know-how based manufacturing skills in each business's overall competitive advantage equation.

Materials and Supply Arrangements

We are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins and energy. Metaldyne entered into several purchasing arrangements for its and our steel and energy requirements that we previously benefited from as a Metaldyne subsidiary. We and Metaldyne have agreed to cooperate to provide each other with the benefits of these agreements in the future, but these benefits may not continue to be available to us. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. Steel is purchased primarily from steel mills with pricing guarantees in the six-to twelve-month time frame. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. For most polyethylene purchases, we will negotiate the effective date of any upward pricing (usually 60 days). Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

Employees and Labor Relations

As of December 31, 2002, we employed approximately 3,770 people, of which approximately 12% were unionized. At such date, approximately 19% of our employees were located outside the U.S. Employee relations have generally been satisfactory. We cannot predict the impact of any further unionization of our workplace.

Seasonality; Backlog

Sales of towing and trailer products within Cequent Transportation Accessories are generally stronger in the first and second quarters, as trailer OEMs, distributors and retailers acquire product for the spring selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business.

Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. Some of our subsidiaries have been named as potentially responsible parties under the Federal Superfund law or similar state laws at several sites requiring cleanup based on disposal of wastes they generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. See Item 3, "Legal Proceedings." In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties which were subject to sale-leaseback transactions in the past 18 months for which we have provided environmental indemnities to the lessor.

We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Based on information presently known to us and accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, however, and we may incur material costs or liabilities in the future that could adversely affect us. Potentially material expenditures could be required in the future. For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.

Intangibles and Other Assets

Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $286 million at December 31, 2002, net of accumulated amortization. We engaged an independent valuation expert to assist us in valuing our intangible assets in connection with the acquisition of Metaldyne by Heartland. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

Customer relationships

We have developed and maintained stable, long-term buying relationships with customer groups for specific branded products and/or niche market product offerings within each of our operating groups.

Useful lives of customer relationship intangibles range from six to forty years and have been estimated using historic customer retention and turnover data. Other factors contributing to estimated useful lives include the diverse nature of niche markets and products for which the Company has significant share, how customers in these markets make purchases and these customers' position in the supply chain.

Trademarks and Trade Names

Each of our operating groups designs and manufactures products for niche markets under various trade names and trademarks including Draw-Tite, Reese, Fulton, Wesbar, Rieke Packaging Systems, Lake Erie Screw, Visu-Lok®, Poly-ViseGrip® and FlexSpout® among others. Our trademark/trade name intangibles are well-established and considered long-lived asset that require maintenance through advertising and promotion expenditures. Estimated useful lives of our trademark/trade name intangibles are forty years.

Technology

We hold a number of U.S. and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies, particularly within Rieke Packaging Systems. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our Technology intangibles range from five to thirty years and are determined in part by any legal, regulatory, or contractual provisions that limit useful life. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

Annually, or as conditions may warrant, we assess whether the value of our identified intangibles has been impaired. Factors considered in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitor activities and other economic factors. We continue to invest in maintaining customer relationships, trademarks and trade names, and the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors.

International Operations

Approximately 13.5% of our net sales for the fiscal year ended December 31, 2002 were derived from sales by our subsidiaries located outside of the U.S., and we may significantly expand our international operations through acquisitions. In addition, approximately 10.6% of our operating net assets as of December 31, 2002 were located outside of the U.S. We operate manufacturing facilities in Australia, Canada, England, Germany, Italy, Mexico and the United Kingdom. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories and roof rack systems with approximately 220 employees. Our Canadian operations, with approximately 140 employees, include the production and distribution of towing products through Cequent Transportation Accessories, distribution of closures and dispensing products through Rieke Packaging Systems' U.S. operations, and the manufacturing and distribution of gaskets produced in three gasket facilities. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 65 employees. Englass produces specialty sprayers, pumps and related products in one facility. TOV, a manufacturer of specialty steel industrial container closures, operates in one location in Italy. In Germany, Stolz has one facility that manufactures a wide variety of closures for industrial packaging markets. In Mexico, we conduct contract manufacturing of Cequent Transportation Accessories' electrical products and accessories. Additionally, Rieke's Mexico City operations produce steel and plastic drum closures and dispensing products in one factory. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 17, "Segment Information," to the financial statements included in this report.

Sales outside of the United States, particularly sales to emerging markets, are subject to various risks which are not present in sales within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating portions of our cash flow from non-U.S. subsidiaries.

Item 2. Properties

Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2003 through 2022 and are all renewable, at our option under various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland for a term that expires in January 2007. See Item 13, "Certain Relationships and Related Transactions." Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

The following list sets forth the location of our principal owned and leased manufacturing facilities at December 31, 2002 and identifies the principal operating segment utilizing such facilities. Multiple references to the same location denote separate facilities or multiple activities in that location. The Company maintains its corporate office in Bloomfield Hills, MI, a leased facility.

Cequent Transportation Accessories	Rieke Packaging Systems	Industrial Specialties
United States:	United States:	United States:
Indiana:	Indiana:	California:
Elkhart	Auburn	Commerce
Goshen(1)	Hamilton(1)	Riverbank(2)
Peru(4)		Vernon
Michigan:	Foreign:	Illinois:
Canton	Canada:	Wood Dale(1)
Wisconsin:	Sarnia, Ontario(1)	Indiana:
Mosinee(1)	Germany:	Frankfort(3)
	Neunkirchen	Louisiana:
Foreign:	Italy:	Baton Rouge
Australia:	Valmadrera	Massachusetts:
Dandenmong, Victoria	Mexico:	Plymouth(1)
Regents Park, New South Wales(1)	Mexico City	Michigan:
Wakerley, Queensland(1)	United Kingdom:	Warren(1)
Canada:	Leicester	New Jersey:
Oakville, Ontario		Edison(1)
Netcong
Ohio:
Lakewood
Oklahoma:
Tulsa
Texas:
Houston(1)
Longview

Foreign:
Canada:
Fort Erie, Ontario(1)
Sarnia, Ontario(1)

(1)	Represents a leased facility. All of such leases are operating leases.
(2)	Owned by U.S. Government, operated by TriMas under a facility maintenance contract.
(3)	A portion of this facility is leased.
(4)	Represents a leased manufacturing facility whose operations were consolidated into a new facility in October 2002.

We have entered into a number of sale-leaseback transactions with respect to nine real properties in the United States and Canada. Pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property locations to a purchaser and, in turn, entered into separate leases with the purchaser having a 20-year basic lease term plus two separate 10-year renewal options. The renewal option must be exercised with respect to all, and not less than all, of the property locations. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases.

Item 3.    Legal Proceedings

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. We estimate that we will have no share of the clean-up expense at this site. The plaintiffs had sought other relief such as reimbursement of response costs and injunctive relief from the defendants under CERCLA and other similar state law theories, but the consent decree governs the remedy. The defendants are negotiating a Consent Decree with the United States, which will dismiss the defendants from the case subject only to the failure of the State of California to perform under its consent decree with the defendants. Additionally, we and approximately 60 other entities including the State are defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. The Superior Court of the State of California has issued an order dismissing all plaintiffs in the action. Plaintiffs have an opportunity to appeal. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up will not exceed $150,000, for which the Company has insurance proceeds. Plaintiff had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

As of March 26, 2003, we were a party to approximately 502 pending cases involving an aggregate of approximately 24,363 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that there may be excess insurance policies of former owners available to us that we are in the process of reconstructing, but they may not be available. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect on our financial condition or future results of operation. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

No trading market for the Company's common stock exists. We did not pay dividends in 2001 and except for the dividend paid to Metaldyne in connection with the June 6, 2002 common stock issuance and related financing transactions, we did not pay dividends in 2002 on our common stock. Our current policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Note 11 to the Company's consolidated financial statements captioned "Long-term Debt," included in Item 8 of this report.

On March 27, 2003, there were 8 holders of record of our common stock.

There were no securities authorized for issuance under any equity compensation plan during 2002.

None of our securities which were not registered under the Securities Act have been issued or sold by us within the past three years except as follows:

1.    On June 6, 2002, we issued 13,250,000 shares of common stock to Heartland and other investors in connection with the transactions.

2.    On June 6, 2002, we issued to Metaldyne a warrant to purchase 750,000 shares of common stock in connection with the transactions.

The issuance of the securities described above was exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. All recipients had adequate access to information about us at the time of their investment decision.

Item 6.    Selected Financial Data

The following table sets forth our summary historical financial data for the five years ended December 31, 2002. The financial data for the fiscal years ended December 31, 1999, 2000 and 2001 has been derived from our audited combined financial statements and notes to those financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for fiscal year ended December 31, 2002 has been derived from our audited financial statements and notes to those financial statements which have been audited by PricewaterhouseCoopers LLP, independent accountants. The financial data for the fiscal year ended December 31, 1998 has been derived from our unaudited combined financial statements.

In reviewing the following information, it should be noted that there is significant non-comparability across historic periods. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common equity to an investor group led by Heartland. We did not establish a new basis of accounting as a result of this common equity issuance, due to the continuing contractual control by Heartland. Our combined financial information for the periods prior to June 6, 2002 includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributed to us, which are deemed by management to be reasonable but are not necessarily reflective of those costs to us on an ongoing basis. Prior to June 6, 2002, we were owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. The pre-acquisition basis of accounting for periods prior to November 28, 2000 are reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis and are therefore not comparable. In January 1998, we were acquired by Metaldyne and established a new basis of accounting as a result of this acquisition. Prior to January 1998, we operated as an independent public company.

	Pre-Acquisition Basis			Post-Acquisition Basis
	Year ended December 31, 1998(1)	Year ended December 31, 1999	1/1/2000- 11/27/2000	11/28/2000- 12/31/2000	Year ended December 31, 2001	Year ended December 31, 2002
	(Dollars in thousands)
Statement of Operations Data:
Net sales	$707,180	$773,100	$739,590	$50,640	$732,440	$733,580
Cost of sales	485,280	529,910	524,400	37,300	543,310	552,350

Gross profit	221,900	243,190	215,190	13,340	189,130	181,230
Selling, general and administrative expenses	112,640	124,260	120,660	12,390	121,450	114,090
Operating profit	109,260	118,930	94,530	950	67,680	67,140

Net income (loss)	41,650	35,300	21,280	(4,150)	(11,320)	(35,760	) (2)

Other Financial Data:
Depreciation and amortization	$31,780	$38,520	$38,400	$4,540	$53,780	$38,870
Capital expenditures	39,200	42,320	19,540	3,260	18,690	32,140
Cash flows from (used by):
Operating activities	93,970	55,980	113,430	18,710	75,980	(25,110	) (3)
Investing activities	(91,130)	(44,870)	(36,610)	(1,300)	(12,620)	(37,240)
Financing activities	(81,960)	(19,410)	(82,800)	(16,790)	(66,640)	159,010
Ratio of earnings to fixed charges(4)	1.8x	2.1x	1.7x	—	—	1.0x

Selected Balance Sheet Data:
Total assets	$1,239,740	$1,247,160	$1,192,810	$1,358,120	$1,265,740	$1,410,770
Total debt	541,150	520,560	461,300	472,920	440,760	696,180
Goodwill and other intangibles	729,810	717,320	709,140	868,010	841,360	798,110

(1)	Metaldyne acquired us in January 1998. Financial results for the 21 days prior to Metaldyne's acquisition have not been included as the results were determined on a different accounting basis. Results of operations for the first 21 days of January were as follows: sales — $35.9 million; operating profit — $4.9 million.
(2)	Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and discontinued amortization of goodwill. See Note 5 to the audited financial statements for the effect on net income (loss) of excluding amortization expense related to goodwill that is no longer amortized. We completed the transitional test for impairment of goodwill in the second quarter of 2002, which resulted in a non-cash, after-tax charge of $36.6 million related to our industrial fasteners business.
(3)	There were two significant items that reduced cash flows from operating activities for the year ended December 31, 2002. First, as a result of the June 6, 2002 transaction which separated us from Metaldyne, we re-purchased $74.5 million of our securitized accounts receivable from Metaldyne. We also paid $15.1 million to Metaldyne for certain contractual liabilities.
(4)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income or loss from continuing operations before income taxes, plus fixed charges, plus amortization of capitalized interest, less capitalized interest. Fixed charges include interest expense (including amortization of deferred financing costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense (assumed to be 33%). For the period ended December 31, 2000 and year ended December 31, 2001, additional earnings of $5.3 million and $9.6 million, respectively, would have been required to make the ratio 1.0x.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have three operating groups or segments: Cequent Transportation Accessories, Rieke Packaging Systems and Industrial Specialties.

    Recent Cost Savings Initiatives

In 2001, under new senior management, we initiated a detailed consolidation and cost savings program to address certain inefficiencies that resulted from our historical acquisitions and the inability to fully integrate these businesses. The plan involves a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. We expect to achieve approximately $25.0 million in cumulative annual savings for completed actions by the second quarter of 2003. The total net cash cost for these savings is expected to be $17.9 million, of which approximately $16.9 million was spent by the end of 2002; these figures are net of discontinued property sold or to be sold. The key elements and status of the plans are summarized below:

General:

•	A 10% headcount reduction in aggregate across all groups as various overlapping networks of distribution, sales, back office and other functions are consolidated and certain plants are closed and consolidated into other facilities; and
•	For our numerous retirement plans and incentive compensation and service award plans that were the legacy of many acquisitions, we have developed a comprehensive plan with an outside consultant to harmonize the programs, eliminate excess overhead and remove inequities between the programs. Effective January 1, 2003, these actions have been completed; we expect annual savings from these actions to be approximately $1.5 million, as compared to our 2001 costs.

Cequent Transportation Accessories:

•	In 2001, we consolidated an acquired trailer products manufacturing plant into an existing high performance facility, and reduced the towing products regional warehouse service center footprint from eleven to five facilities by closing or selling six related properties. In 2002, our electrical products manufacturing facility in Indiana was closed and consolidated into an existing low cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002, two duplicate, sub-scale manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single, approximately 350,000 square-foot manufacturing and warehouse facility in Goshen, Indiana. We expect to finalize these actions, including receipt of proceeds from real estate disposals of the closed facilities, during the first half of 2003.

Industrial Specialties Group:

•	We have adopted a multi-step plan for our industrial fasteners product businesses to consolidate five sub-scale manufacturing plants into three remaining plants. The plant closures have been completed at December 31, 2002. We will continue to rationalize the manufacturing capabilities among the three remaining plants in 2003. In 2003, we will also continue to rationalize the back office and general and administrative support within the remaining facilities;
•	We are centralizing manufacturing of some gasket products within a single facility and rationalizing the back office general and administrative support within our branch service centers; and
•	We will be consolidating two facilities which manufacture pressure-sensitive tape and insulation products into a single facility and engaging in a capital expenditure program to modernize and provide expansion room for certain projected product growth. These actions are expected to commence during the fourth quarter of 2003.

Segment Information

The following table summarizes historical and pro forma financial information of our three operating segments. In comparing 2001 against 2000 we have prepared an unaudited pro forma combined statement of operations for the year ended December 31, 2000 since for eleven months of the year we were on a pre-acquisition basis of accounting and for approximately one month we were on a post-acquisition basis of accounting. The pro forma adjustments do not impact the calculation of combined net sales. The unaudited pro forma combined statement of operations and related notes follow the table below.

Supplemental Financial Analysis

	Year Ended December 31,
	2000 Pro Forma	2001 Historical	2002 Historical
	(in thousands)
Net sales:
Cequent Transportation Accessories	$280,950	$264,680	$282,400
Rieke Packaging Systems	108,150	105,250	109,050
Industrial Specialties	401,130	362,510	342,130

Total	$790,230	$732,440	$733,580

Operating profit:
Cequent Transportation Accessories	$28,440	$24,870	$31,880
Rieke Packaging Systems	23,530	21,640	27,000
Industrial Specialties	41,590	31,650	24,860
Other Corporate expenses and Management fees(1)	(7,360)	(7,280)	(12,360)
Legacy stock award expense(2)	(3,200)	(3,200)	(4,240)

Total	$83,000	$67,680	$67,140

Capital expenditures:
Cequent Transportation Accessories	$9,470	$5,350	$12,320
Rieke Packaging Systems	6,640	3,730	10,720
Industrial Specialties	6,690	9,610	8,650
Corporate	—	—	450

Total	$22,800	$18,690	$32,140

(1)	In 2000 Pro Forma and 2001, the Metaldyne management fee approximated 1% of net sales. The increase in management fee and other corporate expenses in 2002 resulted from $2.7 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $2.8 million of fees and expenses paid to Heartland.
(2)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition which will run off completely in 2003.

TRIMAS CORPORATION

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2000
(In thousands)

	Company Historical					Pro Forma
	November 28, 2000 – December 31, 2000	January 1, 2000 – November 27, 2000	January 1, 2000 – December 31, 2000 Combined	Pro Forma Adjustments		January 1, 2000 – December 31, 2000

Net sales	$50,640	$739,590	$790,230	$—		$790,230
Cost of sales	(37,300)	(524,400)	(561,700)	(14,680	) (1)	(576,380)

Gross profit	13,340	215,190	228,530	(14,680)		213,850

Selling, general and administrative expenses	(12,390)	(120,660)	(133,050)	2,200	(2)	(130,850)

Operating profit	950	94,530	95,480	(12,480)		83,000

Other income (expense), net:
Interest expense	(5,000)	(55,390)	(60,390)	—		(60,390)
Other, net	(1,200)	3,050	1,850	—		1,850

Income (loss) before income taxes	(5,250)	42,190	36,940	(12,480)		24,460
Income tax (expense) credit	1,100	(20,910)	(19,810)	6,730	(3)	(13,080)

Net income (loss)	$(4,150)	$21,280	$17,130	$(5,750)		$11,380

TRIMAS CORPORATION

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED
STATEMENT OF OPERATIONS

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2000 includes adjustments necessary to reflect the estimated effect on the period from January 1, 2000 to November 27, 2000 of the change in accounting basis as if it had occurred on January 1, 2000. Reference is made to Note 2 in our audited financial statements for the year ended December 31, 2002.

PRO FORMA ADJUSTMENTS (in thousands)

1.	Adjustment to reflect the impact of increased depreciation expense of $(2,360) and increased intangible amortization of $(12,320) resulting from the change in accounting basis.
2.	Adjustment to reflect the impact of increased depreciation expense of $(600), increased legacy stock award expense of $(2,430) and decreased goodwill amortization of $5,230 resulting from the change in accounting basis.
3.	Adjustment to reflect the estimated tax effect of the above adjustments, as applicable, at an estimated effective tax rate of 38%.

Results of Operations

    Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

Net sales increased by approximately 0.2% in 2002 from 2001. However, net sales for Cequent Transportation Accessories and Rieke Packaging Systems increased by 6.7% and 3.6%, respectively. The increases were due to greater demand for these groups' products, primarily in North America. These increases were offset by a 5.6% decline in sales for the Industrial Specialties group. The reduction in sales in the Industrial Specialties group was due to continued reduced demand for our industrial fastener products and reduced demand for our specialty gasket and engine products provided to the energy sector. We also experienced weaker demand for some of our other industrial products because some of our customers utilized their excess inventories in lieu of making new purchases.

Operating profit margins approximated 9.2% for each of the years ended December 31, 2002 and 2001. Operating profit for the year ended December 31, 2002 was impacted by an incremental $13.3 million of costs and charges consisting of $8.5 million of non-cash charges related primarily to excess and obsolete inventory and cash charges of $4.8 million for restructuring activities, and $1.9 million of incremental lease expense. These costs and charges were partially offset by the favorable $4.4 million impact of our cost reduction activities in our operating segments, and the $1.0 million favorable mix on slightly increased net sales. In addition, operating profit for the year ended December 31, 2002 was impacted by the elimination of $13.6 million of goodwill amortization. This benefit was offset by increased costs associated with our separation from Metaldyne. These increased costs principally include increased legal and audit fees and management fees payable to Heartland and Metaldyne.

Cequent Transportation Accessories' operating profit increased $7.0 million for the year ended December 31, 2002 compared to the prior year. Operating profit for the year ended December 31, 2002 benefited from a $2.9 million favorable impact related to increased sales volume and $3.6 million favorable impact from lower operating costs. These items were offset by charges of $4.1 million related to restructuring activities and $0.7 million of incremental lease expense. In addition, Cequent Transportation Accessories' operating profit for the year ended December 31, 2002 benefited from $5.3 million of reduced depreciation and amortization, principally related to the elimination of goodwill amortization in 2002. Rieke Packaging Systems' operating profit increased $5.4 million for the year ended December 31, 2002 compared to the prior year. Operating profit for the year ended December 31, 2002 benefited from a $1.2 million favorable impact related to increased sales and $1.0 million favorable impact from lower operating costs. These improvements were partially offset by incremental restructuring charges and incremental lease expense of $1.0 million. In addition, Rieke Packaging System group's operating profit for the year ended December 31, 2002 benefited from $4.1 million of reduced depreciation and amortization, principally related to the elimination of goodwill amortization in 2002. The Industrial Specialties group's operating profit decreased $6.8 million for the year ended December 31, 2002 compared to 2001 principally due to $8.0 million of incremental charges principally related to excess and obsolete inventory, a $3.1 million reduction resulting from decreased sales, and $1.2 million of increased operating expenses arising principally from incremental lease expense. In addition, the Industrial Specialties group's operating profit for the year ended December 31, 2002 benefited from $5.6 million of reduced depreciation and amortization, principally related to the elimination of goodwill amortization.

Selling, general and administrative costs were approximately $114.1 million, or 15.6% as a percentage of sales, for the year ended December 31, 2002 as compared with $121.5 million, or 16.6% as a percentage of sales, for the year ended December 31, 2001. The decrease was due primarily to the elimination of $13.6 million in goodwill amortization. This benefit was partially offset by increased costs associated with our separation from Metaldyne. Such costs principally include $2.7 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $2.8 million of management fees and expenses paid to Heartland.

Interest expense was $60.0 million for the year ended December 31, 2002, as compared with $73.1 million for the year ended December 31, 2001. The decrease was due primarily to a reduction in interest resulting from a lower net investment and advances balance with Metaldyne in 2002 and the impact of lower total indebtedness resulting from the transactions.

Other income (expense), net for the year ended December 31, 2002 was expense of $64.0 million compared with expense of $77.1 million for the year ended December 31, 2001. The reduction of $13.1 million is primarily due to a reduction in interest expense as explained above.

Net loss for the year ended December 31, 2002 was $35.8 million as compared to a net loss of $11.3 million for the year ended December 31, 2001. The results for the year ended December 31, 2002 include a charge of $36.6 million for the cumulative effect on prior years of a change in recognition and measurement of goodwill impairment. The income before cumulative effect of change in recognition and measurement of goodwill impairment was $0.9 million for the year ended December 31, 2002 as compared to a loss of $11.3 million for the year ended December 31, 2001. The improvement is principally due to the impact of lower operating costs, lower interest expense and the elimination of $13.6 million of goodwill amortization resulting from the adoption of SFAS No. 142, and partially offset by incremental restructuring costs and charges, incremental legacy stock award expense and incremental corporate costs as explained above.

    Year Ended December 31, 2001 Compared with Year Ended December 31, 2000 (Pro Forma)

Net sales decreased by approximately 7.3% in 2001 from 2000. In particular, net sales for Cequent Transportation Accessories, Rieke Packaging Systems and Industrial Specialties decreased by approximately 5.8%, 2.7% and 9.6%, respectively, in 2001 as compared with 2000. The declines were driven by a slowdown in general industrial production throughout 2001, particularly late in the year. Certain of our businesses also experienced volume declines due to sales of excess inventory in the supply chain in lieu of purchases from us. The Industrial Specialties business experienced a disproportionate decline relative to our other businesses due primarily to lower specialty fastener product sales as we phased out certain products manufactured and production inefficiencies caused by a plant closure. Both the Industrial Specialties group and Cequent Transportation Accessories were particularly affected by reduced demand for products with applications in the marine, heavy truck, recreational vehicle, and off-road markets, which were adversely impacted segments of the transportation industry. We did experience improvements in certain businesses which offset the negative impact of the economy, such as increased sales of specialty gaskets and related products.

Operating profit margins approximated 9.2% and 10.5% for the years ended December 31, 2001 and 2000, respectively. Margins were negatively impacted by the sales declines and the difficulty of fully absorbing our fixed costs as volumes declined.

Cequent Transportation Accessories' operating profit decreased by $ 3.6 million for the year ended December 31, 2001 compared to the prior year. Apart from the impact of lower volumes, these decreases were partially attributed to operating inefficiencies related to variable costs not changing in relation to the decline in sales volume. Rieke Packaging Systems' operating profit decreased $1.9 million for the year ended December 31, 2001 compared to the same period in 2000, driven primarily by lower volumes. The Industrial Specialties group's operating profit declined $10.0 million for the year ended December 31, 2001 compared to 2000, primarily due to reduced sales and expenses related to a specialty fastener plant closure.

Selling, general and administrative costs as a percentage of sales were 16.6% for 2001 as compared with 16.6% for 2000. Selling, general and administrative costs were approximately $121.5 million in 2001 as compared with approximately $130.9 million in 2000. The reduction of $9.4 million is primarily due to reduced discretionary spending due to the decrease in sales, and reductions in headcount.

Interest expense for 2001 was approximately $73.1 million as compared with $60.4 million in 2000. This increase in interest expense is principally the result of an increase in the rate charged on advances from Metaldyne. This rate was 8.5% at December 31, 2001 and 6.4% at December 31, 2000.

Other income (expense), net in 2001 was expense of $77.1 million as compared with expense of $58.5 million in 2000. This increase primarily reflects a $12.7 million increase in interest expense in 2001, but also reflects in 2000 the favorable impact of receipt of insurance proceeds of $3.8 million due to a property claim.

Net loss in 2001 was $11.3 million as compared with a net income of $11.4 million in 2000. This decline to a net loss position was primarily attributed to those factors mentioned above.

    Period from November 28, 2000 to December 31, 2000

The 2000 SP (approximately one month) which includes the change in accounting basis reflects a net loss of approximately $4.2 million. The primary reason for this loss relates to the underlying economics of our businesses during a typical December and in particular to the operating environment in December 2000. December represents our seasonal low selling month for Cequent Transportation Accessories. Additionally, in December 2000 we saw many of our customers reduce their order volumes greater than seasonal history would suggest as the North American economy began to contract after several years of significant growth. Further compounding the underlying economic environment, we had just undergone an acquisition and subsequent management change and we were slow to react with the necessary workforce and related cost reductions.

    Period from January 1, 2000 to November 28, 2000

The 2000 LP (approximately 11 months), which is on a pre-acquisition basis, reflects net income of $21.3 million. This period reflects the benefit of a strong operating environment, principally in the first half of 2000 and the exclusion of the results for the month of December discussed above.

Liquidity and Capital Resources

Cash used for operating activities for the year ended December 31, 2002 was approximately $25.1 million as compared with cash provided by operating activities of approximately $76.0 million for the year ended December 31, 2001. The primary reason for the difference was the repurchase of $74.5 million of receivables as the result of exiting Metaldyne's accounts receivable securitization facility, and $15.1 million of payments to Metaldyne to fund contractual liabilities. Capital expenditures were approximately $32.1 million for the year ended December 31, 2002, as compared with approximately $18.7 million for the comparable period in 2001. The increase in spending in 2002 versus 2001 was due to investments in new plants and equipment and represents an increase from a lower than average level of investment in 2001.

Cash provided by operating activities in 2001 was approximately $76.0 million as compared with approximately $132.1 million for 2000. Metaldyne's accounts receivable securitization facility, initiated in 2000, is the primary reason for the decrease in operating cash flow in 2001 relative to the full year 2000. The remaining decrease in operating cash flow is explained by the generally depressed operating environment in 2001 as compared with 2000. Inventories decreased from 2000 as a result of our continued emphasis on inventory management, the impact of facility consolidation and the utilization of "just-in-time" and other inventory management techniques. Capital expenditures were approximately $18.7 million in 2001 as compared with $22.8 million in 2000. The decline in capital expenditures was principally due to a reduction in investment given the general economic conditions.

Our credit facility includes a $150 million revolving credit facility and a $260 million term loan facility. Up to $100 million of our revolving credit facility is available to be used and kept outstanding for one or more permitted acquisitions. The credit facility also provides for an uncommitted $200 million incremental term loan facility for one or more permitted acquisitions. Our revolving credit balances will fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the financial covenants in our credit facility. Our other important source of liquidity is our $125 million accounts receivable financing arrangement, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We did not utilize our receivables facility in 2002. We estimate that as of December 31, 2002 net proceeds available to us under our receivables facility would have been approximately $46.3 million.

Our amortization requirements of the term loan are: $0.6 million due at the end of each calendar quarter beginning with the fourth quarter of 2002 through June 30, 2009, $118.1 million due on September 30, 2009 and $125.0 million due on December 31, 2009 in the final year of the seven and one-half year life of the term loan. If we secure commitments for and utilize our $200 million of incremental term loan capacity, it will likely mature after the term loan and be similarly back-ended in its amortization, although we cannot be certain.

In early 2003, the Company completed the acquisition of HammerBlow Acquisition Corp. ("HammerBlow") and Highland Group Industries ("Highland") (see Note 21 to our audited financial statements for the year ended December 31, 2002). The Company made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $204.0 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of our senior subordinated notes, $30 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note payable, and the balance satisfied with borrowings under our revolving credit agreement and accounts receivable securitization facility.

We have other cash commitments related to leases. We have engaged in a number of sale-leaseback transactions. In January 2002, we entered into lease transactions with respect to nine real properties for gross proceeds of approximately $20.9 million, which were used to repay advances from Metaldyne. Metaldyne guaranteed all of the leases which resulted in the leases being accounted for as capital leases. In connection with the transactions, Metaldyne was released from its guarantee. Letters of credit with a face amount of approximately $13.3 million were subsequently issued under our credit facility with respect to our obligations under these leasing transactions. As a result of the removal of the Metaldyne guarantee, we account for these lease transactions as operating leases and we eliminated the capitalized lease obligation and related capitalized lease assets previously recorded. Annualized rent expense related to these lease transactions is approximately $2.5 million. During the year ended December 31, 2002, we entered into operating leases for three additional facilities. Annual rent expense related to these lease transactions is approximately $1.5 million. During the fourth quarter we also entered into a sales leaseback transaction with respect to certain manufacturing equipment. We realized proceeds of approximately $5.7 million. Annual rent expense related to these transactions is approximately $0.9 million. On March 26, 2003, the Company completed a sale and subsequent lease back of certain personal property with General Electric Capital Corporation that resulted in net cash proceeds of approximately $28.0 million. In March 2003, the Company completed the sale and subsequent lease back of two additional real properties, resulting in net cash proceeds of approximately $7.1 million. The proceeds from these sales transactions will be used for general corporate purposes. Annual rent expense related to the personal property leases is expected to approximate $4.2 million. Annual rent expense related to the real property leases is expected to approximate $0.9 million. We expect to continue to utilize leasing as a financing strategy in the future to both meet capital expenditure needs and to reduce debt levels.

In addition to the foregoing contractual commitments, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We have agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees or are allocable to current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate stipulated dollar value of the shares for which we are responsible that have vested or will vest as follows: $4.2 million on January 14, 2002, $7.6 million on January 14, 2003 and $8.1 million on January 14, 2004.

To the extent that cash elections are not made, the employees will be entitled to retain their shares in Metaldyne, but we may decide at any time to work with Metaldyne to replace all or a portion of the restricted stock grants and related obligations at Metaldyne with new restricted stock grants and similar obligations.

Based on our capital structure and the geographic areas in which we operate, we are subject to market risk due to changes in interest rates and fluctuations in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks.

Our exposure to interest rate risk results from the floating rates on our $260.0 million senior term loan and our $150 million revolving credit facility (under which we had $259.4 million and $0.0 million, respectively, outstanding at December 31, 2002). Borrowings under our credit facility bear various interest rates, as more fully described in Note 11 to our December 31, 2002 financial statements. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for the term loan would change interest expense by $2.6 million annually.

We conduct business in several locations throughout the world and are consequently exposed to market risk from changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies. Our largest concentrations of non-US sales and operating net assets are in Europe, Australia and Canada. Total non-US revenues approximated $99 million (approximately 13.5% of total revenues) and $92 million (approximately 12.6% of total revenues) for the years ended December 31, 2002 and 2001, respectively. Operating net assets outside the US approximated $136 million and $99 million at December 31, 2002 and December 31, 2001, respectively. Substantially all of our imported purchased parts and finished goods are denominated in U.S. dollars. Transaction gains (losses) due to changes in the value of foreign currencies approximated $1.2 million and $(0.1) million for the years ended December 31, 2002 and 2001, respectively.

In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies. The terms of our credit facility require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.25 to 1.00 at December 31, 2002. The permitted leverage ratio becomes more restrictive in future periods, declining to 4.50 to 1.00 at December 31, 2003, 3.75 to 1.00 at December 31, 2004 and 3.25 to 1.00 at December 31, 2005 and thereafter.

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditures and other short-term and long-term obligations for the foreseeable future. However, we are subject to unforeseeable events and the risk that we are not successful in implementing our business strategies.

Off-Balance Sheet Arrangements

In connection with the transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to TSPC, the Company retains a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2003 and subsequent years. The Company did not draw upon this facility in 2002.

The facility will be subject to customary termination events, including, but not limited to, breach of representations on warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it could materially adversely affect our liquidity.

Cash Obligations

Under various agreements, we will be obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 13 facilities and certain capital equipment, severance obligations related to our cost savings plans and our allocable share of certain compensation and benefit obligations due to Metaldyne as a result of entering into the transactions. The following table summarizes our expected fixed cash obligations over various future periods related to these items.

	Payments Due by Periods (In millions)
	Total	Less than One Year	1 – 3 Years	4 – 5 Years	After 5 Years

Contractual cash obligations:
Long-term debt	$698.0	$3.0	$7.8	$5.0	$682.2
Lease obligations	87.0	8.0	21.3	11.6	46.1
Restricted stock obligations	15.7	7.6	8.1	—	—
Severance	9.8	4.4	1.4	0.6	3.4

Total contractual obligations	$810.5	$23.0	$38.6	$17.2	$731.7

As of December 31, 2002, we are contingently liable for stand-by letters of credit totaling $23.5 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including certain operating leases and meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2002 financial statements. The expenses and accrued liabilities or allowances related to certain of these policies are based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

Accounting Basis for Transactions.    Prior to June 6, 2002, we were owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. The pre-acquisition basis of accounting for periods prior to November 28, 2000 is reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis and are therefore not comparable. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common stock to an investor group led by Heartland. As a result of the transactions, we did not establish a new basis of accounting as Heartland is our and Metaldyne's controlling shareholder and the transactions were accounted for as a reorganization of entities under common control. Our combined financial information includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributable to us, which are deemed by management to be reasonable but are not necessarily reflective of those costs to us on an ongoing basis.

Receivables.    Receivables are presented net of allowances for doubtful accounts. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We do not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, Inc., a wholly owned subsidiary of the Company.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 2.5% to 10% and machinery and equipment, 6.7% to 33.3%. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6-40 years, trademarks/trade names are amortized over a 40-year period, while technology and other intangibles are amortized over periods ranging from 5-30 years.

Excess of Cost over Net Assets of Acquired Companies and Other Intangibles.    The Company tests goodwill for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill, the Company estimates fair value using the present value of expected future cash flows and other valuation measures. The Company also tests its other intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Pension and Postretirement Benefits Other than Pensions.    Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, the net amount is disclosed as an unrecognized gain or loss in the notes to our financial statements.

Other Loss Reserves.    We have numerous other loss exposures, such as environmental claims, product liability, litigation, recoverability of deferred income tax benefits, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available, we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

Item 7A.    Quantitative And Qualitative Disclosures About Market About Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — General Financial Analysis" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see footnote 11 "Long-term debt," in the notes to the consolidated financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and
Board of Directors of
TriMas Corporation:

In our opinion, the consolidated and combined balance sheets and the related statements of operations, of cash flows and of shareholders' equity and Metaldyne Corporation net investment and advances appearing in the accompanying financial statements as "Post-acquisition Basis" present fairly, in all material respects, the consolidated financial position of TriMas Corporation and its subsidiaries at December 31, 2002 and the financial position of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation which constitute TriMas Corporation at December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period from November 28, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as "Post-acquisition Basis" presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated and combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined statements of operations, of cash flows and of shareholders' equity and Metaldyne Corporation net investment and advances appearing in the accompanying financial statements as "Pre-acquisition Basis" present fairly, in all material respects, the results of operations and cash flows of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation which constitute TriMas Corporation for the period from January 1, 2000 to November 27, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) as "Pre-acquisition Basis" presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 2 to the consolidated and combined financial statements, effective November 28, 2000, the Company reflected a new basis of accounting for their assets and liabilities. As a result, the consolidated and combined financial statements for the periods subsequent to November 27, 2000 reflect the post-acquisition basis of accounting and are not comparable to the combined financial statements prepared on a pre-acquisition basis.

As more fully described in Note 5 to the consolidated and combined financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
March 27, 2003

TRIMAS CORPORATION
BALANCE SHEETS
December 31, 2002 and December 31, 2001
(In thousands)

	Consolidated December 31, 2002	Combined December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$100,440	$3,780
Receivables	95,580	34,240
Inventories	91,410	96,810
Deferred income taxes	18,290	10,870
Prepaid expenses and other current assets	9,810	6,170

Total current assets	315,530	151,870

Property and equipment, net	234,990	254,380
Excess of cost over net assets of acquired companies	511,840	541,870
Other intangibles	286,270	299,490
Other assets	62,140	18,130

Total assets	$1,410,770	$1,265,740

LIABILITIES, SHAREHOLDERS' EQUITY AND METALDYNE CORPORATION NET INVESTMENT AND ADVANCES

Current liabilities:
Current maturities, long-term debt	$2,990	$28,900
Accounts payable	54,480	47,000
Accrued liabilities	63,140	56,190
Due to Metaldyne	9,960	—

Total current liabilities	130,570	132,090

Long-term debt	693,190	411,860
Deferred income taxes	155,920	169,780
Other long-term liabilities	31,080	31,010
Due to Metaldyne	11,960	—
Total liabilities	1,022,720	744,740

Commitments and contingencies (Note 13)

Preferred stock $.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $.01 par: Authorized 400,000,000 shares; Issued and outstanding: 19,250,000 shares	190	—
Paid-in capital	387,500	—
Retained deficit	(6,940)	—
Accumulated other comprehensive income (loss)	7,300	(1,320)
Metaldyne Corporation net investment and advances	—	522,320

Total shareholders' equity and Metaldyne Corporation net investment and advances	388,050	521,000

Total liabilities, shareholders' equity and Metaldyne Corporation net investment and advances	$1,410,770	$1,265,740

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
STATEMENT OF OPERATIONS
For The Years Ended December 31, 2002 and December 31, 2001,
For The Period November 28, 2000 — December 31, 2000, and
For The Period January 1, 2000 — November 27, 2000
(In thousands)

	Post-Acquisition Basis			Pre-Acquisition Basis
	December 31, 2002	December 31, 2001	November 28, 2000 – December 31, 2000	January 1, 2000 – November 27, 2000

Net sales	$733,580	$732,440	$50,640	$739,590
Cost of sales	(552,350)	(543,310)	(37,300)	(524,400)

Gross profit	181,230	189,130	13,340	215,190

Selling, general and administrative expenses	(114,090)	(121,450)	(12,390)	(120,660)

Operating profit	67,140	67,680	950	94,530

Other income (expense), net:
Interest expense	(60,010)	(73,130)	(5,000)	(55,390)
Other, net	(4,010)	(4,000)	(1,200)	3,050

Other expense, net	(64,020)	(77,130)	(6,200)	(52,340)

Income (loss) before income tax (expense) credit and cumulative effect of change in accounting principle	3,120	(9,450)	(5,250)	42,190
Income tax (expense) credit	(2,250)	(1,870)	1,100	(20,910)

Income (loss) before cumulative effect of change in accounting principle	870	(11,320)	(4,150)	21,280

Cumulative effect of change in recognition and measurement of goodwill impairment	(36,630)	—	—	—

Net income (loss)	$(35,760)	$(11,320)	$(4,150)	$21,280

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
STATEMENT OF CASH FLOWS
For The Years Ended December 31, 2002 and December 31, 2001,
For The Period November 28, 2000 — December 31, 2000, and
For The Period January 1, 2000 — November 27, 2000
(In thousands)

	Post-Acquisition Basis			Pre-Acquisition Basis
	Year Ended December 31, 2002	Year Ended December 31, 2001	November 28 – December 31, 2000	January 1 – November 27, 2000
Cash flows from operating activities:
Net income (loss)	$(35,760)	$(11,320)	$(4,150)	$21,280
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisition impact:
Cumulative effect of accounting change	36,630	—	—	—
Depreciation and amortization	38,870	53,780	4,540	38,400
Provision for inventory write-down	8,500	—	—	—
Legacy stock award expense	4,240	—	—	—
Amortization of debt issue costs	2,150	—	—	—
Deferred income taxes	(7,200)	8,810	2,750	820
Proceeds from accounts receivable securitization	14,560	4,570	12,700	42,500
Repurchase of securitized accounts receivable from Metaldyne	(74,540)	—	—	—
Payment to Metaldyne to fund contractual liabilities	(15,130)	—	—	—
(Increase) decrease in receivables	(170)	20,160	(810)	(11,040)
(Increase) decrease in inventories	(2,580)	15,250	(2,740)	9,710
(Increase) decrease in prepaid expenses and other assets	(1,020)	(1,360)	280	1,710
Increase (decrease) in accounts payable and accrued liabilities	6,680	(7,680)	7,720	5,750
Other, net	(340)	(6,230)	(1,580)	4,300
Net cash provided by (used for) operating activities, net of acquisition impact	(25,110)	75,980	18,710	113,430

Cash flows from investing activities:
Capital expenditures	(32,140)	(18,690)	(3,260)	(19,540)
Proceeds from notes receivable	—	—	—	1,550
Proceeds from sale of fixed assets	5,720	6,780	1,990	1,000
Acquisition of a business, net of cash acquired	(1,920)	—	—	(21,130)
Investment in HammerBlow	(9,000)	—	—	—
Other, net	100	(710)	(30)	1,510
Net cash used for investing activities	(37,240)	(12,620)	(1,300)	(36,610)

Cash flows from financing activities:
Net proceeds from issuance of common stock	259,730	—	—	—
Proceeds from senior credit facility	260,000	—	—	—
Issuance of senior subordinated debentures	435,850	—	—	—
Debt issuance costs	(31,920)	—	—	—
Repayment of bank debt attributed from Metaldyne	(440,760)	—	—	—
Dividend to Metaldyne	(338,080)	—	—	—
Net increase (decrease) in Metaldyne Corporation net investment and advances	14,990	(34,480)	(28,390)	(23,540)
Borrowings (payments) of debt	(800)	(32,160)	11,600	(59,260)
Net cash provided by (used for) financing activities	159,010	(66,640)	(16,790)	(82,800)

Cash and cash equivalents:
Increase for the period	96,660	(3,280)	620	(5,980)
At beginning of period	3,780	7,060	6,440	12,420
At end of period	$100,440	$3,780	$7,060	$6,440

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
STATEMENT OF SHAREHOLDERS' EQUITY AND
METALDYNE CORPORATION NET INVESTMENT AND ADVANCES
For The Years Ended December 31, 2002 and December 31, 2001,
For The Period November 28, 2000 — December 31, 2000, and
For The Period January 1, 2000 — November 27, 2000
(In thousands)

	Net Investment and Advances	Common stock	Paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total
Pre-acquisition basis:
Balances, January 1, 2000	$625,420	$—	$—	$—	$(6,440)	$618,980
Comprehensive income:
Net income	21,280	—	—	—	—	21,280
Foreign currency translation	—	—	—	—	(6,520)	(6,520)
Minimum pension liability (net of tax of $420)	—	—	—	—	(710)	(710)
Total comprehensive income	—	—	—	—	—	14,050
Net change in investment and advances	(16,310)	—	—	—	—	(16,310)

Balances, November 27, 2000	$630,390	$—	$—	$—	$(13,670)	$616,720
Post-acquisition basis:
Balances, November 28, 2000	$599,340	$—	$—	$—	$—	$599,340
Comprehensive income:
Net loss	(4,150)	—	—	—	—	(4,150)
Foreign currency translation	—	—	—	—	3,330	3,330
Minimum pension liability (net of tax of $70)	—	—	—	—	(110)	(110)
Total comprehensive income	—	—	—	—	—	(930)
Net change in investment and advances	(31,610)	—	—	—	—	(31,610)

Balances, December 31, 2000	563,580	—	—	—	3,220	566,800
Comprehensive income:
Net loss	(11,320)	—	—	—	—	(11,320)
Foreign currency translation	—	—	—	—	(4,720)	(4,720)
Minimum pension liability (net of tax of $(110))	—	—	—	—	180	180
Total comprehensive income	—	—	—	—	—	(15,860)
Net change in investment and advances	(29,940)	—	—	—	—	(29,940)

Balances, December 31, 2001	522,320	—	—	—	(1,320)	521,000
Comprehensive income (loss):
Net income (loss)	(28,820)	—	—	(6,940)	—	(35,760)
Foreign currency translation	—	—	—	—	9,990	9,990
Minimum pension liability (net of tax of $600)	—	—	—	—	(1,370)	(1,370)
Total comprehensive income (loss)	—	—	—	—	—	(27,140)
Net proceeds from issuance of common stock	—	130	259,600	—	—	259,730
Dividend to Metaldyne Corporation	(338,080)	—	—	—	—	(338,080)
Net change in Metaldyne Corporation net investments and advances	(9,970)	—	—	—	—	(9,970)
Reclassification of Metaldyne Corporation net investment and advances balance	(145,450)	60	145,390	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	(17,490)	—	—	(17,490)

Balances, December 31, 2002	$—	$190	$387,500	$(6,940)	$7,300	$388,050

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

TriMas Corporation ("TriMas" or the "Company") is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in three segments with diverse products and market channels. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers, wholesale distributors and retail outlets. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. The Industrial Specialties Group produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, highly engineered specialty fasteners for the domestic and international aerospace industry, flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

Prior to June 6, 2002 and the common stock issuance and related financing transactions discussed in Note 2 below, the accompanying financial statements represent the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation ("Metaldyne") which constitute TriMas. The combined financial statements include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company. Subsequent to June 6, 2002, the financial position and results of operations of the Company and its subsidiaries are presented on a consolidated basis and the Company will no longer file a consolidated tax return with Metaldyne.

The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Sunday nearest March 31, June 30 and September 30. All quarter references relate to the Company's fiscal year quarters unless otherwise noted.

2.    Recapitalization

On June 6, 2002, the Company, Metaldyne and Heartland Industrial Partners ("Heartland") entered into a stock purchase agreement under which Heartland and other co-investors invested $265 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a $150 million revolving credit facility, a $260 million term loan facility and a $125 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840 million in the form of cash, retirement of debt owed by TriMas to Metaldyne or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15 million. At December 31, 2002, this warrant had not been exercised. The common stock and warrants are valued based upon the cash equity investment made by Heartland and the other investors. At December 31, 2002, Metaldyne owned 34% of the Company's common stock on a fully diluted basis.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

As Heartland is both the Company's and Metaldyne's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company at December 31, 2002 may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction closing date.

Metaldyne Recapitalization

On November 28, 2000, the acquisition and recapitalization of Metaldyne by Heartland and its co-investors was consummated in accordance with the terms of a recapitalization agreement. As a result, each issued and outstanding share of Metaldyne's publicly traded common stock at the time of the recapitalization was converted into the right to receive $16.90 in cash (approximately $585 million in the aggregate) plus additional cash amounts, if any, based upon the net proceeds from any future disposition of the stock of an identified Metaldyne investment. In connection with the recapitalization, Masco Corporation, Richard A. Manoogian and certain of Metaldyne's other stockholders agreed to roll over a portion of their investment in Metaldyne and consequently remain as stockholders. As a result of the recapitalization, Metaldyne is controlled by Heartland and its co-investors.

Change In Accounting Basis

The pre-acquisition basis financial information for the period prior to November 28, 2000 is reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis (hereafter referred to as the "Accounting Basis Change") and are therefore not comparable.

For the purposes of these notes to the financial statements, the period from January 1, 2000 to November 27, 2000 is referred to as "2000 LP" and the period from November 28, 2000 to December 31, 2000 is referred to as "2000 SP."

3.    Summary of Significant Accounting Policies

Principles of Consolidation.    The consolidated and combined financial statements include the accounts and transactions of TriMas. Significant intercompany transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from such estimates and assumptions.

Revenue Recognition.    Revenues from the majority of product sales are recognized when products are shipped or services are provided to customers, the sales price is fixed and determinable and collectibility is reasonably assured. For certain products shipped on a consignment basis, revenue is recognized when the customer provides notice of end product use or sale.

Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $4.3 million and $3.7 million at December 31, 2002 and 2001, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts. The Company does not believe that significant credit risk exists due to its diverse customer base. In 2001 and through June 6, 2002, trade accounts receivable of substantially all domestic business operations were sold, on an ongoing basis, to MTSPC, Inc., a wholly-owned subsidiary of Metaldyne.

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of certain manufacturing overhead are included in inventory cost.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Property and Equipment, Net.    Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the consolidated statement of operations. Repair and maintenance costs are charged to expense as incurred.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings / land improvements, 2.5% to 10%, and machinery and equipment, 6.7% to 33.3%. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6 – 40 years, trademarks/trade names are amortized over a 40-year period, while technology and other intangibles are amortized over a periods ranging from 5 – 30 years.

Excess of Cost over Net Assets of Acquired Companies.    The excess of cost over net assets of acquired companies ("Goodwill") at December 31, 2002 and 2001 is related principally to the Accounting Basis Change. Prior to 2002, goodwill was amortized using the straight-line method over 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and discontinued amortizing goodwill. The Company tests goodwill for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill, the Company estimates fair value using the present value of expected future cash flows and other valuation measures.

Other Intangibles.    Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 requires the Company to recognize an impairment loss if the carrying amount of long-lived assets is not recoverable from the assets' undiscounted cash flows. The Company tests other intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Fair Value of Financial Instruments.    The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of long-term debt approximates fair value, based on market-based comparisons to debt instruments of like kind and quality.

Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States ("U.S.") in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. Transaction gains (losses) were approximately $1.2 million, $(0.1) million, $0.1 million and $ (0.3) million in 2002, 2001, 2000 SP and 2000 LP, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity and Metaldyne Corporation net investment and advances.

Self-insurance.    The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Reserves are recorded based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions about future events. Changes in assumptions for things such as medical costs and actual experience could cause these estimates to change.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Pension Plans and Postretirement Benefits Other Than Pensions.    Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company's policy to pay these benefits as they become due.

Shipping and Handling Expenses.    Freight costs are included in cost of sales and a portion of shipping and handling expenses are included in the selling, general and administrative category in the accompanying statement of operations. Shipping and handling costs included in selling, general and administrative accounts were approximately $2.3 million in 2002, $2.9 million in 2001, $0.2 million 2000 SP, and $2.8 million in 2000 LP.

Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $7.8 million in 2002, $7.2 million in 2001, $0.9 million in 2000 SP and $8.2 million in 2000 LP.

Research and Development Costs.    Research and development("R&D") costs are expensed as incurred. External R&D costs incurred were approximately $1.3 million in 2002, $1.6 million in 2001, $0.2 million in 2000 SP and $1.3 million in 2000 LP.

Stock-based Compensation.    In January 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 effective for the fiscal year ended December 31, 2002. The following disclosure assumes that the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees."

As more fully described in Note 16, in 2001 and up to June 6, 2002, certain TriMas employees participated in Metaldyne's Long Term Equity Incentive Plan and were granted an aggregate of 336,763 options to purchase Metaldyne's common stock. As part of the stock purchase agreement on June 6, 2002, each vested option will be converted into options to purchase TriMas common stock while the unvested options were canceled.

The Company accounts for stock options under the recognition and measurement principles of APB No. 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

	(In thousands)
	2002	2001	2000 SP	2000 LP
Net income (loss) as reported	$(35,760)	$(11,320)	$(4,150)	$21,280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(180)	—	—
Pro forma net income (loss)	$(35,760)	$(11,500)	$(4,150)	$21,280

Income Taxes.    TriMas computes income taxes using the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas' assets and liabilities. Subsequent to June 6, 2002, the Company no longer files a consolidated tax return with Metaldyne. In 2001 and prior years, TriMas was included in the consolidated federal income tax return of Metaldyne. Income tax expense was computed on a separate return basis in those years; however, substantially all current income tax related liabilities were due to Metaldyne.

Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

4.    Impact of Newly Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, "Accounting for Asset Retirement Obligations," which is effective January 1, 2003. SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. The Company does not believe the adoption of SFAS 143 will have a material impact on its financial condition or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of Statement 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the disclosure requirements for certain guarantees. In addition, for guarantees issued or modified after December 31, 2002, FIN 45 will require guarantors to record a liability at fair value for certain guarantees at the time of issuance of the guarantee. The Company offers limited warranty protection on certain of its products covering defects in material and workmanship. The specific terms and conditions vary depending on the product sold, but generally are in effect for one to three years following the date of sale. Warranty reserves are recorded based upon historical and anticipated warranty claims. The Company monitors the adequacy of its warranty reserves on an ongoing basis and records adjustments to the reserves as required. Warranty expenses incurred in 2002 approximated $0.2 million.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN 46 requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement is effective immediately for any variable interest entity created on or after January 31, 2003 and after June 30, 2003 for entities created before January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or loss exposures related to a variable interest entity created prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company does not believe the adoption of FIN 46 will have a material impact on its financial condition or results of operations.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

5.    Goodwill and Other Intangible Assets

On January 1, 2002, TriMas adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement eliminates amortization of goodwill and certain other intangible assets, but requires at least annual testing for impairment by comparison of estimated fair value to carrying value. The Company estimates fair value using the present value of expected future cash flows and other valuation measures.

The Company completed the transitional impairment test in the second quarter of 2002, which resulted in a non-cash, after tax charge of $36.6 million related to the Company's industrial fasteners business within the Industrial Specialties Group. Sales, operating profits and cash flows for that business were lower than expected beginning in the first quarter of 2001, and experienced further deterioration during the remainder of 2001 due to the overall economic downturn and cyclical declines in certain markets for the Company's products. Based on that trend, the earnings and cash flow forecasts for the next five years were revised resulting in the goodwill impairment loss. Consistent with the requirements of Statement 142, the Company recognized this impairment charge as of January 1, 2002 as the cumulative effect of change in accounting principle. As of December 31, 2002, the Company's test for impairment indicates that fair value of goodwill exceeds the related carrying value.

Changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	Cequent Transportation Accessories	Rieke Packaging Systems	Industrial Specialties	Total
Balance, December 31, 2001	$228,400	$158,300	$155,170	$541,870
Impairment loss	—	—	(36,630)	(36,630)
Goodwill from acquisition	—	—	1,220	1,220
Impact of foreign currency translation	1,040	6,340	(90)	7,290
Restructuring reserve and other adjustments	(2,840)	590	340	(1,910)
Balance, December 31, 2002	$226,600	$165,230	$120,010	$511,840

The following table summarizes the effect on net income of excluding amortization expense related to goodwill that is no longer being amortized (in thousands):

	2002	2001	2000 SP	2000 LP
Net income (loss), as reported	$(35,760)	$(11,320)	$(4,150)	$21,280
Add back: goodwill amortization	—	13,600	1,100	17,700
Net income (loss), as adjusted	$(35,760)	$2,280	$(3,050)	$38,980

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

The gross carrying amounts and accumulated amortization for the Company's acquired other intangible assets at December 31, 2002 and December 31, 2001 are summarized below (in thousands):

	As of December 31, 2002		As of December 31, 2001
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(5,460)	$26,500	$(2,850)
15 – 25 years	62,000	(5,630)	62,000	(2,930)
40 years	111,580	(5,790)	112,000	(3,010)
Total customer relationships	200,080	(16,880)	200,500	(8,790)
Trademark/Trade names:
40 years	54,390	(2,830)	54,390	(1,460)
Technology and other:
5 – 15 years	22,500	(5,670)	21,500	(2,910)
18 – 30 years	38,190	(3,510)	38,100	(1,840)
Total technology and other	60,690	(9,180)	59,600	(4,750)
	$315,160	$(28,890)	$314,490	$(15,000)

Amortization expense for intangibles was approximately $13.9 million and $14.2 million for the years ended December 31, 2002 and 2001, respectively, and is included in cost of sales in the accompanying statement of operations. Estimated amortization expense for the next five fiscal years beginning after December 31, 2002 is as follows: 2003 - $13.9 million; 2004 - $13.9 million; 2005 - $13.8 million; 2006 - $12.3 million; and 2007 - $11.7 million. The Company also recorded a non-cash charge of $0.4 million for the year ended December 31, 2002 related to impairment of a customer relationship intangible as the Company no longer maintains a sales relationship with two customers in the Industrial Specialties segment. The non-cash charge is recorded in cost of sales in the accompanying statement of operations.

6.    Acquisitions and Restructurings

Following the November 2000 acquisition of Metaldyne by Heartland, Metaldyne employed a new senior management team for TriMas to reorganize and restructure the TriMas business units and implement cost savings projects. The new management team developed and launched six major projects and several smaller initiatives to consolidate sub-scale business units and redundant plants and to streamline administrative costs.

The following table summarizes the purchase accounting adjustments established to reflect these actions and subsequent related activity (in thousands):

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

	Severance	Other Closure Costs	Total
Reserve at November 28, 2000	$19,070	$3,690	$22,760
Cash	—	—	—
Non-cash	—	—	—
Reserve at December 31, 2000	19,070	3,690	22,760
Cash	(5,860)	(80)	(5,940)
Non-cash	—	—	—
Reserve at December 31, 2001	13,210	3,610	16,820
Cash	(6,070)	(1,020)	(7,090)
Non-cash	—	(110)	(110)
Adjustments to restructuring reserves	(2,550)	—	(2,550)
Reserve at December 31, 2002	$4,590	$2,480	$7,070

Approximately 600 jobs have been or will be eliminated as a result of these restructuring actions of which approximately 565 were eliminated as of December 31, 2002. Cequent Transportation Accessories consolidated an acquired trailer products manufacturing plant into an existing manufacturing facility and reduced the towing products regional warehouse service centers from eleven to five facilities by closing or selling six related properties in 2001. In 2002, the electrical products manufacturing facility in Indiana was closed and consolidated into an existing low cost contract manufacturing plant in Mexico. In addition, two duplicate, sub-scale manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single existing third facility, with one master warehouse on the same property. These actions have resulted in the elimination of approximately 410 positions through December 31, 2002. Rieke Packaging Systems has rationalized back office and manufacturing operations. Through December 31, 2002, approximately 55 positions have been eliminated. Industrial Specialties has adopted a multi-step plan for the industrial fasteners product line to consolidate five sub-scale manufacturing plants into three plants. The actions approved as part of the original restructuring plan have been completed. Through December 31, 2002, Industrial Specialties has eliminated approximately 100 positions related to these activities.

7.    Accounts Receivable Securitization

Prior to June 6, 2002, TriMas sold certain of its accounts receivable to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of Metaldyne. MTSPC sold an undivided fractional ownership interest in the pool of receivables to a third party multi-seller funding company. In connection with the common stock issuance and related financing transactions that occurred on June 6, 2002, the Company repurchased an aggregate of $113.6 million of TriMas receivables from MTSPC, including its retained subordinated interest of approximately $39.1 million.

The proceeds from the sale of TriMas' accounts receivable were $14.6 million during the period January 1, 2002 to June 6, 2002 and $59.8 million through December 31, 2001. The net proceeds of TriMas' attributed portion of receivables sold to MTSPC were less than the face amount of accounts receivable sold by approximately $2.3 million during the period January 1, 2002 to June 6, 2002, $3.6 million in 2001, $0.3 million in 2000 SP and $1.3 million in 2000 LP. These differences approximate the purchaser's financing costs and are included in other expense in the accompanying statement of operations. The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. During the period January 1, 2002 to June 6, 2002, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and an average

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

discount rate of 1.9%. In 2001, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and average discount rate of 5.3%.

At December 31, 2001, TriMas retained a subordinated interest in its receivables sold of approximately $12.2 million, which is included in the accompanying combined balance sheet. The retained interest represents the excess of receivables sold to MTSPC over the amount funded to the Company. The fair value of the retained interest is based on the present value of the receivables calculated in a method consistent with the losses on sales of receivables discussed above, net of anticipated losses.

As part of the 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations. From time to time, TSPC may sell an undivided fractional ownership interest in this pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. At December 31, 2002, no receivables have been sold under this arrangement.

8.    Inventories

Inventories by component are as follows:

	(In thousands)
	December 31, 2002	December 31, 2001
Finished goods	$50,220	$59,510
Work in process	12,860	13,470
Raw materials	28,330	23,830
Total inventories	$91,410	$96,810

9.    Property and Equipment, Net

Property and equipment by component are as follows:

	(In thousands)
	December 31, 2002	December 31, 2001
Land and land improvements	$8,810	$13,840
Buildings	46,100	67,940
Machinery and equipment	226,380	200,750
	281,290	282,530
Less: Accumulated depreciation	46,300	28,150
Property and equipment, net	$234,990	$254,380

Depreciation expense was approximately $24.4 million in 2002, $26.0 million in 2001, $2.2 million in 2000 SP and $20.0 million in 2000 LP.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

10.    Accrued Liabilities

	(In thousands)
	December 31, 2002	December 31, 2001
Self-insurance	$13,090	$10,670
Vacation, holiday and bonus	10,030	9,010
Severance and other closure costs	7,070	12,630
Other	32,950	23,880
Total accrued liabilities	$63,140	$56,190

11.    Long-term Debt

The Company's long-term debt at December 31, 2002, net of the unamortized discount of $2.7 million from face value of the Notes issued in June 2002 and the $0.9 million premium on the face value of the additional Notes issued in December 2002, and the long-term debt attributed from Metaldyne at December 31, 2001, is as follows:

	(In thousands)
	December 31, 2002	December 31, 2001
Bank debt	$259,375	$440,600
9 7/8% senior subordinated notes, due June 2012	435,975	—
Other	830	160
	696,180	440,760
Less: Current maturities, long-term debt	2,990	28,900
Long-term debt	$693,190	$411,860

On June 6, 2002, in connection with the issuance of common stock and related financing transactions, the Company entered into two long-term financing arrangements. In the first arrangement, the Company issued $352.8 million face value of 9 7/8% senior subordinated notes due June 2012 ("Notes") in a private placement under Rule 144A of the Securities Act of 1933, as amended. The Company also entered into a credit facility ("Credit Facility") with a group of banks consisting of a $260 million senior term loan which matures December 31, 2009 and is payable in quarterly installments of $0.625 million which began on December 31, 2002. The Credit Facility also includes a senior revolving credit facility with a total principal commitment of $150 million, including up to $100 million for one or more permitted acquisitions, which matures December 31, 2007. There were no borrowings on the revolving facility at December 31, 2002. The Credit Facility allows the Company to issue letters of credit, not to exceed $40 million in aggregate, against revolving credit facility commitments. At December 31, 2002, the Company had letters of credit of approximately $23.5 million issued and outstanding. The Company pays a commitment fee, ranging from 0.5% to 0.75%, with respect to unused principal commitments, net of letters of credit issued, under the Credit Facility. The obligations under the Credit Facility are collateralized by substantially all of the Company's assets and unconditionally and irrevocably guaranteed jointly and severally by TriMas Corporation, the parent company, and each of the borrowers existing and subsequently acquired or organized domestic subsidiaries, other than TSPC, pursuant to the terms of a separate guarantee agreement. Although no foreign subsidiaries are currently borrowers under the Credit Facility, such entities may borrow under the facility in the future.

Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

subject to change, depending on the Company's Leverage Ratio, as defined, and is 1.75% on base rate loans and 2.75% on Eurodollar loans at December 31, 2002. The effective interest rate on credit facility borrowings was 4.44% at December 31, 2002.

The bank debt is an obligation of subsidiaries of the Company. Although the credit agreement does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $808.6 million at December 31, 2002, are presented in the consolidating financial information in Note 20. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (cash interest expense over EBITDA, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2002.

On December 10, 2002, the Company issued an additional $85.0 million face value of 9 7/8% senior subordinated notes due June 2012 pursuant to the June 6, 2002 indenture, bringing the aggregate amount outstanding under the indenture to $435,975. These notes were issued at a premium of approximately $0.9 million. The bonds were issued to obtain cash to repurchase approximately $20.0 million of TriMas common stock owned by Metaldyne, to fund potential acquisitions, for debt repayment and for other general corporate purposes.

The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of TriMas, including amounts outstanding under the Credit Facility. The Notes are pari passu in right of payment with all existing and future unsecured senior subordinated indebtedness of TriMas and are unconditionally guaranteed by all of the Company's domestic subsidiaries that are direct borrowers under the Credit Facility. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2002.

At any time prior to June 15, 2005, TriMas may redeem up to 35% of the aggregate principal amount of Notes issued at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that: (1) at least 65% of the aggregate principal amount of Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption and (2) the redemption occurs within 120 days of the date of the closing of such equity offering. Except as outlined herein, the Notes are not redeemable at the Company's option prior to June 15, 2007.

After June 15, 2007, TriMas may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Year	Percentage
2007	104.938%
2008	103.292%
2009	101.646%
2010 and thereafter	100.000%

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2002, the Company was in compliance with all such covenant requirements.

The Company capitalized debt issuance costs paid of $13.1 million and $18.8 million associated with the Credit Facility and the Notes, respectively. These amounts consist primarily of legal, accounting and transaction advisory fees, and facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the term of the Credit Facility and Notes, respectively. Unamortized debt issuance costs of $12.1 million and $17.7 million related to the Credit Facility and Notes, respectively, are included in other assets in the accompanying consolidated balance sheet at December 31, 2002.

At December 31, 2001, bank debt was allocated to TriMas by Metaldyne and primarily represented that portion of debt that was a joint and several obligation of Metaldyne and certain subsidiaries of the Company. The interest rate charged by Metaldyne applicable to the bank debt approximated 8.5% at December 31, 2001.

Subsequent to June 6, 2002, the Company paid cash for interest of approximately $22.9 million. Prior to June 6, 2002 and in 2001 and 2000, interest expense allocated to TriMas was paid by Metaldyne.

Future maturities of the face value of long-term debt at December 31, 2002 are as follows:

Year ending December 31:	(In thousands)
2003	$2,990
2004	2,830
2005	2,500
2006	2,500
2007	2,500
Thereafter	684,660
Total	$697,980

12.    Leases

TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $6.4 million in 2002, $4.6 million in 2001, $0.4 million in 2000 SP and $4.7 million in 2000 LP.

Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2002 are summarized below:

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Year ending December 31:	(In thousands)
2003	$8,010
2004	7,640
2005	7,140
2006	6,520
2007	6,250
Thereafter	51,430
Total	$86,990

In the first quarter 2002, as part of financing arranged by Metaldyne and Heartland, the Company entered into sale/leaseback arrangements with a third-party lender for certain facilities utilized by the Company. The 20 year lease term continues until 2022 and requires annual lease payments of approximately $2.5 million per year. The proceeds from these transactions were applied against the Metaldyne Corporation net investment and advance balance. Because Metaldyne provided the third-party lender with a guarantee of the Company's lease obligations, these lease arrangements were accounted for as capitalized leases and lease obligations approximating $19 million at March 31, 2002 were recorded in long-term debt.

As a result of the recapitalization and related financing transactions completed during the second quarter of 2002, Metaldyne no longer guarantees the Company's lease obligations with the third party lender. Subsequent to June 6, 2002, the Company accounts for these lease transactions as operating leases. During the quarter ended June 30, 2002, the Company eliminated the capitalized lease obligation and related capitalized lease assets.

13.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including the Company, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. The defendants are negotiating a Consent Decree with the United States, which will dismiss the defendants from the case subject only to the failure of the State of California to perform under its Consent Decree with the defendants. Additionally, TriMas and approximately 60 other entities including the State are defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. During the discovery stage, the Judge of the Superior Court of the State of California issued an order dismissing all plaintiffs in the action. Plaintiffs have an opportunity to appeal. Based upon the Company's present knowledge, the Company does not believe the ultimate outcome of these matters will have a material adverse effect on its consolidated financial statements and future results of operations.

Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including TriMas, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of defendants, including TriMas, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

As of March 26, 2003, the Company is party to approximately 502 pending cases involving approximately 24,363 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company manufactured three types of gaskets and has ceased the use of asbestos in its products. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products that distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. Based upon the Company's experience to date and other available information, the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, there can be no assurance that the Company will not be subjected to significant additional claims in the future, that the cost of settling cases in which product identification can be made will not increase or that the Company will not be subjected to further claims with respect to the former activities of its acquired gasket distributors.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of these litigations will have a material adverse effect on its consolidated financial position and future results of operations and cash flows. However, there can be no assurance that future legal and factual developments will not result in a material adverse impact on our financial condition and future results of operations.

The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company's financial position or results of operations.

14.    Related Parties

Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

In connection with the common stock issuance and related financing transactions, TriMas assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. As of December 31, 2002, total liabilities and obligations assumed approximated $37.0 million, with payments made to Metaldyne of $15.1 million in respect to these obligations. The remaining assumed liabilities of approximately $21.9 million are payable at various dates over the next two years and are reported as Due to Metaldyne in the accompanying balance sheet at December 31, 2002.

Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will indemnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and our respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (42.01%) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

Effective June 6, 2002, the Company also entered into a corporate services agreement with Metaldyne. Under the terms of the agreement, TriMas pays Metaldyne an annual services fee of

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

$2.5 million in exchange for human resources, information technology, treasury, audit, internal audit, tax, legal and other general corporate services and remittance of certain third-party charges on TriMas' behalf. To the extent TriMas directly incurs costs related to items covered by the agreement, the $2.5 million fee is reduced accordingly. Effective January 1, 2003, the corporate services agreement was amended whereby Metaldyne will continue to receive an annual fee of $2.5 million for services rendered to TriMas. However, the fee will no longer be reduced for TriMas' third-party charges.

Net investment and advances reflected the accumulation of transactions between TriMas and Metaldyne through June 6, 2002. These transactions included operating results, management fees and advances, as discussed below:

•	TriMas was charged a management fee by Metaldyne for various corporate support staff and administrative services. Such fees approximated one percent of net sales and amounted to $3.3 million in 2002, $7.3 million in 2001, $0.5 million in 2000 SP and $7.3 million in 2000 LP.
•	Certain of TriMas' employee benefit plans and insurance coverages are administered by Metaldyne. These costs as well as other costs incurred on TriMas' behalf were charged directly to TriMas.
•	TriMas was also charged interest expense at various rates on the debt attributed to TriMas from Metaldyne and on the outstanding advance balance from Metaldyne. These charges aggregated $29.4 million in 2002, $73.1 million in 2001, $4.9 million in 2000 SP and $54.2 million in 2000 LP. The related advances were included in Metaldyne Corporation net investment and advances in the accompanying consolidated balance sheets. As a result of the Company's common stock issuance and related transactions completed during the second quarter of 2002, Metaldyne's net investment and advances balance at June 6, 2002, net of the cash dividend paid and certain subsequent adjustments to reflect finalization of estimated amounts, was reclassified to paid-in capital in the statement of shareholders' equity.

Heartland Industrial Partners

In connection with the common stock issuance and related financing transactions, TriMas paid Heartland transaction advisory fees of $9.8 million. Of this amount, approximately $3.9 million related to equity transaction costs and were netted against proceeds of the common stock issuance recorded in paid-in capital in the accompanying balance sheet. Approximately $5.9 million related to costs incurred in connection with the original Notes issuance and obtaining the Credit Facility. These amounts were capitalized as debt issuance costs related to these financing transactions and included in other assets in the accompanying balance sheet. The Company also entered into an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During 2002, Heartland was paid $2.8 million under this agreement and such amount is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

In December 2002, TriMas paid Heartland approximately $0.9 million in connection with the issuance of the additional $85 million of Notes. Such fees have been capitalized as a component of other assets in the accompanying balance sheet and are being amortized over the life of the Notes.

Related Party Sales

During 2002, the Company consummated sales transactions with Metaldyne for approximately $0.5 million and with an affiliate of a shareholder for approximately $4.7 million. These amounts are included in net sales in the accompanying statement of operations.

15.    Employee Benefit Plans

Pension and Profit-Sharing Benefits.    Effective through December 31, 2002, substantially all TriMas salaried employees participated in Metaldyne-sponsored noncontributory profit-sharing and/or contributory defined contribution plans, to which payments were approved annually by Metaldyne's Board of

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Directors. Aggregate charges included in the accompanying statement of operations under these plans were approximately $2.6 million in 2002, $2.6 million in 2001, $0.3 million in 2000 SP and $3.3 million in 2000 LP. In addition, TriMas salary and non-union hourly employees participated in defined-benefit pension plans sponsored by Metaldyne. The expense for these plans was approximately $1.7 million in 2002, $2.4 million in 2001, $0.3 million in 2000 SP and $3.1 million in 2000 LP.

On June 6, 2002, the Metaldyne defined benefit pension plans were curtailed with respect to TriMas employees. Service and salary continued to accrue for the TriMas employees for benefit purposes until
December 31, 2002. The liability for these plans remains the obligation of Metaldyne. TriMas implemented a new defined contribution profit sharing plan effective January 1, 2003.

In addition, TriMas' foreign and union-hourly employees participate in defined benefit pension plans. Certain Metaldyne employees also participated in the TriMas union-hourly plans. In connection with TriMas' recapitalization, the Metaldyne employees and the related plan assets were transferred out of the plans, with the plans continuing with TriMas employees only. The plan assets were allocated between Metaldyne and TriMas employees, and a greater portion of the plan assets were attributed to Metaldyne employees based on statutory asset allocation rules.

In connection with the June 6, 2002 transactions, the Company also assumed a liability of approximately $0.5 million related to a defined benefit restoration plan for certain TriMas employees. As a part of the restructuring activities during 2002, this plan was curtailed, yielding a curtailment gain of approximately $0.2 million.

Net periodic pension cost for TriMas defined benefit pension plans, covering foreign employees, union-hourly employees and certain salaried employees includes the following components:

	(In thousands)
	2002	2001	2000 SP	2000 LP
Service cost	$640	$540	$50	$600
Interest cost	1,100	980	80	900
Expected return on assets	(1,410)	(1,330)	(110)	(1,180)
Amortization of prior-service cost	30	—	—	10
Curtailment gain	(240)	—	—	—
Amortization of net loss	—	—	—	(10)
Net periodic pension cost	$120	$190	$20	$320

Major actuarial assumptions used (measurement date of September 30) in accounting for the U.S. TriMas defined benefit pension plans at December 31 are as follows:

	2002	2001	2000
Discount rate for obligations	6%	7%	7%
Rate of increase in compensation	N/A	4%	4%
Expected long-term rate of return on plan assets	9%	9%	9%

Major actuarial assumptions used (measurement date of September 30) in accounting for the non-U.S. TriMas defined benefit pension plans at December 31 are as follows:

	2002	2001	2000
Discount rate for obligations	7%	7%	7%
Rate of increase in compensation	4%	4%	4%
Expected long-term rate of return on plan assets	9%	9%	9%

The following provides a reconciliation of the changes in TriMas' defined benefit pension plans' projected benefit obligations and fair value of assets covering foreign employees and union-hourly

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

employees for each of the years ended December 31, 2002 and 2001 and the funded status as of December 31, 2002 and 2001:

	(In thousands)
	2002	2001
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(13,820)	$(13,230)
Service costs	(640)	(540)
Interest costs	(1,100)	(980)
Contribution	(70)	—
Assumption of benefit restoration plan liability	(460)	—
Actuarial gain (loss)	(1,770)	610
Benefit payments	600	630
Curtailment gain	240	—
Change in foreign currency	(620)	160
Plan amendments	—	(470)
Projected benefit obligations at December 31	$(17,640)	$(13,820)

	(In thousands)
	2002	2001
Changes in Plan Assets
Fair value of plan assets at January 1	$14,250	$14,920
Actual return on plan assets	(530)	(1,450)
Contributions	440	1,610
Benefit payments	(600)	(630)
Asset transfer adjustment	(1,280)	—
Changes in foreign currency	470	(200)
Fair value of plan assets at December 31	$12,750	$14,250
Funded Status
Plan assets greater than (less than) projected benefits at December 31	$(4,890)	$430
Unamortized prior-service cost	370	400
Unamortized net loss	5,240	1,980
Net asset recognized at December 31	$720	$2,810

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

	(In thousands)
	2002	2001
Components of the Net Asset Recognized
Prepaid benefit cost	$3,030	$2,670
Accrued benefit liability	(4,680)	(370)
Intangible asset	370	440
Accumulated other comprehensive (income) loss	2,000	70
Net asset recognized at December 31	$720	$2,810
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$15,850	$12,050
Plan assets	8,930	10,400
Benefit obligation in excess of plan assets at December 31	$6,920	$1,650

Postretirement Benefits.    TriMas provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. As a part of the recapitalization on June 6, 2002, the Company assumed a liability of approximately $0.3 million related to a postretirement benefit plan specific to a TriMas location. In addition, the Company closed a plant in 2002 and terminated certain of the employees, thereby yielding a curtailment gain of approximately $0.3 million.

Net periodic postretirement benefit cost includes the following components:

	(In thousands)
	2002	2001	2000 SP	2000 LP
Service cost	$90	$80	$10	$120
Interest cost	480	310	30	320
Net amortization	100	—	—	(170)
Net periodic postretirement benefit cost	$670	$390	$40	$270

The following provides a reconciliation of the changes in benefit obligations and status for each of the years ended December 31, 2002 and 2001:

	(In thousands)
	2002	2001
Changes in Benefit Obligations
Benefit obligations at January 1	$(4,240)	$(4,140)
Service cost	(90)	(80)
Interest cost	(480)	(310)
Assumption of additional postretirement liability	(255)	—
Actuarial loss	(3,455)	(30)
Curtailment gain	290	—
Benefit payments	510	320
Benefit obligations at December 31	$(7,720)	$(4,240)
Status
Benefit obligations at December 31	$(7,720)	$(4,240)
Unrecognized loss	3,250	30
Net liability at December 31	$(4,470)	$(4,210)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

The discount rate used in determining the accumulated postretirement benefit obligation was 6.75% in 2002 and 7.63% in 2001. The assumed health care cost trend rate in 2002 was 10.5%, decreasing to an ultimate rate in 2013 of 5%. If the assumed medical cost trend rates were increased by 1%, the accumulated postretirement benefit obligations would increase by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $45,000. If the assumed medical cost trend rates were decreased by 1%, the accumulated postretirement benefit obligations would decrease by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $40,000.

16.    Stock Options and Awards

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees are holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares become free of restriction and vest in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock may elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received will increase by 6% per annum from the $16.90 per share recapitalization consideration. TriMas is charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $3.3 million in 2002, $4.0 million in 2001 and $0.8 million in 2000 LP.

In 2001, subsequent to the recapitalization, a new Metaldyne Long Term Equity Incentive Plan (the "Plan") was adopted, which provides for the issuance of equity-based incentives in various forms. During 2001, Metaldyne granted stock options for 2,855,000 shares at a price of $16.90 per share to key employees of Metaldyne, of which 336,763 were granted to TriMas employees. Of this amount, 81,640 options have vested and the remaining 255,123 options were canceled in connection with the June 6, 2002 transactions. These options have a ten year option period from the date of grant. The ability to exercise the options is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the elapse of certain time periods.

In connection with the stock purchase agreement on June 6, 2002, each vested option in the Plan will be converted into an option to purchase TriMas common stock. TriMas created the 2002 Long-Term Equity Incentive Plan during 2002, which allows issuance of equity-based incentives in various forms. No options for TriMas common stock have been granted as of December 31, 2002.

Metaldyne has elected to continue to apply the provisions of APB No. 25 and, accordingly, no stock option compensation expense is included in the determination of net income (loss) in the consolidated statements of operations. The weighted average fair value on the date of grant of the Metaldyne options granted during 2001 was $3.80. There were no Metaldyne stock option grants in 2002 to TriMas employees.

17.    Segment Information

TriMas' reportable operating segments are business units, each providing their own unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. TriMas has three operating segments involving the manufacture and sale of the following:

Cequent Transportation Accessories — Vehicle hitches and receivers, sway controls, weight distribution and 5th wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

Rieke Packaging Systems — Closures and dispensing systems for steel and plastic industrial and consumer packaging applications.

Industrial Specialties — Large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, and highly engineered specialty fasteners for the domestic and international aerospace industry. Flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

The Company uses Earnings (Operating Profit) Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as an indicator of operating performance and as a measure of cash generating capabilities. EBITDA is one of the primary measures used by management to evaluate performance. Legacy stock award expense represents a contractual obligation from the November 2000 acquisition which will run off completely in 2003. For purposes of this note, operating net assets is defined as total assets less current liabilities.

Operating net assets for 2001 and 2000 reflect the sale of TriMas' accounts receivable through the securitization agreement with MTSPC.

Segment activity is as follows:

	(In thousands)
	2002	2001	2000 SP	2000 LP
Net Sales
Cequent Transportation Accessories	$282,400	$264,680	$15,390	$265,560
Rieke Packaging Systems	109,050	105,250	7,680	100,470
Industrial Specialties	342,130	362,510	27,570	373,560
Total	$733,580	$732,440	$50,640	$739,590
Operating profit
Cequent Transportation Accessories	$31,880	$24,870	$(170)	$34,570
Rieke Packaging Systems	27,000	21,640	1,020	25,030
Industrial Specialties	24,860	31,650	570	42,670
Other Corporate expenses and Management fees	(12,360)	(7,280)	(470)	(6,970)
Legacy stock award expense	(4,240)	(3,200)	—	(770)
Total	$67,140	$67,680	$950	$94,530
EBITDA
Cequent Transportation Accessories	$44,520	$42,820	$1,290	$44,960
Rieke Packaging Systems	35,190	33,930	2,180	33,570
Industrial Specialties	42,750	55,080	2,490	62,060
Other Corporate expenses and Management fees	(12,210)	(7,170)	(470)	(6,890)
Legacy stock award expense	(4,240)	(3,200)	—	(770)
Total	$106,010	$121,460	$5,490	$132,930

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

FINANCIAL SUMMARY BY SEGMENT:

	(In thousands) December 31,
	2002	2001	2000
Operating Net Assets
Cequent Transportation Accessories	$394,070	$385,430	$417,080
Rieke Packaging Systems	337,210	311,920	306,850
Industrial Specialties	416,640	440,770	470,340
Corporate	132,280	(4,470)	12,630
Total	$1,280,200	$1,133,650	$1,206,900
Capital Expenditures
Cequent Transportation Accessories	$12,320	$5,350	$9,470
Rieke Packaging Systems	10,720	3,730	6,640
Industrial Specialties	8,650	9,610	6,690
Corporate	450	—	—
Total	$32,140	$18,690	$22,800

	(In thousands)
	2002	2001	2000 SP	2000 LP
Depreciation and Amortization
Cequent Transportation Accessories	$12,640	$17,970	$1,460	$10,390
Rieke Packaging Systems	8,190	12,330	1,160	8,540
Industrial Specialties	17,890	23,480	1,920	19,390
Corporate	150	—	—	80
Total	$38,870	$53,780	$4,540	$38,400

The Company's export sales approximated $36.5 million, $55.8 million and $53.9 million in 2002, 2001, and 2000, respectively.

The following table presents the TriMas non-United States revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-US country for which revenue and net assets were material to the combined revenues and net assets of TriMas taken as a whole.

	2002		(In thousands) 2001		2000
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
Europe	$39,000	$83,000	$37,000	$63,000	$38,000	$66,000
Australia	29,000	26,000	22,000	23,000	23,000	27,000
Other North America	31,000	27,000	33,000	13,000	33,000	17,000

Total non-US	$99,000	$136,000	$92,000	$99,000	$94,000	$110,000

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

18.    Income Taxes

	(In thousands)
	2002	2001	2000 SP	2000 LP
Income (loss) before income tax expense (credit):
Domestic	$(16,380)	$(17,550)	$(5,170)	$29,360
Foreign	19,500	8,100	(80)	12,830

	$3,120	$(9,450)	$(5,250)	$42,190

Income tax expense (credit):
Current payable (refundable):
Federal	$3,390	$(10,080)	$(4,100)	$9,650
State and local	600	490	270	710
Foreign	5,460	2,650	(20)	4,330
Deferred:
Federal	(9,070)	7,880	2,410	5,400
Foreign	1,870	930	340	820
	$2,250	$1,870	$(1,100)	$20,910

The components of deferred taxes at December 31, 2002 and 2001 are as follows:

	(In thousands)
	2002	2001
Deferred tax assets:
Inventories	$2,500	$1,800
Accounts receivable	1,750	1,610
Accrued liabilities and other long-term liabilities	14,330	580
Net operating loss	11,380	—

Deferred tax liabilities:
Property and equipment	(54,880)	(52,800)
Intangible assets	(107,750)	(110,100)
Other, principally investments	(4,960)	—

Net deferred tax liability	$(137,630)	$(158,910)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (credit) allocated to income (loss) before income taxes:

	(In thousands)
	2002	2001	2000 SP	2000 LP
U.S. federal statutory rate	35%	35%	35%	35%
Tax at U.S. federal statutory rate	$1,090	$(3,310)	$(1,830)	$14,770
State and local taxes, net of federal tax benefit	390	330	170	460
Higher effective foreign tax rate	500	750	350	660
Amortization in excess of tax, net	—	3,920	200	4,850
Other, net	270	180	10	170

Income tax expense (credit)	$2,250	$1,870	$(1,100)	$20,910

As a result of the common stock issuance and related financing transactions that occurred on June 6, 2002, the Company will no longer file a consolidated return with Metaldyne and its subsidiaries for U.S. Federal income tax purposes after such date. Under the terms of the TriMas stock purchase agreement, the income of the Company through June 6, 2002 (inclusive of interest push-down) will be absorbed by the Metaldyne and subsidiaries consolidated loss and the Company is not required to reimburse Metaldyne. The current federal tax provision of $3.4 million approximates this amount.

As of December 31, 2002, the Company has unused U.S. net operating losses ("NOL") carryforwards of approximately $32.5 million which expire in 2022. This amount includes a Federal NOL of approximately $21.3 million generated by TriMas for the period June 7 through December 31, 2002 and $10.8 million of the Metaldyne and subsidiaries consolidated NOL that is required to be allocated to the Company under the Internal Revenue Code and used on the Company's own separately filed Federal tax returns. The Company is required to reimburse Metaldyne for the utilization of the $10.8 million NOL as it occurs.

At December 31, 2002, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $57.5 million of undistributed earnings of foreign subsidiaries since the Company intends to permanently reinvest those earnings. Generally, such earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

Tax expense for the period January 1, 2002 through December 31, 2002 is shown before the change in recognition and measurement of goodwill impairment of $36.6 million, for which no tax benefit is available.

In 2001 and prior years, the Company's results of operations were included in Metaldyne's consolidated income tax returns and the provision for income tax expense has been calculated on a separate return basis. The deferred tax provision was determined under the asset and liability method. Deferred tax assets and liabilities were recognized based on differences between the book and tax basis of assets and liabilities using current enacted tax rates. The provision for income taxes was the sum of the amount of tax paid or payable for the year as determined by applying the provisions of enacted tax laws to the taxable income for that year and the net change during the year in the Company's deferred tax assets and liabilities.

Liabilities for U.S. federal and state income taxes for periods prior to June 6, 2002 were payable to Metaldyne. Cash taxes paid with respect to foreign jurisdictions were: $3.3 million in 2002; $3.5 million in 2001; and $4.5 million in 2000 LP. There were no cash taxes paid with respect to foreign jurisdictions in 2000 SP.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS —(continued)

19.    Summary Quarterly Financial Data (unaudited, in thousands)

	For the year ended December 31, 2002
	Post-Acquisition Basis
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$190,940	$201,290	$181,910	$159,440
Gross profit	55,560	62,740	26,660	36,270
Income (loss) before cumulative effect of change in accounting principle	3,550	6,350	(4,160)	(4,870)
Net income (loss)	(33,080)	6,350	(4,160)	(4,870)

	For the year ended December 31, 2001
	Post-Acquisition Basis
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$199,690	$196,350	$178,970	$157,430
Gross profit	53,170	51,900	45,120	38,940
Net income (loss)	380	(1,520)	(3,360)	(6,820)

	For the year ended December 31, 2000
	Pre-Acquisition Basis				Post- Acquisition Basis
	First Quarter	Second Quarter	Third Quarter	October 1- November 27, 2000	November 28- December 31, 2000
Net sales	$218,030	$217,760	$191,220	$112,580	$50,640
Gross profit	67,910	65,570	51,810	29,900	13,340
Net income (loss)	9,510	8,780	4,010	(1,020)	(4,150)

20.    Supplemental Guarantor Condensed Combining and Consolidating Financial Information

Under an indenture dated June 6, 2002, TriMas Corporation, the parent company ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

The accompanying supplemental guarantor condensed, combining or consolidating financial information is presented on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company's share in the subsidiaries' cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Prior to June 6, 2002, the Parent held equity investments directly in certain of the Company's wholly-owned Non-Guarantor Subsidiaries, and equity in these investees is included in the Parent column of the accompanying condensed combining financial information for all periods presented. Subsequent to June 6, 2002, all investments in non-domestic subsidiaries are held directly at TriMas Company LLC, a wholly-owned subsidiary of TriMas Corporation and Guarantor Subsidiary, and equity in non-domestic subsidiary investees for all periods subsequent to June 30, 2002 is included in the Guarantor Subsidiary column of the accompanying consolidating financial information.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
(In thousands)

	Post-Acquisition Basis As of December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$86,570	$13,870	$—	$100,440
Receivables, trade	60	77,760	17,760	—	95,580
Receivables, intercompany	—	6,030	6,120	(12,150)	—
Inventories	—	79,720	11,690	—	91,410
Deferred income taxes	—	18,290	—	—	18,290
Prepaid expenses and other	—	8,900	910	—	9,810
Total current assets	60	277,270	50,350	(12,150)	315,530
Investments in subsidiaries	808,620	128,830	—	(937,450)	—
Property and equipment, net	—	204,130	30,860	—	234,990
Excess of cost over net assets of acquired companies	—	437,590	74,250	—	511,840
Intangibles and other assets	17,710	327,470	3,230	—	348,410
Total assets	$826,390	$1,375,290	$158,690	$(949,600)	$1,410,770
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	440	40,090	13,950	—	54,480
Accounts payable, intercompany	—	6,120	6,030	(12,150)	—
Accrued liabilities	1,950	56,970	4,220	—	63,140
Due to Metaldyne	—	9,960	—	—	9,960
Total current liabilities	2,390	116,130	24,200	(12,150)	130,570
Long-term debt	435,950	257,240	—	—	693,190
Deferred income taxes	—	150,560	5,360	—	155,920
Other long-term liabilities	—	30,780	300	—	31,080
Due to Metaldyne	—	11,960	—	—	11,960
Total liabilities	438,340	566,670	29,860	(12,150)	1,022,720
Total shareholders' equity	388,050	808,620	128,830	(937,450)	388,050
Total liabilities and shareholders' equity	$826,390	$1,375,290	$158,690	$(949,600)	$1,410,770

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING BALANCE SHEET
(In thousands)

	Post-Acquisition Basis As of December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,940	$1,840	$—	$3,780
Receivables, trade	—	19,250	14,990	—	34,240
Receivable, intercompany	—	1,730	2,200	(3,930)	—
Inventories	—	85,720	11,090	—	96,810
Deferred income taxes	—	10,870	—	—	10,870
Prepaid expenses and other assets	—	4,810	1,360	—	6,170
Total current assets	—	124,320	31,480	(3,930)	151,870
Investment in subsidiaries	521,000	43,000	—	(564,000)	—
Property and equipment, net	—	228,010	26,370	—	254,380
Excess of cost over net assets of acquired companies	—	476,220	65,650	—	541,870
Intangibles and other assets	—	314,100	3,520	—	317,620
Total assets	$521,000	$1,185,650	$127,020	$(567,930)	$1,265,740
LIABILITIES AND METALDYNE CORPORATION NET INVESTMENT AND ADVANCES
Current liabilities:
Current maturities, long-term debt	$—	$28,900	$—	$—	$28,900
Accounts payable, trade	—	38,100	8,900	—	47,000
Accounts payable, intercompany	—	2,200	1,730	(3,930)	—
Accrued liabilities	—	51,130	5,060	—	56,190
Total current liabilities	—	120,330	15,690	(3,930)	132,090
Long-term debt	—	411,860	—	—	411,860
Deferred income taxes	—	166,010	3,770	—	169,780
Other long-term liabilities	—	30,470	540	—	31,010
Total liabilities	—	728,670	20,000	(3,930)	744,740
Metaldyne Corporation net investment and advances	521,000	456,980	107,020	(564,000)	521,000
Total liabilities and Metaldyne Corporation net investment and advances	$521,000	$1,185,650	$127,020	$(567,930)	$1,265,740

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Post-Acquisition Basis For the Year Ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
Net sales	$—	$650,310	$99,410	$(16,140)	$733,580
Cost of sales	—	(499,450)	(69,040)	16,140	(552,350)
Gross profit	—	150,860	30,370	—	181,230
Selling, general and administrative expenses	(340)	(101,850)	(11,900)	—	(114,090)
Operating profit	(340)	49,010	18,470	—	67,140
Other income (expense), net:
Interest expense	(21,300)	(37,010)	(1,700)	—	(60,010)
Other, net	(2,110)	(4,260)	2,360	—	(4,010)
Income (loss) before income tax (expense) credit, equity in net income of subsidiaries, and cumulative effect of change in accounting principle	(23,750)	7,740	19,130	—	3,120
Income tax (expense) credit	—	5,080	(7,330)	—	(2,250)
Equity in net income (loss) of subsidiaries	(12,010)	14,120	—	(2,110)	—
Income (loss) before cumulative effect of change in accounting principle	(35,760)	26,940	11,800	(2,110)	870
Cumulative effect of change in accounting principle	—	(36,630)	—	—	(36,630)
Net income (loss)	$(35,760)	$(9,690)	$11,800	$(2,110)	$(35,760)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING STATEMENT OF OPERATIONS
(In thousands)

	Post-Acquisition Basis For the Year Ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Net sales	$—	$658,680	$91,730	$(17,970)	$732,440
Cost of sales	—	(496,620)	(64,660)	17,970	(543,310)
Gross profit	—	162,060	27,070	—	189,130
Selling, general and administrative expenses	—	(106,950)	(14,500)	—	(121,450)
Operating profit	—	55,110	12,570	—	67,680
Other income (expense), net:
Interest expense	—	(71,450)	(1,680)	—	(73,130)
Other, net	—	(4,150)	150	—	(4,000)
Income (loss) before income tax (expense) credit and equity in net income (loss) of subsidiaries	—	(20,490)	11,040	—	(9,450)
Income tax (expense) credit	—	2,590	(4,460)	—	(1,870)
Equity in net income (loss) of subsidiaries	(11,320)	3,590	—	7,730	—
Net income (loss)	$(11,320)	$(14,310)	$6,580	$7,730	$(11,320)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING STATEMENT OF OPERATIONS
(In thousands)

	Post-Acquisition Basis For the period November 28, 2000 - December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Net sales	$—	$45,030	$10,530	$(4,920)	$50,640
Cost of sales	—	(33,890)	(8,330)	4,920	(37,300)
Gross profit	—	11,140	2,200	—	13,340
Selling, general and administrative expenses	—	(10,940)	(1,450)	—	(12,390)
Operating profit	—	200	750	—	950
Other income (expense), net:
Interest expense	—	(4,820)	(180)	—	(5,000)
Other, net	—	(110)	(1,090)	—	(1,200)
Income (loss) before income tax (expense) credit and equity in net income (loss) of subsidiaries	—	(4,730)	(520)	—	(5,250)
Income tax (expense) credit	—	1,190	(90)	—	1,100
Equity in net income (loss) of subsidiaries	(4,150)	40	—	4,110	—
Net income (loss)	$(4,150)	$(3,500)	$(610)	$4,110	$(4,150)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING STATEMENT OF OPERATIONS
(In thousands)

	Pre-Acquisition Basis For the Period January 1, 2000 - November 27, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Net sales	$—	$667,060	$83,770	$(11,240)	$739,590
Cost of sales	—	(480,990)	(54,650)	11,240	(524,400)
Gross profit	—	186,070	29,120	—	215,190
Selling, general and administrative expenses	—	(106,290)	(14,370)	—	(120,660)
Operating profit	—	79,780	14,750	—	94,530
Other income (expense), net:
Interest expense	—	(53,230)	(2,160)	—	(55,390)
Other, net	—	2,830	220	—	3,050
Income before income tax expense and equity in net income of subsidiaries	—	29,380	12,810	—	42,190
Income tax expense	—	15,600	5,310	—	20,910
Equity in net income of subsidiaries	21,280	4,650	—	(25,930)	—
Net income (loss)	$21,280	$18,430	$7,500	$(25,930)	$21,280

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
Operating Activities:
Net cash provided by (used for) operating activities	$(20,270)	$(21,410)	$16,570	$—	$(25,110)
Investing Activities:
Capital expenditures	—	(27,510)	(4,630)	—	(32,140)
Acquisition of a business, net of cash acquired	—	(1,920)	—	—	(1,920)
Investment in HammerBlow	—	(9,000)	—	—	(9,000)
Proceeds from sale of fixed assets	—	5,720	—	—	5,720
Other, net	—	100	—	—	100
Net cash used for investing activities	—	(32,610)	(4,630)	—	(37,240)
Financing Activities:
Net proceeds from issuance of common stock	259,730	—	—	—	259,730
Increase in debt	435,850	260,000	—	—	695,850
Debt issuance costs	(18,760)	(13,160)	—	—	(31,920)
Payment of debt	—	(441,560)	—	—	(441,560)
Dividend to Metaldyne Corporation	(338,080)	—	—	—	(338,080)
Intercompany transfers (to) from subsidiary	(260,790)	260,790	—	—	—
Net increase (decrease) in Metaldyne Corporation net investments and advances	(57,680)	72,580	90	—	14,990
Net cash provided by financing activities	20,270	138,650	90	—	159,010
Cash and Cash Equivalents
Increase (decrease) for the period	—	84,630	12,030	—	96,660
At beginning of period	—	1,940	1,840	—	3,780
At end of period	$—	$86,570	$13,870	$—	$100,440

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING STATEMENT OF CASH FLOWS
(In thousands)

	Post-Acquisition Basis For the Year Ended December 31, 2001
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Operating Activities:
Net cash provided by operating activities	$—	$63,000	$12,980	$—	$75,980
Investing Activities:
Capital expenditures	—	(15,990)	(2,700)	—	(18,690)
Proceeds from sale of fixed assets	—	6,000	780	—	6,780
Other, net	—	(710)	—	—	(710)
Net cash used for investing activities	—	(10,700)	(1,920)	—	(12,620)
Financing Activities:
Payment of debt	—	(20,410)	(11,750)	—	(32,160)
Net decrease in Metaldyne Corporation net investment and advances	—	(31,410)	(3,070)	—	(34,480)
Net cash used for financing activities	—	(51,820)	(14,820)	—	(66,640)
Cash and Cash Equivalents
Increase (decrease) for the period	—	480	(3,760)	—	(3,280)
At beginning of period	—	1,460	5,600	—	7,060

At end of period	$—	$1,940	$1,840	$—	$3,780

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED
FINANCIAL STATEMENTS
COMBINING STATEMENT OF CASH FLOWS
(In thousands)

	Post-Acquisition Basis For the Period November 28, 2000 - December 31, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Operating Activities:
Net cash provided by (used for) operating activities	$—	$21,190	$(2,480)	$—	$18,710
Investing Activities:
Capital expenditures	—	(2,510)	(750)	—	(3,260)
Proceeds from sale of fixed assets	—	1,560	430	—	1,990
Other, net	—	(30)	—	—	(30)
Net cash used for investing activities	—	(980)	(320)	—	(1,300)
Financing Activities:
Increase in debt	—	—	11,600	—	11,600
Net decrease in Metaldyne Corporation net investment and advances	—	(19,470)	(8,920)	—	(28,390)
Net cash provided by (used for) financing activities	—	(19,470)	2,680	—	(16,790)
Cash and Cash Equivalents
Increase (decrease) for the period	—	740	(120)	—	620
At beginning of period	—	720	5,720	—	6,440
At end of period	$—	$1,460	$5,600	$—	$7,060

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(continued)

SUPPLEMENTAL GUARANTOR CONDENSED COMBINED FINANCIAL
STATEMENTS
COMBINING STATEMENT OF CASH FLOWS
(In thousands)

	Pre-Acquisition Basis For the Period January 1, 2000 – November 27, 2000
	Parent	Guarantors	Non- Guarantors	Eliminations	Combined Total
Operating Activities:
Net cash provided by operating activities	$—	$93,130	$20,300	$—	$113,430
Investing Activities:
Acquisition of a business, net of cash acquired	—	(21,130)	—	—	(21,130)
Capital expenditures	—	(14,840)	(4,700)	—	(19,540)
Proceeds from notes receivables	—	1,550	—	—	1,550
Proceeds from sale of fixed assets	—	980	20	—	1,000
Other, net	—	—	1,510	—	1,510
Net cash used for investing activities	—	(33,440)	(3,170)	—	(36,610)
Financing Activities:
Payment of debt	—	(26,880)	(32,380)	—	(59,260)
Net increase (decrease) in Metaldyne Corporation net investments and advances	—	(35,210)	11,670	—	(23,540)
Net cash used for financing activities	—	(62,090)	(20,710)	—	(82,800)
Cash and Cash Equivalents
Decrease for the period	—	(2,400)	(3,580)	—	(5,980)
At beginning of period	—	3,120	9,300	—	12,420
At end of period	$—	$720	$5,720	$—	$6,440

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS
(concluded)

21.    Subsequent Events

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America, from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow for a purchase price of approximately $142.5 million (less our previous investment of $9.0 million), subject to adjustment. Of this amount, $7.5 million of the purchase price is payable in January 2004. On a pro forma basis, to take into account its recent acquisitions, HammerBlow had annual sales of approximately $108.0 million for the twelve months ended November 30, 2002. The purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems and SurePull Towing Systems.

On February 21, 2003, the Company acquired Highland Group Industries ("Highland") for approximately $70.5 million, subject to adjustment. Highland is a market-leading supplier of cargo management products and a full line supplier of vehicle protection products, specializing in products that help people safely load, anchor, secure, tow, carry, trailer, and organize cargo, as well as protect the vehicle and its cargo area. Highland had 2002 revenues of approximately $50.4 million.

It is not practicable to present balance sheet information for the businesses acquired, as described above, as the Company has not completed its initial purchase price allocation.

On March 6, 2003, the Company completed its registered exchange offer whereby the Company exchanged its $352.8 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012 in exchange for a like amount of outstanding 9 7/8% senior subordinated notes due 2012. The Company's registration statement on Form S-4 was declared effective by the Commission on February 5, 2003. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments under the bond indenture dated June 6, 2002.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Samuel Valenti III	56	Chairman of the Board of Directors
Gary M. Banks	52	Director
Charles E. Becker	54	Director
Timothy D. Leuliette	53	Director
W. Gerald McConnell	38	Director
David A. Stockman	55	Director
Daniel P. Tredwell	44	Director
Grant H. Beard	42	President, Chief Executive Officer and Director
Todd R. Peters	40	Executive Vice President and Chief Financial Officer
Lynn Brooks	49	President, Rieke Packaging Systems
Scott Hazlett	46	President, Cequent Transportation Accessories

Metaldyne has the right to appoint an additional director who has not yet been identified.

Samuel Valenti III. Mr. Valenti was elected as Chairman of our board of directors in connection with the transactions and is a Senior Managing Director of Heartland Industrial Partners, L.P. He has been a director of Masco Capital Corporation since 1988. Mr. Valenti was formerly Vice President-Investments of Masco Corporation from May 1977 to October 1998. Mr. Valenti is also a director of Collins & Aikman Corporation and Metaldyne Corporation.

Gary M. Banks. Mr. Banks was elected as one of our directors in connection with the transactions and is a Senior Managing Director of Heartland Industrial Partners, L.P. He has served as a Director of Documentum, Inc. since March 1999 and served as Vice President and Chief Information Officer of Sithe Energies, an electricity generation trading company in New York, from October 1999 to May 2000. From August 1998 to July 1999, he was Vice President and Chief Information Officer for Xerox Corporation, a manufacturing company. From June 1992 to July 1998, Mr. Banks served as Director MIS for the agricultural division of Monsanto Inc., a life sciences company. Before joining Monsanto, he spent 15 years with Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Banks is also a director of Metaldyne.

Charles E. Becker. Mr. Becker was elected as one of our directors in connection with the transactions. For over 25 years, through 1998, Mr. Becker was the CEO and co-owner of Becker Group, Inc., a global automotive interiors components supplier. Becker Group, Inc. was sold to Johnson Controls, Inc. in 1998. In January 1999, Mr. Becker re-acquired 10 North American plastic molding and tooling operations from Johnson Controls which subsequently became Becker Group, LLC. Mr. Becker is also the owner and chairman of Becker Ventures, LLC, which was established in 1998 to invest in a variety of business ventures, including the manufacturing, real estate and service industries. Mr. Becker is also a director of Metaldyne and Collins & Aikman Corporation.

Timothy D. Leuliette. Mr. Leuliette was elected as one of our directors in connection with the transactions and currently serves as Metaldyne's Chairman, President and Chief Executive Officer. He is the former Vice Chairman of Detroit Diesel Corp. and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President & Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President & Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a

Chairman of The Federal Reserve of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. Mr. Leuliette is also a director of Collins & Aikman Corporation.

W. Gerald McConnell. Mr. McConnell was elected as one of our directors in connection with the transactions. Mr. McConnell is a Senior Managing Director of Heartland Industrial Partners, L.P. Mr. McConnell was formerly a managing director at Deutsche Banc Alex. Brown (formerly Bankers Trust Co.), a banking firm, from 1997 until 1999. From 1991 until 1999, Mr. McConnell specialized in leveraged finance and financial sponsor coverage at Deutsche Banc Alex. Brown. Mr. McConnell is also a director of Collins & Aikman Corporation and Springs Industries, Inc.

David A. Stockman. Mr. Stockman was elected as one of our directors in connection with the transactions. He is a Senior Managing Director and the founder of Heartland Industrial Partners, L.P., a buyout firm, established in 1999, focused on industrial buyouts and buildups. Prior to founding Heartland, he was a senior managing director of The Blackstone Group L.P. and had been with Blackstone since 1988. Mr. Stockman is also a director of Collins & Aikman Corporation, Metaldyne Corporation and Springs Industries, Inc.

Daniel P. Tredwell. Mr. Tredwell was elected as one of our directors in connection with the transactions. Mr. Tredwell is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. He has more than a decade of leveraged financing experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Collins & Aikman Corporation, Metaldyne Corporation and Springs Industries, Inc.

Grant H. Beard. Mr. Beard was appointed as our President and Chief Executive Officer in March 2001 and was appointed as one of our directors in connection with the transactions. From August 2000 to March 2001, Mr. Beard was president, Chief Executive Officer and Chairman of HealthMedia, Inc. From January 1996 to August 2000, he was President of the Preferred Technical Group of Dana Corporation, a manufacturer of tubular fluid routing products sold to vehicle manufacturers. He has also served as Vice President of Sales, Marketing and Corporate Development for Echlin, Inc., before the acquisition of Echlin by Dana in late 1998. Mr. Beard has experience at two private equity/merchant banking groups, Anderson Group and Oxford Investment Group, where he was actively involved in corporate development, strategy and operations management.

Todd R. Peters. Mr. Peters was appointed as our Executive Vice President and Chief Financial Officer in connection with the transactions. From March 2001 to June 2002, Mr. Peters was our Vice President of Finance. From July, 1998 to March 2001, Mr. Peters held various senior financial and operational roles at Dana Corporation. He also served as the Vice President of Finance for Echlin Inc.'s Fluid Systems group from December 1994 to July 1998. Mr. Peters is a Certified Public Accountant and has held various roles at PricewaterhouseCoopers serving multi-national, industrial manufacturing clients, both public and private.

Lynn Brooks. Mr. Brooks has been President of Rieke Packaging Systems since July, 1996. He joined Rieke in May, 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager of Rieke. Before joining Metaldyne, he served with Ernst & Young in the Toledo, Ohio and Fort Wayne, Indiana offices.

Scott Hazlett. Mr. Hazlett joined us in August, 2001, prior to which he was president of an internet based strategic sourcing start-up company that was wound-up pursuant to an assignment of assets for the benefit of its creditors. Mr. Hazlett previously held senior management positions from 1995 to 2000 with Case Corporation and CNH Global (Case-New Holland), a global manufacturer of agricultural and construction equipment, including Senior Vice-President, Global Aftersales for CNH, where he was accountable for the post-merger world-wide agricultural customer support and parts businesses; Vice-President-General Manager, of Case's North American aftermarket parts business, and General Manager, North American retail operations. Prior to joining Case Corporation in 1995, Mr. Hazlett held plant management and multi-plant business unit general management assignments in the paper industry with James River Corporation. He held command and staff positions in the U.S. military from 1981-1990, serving in Europe, and on the staff and faculty at the United States Military Academy at West Point.

Committees of the Board of Directors. We presently have executive, audit and compensation committees.

Item 11.    Executive Compensation

Summary compensation

The following table summarizes the annual and long-term compensation paid to those persons who, on such basis, would have been our five most highly paid executive officers for 2002. All of the individuals in the table are referred to collectively as the "named executive officers."

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Securities Underlying Options(2)	LTIP Payouts	All Other Compensation(3)
Grant H. Beard, President	2002	$663,600	$750,000	153,075	—	—
Todd R. Peters, Executive Vice President and Chief Financial Officer	2002	$320,600	$204,000	45,922	—	—
Lynn Brooks, President, Rieke Packaging Systems(4)	2002	$291,200	$181,700	45,922	$215,300	—
Scott Hazlett, President, Cequent Transportation Accessories	2002	$270,400	$201,100	45,922	—	—
David Woodley, President, Industrial Specialties(5)	2002	$131,500	$147,500	—	—	—

(1)	Bonuses are paid in the year subsequent to when they are earned.
(2)	Represents options to purchase Metaldyne common stock granted under the Metaldyne 2001 Long-Term Equity Incentive Plan during 2001. See the discussion of these options below under the heading "Option Grants in Last Fiscal Year." Options grants under the 2002 Long Term Equity Incentive Plan for the year 2002 will be made in the year subsequent to which they are earned.
(3)	Officers may receive certain perquisites and personal benefits, the dollar amounts of which are below current Commission thresholds for reporting requirements for Messrs. Beard, Peters, Brooks, Hazlett and Woodley.
(4)	Mr. Brooks has an additional 31,867 restricted share awards of Metaldyne that vest evenly in January 2003 and 2004. The aggregate value of the unvested restricted shares is approximately $538,500 (using the $16.90 per share cash price paid in the Heartland acquisition of Metaldyne).
(5)	Mr. Woodley resigned as our President, Industrial Specialties, in June 2002. During 2002, he received severance payments of $147,500 in connection with his departure. He will receive additional aggregate severance of $102,500 over the first two quarters of 2003.

Option Grants in Last Fiscal Year

Certain of our executive officers received options to purchase Metaldyne common stock in 2001 as a portion of their compensation as Metaldyne employees. Each vested option will be converted into options to purchase TriMas common stock and the unvested options were canceled. In addition, appropriate adjustments will be made to the Metaldyne options when they are converted into TriMas options. See Item 13, "Certain Relationships and Related Transactions — Stock Purchase Agreement — Employee Matters." The table below shows the option grants in 2001.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Present Value*
Grant H. Beard	153,075	5.3%	$16.90	3/8/2011	N.M.
Todd R. Peters	45,922	1.6%	$16.90	4/1/2011	N.M.
Lynn Brooks	45,922	1.6%	$16.90	3/8/2011	N.M.
Scott Hazlett	45,922	1.6%	$16.90	9/1/2011	N.M.
David Woodley(2)	45,922	1.6%	$16.90	10/1/2011	N.M.

*	The present value of the options as of their grant date is not presented as it is not meaningful in the context of Metaldyne's common stock being privately held.
(1)	Each vested option to purchase shares of Metaldyne common stock will be canceled and replaced with options to purchase our common stock under the 2002 TriMas Corporation Long Term Equity Incentive Plan.
(2)	Mr. Woodley resigned as our President, Industrial Specialties, in June 2002, at which time his options were cancelled.

Option Exercises and Year-End Option Value

No options were exercised in 2002 by any of the named executive officers.

Pension Plans

The executive officers participate in pension plans maintained by us for certain of our salaried employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

	Years of Service
Remuneration(1)	5	10	15	20	25	30
$100,000	$5,645	$11,290	$16,935	$22,580	$28,225	$33,870
200,000	11,290	22,580	33,870	45,161	56,451	67,741
300,000	16,935	33,870	50,806	67,741	84,676	101,611
400,000	22,580	45,161	67,741	90,321	112,902	135,482
500,000	28,225	56,451	84,676	112,902	141,127	169,352
600,000	33,870	67,741	101,611	135,482	169,352	203,223
700,000	39,516	79,031	118,547	158,062	197,578	237,093
800,000	45,160	90,321	135,482	180,643	225,803	270,964

(1)	For purposes of determining benefits payable, remuneration in general is equal to the average of the highest five consecutive January 1 annual base salary rates paid by us prior to retirement.
(2)	Vesting occurs after five full years of employment. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefit and are not subject to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable under a Masco Corporation plan. The table does not depict Code limitations on tax-qualified plans because one of our plans is a non-qualified plan established to restore for certain salaried employees (including certain of the named executive officers) benefits that are not otherwise limited by the Code. Approximate years of credited service for the named executive officers are: Mr. Beard -1; Mr. Brooks -23 and Mr. Peters -1. In connection with the transactions, the liability under this plan was retained by Metaldyne. We established defined contribution plans effective January 1, 2003.

Under the Metaldyne Supplemental Executive Retirement Plan, certain of our officers and other key executives may receive retirement benefits in addition to those provided under our other retirement plans. Each participant is to receive annually upon retirement on or after age 65, an amount which, when combined with benefits from our other retirement plans (and, for most participants, any retirement benefits payable by reason of employment by prior employers) equals up to 60 percent of the average of the participant's highest three years' cash compensation received from us (base salary and regular year-end cash bonus or equivalent estimates where cash compensation has been reduced by agreement with us). A disability benefit is payable to a participant who has been employed at least two years and becomes disabled. Participants who terminate with more than five years' service before age 65 become entitled to receive a benefit adjusted by an age-and-service vesting schedule that provides for no more than 50 percent vesting upon attainment of age 50 and 100 percent vesting no earlier than age 60, with provision for an additional 20 points of vesting (not to exceed 100 percent in total) should termination by us without cause occur prior to age 65. Such vested benefit is not payable until age 65 and is subject to offset for amounts earned from prior or future employers. A surviving spouse will receive reduced benefits upon the participant's death. A participant and his (or her) surviving spouse may also receive supplemental medical benefits. The plan is unfunded, except that accelerated payment on a present value basis is mandatory following a change of control.

In connection with the transactions, as of June 6, 2002 the Metaldyne pension plans were curtailed with respect to our employees. Service and salary continued to accrue for our employees for benefit purposes until December 31, 2002. Effective January 1, 2003, we implemented a defined contribution profit sharing plan, including a Supplemental Executive Retirement Plan for key officers.

Long Term Equity Incentive Plan

We have an equity incentive plan, referred to as the 2002 Long Term Equity Incentive Plan, for our employees, directors and consultants. It is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve our long-term growth and profitability objectives. The plan provides for the grant to eligible employees, consultants and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of common stock or cash, performance shares, performance units, dividend equivalents and other stock-based awards. The plan is administered by the compensation committee of the board of directors, which will have the authority to select persons to whom awards will be granted, the types of awards to be granted and the terms and conditions of the individual awards. Stock options granted under the plan vest over a period of years and are not exercisable prior to certain liquidity events specified in applicable awards agreements. Our employees who have Metaldyne vested options will receive TriMas options, subject to adjustments, in substitution for those options.

Employment Agreements

We have agreed to enter into, subject to the approval of our board of directors which we expect to receive in early April 2003, employment agreements with Messrs. Beard, Peters, Brooks and Hazlett. Each such employment agreement states that the employee shall devote his full business time and efforts to the performance of his duties and responsibilities.

Mr. Beard's employment agreement provides that he will serve as our President and Chief Executive Officer and will receive an annual salary of $750,000 and be eligible to receive a bonus up to 100% of base salary. Mr. Peters' employment agreement provides that he will serve as our Executive Vice President and Chief Financial Officer and will receive an annual salary of $340,000 and will participate in our bonus plan. Mr. Brooks' employment agreement provides that he will serve as our Group President and will receive a salary of $291,200 and will participate in our bonus plan. Mr. Hazlett's employment agreement provides that he will serve as our Group President and will receive a salary of $290,000 and will participate in our bonus plan. Mr. Beard's agreement terminates on December 31, 2006 and is automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term. Messrs. Peters', Brooks' and Hazlett's employment agreements each expire on December 31, 2004 and each is automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term.

Each employment agreement provides the executive with certain benefits, including participation in the planned 2002 Long Term Equity Incentive Plan. Each agreement provides that we may, without cause, and the employee may, for good reason, terminate the agreement such that the employee, other than Mr. Beard, would receive two years' continued base salary, a bonus equal to two times his target bonus opportunity for a 12-month period, pro-rated bonus for the year termination occurs and continued benefits for up to 24 months. Mr. Beard would receive 30 months' continued base salary, a bonus equal to the highest of the previous five years' bonus award payable over 30 months and continued benefits for 30 months. Each agreement further provides that we may, for cause, and the executive may voluntarily, without good reason, terminate the agreement without any severance payments. Cause is defined in each agreement as the employee being convicted or entering a plea of guilty or no lo contendere to a felony or the employee's willful or sustained insubordinate or negligent conduct in the performance of his duties. Further, each agreement provides that within ten days of a qualified termination following a change of control, each executive, other than Mr. Beard, would receive two and one-half times his base salary and a bonus equal to two and one-half times the target bonus opportunity for such fiscal year in addition to a two and one-half year continuation of benefits. Mr. Beard would receive three times his base salary and a bonus equal to three times the target bonus opportunity for such fiscal year in addition to a three year continuation of benefits. Lastly, each employment agreement stipulates that the executive shall refrain from competing with us for a period of two years from the date of termination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2003 by:

•	each person known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of our current executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, we believe, each beneficial owner named in the table below will have sole voting and sole investment power with respect to all shares beneficially owned by them. There will be significant agreements relating to voting and transfers of common stock in the Shareholders Agreement described under Item 13, "Certain Relationships and Related Transactions."

Name and Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Heartland Industrial Associates, L.L.C.(2)(3) 55 Railroad Avenue Greenwich, Connecticut 06830	12,500,000	58%
Metaldyne Corporation(4) 47603 Halyard Drive Plymouth, Michigan 48170	6,750,000	31%
Masco Capital Corporation 21001 Van Born Road Taylor, Michigan 48180	1,250,000	6%
Gary Banks(3)	12,500,000	58%
Charles E. Becker	0	0
Grant H. Beard(5)	0	0
Lynn Brooks(5)	0	0
Scott Hazlett(5)	0	0
Tim Leuliette(3)	12,500,000	58%
W. Gerald McConnell(3)	12,500,000	58%

Name and Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Todd R. Peters(5)	0	0
David A. Stockman(3)	12,500,000	58%
Daniel P. Tredwell(3)	12,500,000	58%
Samuel Valenti III(3)	12,500,000	58%
All executive officers and directors as a group(3)(5)	12,500,000	58%

(1)	Does not give effect to a proposed $20.0 million repurchase of our common stock from Metaldyne. If effected at the purchase price per share of their June 6, 2002 investment, the relative percentage interests of Heartland Industrial Associates, L.L.C., Metaldyne and Masco Capital Corporation would be 61%, 28% and 6%, respectively.
(2)	The shares of common stock will be beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships which hold shares of common stock directly. These partnerships hold common stock as follows: 11,556,441 shares are held by TriMas Investment Fund I, L.L.C.; 675,000 shares are held by HIP Side-by-Side Partners, L.P.; and 268,559 shares are held by TriMas Investment Fund II, L.L.C. In addition, by reason of the Shareholders Agreement summarized under "Related Party Transactions," Heartland Industrial Associates, L.L.C. may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the Shareholders Agreement. Such beneficial ownership is hereby disclaimed.
(3)	All shares are beneficially owned as disclosed in footnote (2). Mr. Stockman is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. Messrs. Banks, Leuliette, McConnell, Tredwell and Valenti are also members of Heartland Industrial Associates, L.L.C. and also disclaim beneficial ownership of the shares. The business address for each such person is 55 Railroad Avenue, Greenwich, CT 06830.
(4)	Includes a presently exercisable warrant to purchase common stock.
(5)	Does not include expected option grants under our anticipated equity incentive plans. Such options are subject to vesting provisions and would not be immediately exercisable. Vested options will be exercisable following an initial public offering of our common shares and under certain circumstances, such as a change of control, vesting of options and exercisablility may accelerate.

Item 13. Certain Relationships and Related Transactions

Stock Purchase Agreement

On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265 million in us to acquire approximately 66% of our fully diluted common stock. As a result of the investment and other transaction, described below, Metaldyne received $840 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million. In addition, Metaldyne received a warrant to purchase additional shares of our common stock valued at $15 million. The common stock and warrants are valued based upon the cash equity investment being made by Heartland and the other investors. Heartland and Metaldyne presently own approximately 55% and 34% of our fully diluted common stock, respectively. In addition, we intend to seek to repurchase up to $20.0 million of our common stock from Metaldyne at the same price as valued on June 6, 2002 or at such other price as we may agree.

Employee Matters

Pursuant to the stock purchase agreement, each outstanding option to purchase Metaldyne common stock which has not vested, and which is held by TriMas employees was canceled on the closing date. Each option held by certain present and former employees which vested on or prior to the closing date will be replaced by options to purchase our common stock, with appropriate adjustments.

Pursuant to the stock purchase agreement, we agreed to promptly reimburse Metaldyne upon its written demand for (i) cash actually paid in redemption of certain restricted shares of Metaldyne held by certain employees under restricted stock awards, and (ii) 42.01% of the amount of cash actually paid to certain other employees by Metaldyne in redemption of restricted stock awards held by such employees. We also have certain other obligations to reimburse Metaldyne for the allocated portion of its current and former employee-related benefit plan responsibilities.

Indemnification

Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will indemnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and our respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (57.99% in the case of Metaldyne and 42.01% in our case) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

Shareholders Agreement

Heartland, Metaldyne and other investors are parties to a shareholders agreement regarding their ownership of our common stock. References to Heartland refer to all of its affiliated entities collectively, unless otherwise noted. The following description of certain terms relating to the voting or disposition of shares is subject to change as the terms are subject to negotiation and additional parties may be added should other persons participate in the equity financing for the transactions. The agreement contains other covenants for the benefit of the shareholders parties thereto.

Election of Directors. The shareholders agreement provides that the parties will vote their shares of common stock in order to cause (1) the election to the board of directors of such number of directors as shall constitute a majority of the board of directors as designated by Heartland; and (2) the election to the board of directors of up to two directors designated by Metaldyne.

Transfers of Common Stock. Prior to the date we consummate a qualifying public equity offering, the shareholders agreement restricts transfers of common stock except for certain transfers, including (1) to a permitted transferee of a stockholder, (2) pursuant to the "right of first offer" provision discussed below, (3) pursuant to the "tag-along" provision discussed below, (4) pursuant to the "drag-along" provision discussed below and (5) pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act.

Right of First Offer. The shareholders agreement provides that, prior to a qualifying public equity offering, no stockholder party to the agreement may transfer any of its shares other than to a permitted transferee of such stockholder or pursuant to the "tag-along" and "drag-along" provisions unless such stockholder shall offer such shares to us. If we decline to purchase the shares, then Heartland shall have the right to purchase such shares. Any shares not purchased by us or Heartland can be sold by such stockholder party to the agreement at a price not less than 90% of the price offered to us or Heartland.

Tag-Along Rights. The shareholders agreement grants the stockholders party to the agreement, subject to certain exceptions, in connection with a proposed transfer of common stock by Heartland or its affiliates, the right to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other stockholders at the same price and upon the same economic terms as are being offered to Heartland. These rights terminate upon a qualifying public equity offering.

Drag-Along Rights. The shareholders agreement will provide that when Heartland and its affiliates enter into a transaction resulting in a substantial change of control of us, Heartland has the right to require the other stockholders to sell a proportionate percentage of shares of common stock in such transaction as Heartland is selling and to otherwise vote in favor of the transactions effecting such substantial change of control. These rights terminate upon a qualifying public equity offering.

Registration Rights. The shareholders agreement will provide the stockholders party to the agreement with unlimited "piggy-back" rights each time we file a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, following a qualifying public equity offering, Heartland and Metaldyne have the ability to demand the registration of their shares, subject to various hold back, priority and other agreements. The shareholders agreement grants three demand registrations to Metaldyne and an unlimited number of demands to Heartland.

Advisory Agreement

We and Heartland are parties to an Advisory Agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. Heartland is entitled to receive a fee for such services equal to $4 million per annum, payable quarterly, which is what we believe we would pay an unaffiliated third party for such services. In addition to providing ongoing consulting services, Heartland has also agreed to assist in acquisitions, divestitures and financings, for which Heartland will receive a fee equal to one percent of the value of such transaction. Heartland received a fee of $9.75 million in connection with the transactions which was calculated based on a percentage of the transaction value. The Advisory Agreement also provides that Heartland will be reimbursed for its reasonable out-of-pocket expenses. The Advisory Agreement terminates when Heartland owns less than 10% of the common equity interest it acquired in us from the transactions or such earlier date as Heartland and we shall agree.

Corporate Services Agreement

We and Metaldyne are parties to a services agreement pursuant to which Metaldyne will provide us use of its management information systems, legal, tax, accounting, human resources and other support services in return for payment of an annual fee of $2.5 million for the services, payable in equal quarterly installments of $625,000 for the term of the agreement, less any amounts equal to the cost of any of the services that are assumed directly by us. The annual fee amount represents what we believe we would pay an unaffiliated third party for such services. The term of the agreement is one year and it is subject to annual renewal at the parties' mutual election. Effective January 1, 2003, the agreement was amended whereby Metaldyne will continue to receive an annual fee of $2.5 million for services rendered to TriMas. However, the fee will no longer be reduced for TriMas' third party charges.

Assignment of Lease Agreement

We and Heartland entered into an assignment of lease agreement for our headquarters in Bloomfield Hills, Michigan for the remainder of the term. The lease will expire on January 31, 2007 at which time we have the option to extend the lease for one five year period. Pursuant to the terms of the assignment, we will be responsible for payment of all rent for the premises equaling approximately $23,400 per month for the first year, increasing to approximately $25,100 per month for the remainder of the term. In addition, we will be required to pay all applicable taxes, utilities and other maintenance expenses and will be required to obtain general liability and fire insurance for the premises.

Item 14.    Controls and Procedures

Within the 90-day period prior to the date of this report, an evaluation was carried out, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, subject to the limitations below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company, including its CEO and CFO, does not expect that the Company's disclosure and internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonably, not absolute, assurance that the objectives of a control system are met.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Listing of Documents

(1) Financial Statements

The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2002 and December 31, 2001, and for the periods ended December 31, 2002, December 31, 2001, December 31, 2000 and November 27, 2000, consist of the following:

Balance Sheets

Statement of Operations

Statement of Cash Flows

Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances

Notes to Financial Statements

(2) Financial Statement Schedules

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2002, December 31, 2001, December 31, 2000 and November 27, 2000, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

See Exhibit Table at the end of this Report.

(b) Reports on Form 8-K:

A report on Form 8-K dated February 21, 2003 reported under Item 2, "Acquisition or Disposition of Assets," the acquisition of Highland Group Corporation.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

DATE: March 28, 2003	BY: /s/ Grant H. Beard Name: Grant H. Beard Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2003

Grant H. Beard

/s/ Todd R. Peters	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

Todd R. Peters

/s/ Samuel Valenti	Chairman of the Board of Directors	March 28, 2003

Samuel Valenti III

/s/ Gary M. Banks	Director	March 28, 2003

Gary M. Banks

/s/ Charles E. Becker	Director	March 28, 2003

Charles E. Becker

/s/ Timothy D. Leuliette	Director	March 28, 2003

Timothy D. Leuliette

/s/ W. Gerald McConnell	Director	March 28, 2003

W. Gerald McConnell

/s/ David A. Stockman	Director	March 28, 2003

David A. Stockman

/s/ Daniel P. Tredwell	Director	March 28, 2003

Daniel P. Tredwell

TRIMAS CORPORATION
SCHEDULE II PURSUANT TO ITEM 15(a)(2) OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE PERIODS ENDED
DECEMBER 31, 2002, DECEMBER 31, 2001, DECEMBER 31, 2000 AND NOVEMBER 27, 2000.

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Credited) to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Post-acquisition Basis
Year Ended December 31, 2002	$3,670,000	$1,380,000	$115,000	$855,000	$4,310,000
Year Ended December 31, 2001	$4,870,000	$2,190,000	$1,100,000	$4,490,000	$3,670,000
Period Ended December 31, 2000	$3,600,000	$380,000	$890,000	—	$4,870,000
Pre-acquisition Basis
Period Ended November 27, 2000	$2,740,000	$1,850,000	—	$990,000	$3,600,000

(A)	Allowance of companies acquired, and other adjustments, net.
(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

CERTIFICATION OF GRANT H. BEARD PURSUANT TO
RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
OF TRIMAS CORPORATION

I, Grant H. Beard, certify that:

1.	I have reviewed this annual report on Form 10-K of TriMas Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
A.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
B.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
C.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
A.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
B.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Grant H. Beard
Grant H. Beard
Chief Executive Officer

CERTIFICATION OF TODD R. PETERS PURSUANT TO
RULE 13a-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002
OF TRIMAS CORPORATION

I, Todd R. Peters certify that:

1.	I have reviewed this annual report on Form 10-K of TriMas Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
A.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
B.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
C.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
A.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
B.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Todd R. Peters
Todd R. Peters
Chief Financial Officer

TRIMAS CORPORATION

Exhibit Index

Exhibit No.		Description
3.1	*	Amended and Restated Certificate of Incorporation of TriMas Corporation dated May 31, 1994
3.2	*	Amended and Restated By-laws of TriMas Corporation
4.1	*	Indenture dated June 6, 2002.
4.2	*	Registration Rights Agreement by and Among TriMas Corporation and Credit Suisse First Boston and JP Morgan Securities Inc. and First Union Securities Inc. and Deutsche Bank Securities Inc. and Comerica Securities Inc. and NatCity Investment Inc dated June 6, 2002
4.3	*(a)	Registration Rights Agreement by and Among TriMas Corporation and Credit Suisse First Boston and JP Morgan Securities Inc. dated December 10, 2002
4.4		Supplemental Indenture dated as of March 4, 2003
10.1	*	Stock Purchase Agreement by and among TriMas Corporation and Metaldyne Corporation LLC dated May 17, 2002
10.2	*	Amended and restated Shareholders Agreement by and among TriMas Corporation and Metaldyne Corporation dated July 19, 2002
10.3	*	Warrant Agreement dated June 6, 2002
10.4	*	Credit Agreement between TriMas Company LLC , JP Morgan Chase Bank, CSFB Cayman Island Branch, Comerica Bank, National City Bank and Wachovia Bank, National Association and JP Morgan Securities Inc., and Credit Suisse First Boston, dated June 6, 2002
10.5	*	Receivables Purchase Agreement
10.6	*	Receivables Transfer Agreement
10.7	*	Corporate Services Contract
10.8	*	Lease Assignment and Assumption Agreement
10.9	*	Equity Incentive Plan
10.10	*(b)	Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003
10.11		Amendment No. 1 to the Credit Agreement
10.12	**	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003
10.13		Form of Employment Agreement between TriMas Corporation and Grant H. Beard
10.14		Form of Employment Agreement between TriMas Corporation and Todd R. Peters
10.15		Form of Employment Agreement between TriMas Corporation and Lynn Brooks
10.16		Form of Employment Agreement between TriMas Corporation and Scott Hazlett

Exhibit No.	Description
12	Statement regarding computation of ratios
21	Subsidiaries of TriMas Corporation
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with TriMas Corporation's Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
*(a)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to TriMas Corporation's Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
*(b)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to TriMas Corporation's Registration Statement on Form S-4, filed on January 29, 2003 (File No. 333-100351).
**	Incorporated by reference to the Exhibits filed with TriMas Corporation's Form 8-K filed February 25, 2003.