Form 10-Q
period 2003-03-30
TRIMAS CORP
filed 2003-05-14
CIK 842633

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                   (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM TO     .

                        COMMISSION FILE NUMBER 333-100351

                                 ---------------

                               TRIMAS CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               38-2687639
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                        39400 WOODWARD AVENUE, SUITE 130
                        BLOOMFIELD HILLS, MICHIGAN 48304
          (Address of principal executive offices, including zip code)

                                 (248) 631-5400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 6-2 of the Exchange Act). Yes [ ] No [X].

    As of May 13, 2003, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,000,000 shares.
================================================================================

                               TRIMAS CORPORATION

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
Part I.     Financial Information

    Forward Looking Statements                                                      1

    Item 1. Financial Statements

            Consolidated Balance Sheet - March 30, 2003
            and December 31, 2002                                                   2

            Consolidated Statement of Operations for the
            Three Months Ended March 30, 2003 and March 31, 2002                    3

            Consolidated Statement of Cash Flows for the
            Three Months Ended March 30, 2003 and March 31, 2002                    4

            Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 30, 2003                               5

            Notes to Consolidated Financial Statements                              6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    26

    Item 3. Quantitative and Qualitative Disclosure about Market Risk              34

    Item 4. Controls and Procedures                                                34

Part II.    Other Information, Signature and Certifications                        35

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "expect," "anticipate," "believe," "estimate" and similar words used in this report.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this report.

         The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-based factors such as:

      o General Economic Conditions - our business depends upon general economic conditions and we serve some customers in highly cyclical industries.

      o Acquisition Strategy - if we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, our business strategy and financial condition and results would be negatively affected.

      o Labor Stoppages - we may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages.

      o Product Liability and Warranty Claims - we may incur material losses and costs as a result of product liability and warranty claims, as well as legacy liability issues.

      o Environmental Matters - we may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

      o Raw Material and Other Costs - increases in our raw material, labor, or energy costs or the loss of a substantial number of our suppliers could adversely affect us.

      o Competition - we operate in competitive industries and may experience increased competition.

      o Changing Technology - our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques.

      o Dependence on Key Individuals and Relationships - we depend on the services of key individuals and relationships.

      o Control by Principal Stockholder - we are controlled by Heartland, whose interests in our business may be different than those of our other investors.

      o Substantial Leverage and Debt Service - we have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations.

      o Substantial Restrictions and Covenants - restrictions in our credit facility and under the indenture governing our notes.

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

         We disclose important factors that could cause our actual results to differ materially from our expectations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments on the notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               TRIMAS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      MARCH 30, 2003 AND DECEMBER 31, 2002
                       (UNAUDITED - DOLLARS IN THOUSANDS)

                                                                              MARCH 30,           DECEMBER 31,
                                                                                2003                  2002
                                                                           --------------        -------------
                                ASSETS
Current assets:
  Cash and cash equivalents ............................................   $       30,660        $     100,440
  Receivables...........................................................           88,490               95,580
  Inventories...........................................................          122,260               91,410
  Deferred income taxes.................................................           18,740               18,290
  Prepaid expenses and other current assets ............................           12,110                9,810
                                                                           --------------        -------------

    Total current assets ...............................................          272,260              315,530

Property and equipment, net ............................................          207,860              234,990
Excess of cost over net assets of acquired companies ...................          619,150              511,840
Other intangibles.......................................................          361,690              286,270
Other assets............................................................           64,820               62,140
                                                                           --------------        -------------

    Total assets .......................................................   $    1,525,780        $   1,410,770
                                                                           ==============        =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities, long-term debt....................................   $       10,640        $       2,990
  Accounts payable......................................................           80,030               54,480
  Accrued liabilities...................................................           83,590               63,140
  Due to Metaldyne......................................................           11,790                9,960
                                                                           --------------        -------------

    Total current liabilities ..........................................          186,050              130,570

Long-term debt .........................................................          707,910              693,190
Deferred income taxes ..................................................          187,270              155,920
Other long-term liabilities ............................................           21,940               31,080
Due to Metaldyne........................................................            7,230               11,960
                                                                           --------------        -------------

    Total liabilities ..................................................        1,110,400            1,022,720
                                                                           --------------        -------------

Commitment and contingencies (Note 11)..................................              --                    --

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and
    outstanding: None...................................................              --                    --
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and
    outstanding 20,750,000 and 19,250,000 shares, respectively..........              210                  190
Paid-in capital.........................................................          418,110              387,500
Retained deficit........................................................          (14,260)              (6,940)
Accumulated other comprehensive income..................................           11,320                7,300
                                                                            --------------        -------------

     Total shareholders' equity.........................................          415,380              388,050
                                                                           --------------        -------------

     Total liabilities and shareholders' equity.........................   $    1,525,780        $   1,410,770
                                                                           ==============        =============






   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION
                             STATEMENT OF OPERATIONS
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                           (UNAUDITED - IN THOUSANDS)


                                                                                         THREE MONTHS ENDED MARCH
                                                                                     ---------------------------------
                                                                                          2003               2002
                                                                                      CONSOLIDATED         COMBINED
                                                                                     -------------       -------------
Net sales.........................................................................   $     213,780       $     190,940
Cost of sales.....................................................................        (162,120)           (135,380)
                                                                                     -------------       -------------

  Gross profit....................................................................          51,660              55,560

Selling, general and administrative expenses......................................         (35,320)            (31,310)
                                                                                     -------------       -------------

  Operating profit................................................................          16,340              24,250
                                                                                     -------------       -------------

Other income (expense), net:
  Interest expense................................................................         (16,040)            (17,400)
    Other, net....................................................................         (12,400)             (1,390)
                                                                                     -------------       -------------

     Other expense, net ..........................................................         (28,440)            (18,790)
                                                                                     -------------       -------------

Income (loss) before income tax (expense) credit and cumulative effect
  of change in  accounting principle..............................................         (12,100)              5,460
Income tax (expense) credit.......................................................           4,780              (1,910)
                                                                                     -------------       -------------

Income (loss) before cumulative effect of change in accounting principle..........          (7,320)              3,550
Cumulative effect of change in recognition and measurement of goodwill impairment.              --             (36,630)
                                                                                     -------------       -------------

Net loss..........................................................................   $      (7,320)      $     (33,080)
                                                                                     =============       =============










   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION
                             STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002
                           (UNAUDITED - IN THOUSANDS)


                                                                                          THREE MONTHS ENDED MARCH
                                                                                       -----------------------------
                                                                                           2003             2002
                                                                                       CONSOLIDATED        COMBINED
                                                                                       ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................           $    (7,320)     $   (33,080)
  Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities, net of impact of acquisitions:
       Cumulative effect of accounting change................................                    --           36,630
       Net loss on sales of fixed assets.....................................                12,150               --
       Depreciation and amortization.........................................                10,950           11,500
       Legacy stock award expense ...........................................                 1,270               --
       Amortization of debt issue costs......................................                   940               --
       Deferred income taxes ................................................                (7,420)           2,200
       Net proceeds from accounts receivable securitization..................                57,430           22,460
       Payment to Metaldyne to fund contractual liabilities..................                (4,570)              --
       Increase in receivables...............................................               (26,450)         (37,290)
       (Increase) decrease in inventories....................................                (1,350)           3,960
       (Increase) decrease in prepaid expenses and other assets..............                (2,410)           1,780
       Increase in accounts payable and accrued liabilities..................                13,930            2,000
       Other, net............................................................                 1,090            1,030
                                                                                        -----------      -----------

         Net cash provided by operating activities, net of acquisition impact                48,240           11,190
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................................                (4,040)          (4,600)
  Proceeds from sales of fixed assets........................................                42,120              160
  Acquisition of businesses, net of cash acquired............................              (200,750)              --
                                                                                        -----------      -----------

         Net cash used for investing activities..............................              (162,670)          (4,440)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.................................                30,000               --
  Proceeds from borrowings on revolving credit facility......................               191,700               --
  Repayments of borrowings on revolving credit facility......................              (176,700)              --
  Debt issuance costs........................................................                  (250)              --
  Payment on note payable....................................................                  (100)              --
  Net decrease in Metaldyne Corporation net investment and advances..........                    --          (13,610)
  Increase in debt...........................................................                    --           19,730
  Payment of debt ...........................................................                    --          (13,230)
                                                                                        -----------      -----------

         Net cash provided by (used for) financing activities ...............                44,650           (7,110)
                                                                                        -----------      -----------

CASH AND CASH EQUIVALENTS:
  Decrease for the period....................................................               (69,780)            (360)
  At beginning of period.....................................................               100,440            3,780
                                                                                        -----------  ---------------

         At end of period....................................................           $    30,660      $     3,420
                                                                                        ===========      ===========




    The accompanying notes are an integral part of these financial statements

                               TRIMAS CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 30, 2003
                           (UNAUDITED - IN THOUSANDS)

                                                                                      ACCUMULATED
                                                                                        OTHER
                                              COMMON       PAID-IN      RETAINED     COMPREHENSIVE
                                               STOCK       CAPITAL       DEFICIT         INCOME          TOTAL
                                             ---------    ---------     ---------     ----------       ---------
Balances, December 31, 2002..............    $     190    $ 387,500     $  (6,940)    $    7,300       $ 388,050
                                                                                                       ---------
Comprehensive income (loss):
  Net loss...............................           --           --        (7,320)            --          (7,320)
  Foreign currency translation...........           --           --            --          4,020           4,020
                                                                                                       ---------
  Total comprehensive loss...............           --           --            --             --          (3,300)
                                                                                                       ---------
Net proceeds from issuance of
  common stock...........................           20       29,980            --             --          30,000
Net adjustments to reflect settlement
  of contractual obligations.............           --          630            --             --             630
                                             ---------    ---------     ---------     ----------       ---------

Balances, March 30, 2003.................    $     210    $ 418,110     $ (14,260)    $   11,320       $ 415,380
                                             =========    =========     =========     ==========       =========


















   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         TriMas Corporation ("TriMas" or the "Company") is a global manufacturer of products for commercial, industrial and consumer markets. During the first quarter of 2003, the Company re-aligned its operating segments and appointed a group president for its Fastening Systems group. Prior period segment information has been revised to conform to the current structure and presentation. The Company is principally engaged in four segments with diverse products and market channels. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers and retail outlets. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. The Fastening Systems group produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners and highly engineered specialty fasteners for the domestic and international aerospace industry. The Industrial Specialties group produces flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

         Prior to June 6, 2002 and the common stock issuance and related financing transactions discussed in Note 2 below, the accompanying financial statements represents the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation ("Metaldyne") which constituted TriMas. The combined financial statements include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company. Subsequent to June 6, 2002, the financial position and results of operations of the Company and its subsidiaries are presented on a consolidated basis and the Company will no longer file a consolidated tax return with Metaldyne.

         The Company's fiscal year ends on December 31. The Company's fiscal quarters end on the Sunday nearest March 31, June 30 and September 30. All quarter references relate to the Company's fiscal year quarters unless otherwise noted.

         The accompanying condensed financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the current year presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

2.       RECAPITALIZATION

         On June 6, 2002, the Company, Metaldyne and Heartland Industrial Partners ("Heartland") entered into a stock purchase agreement under which Heartland and other co-investors invested $265 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a $150 million revolving credit facility, a $260 million term loan facility and a $125 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840 million in the form of cash, retirement of debt owed by TriMas to Metaldyne

                               TRIMAS CORPORATION

                                   (UNAUDITED)

or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15 million. At March 30, 2003, this warrant had not been exercised. The common stock and warrants were valued based upon the cash equity investment made by Heartland and the other investors. At March 30, 2003, Metaldyne owned 31.4% of the Company's common stock on a fully diluted basis.

         As Heartland is both the Company's and Metaldyne's controlling shareholder, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction closing date.

3.       ACQUISITIONS

         On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow. The total consideration paid was $142.3 million (including our previous investment of $9.0 million), subject to a trade working capital adjustment pursuant to the purchase agreement. Of this amount, $7.2 million, net of the purchase price is deferred, payable in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

         On February 21, 2003, the Company acquired Highland Group Industries ("Highland") from the shareholders and option holders of Highland and FNL Management Corp. The total consideration paid was $73.1 million, subject to a trade working capital adjustment pursuant to the purchase agreement. Highland is a market-leading supplier of cargo management products and a full line supplier of vehicle protection products, specializing in products that help people safely load, anchor, secure, tow, carry, trailer, and organize cargo, as well as protect the vehicle and its cargo area.

         The acquisitions of HammerBlow and Highland provide additional opportunities to leverage new product extensions and innovations in our towing and trailer products businesses with customers in new markets through enhanced brand awareness and distribution, particularly in the end consumer retail channel.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The Company is in the process of evaluating third-party valuations of certain intangible assets and analyzing costs of integration of these businesses. The allocation of the purchase price is subject to refinement of these estimates as well as any changes resulting from finalizing working capital adjustments pursuant to the terms of the purchase agreements (in thousands):

                                                         HAMMERBLOW         HIGHLAND          TOTAL
                                                         ----------        ----------      ----------
         Current assets .........................        $   36,300        $   19,070      $   55,370
         Property and equipment..................            22,200             5,980          28,180
         Other intangible assets.................            54,290            24,700          78,990
         Goodwill................................            69,800            35,160         104,960
         Deferred taxes and other................             2,380             1,280           3,660
                                                         ----------        ----------      ----------

                  Total assets acquired..........           184,970            86,190         271,160
                                                         ----------        ----------      ----------

         Current liabilities.....................            22,200             3,140          25,340
         Deferred tax liabilities................            20,470             9,950          30,420
                                                         ----------        ----------      ----------

                  Total liabilities assumed......            42,670            13,090          55,760
                                                         ----------        ----------      ----------

         Net assets acquired..........................   $  142,300        $   73,100      $  215,400
                                                         ==========        ==========      ==========


         The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, of which approximately $2.3 million of this amount was included in cost of sales during the quarter ended March 30, 2003. Based on preliminary estimates, of the $79.0 million of acquired other intangible assets, $40.9 million was assigned to Customer Relationships with a useful life of 15 years, $34.6 million was assigned to Trademarks with a useful life of 40 years and the remaining $3.5 million was assigned to Technology and Other with useful lives ranging from 7 - 10 years. The $105.0 million of goodwill is assigned to the Cequent Transportation Accessories segment.

         The results of these acquisitions are included in the March 30, 2003 consolidated financial statements of the Company from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the acquisition of Tekonsha and SurePull occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003 and 2002, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it will not be recurring.

         The selected unaudited pro forma financial information presented does not include the adjustments needed to give effect to the recapitalization described in Note 2.

                                                                   THREE MONTHS ENDED MARCH
                                              --------------------------------------------------------------------
             (IN THOUSANDS)                                2003                                 2002
                                              ------------------------------        ------------------------------
                                              AS REPORTED         PRO FORMA         AS REPORTED        PRO FORMA
                                              -----------         ----------         ----------         ----------
Net sales.............................        $   213,780         $  230,200         $  190,940         $  230,450
                                              -----------         ----------         ----------         ----------
Operating profit......................        $    16,340         $   21,130         $   24,250         $   28,550
                                              -----------         ----------         ----------         ----------
Income (loss) before cumulative
   effect of accounting change........        $    (7,320)        $   (5,080)        $    3,550         $    5,450
                                              -----------         ----------         ----------         ----------
Net income (loss).....................        $    (7,320)        $   (5,080)        $  (33,080)        $  (31,180)
                                              -----------         ----------         ----------         ----------

                               TRIMAS CORPORATION

                                   (UNAUDITED)


4.       GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, TriMas adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement eliminated amortization of goodwill and certain other intangible assets, but requires at least annual testing for impairment by comparison of estimated fair value to carrying value. The Company estimates fair value using the present value of expected future cash flows and other valuation measures.

         The Company completed its transitional impairment test in the second quarter of 2002, which resulted in a non-cash, after tax charge of $36.6 million related to the Company's Fastening Systems group. Sales, operating profits and cash flows for that business were lower than expected beginning in the first quarter of 2001, and experienced further deterioration during the remainder of 2001 due to the overall economic downturn and cyclical declines in certain markets for Fastening Systems products. Based on that trend, the earnings and cash flow forecasts for the next five years were revised resulting in the goodwill impairment loss. Consistent with the requirements of Statement 142, the Company recognized this impairment charge as of January 1, 2002 as the cumulative effect of change in accounting principle. As of December 31, 2002, the Company's test for impairment indicated that the fair value of goodwill exceeds the related carrying value.

         Changes in the carrying amount of goodwill for the quarter ended March 30, 2003 are as follows (in thousands):

                                              CEQUENT             RIEKE
                                           TRANSPORTATION        PACKAGING    FASTENING        INDUSTRIAL
                                             ACCESSORIES          SYSTEMS      SYSTEMS        SPECIALTIES          TOTAL
                                             -----------       -----------    ----------       ----------       -----------
Balance, December 31, 2002.........          $   226,600       $   165,230    $   49,510       $   70,500       $   511,840
    Goodwill from acquisitions.....              104,960                --            --              740           105,700
    Impact of foreign currency
       translation and other.......                  900               220           230              260             1,610
                                             -----------       -----------    ----------       ----------       -----------

Balance, March 30, 2003............          $   332,460       $   165,450    $   49,740       $   71,500       $   619,150
                                             ===========       ===========    ==========       ==========       ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


         The gross carrying amounts and accumulated amortization for the Company's acquired other intangible assets as of March 30, 2003 and December 31, 2002 are summarized below (in thousands):

                                            AS OF MARCH 30, 2003                 AS OF DECEMBER 31, 2002
                                      --------------------------------      ---------------------------------
                                      GROSS CARRYING       ACCUMULATED      GROSS CARRYING        ACCUMULATED
INTANGIBLE CATEGORY BY USEFUL LIFE        AMOUNT          AMORTIZATION          AMOUNT           AMORTIZATION
----------------------------------    --------------      ------------      --------------       ------------
Customer relationships:
     6 - 12 years................      $     26,500        $   (6,120)       $     26,500         $   (5,460)
     15 - 25 years...............           102,900            (6,730)             62,000             (5,630)
     40 years....................           111,580            (6,490)            111,580             (5,790)
                                       ------------        ----------        ------------         ----------

Total customer relationships.....           240,980           (19,340)            200,080            (16,880)
                                       ------------        -----------       ------------         -----------

Trademark/Trade names:
     40 years....................            89,470            (3,280)             54,390             (2,830)
                                       ------------        ----------        ------------         ----------
Technology and other:
     5 - 15 years................            26,000            (6,390)             22,500             (5,670)
     18 - 30 years...............            38,190            (3,940)             38,190             (3,510)
                                       ------------        ----------        ------------         ----------

Total technology and other.......            64,190           (10,330)             60,690             (9,180)
                                       ------------        ----------        ------------         ----------

                                       $    394,640        $  (32,950)       $    315,160         $  (28,890)
                                       ============        ==========        ============         ==========

         Amortization expense related to intangibles was approximately $4.0 million and $3.5 million for the three months ended March 30, 2003 and March 31, 2002, respectively, and is included in cost of sales in the accompanying statement of operations. Estimated amortization expense for the next five fiscal years beginning after December 31, 2002 is as follows: 2003 - $17.7 million; 2004 - $18.1 million; 2005 - $18.0 million; 2006 - $16.6 million; and 2007 -
$15.9 million.

5.       RESTRUCTURINGS

         Following the November 2000 acquisition of Metaldyne by Heartland, Metaldyne employed a new senior management team for TriMas to reorganize and restructure the TriMas business units and implement cost savings projects. The new management team developed and launched six major projects and several smaller initiatives to consolidate sub-scale business units and redundant plants and to streamline administrative costs. During the 2003 first quarter, the Company established a preliminary estimate of integration costs associated with its acquisitions of HammerBlow and Highland. The reserve amount of $5.2 million is a preliminary cost estimate of integrating manufacturing, sourcing, distribution and back office activities into our existing operating cost structure. No costs were incurred and charged to this reserve during the quarter ended March 30, 2003.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


The following table summarizes the purchase accounting adjustments established to reflect these actions and subsequent related activity (in thousands):

                                                                         OTHER
                                                   SEVERANCE         CLOSURE COSTS         TOTAL
                                                  ----------         -------------      ----------
Reserve at December 31, 2002...............       $    4,590          $    2,480        $    7,070
    Cash...................................           (1,290)               (210)           (1,500)
    Non-cash...............................               --                  --                --
    Accrued integration costs..............            3,000               2,200             5,200
                                                  ----------          ----------        ----------

Reserve at March 30, 2003..................       $    6,300          $    4,470        $   10,770
                                                  ==========          ==========        ==========


         Approximately 580 jobs have been or will be eliminated as a result of these restructuring actions of which approximately 540 were eliminated as of March 30, 2003. Cequent Transportation Accessories consolidated an acquired trailer products manufacturing plant into an existing manufacturing facility, and reduced the towing products regional warehouse service centers from eleven to five facilities by closing or selling six related properties in 2001. In 2002, the electrical products manufacturing facility in Indiana was closed and consolidated into an existing low cost contract manufacturing plant in Mexico. In addition, two duplicate, sub-scale manufacturing facilities, each with its own separate master distribution warehouse were consolidated into a single existing third facility, with one master warehouse on the same property. These actions have resulted in the elimination of approximately 385 positions through March 30, 2003. Rieke Packaging Systems has rationalized back office and manufacturing operations. Through March 30, 2003, approximately 55 positions have been eliminated. Fastening Systems has adopted a multi-step plan for the industrial fasteners product line to consolidate five sub-scale manufacturing plants into three plants. The actions approved as part of the original restructuring plan have been completed. Through March 30, 2003, Fastening Systems has eliminated approximately 100 positions related to these activities.

6.       ACCOUNTS RECEIVABLE SECURITIZATION


         As part of the 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations. TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.3 million for the three months ended March 30, 2003. These amounts are included in other expense, net in the Company's consolidated statement of operations. At March 30, 2003, the Company's funding under the facility was $57.4 million with an additional $4.8 million available but not utilized. When the Company sells its receivables to TSPC, it retains a subordinated interest in the receivables sold. The retained interest is included in accounts receivable in the accompanying balance sheet and approximated $42.8 million at March 30, 2003. At December 31, 2002, no receivables were sold under this arrangement. The discount rate at March 30, 2003 was 2.36%. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


         Prior to June 6, 2002, TriMas sold certain of its accounts receivable to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of Metaldyne. MTSPC sold an undivided fractional ownership interest in the pool of receivables to a third party multi-seller funding company. The information that follows represented TriMas' attributed portion of receivables sold to MTSPC. The net proceeds of sales were less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.9 million for the three months ended March 31, 2002. This amount is included in other expense, net in the Company's combined statement of operations. At March 31, 2002, the Company's funding under this arrangement was $82.3 million.

7.       INVENTORIES

         Inventories by component are as follows (in thousands):

                                                             MARCH 30,         DECEMBER 31,
                                                               2003                2002
                                                             ---------          ---------
Finished goods.......................................        $  61,220          $  50,220
Work in process......................................           17,860             12,860
Raw materials........................................           43,180             28,330
                                                             ---------          ---------

Total inventories ...................................        $ 122,260          $  91,410
                                                             =========          =========


8.       PROPERTY AND EQUIPMENT, NET

         Property and equipment by component are as follows (in thousands):

                                                              MARCH 30,        DECEMBER 31,
                                                                2003               2002
                                                             ---------          ---------
Land and land improvements...........................        $   5,140          $   8,810
Buildings ...........................................           61,310             46,100
Machinery and equipment .............................          187,730            226,380
                                                             ---------          ---------

                                                               254,180            281,290

Less:  Accumulated depreciation .....................           46,320             46,300
                                                             ---------          ---------

Property and equipment, net .........................        $ 207,860          $ 234,990
                                                             =========          =========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


9.       LONG-TERM DEBT

         The Company's long-term debt at March 30, 2003, net of the unamortized discount of $2.6 million and unamortized premium of $0.8 million from face value of the Company's 9 7/8% senior subordinated notes, is as follows (in thousands):

                                                                              MARCH 30, 2003     DECEMBER 31,
                                                                                   2003              2002
                                                                                ----------        ----------
           Senior term loan .............................................       $  258,750        $  259,375
           Revolver loan  ...............................................           15,000                --
           9?% senior subordinated notes, due June 2012 ("Notes")........          435,975           435,975
           Other.........................................................            8,825               830
                                                                                ----------        ----------

                                                                                   718,550           696,180

           Less:  Current maturities.....................................           10,640             2,990
                                                                                ----------        ----------

           Long-term debt................................................       $  707,910        $  693,190
                                                                                ==========        ==========


         The Company's credit facility ("Credit Facility") with a group of banks consists of a $260 million senior term loan which matures December 31, 2009 and is payable in quarterly installments of $0.625 million which began on December 31, 2002. The Credit Facility also includes a senior revolving credit facility with a total principal commitment of $150 million, including up to $100 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40 million in aggregate, against revolving credit facility commitments. The Company had letters of credit of approximately $23.7 and $23.5 million issued and outstanding at March 30, 2003 and December 31, 2002, respectively.

         Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's Leverage Ratio, as defined, and is 1.75% on base rate loans and 2.75% on Eurodollar loans at March 30, 2003. The effective interest rate on Credit Facility borrowings was 4.42% at March 30, 2003 and 4.44% at December 31, 2002.

         The bank debt is an obligation of subsidiaries of the Company. Although the credit agreement does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $849.8 million at March 30, 2003, are presented in the consolidating financial information in Note 17. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet

                               TRIMAS CORPORATION

                                   (UNAUDITED)


certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 30, 2003.

         The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of TriMas, including amounts outstanding under the Credit Facility. The Notes are pari passu in right of payment with all existing and future unsecured senior subordinated indebtedness of TriMas and are unconditionally guaranteed by all of the Company's domestic subsidiaries that are direct borrowers under the Credit Facility. Interest on the Notes accrues at the rate of 9?% per annum and is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2002. The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 30, 2003, the Company was in compliance with all such covenant requirements.

         The Company has net unamortized debt issuance costs related to the Credit Facility and Notes of $29.8 million and $30.5 million at March 30, 2003 and December 31, 2002, respectively. These amounts are included in other assets in the accompanying consolidated balance sheet. Debt issuance costs and the discount and premium on the Notes are amortized using the interest method over the term of the Credit Facility and Notes, respectively.

         The Company paid cash for interest of approximately $3.8 million for the quarter ended March 30, 2003. For the quarter ended March 31, 2002, interest expense allocated to TriMas was paid by Metaldyne.

         Future maturities of the face value of long-term debt at March 30, 2003 are as follows (in thousands):

YEAR ENDING DECEMBER 31:

2003 ....................................           $      10,640
2004 ....................................                   2,830
2005 ....................................                   2,500
2006 ....................................                   2,500
2007.....................................                  17,500
Thereafter ..............................                 684,650
                                                    -------------

Total ...................................           $     720,620
                                                    =============


10.      LEASES

         TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $2.6 million and $1.2 million in the quarter ended March 30, 2003 and March 31, 2002, respectively.

         In the first quarter 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain machinery and equipment and facilities used by the Company. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $4.4 million. The Company has a fifteen year lease term with respect to its leaseback of two facilities which require annual lease payments of approximately $0.9 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving credit facility. In connection with these sale-leaseback transactions the Company recorded net book value losses of approximately $12.0 million, which is included in other, net in the accompanying statement of operations.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


         Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at March 30, 2003 are summarized below (in thousands):


                 YEAR ENDING DECEMBER 31:
                 2003 ......................................       $     11,960
                 2004 ......................................             12,910
                 2005 ......................................             12,410
                 2006 ......................................             11,790
                 2007 ......................................             11,520
                 Thereafter.................................             74,640
                                                                   ------------

                 Total......................................       $    135,230
                                                                   ============

         In the first quarter 2002, as part of financing arranged by Metaldyne and Heartland, the Company entered into sale-leaseback arrangements with a third-party lender for certain facilities utilized by the Company. The 20 year lease term continues until 2022 and requires annual lease payments of approximately $2.5 million per year. The proceeds from these transactions were applied against the Metaldyne Corporation net investment and advance balance. Because Metaldyne provided the third-party lender with a guarantee of the Company's lease obligations, these lease arrangements were accounted for as capitalized leases and lease obligations approximating $19 million at March 31, 2002 and were recorded in long-term debt.

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

11.      COMMITMENTS AND CONTINGENCIES

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

                               TRIMAS CORPORATION

                                   (UNAUDITED)


         As of May 12, 2003, the Company is party to approximately 581 pending cases involving approximately 25,352 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company manufactured three types of gaskets and has ceased the use of asbestos in its products. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products and also had distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. Based upon the Company's experience to date and other available information, the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, there can be no assurance that the Company will not be subjected to significant additional claims in the future, that the cost of settling cases in which product identification can be made will not increase or that the Company will not be subjected to further claims with respect to the former activities of its acquired gasket distributors.

         The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of these litigations will have a material adverse effect on its consolidated financial position and future results of operations and cash flow. However, there can be no assurance that future legal and factual developments will not result in a material adverse impact on our financial condition and future results of operations.

         The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company's financial position or results of operations.

12.      RELATED PARTIES

      Metaldyne Corporation

         Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

         In connection with the common stock issuance and related financing transactions, TriMas assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. The amount of these liabilities and obligations were $19.0 million and $21.9 million as of March 30, 2003 and December 31, 2002, respectively. These amounts are payable at various dates over the next two years and are included in Due to Metaldyne in the accompanying consolidated balance sheets.

         The Company is also party to a corporate services agreement with Metaldyne. Under the terms of the agreement, TriMas pays Metaldyne an annual services fee of $2.5 million in exchange for human resources, information technology, treasury, audit, internal audit, tax, legal and other general corporate services and remittance of certain third-party charges on TriMas' behalf.

         Prior to the June 6, 2002 transactions, TriMas was charged a management fee by Metaldyne for various corporate support staff and administrative services. Such fees approximated one percent of net sales and amounted to $1.9 million in the three months ended March 31, 2002.

         Certain of TriMas' employee benefit plans and insurance coverages are administered by Metaldyne. These costs as well as other costs incurred on TriMas' behalf were charged directly to TriMas.

         TriMas was also charged interest expense at various rates on the debt attributed to TriMas from Metaldyne and on the outstanding net investment and advances balance with Metaldyne. These charges aggregated $17.4 million in the quarter ended March 31, 2002.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


      Heartland Industrial Partners

         In connection with the common stock issuance and related financing transactions in June 2002, the Company entered into an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the quarter ended March 30, 2003, Heartland was paid $1.2 million in connection with this agreement and this amount is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

      Also in the quarter ended March 30, 2003, TriMas paid Heartland approximately $2.1 million in advisory services in connection with the acquisitions of HammerBlow and Highland. Such fees have been capitalized as transaction costs as a component of total consideration paid and allocated to the fair value of assets acquired and liabilities assumed in the respective acquisitions.

13.      STOCK OPTIONS AND AWARDS

         In 2001, a new Metaldyne Long Term Equity Incentive Plan (the "Plan") was adopted, which provides for the issuance of equity-based incentives in various forms. During 2001, Metaldyne granted stock options for 2,855,000 shares at a price of $16.90 per share to key employees of Metaldyne, of which 336,763 were granted to TriMas employees. Of this amount, 81,640 options have vested and the remaining 255,123 options were canceled in connection with the June 6, 2002 transactions. These options have a ten year option period from the date of grant. The ability to exercise the options is limited in the circumstances of a public offering whereby the shares are required to be held and exercised after the lapse of certain time periods.

         In connection with the stock purchase agreement on June 6, 2002, each vested option in the Plan will be converted into an option to purchase TriMas common stock. TriMas created the 2002 Long-Term Equity Incentive Plan during 2002, which allows issuance of equity-based incentives in various forms. No options for TriMas common stock have been granted as of March 30, 2003.


14.      SEGMENT INFORMATION

         TriMas' reportable operating segments are business units, each providing their own unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2003, the Company re-aligned its operating segments and appointed a group president for its Fastening Systems group. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has four operating segments involving the manufacture and sale of the following products:

         CEQUENT TRANSPORTATION ACCESSORIES - Vehicle hitches and receivers, sway controls, weight distribution and 5th wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories.

         RIEKE PACKAGING SYSTEMS - Closures and dispensing systems for steel and plastic industrial and consumer packaging applications.

         FASTENING SYSTEMS - Large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, and highly engineered specialty fasteners for the domestic and international aerospace industry.

         INDUSTRIAL SPECIALTIES - Flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


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


         Segment activity is as follows (in thousands):

                                                                             THREE MONTHS ENDED MARCH
                                                                          -------------------------------
                                                                              2003               2002
                                                                          ------------       ------------
NET SALES
Cequent Transportation Accessories..............................          $     98,890       $     75,410
Rieke Packaging Systems.........................................                30,270             26,630
Fastening Systems...............................................                30,790             33,910
Industrial Specialties..........................................                53,830             54,990
                                                                          ------------       ------------

Total ..........................................................          $    213,780       $    190,940
                                                                          ============       ============

OPERATING PROFIT
Cequent Transportation Accessories..............................          $      8,130       $     11,570
Rieke Packaging Systems.........................................                 7,580              6,980
Fastening Systems...............................................                   380              1,740
Industrial Specialties..........................................                 6,160              6,650
Corporate expenses and management fees..........................                (4,640)            (1,890)
Legacy stock award expense......................................                (1,270)              (800)
                                                                          ------------       ------------

Total ..........................................................          $     16,340       $     24,250
                                                                          ============       ============

EBITDA
Cequent Transportation Accessories..............................          $     12,410       $     15,010
Rieke Packaging Systems.........................................                 9,590              9,400
Fastening Systems...............................................                 2,450              4,690
Industrial Specialties..........................................                 8,380              9,340
Corporate expenses and management fees..........................                (4,270)            (1,890)
Legacy stock award expense......................................                (1,270)              (800)
                                                                          ------------       ------------

Total...........................................................          $     27,290       $     35,750
                                                                          ============       ============


15.      IMPACT OF NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard ("SFAS") SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and the amount of the liability be initially measured at fair value. The adoption of SFAS 143 did not have an impact on the Company's financial condition or results of operations.

         Effective January 1, 2003, the Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.

         Effective December 31, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including

                               TRIMAS CORPORATION

                                   (UNAUDITED)


Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the disclosure requirements for certain guarantees. In addition, for guarantees issued or modified after December 31, 2002, FIN 45 requires guarantors to record a liability at fair value for certain guarantees at the time of issuance of the guarantee. The Company offers limited warranty protection on certain of its products covering defects in material and workmanship. The specific terms and conditions vary depending on the product sold, but generally are in effect for one to three years following the date of sale. Warranty reserves are recorded based upon historical and anticipated warranty claims. The Company monitors the adequacy of its warranty reserves on an ongoing basis and records adjustments to the reserves as required. The adoption of this statement did not have a material effect on the Company's results of operations or financial condition.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN 46 requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement is effective immediately for any variable interest entity created on or after January 31, 2003, and after June 30, 2003 for entities created before January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or loss exposures related to a variable interest entity created prior to January 31, 2003 in financial statements issued after January 31, 2003. The Company is currently reviewing activity with potential variable interest entities, including lessors under certain of the Company's operating lease agreements to determine the impact of FIN 46. It is possible this pronouncement could require us to consolidate any variable interest entities for which we are the primary beneficiary. However, the Company does not believe the adoption of FIN 46 will have a material impact on its financial condition or results of operations.

16.      SUBSEQUENT EVENTS

         On April 2, 2003, TriMas repurchased one million shares of its common stock from Metaldyne at $20 per share, the same price as it was valued on June 6, 2002. This sale decreased Metaldyne's ownership percentage in TriMas from approximately 31% to approximately 28% on a fully diluted basis.

         On May 9, 2003, the Company completed the acquisition of an automotive manufacturing business from Metaldyne for approximately $24.0 million on a debt-free basis. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2002 revenues of approximately $16.7 million.

17. SUPPLEMENTAL GUARANTOR CONDENSED COMBINING AND CONSOLIDATING FINANCIAL INFORMATION

         Under an indenture dated June 6, 2002, TriMas Corporation, the parent company ("Parent"), issued 9?% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

                               TRIMAS CORPORATION

                                   (UNAUDITED)


subsequent to June 30, 2002 is included in the Guarantor Subsidiary column of the accompanying consolidating financial information.

                  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               AS OF MARCH 30, 2003 (UNAUDITED)
                                        --------------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                           PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATIONS         TOTAL
                                        -----------      -----------     -------------     ------------     ------------
               ASSETS
Current assets:
   Cash and cash equivalents ....       $        --      $    25,730      $     4,930      $        --       $    30,660
   Receivables, trade............                60           62,510           25,920               --            88,490
   Receivables, intercompany.....                --            3,130            1,040           (4,170)               --
   Inventories...................                --          103,220           19,040               --           122,260
   Deferred income taxes.........                --           18,470              270               --            18,740
   Prepaid expenses and other
     current assets..............                --           10,930            1,180               --            12,110
                                        -----------      -----------      -----------      -----------       -----------

       Total current assets .....                60          223,990           52,380           (4,170)          272,260

Investments in subsidiaries......           847,000          153,060               --       (1,000,060)               --
Property and equipment, net......                --          170,280           37,580               --           207,860
Excess of cost over net assets of
   acquired companies ...........                --          527,970           91,180               --           619,150
Other intangibles and other assets.          17,580          391,900           17,030               --           426,510
                                        -----------      -----------      -----------      -----------       -----------

       Total assets .............       $   864,640      $ 1,467,200      $   198,170      $(1,004,230)      $ 1,525,780
                                        ===========      ===========      ===========      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities,
     long-term debt............         $        --      $    10,640      $        --      $        --       $    10,640
   Accounts payable, trade.......                50           56,960           23,020               --            80,030
   Accounts payable, intercompany                --            1,040            3,130           (4,170)               --
   Accrued liabilities...........            13,230           62,820            7,540               --            83,590
   Due to Metaldyne..............                --           11,790               --               --            11,790
                                        -----------      -----------      -----------      -----------       -----------

     Total current liabilities ..            13,280          143,250           33,690           (4,170)          186,050

Long-term debt ..................           435,980          271,930               --               --           707,910
Deferred income taxes............                --          176,100           11,170               --           187,270
Other long-term liabilities......                --           21,690              250               --            21,940
Due to Metaldyne.................                --            7,230               --               --             7,230
                                        -----------      -----------      -----------      -----------       -----------

     Total liabilities ..........           449,260          620,200           45,110           (4,170)        1,110,400

     Total shareholders' equity..           415,380          847,000          153,060       (1,000,060)          415,380
                                        -----------      -----------      -----------      -----------       -----------

     Total liabilities and
       shareholders'equity.......       $   864,640      $ 1,467,200      $   198,170      $(1,004,230)      $ 1,525,780
                                        ===========      ===========      ===========      ===========       ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


                  SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                           AS OF DECEMBER 31, 2002 (UNAUDITED)
                                        --------------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                           PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATIONS         TOTAL
                                        -----------      -----------     -------------     ------------     ------------
               ASSETS
Current assets:
   Cash and cash equivalents.......     $        --      $    86,570      $    13,870      $        --       $   100,440
   Receivables, trade..............              60           77,760           17,760               --            95,580
   Receivables, intercompany.......              --            6,030            6,120          (12,150)               --
   Inventories.....................              --           79,720           11,690               --            91,410
   Deferred income taxes...........              --           18,290               --               --            18,290
   Prepaid expenses and other
     current assets................              --            8,900              910               --             9,810
                                        -----------      -----------      -----------      -----------       -----------

       Total current assets .......              60          277,270           50,350          (12,150)          315,530

Investment in subsidiaries.........         808,620          128,830               --         (937,450)               --
Property and equipment, net........              --          204,130           30,860               --           234,990
Excess of cost over net assets of
   acquired companies .............              --          437,590           74,250               --           511,840
Other intangibles and other assets.          17,710          327,470            3,230               --           348,410
                                        -----------      -----------      -----------      -----------       -----------

       Total assets ...............     $   826,390      $ 1,375,290      $   158,690      $  (949,600)      $ 1,410,770
                                        ===========      ===========      ===========      ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities,
     long-term debt................     $        --      $     2,990      $        --      $        --       $     2,990
   Accounts payable, trade.........             440           40,090           13,950               --            54,480
   Accounts payable, intercompany..              --            6,120            6,030          (12,150)               --
   Accrued liabilities.............           1,950           56,970            4,220               --            63,140
   Due to Metaldyne................              --            9,960               --               --             9,960
                                        -----------      -----------      -----------      -----------       -----------

       Total current liabilities ..           2,390          116,130           24,200          (12,150)          130,570

Long-term debt ....................         435,950          257,240               --               --           693,190
Deferred income taxes..............              --          150,560            5,360               --           155,920
Other long-term liabilities........              --           30,780              300               --            31,080
Due to Metaldyne...................              --           11,960               --               --            11,960
                                        -----------      -----------      -----------      -----------       -----------

       Total liabilities ..........         438,340          566,670           29,860          (12,150)        1,022,720

       Total shareholders' equity..         388,050          808,620          128,830         (937,450)          388,050
                                        -----------      -----------      -----------      -----------       -----------

       Total liabilities and
         shareholders' equity......     $   826,390      $ 1,375,290      $   158,690      $  (949,600)      $ 1,410,770
                                        ===========      ===========      ===========      ===========       ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


                  SUPPLMENTAL GUARANTOR CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                      FOR THE THREE MONTHS ENDED MARCH 30, 2003 (UNAUDITED)
                                        --------------------------------------------------------------------------------
                                                                                                            CONSOLIDATED
                                          PARENT         GUARANTOR       NON-GUARANTOR    ELIMINATIONS          TOTAL
                                        ----------       ----------      -------------    ------------      ------------
Net sales ........................      $       --       $  186,080       $   33,730       $   (6,030)       $  213,780
Cost of sales ..................                --         (144,670)         (23,480)           6,030          (162,120)
                                        ----------       ----------       ----------       ----------        ----------

      Gross profit ...............              --           41,410           10,250               --            51,660

Selling, general and
   administrative expenses........             (20)         (29,250)          (6,050)              --           (35,320)
                                        ----------       ----------       ----------       ----------        ----------

      Operating profit............             (20)          12,160            4,200               --            16,340

Other income (expense), net:
   Interest expense ..............         (11,810)          (4,220)             (10)              --           (16,040)
   Other, net ....................             (70)         (11,900)            (430)              --           (12,400)
                                        ----------       ----------       ----------       ----------        ----------

Income (loss) before income tax
   (expense) credit and equity in
   net income of subsidiaries.....         (11,900)          (3,960)           3,760               --           (12,100)
Income tax (expense) credit.......              --            6,360           (1,580)              --             4,780
Equity in net income (loss) of
   subsidiaries...................           4,580            2,180               --           (6,760)               --
                                        ----------       ----------       ----------       ----------        ----------

Net income (loss) ................      $   (7,320)      $    4,580       $    2,180       $   (6,760)       $   (7,320)
                                        ==========       ==========       ==========       ==========        ==========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


                    SUPPLMENTAL GUARANTOR CONDENSED COMBINED
                              FINANCIAL STATEMENTS
                        COMBINED STATEMENT OF OPERATIONS
                                 (In thousands)

                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                        --------------------------------------------------------------------------------
                                                                                                              COMBINEDD
                                           PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATIONS         TOTAL
                                        -----------      -----------      -----------      ------------      -----------
Net sales ........................      $        --      $   170,540      $    24,500      $    (4,100)      $   190,940
Cost of sales ..................                 --         (122,970)         (16,510)           4,100          (135,380)
                                        -----------      -----------      -----------      -----------       -----------

      Gross profit ...............               --           47,570            7,990               --            55,560

Selling, general and
   administrative expenses......                 --          (27,570)          (3,740)              --           (31,310)
                                        -----------      -----------      -----------      -----------       -----------

      Operating profit............               --           20,000            4,250               --            24,250

Other income (expense), net:
   Interest expense ..............               --          (17,300)            (100)              --           (17,400)
   Other, net ....................               --             (970)            (420)              --            (1,390)
                                        -----------      -----------      -----------      -----------       -----------

Income (loss) before income taxes
   (credit) and equity in net
   income (loss) of subsidiaries..               --            1,730            3,730               --             5,460
Income taxes (expense) credit.....               --             (560)          (1,350)              --            (1,910)
Equity in net income (loss) of
   subsidiaries...................          (33,080)             870               --           32,210                --
                                        -----------      -----------      -----------      -----------       -----------

Income (loss) before cumulative
   effect of change in accounting
   principle......................          (33,080)           2,040            2,380           32,210             3,550
Cumulative effect of change in
   accounting principle...........               --          (36,630)              --               --           (36,630)
                                        -----------      -----------      -----------      -----------       -----------

      Net income (loss)...........      $   (33,080)     $   (34,590)     $     2,380      $    32,210       $   (33,080)
                                        ===========      ===========      ===========      ===========       ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)


                             SUPPLEMENTAL GUARANTOR
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                        FOR THE THREE MONTHS ENDED MARCH 30, 2003 (UNAUDITED)
                                               ------------------------------------------------------------------------------
                                                                                 NON-                            CONSOLIDATED
                                                PARENT        GUARANTOR        GUARANTOR       ELIMINATIONS         TOTAL
                                                -------       ---------        ---------       ------------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net cash provided by operating
       activities, net of acquisition           $   250       $  25,350        $  22,640        $      --          $  48,240
                                                -------       ---------        ---------        ---------          ---------
       impact...........................

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................             --          (3,430)            (610)              --             (4,040)
   Proceeds from sales of fixed assets..             --          42,120               --               --             42,120
   Acquisition of businesses, net of cash
     acquired...........................             --        (169,780)         (30,970)              --           (200,750)
                                                -------       ---------        ----------       ---------          ---------

   Net cash used for investing activities            --        (131,090)         (31,580)              --           (162,670)
                                                -------       ---------        ---------        ---------          ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of
     common stock.......................             --          30,000               --                  --          30,000
   Proceeds from revolving credit facility           --         191,700               --                  --         191,700
   Repayments of credit facility                     --        (176,700)              --                  --        (176,700)
     borrowings.........................
   Debt issuance costs..................           (250)             --               --                  --            (250)
   Payment of note payable..............             --            (100)              --                  --            (100)
                                            -----------   -------------    -------------    ----------------   --------------

   Net cash provided by (used for)
     financing activities...............           (250)         44,900               --               --             44,650
                                                -------       ---------        ---------        ---------          ---------

 CASH AND CASH EQUIVALENTS:
   Increase for the period..............             --         (60,840)          (8,940)              --            (69,780)
   At beginning of period...............             --          86,570           13,870               --            100,440
                                                -------       ---------        ---------        ---------          ---------

         At end of period...............        $    --       $  25,730        $   4,930        $      --          $  30,660
                                                =======       =========        =========        =========          =========

                               TRIMAS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)

                    SUPPLMENTAL GUARANTOR CONDENSED COMBINED
                              FINANCIAL STATEMENTS
                        COMBINED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)
                                            --------------------------------------------------------------------------------
                                                                                                                 COMBINED
                                              PARENT         GUARANTOR      NON-GUARANTOR     ELIMINATIONS         TOTAL
                                            ----------      -----------     -------------     -------------    -------------
 OPERATING ACTIVITIES:
  Net cash provided by (used for)
      operating activities...........       $       --      $     1,490      $    9,700       $          --    $      11,190
                                            ----------      -----------      ----------       -------------    -------------

 FINANCING ACTIVITIES:
  Increase in debt...................               --           19,730              --                  --           19,730
  Payment of debt....................               --          (13,230)             --                  --          (13,230)
  Decrease in Metaldyne Corporation net
     investment and advances.........               --           (5,640)         (7,970)                 --          (13,610)
                                            ----------      -----------      ----------       -------------    -------------

  Net cash provided by (used for)
     financing activities............               --              860          (7,970)                 --           (7,110)
                                            ----------      -----------      ----------       -------------    -------------

 INVESTING ACTIVITIES:
  Capital expenditures...............               --           (3,640)           (960)                 --           (4,600)
  Proceeds from sale of fixed assets.               --              150              10                  --              160
                                            ----------      -----------      ----------       -------------    -------------

  Net cash used for investing activities
                                                    --           (3,490)           (950)                 --           (4,440)
                                            ----------      -----------      ----------       -------------    -------------

 CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period.               --           (1,140)            780                  --             (360)
  At beginning of period.............               --            1,940           1,840                  --            3,780
                                            ----------      -----------      ----------       -------------    -------------

  At end of period...................       $       --      $       800      $    2,620       $          --    $       3,420
                                            ==========      ===========      ==========       =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. Effective January 1, 2003, TriMas has reorganized its business operations by creating a Fastening Systems segment from our industrial fasteners businesses that were previously part of Industrial Specialties. As a result, prior period financial information has been reclassified to conform to this change. We have four operating groups or segments: Cequent Transportation Accessories, Rieke Packaging Systems, Fastening Systems and Industrial Specialties.

RECENT COST SAVINGS INITIATIVES

         In 2001, under new senior management, we initiated a detailed consolidation and cost savings program to address certain inefficiencies that resulted from our historical acquisitions and the inability to fully integrate these businesses. The plan involves a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. We expect to achieve approximately $25.0 million in cumulative annual savings for completed actions by the second quarter of 2003. The total net cash cost for these savings is expected to be $18.1 million, of which approximately $17.9 million was spent by the end of the first quarter ended March 30, 2003; these figures are net of discontinued property sold or to be sold. The key elements and status of the plans are summarized below:

General:

    o A 10% headcount reduction in aggregate across all groups as various overlapping networks of distribution, sales, back office and other functions are consolidated and certain plants are closed and consolidated into other facilities; and

    o For our numerous retirement plans and incentive compensation and service award plans that were the legacy of many acquisitions, we have developed a comprehensive plan with an outside consultant to harmonize the programs, eliminate excess overhead and remove inequities between the programs. Effective January 1, 2003, these actions have been completed; we expect annual savings from these actions to be approximately $1.5 million, as compared to our 2001 costs.

Cequent Transportation Accessories:

    o In 2001, we consolidated an acquired trailer products manufacturing plant into an existing high performance facility, and reduced the towing products regional warehouse service center footprint from eleven to five facilities by closing or selling six related properties. In 2002, our electrical products manufacturing facility in Indiana was closed and consolidated into an existing low cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002, two duplicate, sub-scale manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single, approximately 350,000 square-foot manufacturing and warehouse facility in Goshen, Indiana. We expect to finalize these actions, including receipt of proceeds from real estate disposals of the closed facilities, during 2003.

Fastening Systems Group:

    o We have adopted a multi-step plan for our industrial fasteners product businesses to consolidate five sub-scale manufacturing plants into three remaining plants. The plant closures have been completed at December 31, 2002. We will continue to rationalize the manufacturing capabilities among the three remaining plants in 2003.

    o As previously announced, the Company has acquired an automotive fasteners business from Metaldyne Corporation in May 2003. This business will be included in our Fastening Systems group and we expect it to positively impact the rationalization of the manufacturing capabilities of our industrial fasteners business. We are currently assessing the cost and timing of changes to our existing rationalization and capital investment plans.

    o In 2003, we will also continue to rationalize the back office and general and administrative support within the industrial fasteners facilities.

Industrial Specialties Group:

    o We are centralizing manufacturing of some gasket products within a single facility and rationalizing the back office general and administrative support within our branch service centers; and

    o We will be consolidating two facilities which manufacture pressure-sensitive tape and insulation products into a single facility and engaging in a capital expenditure program to modernize and provide expansion room for certain projected product growth. These actions are expected to commence during the fourth quarter of 2003.

SEGMENT INFORMATION

The following table summarizes financial information for our four operating segments.


SUPPLEMENTAL FINANCIAL ANALYSIS

                                                                    THREE MONTHS ENDED
                                                               -----------------------------
                                                                MARCH 30,          MARCH 31,
                                                                   2003               2002
                                                               -----------        ----------
                                                                       (IN THOUSANDS)
NET SALES:
Cequent Transportation Accessories......................        $  98,890         $   75,410
Rieke Packaging Systems.................................           30,270             26,630
Fastening Systems.......................................           30,790             33,910
Industrial Specialties..................................           53,830             54,990
                                                                ---------         ----------

         Total..........................................        $ 213,780         $  190,940
                                                                =========         ==========

OPERATING PROFIT:
Cequent Transportation Accessories......................        $   8,130         $   11,570
Rieke Packaging Systems.................................            7,580              6,980
Fastening Systems.......................................              380              1,740
Industrial Specialties..................................            6,160              6,650
Management fee and other
     corporate expenses (1)..........................              (4,640)            (1,890)
Legacy stock award expense (2)....................                 (1,270)              (800)
                                                                ---------         ----------

         Total....................................              $   16,340        $   24,250
                                                                ==========        ==========

CAPITAL EXPENDITURES:
Cequent Transportation Accessories......................        $    1,300        $      920
Rieke Packaging Systems.................................             1,740             1,730
Fastening Systems.......................................               490               840
Industrial Specialties..................................               440             1,110
Corporate.........................................                      70                --
                                                                ----------        ----------

         Total....................................              $    4,040        $    4,600
                                                                ==========        ==========

----------------------------------------

(1) The increase in management fee and other corporate expenses in 2003 resulted from $1.3 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $1.2 million of management fees and expenses paid to Heartland.

(2) Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

         Including $27.1 million in sales from entities acquired during the period, net sales for the three months ended March 30, 2003 increased by approximately 12.0% compared to the three months ended March 31, 2002. Excluding the impact of acquisitions, net sales decreased 2.2%. Net sales for Cequent Transportation Accessories increased 31.1%. This increase was due to the $27.1 million impact from the acquisitions of HammerBlow and Highland. Excluding the impact of acquisitions, Cequent Transportation Accessories sales decreased 4.8% due to weakness in demand in the overall market for towing and trailer accessories, principally in the RV and marine markets and retail distribution through mass merchandisers and independent retail outlets. Rieke Packaging Systems net sales increased 13.7% primarily due to the benefit of sales of new products. Fastening Systems net sales decreased 9.2%, as we have continued to see weakness in demand for our fastener products in the general distribution and aerospace channels. Industrial Specialties net sales decreased 2.1%. The reduction in sales in the Industrial Specialties group was primarily due to reduced demand for our specialty gasket products provided to the energy and petrochemical sectors, as well as, timing differences in revenue recognition for our defense related products.

         Operating profit margins approximated 7.6% and 12.7% for the three months ended March 30, 2003 and March 31, 2002, respectively. Excluding the impact of acquisitions, the operating profit margin for the three months ended March 30, 2003 approximated 8.1%. Operating profit for the three months ended March 30, 2003 was $16.3 million, a decrease of $7.9 million compared to the three months ended March 31, 2002. Excluding the $1.2 million favorable impact from acquisitions, operating profit decreased $9.1 million. This reduction in operating profit is partially attributable to $5.4 million of incremental costs and operational inefficiencies primarily incurred in connection with restructuring activities within our Cequent Transportation Accessories and Fastening Systems groups and $1.1 million of incremental charges related to severance, move and other restructuring costs. The costs related to Cequent Transportation Accessories resulted from the start-up of our Goshen, Indiana manufacturing facility, the expansion of operations in Reynosa, Mexico, and the closure of our Elkhart, Indiana and Canton, Michigan manufacturing facilities. We have finalized these closures in the second quarter of 2003. Additionally, there is $1.3 million of incremental lease costs, $.5 million of incremental legacy stock award expense (this expense will run off completely in 2003), $1.3 million of incremental costs associated with our separation from Metaldyne (such costs include incremental employment and operating costs), and $1.2 million of management fees and expenses paid to Heartland included in the first quarter results for 2003. These costs have been offset by $1.6 million of reduced depreciation and amortization expense primarily attributable to our use of leasing.

         Selling, general and administrative costs were approximately $35.3 million, or 16.5% as a percentage of net sales, for the three months ended March 30, 2003 as compared with $31.3 million, or 16.4% as a percentage of net sales, for the three months ended March 31, 2002. The increase is primarily due to the $4.9 million impact of acquisitions and increased costs associated with our separation from Metaldyne. Such costs principally include $1.3 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $1.2 million of management fees and expenses paid to Heartland. These additional costs have been offset by reduced costs from our cost reduction activities.

        Other expense, net was $28.4 million for the three months ended March 30, 2003, a $9.6 million increase over the $18.8 million of expense for the three months ended March 31, 2002. The Company recorded a $12.2 million loss, net from the sale and disposition of fixed assets in the first quarter of 2003. This loss was primarily from the sale and leaseback of certain manufacturing equipment and facilities during the first quarter. In connection with these sale-leaseback transactions, the Company received $36.2 million of net proceeds which were used to pay down amounts outstanding under our revolving credit facility. The Company also received proceeds of approximately $5.9 million from the sale of certain facilities and equipment, and used these proceeds to pay down amounts outstanding under our revolving credit facility. The $1.4 million reduction in interest expense was primarily due to a reduction in total indebtedness resulting from the recapitalization of the Company in June 2002.

Net loss for the three months ended March 30, 2003 was $7.3 million as compared to a net loss of $33.1 million for the three months ended March 31, 2002. The results for the three months ended March 31, 2002 include a charge of $36.6 million for the cumulative effect on prior years of a change in recognition and measurement of goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the three months ended March 30, 2003 was approximately $48.2 million as compared with approximately $11.2 million for the three months ended March 31, 2002. The $37.1 million difference is due principally to net proceeds received from the accounts receivable securitization programs. Capital expenditures were approximately $4.0 million for the quarter ended March 30, 2003, as compared with approximately $4.6 million for the comparable period in 2002.

         Our credit facility includes a $150 million revolving credit facility and a $260 million term loan facility. Up to $100 million of our revolving credit facility is available to be used and kept outstanding for one or more permitted acquisitions. The credit facility also provides for an uncommitted $200 million incremental term loan facility for one or more permitted acquisitions. Our revolving credit balances will fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the financial covenants in our credit facility. Our other important source of liquidity is our $125 million accounts receivable financing arrangement, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 30, 2003, the Company had received net proceeds of $57.4 million under the accounts receivable facility with an additional $4.8 million available, but not utilized. At March 30, 2003, the Company could incur $33.3 million of additional senior indebtedness under our revolving credit facility and/or our accounts receivables facility to fund operations and up to $116.1 million to fund acquisitions, subject to certain limitations.

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

         In early 2003, the Company completed the acquisition of HammerBlow Acquisition Corp. ("HammerBlow") and Highland Group Industries ("Highland"). The Company made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $206.4 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of our senior subordinated notes, $30.0 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note payable, and the balance satisfied with borrowings under our revolving credit agreement and accounts receivable securitization facility.

         On May 9, 2003, the Company completed the acquisition of an automotive manufacturing business from Metaldyne for approximately $24.0 million on a debt-free basis. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2002 revenues of approximately $16.7 million.

         We have other cash commitments related to leases. We have engaged in a number of sale-leaseback transactions. In January 2002, we entered into lease transactions with respect to nine real properties for gross proceeds of approximately $20.9 million, which were used to repay advances from Metaldyne. Metaldyne guaranteed all of the leases which resulted in the leases being accounted for as capital leases. In connection with the transactions, Metaldyne was released from its guarantee. Letters of credit with a face amount of approximately $13.3 million were subsequently issued under our credit facility with respect to our obligations under these leasing transactions. As a result of the removal of the Metaldyne guarantee, we account for these lease transactions as operating leases and we eliminated the capitalized lease obligation and related capitalized lease assets previously recorded. Annualized rent expense related to these lease transactions is approximately $2.5 million. During the year ended December 31, 2002, we entered into operating leases for three additional facilities. Annual rent expense related to these lease transactions is approximately $1.5 million. During the fourth quarter we also entered into sale-leaseback transactions with respect to certain manufacturing equipment. We realized proceeds of approximately $5.7 million. Annual rent expense related to these transactions is approximately $0.9 million. On March 26, 2003, the Company completed a sale and subsequent lease back of certain personal property with General Electric Capital Corporation that resulted in net cash proceeds of approximately $28.4 million. The proceeds will be used for general corporate purposes. Annual rent expense related to these lease transactions is expected to approximate $4.4 million. In March, 2003 we completed the sales and subsequent leaseback with respect to two real properties for gross proceeds of approximately $7.8 million. Annual rent expense related to these transactions is expected to be $.8 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

         In addition to the foregoing contractual commitments, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We have agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees or allocable to current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate stipulated dollar value of the shares for which we are responsible that have vested or will vest, are as follows: $4.2 million on January 14, 2002, $7.6 million on January 14, 2003 and $8.1 million on January 14, 2004. To the extent that cash elections are not made, the employees will be entitled to retain their shares in Metaldyne, but we may decide at any time to work with Metaldyne to replace all or a portion of the restricted stock grants and related obligations at Metaldyne with new restricted stock grants and similar obligations.

         Based on our capital structure and the geographic areas in which we operate, we are subject to market risk due to changes in interest rates and fluctuations in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks.

         Our exposure to interest rate risk results from the floating rates on our $260.0 million senior term loan and our $150 million revolving credit facility (under which we had $259.4 million and $15.0 million, respectively, outstanding at March 30, 2003). Borrowings under our credit facility bear interest, at various rates, as more fully described in Note 11 to our December 31, 2002 audited financial statements. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for the term loan and revolving credit facility would change interest expense by $2.7 million annually.

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

         As a result of the financing transactions entered into on June 6, 2002, the additional issuance of $85 million aggregate principal amount of senior subordinated notes, and recent acquisitions, we are highly leveraged. In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies.

         The terms of our credit facility require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was
5.25 to 1.00 at March 30, 2003. The permitted leverage ratio becomes more restrictive in future periods, declining to 4.50 to 1.00 at December 31, 2003,
3.75 to 1.00 at December 31, 2004 and 3.25 to 1.00 at December 31, 2005 and thereafter.

         We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

OFF-BALANCE SHEET ARRANGEMENTS

         In connection with the transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125 million, to a third party multi-seller receivables funding company, or conduit. Upon sale to TSPC, the Company retains a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2003 and subsequent years. At March 30, 2003, we had received net proceeds of $57.4 million under this facility.

         The facility will be subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it could materially adversely affect our liquidity.

CASH OBLIGATIONS

         Under various agreements, we will be obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 15 facilities and certain capital equipment, severance obligations related to our cost savings plans and our allocable share of certain compensation and benefit obligations due to Metaldyne. The following table summarizes our expected fixed cash obligations over various future periods related to these items.

                                                         PAYMENTS DUE BY PERIODS (IN MILLIONS)
                                         -------------------------------------------------------------------------
                                                        LESS THAN           1 - 3           4 - 5           AFTER
                                          TOTAL          ONE YEAR           YEARS           YEARS          5 YEARS
                                         --------        --------         --------        --------         --------
Contractual cash obligations:
   Long-term debt..............          $  720.5        $   10.6         $    7.8        $    5.0         $  697.1
   Lease obligations...........             134.1            13.2             37.0            22.1             61.8
   Restricted stock obligations               8.1             8.1            --               --               --
   Severance...................               9.3             4.1              1.2             0.6              3.4
                                         --------        --------         --------        --------         --------

Total contractual obligations..          $  872.0        $   36.0         $   46.0        $   27.7         $  762.3
                                         ========        ========         ========        ========         ========


         As of March 30, 2003, we are contingently liable for stand-by letters of credit totaling $23.7 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including certain operating leases and meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

CRITICAL ACCOUNTING POLICIES

         The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2002 audited financial statements. The expenses and accrued liabilities or allowances related to certain of these policies are based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks.

ITEM 4.    CONTROLS AND PROCEDURES
           -----------------------

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

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         The Company, including its CEO and CFO, does not expect that the Company's disclosure and internal controls and procedures will prevent or detect all error and all fraud. A control system, no matter how well conceived or operated, can provide only reasonably, not absolute, assurance that the objectives of a control system are met.

                           PART II. OTHER INFORMATION
                               TRIMAS CORPORATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         As of May 12, 2003, we were a party to approximately 581 pending cases involving an aggregate of approximately 25,352 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that there may be excess insurance policies of former owners available to us that we are in the process of reconstructing, but they may not be available. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

         We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None of our securities, which were not registered under the Securities Act, have been issued or sold by us since December 31, 2002 except as follows:

     1. On January 30, 2003, we issued 700,000 shares of common stock to Heartland at a price of $20.00 per share or an aggregate price of $14,000,000.

     2. On February 21, 2003, we issued 800,000 shares of common stock to Heartland at a price of $20.00 per share or an aggregate price of $16,000,000.

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

ITEMS 3, 4 AND  5.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

              Exhibit 10.1   Amendment No. 1 to Corporate Services Agreement.

              Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (B)  REPORTS ON FORM 8-K:

              The Company issued a report on Form 8-K dated February 25, 2003, announcing the acquisition of Highland Group Industries ("Highland") pursuant to a Purchase Agreement (the "Purchase Agreement") dated as of February 21, 2003, by and among TriMas Company LLC, a subsidiary of the Company, the shareholders and option holders of Highland (the "Sellers") and FNL Management Corp. as Sellers' Representative.


              The Company issued a report on Form 8-K/A dated February 25, 2003, and filed audited financial statements as of December 31, 2002, and 2001 and for the three years then ended, and pro forma financial information for the required periods.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRIMAS CORPORATION
                                           (REGISTRANT)



DATE: May 14, 2003                     BY: /s/ Todd R. Peters
                                           -------------------------------------
                                           Todd R. Peters
                                           Chief Financial Officer and Chief
                                           Accounting Officer

                   CERTIFICATION OF GRANT H. BEARD PURSUANT TO
              RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2003
                              OF TRIMAS CORPORATION


I, Grant H. Beard, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TRIMAS
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                        BY:     /s/ Grant H. Beard
                                                  ------------------------------
                                                  Grant H. Beard
                                                  President and Chief Executive
                                                  Officer

                   CERTIFICATION OF TODD R. PETERS PURSUANT TO
              RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 30, 2003
                              OF TRIMAS CORPORATION



I, Todd R. Peters, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of TRIMAS
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 14, 2003                        BY:  /s/ Todd R. Peters
                                               ---------------------------------
                                               Todd R. Peters
                                               Chief Financial Officer and Chief
                                               Accounting Officer

                               TRIMAS CORPORATION

                                  EXHIBIT INDEX



EXHIBIT

Exhibit 10.1    Amendment No. 1 to Corporate Services Agreement.

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002