Form 10-Q
period 2003-06-30
TRIMAS CORP
filed 2003-08-14
CIK 842633

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___.

                        COMMISSION FILE NUMBER 333-100351

                                ----------------

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

                                 (248) 631-5450
              (Registrant's telephone number, including area code)

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

     As of August 14, 2003, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,000,000 shares.

================================================================================

                               TRIMAS CORPORATION

                                      INDEX

                                                                                                         PAGE NO.
                                                                                                         --------

Part I.  Financial Information

      Forward Looking Statements............................................................................. 1

      Item 1.     Financial Statements

                  Balance Sheets - June 30, 2003 and December 31, 2002....................................... 3

                  Combined Statement of Operations for the Six and Three Months Ended
                    June 30, 2003 and 2002................................................................... 4

                  Combined Statement of Cash Flows for the Six Months Ended
                    June 30, 2003 and 2002................................................................... 5

                  Statement of Shareholders' Equity for the Six Months Ended
                    June 30, 2003............................................................................ 6

                  Notes to Financial Statements.............................................................. 7

      Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..... 24

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk................................. 32

      Item 4.     Controls and Procedures................................................................... 32

Part II.          Other Information and Signature........................................................... 33

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

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements contained in this report include general economic conditions in the markets in which we operate and industry-based and other factors more specific to us such as:

     o General Economic Conditions -- our business depends upon general economic conditions and we serve some customers in highly cyclical industries.

     o Acquisition Strategy -- if we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions including actions we have identified as providing cost-saving opportunities, our business strategy and financial condition and results would be negatively affected.

     o Labor Stoppages -- we may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages.

     o Product Liability and Warranty Claims -- we may incur material losses and costs as a result of product liability and warranty claims, as well as legacy liability issues.

     o Environmental Matters -- we may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

     o Raw Material and Other Costs -- increases in our raw material, labor, or energy costs or the loss of a substantial number of our suppliers could adversely affect us.

     o Competition -- we operate in competitive industries and may experience increased competition.

     o Changing Technology -- our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques.

     o Dependence on Key Individuals and Relationships -- we depend on the services of key individuals and relationships.

     o International Operations -- a growing portion of our sales may be derived from international sources, which exposes us to certain risks.

     o Goodwill and Intangible Assets -- we have significant goodwill and intangible assets, and future impairment could have a material negative impact on our financial condition and results.

     o Control by Principal Stockholder -- we are controlled by Heartland Industrial Partners ("Heartland"), whose interests in our business may be different than those of our other investors.

     o Substantial Leverage and Debt Service -- we have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations.

     o Substantial Restrictions and Covenants -- restrictions in our credit facility and under the indenture governing our notes may impact our ability to implement certain operational and financial strategies.

     We disclose important factors that could cause our actual results to differ materially from our expectations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments on the notes.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               TRIMAS CORPORATION
                                 BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                       (UNAUDITED -- DOLLARS IN THOUSANDS)

                                                                                          CONSOLIDATED        COMBINED
                                                                                            JUNE 30,         DECEMBER 31,
                                                                                              2003               2002
                                                                                          -------------      ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents............................................................    $     22,380     $    100,440
  Receivables..........................................................................         147,380           97,960
  Inventories..........................................................................         127,270           93,110
  Deferred income taxes................................................................          18,770           18,290
  Prepaid expenses and other current assets............................................          12,130            9,830
                                                                                           ------------     ------------
      Total current assets.............................................................         327,930          319,630

Property and equipment, net............................................................         188,340          244,110
Goodwill...............................................................................         637,370          517,060
Other intangibles......................................................................         358,460          286,270
Other assets...........................................................................          70,430           62,600
                                                                                           ------------     ------------
      Total assets.....................................................................    $  1,582,530     $  1,429,670
                                                                                           ============     ============

                LIABILITIES, SHAREHOLDERS' EQUITY AND METALDYNE
                     CORPORATION NET INVESTMENT AND ADVANCES
Current liabilities:
  Current maturities, long-term debt...................................................    $     11,470     $      2,990
  Accounts payable.....................................................................          95,040           57,400
  Accrued liabilities..................................................................          72,220           63,940
  Due to Metaldyne.....................................................................           8,870            9,960
                                                                                           ------------     ------------
      Total current liabilities........................................................         187,600          134,290

Long-term debt.........................................................................         765,790          693,190
Deferred income taxes..................................................................         188,430          155,920
Other long-term liabilities............................................................          27,290           31,080
Due to Metaldyne.......................................................................           7,090           11,960
                                                                                           ------------     ------------
      Total liabilities................................................................       1,176,200        1,026,440
                                                                                           ------------     ------------

Commitment and contingencies...........................................................              --               --

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None.              --               --
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding
  20,000,000 and 19,250,000 shares, respectively.......................................             200              190
Paid-in capital........................................................................         396,630          387,500
Retained deficit.......................................................................         (15,750)          (6,940)
Accumulated other comprehensive income.................................................          25,250            7,300
Metaldyne Corporation net investment and advances......................................              --           15,180
                                                                                           ------------     ------------
      Total shareholders' equity and Metaldyne Corporation net investment
         and advances..................................................................         406,330          403,230
                                                                                           ------------     ------------
      Total liabilities, shareholders' equity and Metaldyne Corporation net investment
         and advances..................................................................    $  1,582,530     $  1,429,670
                                                                                           ============     ============

   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION
                        COMBINED STATEMENT OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                           (UNAUDITED -- IN THOUSANDS)

                                                                              SIX MONTHS ENDED           THREE MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                          ------------------------    ------------------------
                                                                              2003         2002         2003         2002
                                                                          ----------   -----------    ----------   -----------
Net sales.................................................................$  468,120   $   400,990   $   250,150   $   205,880
Cost of sales.............................................................  (353,230)     (290,820)     (188,050)     (147,790)
                                                                          ----------   -----------    ----------   -----------

     Gross profit.........................................................   114,890       110,170        62,100        58,090

Selling, general and administrative expenses..............................   (75,340)      (56,490)      (39,670)      (29,320)
                                                                          ----------   -----------    ----------   -----------

     Operating profit.....................................................    39,550        53,680        22,430        28,770
                                                                          ----------   -----------    ----------   -----------

Other income (expense), net:
   Interest expense.......................................................   (33,150)      (33,650)      (16,770)      (16,010)
   Other, net.............................................................   (17,870)       (3,720)       (5,500)       (2,290)
                                                                          ----------   -----------    ----------   -----------

     Other expense, net...................................................   (51,020)      (37,370)      (22,270)      (18,300)
                                                                          ----------   -----------    ----------   -----------


Income (loss) before income tax (expense) credit and cumulative effect
  of change in accounting principle.......................................   (11,470)       16,310           160        10,470
Income tax (expense) benefit..............................................     3,030        (5,780)       (1,580)       (3,740)
                                                                          ----------   -----------    ----------   -----------

Income (loss) before cumulative effect of change in accounting
  principle...............................................................    (8,440)       10,530        (1,420)        6,730

Cumulative effect of change in recognition and measurement of goodwill
  impairment..............................................................       --        (36,630)           --            --
                                                                          ----------   -----------    ----------   -----------

Net income (loss).........................................................$   (8,440)   $  (26,100)   $   (1,420)  $     6,730
                                                                          ==========    ===========   ==========   ===========

   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION
                        COMBINED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                           (UNAUDITED -- IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                       ------------------------------
                                                                                            2003            2002
                                                                                        ------------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................     $     (8,440)    $  (26,100)
  Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of impact of acquisitions:
    Cumulative effect of accounting change.........................................             --           36,630
    Net loss on sales of fixed assets..............................................           18,120            --
    Depreciation and amortization..................................................           22,860         22,110
    Legacy stock award expense.....................................................            2,490          1,720
    Amortization of debt issue costs...............................................            1,950            --
    Net proceeds from accounts receivable securitization...........................             --           14,560
    Repurchase of securitized accounts receivable from Metaldyne...................             --          (74,540)
    Payment to Metaldyne to fund contractual liabilities...........................           (4,780)        (8,510)
    Increase in receivables........................................................          (25,520)       (33,040)
    (Increase) decrease in inventories.............................................           (4,650)         2,700
    (Increase) decrease in prepaid expenses and other assets.......................           (4,540)           460
    Increase in accounts payable and accrued liabilities...........................           11,030          6,440
    Other, net.....................................................................           (1,960)          (490)
                                                                                        ------------     ----------
      Net cash provided by (used for) operating activities, net of acquisition impact          6,560        (58,060)
                                                                                        ------------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................          (10,410)       (13,710)
  Proceeds from sales of fixed assets..............................................           67,980             --
  Acquisition of businesses, net of cash acquired..................................         (205,770)            --
                                                                                        ------------     ----------
      Net cash used for investing activities.......................................         (148,200)       (13,710)
                                                                                        ------------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.......................................           35,000        259,730
  Repurchase of common stock.......................................................          (20,000)           --
  Proceeds from senior credit facility.............................................           75,000        260,000
  Repayments of borrowings on senior credit facility...............................           (1,450)           --
  Proceeds from borrowings on revolving credit facility............................          269,000            --
  Repayments of borrowings on revolving credit facility............................         (269,000)           --
  Debt issuance costs..............................................................           (2,150)       (28,310)
  Increase (decrease) in Metaldyne Corporation net investment and advances.........          (22,710)        18,600
  Payments on notes payable........................................................             (250)           --
  Issuance of note payable.........................................................              140            --
  Issuance of senior subordinated debentures.......................................               --        350,000
  Repayment of bank debt attributed from Metaldyne.................................               --       (440,760)
  Dividend to Metaldyne............................................................               --       (338,080)
                                                                                        ------------     ----------
      Net cash provided by financing activities....................................           63,580         81,180
                                                                                        ------------     ----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period...............................................          (78,060)         9,410
  At beginning of period...........................................................          100,440          3,780
                                                                                        ------------     ----------
      At end of period.............................................................      $    22,380     $   13,190
                                                                                         ===========     ==========

    The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION
                      STATEMENT OF SHAREHOLDERS' EQUITY AND
                METALDYNE CORPORATION NET INVESTMENT AND ADVANCES
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                           (UNAUDITED -- IN THOUSANDS)

                                                                                              ACCUMULATED
                                            NET                                                  OTHER
                                         INVESTMENT    COMMON      PAID-IN       RETAINED    COMPREHENSIVE
                                        AND ADVANCES    STOCK      CAPITAL       DEFICIT         INCOME         TOTAL
                                        ------------    -----      -------       -------         ------         -----
Combined Balances, December 31, 2002..    $ 15,180    $    190     $ 387,500    $  (6,940)     $    7,300     $  403,230
                                        ------------  ---------  ------------  ------------  --------------   ------------
Comprehensive income (loss):
  Net income (loss)...................         370          --            --       (8,810)             --         (8,440)
  Foreign currency translation........          --          --            --           --          17,950         17,950
                                        ------------  ---------  ------------  ------------  --------------   ------------

    Total comprehensive income
         (loss).......................         370          --            --       (8,810)         17,950          9,510
                                                                                                              ------------
Net proceeds from issuance of                   --
  common stock........................                      20        34,980           --              --         35,000
Repurchase of common stock............                     (10)      (19,990)                                    (20,000)

Net change in Metaldyne Corporation
  net investments in advances.........         670          --            --           --              --            670
Payment to Metaldyne Corporation to
  acquire fasteners business..........     (22,710)         --            --           --              --        (22,710)
Excess of amount paid for fasteners
  business over net assets acquired...       6,490          --        (6,490)          --              --             --
Net adjustments to reflect                      --
  settlement of contractual
  obligations.........................                      --           630           --              --            630
                                        ------------  ---------  ------------  ------------  --------------   ------------

Consolidated Balances, June 30, 2003..    $     --    $    200     $ 396,630    $ (15,750)     $   25,250     $  406,330
                                        ============  =========  ============  ============  ==============   ============

   The accompanying notes are an integral part of these financial statements.

                               TRIMAS CORPORATION

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     TriMas Corporation ("TriMas" or the "Company") is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in four segments with diverse products and market channels. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers and retail outlets. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. The Fastening Systems group produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners used in automotive and industrial applications, and highly engineered specialty fasteners for the global aerospace industry. The Industrial Specialties group produces flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

     On May 9, 2003, the Company acquired a fasteners manufacturing business ("Fittings") from Metaldyne Corporation ("Metaldyne") for approximately $22.7 million on a debt free basis. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2002 revenues of approximately $16.7 million. Because the Company and Metaldyne are under common control, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results from prior periods have been restated to include the financial results of Fittings.

     Prior to June 6, 2002 and the common stock issuance related financing transactions discussed in Note 2, the accompanying financial statements represented the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne which comprised TriMas. The combined financial statements include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company.

     The accompanying financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the current year presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

2.   RECAPITALIZATION

     On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120 million and received a warrant to purchase 750,000

                               TRIMAS CORPORATION

                                   (UNAUDITED)


shares of common stock at par value of $.01 per share, valued at $15 million. At June 30, 2003, this warrant had not been exercised. The common stock and warrants were valued based upon the cash equity investment made by Heartland and the other investors. At June 30, 2003, Metaldyne owned 27.7% of the Company's common stock on a fully diluted basis.

     As Heartland is both the Company's and Metaldyne's controlling shareholder, the June 6, 2002 and related transactions were accounted for as a reorganization of entities under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction closing date.

3.   ACQUISITIONS

     On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow. The total consideration paid was $145.2 million (including our previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and is payable in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

     On February 21, 2003, the Company acquired Highland Group Industries ("Highland") from the shareholders and option holders of Highland and FNL Management Corp. The total consideration paid was $73.5 million. Highland is a market-leading supplier of cargo management products and a full line supplier of vehicle protection products, specializing in products that help people safely load, anchor, secure, tow, carry, trailer, and organize cargo, as well as protect the vehicle and its cargo area.

     The acquisitions of HammerBlow and Highland provide additional opportunities to leverage new product extensions and innovations in our towing and trailer products businesses with customers in new markets through enhanced brand awareness and distribution, particularly in the end consumer retail channel.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The Company is in the process of obtaining finalized third-party valuations of certain intangible assets and determining costs of restructuring plans associated with these businesses. The allocation of the purchase price is subject to refinement of these estimates and consists of the following (in thousands):

                                                                HAMMERBLOW     HIGHLAND         TOTAL
                                                               ------------  ------------   -------------
          Current assets.......................................$   36,300     $   18,770     $   55,070
          Property and equipment...............................    22,200          5,980         28,180
          Other intangible assets..............................    54,290         24,700         78,990
          Goodwill.............................................    72,330         35,900        108,230
          Deferred taxes and other.............................     2,380          1,280          3,660
                                                               ------------  ------------   -------------
                Total assets acquired..........................   187,500         86,630        274,130
                                                               ------------  ------------   -------------

          Current liabilities..................................    21,780          3,140         24,920
          Deferred tax liabilities.............................    20,470          9,950         30,420
                                                               ------------  ------------   -------------
                Total liabilities assumed......................    42,250         13,090         55,340
                                                               ------------  ------------   -------------

                Net assets acquired............................$  145,250     $   73,540     $  218,740
                                                               ============  ============   =============

                               TRIMAS CORPORATION

                                   (UNAUDITED)


     The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, of which approximately $1.6 million and $2.3 million of this amount was included in cost of sales during the quarters ended June 30, 2003 and March 30, 2003, respectively. Based on preliminary estimates, of the $79.0 million of acquired other intangible assets, $40.9 million was assigned to Customer Relationships with a useful life of 15 years, $34.6 million was assigned to Trademarks with a useful life of 40 years and the remaining $3.5 million was assigned to Technology and Other with useful lives ranging from 7 - 10 years. The $108.2 million of goodwill is assigned to the Cequent Transportation Accessories segment.

     The results of these acquisitions are included in the Company's June 30, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the acquisition of Tekonsha and SurePull occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003 and 2002, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it is not a recurring expense.

                                                                      SIX MONTHS ENDED JUNE
                                                     ----------------------------------------------------------
                      (IN THOUSANDS)                            2003                          2002
                                                     -----------------------------   --------------------------
                                                      AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                                     -------------  --------------   -------------  -----------
        Net sales..................................  $   468,120     $   484,540     $   400,990    $   485,570
                                                     -------------  --------------   -------------  -----------
        Operating profit...........................       39,550          44,330          53,680         66,500
                                                     -------------  --------------   -------------  -----------
        Income (loss) before cumulative effect of
          accounting change........................       (8,440)         (6,200)         10,530         16,680
                                                     -------------  --------------   -------------  -----------
        Net loss...................................  $    (8,440)    $    (6,200)    $   (26,100)   $   (19,950)
                                                     -------------  --------------   -------------  -----------

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

                                          CEQUENT          RIEKE
                                      TRANSPORTATION     PACKAGING       FASTENING      INDUSTRIAL
                                        ACCESSORIES       SYSTEMS         SYSTEMS       SPECIALTIES        TOTAL
                                      ---------------  -------------   -------------   -------------   -------------
    BALANCE, DECEMBER 31, 2002........$   226,600      $   165,230     $    54,730     $    70,500     $   517,060
      Goodwill from acquisitions.......   108,900               --              --             750         109,650
      Impact of foreign currency
          translation and other........     6,670            3,130             230             630          10,660
                                      ---------------  -------------   -------------   -------------   -------------

    BALANCE, JUNE 30, 2003............$   342,170      $   168,360     $    54,960     $    71,880     $   637,370
                                      ===============  =============   =============   =============   =============

                               TRIMAS CORPORATION

                                   (UNAUDITED)


     The gross carrying amounts and accumulated amortization for the Company's acquired other intangible assets as of June 30, 2003 and December 31, 2002 are summarized below (in thousands):

                                                         AS OF JUNE 30, 2003            AS OF DECEMBER 31, 2002
                                                    -----------------------------   -------------------------------
                                                       GROSS                            GROSS
                                                      CARRYING       ACCUMULATED       CARRYING       ACCUMULATED
    INTANGIBLE CATEGORY BY USEFUL LIFE                 AMOUNT       AMORTIZATION        AMOUNT       AMORTIZATION
    ----------------------------------------------- ------------  ---------------   --------------  ---------------
    Customer relationships:
      6 - 12 years..................................$    26,500     $   (6,780)       $   26,500      $   (5,460)
      15 - 25 years.................................    103,850         (8,080)           62,000          (5,630)
      40 years......................................    111,580         (7,180)          111,580          (5,790)
                                                    ------------  ---------------   --------------  ---------------
    Total customer relationships....................    241,930        (22,040)          200,080         (16,880)
                                                    ------------  ---------------   --------------  ---------------

    Trademark/Trade names:
      40 years......................................     89,510         (3,840)           54,390          (2,830)
    Technology and other:
      5 - 15 years..................................     26,490         (7,280)           22,500          (5,670)
      18 - 30 years.................................     38,070         (4,380)           38,190          (3,510)
                                                    ------------  ---------------   --------------  ---------------
    Total technology and other......................     64,560        (11,660)           60,690          (9,180)
                                                    ------------  ---------------   --------------  ---------------
                                                    $   396,000     $  (37,540)       $  315,160      $  (28,890)
                                                    ============  ===============   ==============  ===============

     Amortization expense related to intangibles was approximately $8.7 million and $7.0 million for the six months ended June 30, 2003 and 2002, respectively, and is included in cost of sales in the accompanying statement of operations. Estimated amortization expense for the next five fiscal years beginning after December 31, 2002 is as follows: 2003 -- $17.8 million; 2004 -- $18.2 million; 2005 -- $18.1 million; 2006 -- $16.6 million; and 2007 -- $15.9 million.

5.   RESTRUCTURINGS


     During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems group and consolidate those operations into the remaining three manufacturing facilities. This action will result in the elimination of approximately 160 positions, of which approximately 30 have been eliminated as of June 30, 2003. The plan is expected to be completed in 2004. The Company has recorded charges of approximately $2.0 million related to the consolidation, of which approximately $0.9 million relates to the curtailment of a defined benefit pension plan for certain union-hourly employees and $1.1 million relates to a reserve for severance obligations. As of June 30, 2003, costs of approximately $0.3 million had been charged against this reserve.

     Also during the second quarter of 2003, the Company adopted a plan to centralize certain gasket applications in its Industrial Specialties group within a single facility. In addition, the group will rationalize the back office general and administrative support within its branch service centers. This action will result in the elimination of approximately 40 positions, of which approximately 30 have been eliminated as of June 30, 2003. The plan is expected to be completed in 2004. The Company has established a reserve for severance obligations of approximately $1.0 million in connection with this plan. As of June 30, 2003, costs of approximately $0.1 had been charged against this reserve.

     During the first quarter of 2003, the Company established a preliminary estimate of restructuring costs associated with its acquisitions of HammerBlow and Highland of $5.2 million, of which approximately $2.2 million related to facility closure costs and $3.0 million related to severance obligations. No costs were charged against this reserve during the six months ended June 30, 2003.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


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

     The following table summarizes the purchase accounting adjustments established to reflect the November 2000 actions and subsequent related activity (in thousands):

                                                                                              CLOSURE
                                                                               SEVERANCE       COSTS       TOTAL
                                                                              ------------  ------------  ---------
        Reserve at December 31, 2002.......................................    $  4,590      $  2,480     $  7,070
          Cash.............................................................      (2,320)         (350)      (2,670)
          Non-cash.........................................................          --            --           --
                                                                              ------------  ------------  ---------

        Reserve at June 30, 2003...........................................    $  2,270      $  2,130     $  4,400
                                                                              ============  ============  =========


     Approximately 580 jobs have been or will be eliminated as a result of these restructuring actions. To date, approximately 405, 55 and 100 have been eliminated in the Cequent Transportation Accessories, Rieke Packaging Systems and Fastening Systems groups, respectively, as of June 30, 2003, and the Company expects the remaining actions to be completed in 2004.

6.   ACCOUNTS RECEIVABLE SECURITIZATION

     As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations. Prior to June 2002, TriMas sold certain of its accounts receivable to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of Metaldyne. TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.8 million and $0.9 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, no receivables were sold under this arrangement and the Company had $61.6 million available but not utilized as of the balance sheet date. The discount rate at June 30, 2003 was 2.27%. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

7.   INVENTORIES

     Inventories consist of following components (in thousands):

                                                                                               DECEMBER 31,
                                                                               JUNE 30, 2003       2002
                                                                              --------------- ---------------
        Finished goods.......................................................   $   63,880      $   51,160
        Work in process......................................................       20,010          13,460
        Raw materials........................................................       43,380          28,490
                                                                              -------------   -------------
        Total inventories....................................................   $  127,270      $   93,110
                                                                              =============   =============

8.   PROPERTY AND EQUIPMENT, NET


     Property and equipment consists of the following components (in thousands):

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                                                                                               DECEMBER 31,
                                                                               JUNE 30, 2003       2002
                                                                              --------------- ---------------
        Land and land improvements...........................................   $    5,210      $    8,810
        Buildings............................................................       60,000          46,100
        Machinery and equipment..............................................      176,700         237,180
                                                                              -------------   -------------
                                                                                   241,910         292,090

        Less:  Accumulated depreciation......................................       53,570          47,980
                                                                              -------------   -------------

        Property and equipment, net..........................................   $  188,340      $  244,110
                                                                              =============   =============


9.   LONG-TERM DEBT

     The Company's long-term debt at June 30, 2003, net of the unamortized discount of $2.6 million and unamortized premium of $0.8 million from face value of the Company's 9 7/8% senior subordinated notes, is as follows (in thousands):

                                                                                               DECEMBER 31,
                                                                               JUNE 30, 2003       2002
                                                                              --------------- ---------------
        Senior term loan.....................................................  $   332,930      $   259,375
        9 7/8% senior subordinated notes, due June 2012 ("Notes")............      436,010          435,975
        Other................................................................        8,320              830
                                                                              -------------   -------------
                                                                                   777,260          696,180

        Less:  Current maturities............................................       11,470            2,990
                                                                              -------------   -------------
        Long-term debt.......................................................  $   765,790      $   693,190
                                                                              =============   =============


     On June 6, 2003, the Company amended and restated its credit facility ("Credit Facility") to modify certain financial covenants, increase the term loan facility from $260 million to $335 million and reduce the incremental term loan capacity by $75 million to $125 million. The Credit Facility, as amended, provides for this uncommitted $125 million incremental term loan facility for one or more permitted acquisitions. In connection with the amendment and restatement, the Company capitalized debt issuance costs of approximately $1.9 million, which will be amortized using the effective interest method over the life of the Credit Facility.

     The amended and restated Credit Facility consists of a $335 million senior term loan which matures December 31, 2009 and is payable in quarterly installments of $0.8 million. The Credit Facility also includes a senior revolving credit facility with a total principal commitment of $150 million, including up to $100 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40 million in aggregate, against revolving credit facility commitments. The Company had letters of credit of approximately $23.8 and $23.5 million issued and outstanding at June 30, 2003 and December 31, 2002, respectively.

     Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's Leverage Ratio, as defined, and is 2.25% on base rate loans and 3.25% on Eurodollar loans at June 30, 2003. The effective interest rate on Credit Facility borrowings was 4.47% at June 30, 2003 and 4.44% at December 31, 2002.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


     The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2003.

     The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2003, the Company was in compliance with all such covenant requirements.

     The Company paid cash for interest of approximately $29.7 million for the six months ended June 30, 2003. For the six months ended June 30, 2002, interest expense allocated to TriMas was paid by Metaldyne.

10.  LEASES

     TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense totaled approximately $6.9 million and $1.2 million in the six months ended June 30, 2003 and 2002, respectively.

     In the first and second quarters of 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain of its machinery and equipment and facilities. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $8.4 million. The Company has a fifteen year lease term with respect to its leaseback of two facilities which require annual lease payments of approximately $0.9 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving credit facility. In connection with these sale-leaseback transactions, the Company recorded losses of approximately $18.1 million, which is included in other, net in the accompanying statement of operations.

11.  COMMITMENTS AND CONTINGENCIES

     A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of the Company, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. Additionally, TriMas and approximately 60 other entities including the State were defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. The Superior Court of the State of California issued an order dismissing all plaintiffs in the action. A final judgment dismissing the matter without any recovery by plaintiffs was entered by the court on July 23, 2003.

     Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including TriMas, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have

                               TRIMAS CORPORATION

                                   (UNAUDITED)


been entered into by the plaintiffs and a group of defendants, including TriMas, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that the Company's share of the clean-up will not exceed $450,000, for which the Company has received insurance proceeds.

     As of August 8, 2003, the Company is party to approximately 612 pending cases involving approximately 30,427 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company manufactured three types of gaskets and has ceased the use of asbestos in its products. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products and also had distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. The Company does not have significant primary insurance to cover its settlement and defense costs. The Company believes that there may be excess insurance policies of former owners available to it that the Company is in the process of reconstructing, but such insurance may not be available. Based upon the Company's experience to date and other available information, the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, the Company may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors.

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

     In April 2003, TriMas repurchased one million shares of its common stock from Metaldyne at $20 per share, the same price as it was valued on June 6, 2002. This sale decreased Metaldyne's ownership percentage in TriMas from approximately 31.4% to approximately 27.7% on a fully diluted basis.

     In connection with the common stock issuance and related financing transactions, TriMas assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. The amount of these liabilities and obligations were $15.9 million and $21.9 million as of June 30, 2003 and December 31, 2002, respectively. These amounts are payable at various dates over the next two years and are included in Due to Metaldyne in the accompanying consolidated balance sheets.

     The Company is also party to a corporate services agreement with Metaldyne. Under the terms of the agreement, TriMas pays Metaldyne an annual services fee of $2.5 million in exchange for human resources, information technology, internal audit, tax, legal and other general corporate services and remittance of certain third-party charges on TriMas' behalf.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


  Heartland Industrial Partners

     The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the six months ended June 30, 2003, the Company incurred $2.3 million in connection with this agreement and this amount is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

     Also in the quarter ended March 30, 2003, TriMas paid Heartland approximately $2.1 million in advisory services in connection with the acquisitions of HammerBlow and Highland. Such fees have been capitalized as transaction costs as a component of total consideration paid and allocated to the fair value of assets acquired and liabilities assumed in the respective acquisitions.

13.  SEGMENT INFORMATION

     TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2003, the Company re-aligned its operating segments and appointed a group president for its Fastening Systems group. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has four operating segments involving the manufacture and sale of the following products:

     CEQUENT TRANSPORTATION ACCESSORIES -- Vehicle hitches and receivers, sway controls, weight distribution and 5th wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories.

     RIEKE PACKAGING SYSTEMS -- Closures and dispensing systems for steel and plastic industrial and consumer packaging applications.

     FASTENING SYSTEMS -- Large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, specialized fittings and cold-headed parts used in automotive and industrial applications, and highly engineered specialty fasteners for the domestic and international aerospace industry.

     INDUSTRIAL SPECIALTIES -- Flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

     The Company uses Earnings (Operating Profit) Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as an indicator of operating performance and as a measure of cash generating capabilities. EBITDA is one of the primary measures used by management to evaluate performance. Legacy stock award expense represents a contractual obligation from the November 2000 acquisition which will be fully paid in January 2004.

                               TRIMAS CORPORATION

                                   (UNAUDITED)


     Segment activity is as follows (in thousands):

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    -------------------------  -------------------------
                                                                      JUNE 30,      JUNE 30,    JUNE 30,      JUNE 30,
                                                                        2003          2002        2003          2002
                                                                    ------------  -----------  ------------  -----------
        NET SALES
        Cequent Transportation Accessories..........................   $125,960     $ 87,820    $224,850       $163,230
        Rieke Packaging Systems.....................................     33,090       28,050      63,360         54,680
        Fastening Systems...........................................     36,520       39,080      71,500         77,160
        Industrial Specialties......................................     54,580       50,930     108,410        105,920
                                                                    ------------  -----------  ------------  -----------
        Total.......................................................   $250,150     $205,880    $468,120       $400,990
                                                                    ============  ===========  ============  ===========

        OPERATING PROFIT
        Cequent Transportation Accessories..........................   $ 14,950     $ 14,420    $ 23,080       $ 25,990
        Rieke Packaging Systems.....................................      8,750        7,850      16,330         14,830
        Fastening Systems...........................................       (720)       3,670         480          6,120
        Industrial Specialties......................................      5,470        6,350      11,630         13,010
        Corporate expenses and management fees......................     (4,800)      (2,600)     (9,480)        (4,550)
        Legacy stock award expense..................................     (1,220)        (920)     (2,490)        (1,720)
                                                                    ------------  -----------  ------------  -----------
        Total.......................................................   $ 22,430     $ 28,770    $ 39,550       $ 53,680
                                                                    ============  ===========  ============  ===========

        EBITDA
        Cequent Transportation Accessories..........................   $ 19,690     $ 18,510    $ 32,100       $ 33,520
        Rieke Packaging Systems.....................................     10,980       10,220      20,830         19,620
        Fastening Systems...........................................      1,790        6,390       5,190         11,870
        Industrial Specialties......................................      7,660        7,200      16,040         16,540
        Corporate expenses and management fees......................     (4,730)      (2,110)     (9,260)        (4,040)
        Legacy stock award expense..................................     (1,220)        (920)     (2,490)        (1,720)
                                                                    ------------  -----------  ------------  -----------
        Total......................................................    $ 34,170     $ 39,290    $ 62,410       $ 75,790
                                                                    ============  ===========  ============  ===========

14.  IMPACT OF NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB') issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." FIN 46 requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement is effective immediately for any variable interest entity created on or after January 31, 2003, and after June 30, 2003 for entities created before January 31, 2003. In addition, FIN 46 requires disclosure of information regarding guarantees or loss exposures related to a variable interest entity created prior to January 31, 2003 in financial statements issued after January 31, 2003. The adoption of this statement did not have any effect on the Company's results of operations or financial condition.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance for how a company should classify and measure certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for any qualifying financial instruments issued after May 31, 2003 and becomes effective for existing issuance in the third quarter of 2003. The Company does not believe the adoption of SFAS No. 150 will have a material impact on its financial condition or results of operations.

                               TRIMAS CORPORATION

                                   (UNAUDITED)

15.  SUBSEQUENT EVENT

     On July 21, 2003, the Company launched an exchange offer for its $85 million aggregate principal amount of 9 7/8% senior subordinated notes due 2012 for a like amount of outstanding 9 7/8% senior subordinated notes due 2012. The exchange offer is scheduled to expire on August 20, 2003. The exchange offer will not raise new cash proceeds for the Company and was made in accordance with contractual commitments under the registration rights agreement dated December 10, 2002.

16. SUPPLEMENTAL GUARANTOR CONDENSED COMBINING AND CONSOLIDATING FINANCIAL INFORMATION

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

     Prior to June 6, 2002, the Parent held equity investments directly in certain of the Company's wholly-owned Non-Guarantor Subsidiaries, and equity in these investees is included in the Parent column of the accompanying condensed combining financial information for all periods presented. Subsequent to June 6, 2002, all investments in non-domestic subsidiaries are held directly at TriMas Company LLC, a wholly-owned subsidiary of TriMas Corporation and Guarantor Subsidiary, and equity in non-domestic subsidiary investees for all periods subsequent to June 30, 2002 is included in the Guarantor Subsidiary column of the accompanying consolidating financial information. In addition, the results of Fittings are included with the results of the Guarantor Subsidiaries for each of the periods in which supplemental guarantor financial information is presented.

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                   AS OF JUNE 30, 2003 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                          CONSOLIDATED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
                   ASSETS
Current assets:
  Cash and cash equivalents.................... $       --  $    17,210     $   5,170    $          --    $      22,380
  Receivables, trade...........................         --       92,420       136,810          (81,850)         147,380
  Receivables, intercompany....................         --        3,090         2,660           (5,750)              --
  Inventories..................................         --      108,180        19,090               --          127,270
  Deferred income taxes........................         --       18,470           300               --           18,770
  Prepaid expenses and other current assets....         --       10,380         1,750               --           12,130
                                               -----------  -----------   -----------    -------------   --------------
    Total current assets.......................         --      249,750       165,780          (87,600)         327,930

Investments in subsidiaries....................    870,410      191,270            --       (1,061,680)              --
Property and equipment, net....................         --      148,000        40,340               --          188,340
Excess of cost over net assets of acquired
  companies....................................         --      537,350       100,020               --          637,370
Other intangibles and other assets.............     17,330      393,630        17,930               --          428,890
                                               -----------  -----------   -----------    -------------   --------------
    Total assets............................... $  887,740  $ 1,520,000     $ 324,070    $  (1,149,280)   $   1,582,530
                                               ===========  ===========   ===========    =============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities, long-term debt........... $       --   $   11,470     $      --    $          --    $      11,470
  Accounts payable, trade......................         --       75,350        19,690               --           95,040
  Accounts payable, intercompany...............         --        2,650         3,100           (5,750)              --
  Accrued liabilities..........................      2,040       59,940        10,240               --           72,220
  Due to Metaldyne.............................         --        8,870            --               --            8,870
                                               -----------  -----------   -----------    -------------   --------------
    Total current liabilities ................. $    2,040   $  158,280     $  33,030    $      (5,750)   $     187,600
                                               ===========  ===========   ===========    =============   ==============

Long-term debt................................. $  436,010   $  329,780     $  81,850    $     (81,850)   $     765,790
Deferred income taxes..........................         --      175,980        12,450               --          188,430
Other long-term liabilities....................         --       26,810           480               --           27,290
Due to Metaldyne...............................         --        7,090            --               --            7,090
                                               -----------  -----------   -----------    -------------   --------------
    Total liabilities..........................    438,050      697,940       127,810          (87,600)       1,176,200
    Total shareholders' equity.................    449,690      822,060       196,260       (1,061,680)         406,330
                                               -----------  -----------   -----------    -------------   --------------
    Total liabilities and shareholders'
         equity................................ $  887,740   $1,520,000     $ 324,070     $ (1,149,280)   $   1,582,530
                                               ===========  ===========   ===========    =============   ==============

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                             COMBINING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 AS OF DECEMBER 31, 2002 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                            COMBINED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents.................   $       --   $    86,570    $    13,870      $        --   $   100,440
  Receivables, trade........................           60        80,140         17,760               --        97,960
  Receivables, intercompany.................           --         6,030          6,120          (12,150)           --
  Inventories...............................           --        81,420         11,690               --        93,110
  Deferred income taxes.....................           --        18,290             --               --        18,290
  Prepaid expenses and other current assets.           --         8,920            910               --         9,830
                                              -----------   -----------     ----------     ------------   -----------
    Total current assets....................           60       281,370         50,350          (12,150)      319,630

Investment in subsidiaries..................      808,620       128,830             --         (937,450)           --
Property and equipment, net.................           --       213,250         30,860               --       244,110
Excess of cost over net assets of acquired
  companies.................................           --       442,810         74,250               --       517,060
Other intangibles and other assets..........       17,710       327,930          3,230               --       348,870
                                              -----------   -----------     ----------     ------------   -----------
    Total assets............................   $  826,390    $1,394,190      $ 158,690      $  (949,600)  $ 1,429,670
                                              ===========   ===========     ===========    =============  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities, long-term debt........   $       --    $    2,990      $      --      $        --   $     2,990
  Accounts payable, trade...................          440        43,010         13,950               --        57,400
  Accounts payable, intercompany............           --         6,120          6,030          (12,150)           --
  Accrued liabilities.......................        1,950        57,770          4,220               --        63,940
  Due to Metaldyne..........................           --         9,960             --               --         9,960
                                              -----------   -----------     ----------     ------------   -----------
    Total current liabilities ..............        2,390       119,850         24,200          (12,150)      134,290

Long-term debt..............................      435,950       257,240             --               --       693,190
Deferred income taxes.......................           --       150,560          5,360               --       155,920
Other long-term liabilities.................           --        30,780            300               --        31,080
Due to Metaldyne............................           --        11,960             --               --        11,960
                                              -----------   -----------     ----------     ------------   -----------
    Total liabilities.......................      438,340       570,390         29,860          (12,150)    1,026,440
    Total shareholders' equity..............      388,050       823,800        128,830         (937,450)      403,230
                                              -----------   -----------     ----------     ------------   -----------
    Total liabilities and shareholders'
      equity................................  $   826,390    $1,394,190      $ 158,690      $  (949,600)   $1,429,670
                                              ===========   ===========     ==========    =============   ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                             COMBINED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
Net sales...................................   $     --   $    206,420    $    49,870    $    (6,140)    $   250,150
Cost of sales...............................         --       (158,120)       (36,070)         6,140        (188,050)
                                               --------   ------------    -----------    -----------      ----------
      Gross profit..........................         --         48,300         13,800             --          62,100

Selling, general and administrative
  expenses..................................         20        (34,290)        (5,400)            --         (39,670)
                                               --------   ------------    -----------    -----------      ----------
      Operating profit......................         20         14,010          8,400             --          22,430

Other income (expense), net:

      Interest expense......................    (11,610)        (4,350)          (810)            --         (16,770)
      Other, net............................         70         (4,760)          (810)            --          (5,500)
                                               --------   ------------    -----------    -----------      ----------

Income (loss) before income tax (expense)
  credit and equity in net income of
  subsidiaries..............................    (11,520)         4,900          6,780             --             160
Income tax (expense) credit.................         --          1,300         (2,880)            --          (1,580)
Equity in net income (loss) of
  subsidiaries..............................     10,030          3,900             --        (13,930)             --
                                               --------   ------------    -----------    -----------      ----------

Income (loss) before cumulative effect of
  change in accounting principle............     (1,490)        10,100          3,900        (13,930)         (1,420)
Cumulative effect of change in accounting
  principle.................................         --             --             --             --              --
                                               --------   ------------    -----------    -----------      ----------
Net income (loss)...........................   $ (1,490)  $     10,100    $     3,900    $   (13,930)    $    (1,420)
                                               ========   ============    ===========    ===========     ===========

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                            COMBINED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
Net sales..................................... $        --   $  182,060   $     28,440    $   (4,620)      $  205,880
Cost of sales.................................          --     (133,020)       (19,390)        4,620         (147,790)
                                               -----------   ----------   ------------    ----------       ----------
      Gross profit............................          --       49,040          9,050            --           58,090

Selling, general and administrative expenses..          --      (25,370)        (3,950)           --          (29,320)
                                               -----------   ----------   ------------    ----------       ----------
      Operating profit........................          --       23,670          5,100            --           28,770

Other income (expense), net:

  Interest expense............................      (2,580)     (13,530)           100            --          (16,010)
  Other, net..................................          --       (1,150)        (1,140)           --           (2,290)
                                               -----------   ----------   ------------    ----------       ----------

Income (loss) before income taxes (credit)
  and equity in net income (loss) of
  subsidiaries................................      (2,580)       8,990          4,060            --           10,470
Income taxes (expense) credit.................         930       (3,220)        (1,450)           --           (3,740)
Equity in net income (loss) of subsidiaries...       8,000        3,070             --       (11,070)              --
                                               -----------   ----------   ------------    ----------       ----------

Income (loss) before cumulative effect of
  change in accounting principle..............       6,350        8,840          2,610       (11,070)           6,730
Cumulative effect of change in accounting
  principle...................................          --           --             --            --               --
                                               -----------   ----------   ------------    ----------       ----------
      Net income (loss)....................... $     6,350   $    8,840   $      2,610    $  (11,070)      $    6,730
                                               ===========   ==========   ============    ==========       ==========

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                            COMBINED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
Net sales...................................    $      --   $ 396,690      $   83,600     $ (12,170)        $  468,120
Cost of sales...............................           --    (305,850)        (59,550)       12,170           (353,230)
                                               ----------   ---------     -----------     ---------         ----------
      Gross profit..........................           --      90,840          24,050            --            114,890

Selling, general and administrative expenses           --     (63,890)        (11,450)           --            (75,340)
      Operating profit......................           --      26,950          12,600            --             39,550
                                               ----------   ---------     -----------     ---------         ----------

Other income (expense), net:
      Interest expense......................      (23,420)     (8,910)           (820)           --            (33,150)
      Other, net............................           --     (16,630)         (1,240)           --            (17,870)
                                               ----------   ---------     -----------     ---------         ----------

Income (loss) before income tax (expense)
  credit and equity in net income of
  subsidiaries..............................      (23,420)      1,410          10,540            --            (11,470)
Income tax (expense) credit.................           --       7,490          (4,460)           --              3,030
Equity in net income (loss) of subsidiaries.       14,610       6,080              --       (20,690)                --
                                               ----------   ---------     -----------     ---------         ----------
Income (loss) before cumulative effect of
  change in accounting principle............       (8,810)     14,980           6,080       (20,690)            (8,440)
Cumulative effect of change in accounting
  principle.................................           --          --              --            --                 --
                                               ----------   ---------     -----------     ---------         ----------
Net income (loss)...........................    $  (8,810)  $  14,980       $   6,080     $ (20,690)         $  (8,440)
                                               ==========   =========     ===========     =========         ==========

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
                                               ------------------------------------------------------------------------
                                                                                                            COMBINED
                                                 PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                               -----------  -----------   -------------  -------------   --------------
Net sales..................................... $       --     $ 356,770      $ 52,940      $ (8,720)       $  400,990
Cost of sales.................................         --      (263,640)      (35,900)        8,720          (290,820)
                                               ----------    ----------     ---------     ---------        ----------
      Gross profit............................         --        93,130        17,040            --           110,170

Selling, general and administrative expenses..         --       (48,800)       (7,690)           --           (56,490)
                                               ----------    ----------     ---------     ---------        ----------
      Operating profit........................         --        44,330         9,350            --            53,680

Other income (expense), net:
  Interest expense............................     (2,580)      (31,070)           --            --           (33,650)
  Other, net..................................         --        (2,160)       (1,560)           --            (3,720)
                                               ----------    ----------     ---------     ---------        ----------

Income (loss) before income taxes (credit) and
  equity in net income (loss) of subsidiaries.     (2,580)       11,100         7,790            --            16,310
Income taxes (expense) credit.................        930        (3,910)       (2,800)           --            (5,780)
Equity in net income (loss) of subsidiaries...    (25,080)        3,940            --        21,140                --
                                               ----------    ----------     ---------     ---------        ----------

Income (loss) before cumulative effect of
  change in accounting principle..............    (26,730)       11,130         4,990        21,140            10,530
Cumulative effect of change in accounting
  principle...................................         --       (36,630)           --            --           (36,630)
                                               ----------    ----------     ---------     ---------        ----------
      Net income (loss)....................... $  (26,730)    $ (25,500)     $  4,990      $ 21,140         $ (26,100)
                                               ==========    ==========     =========     =========        ==========

                               TRIMAS CORPORATION

                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       FOR THE THREE MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                                                             -----------------------------------------------------------------------
                                                                                                                          COMBINED
                                                               PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                                             -----------  -----------   -------------  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by operating activities, net of
      acquisition impact..................................... $  2,150    $  (16,880)     $  21,290      $      --       $  6,560
                                                              --------    ----------      ---------      ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................       --        (8,670)        (1,740)            --        (10,410)
  Proceeds from sales of fixed assets........................       --        67,980             --             --         67,980
  Acquisition of businesses, net of cash acquired............       --      (174,800)       (30,970)            --       (205,770)
                                                              --------    ----------      ---------      ---------       --------

    Net cash used for investing activities...................       --      (115,490)       (32,710)            --       (148,200)
                                                              --------    ----------      ---------      ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock.................       --        35,000             --             --         35,000
  Repurchase of common stock.................................       --       (20,000)            --             --        (20,000)
  Proceeds from senior credit facility.......................       --        75,000             --             --         75,000
  Repayments of borrowings on senior credit facility.........       --        (1,450)            --             --         (1,450)
  Proceeds from borrowings on revolving credit facility......       --       269,000             --             --        269,000
  Repayments of borrowings on revolving credit facility......       --      (269,000)            --             --       (269,000)
  Debt issuance costs........................................   (2,150)           --             --             --         (2,150)
  Increase (decrease) in Metaldyne Corporation net
      investment and advances................................       --       (22,710)            --             --        (22,710)
  Payments on notes payable..................................       --          (250)            --             --           (250)
  Issuance of note payable...................................       --           140                                          140
  Intercompany transfers (to) from subsidiaries...............      --        (2,710)         2,710             --             --
                                                              --------    ----------      ---------      ---------       --------

    Net cash provided by (used for)
         financing activities................................ $ (2,150)   $   63,020      $   2,710      $      --      $  63,580
                                                              --------    ----------      ---------      ---------       --------

CASH AND CASH EQUIVALENTS:
  Decrease for the period....................................       --       (69,350)        (8,710)            --        (78,060)
  At beginning of period.....................................       --        86,570         13,870             --        100,440
                                                              --------    ----------      ---------      ---------       --------
     At end of period........................................   $   --    $   17,220      $   5,160      $      --      $  22,380
                                                              ========    ==========      =========      =========     ==========

                               TRIMAS CORPORATION

                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)
                                   (UNAUDITED)

                             SUPPLEMENTAL GUARANTOR
                         CONDENSED FINANCIAL STATEMENTS
                        COMBINING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                                                                  COMBINED
                                                       PARENT      GUARANTOR    NON-GUARANTOR  ELIMINATIONS         TOTAL
                                                     -----------  -----------   -------------  -------------   --------------
OPERATING ACTIVITIES:
  Net cash provided by operating activities, net
      of acquisition impact........................... $  3,860     $(65,570)     $   3,650      $      --       $  (58,060)
                                                       --------    ---------      ---------      ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................       --      (10,890)        (2,820)            --          (13,710)
  Proceeds from sales of fixed assets.................       --           --             --             --               --
  Acquisition of businesses, net of cash acquired.....       --           --             --             --               --
                                                       --------    ---------      ---------      ---------       ----------
      Net cash used for investing activities..........       --      (10,890)        (2,820)            --          (13,710)
                                                       --------    ---------      ---------      ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock..........  259,730           --             --             --          259,730
  Repurchase of common stock..........................       --           --             --             --               --
  Proceeds from senior credit facility................  350,000      260,000             --             --          610,000
  Payment of Debt.....................................       --     (440,760)            --             --         (440,760)
  Dividends to Metaldyne.............................. (338,080)          --             --             --         (338,080)
  Debt issuance costs.................................  (15,160)     (13,150)            --             --          (28,310)
  Intercompany transfers (to) from subsidiaries....... (260,790)     260,790             --             --               --
  Increase (decrease) in Metaldyne Corporation net
      investment and advances.........................      440       13,480          4,680             --           18,600
                                                       --------    ---------      ---------      ---------       ----------
      Net cash provided by (used for) financing
             activities..............................  $ (3,860)   $  80,360      $   4,680      $      --       $   81,180
                                                       --------    ---------      ---------      ---------       ----------

CASH AND CASH EQUIVALENTS:
  Increase (decrease) for the period.................        --        3,900          5,510             --            9,410
  At beginning of period.............................        --        1,940          1,840             --            3,780
                                                       --------    ---------      ---------      ---------       ----------
      At end of period...............................  $     --    $   5,840      $   7,350      $      --       $   13,190
                                                       ========    =========      =========      =========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. Effective January 1, 2003, TriMas reorganized its business operations and formed a Fastening Systems segment consisting of our industrial fasteners businesses which were previously part of Industrial Specialties. As a result, prior period financial information has been reclassified to conform to this presentation. We have four operating groups or segments: Cequent Transportation Accessories, Rieke Packaging Systems, Fastening Systems and Industrial Specialties.


SEGMENT INFORMATION

     The following table summarizes financial information of our four operating segments.

SUPPLEMENTAL FINANCIAL ANALYSIS

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     ------------------------------------------------------------------
                                                          JUNE 30,          JUNE 30,          JUNE 30,      JUNE 30,
                                                            2003              2002             2003           2002
                                                     ------------------------------------------------------------------
                                                               (IN THOUSANDS)                   (IN THOUSANDS)
NET SALES:
  Cequent Transportation Accessories...............       $125,960         $  87,820         $   224,850     $ 163,230
  Rieke Packaging Systems..........................         33,090            28,050              63,360        54,680
  Fastening Systems................................         36,520            39,080              71,500        77,160
  Industrial Specialties...........................         54,580            50,930             108,410       105,920
                                                     ----------------   ---------------     -------------  ------------
    Total..........................................       $250,150          $205,880          $  468,120     $ 400,990
                                                     ================   ===============     =============  =============

OPERATING PROFIT:
  Cequent Transportation Accessories...............       $ 14,950         $  14,420          $   23,080     $  25,990
  Rieke Packaging Systems..........................          8,750             7,850              16,330        14,830
  Fastening Systems................................           (720)            3,670                 480         6,120
  Industrial Specialties...........................          5,470             6,350              11,630        13,010
  Management fee and other corporate expenses (1)..         (4,800)           (2,600)             (9,480)       (4,550)
  Legacy stock award expense (2)...................         (1,220)             (920)             (2,490)       (1,720)
                                                     ----------------   ---------------     -------------  ------------
    Total..........................................       $ 22,430         $  28,770          $   39,550     $  53,680
                                                     ================   ===============     =============  =============

CAPITAL EXPENDITURES:
  Cequent Transportation Accessories...............       $  1,830         $   1,820          $    3,130     $   2,740
  Rieke Packaging Systems..........................          2,590             4,140               4,330         5,870
  Fastening Systems................................          1,320             2,180               1,810         3,020
  Industrial Specialties...........................            630               970               1,070         2,080
  Corporate........................................             --                --                  70            --
                                                     ----------------   ---------------     -------------  ------------
    Total..........................................       $  6,370         $   9,110          $   10,410     $  13,710
                                                     ================   ===============     =============  =============


--------------

     (1) The increase in management fee and other corporate expenses for the three and six months ended June 30, 2003 is due primarily to $1.2 million and $2.4 million, respectively of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $1.1 million and $2.3 million, respectively, of management fees and expenses due to Heartland.

     (2) Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

     Including $47.4 million in sales from entities acquired during the period, net sales for the three months ended June 30, 2003 increased approximately 21.5% compared to the three months ended June 30, 2002. Excluding the impact of acquisitions, net sales decreased 1.5%. Net sales for Cequent Transportation Accessories increased 43.4%. This increase was due to the $47.4 million impact from the acquisitions of HammerBlow and Highland. Excluding the impact of acquisitions, Cequent Transportation Accessories sales decreased 10.6% due to weakness in demand in the overall market for towing and trailer accessories, principally in the RV and marine markets and retail distribution through mass merchandisers and independent retail outlets. Rieke Packaging Systems net sales increased 17.9% primarily due to the benefit of sales of new products. Fastening Systems net sales decreased 6.5%, as we have continued to see weakness in demand for our fastener products in the general distribution and aerospace channels. Industrial Specialties net sales increased 7.1%. The increase in sales in the Industrial Specialties group was due to improved demand for our products across the commercial construction, energy and petrochemical, general industrial and defense markets.

     Operating profit margins approximated 9.0% and 14.0% for the three months ended June 30, 2003 and June 30, 2002, respectively. Excluding the impact of acquisitions, the operating profit margin for the three months ended June 30, 2003 approximated 6.9%. Operating profit for the three months ended June 30, 2003 was $22.4 million, a decrease of $6.3 million compared to the three months ended June 30, 2002. Excluding the $8.4 million favorable impact from acquisitions, operating profit decreased $14.7 million. This reduction in operating profit is partially attributed to $5.6 million of incremental costs and operational inefficiencies incurred primarily in connection with restructuring activities within our Cequent Transportation Accessories and Fastening Systems groups and $3.0 million of incremental charges related to severance, move and other restructuring costs. The costs related to Cequent Transportation Accessories resulted from the continued ramp-up of our Goshen, Indiana manufacturing facility, the expansion of operations in Reynosa, Mexico, and the closure of our Elkhart, Indiana and Canton, Michigan manufacturing facilities. We finalized these closures in the second quarter of 2003. During the three months ended June 30, 2003 the Company recognized $1.6 million of non-recurring costs as a result of the one time step-up in basis of acquired inventory. Additionally, there is $2.3 million of incremental lease costs, $.3 million of incremental legacy stock award expense (this expense will run off completely in 2003), $1.2 million of incremental costs associated with our separation from Metaldyne (such costs include incremental employment and operating costs), and $1.1 million of management fees and expenses incurred to Heartland. These costs have been offset by $.5 million of reduced depreciation and amortization expense primarily attributable to our use of leasing.

     Selling, general and administrative costs were approximately $39.7 million, or 15.9% of net sales, for the three months ended June 30, 2003 as compared with $29.3 million, or 14.2% of net sales, in the prior year. The increase of $10.4 million is primarily due to the $7.4 million impact of acquired operations and increased costs associated with our separation from Metaldyne. Such costs principally include $1.2 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $1.1 million of management fees and expenses incurred to Heartland.

     Other expense, net was $22.3 million for the three months ended June 30, 2003, a $4.0 million increase over the $18.3 million of expense for the three months ended June 30, 2002. The Company recorded a $5.6 million loss, net from the sale and disposition of fixed assets in the second quarter of 2003. This loss occurred primarily due to the sale and leaseback of certain manufacturing equipment and facilities during the second quarter. In connection with these sale-leaseback transactions, the Company received $25.9 million of net proceeds which were used to pay down amounts outstanding under our revolving credit facility.

     Net loss for the three months ended June 30, 2003 was $1.4 million as compared to net income of $6.7 million for the three months ended June 30, 2002. In addition to the items noted above, the net loss for the three months ended June 30, 2003 was impacted by increased provisions for taxes on foreign income and state taxes in the U.S.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

     Including $74.5 million in sales from entities acquired during the period, net sales for the six months ended June 30, 2003 increased approximately 16.7% compared to the six months ended June 30, 2002. Excluding the impact of acquisitions, net sales decreased 1.8%. Net sales for Cequent Transportation Accessories increased 37.8%. This increase was due to the $74.5 million impact from the acquisitions of HammerBlow and Highland. Excluding the impact of acquisitions, Cequent Transportation Accessories sales decreased 7.9% due to weakness in demand in the overall market for towing and trailer accessories, principally in the RV and marine markets and retail distribution through mass merchandisers and independent retail outlets. Rieke Packaging Systems net sales increased 15.9% primarily due to the benefit of sales of new products. Fastening Systems net sales decreased 7.3%, as we have continued to see weakness in demand for our fastener products in the general distribution and aerospace channels. Industrial Specialties net sales increased 2.3%. The increase in sales in the Industrial Specialties group was due to improved demand for our products across the commercial construction, energy and petrochemical, general industrial and defense markets primarily in the second quarter of 2003.

     Operating profit margins approximated 8.4% and 13.4% for the six months ended June 30, 2003 and June 30, 2002, respectively. Excluding the impact of acquisitions, the operating profit margin for the six months ended June 30, 2003 approximated 7.6%. Operating profit for the six months ended June 30, 2003 was $39.6 million, a decrease of $14.1 million compared to the six months ended June 30, 2002. Excluding the $9.6 million favorable impact from acquisitions, operating profit decreased $23.7 million. This reduction in operating profit is partially attributed to $8.6 million of incremental costs and operational inefficiencies incurred primarily in connection with restructuring activities within our Cequent Transportation Accessories and Fastening Systems groups and $4.1 million of incremental charges related to severance, move and other restructuring costs. The costs related to Cequent Transportation Accessories resulted from the continued ramp-up of our Goshen, Indiana manufacturing facility, the expansion of operations in Reynosa, Mexico, and the closure of our Elkhart, Indiana and Canton, Michigan manufacturing facilities. We finalized these closures in the second quarter of 2003. During the six months ended June 30, 2003, the Company recognized $3.9 million of non-recurring costs as a result of the one time step-up in basis of acquired inventory. Additionally, there is $3.6 million of incremental lease costs, $.8 million of incremental legacy stock award expense (this expense will run off completely in 2003), $2.4 million of incremental costs associated with our separation from Metaldyne (such costs include incremental employment and operating costs), and $2.3 million of management fees and expenses incurred to Heartland. These costs have been offset by $2.0 million of reduced depreciation and amortization expense attributed primarily to our use of leasing.

     Selling, general and administrative costs were approximately $75.3 million, or 16.1% of net sales, for the six months ended June 30, 2003 as compared with $56.5 million, or 14.1% of net sales, in the prior year. The increase is primarily due to the impact of acquired operations ($11.6 million) and increased costs associated with our separation from Metaldyne. Such costs principally include $2.4 million of incremental employment and operating costs for the establishment of a corporate office (previously considered part of the Metaldyne management fee) and $2.3 million of management fees and expenses incurred to Heartland.

     Other expense, net was $51.0 million for the six months ended June 30, 2003, a $13.6 million increase over the $37.4 million of expense for the six months ended June 30, 2002. The Company recorded a $17.6 million loss, net from the sale and disposition of fixed assets in the first six months of 2003. This loss occurred primarily due to the sale and leaseback of certain manufacturing equipment and facilities entered into in 2003. In connection with these sale-leaseback transactions, the Company received $62.1 million of net proceeds which were used to pay down amounts outstanding under our revolving credit facility. The Company also received proceeds of approximately $5.9 million from the sale of certain facilities and equipment, and used these proceeds to pay down amounts outstanding under our revolving credit facility. The $0.5 million reduction in interest expense was due to lower total indebtedness overall, resulting from the recapitalization of the Company in June 2002.

     Net loss for the six months ended June 30, 2003 was $8.4 million as compared to a net loss of $26.1 million for the six months ended June 30, 2002. The results for the six months ended June 30, 2002 include a charge of $36.6 million for the cumulative effect on prior years of a change in recognition and measurement of goodwill impairment.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities for the six months ended June 30, 2003 was approximately $6.6 million as compared to cash used in operating activities of approximately $58.1 million for the comparable period a year ago. The primary reason for the difference of $64.7 million was due to the repurchase of $74.5 million of receivables as a result of exiting Metaldyne' accounts receivable securitization facility in June 2002, offset by a net increase in working capital of $10.6 million during the current year. Capital expenditures were $10.4 million for the six months ended June 30, 2003, as compared with $13.7 million for the comparable period in 2002.

     Our credit facility, as amended and restated on June 6, 2003, includes a $150 million revolving credit facility and a $335 million term loan facility. Up to $100 million of our revolving credit facility is available to be used and kept outstanding for one or more permitted acquisitions. The credit facility, as amended, also provides for an uncommitted $125 million incremental term loan facility for one or more permitted acquisitions. Our revolving credit balances fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the financial covenants in our credit facility. Our other important source of liquidity is our $125 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2003, the Company had no amounts outstanding under the accounts receivable facility and $61.6 million available, but not utilized. At June 30, 2003, the Company had $22.4 million of available cash and could incur up to $39.2 million of additional senior indebtedness under our revolving credit facility and/or accounts receivables facility to fund operations and up to $161.6 million to fund acquisitions, subject to certain limitations.

     Our amortization requirements of the term loan are: $0.8 million due each calendar quarter ending June 2003 through June 30, 2009, $159.0 million due on September 30, 2009 and $68.3 million due on December 31, 2009 in the final year of the seven and one-half year life of the term loan. If we secure commitments for and utilize our $125 million of incremental term loan capacity, it will likely mature after the term loan and be similarly back-ended in its amortization, although we cannot be certain.

     In the first quarter of 2003, the Company completed the acquisition of HammerBlow Acquisition Corp. ("HammerBlow") and Highland Group Industries ("Highland"). The Company made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $209.7 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of our senior subordinated notes, $30.0 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note payable, and the balance satisfied with borrowings under our revolving credit agreement and accounts receivable securitization facility.

     On May 9, 2003, the Company completed the acquisition of an automotive manufacturing business from Metaldyne for approximately $22.7 million on a debt-free basis. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2002 revenues of approximately $16.7 million.

     We have other cash commitments related to leases. We have engaged in a number of sale-leaseback transactions. In January 2002, we entered into sale-leaseback transactions with respect to nine real properties for gross proceeds of approximately $20.9 million, which were used to repay advances from Metaldyne. Metaldyne guaranteed all of the leases which resulted in the leases being accounted for as capital leases. In connection with the June 2002 transactions, Metaldyne was released from its guarantee. Letters of credit with a face amount of approximately $13.3 million were subsequently issued under our credit facility with respect to our obligations under these leasing transactions. As a result of the removal of the Metaldyne guarantee, we account for these lease transactions as operating leases and we eliminated the capitalized lease obligation and related capitalized lease assets previously recorded. Annualized rent expense related to these lease transactions is approximately $2.5 million. During the year ended December 31, 2002, we entered into operating leases for three additional facilities. Annual rent expense related to these lease transactions is approximately $1.5 million. During the fourth quarter we also entered into sale-leaseback transactions with respect to certain manufacturing equipment. We realized proceeds of approximately $5.7 million. Annual rent expense related to these transactions is approximately $0.9 million. In March 2003, the Company completed a sale and lease back of certain personal property that resulted in net cash proceeds of approximately $28.0 million. The proceeds were used to repay outstanding balances under the Company's revolving credit facility. Annual rent expense related to this lease transaction will approximate $4.4 million. In March, 2003 we also completed the sale and subsequent leaseback with respect to two real properties for gross proceeds of approximately $7.8 million. Annual rent expense related to these transactions will approximate $0.9 million. In June 2003, the Company completed another sale and subsequent lease back of certain personal property that resulted in net cash proceeds of approximately $25.9 million. The proceeds were used to reduce debt levels. Annual rent expense related to these lease transactions will approximate $4.0 million. In connection with the Fittings acquisition, we agreed to sublease from Metaldyne the facility where the acquired business is currently located. Annual rent expense related to this sublease is expected to be $0.2 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

     In addition to the foregoing contractual commitments, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We have agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees or allocable to current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate stipulated dollar value of the shares for which we are responsible that have vested or will vest, are as follows: $4.2 million on January 14, 2002, $7.6 million on January 14, 2003 and $8.5 million on January 14, 2004. To the extent that cash elections are not made, the employees will be entitled to retain their shares in Metaldyne, but we may decide at any time to work with Metaldyne to replace all or a portion of the restricted stock grants and related obligations at Metaldyne with new restricted stock grants and similar obligations.

     Based on our capital structure and the geographic areas in which we operate, we are subject to market risk due to changes in interest rates and fluctuations in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks.

     Our exposure to interest rate risk results from the floating rates on our $335.0 million senior term loan and our $150 million revolving credit facility, under which we had $332.9 million outstanding under the senior term loan and no amounts outstanding under the revolving credit facility at June 30, 2003. Borrowings under our credit facility bear interest, at various rates, as more fully described in Note 9 to the accompanying financial statements as of June 30, 2003. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for the term loan and revolving credit facility would change interest expense by $3.3 million annually.

     We conduct business in several locations throughout the world and are exposed to market risk from changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in such local currencies.

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

     The terms of our credit facility as amended and restated require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.25 to 1.00 at June 30, 2003. The permitted leverage ratio becomes more restrictive in future periods, declining to 4.75 to 1.00 at December 31, 2003, 4.00 to 1.00 at December 31, 2004 and 3.25 to 1.00 at
December 31, 2005 and thereafter. The Company was in compliance with its covenants at June 30, 2003.

     We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

OFF-BALANCE SHEET ARRANGEMENTS

     In connection with the transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125 million, to a third party multi-seller receivables funding company, or conduit. Upon sale of receivables, the Company retains a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2003 and subsequent years. At June 30, 2003, we had no amounts outstanding and $61.6 million available under the facility.

     The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it could materially adversely affect our liquidity.

CASH OBLIGATIONS

     Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 15 facilities and certain capital equipment, severance obligations related to our cost savings plans and our allocable share of certain compensation and benefit obligations due to Metaldyne. The following table summarizes our expected fixed cash obligations over various future periods related to these items.

                                                                      PAYMENTS DUE BY PERIODS (IN MILLIONS)
                                                          ---------------------------------------------------------------
                                                                       LESS THAN      1 - 3        4 - 5         AFTER

                                                            TOTAL      ONE YEAR       YEARS        YEARS        5 YEARS
                                                          ---------    ----------    --------    --------      ---------
Contractual cash obligations:
  Long-term debt.......................................... $ 779.2      $ 11.4       $  6.9       $  6.6        $ 754.3
  Lease obligations.......................................   130.9        13.4         29.9         21.0           66.6
  Restricted stock obligations............................     8.5         8.5          --           --             --
  Severance...............................................     8.3         3.5           .9          0.6            3.3
                                                           --------   ----------    --------     --------      ---------
Total contractual obligations............................. $ 926.9      $ 36.8       $ 37.7       $ 28.2        $ 824.2
                                                           ========   ==========    ========     ========      =========

     As of June 30, 2003, we are contingently liable for stand-by letters of credit totaling $23.7 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including certain operating leases and meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

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

     Pension and Postretirement Benefits Other than Pensions. Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

     Other Loss Reserves. We have numerous other loss exposures, such as environmental claims, product liability, litigation, realizability of deferred tax assets, and accounts receivable. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available, we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

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

ITEM 4. CONTROLS AND PROCEDURES


     (a) An evaluation was carried out by management with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended
          (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as described in (b) below, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

     (b) During the last fiscal quarter to which this report relates, we have initiated corrective actions to address two material control weaknesses previously disclosed that have materially improved and are reasonably likely to materially improve our internal control over financial reporting.

               The material weaknesses identified relate to internal accounting controls over: (1) the Company's closing, consolidation and financial monitoring processes, and; (2) use of standardized accounting policies and procedures appropriate to each business unit's activities. The corrective actions implemented include hiring additional financial management staff to: (1) implement closing and consolidation process improvements, including performance of additional monitoring activities and more timely preparation of account reconciliations; and
          (2) formally document and communicate the application and use of the Company's critical accounting policies and related procedures to appropriate business unit financial personnel.

                           PART II. OTHER INFORMATION
                               TRIMAS CORPORATION

ITEM 1. LEGAL PROCEEDINGS.

     A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. We estimate that we will have no share of the clean-up expense at this site. The plaintiffs had sought other relief such as reimbursement of response costs and injunctive relief from the defendants under CERCLA and other similar state law theories, but the consent decree governs the remedy. Additionally, we and approximately 60 other entities including the State were defendants in a toxic tort suit brought in the Superior Court of the State of California in May 1998 by various persons residing in the area of the site and seeking damages for alleged personal injuries claimed to arise from exposure to contaminants from the site. The Superior Court of the State of California has issued an order dismissing all plaintiffs in the action. A final judgment dismissing the matter without any recovery by plaintiffs was entered by the court on July 23, 2003. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up will not exceed $450,000, for which we have received insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

     As of August 6, 2003, we were a party to approximately 612 pending cases involving an aggregate of approximately 30,427 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that there may be excess insurance policies of former owners available to us that we are in the process of reconstructing, but such insurance may not be available. Based upon our experience to date and other available information, we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

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

     3. On May 9, 2003, we issued 250,000 shares of common stock to Heartland at a price of $20.00 per share or an aggregate amount of $5,000,000.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS:



                  Exhibit 4.1              Third Supplemental Indenture

                  Exhibit 10.1 Asset Purchase Agreement by and among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC, dated May 9, 2003

                  Exhibit 10.2 Fittings Facility Sublease by and between Metaldyne Company LLC and Fittings Products Co., LLC, dated May 9, 2003.

                  Exhibit 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

     On May 7, 2003, the Company filed a report on Form 8-K/A dated February 25, 2003, and filed Highland's audited financial statements as of December 31, 2002, and 2001 and for the three years then ended, and pro forma financial information for the required periods.

     The Company issued a report on Form 8-K dated June 20, 2003, announcing the appointment of KPMG LLP as the Company's independent accountants, and the dismissal of PricewaterhouseCoopers LLP, which had previously served in this capacity. The Company disclosed that in connection with its 2002 audit, PricewaterhouseCoopers LLP communicated to the Audit Committee and to management two material weaknesses in the Company's internal control systems relating to:
(1) the Company's closing, consolidation and financial monitoring processes, and
(2) the use of standardized policies and procedures appropriate to each business unit's activities. The Company also disclosed that and there were no other reportable events as defined in Regulation S-K Item 304(a)(1)(v) that PricewaterhouseCoopers LLP advised the Company of during the year ended December 31, 2002.

     The Company issued a report on Form 8-K/A dated June 20, 2003, disclosing that there were no other reportable events, as defined in Regulation S-K Item 304(a)(1)(v), that PricewaterhouseCoopers LLP advised the Company of during the year ended December 31, 2002 and through June 20, 2003.





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                TRIMAS CORPORATION
                                                 (REGISTRANT)

     DATE: August 14, 2003                      BY: /s/ Todd R. Peters
                                                   ---------------------------
                                                   Todd R. Peters
                                                   Chief Financial Officer and
                                                   Chief Accounting Officer