Form 10-Q
period 2003-09-30
TRIMAS CORP
filed 2003-11-12
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003

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

As of November 10, 2003, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

TriMas Corporation

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements contained in this report include general economic conditions in the markets in which we operate and industry-based and other factors more specific to us such as:

•	General Economic Conditions—our business depends upon general economic conditions and we serve some customers in highly cyclical industries.
•	Acquisition Strategy—if we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions including actions we have identified as providing cost-saving opportunities, our business strategy and financial condition and results would be negatively affected.
•	Labor Stoppages—we may be subject to work stoppages at our facilities or our customers may be subjected to work stoppages.
•	Product Liability and Warranty Claims—we may incur material losses and costs as a result of product liability and warranty claims, as well as legacy liability issues.
•	Environmental Matters—we may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
•	Raw Material and Other Costs—increases in our raw material, labor, or energy costs or the loss of a substantial number of our suppliers could adversely affect us.
•	Competition—we operate in competitive industries and may experience increased competition.
•	Changing Technology—our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques.
•	Dependence on Key Individuals and Relationships—we depend on the services of key individuals and relationships.
•	International Operations—a growing portion of our sales may be derived from international sources, which exposes us to certain risks.
•	Goodwill and Intangible Assets—we have significant goodwill and intangible assets, and future impairment could have a material negative impact on our financial condition and results.
•	Control by Principal Stockholder—we are controlled by Heartland Industrial Partners ("Heartland"), whose interests in our business may be different than those of our other investors.

•	Substantial Leverage and Debt Service—we have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations.
•	Substantial Restrictions and Covenants—restrictions in our credit facility and under the indenture governing our notes may impact our ability to implement certain operational and financial strategies.

We disclose important factors that could cause our actual results to differ materially from our expectations under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations and ability to make payments required under our debt agreements.

Part I. Financial Information

Item 1. Financial Statements

TriMas Corporation
Balance Sheets
September 30, 2003 and December 31, 2002
(unaudited — dollars in thousands)

	Consolidated September 30, 2003	Combined December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$10,780	$100,440
Receivables	136,010	97,960
Inventories	117,990	93,110
Deferred income taxes	18,740	18,400
Prepaid expenses and other current assets	10,900	9,830
Total current assets	294,420	319,740
Property and equipment, net	184,120	244,110
Goodwill	638,940	517,060
Other intangibles	354,070	286,270
Other assets	76,080	62,600
Total assets	$1,547,630	$1,429,780
Liabilities, Shareholders' Equity and Metaldyne Corporation Net Investment and Advances
Current liabilities:
Current maturities, long-term debt	$11,010	$2,990
Accounts payable	85,420	57,400
Accrued liabilities	82,890	64,010
Due to Metaldyne	8,270	9,960
Total current liabilities	187,590	134,360
Long-term debt	725,750	693,190
Deferred income taxes	194,520	157,950
Other long-term liabilities	22,540	31,080
Due to Metaldyne.	7,010	11,960
Total liabilities	1,137,410	1,028,540
Commitments and contingencies
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding 20,010,000 and 19,250,000 shares, respectively	200	190
Paid-in capital	396,510	387,500
Retained deficit.	(12,080)	(6,940)
Accumulated other comprehensive income.	25,590	7,300
Metaldyne Corporation net investment and advances	—	13,190
Total shareholders' equity and Metaldyne Corporation net investment and advances	410,220	401,240
Total liabilities, shareholders' equity and Metaldyne Corporation net investment and advances	$1,547,630	$1,429,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Combined Statement of Operations
For the Three and Nine Months Ended
September 30, 2003 and September 29, 2002
(Unaudited — in thousands, except for per share amounts)

	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Net sales	$235,990	$185,750	$704,110	$586,740
Cost of sales	(176,110)	(147,820)	(529,340)	(438,640)
Gross profit	59,880	37,930	174,770	148,100
Selling, general and administrative expenses	(38,210)	(30,280)	(113,550)	(86,770)
Operating profit	21,670	7,650	61,220	61,330
Other income (expense), net:
Interest expense	(16,970)	(13,290)	(50,120)	(46,940)
Other, net	(40)	(470)	(17,910)	(4,190)
Other expense, net	(17,010)	(13,760)	(68,030)	(51,130)
Income (loss) before income tax (expense) credit and cumulative effect of change in accounting principle	4,660	(6,110)	(6,810)	10,200
Income tax (expense) benefit	(990)	2,070	2,040	(3,710)
Income (loss) before cumulative effect of change in accounting principle	3,670	(4,040)	(4,770)	6,490
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	(36,630)
Net income (loss)	$3,670	$(4,040)	$(4,770)	$(30,140)
Basic earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.18	$(0.21)	$(0.24)	N/A
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	N/A
Net income (loss) attributable to common stock	$0.18	$(0.21)	$(0.24)	N/A
Diluted earnings (loss) per share:
Before cumulative effect of change in accounting principle	$0.18	$(0.21)	$(0.24)	N/A
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	N/A
Net income (loss) attributable to common stock	$0.18	$(0.21)	$(0.24)	N/A

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Combined Statement of Cash Flows
For the Nine Months Ended
September 30, 2003 and September 29, 2002
(Unaudited — in thousands)

	Nine Months Ended September
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(4,770)	$(30,140)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of impact of acquisitions:
Cumulative effect of accounting change	—	36,630
Net loss on sales of fixed assets	18,210	—
Provision for inventory write-down	—	8,500
Depreciation and amortization	34,200	32,030
Legacy stock award expense	3,700	1,190
Amortization of debt issue costs	3,020	1,160
Net proceeds from accounts receivable securitization	—	14,560
Repurchase of securitized accounts receivable from Metaldyne	—	(74,540)
Payment to Metaldyne to fund contractual liabilities	(4,780)	(11,640)
Increase in receivables	(14,160)	(15,600)
Decrease in inventories	4,070	3,310
Increase in prepaid expenses and other assets	(16,250)	(1,060)
Increase in accounts payable and accrued liabilities	11,380	15,580
Other, net	440	(120)
Net cash provided by (used for) operating activities, net of acquisition impact	35,060	(20,140)
Cash Flows from Investing Activities:
Capital expenditures	(18,380)	(20,550)
Proceeds from sales of fixed assets	76,180	—
Acquisition of businesses, net of cash acquired	(205,770)	(1,920)
Other, net	—	(60)
Net cash used for investing activities	(147,970)	(22,530)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	35,200	259,730
Repurchase of common stock	(20,000)	—
Proceeds from senior credit facility	75,000	260,000
Repayments of borrowings on senior credit facility	(41,880)	—
Proceeds from borrowings on revolving credit facility	344,000	—
Repayments of borrowings on revolving credit facility	(344,000)	—
Debt issuance costs	(2,150)	(28,600)
Increase (decrease) in Metaldyne Corporation net investment and advances	(22,710)	15,900
Payments on notes payable	(680)	—
Issuance of note payable	470	—
Issuance of senior subordinated debentures	—	350,000
Repayment of bank debt attributed from Metaldyne	—	(440,760)
Dividend to Metaldyne	—	(338,080)
Net cash provided by financing activities	23,250	78,190
Cash and Cash Equivalents:
Increase (decrease) for the period	(89,660)	35,520
At beginning of period	100,440	3,780
At end of period	$10,780	$39,300

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity and
Metaldyne Corporation Net Investment and Advances
For the Nine Months Ended September 30, 2003
(Unaudited — in thousands)

	Metaldyne Corporation Net Investment and Advances	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total
Combined Balances, December 31, 2002	$13,190	$190	$387,500	$(6,940)	$7,300	$401,240
Comprehensive income (loss):
Net income (loss)	370	—	—	(5,140)	—	(4,770)
Foreign currency translation	—	—	—	—	18,290	18,290
Total comprehensive income (loss)	370	—	—	(5,140)	18,290	13,520
Net proceeds from issuance of common stock	—	20	35,180	—	—	35,200
Repurchase of common stock	—	(10)	(19,990)			(20,000)
Net change in Metaldyne Corporation net investment and advances	2,660	—	—	—	—	2,660
Payment to Metaldyne Corporation to acquire fasteners business	(22,710)	—	—	—	—	(22,710)
Excess of amount paid for fasteners business over net assets acquired	6,490	—	(6,490)	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	310	—	—	310
Consolidated Balances, September 30, 2003	$—	$200	$396,510	$(12,080)	$25,590	$410,220

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Notes to Finanical Statements
(Unaudited)

1.    Basis of Presentation

TriMas Corporation ("TriMas" or the "Company"), through its subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in four business segments with diverse products and market channels. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers and retail outlets. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. The Fastening Systems group produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners used in automotive and industrial applications, and highly engineered specialty fasteners for the global aerospace industry. The Industrial Specialties group produces flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products; high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases; metallic and nonmetallic industrial gaskets; specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches; specialty engines and service parts; and specialty ordnance components and weapon systems.

On May 9, 2003, the Company acquired a fasteners manufacturing business ("Fittings") from Metaldyne Corporation ("Metaldyne") for approximately $22.7 million on a debt free basis. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2002 revenues of approximately $16.7 million. Because the Company and Metaldyne are under common control, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results from prior periods have been restated to include the financial results of Fittings. Additional adjustments to paid-in-capital may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction date.

Prior to June 6, 2002, and the common stock issuance related to financing transactions discussed in Note 2, the accompanying financial statements represented the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne which comprised TriMas. The combined financial statements include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company.

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

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

2.    Recapitalization

On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15 million. At September 30, 2003, this warrant had not been exercised. The common stock and warrants were valued based upon the cash equity investment made by Heartland and the other investors. At September 30, 2003, Metaldyne owned 25.5% of the Company's common stock on a fully diluted basis.

Because the Company and Metaldyne are under common control, the June 6, 2002 and related transactions were accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction closing date.

3.    Acquisitions

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow. The total consideration paid was $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and is payable in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

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

The acquisitions of HammerBlow and Highland are included as part of the business unit operations of Cequent Transportation Accessories and provide additional opportunities to leverage new product extensions and innovations in our towing and trailer products businesses with customers in new markets through enhanced brand awareness and distribution, particularly in the end consumer retail channel.

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The Company is in the process of finalizing third-party valuations of certain intangible assets and determining costs of restructuring plans associated with these businesses. The allocation of the purchase price is subject to refinement of these estimates and consists of the following:

(in thousands)	HammerBlow	Highland	Total
Current assets	$35,420	$18,770	$54,190
Property and equipment	22,190	5,980	28,170
Other intangible assets	54,290	24,700	78,990
Goodwill	73,220	35,900	109,120
Deferred taxes and other	2,380	1,280	3,660
Total assets acquired	187,500	86,630	274,130
Current liabilities	21,780	3,140	24,920
Deferred tax liabilities	20,470	9,950	30,420
Total liabilities assumed	42,250	13,090	55,340
Net assets acquired	$145,250	$73,540	$218,790

The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, of which approximately $1.7 million and $2.3 million of this amount was included in cost of sales during the quarters ended June 30, 2003 and March 30, 2003, respectively. Based on preliminary estimates, of the $79.0 million of acquired other intangible assets, $40.9 million was assigned to Customer Relationships with a useful life of 15 years, $34.6 million was assigned to Trademarks with a useful life of 40 years and the remaining $3.5 million was assigned to Technology and Other with useful lives ranging from 7 - 10 years. The $109.1 million of goodwill is assigned to the Cequent Transportation Accessories segment.

The results of these acquisitions are included in the Company's September 30, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the acquisition of Tekonsha and SurePull occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003 and 2002, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it is not a recurring expense.

	Nine Months Ended September
(in thousands)	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$704,110	$720,530	$586,740	$709,690
Operating profit	61,220	66,000	61,330	75,520
Income (loss) before cumulative effect of accounting change	(4,770)	(2,530)	6,490	13,390
Net loss	$(4,770)	$(2,530)	$(30,140)	$(23,240)

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

(in thousands)	Cequent Transportation Accessories	Rieke Packaging Systems	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2002	$226,600	$165,230	$54,730	$70,500	$517,060
Goodwill from acquisitions	109,910	—	—	750	110,660
Foreign currency translation and other	6,580	3,800	230	610	11,220
Balance, September 30, 2003	$343,090	$169,030	$54,960	$71,860	$638,940

The gross carrying amounts and accumulated amortization for the Company's acquired other intangible assets as of September 30, 2003 and December 31, 2002 are summarized below. The Company amortizes these assets over periods ranging from 5 to 40 years.

(in thousands)	As of September 30, 2003		As of December 31, 2002
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	242,200	(24,740)	200,080	(16,880)
Trademark/Trade names	89,390	(4,380)	54,390	(2,830)
Technology and other	64,650	(13,050)	60,690	(9,180)
	$396,240	$(42,170)	$315,160	$(28,890)

Amortization expense related to intangibles was approximately $13.3 million and $10.6 million for the nine months ended September 30, 2003 and 2002, respectively, and is included in cost of sales in the accompanying statement of operations. Estimated amortization expense for the next five fiscal years beginning after December 31, 2002 is as follows: 2003 — $17.8 million; 2004 — $18.2 million; 2005 — $18.1 million; 2006 — $16.7 million; and 2007 — $15.9 million.

5.    Restructurings

As more fully described below, the Company has adopted the following restructuring plans at certain of its business units during 2003.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems group and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. This action will result in the elimination of approximately 100 positions, of which approximately 50 have been eliminated as of September 30, 2003. The plan is expected to be completed in 2004. The Company has recorded charges of approximately $2.9 million related to the consolidation, of which approximately $0.9 million relates to the curtailment of a defined benefit pension plan for certain union-hourly employees and $2.0 million relates to a reserve for severance obligations. As of September 30, 2003, severance costs of approximately $0.6 million had been charged against this portion of the reserve.

Also during the second quarter of 2003, the Company's Industrial Specialties Group adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the group will rationalize the back office general and administrative support within certain of its branch service centers. These actions will result in the elimination of approximately 70 positions, of which approximately 40 have been eliminated as of September 30, 2003. The plan is expected to be completed in 2004. The Company has established a reserve for severance obligations of approximately

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

$1.0 million in connection with this plan. As of September 30, 2003, costs of approximately $0.3 million had been charged against this reserve.

During the first quarter of 2003, the Company established a preliminary estimate of $5.2 million in restructuring costs associated with its acquisitions of HammerBlow and Highland, of which approximately $1.4 million related to facility closure costs and $3.8 million related to severance obligations. As of September 30, 2003, costs of approximately $0.3 million had been charged against this reserve.

In addition to the new restructuring plans in 2003, the Company continues implementation activities of its restructuring plan adopted in connection with the acquisition of Metaldyne by Heartland in November 2000. In connection with this November 2000 restructuring plan, approximately 580 jobs were to be eliminated as a result of these restructuring actions. Approximately 410, 60 and 100 have been eliminated in the Cequent Transportation Accessories, Rieke Packaging Systems and Fastening Systems groups, respectively, as of September 30, 2003, and the Company expects the remaining actions to be completed in 2004. The following table summarizes the current activity in connection with the November 2000 plan.

(in thousands)	Severance	Closure Costs	Total
Reserve at December 31, 2002	$4,590	$2,480	$7,070
Cash	(2,830)	(670)	(3,500)
Non-cash	—	—	—
Reserve at September 30, 2003	$1,760	$1,810	$3,570

6.    Accounts Receivable Securitization

As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations. Prior to June 2002, TriMas sold certain of its accounts receivable to MTSPC, Inc. ("MTSPC"), a wholly-owned subsidiary of Metaldyne. TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125 million to a third party multi-seller receivables funding company. The net proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.1 million and $0.9 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003 and December 31, 2002, no receivables were sold under this arrangement and the Company had $51.1 million available but not utilized as of the balance sheet date. The discount rate at September 30, 2003 was 2.1%. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

7.    Inventories

Inventories consist of following components:

(in thousands)	September 30, 2003	December 31, 2002
Finished goods	$59,870	$51,160
Work in process	19,730	13,460
Raw materials	38,390	28,490
Total inventories	$117,990	$93,110

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

8.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	September 30, 2003	December 31, 2002
Land and land improvements	$5,240	$8,810
Buildings	58,240	46,100
Machinery and equipment	177,620	237,180
	241,100	292,090
Less: Accumulated depreciation	56,980	47,980
Property and equipment, net	$184,120	$244,110

9.    Long-Term Debt

The Company's long-term debt at September 30, 2003, net of the unamortized discount of $2.5 million and unamortized premium of $0.8 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	September 30, 2003	December 31, 2002
Senior term loan	$292,500	$259,375
9 7/8% senior subordinated notes, due June 2012 ("Notes")	436,040	435,975
Other	8,220	830
	736,760	696,180
Less: Current maturities	11,010	2,990
Long-term debt	$725,750	$693,190

On June 6, 2003, the Company amended and restated its credit facility ("Credit Facility") to modify certain financial covenants, increase the term loan facility from $260 million to $335 million and reduce the incremental term loan capacity by $75 million to $125 million. The Credit Facility, as amended, provides for this uncommitted $125 million incremental term loan facility for one or more permitted acquisitions. In connection with the amendment and restatement, the Company capitalized debt issuance costs of approximately $1.9 million, which will be amortized using the interest method over the life of the Credit Facility.

The amended and restated Credit Facility consists of a $335 million senior term loan which matures December 31, 2009 and is payable in quarterly installments of $0.7 million. The Credit Facility also includes a senior revolving credit facility with a total principal commitment of $150 million, including up to $100 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40 million in aggregate, against revolving credit facility commitments. The Company had letters of credit of approximately $25.2 million and $23.5 million issued and outstanding at September 30, 2003 and December 31, 2002, respectively.

Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's leverage ratio, as defined, and is 2.25% on base rate loans and 3.25% on Eurodollar loans at September 30, 2003. The effective interest rate on Credit Facility borrowings was 4.47% at September 30, 2003 and 4.44% at December 31, 2002.

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2003.

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2003, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $33.0 million and $2.2 million for the nine months ended September 30, 2003 and 2002, respectively. For the period from January 1, 2002 to June 6, 2002, interest expense allocated to TriMas was paid by Metaldyne.

10.    Leases

TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense totaled approximately $11.9 million and $5.4 million in the nine months ended September 30, 2003 and 2002, respectively.

In each of the first three quarters of 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain of its machinery and equipment and facilities. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $8.4 million. The Company has a fifteen year lease term with respect to its leaseback of three facilities which require annual lease payments of approximately $1.7 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving credit facility. In connection with these sale-leaseback transactions, the Company recognized losses in the first and second quarters of 2003 of approximately $18.1 million and a deferred gain of approximately $4.6 million in the third quarter of 2003. The losses are included in other, net in the accompanying statement of operations while the deferred gain is included in other long-term liabilities in the accompanying balance sheet.

11.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of the Company, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree was entered into by the plaintiffs and the defendants, including the Company's subsidiary, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs.

Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

more than 180 defendants, including a subsidiary of the Company, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of defendants, including TriMas, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that the Company's share of the clean-up will not exceed $500,000, for which the Company has received insurance proceeds.

As of November 3, 2003, the Company is party to approximately 691 pending cases involving approximately 31,233 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The Company manufactured three types of gaskets and has ceased the use of asbestos in its products. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products and also had distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. The Company does not have significant primary insurance to cover its settlement and defense costs. The Company believes that significant coverage under excess insurance policies of former owners is available, but the Company is in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, the Company may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors.

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

In connection with the June 6, 2002 transactions, TriMas assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. The amount of these liabilities and obligations were

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

$15.3 million and $21.9 million as of September 30, 2003 and December 31, 2002, respectively. These amounts are payable at various dates over the next two years and are included in Due to Metaldyne in the accompanying consolidated balance sheets.

In April 2003, TriMas repurchased one million shares of its common stock from Metaldyne at $20 per share, the same price as it was valued on June 6, 2002.

For 2003, the Company is also party to a corporate services agreement with Metaldyne. Under the terms of the agreement, TriMas pays Metaldyne a service fee of $2.5 million in exchange for human resources, information technology, internal audit, tax, legal and other general corporate services and remittance of certain third-party charges on TriMas' behalf.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the nine months ended September 30, 2003, the Company incurred $3.4 million in connection with this agreement and this amount is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

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

Cequent Transportation Accessories — Vehicle hitches and receivers, sway controls, weight distribution and fifth wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories.

Rieke Packaging Systems — Closures and dispensing systems for steel and plastic industrial and consumer packaging applications.

Fastening Systems — Large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners, specialized fittings and cold-headed parts used in automotive and industrial applications, and highly engineered specialty fasteners for the domestic and international aerospace industry.

Industrial Specialties — Flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems.

The Company uses Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") as an indicator of operating performance and as a measure of cash generating capability. EBITDA is

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

one of the primary measures used by management to evaluate performance. Legacy stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland which will be fully paid in January 2004.

Segment activity is as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2003	September 29, 2002	September 30, 2003	September 29, 2002
Net Sales
Cequent Transportation Accessories	$118,460	$72,930	$343,310	$236,160
Rieke Packaging Systems	28,780	27,550	92,140	82,230
Fastening Systems	34,310	36,160	105,810	113,320
Industrial Specialties	54,440	49,110	162,850	155,030
Total	$235,990	$185,750	$704,110	$586,740

Operating Profit
Cequent Transportation Accessories	$14,960	$9,010	$38,040	$35,000
Rieke Packaging Systems	6,720	6,490	23,050	21,320
Fastening Systems	1,200	(5,440)	1,680	680
Industrial Specialties	6,000	2,280	17,630	15,290
Corporate expenses and management fees	(6,000)	(3,550)	(15,480)	(8,100)
Legacy stock award expense	(1,210)	(1,140)	(3,700)	(2,860)
Total	$21,670	$7,650	$61,220	$61,330

EBITDA
Cequent Transportation Accessories	$19,910	$11,080	$52,010	$44,600
Rieke Packaging Systems	8,880	8,510	29,710	28,130
Fastening Systems	3,420	(2,770)	8,610	9,100
Industrial Specialties	7,950	5,950	23,990	22,490
Corporate expenses and management fees	(5,940)	(4,060)	(15,200)	(8,100)
Legacy stock award expense	(1,210)	(1,140)	(3,700)	(2,860)
Total	$33,010	$17,570	$95,420	$93,360

14.    Stock Options

In September 2003, the Compensation Committee of the Company's Board of Directors approved the form of the stock option agreements and the list of individuals eligible to receive certain grants under the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,220,000 stock options have been approved for issuance under this Plan. As of September 30, 2003, the Company has 1,778,361 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and an exercise price of $20. Eighty percent of the options vest ratably over three years, while the remaining twenty percent vest based upon certain earnings targets, as defined in the Plan.

During 2001, certain TriMas employees were granted a total of 336,763 Metaldyne stock options under the Metaldyne Long Term Equity Incentive Plan. Of this amount, 81,640 options vested while the remaining 255,123 options were canceled in connection with the June 6, 2002 transactions. In

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

connection with the June 6, 2002 stock purchase agreement, each vested Metaldyne option was to be converted into one option to purchase TriMas common stock. As of September 30, 2003, all 81,640 Metaldyne stock options issued to TriMas employees have been converted into TriMas stock options under the Plan.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. Accordingly, no stock option compensation expense is included in the determination of net income in the combined statement of operations. The weighted average fair value on the measurement date for the options was $2.25. Had stock option compensation expense been determined pursuant to the methodology of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company would have recorded an after-tax compensation charge of approximately $0.7 million in the quarter ended September 30, 2003.

The fair value of the options was estimated at the measurement date using the minimum value method, and assumed no dividends or volatility, a risk-free interest rate of 3.0% and an expected option life of 4 years.

The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands, except for per share amounts)	Three Months Ended September		Nine Months Ended September
	2003	2002	2003	2002
Net income (loss) attributed to common stock, as reported	$3,670	$(4,040)	$(4,770)	$(30,140)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(740)	—	(740)	—
Pro-forma net income (loss) attributed to common stock	$2,930	$(4,040)	$(5,510)	$(30,140)

Income (loss) per share:
Basic, as reported	$0.18	$(0.21)	$(0.24)	N/A
Basic, pro-forma for stock-based compensation	$0.15	$(0.21)	$(0.28)	N/A
Diluted, as reported	$0.18	$(0.21)	$(0.24)	N/A
Diluted, pro-forma for stock-based compensation	$0.15	$(0.21)	$(0.28)	N/A

15.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." The Company has calculated basic and diluted earnings per share for all periods presented except for the nine months ended September 30, 2002, during which time the Company was a division of Metaldyne for more than five months. The weighted-average number of shares outstanding was 20.0 million, 19.3 million and 20.0 million for the three months ended September 30, 2003 and September 29, 2002 and the nine months ended September 30, 2003, respectively. All 1,778,361 stock options and 750,000 common stock warrants have been excluded from the earnings per share calculations as they would have been antidilutive.

16.    Impact of Newly Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51."

TriMas Corporation

Notes to Finanical Statements  (continued)
(Unaudited)

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

In May 2003, the FASB SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance for how a company should classify and measure certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for any qualifying financial instruments issued after May 31, 2003 and becomes effective for such pre-existing financial instruments in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial condition or results of operations.

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

Prior to June 6, 2002, the Parent held equity investments directly in certain of the Company's wholly-owned Non-Guarantor Subsidiaries, and equity in these investees is included in the Parent column of the accompanying condensed combining financial information for all periods presented. Subsequent to June 6, 2002, all investments in non-domestic subsidiaries are held directly at TriMas Company LLC, a wholly-owned subsidiary of TriMas Corporation and Guarantor Subsidiaries, and equity in non-domestic subsidiary investees for all periods subsequent to June 30, 2002 is included in the Guarantor column of the accompanying consolidating financial information. In addition, the results of Fittings are included with the results of the Guarantor Subsidiaries for each of the periods in which supplemental guarantor financial information is presented.

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,740	$4,040	$—	$10,780
Receivables, trade	—	86,600	119,700	(70,290)	136,010
Receivables, intercompany	—	5,330	9,060	(14,390)	—
Inventories	—	101,470	16,520	—	117,990
Deferred income taxes	—	18,470	270	—	18,740
Prepaid expenses and other current assets	—	8,750	2,150	—	10,900
Total current assets	—	227,360	151,740	(84,680)	294,420
Investments in subsidiaries	872,970	193,320	(30)	(1,066,260)	—
Property and equipment, net	—	143,630	40,490	—	184,120
Excess of cost over net assets of acquired companies	—	538,110	100,830	—	638,940
Other intangibles	—	341,050	13,020	—	354,070
Other assets	29,830	44,600	5,630	(3,980)	76,080
Total assets	$902,800	$1,488,070	$311,680	$(1,154,920)	$1,547,630

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$11,010	$—	$—	$11,010
Accounts payable, trade	—	71,020	18,380	(3,980)	85,420
Accounts payable, intercompany	—	12,420	1,970	(14,390)	—
Accrued liabilities	13,080	59,890	9,920	—	82,890
Due to Metaldyne	—	8,270	—	—	8,270
Total current liabilities	13,080	162,610	30,270	(18,370)	187,590

Long-term debt	436,040	289,710	70,290	(70,290)	725,750
Deferred income taxes	—	182,160	12,360	—	194,520
Other long-term liabilities	—	22,080	460	—	22,540
Due to Metaldyne.	—	7,010	—	—	7,010
Total liabilities	449,120	663,570	113,380	(88,660)	1,137,410
Total shareholders' equity	453,680	824,500	198,300	(1,066,260)	410,220
Total liabilities and shareholders' equity	$902,800	$1,488,070	$311,680	$(1,154,920)	$1,547,630

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Combining Balance Sheet
(in thousands)

	As of December 31, 2002 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Assets
Current assets:
Cash and cash equivalents	$—	$86,570	$13,870	$—	$100,440
Receivables, trade	60	80,140	17,760	—	97,960
Receivables, intercompany	—	6,030	6,120	(12,150)	—
Inventories	—	81,420	11,690	—	93,110
Deferred income taxes	—	18,400	—	—	18,400
Prepaid expenses and other current assets	—	8,920	910	—	9,830
Total current assets	60	281,480	50,350	(12,150)	319,740

Investment in subsidiaries	808,620	128,830	—	(937,450)	—
Property and equipment, net	—	213,250	30,860	—	244,110
Excess of cost over net assets of acquired companies	—	442,810	74,250	—	517,060
Other intangibles and other assets	17,710	327,930	3,230	—	348,870
Total assets	$826,390	$1,394,300	$158,690	$(949,600)	$1,429,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	440	43,010	13,950	—	57,400
Accounts payable, intercompany	—	6,120	6,030	(12,150)	—
Accrued liabilities	1,950	57,840	4,220	—	64,010
Due to Metaldyne	—	9,960	—	—	9,960
Total current liabilities	2,390	119,920	24,200	(12,150)	134,360

Long-term debt	435,950	257,240	—	—	693,190
Deferred income taxes	—	152,590	5,360	—	157,950
Other long-term liabilities	—	30,780	300	—	31,080
Due to Metaldyne	—	11,960	—	—	11,960
Total liabilities	438,340	572,490	29,860	(12,150)	1,028,540
Total shareholders' equity	388,050	821,810	128,830	(937,450)	401,240
Total liabilities and shareholders' equity	$826,390	$1,394,300	$158,690	$(949,600)	$1,429,780

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Operations
(in thousands)

	For The Three Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Net sales	$—	$192,350	$45,400	$(1,760)	$235,990
Cost of sales	—	(145,440)	(32,430)	1,760	(176,110)
Gross profit	—	46,910	12,970	—	59,880

Selling, general and administrative expenses	—	(32,310)	(5,900)	—	(38,210)
Operating profit	—	14,600	7,070	—	21,670

Other income (expense), net:
Interest expense	(11,690)	(5,070)	(210)	—	(16,970)
Other, net	—	60	(100)	—	(40)

Income (loss) before income taxes (credit) and equity in net income (loss) of subsidiaries	(11,690)	9,590	6,760	—	4,660
Income taxes (expense) credit	12,700	(11,470)	(2,220)	—	(990)
Equity in net income (loss) of subsidiaries	2,720	4,550	—	(7,270)	—

Income (loss) before cumulative effect of change in accounting principle	3,730	2,670	4,540	(7,270)	3,670
Cumulative effect of change in accounting principle	—	—	—	—	—
Net income (loss)	$3,730	$2,670	$4,540	$(7,270)	$3,670

	For the Three Months Ended September 29, 2002 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Net sales	$—	$165,940	$23,790	$(3,980)	$185,750
Cost of sales	—	(133,840)	(17,960)	3,980	(147,820)
Gross profit	—	32,100	5,830	—	37,930

Selling, general and administrative expenses	(300)	(28,230)	(1,750)	—	(30,280)
Operating profit (loss)	(300)	3,870	4,080	—	7,650

Other income (expense), net:
Interest expense	(9,200)	(3,710)	(380)	—	(13,290)
Other, net	(10)	(1,040)	580	—	(470)

Income (loss) before income tax (expense) credit and equity in net income of subsidiaries	(9,510)	(880)	4,280	—	(6,110)
Income tax (expense) credit	3,090	580	(1,600)	—	2,070
Equity in net income (loss) of subsidiaries	2,260	3,020	—	(5,280)	—

Income (loss) before cumulative effect of change in accounting principle	(4,160)	2,720	2,680	(5,280)	(4,040)
Cumulative effect of change in accounting principle.	—	—	—	—	—
Net income (loss)	$(4,160)	$2,720	$2,680	$(5,280)	$(4,040)

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Operations
(in thousands)

	For the Nine Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Net sales	$—	$589,040	$129,000	$(13,930)	$704,110
Cost of sales	—	(451,290)	(91,980)	13,930	(529,340)
Gross profit	—	137,750	37,020	—	174,770

Selling, general and administrative expenses	—	(96,200)	(17,350)	—	(113,550)
Operating profit	—	41,550	19,670	—	61,220

Other income (expense), net:
Interest expense	(35,110)	(13,980)	(1,030)	—	(50,120)
Other, net	—	(16,570)	(1,340)	—	(17,910)

Income (loss) before income tax (expense) credit and equity in net income of subsidiaries	(35,110)	11,000	17,300	—	(6,810)
Income tax (expense) credit	12,700	(3,980)	(6,680)	—	2,040
Equity in net income (loss) of subsidiaries	17,330	10,630	—	(27,960)	—

Income (loss) before cumulative effect of change in accounting principle	(5,080)	17,650	10,620	(27,960)	(4,770)
Cumulative effect of change in accounting principle	—	—	—	—	—
Net income (loss)	$(5,080)	$17,650	$10,620	$(27,960)	$(4,770)

	For the Nine Months Ended September 29, 2002 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Net sales	$—	$522,710	$76,730	$(12,700)	$586,740
Cost of sales	—	(397,480)	(53,860)	12,700	(438,640)
Gross profit	—	125,230	22,870	—	148,100

Selling, general and administrative expenses	(300)	(77,030)	(9,440)	—	(86,770)
Operating profit (loss)	(300)	48,200	13,430	—	61,330

Other income (expense), net:
Interest expense	(11,780)	(34,780)	(380)	—	(46,940)
Other, net	(10)	(3,200)	(980)	—	(4,190)

Income (loss) before income taxes (credit) and equity in net income (loss) of subsidiaries	(12,090)	10,220	12,070	—	10,200
Income taxes (expense) credit	4,020	(3,330)	(4,400)	—	(3,710)
Equity in net income (loss) of subsidiaries	(22,820)	6,960	—	15,860	—

Income (loss) before cumulative effect of change in accounting principle	(30,890)	13,850	7,670	15,860	6,490
Cumulative effect of change in accounting principle	—	(36,630)	—	—	(36,630)
Net income (loss)	$(30,890)	$(22,780)	$7,670	$15,860	$(30,140)

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Cash Flows
(in thousands)

	For the Nine Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$2,150	$4,610	$28,300	$—	$35,060
Cash Flows from Investing Activities:
Capital expenditures	—	(15,490)	(2,890)	—	(18,380)
Proceeds from sales of fixed assets	—	76,180	—	—	76,180
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)
Other, net	—	—	—	—	—
Net cash used for investing activities	—	(114,110)	(33,860)	—	(147,970)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	35,200	—	—	35,200
Repurchase of common stock	—	(20,000)	—	—	(20,000)
Proceeds from senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(41,880)	—	—	(41,880)
Proceeds from borrowings on revolving credit facility	—	344,000	—	—	344,000
Repayments of borrowings on revolving credit facility	—	(344,000)	—	—	(344,000)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	(22,710)	—	—	(22,710)
Payments on notes payable	—	(680)	—	—	(680)
Issuance of note payable	—	470	—	—	470
Intercompany transfers (to) from subsidiaries	—	4,270	(4,270)	—	—

Net cash provided by (used for) financing activities	$(2,150)	$29,670	$(4,270)	$—	$23,250

Cash and Cash Equivalents:
Decrease for the period	—	(79,830)	(9,830)	—	(89,660)
At beginning of period	—	86,570	13,870	—	100,440
At end of period	$—	$6,740	$4,040	$—	$10,780

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Cash Flows
(in thousands)

	For the Nine Months Ended September 29, 2002 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by (used in) operating activities, net of acquisition impact	$4,030	$(34,900)	$10,730	$—	$(20,140)

Cash Flows from Investing Activities:
Capital expenditures	—	(16,950)	(3,600)	—	(20,550)
Proceeds from sales of fixed assets	—	—	—	—	—
Acquisition of businesses, net of cash acquired		(1,920)	—	—	(1,920)
Other, Net	—	(130)	70	—	(60)
Net cash used for investing activities	—	(19,000)	(3,530)	—	(22,530)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	259,730	—	—	—	259,730
Repurchase of common stock	—	—	—	—	—
Proceeds from senior credit facility	—	260,000	—	—	260,000
Debt issuance costs	(15,450)	(13,150)	—	—	(28,600)
Issuance of senior subordinated debentures	350,000	—	—	—	350,000
Increase (decrease) in Metaldyne Corporation net investment and advances	560	11,680	3,660	—	15,900
Repayment of bank debt attributed from Metaldyne	—	(440,760)	—	—	(440,760)
Dividends to Metaldyne	(338,080)	—	—	—	(338,080)
Intercompany transfers (to) from subsidiaries	(260,790)	260,790	—	—	—
Net cash provided by (used for) financing activities	$(4,030)	$78,560	$3,660	$—	$78,190

Cash and Cash Equivalents:
Increase for the period	—	24,660	10,860	—	35,520
At beginning of period	—	1,940	1,840	—	3,780
At end of period	$—	$26,600	$12,700	$—	$39,300

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. Effective January 1, 2003, TriMas reorganized its business operations and formed a Fastening Systems segment consisting of our industrial fasteners businesses that were previously part of Industrial Specialties. As a result, prior period financial information has been reclassified to conform to this presentation. We have four operating groups or segments: Cequent Transportation Accessories, Rieke Packaging Systems, Fastening Systems and Industrial Specialties.

Segment Information

The following table summarizes financial information of our four operating segments.

Supplemental Financial Analysis

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 29, 2002	September 30, 2003	September 29, 2002
	(in thousands)		(in thousands)
Net Sales:
Cequent Transportation Accessories	$118,460	$72,930	$343,310	$236,160
Rieke Packaging Systems	28,780	27,550	92,140	82,230
Fastening Systems	34,310	36,160	105,810	113,320
Industrial Specialties	54,440	49,110	162,850	155,030
Total	$235,990	$185,750	$704,110	$586,740
Operating Profit:
Cequent Transportation Accessories	$14,960	$9,010	$38,040	$35,000
Rieke Packaging Systems	6,720	6,490	23,050	21,320
Fastening Systems	1,200	(5,440)	1,680	680
Industrial Specialties	6,000	2,280	17,630	15,290
Management fee and other corporate expenses	(6,000)	(3,550)	(15,480)	(8,100)
Legacy stock award expense (1)	(1,210)	(1,140)	(3,700)	(2,860)
Total	$21,670	$7,650	$61,220	$61,330
Capital Expenditures:
Cequent Transportation Accessories	$2,010	$2,630	$5,140	$5,370
Rieke Packaging Systems	2,220	2,300	6,550	8,170
Fastening Systems	1,980	1,200	3,790	4,220
Industrial Specialties	1,540	710	2,610	2,790
Corporate	220	—	290	—
Total	$7,970	$6,840	$18,380	$20,550

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 29, 2002

Including $44.2 million in sales from the HammerBlow and Highland entities acquired during 2003, net sales for the three months ended September 30, 2003 increased approximately 27.1% compared to the same period of the prior year. Excluding the impact of these acquisitions, the Company's net sales increased $6.1 million or 3.3%. Net sales within Cequent Transportation Accessories increased $45.5 million or 62.4%. Of this amount, $44.2 million was due to the impact of the aforementioned acquisitions of HammerBlow and Highland. Excluding the impact of these acquisitions, sales in Cequent's legacy business increased 1.9% due to improved delivery performance and market conditions . Net sales of Rieke Packaging Systems increased $1.2 million or 4.5% primarily due to the benefit of new product sales, although year over year sales growth in the quarter slowed compared to the first half of 2003. Overall, net sales of Fastening Systems decreased 5.1%, as stronger market demand for our aerospace fasteners was more than offset by continued weakness in demand for our industrial fastener products in general distribution channels. Net sales within Industrial Specialties increased $5.3 million or 10.9%, compared to the prior year. This increase in sales was attributed to improved demand for our products in the commercial construction, energy and petrochemical, general industrial and defense markets.

Operating profit margins approximated 9.2% and 4.1% for the quarter ended September 2003 and 2002, respectively. Operating profit for the three months ended September 30, 2003 was $21.7 million, an increase of $14.0 million compared to the same period of the prior year. Within Cequent Transportation Accessories, excluding the $6.7 million positive impact attributed to the acquisitions of HammerBlow and Highland, operating profit declined a slight $0.7 million within Cequent's legacy business, but on a relative basis improved compared to the first half of 2003. Improved operating profits ($1.1 million) attributed to slightly higher sales, lower restructuring charges and increased efficiencies at our Goshen, Indiana and Reynosa, Mexico operations, were more than offset by increased lease costs and higher depreciation charges. Rieke Packaging Systems operating profit was slightly higher between periods as a result of a marginal increase in sales between years. However, operating margins in the quarter declined compared to the first half of 2003 as a result of lower sales volume and slower than anticipated customer product launches. Within Fastening Systems, although sales declined $1.9 million, operating profit increased approximately $6.6 million from a loss of $5.4 million to $1.2 million operating profit. Results in the prior year were negatively impacted by $7.1 million of other charges principally related to the write-down of excess and obsolete inventory. In the current year, higher operating profit due to improved margins ($2.9 million), were more than offset by increased lease costs of $1.1 million and $2.3 million of other charges associated with the group's restructuring its industrial fasteners manufacturing facilities. Industrial Specialties operating profit increased $3.7 million due to the aforementioned 10.9% increase in sales ($0.7 million), higher operating margins of $3.6 million resulting from improved efficiencies, lower restructuring costs and reduced depreciation charges, offset by increased lease costs of $0.6 million.

Selling, general and administrative costs were approximately $38.2 million, or 16.2% of net sales, for the three months ended September 30, 2003 as compared with $30.3 million, or 16.3% of net sales, in the prior year. The increase of $7.9 million is primarily due to the $7.4 million impact of acquired operations and increased costs associated with our separation from Metaldyne.

For the three months ended September 30, 2003, interest expense increased $3.7 million due to the issuance of $85.0 million senior subordinated notes in December 2002 and additional term loan borrowings of $75 million in June 2003.

Net income for the three months ended September 30, 2003 was $3.7 million as compared to net loss of $4.0 million for the three months ended September 30, 2002. The increase is mainly due to the impact of the HammerBlow and Highland acquisitions. The third quarter of 2002 also included certain one-time charges related to restructuring activities and our separation from Metaldyne in June 2002.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 29, 2002

Including $118.7 million in sales from the HammerBlow and Highland entities acquired during 2003, net sales for the nine months ended September 30, 2003 increased approximately 20.0% compared to the nine months ended September 29, 2002. Excluding the impact of these acquisitions, the Company's net sales decreased $1.3 million or 0.2%. Net sales within Cequent Transportation Accessories increased $107.1 million or 45.4%. Of this amounts, $118.7 million was due to the impact of the aforementioned acquisitions of HammerBlow and Highland. Excluding the impact of these acquisitions, sales in Cequent's legacy business decreased 4.9% due to weakness in demand in the first half of 2003 in the overall market for towing and trailer accessories, principally in the RV and marine markets and retail distribution markets through mass merchandisers and independent retail outlets. In the third quarter 2003, net sales increased 1.9% due to improved delivery performance and market conditions. Rieke Packaging Systems net sales increased 12.1% primarily due to the benefit of sales of new products, although the sales growth rate slowed during the third quarter relative to the first half of 2003 due to softness in the market for industrial closures and slower product launches of some consumer products. Fastening Systems net sales decreased 6.6%, as we have continued to see weakness in demand for our fastener products in the general distribution and industrial products channels. Industrial Specialties net sales increased 5.0%. The increase in sales in the Industrial Specialties group was due to improved demand for our products across the commercial construction, energy and petrochemical, general industrial and defense markets primarily in the second and third quarters of 2003.

Operating profit margins approximated 8.7% and 10.5% for the nine months ended September 30, 2003 and September 29, 2002, respectively. Excluding the impact of the acquisition of HammerBlow and Highland, the Company's operating profit margin for the nine months ended September 30, 2003 approximated 7.9% and operating profit was $61.2 million, a decrease of $0.1 million compared to the prior year. Within Cequent Transportation Accessories, excluding the $14.6 million positive impact attributed to the acquisitions of HammerBlow and Highland, operating profit declined $11.6 million within Cequent's legacy businesses. Approximately $9.5 million of this decrease is attributed to lower margins due to incremental costs and operational inefficiencies associated with the ramp-up of our Goshen, Indiana manufacturing facility and the expansion of operations in Reynosa, Mexico during the first half of 2003. We also completed the closure of our Elkhart, Indiana and Canton, Michigan facilities in the second quarter of 2003. Cequent also incurred higher lease costs of $2.1 million compared to the prior year. Rieke Packaging Systems' operating profit increased $1.8 million, as a result of $9.9 million of increased sales, offset by slightly lower margins earned overall due to product mix, new product launch support costs and increased lease expense. Within Fastening Systems, although sales declined $7.5 million, operating profit increased approximately $1.0 million, from $0.7 million to $1.7. Results in the prior year were negatively impacted by $7.1 million of charges principally related to the write-down of excess and obsolete inventory. In the current year, operating profit was negatively impacted by incremental other charges of $4.1 million associated with the group's restructuring its industrial fasteners manufacturing facilities and increased lease costs of $2.0 million. Industrial Specialties operating profit increased $2.3 million. This increase was due primarily to improved operating margins (10.8% compared to 9.8% in the prior year) which contributed $1.5 million in operating profit and the aforementioned 5.0% increase in sales which contributed $0.8 million.

Selling, general and administrative costs were approximately $113.6 million, or 16.1% of net sales, for the nine months ended September 30, 2003, as compared with $86.8 million, or 14.8% of net sales, in the prior year. The increase is primarily due to the impact of acquired operations ($21.1 million) and increased costs associated with our separation from Metaldyne.

For the nine months ended September 30, 2003, interest expense increased a net $3.2 million as increased interest in the current year due to the issuance of $85.0 million senior subordinated notes in December 2002 and additional term loan borrowings of $75 million in June 2003 was partially offset by interest expense allocated to the Company by Metaldyne during the first five months of 2002. Other, net expense for the nine months ended September 30, 2003, increased 13.7 million. The

Company recorded a $18.2 million net loss from the sale of fixed assets, primarily in connection with sale and leaseback transactions for certain manufacturing equipment and facilities..

Net loss for the nine months ended September 30, 2003 was $4.8 million as compared to a net loss of $30.1 million for the nine months ended September 30, 2002. The results for the nine months ended September 30, 2002 include a charge of $36.6 million for the cumulative effect on prior years of a change in recognition and measurement of goodwill impairment.

Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was approximately $35.1 million as compared to cash used in operating activities of approximately $20.1 million for the comparable period a year ago. Working capital used in operations increased $9.8 million between years, primarily due to increased sales levels resulting from the acquisition of HammerBlow and Highland. Capital expenditures were $18.4 million for the nine months ended September 30, 2003, as compared with $20.6 million for the comparable period in 2002.

Our credit facility, as amended and restated on June 6, 2003, includes a $150 million revolving credit facility and a $335 million term loan facility. Up to $100 million of our revolving credit facility is available to be used for one or more permitted acquisitions. The credit facility also provides for an uncommitted $125 million incremental term loan facility for one or more permitted acquisitions. Amounts drawn on our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the agreement's financial covenants. Another important source of liquidity is our $125 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2003, the Company had no amounts outstanding under the accounts receivable facility and $51.1 million available, but not utilized. At September 30, 2003, the Company had $10.8 million of available cash and could incur up to $54.6 million of additional senior indebtedness under our revolving credit facility and/or accounts receivables facility to fund operations and up to $151.1 million to fund acquisitions, subject to certain limitations.

Principal payments required on the term loan are: $0.7 million due each calendar quarter ending June 2003 through June 30, 2009, $134.0 million due on September 30, 2009 and $141.8 million due on December 31, 2009.

In the first quarter of 2003, the Company completed the acquisition of HammerBlow Acquisition Corp. ("HammerBlow") and Highland Group Industries ("Highland"). The Company made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $209.7 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of our senior subordinated notes, $30.0 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note payable due January 2004, and the balance satisfied from borrowings under our revolving credit agreement and accounts receivable securitization facility.

On May 9, 2003, the Company completed the acquisition of a fasteners business ("Fittings") from Metaldyne for approximately $22.7 million on a debt-free basis. Fittings is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a $5.0 million cash equity contribution by Heartland. Fittings had 2002 revenues of approximately $16.7 million.

We have other cash commitments related to leases. We have engaged in a number of sale-leaseback transactions. In January 2002, we entered into sale-leaseback transactions with respect to nine real properties for gross proceeds of approximately $20.9 million, which were used to repay advances from Metaldyne. We account for these lease transactions as operating leases and annual rent expense related to these lease transactions is approximately $2.5 million. During the year ended December 31, 2002, we entered into operating leases for three additional facilities and annual rent expense related to these lease transactions is approximately $1.5 million. During the fourth quarter we also entered into sale-leaseback transactions with respect to certain manufacturing equipment. We realized proceeds of approximately $5.7 million. Annual rent expense related to these transactions is approximately $0.9 million. In March 2003, the Company completed a sale and lease back of certain personal property that resulted in net cash proceeds of approximately $28.0 million. The proceeds were used to repay outstanding balances under our revolving credit facility. Annual rent expense related to this lease transaction will approximate $4.4 million. In March 2003, we also completed the sale and subsequent leaseback with respect to two real properties for gross proceeds of approximately $7.8 million. Annual rent expense related to these transactions will approximate $0.9 million. In June 2003, the Company completed another sale and subsequent lease back of certain personal property that resulted in net cash proceeds of approximately $25.9 million. The proceeds were used to repay outstanding balances under our revolving credit facility. Annual rent expense related to these lease transactions will approximate $4.0 million. In September 2003, the Company completed a sale and leaseback of real property for gross proceeds of approximately $8.2 million, which were used to repay balances outstanding under our revolving credit facility. Annual rent expense related to this transaction will approximate $0.8 million. In connection with the Fittings acquisition, we agreed to sublease from Metaldyne the facility where the acquired business is currently located. Annual rent expense related to this sublease is expected to be $0.2 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

In addition to the foregoing contractual commitments, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We have agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate stipulated dollar value of the shares for which we are responsible that have vested or will vest, are as follows: $4.2 million on January 14, 2002, $7.6 million on January 14, 2003 and $8.5 million on January 14, 2004. To the extent that cash elections are not made, the employees will be entitled to retain their shares in Metaldyne, but we may decide at any time to work with Metaldyne to replace all or a portion of the restricted stock grants and related obligations at Metaldyne with new restricted stock grants and similar obligations.

Our exposure to interest rate risk results from the floating rates on our $335.0 million senior term loan and our $150 million revolving credit facility, under which we had $292.5 million outstanding under the senior term loan and no amounts outstanding under the revolving credit facility at September 30, 2003. Borrowings under our credit facility bear interest, at various rates, as more fully described in Note 9 to the accompanying financial statements as of September 30, 2003. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for the term loan and revolving credit facility would change interest expense by $2.9 million annually.

We conduct business in several locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks. The functional currencies of our foreign subsidiaries are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in such local currencies.

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

The terms of our credit facility as amended and restated require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.00 to 1.00 at September 30, 2003. The permitted leverage ratio becomes more restrictive in future periods, declining to 4.75 to 1.00 at December 31, 2003, 4.00 to 1.00 at December 31, 2004 and 3.25 to 1.00 at December 31, 2005 and thereafter. The Company was in compliance with its covenants at September 30, 2003.

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Off-Balance Sheet Arrangements

In connection with the transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125 million, to a third party multi-seller receivables funding company, or conduit. Upon sale of receivables, the Company retains a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2003 and subsequent years. At September 30, 2003, we had no amounts outstanding and $51.1 million available under the facility.

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

	Payments Due by Periods (in millions)
	Total	Less than One Year	1 – 3 Years	4 – 5 Years	After 5 Years
Contractual cash obligations:
Long-term debt	$738.5	$11.0	$5.9	$5.8	$715.8
Lease obligations	169.7	18.1	34.4	37.0	80.2
Restricted stock obligations	8.6	8.6	—	—	—
Severance	7.8	3.1	0.9	0.6	3.2
Total contractual obligations	$924.6	$40.8	$41.2	$43.4	$799.2

As of September 30, 2003, we are contingently liable for stand-by letters of credit totaling $25.2 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including certain operating leases and meeting various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

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

Accounting Basis for Transactions.    Prior to June 6, 2002, the Company was owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. The pre-acquisition basis of accounting for periods prior to November 28, 2000 is reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis and are therefore not comparable. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common stock to an investor group led by Heartland. As a result of the transactions, we did not establish a new basis of accounting as Heartland is the controlling shareholder for both the Company and Metaldyne and the transactions were accounted for as a reorganization of entities under common control. Our combined financial information includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributable to us, which are deemed by management to be reasonable but are not necessarily reflective of those costs to us on an ongoing basis.

Receivables.    Receivables are presented net of allowances for doubtful accounts. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We do not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, Inc., a wholly-owned subsidiary of the Company.

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

Goodwill and Other Intangibles.    The Company tests goodwill for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill, the Company estimates fair value using the present value of expected future cash flows and other valuation measures. The Company also tests its other intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitive activities and other economic factors.

Pension and Postretirement Benefits Other than Pensions.    Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, we review the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

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

During the last fiscal quarter to which this report relates, we have initiated implementation of corrective actions to address two material control weaknesses previously disclosed that have materially improved and are reasonably likely to materially improve our internal control over financial reporting. The material weaknesses previously disclosed relate to internal accounting controls over: (1) the Company's closing, consolidation and financial monitoring processes, and; (2) use of standardized accounting policies and procedures appropriate to each business unit's activities. Recently added financial management staff have begun to : (a) implement closing and consolidation process improvements, including performance of additional monitoring activities and more timely preparation of account reconciliations; and (b) formally document and communicate the application and use of the Company's critical accounting policies and related procedures to appropriate business unit financial personnel.

Part II. Other Information
TriMas Corporation

Item 1.    Legal Proceedings.

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the Federal Superfund law against over 30 defendants, including a subsidiary of ours, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. We estimate that we will have no share of the clean-up expense at this site. The plaintiffs had sought other relief such as reimbursement of response costs and injunctive relief from the defendants under CERCLA and other similar state law theories, but the consent decree governs the remedy. Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up will not exceed $500,000, for which we have received insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our consolidated financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

As of November 3, 2003, we were a party to approximately 691 pending cases involving an aggregate of approximately 31,233 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.3 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds.

None of our securities, which were not registered under the Securities Act, have been issued or sold by us since June 30, 2003, except as follows:

1.	On September 25, 2003, we issued 10,000 shares of common stock to an employee at a price of $20.00 per share or an aggregate price of $200,000.

The issuance of the securities described above was exempt from registration under the Securities Act in reliance on Section 4(2) of such Securities Act as transactions by an issuer not involving any public offering. The recipient of securities in each such transaction represented his intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions. The recipients had adequate access to information about us at the time of his investment decision.

Items    3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit 3.1 *	Amended and Restated Certificate of Incorporation of TriMas Corporation dated May 31, 1994

Exhibit 3.2 *	Amended and Restated By-laws of TriMas Corporation

Exhibit 10.1	TriMas Corporation 2002 Long Term Equity Incentive Plan

Exhibit 10.2	Form of TriMas Corporation Stock Option Agreement

Exhibit 10.3	Form of TriMas Corporation Stock Option Agreement

Exhibit 10.4	Employment Agreement between TriMas Corporation and Benson K. Woo

Exhibit 10.5	Agreement between TriMas Corporation and Todd R. Peters

Exhibit 10.6	Credit Agreement dated as of June 6, 2002, as Amended and Restated as of June 6, 2003

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Exhibits filed with TriMas Corporation's Registration Statement of Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)    Reports on Form 8-K:

The Company filed an amendment on July 16, 2003 to its Current Report dated June 20, 2003, amending certain disclosures regarding its change in Certifying Accountants.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)

Date: November 10, 2003	By: /s/ Benson K. Woo
Benson K. Woo Chief Financial Officer and Chief Accounting Officer