Form 10-K
period 2003-12-31
TRIMAS CORP
filed 2004-03-26
CIK 842633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

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

As of March 25, 2004, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

TRIMAS CORPORATION INDEX

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as a result we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations;

•	We may be subject to further unionization and work stoppages at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations, and our failure to meet those obligations could adversely affect our financial condition; and

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

PART I

Item 1.    Business

We are a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. While serving diverse markets, most of our businesses share important characteristics, including leading market shares, strong brand names, established distribution networks, high operating margins, relatively low capital investment requirements, new product growth opportunities and strategic acquisition opportunities. We estimate that approximately 66% of our 2003 net sales were in markets in which we enjoy the number one or number two market position within the respective product category. In addition, we believe that in many of our businesses, we are one of only two or three manufacturers in the geographic markets where we currently compete.

Our Business Segments

We operate through four business segments, which had net sales and operating profit in 2003 as follows: Rieke Packaging Systems (net sales: $119.1 million; operating profit: $26.5 million); Cequent Transportation Accessories (net sales: $427.4 million; operating profit: $40.1 million); Industrial Specialties (net sales: $217.9 million; operating profit; $13.5 million); and Fastening Systems (net sales: $141.0 million; operating loss: $5.4 million).

Each segment has distinctive products, distribution channels, strengths and strategies, which are described below.

Rieke Packaging Systems

Rieke is a leading designer and manufacturer of specialty, highly engineered closures and dispensing systems for a range of niche end-markets, including steel and plastic industrial and consumer applications. We believe that Rieke is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Rieke manufactures high performance, value-added products that are designed to enhance its customers' ability to store, ship, process and dispense various products in the industrial, agricultural, consumer and pharmaceutical markets. Examples of Rieke's products include steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers.

Our Rieke Packaging Systems brands, which include Rieke®, TOV®, Englass™ and Stolz™, are well established and recognized in their respective markets.

•	Rieke designs and manufactures traditional industrial closure and dispensing products in North America. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs.

•	Englass, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering "know-how" is applicable to the consumer dispensing market in North America and in other regions, which we believe provide significant opportunities for growth.

•	Stolz, located in Germany, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

•	TOV, located in Italy, specializes in the lever and ring closures that are used in the European industrial market. This specialty closure system is sold into the NAFTA markets as well.

Rieke's Competitive Strengths

We believe Rieke benefits from the following competitive strengths:

•	Strong Research, Development and New Product Capability. We believe that Rieke's research and development capability and new product focus is a competitive advantage. For more than 75 years, Rieke's product development programs have provided innovative and proprietary product solutions, such as the ViseGrip® steel flange and plug closure, the Poly-ViseGrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Rieke's emphasis upon highly engineered packaging solutions and research and development has yielded 61 active patents and 52 patents pending. Rieke has approximately 25 technical employees responsible for new product development, improving existing products and design automation equipment to assist in cost reductions, both internally and at our customers' locations. Approximately 50% of Rieke's 2003 net sales relate to products utilizing its patented processes or technology. In 2003, Rieke invested approximately $2.5 million in its research and development.

•	Customized Solutions that Enhance Customer Loyalty. A significant portion of Rieke's products are customized for end-users who also use Rieke's specialty tooling equipment to install the products. The installation in customer drum and pail plants of customized, patent protected, Rieke-designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, Rieke is able to support favorable pricing and generate a high degree of customer loyalty. Rieke has also been successful in bundling a variety of products at attractive pricing in an effort to create preferred supplier status. In many cases, Rieke enters into multi-year supply contracts.

•	Leading Market Positions and Global Presence. We believe that Rieke is a leading designer and manufacturer of steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Rieke maintains a global presence, reflecting its global opportunities and customer base. Its headquarters and manufacturing and technology center is located in Auburn, Indiana and it has manufacturing operations in Mexico, England, Germany and Italy, as well as a contract manufacturing relationship in Asia. Rieke also maintains warehouse locations in Brazil, Spain and France. All of Rieke's manufacturing facilities have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

•	Strong Customer Relationships. Rieke benefits from long-standing relationships with many of its customers. We believe that Rieke's high level of customer recognition is due to its emphasis on product development, product quality and performance characteristics and the maintenance of high customer service standards. Rieke also provides extensive in-house design and development technical staff to provide a solution to customer requirements for closures and dispensing.

Growth Strategies

We believe Rieke has strong opportunities to grow, including:

•	New Consumer Product Applications. We believe that Rieke has significant opportunities to apply its existing highly engineered products to new consumer products and pharmaceutical applications, particularly in North America, and for new product development. Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering and content. Examples of new consumer product applications that Rieke has successfully introduced are finger-operated patented non-aerosol foamers for hair and body care, patented closures for orange juice dispensers and patented closed system dispenser and docking systems for the chemical industry. In addition, Rieke manufactures medical devices to mix water and detergent for dialysis machines, plastic dispensers that are National Sanitation Foundation-approved for food applications to replace previously approved stainless steel pumps and a pump for highly viscous products. Rieke has developed and has patent applications pending for its plastic consumer paint delivery system for one gallon and one quart containers that reduces paint spoilage due to exposure to air. Rieke currently manufactures this delivery system for Sherwin-Williams a major paint manufacturer. Rieke has also focused on the large volume opportunities available in the chemical consumer packaging market by developing lower cost, high performance dispensing systems that are applicable to a variety of pharmaceutical products as well as personal care items, household and industrial chemicals, automotive fluids and cleaners and food products. We believe that these new products represent improved functionality and style relative to other products in the marketplace and provide Rieke with additional growth opportunities in new markets with new customers.

•	Product Cross-Selling Opportunities. Recently, Rieke began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products on a bundled basis to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke on these bundled product offerings.

•	Acquisition Opportunities. We believe Rieke has significant opportunities to grow its business through disciplined, strategic acquisitions. There are many companies participating in product and application markets that have similar product technologies and/or a common customer base. By acquiring such companies, Rieke may obtain new product technologies to be sold to its existing customers, or new customers to whom the broader Rieke product portfolio can be offered. In addition, Rieke intends to pursue any cost savings opportunities by consolidating purchasing, sales, finance and administrative functions into its existing infrastructure. At our recently opened plant in Hamilton, Indiana, we have additional space that may absorb to a significant extent the manufacturing operations of future acquisitions.

•	Increased International Presence. Rieke will seek to increase its international manufacturing and sales presence. For example, Rieke is on schedule to open a new production and assembly facility in China in the first quarter of 2004. This facility will produce and assemble many of Rieke's recently introduced products or anticipated new product launches. This location has been selected since many of these new products have multiple components for which assembly is a major cost factor. Automation of the assembly process in certain of these products can be either technically difficult or costly. Rieke's facility in China will give it access to a skilled but significantly lower cost labor market for assembly operations. In addition, Rieke believes there is a growing market in the Far East for its products and many multi-national customers requiring product availability throughout the world, including in the Asian market.

Marketing, Customers and Distribution

As of December 31, 2003, Rieke employed approximately 20 salespeople throughout the world. Approximately 15 of these employees are located in the NAFTA and European regions. Rieke also uses third party agents and distributors in key geographic markets, including Europe, South America and Asia. Approximately 90% of Rieke's net sales are originated by its employee sales force.

Rieke and its agent and distributors primarily distribute directly to container manufacturers and to users or fillers of Rieke's containers. Rieke's point of sale may be to a container manufacturer; however, via a "pull through" strategy, Rieke will call on the container user or filler and suggest that it specify that a Rieke product be used on its container.

To support its "pull-through" strategy, Rieke offers bundling proposals to the container user or filler. This strategy offers either attractive pricing or rebates on the Rieke products purchased directly from Rieke and Rieke products that the container users or fillers specify that the container manufacturer apply to the container. Examples of users or fillers that use or specify Rieke products include industrial chemical, agricultural chemical, petroleum, paint, personal care, pharmaceutical and sanitary supply chemical companies.

Rieke's primary customers include Coca-Cola, Diversey, Dow Chemical, BASF, Chevron, Go-Jo, Sherwin-Williams, Pepsi, Proctor & Gamble, Valvoline, Bayer/Monsanto, Dupont, Schering Plough, Pharmacia, Shell Oil and major container manufacturers around the world. Rieke maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

Manufacturing

Rieke's manufacturing facilities are located in Auburn, Indiana; Hamilton, Indiana; Mexico City, Mexico; Leicester, England; Neunkirchen, Germany; and Valmadrera, Italy, with a new manufacturing facility being built in Hangzhou, China. The steel closure and dispensing production takes place at the Auburn, Indiana and Valmadrera, Italy sites. The remaining production sites are plastic injection molding and assembly locations. At Auburn, Indiana, there is plastic molding machinery. Our technology center equipment and product design, research and automation equipment is located in Auburn, Indiana.

Rieke's steel closure and dispensing facilities include medium tonnage stamping machines using progressive dies. Ancillary production equipment includes high-speed internally designed automation equipment, paint and coating equipment and plating facilities.

Rieke's injection molded plastic manufacturing sites use a variety of resins including polyethelene, polypropolene and nylon raw materials. Injection molding machines range from 75 to 1,000 tons in size. There are approximately 100 injection-molding machines at these locations. Additionally, there is high-speed equipment at all locations, except our China facility. This equipment is used to assemble multiple components into a finished product. Components of a finished product can range from two components to in excess of ten components.

Rieke also has equipment for pad printing on injection-molded products. Printing is desired by customers who want their company logos or other design work displayed on the closure or dispenser.

Contract molding is done on a limited basis in Asia, but this will be brought in-house following completion of our Hangzhou, China facility.

We maintain warehouse locations in Brazil, Spain and France to facilitate the sale and distribution of products. The manufacturing facilities ship directly to the warehouses where inventory is held for distribution. In Canada and Singapore, we use distributors to deliver products to customers.

Competition

We believe that Rieke is one of the largest manufacturers of steel and plastic industrial container closures in North America. Since Rieke has a broad range of products in both closures and dispensing products, there are competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering.

In the industrial steel closure product line our competitors within the NAFTA market include Greif Closure Systems and Technocraft. In the industrial plastic 55-gallon drum closure line, our primary competitors are Greif and IPCC. In the 5-gallon container closure market, our primary competitors are Greif, Bericap and APC. Our primary competitors in the ring and lever product line are Self Industries and Technocraft. In the dispensing product lines, our major competitors are Calmar, Aptar, Airspray and Indesco.

In the European market, our industrial steel closure product lines compete with Greif Closure Systems and Technocraft. The industrial plastic 55-gallon drum closure lines compete with Greif and Mauser. The Rieke® 5- gallon container closure products compete with those of Greif and Bericap. Rieke's ring and lever products compete with those of Berger and Technocraft. Rieke's dispensing products compete with those of Jaycare, Calmar, WIKO and Airspray.

Cequent Transportation Accessories

Cequent Transportation Accessories is a leading designer, manufacturer, marketer, and distributor of a wide range of accessories and cargo management products used to outfit and accessorize light trucks, SUV's, recreational vehicles, passenger cars and trailers for recreational and commercial use. Cequent's products offer the customer a range of solutions to efficiently "Get Their Gear on the Road." We believe that Cequent's product lines and brand names are among the most recognized and extensive in the transportation accessories industry.

Cequent's brands and main products categories are sold through a wide range of channels and are described below:

•	The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, ball mounts, draw bars, fifth-wheel hitches, weight distribution systems, wiring harnesses and T-connectors. These are sold through the independent installer and distributor channels. Similar products are sold to the retail channel under the Reese Towpower and Reese Outfitter brands, while Hayman-Reese™ is our towing products brand in Australia and is sold into the automotive aftermarket.

•	The Fulton® and Bulldog® brands represent trailer products and accessories, such as jacks, winches and couplers, trailer wiring, converters, ramps and fenders. These brands are sold through independent installers, trailer original equipment manufacturers, or OEMs, and distributor channels serving the marine, agricultural, industrial, and horse/livestock market and retail channels.

•	The Tekonsha® brand is a recognized name in brake controls and related brake components. These products are sold through independent retailers, automotive, recreational vehicle and agricultural distributors and automotive OEMs.

•	The Bargman® and Wesbar® brands are recognized names for recreational vehicle and marine lighting, respectively. Bargman®-branded products include interior and exterior recreational vehicle lighting products and accessories, such as license plate lights and brackets, porch and utility lights, assist bars, door locks and latches, and access doors, while Wesbar®- branded products include submersible and utility trailer lighting. These brands and products are sold through independent installers, trailer and recreational vehicle OEMs and distributors, and the marine retail specialty and retail channels.

•	Highland The Pro's Brand® and ROLATM Roof Racks comprise our brand presence in the cargo management category. Cargo management products include bike racks, cargo carriers, luggage boxes, tie-downs and soft travel-cargo carriers which are sold through independent installer, distributor and retail channels.

Competitive Strengths

We believe Cequent benefits from several important competitive strengths, including:

•	Leading Market Position. Cequent primarily competes in highly fragmented niche markets where no single competitor possesses a comparable breadth of product and distribution. We believe that we are one of the leading designers and manufacturers of aftermarket products to outfit and accessorize light trucks, cross-over utility vehicles (CUV's), SUV's, recreational vehicles and passenger cars, and trailers for both recreational and commercial use. We believe Cequent is one of the largest suppliers of towing and trailer products through its primary channels, including the independent installer and distributor channels, mass merchants such as Wal-Mart, Lowe's, and Home Depot and specialty auto retailers, such as Pep Boys, Advanced Auto, AutoZone and CSK Auto and the recreational vehicle aftermarket and OEM customers.

•	Strong Brand Names. We believe Cequent's brands include many of the leading names in its industry. Cequent's brand portfolio includes such well established names as Reese®, Draw-Tite®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland the Pro's Brand®, Fulton®, Wesbar®, ROLA™, Hayman-Reese™ and Bargman®. We believe that such recognized brands provide Cequent with a significant competitive advantage. Cequent has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names.

•	Diverse Product Portfolio. Cequent benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Cequent is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of "accessory" products. Its electrical product offerings feature a broad range of lighting components including incandescent, halogen and fluorescent lighting, T-connectors and wiring harnesses. It also offers a range of braking products, including brake controls for automotive application and related components. Its trailer product portfolio includes winches, jacks, couplers, fenders, wheel protection, trailer brakes and ramps. In addition, Cequent offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

•	Multiple Distribution Channels. Cequent utilizes several distribution channels for its sales, including mass merchants, specialty retailers, independent distributors, independent installers and trailer OEM's. In 2003, approximately 38% of Cequent's products were sold through a highly fragmented installer and distributor channel composed primarily of single proprietor businesses. Mass retailers accounted for approximately 25% of Cequent's sales in 2003, traditional recreational vehicle distributors accounted for approximately 16% of Cequent's sales in 2003. Trailer OEM's, which also represent a highly fragmented industry, accounted for 14% of Cequent's sales in 2003. The remainder of Cequent's sales were through other retail and OEM distribution channels.

•	Vertically Integrated Manufacturing Capability. As a result of significant restructuring activity completed over the last two years, Cequent has a relatively efficient and vertically integrated manufacturing capability. With respect to towing products, Cequent consolidated the manufacturing of Reese®- and Draw-Tite®-branded products into a single facility in Goshen, Indiana, which significantly enhanced process capability in forming, stamping and paint line applications. Cequent is also in the process of consolidating the manufacturing of trailering products at the former HammerBlow Wausau, Wisconsin facility into the Mosinee, Wisconsin facility. Cequent's customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for ten to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, "quick change" manufacturing culture and system. Cequent's plants are vertically integrated to receive raw materials and convert them to finished products through three major steps: first, stamping and related methods of forming, cutting, punching, boring and prepping, followed by welding and assembly of components and lastly, cleaning, coating, painting and inspection of finished products. Cequent has in-house wiring harness design and manufacturing capability, one of the industry's largest research and development facilities for both testing and design, and a "hub and spoke" distribution system with capability to meet delivery requirements specified by our customers.

Growth Opportunities

We believe that Cequent has significant opportunities to grow through new product introductions, cross selling products across channels, providing bundled product solutions and capitalizing on cost saving opportunities.

•	New Product Introductions. Cequent has developed and successfully launched new products in the past and presently is developing a range of product innovations. In towing, new products include new fifth-wheel hitch designs, bike racks, soft pack roof racks and a range of cargo management and point of purchase accessories. Cequent has patents pending on products called Signature Series™ fifth wheel and slider, Interlock ball mount and related towing and vehicle accessories. In trailer-related products, new introductions include pivot tongue couplers, metal ramps, heavy-duty jacks and winches and electrical products, such as digital brake controls, LED lighting and electrical accessories. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

•	Cross Selling Products Across Distribution Channels. We believe that Cequent has significant opportunities to introduce products into new channels that traditionally concentrated in other channels. For example, the Cequent retail channel now offers a range of trailer products and accessories, including ramps, that have traditionally been available in the trailer distributor and OE channels as well as providing hitches traditionally offered through the independent installer channel. Similarly, Cequent's installer channel is selling Highland branded tie downs, stretch cords, floor mats and splash guards, which were previously only available through the retail channel. Cequent has also developed strategies to introduce its products into new channels, including the Asian manufacturer "port of entry" market, the retail sporting goods market and select international markets.

•	Provide Bundled Cargo Management Solutions. As a result of Cequent's broad product portfolio, it is well positioned to provide customers with bundled solutions for towing, trailering and cargo management needs. Due to Cequent's product breadth and depth, we believe it can provide customers with compelling value propositions with superior features and convenience. In many cases, Cequent can offer a more competitive price through bundling than would be available by purchasing underlying components separately. We believe this merchandising strategy also enhances Cequent's ability to compete with competitors who have narrower product lines and are unable to provide "one stop shopping" to customers.

•	Capitalize on Cost Savings Opportunities. During 2003, Cequent made two significant acquisitions, HammerBlow and Highland. These acquisitions continue to provide Cequent with opportunities to grow revenue and reduce costs that we expect to materialize in 2004 and 2005. With respect to revenue growth, the Highland acquisition significantly extended Cequent's retail product portfolio and enhanced its ability to operate as a "category manager" for retail customers. The HammerBlow acquisition enhanced its product line and extended its market reach to include agricultural, horse and livestock segments and brings a leadership position in braking products for the trailer and RV segment. Opportunities for cost savings include the consolidation of manufacturing and distribution, rationalization of administrative and sales organizations and combined purchasing initiatives are summarized under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing, Customers and Distribution

As of December 31, 2003, Cequent employed 78 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, Cequent has 51 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. Cequent's products are distributed through a variety of channels. Cequent employs a dedicated sales force in each of the primary channels, including the retail, national account/OEM, installer/distributor, trailer OEM, and trailer aftermarket/distributor channels. In the fourth quarter of 2003, Cequent invested in a 225,000 square foot distribution "center of excellence" located in South Bend, Indiana. This facility will be designed to be a scaleable operation that supports multiple distribution channels and future growth. Cequent's distribution center will initially support the retail channel and act as a regional distribution center, as well as a hub to replenish inventory in the other regional distribution centers located throughout the U.S. and Canada.

Cequent's products are distributed through a variety of channels. These channels include installer/distributor (automotive, recreational vehicle, and trailer), OEMs (automotive, recreational vehicle, and trailer), and retail channels (i.e. mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). For example, the towing products group principally distributes to approximately 50 independent distributors and 4,000 independent installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. In addition, 450 of towing product's customers position Draw-Tite®- and Reese®- branded traditional towing products as an exclusive or preferred line, while the Reese®-branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Cequent is well represented in retail stores through mass merchants, such as Wal-Mart, Lowe's, and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone and CSK Auto.

Approximately 38% of Cequent's products are sold through its installer and distributor channels. Traditional recreational vehicle distributors account for approximately 16% of Cequent's sales. Trailer

OEM's account for 14% of Cequent's sales. Mass retailers account for approximately 25% of Cequent's sales, with the remainder of Cequent's business in other retail and OEM distribution. Cequent's Fulton®-,   Bulldog®- and Wesbar®-branded trailer and related accessory products are sold directly to major trailer OEMs, recreational vehicle distributors, as well as mass retailers. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. Cequent relies upon strong historical relationships, significant brand heritage, and its broad product offering to bolster its trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft, large commercial-industrial trailer users, as well as horse and stock trailering customers.

Manufacturing

We began an integration and consolidation project in late 2002 combining Cequent's towing products' Canton, Michigan and Elkhart, Indiana manufacturing facilities, and a southeast Michigan warehouse into a single, approximately 350,000 square foot efficient flow manufacturing and master warehouse center in Goshen, Indiana. The consolidation of these facilities was completed in the first quarter of 2003. In connection with the HammerBlow and Highland acquisitions, we continued to streamline our manufacturing and warehousing processes to exploit beneficial economies of scale. Cequent is currently in the process of consolidating the Sheridan, Arkansas towing products manufacturing capacity, acquired in the HammerBlow transaction, into the Goshen, Indiana facility which is expected to be substantially completed by the end of the first quarter of 2004.

Cequent's 190,000 square-foot Mosinee, Wisconsin facility contains a wide range of manufacturing, distribution and research and development capabilities. Major processes at this facility include metal stamping (up to 800 ton press capacity), a steel tube mill, thread rolling and riveting, high-volume welding and assembly, significant in-house mechanical and electrical engineering capabilities and in-house tool, die and equipment maintenance capabilities. We believe these capabilities provide it with strategic cost advantages relative to our competition. In 2001, Cequent implemented the first phase of a cost savings plan by consolidating Wesbar's West Bend, Wisconsin trailer components' selling and administrative functions and all production activities into the Mosinee, Wisconsin facility. The second phase of this cost savings plan was the consolidation, in the fourth quarter of 2002, of the remaining production of Wesbar electrical trailer products, previously in Peru, Indiana, into our Reynosa, Mexico facility.

The acquisition of HammerBlow's Juarez, Mexico facility provided Cequent with a world-class, low cost facility enabling optimization of trailer products' entire manufacturing system. Juarez is a key component in the post-acquisition consolidation of the trailer products manufacturing system, enabling the migration of higher labor content products currently produced in Wausau, Wisconsin and Mosinee, Wisconsin to the lower cost labor environment in Juarez, Mexico. The remainder of the manufacturing performed in Wausau, Wisconsin will be consolidated into the Mosinee, Wisconsin facility over the next six to 12 months.

The Tekonsha, Michigan electrical products facility contains world-class manufacturing of proprietary electrical brake-control and accessory products, as well as broad engineering capacity to support all of Cequent's electrical product categories. As part of the Bargman acquisition, completed in January 2004, we acquired a manufacturing facility in Albion, Indiana with a total of 39,000 square feet primarily dedicated to injection molding and light assembly.

Cequent employs 38 engineers and invests 2.3% of its revenue in engineering resources and product development. Cequent conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design, and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation-equipped trailers and towing vehicles. Product testing programs are intended to continuously maintain and improve product reliability, and to reduce manufacturing costs.

Cequent's Australian facilities in Melbourne, Sydney and Brisbane contain manufacturing, engineering, design, and research and development capabilities. Cequent manufactures, markets, and distributes products through the Australian region as Hayman Reese®-branded towing products and towing accessories, and ROLA™ -branded roof racks and roof rack accessories to the aftermarket and automotive OEM channels.

Cequent's raw material costs represent approximately 40% of its net sales. Steel is Cequent's single largest commodity and is used in the majority of its products and is delivered to Cequent's plants on a just-in-time basis from service centers. See "—Materials and Supply Arrangements".

Competition

We believe that Cequent is one of the largest North American manufacturers and distributors of towing systems, trailer and electrical products. The competitive environment for towing and trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various products that Cequent offers, only a few competitors maintain a significant or number-one market share in more than one specific product area. By comparison, Cequent competes on the basis of its broad range of products, the strength of its brands and distribution channels, as well as quality and price. Cequent's most significant competitors in towing products include Valley Automotive (AAS), Putnam Hitch Products and Curt Manufacturing. Cequent's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of Cequent's broad trailer products portfolio.

Industrial Specialties

Our Industrial Specialties segment companies design and manufacture a range of industrial products for use in diverse niche markets, including construction, commercial, energy, medical and defense. Such products include precision tools, gaskets, cylinders, steel munitions casings, pressure sensitive tape and vapor barrier facings, and specialized engines. In general, these products are highly engineered, customer-specific items that are sold into niche markets with few competitors. These products are manufactured under several names, including Compac™, Lamons® Gasket, Norris Cylinder, Arrow® Engine, NI Industries, Keo® Cutters, Richards Micro-Tool, Cutting Edge Technologies and Reska Spline Products and, where useful, Industrial Specialties seeks to maintain the names for customer brand recognition.

Compac.    Compac manufactures flame-retardant facings and jacketings and insulation tapes used in conjunction with fiberglass insulation as vapor barriers. These products are principally used for commercial, residential and industrial construction applications, and are sold to major manufacturers of fiberglass insulation. Compac's product line also includes pressure-sensitive specialty tape products that are marketed to insulation manufacturers, as well as to numerous other customers. Pressure-sensitive products for the insulation industry are utilized for sealing pipe jacketing, ducts and fiberglass wrappings to increase the efficiency and cost effectiveness of heating and cooling installations. Combined with facing and jacketing products, pressure-sensitive specialty tapes enable us to offer customers a complete systems approach to insulation installation. With important product positions in several specialty tape markets, we are expanding our presence in the industry utilizing an asphalt coater in residential insulation applications. Utilizing existing pressure-sensitive adhesive technologies, Compac continues to develop new product programs to expand its pressure-sensitive product positions into sub-segments of existing markets, including the electronics and transportation industries.

Lamons Gasket.    Lamons manufactures and distributes metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. Gaskets and complementary fasteners are supplied both for industrial original equipment manufacturers and maintenance repair operations. Gasket sales are made directly from the factory to major customers through twelve sales and service facilities in major regional markets, or through a large network of independent distributors. Lamons' overseas sales are either through Lamons' licensees or through its many distributors.

Norris Cylinder.    We believe that Norris is one of a small number of North American manufacturers of a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris' large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Other products Norris produces include seamless low-pressure chlorine cylinders and ASME-approved accumulator cylinders primarily used for storing breathing air and nitrogen. Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups as well as equipment manufacturers.

Precision Tool Company.    Precision Tool Company produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills, reamers, master gears and gages. Markets served by these products include the automotive, industrial, aerospace and medical industries. Precision Tool Company's Keo® brand is the market share leader in the industrial combined drill and countersink niche. Richards Micro-Tool is a leading supplier of miniature end mills to the tool-making industry. Richards Micro-Tool has also been successful in providing the growing medical device market with bone drills and reamers.

Arrow Engine.    Arrow manufactures specialty engines, chemical pumps and engine replacement parts for the oil and natural gas extraction and other industrial engine markets. Arrow is focused on new product development in the industrial engine spare parts market, selective acquisitions, expanding market share in the United States and Canadian markets for oilfield pumping and gas compression engines and expanding its marketing and distribution capabilities to new geographic regions outside the United States and Canada.

NI Industries.    NI Industries manufactures large diameter shell casings provided to the United States government and foreign defense markets. We believe that NI Industries is a leading manufacturer in its product markets, due in part to its capabililties in the entire metal forming process from the acquisition of raw material to the design and fabrication of the final product. This gives NI Industries the flexibility and capacity to fully address the varied requirements of the munitions industry. The ability to form alloyed metals into the complex configurations needed to meet precise specifications in producing quality parts is a strength of this business. We believe that NI Industries is the only manufacturer in North America currently making deep drawn steel cartridge cases. NI Industries has the capability to manufacture mortars and projectiles as well as rocket and missile casings using both hot and cold forming methods. It also has a highly automated line capable of producing grenade bodies for the recently-improved design of munitions including the extended and guided multiple launch rocket systems.

Growth Opportunities

The businesses comprising the Industrial Specialties segment have opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities to reduce costs and strategic acquisitions.

•	Introduction of New Products. The Industrial Specialites segment has a history of successfully creating and introducing new products to drive growth and there are currently several significant new product initiatives underway. Compac has recently developed a new asphalt coating product to add to its existing line of products and has secured significant long term contracts that now absorb the majority of the machine capacity. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by John Deere, Caterpillar, Waukesha, Ajax and Gemini. Norris has recently developed a lightweight, high volume acetylene cylinder for trailer applications and is in the process of developing a line of cylinders to be used in the scuba diving recreational market. Precision Tool Company is developing new products for use in the medical tool market.

•	Entry into New Markets and Development of New Customers. The Industrial Specialties segment has many significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from India and China, and plans to enter markets in Australia and South America. Compac has recently entered the residential construction market with its asphalt coated product and has attracted major new customers for its pressure sensitive tape products, including 3M and automotive suppliers. Arrow Engine is also expanding the markets it serves, with growth plans to enter markets in Russia, Eastern Europe, Asia and Africa. Norris is entering the recreational scuba tank marketplace and Precision Tool Company is entering the market for medical tools.

•	Capitalize on Cost Savings Opportunities. As the businesses in the Industrial Specialties segment expand and develop, we believe that there will be opportunities to reduce their cost structures by consolidating and streamlining manufacturing, overhead and administrative functions. Over the last three years, several businesses in the Industrial Specialties segment have undergone cost restructuring initiatives to further enhance profitability. This activity is ongoing, and several new projects are underway. Lamons is in the process of completing a major initiative to close several facilities and to consolidate several manufacturing, distribution, back office and sales functions into its Houston, Texas headquarters. Lamons' 11 gasket products manufacturing sites will be consolidated by moving a significantly higher share of manufacturing to our newly built, technologically-advanced gasket manufacturing facility in Houston, Texas and eliminating duplicative infrastructure activities. As a result of this consolidation, we believe that Lamons will generate significant savings from the rationalization of inefficient operations and the shift to centralized manufacturing using current information technology systems and third-party logistics vendors to provide parts just-in-time to customers. Compac is in the process of completing a state-of-the-art manufacturing facility in New Jersey. This new operation will combine two facilities currently operating today into one facility with a resulting gain of efficiency and cost reduction. This new facility has already started initial production and will be completed by the third quarter of 2004.

•	Strategic Acquisitions. The Industrial Specialties segment has significant opportunities to expand its businesses with selected strategic acquisitions. The markets served by this group tend to have relatively few competitors. As a result, strategic "bolt-on" acquisitions, with the acquirer buying and consolidating another industry participant, are often available. Such "bolt-on" acquisitions can be very accretive to the buyer as a result of the relatively low purchase prices available for these small companies and the significant potential cost savings available from consolidating operations into the platform company. Acquisitions can also support new market entries and the development of new customers and/or distribution channels. Recent examples include the acquisition of Haun Industries in 2002 by Arrow Engine and Precision Tool Company's acquisition of Cutting Edge Technologies in 2003.

Marketing, Customers and Distribution

The customers of our Industrial Specialties segment are within several industries, primarily construction, commercial, defense, energy and medical. Given the niche nature of many of our products, our Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. In many of the markets this group serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airgas, Hanover, Universal Compression, BPAmoco, ExxonMobil, Owens Corning, Knauf, 3M, Medtronic, Dow, Johns Manville, Praxair and Air Liquide.

Manufacturing

Industrial Specialties employs various manufacturing processes including CNC machining and stamping, fluting, forging, coating, cold heading and forming, laminating and splitting, and deep-draw stamping that require high tonnage presses. Norris uses a hot billet pierce process to produce a seamless steel cylinder with integral bottom and sides for high-pressure applications in accordance with DOT 3AA and other international specifications. In addition, Norris provides another service in massing operations of acetylene cylinders where we produce monolithic porous filler for use per DOT 8/TC 8WM or DOT 8AL/TC 8WAM specifications. Precision Tool Company manufactures millions of precision tools every year. The process includes CNC high speed, high precision grinding, turning and milling. Lamons utilizes a complete assortment of world class gasket fabricating technologies including laser cutting for metal products and water jet cutting for certain non-metallic gaskets. In addition, Lamons has a full range of CNC machining capabilities to fabricate API ring joint gaskets and Kammpro gaskets to a maximum diameter of 70 inches without welded seams. Lamons also owns and continues to develop proprietary equipment to manufacture spiral wound and heat exchanger gaskets.

Competition

This segment's primary competitors include Garlock (EnPro) and Flexitallic in gaskets; Texsteam, Williams Pumps and Continental Engine Line in engines; Harsco and Worthington in cylinders; 3M MACtac, Venture and Scapa in pressure sensitive tapes; Johns Manville in asphalt coated paper; Lamtec in vapor barriers; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. This segment's units supply highly engineered, non-commodity, customer specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty and supplement low-cost, know-how based manufacturing skills in each business's overall competitive advantage equation.

Fastening Systems

Fastening Systems manufactures a wide range of engineered fasteners utilized by thousands of end-users in diverse markets such as agricultural construction and transportation equipment and fabricated metal products, commercial and industrial maintenance and aerospace. Lake Erie Products and Monogram Aerospace Fasteners comprise Fastening Systems. Lake Erie is the product of four merged industrial fastener operations that had been historically operated as separate businesses. Lake Erie is a manufacturer of both standard and custom-designed ferrous, nonferrous and special alloy fasteners, tube nuts, fittings and security wheel locks sold to automotive, commercial and industrial markets. This segment also provides metal treating and plating services for manufacturers of fasteners and similar products out of its Lakewood and Frankfort, Indiana facilities. In 2003, the operations from the Fittings acquisition were combined with Lake Erie. The Fittings acquisition augmented the manufacturing and commercial reach of Lake Erie by adding world-class manufacturing capabilities, engineering skills and additional product offerings at its Livonia, Michigan facility.

Lake Erie offers its customers a wide-range of fastener manufacturing and finishing capabilities. Lake Erie specializes in manufacturing both standard and custom-designed large diameter fasteners, generally in sizes up to 1¼ inches in its Frankfort and Livonia manufacturing facilities and manufactures tube nuts, fittings and security wheel locks at its Livonia facility. Lake Erie manufactures both ferrous and nonferrous standard and specialty-designed small diameter fasteners, generally in sizes of 5/8 inches and smaller, in its Wood Dale, Illinois facility.

Monogram is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial and military aircraft construction and assembly. Monogram currently has 25 active patents worldwide. Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts, allow sections of aircraft to be joined together when access is provided to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok® and Composi-Lok®II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

Growth Opportunities

Both Lake Erie and Monogram have significant opportunities to grow through new product introductions at Monogram, increased focus on high value-added products at Lake Erie and capitalizing on restructuring activities at Lake Erie.

•	New Product Introductions at Monogram. Monogram has a history of developing new products and applications in its marketplace. For instance, Monogram developed the OSI-Bolt® fastener, the first aerospace blind fastener approved to replace traditional two piece fasteners in certain applications on the primary aircraft structure. Monogram is working with current customers on improving the OSI-Bolt® fastener to reduce weight and cost attributes and is in the process of introducing its new TI-OSI™ bolt, which will use a titanium alloy to further reduce weight and lower cost.

•	Refocus Lake Erie Production on High Value Added Products. Lake Erie's strategy is to focus on niche markets that require high value-added products for critical applications. Lake Erie recently made investments that expanded its in-house heat treating and plating processes to improve control over quality and to reduce lead times and material handling. Additionally, it continues to invest in tertiary processing resulting from customers' increasing needs for longer-lived products, improved adhesion properties, improved aesthetics and other requirements. These in-house tertiary processes include application of specialty chromates, patches and adhesives, wax applications and others.

•	Develop Sourcing at Lake Erie and Become Full Service Provider. Lake Erie is positioning itself as a full service organization by developing an in-house capability to produce highly engineered, high value-added products and by supplementing this capability with a broad sourcing program enabling it to acquire a variety of commodity oriented fastener products at low global prices. We believe by complementing Lake Erie's own productions with the ability to cost competitively source and stock certain commodity items, Lake Erie is in a position to offer a full, integrated product line to its industrial customers. We believe that this emphasis on design, engineering and a full product line, coupled with an ability to offer just-in-time delivery, will position Lake Erie to capitalize on current market trends and achieve its growth objectives.

Marketing, Customers and Distribution

Lake Erie and Monogram fasteners are sold through their own sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality- and service-oriented suppliers in their respective markets. Lake Erie products are sold to distributors and manufacturers in the agricultural, transportation, construction, fabricated metal products, and commercial and industrial maintenance markets. Lake Erie manufactures private brand products for the equipment maintenance aftermarket, supplying national and regional private brand distributor organizations.

Monogram's products are sold to manufacturers and distributors within the commercial and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products.

Customers of the Fastening Systems segment include Airbus, Boeing, Stork-Fokker, Honeywell, Delphi, American Axle, Caterpillar and John Deere.

Manufacturing

Fastening Systems is in the process of restructuring its Lake Erie manufacturing operations to reduce excess capacity and to eliminate sub-optimal facilities such as its Lakewood, Ohio, plant. Following the completion of this restructuring, raw material processing and cold-heading operations will be performed in its Frankfort, Indiana, Wood Dale, Illinois and Livonia, Michigan facilities. The Frankfort, Indiana facility will be the center of our processing functions, including heat-treating and plating and other tertiary processes. Lake Erie also uses the Frankfort facility as the "pick and pack" shipping, distribution and warehouse location effectively eliminating these functions elsewhere. Executive management, sales and support functions such as human resources, accounting, information technology and purchasing will also be consolidated for all Lake Erie operations.

Monogram manufactures and assembles highly engineered specialty fasteners for the domestic and international aerospace industry in its Commerce, California facility.

The Fastener Quality Act of 1990 regulates the manufacture, importation and distribution of certain high-grade industrial fasteners in the United States. The Fastener Quality Act, which was amended in June 1999, requires specified levels of testing, certification, quality control and recordkeeping by the manufacturers, importers and distributors of such fasteners. As a result, lower barriers to entry, particularly for foreign firms, created additional competitive pressures from new market participants. Additionally, this segment along with other fastener suppliers, is required to maintain records and product tracking systems. Fastening Systems has tracking and traceability systems, which, to date, have not materially increased expenses.

Competition

This segment's primary competitors include Fontana, Nucor, Infasco, Federal Screw Works, Huck Fasteners (Alcoa), and SPS Technologies in industrial fasteners; H&L (Chicago River) in tube nuts and fittings and McCord and Gorilla in wheel locking nuts; TAF (Textron) and Fairchild Fasteners (Alcoa) in aerospace fasteners. We believe that Monogram is a leader in the blind bolt market having in excess of 50% of the market in all blind fastener product categories in which they compete.

Materials and Supply Arrangements

We are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. Metaldyne entered into several joint purchasing arrangements for steel and energy requirements from which we previously benefited as a Metaldyne subsidiary. We and Metaldyne have agreed to cooperate to provide each other with the benefits of these agreements in the future, but these benefits may not continue to be available to us. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. Steel is purchased primarily from steel mills and service centers with pricing guarantees in the six- to twelve-month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. We have seen large increases in steel pricing in the first quarter of 2004. If this trend continues, we could be exposed to reduced operating profit margins depending on market conditions and customer price recovery. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. For most polyethylene purchases, we will negotiate the effective date of any upward pricing (usually 60 days). While both steel and polyethelene are readily available from a variety of competing suppliers, our business has experienced and we believe will continue to experience sharp increases in the costs of these raw materials. Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

Employees and Labor Relations

As of December 31, 2003, we employed approximately 4,736 people, of which approximately 19.8% were unionized. At such date, approximately 11.4% of our employees were located outside the United States. We currently have union contracts covering 11 facilities worldwide (nine in the United States) and will be negotiating a collective bargaining agreement for certain employees at our Goshen, Indiana facility. The contracts covering approximately 120 employees at our Warren, Michigan (Reska) and Lakewood, Ohio (Lake Erie) facilities will expire and be renegotiated in 2004. Employee relations have generally been satisfactory. We cannot predict the impact of any further unionization of our workplace.

Seasonality; Backlog

Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business.

Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. We have been named as potentially responsible parties under CERCLA, the federal Superfund law, or similar state laws at several sites requiring cleanup based on disposal of wastes they generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. See Item 3. "Legal Proceedings", below. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions for which we have provided environmental indemnities to the lessor.

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

Intangibles And Other Assets

Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $322.7 million at December 31, 2003, net of accumulated amortization. We utilized an independent valuation expert to assist us in valuing our intangible assets. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

Customer relationships — We have developed and maintained stable, long-term buying relationships with customer groups for specific branded products and/or niche market product offerings within each of our operating group segments. Useful lives of customer relationship intangibles range from six to forty years and have been estimated using historic customer retention and turnover data. Other factors contributing to estimated useful lives include the diverse nature of niche markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain.

Trademarks and Trade Names — Each of our operating groups designs and manufactures products for niche markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland The Pro's Brand®, Fulton®, Wesbar®, Lake Erie Screw™, Visu-Lok®, Poly-ViseGrip™, and FlexSpout® among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names in the future, we consider such intangible assets to have an indefinite life.

Technology — We hold a number of United States and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies, particularly within Rieke Packaging Systems and Cequent Transportation Accessories. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from five to thirty years and are determined in part by any legal, regulatory, or contractual provisions that limit useful life. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

Annually, or as conditions may warrant, we assess whether the value of our identified intangibles has been impaired. Factors considered in performing this assessment include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitor activities and other economic factors. We continue to invest in maintaining customer relationships, trademarks and trade names, and the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors.

International Operations

Approximately 17.7% of our net sales for the fiscal year ended December 31, 2003 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through acquisitions. In addition, approximately 14.5% of our operating net assets as of December 31, 2003 were located outside of the United States. We operate manufacturing facilities in Australia, Canada, England, Germany, Italy, Mexico and the United Kingdom. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories and roof rack systems with approximately 220 employees. Our Canadian operations, with approximately 140 employees, include the production and distribution of towing products through Cequent, distribution of closures and dispensing products through Rieke's U.S. operations, and the manufacturing and distribution of gaskets produced in three gasket facilities. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 340 employees. Englass produces specialty sprayers, pumps and related products in one facility in the U.K. TOV, a manufacturer of specialty steel industrial container closures, operates in one location in Italy. In Germany, Stolz has one facility that manufactures a wide variety of closures for industrial packaging markets. In Mexico, we conduct contract manufacturing of Cequent's electrical products and accessories, as well as metal fabrication. Additionally, Rieke's Mexico City operations produces steel and plastic drum closures and dispensing products in one factory. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 18, "Segment Information," to the financial statements included in this report.

Sales outside of the United States, particularly sales to emerging markets, are subject to various risks that are not present in sales within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating portions of our cash flow from non-U.S. subsidiaries.

Item 2. Properties

Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2003 through 2022 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland under a term that expires in June 2010. See Item 13. "Certain Relationships and Related Transactions." Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

The following list sets forth the location of our principal owned and leased manufacturing and other facilities and identifies the principal operating segment utilizing such facilities. Multiple references to the same location denote separate facilities or multiple activities in that location.

Rieke Packaging Systems	Cequent Transportation Accessories	Industrial Specialties	Fastening Systems
United States: Indiana: Auburn Hamilton(1) International: Germany: Neunkirchen Italy: Valmadrera Mexico: Mexico City United Kingdom: Leicester China: Hangzhou(1)	United States:
Indiana:
    Albion
    Elkhart
    Goshen(1)
    South Bend
Michigan:
    Tekonsha(1)
    Plymouth
Pennsylvania:
    Sheffield
Wisconsin:
    Mosinee(1)
    Wausau
    Schofield
Ohio:
    Solon

International:
Australia:
    Dandenmong,         Victoria
    Regents Park,
        New South Wales(1)
    Wakerley,
        Queensland(1)
Canada:
    Huntsville, Ontario
    Oakville, Ontario
Mexico:
    Juarez(1)
Reynosa	United States:
California:
    Riverbank(2)
    Vernon
Massachusetts:
    Plymouth(1)
Michigan:
    Warren(1)
New Jersey:
    Edison(1)
    Hackettstown(1)
    Netcong
Oklahoma:
    Tulsa
Texas:
    Houston(1)
    Longview

International:
Canada:
    Fort Erie, Ontario(1)
		Sarnia, Ontario(1)	United States: California: Commerce(1) Illinois: Wood Dale(1) Indiana: Frankfort(1) Michigan: Livonia(1) Ohio: Lakewood

(1)	Represents a leased facility. All such leases are operating leases.
(2)	Owned by U.S. Government, operated by our NI Industries business under a facility maintenance contract.

We have entered into sale-leaseback transactions with respect to 12 real properties in the United States and Canada. In general, pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to a purchaser and, in turn, entered into separate leases with the purchaser having a 20-year basic lease term plus two separate ten-year renewal options. The renewal option must be exercised with respect to all, and not less than all, of the property locations. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases. Our Livonia, Michigan facility is subject to a previous sale-leaseback by Metaldyne having terms comparable to the foregoing.

Item 3.    Legal Proceedings

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under CERCLA, commonly known as "Superfund," against over 30 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. A consent decree has been entered into by the plaintiffs and the defendants, including us, providing that the consenting parties perform partial remediation at the site. The State of California has agreed to take over clean-up of the site, as well as responsibility for governmental entities' past response costs. We estimate that we will have no share of the clean-up expense at this site. The plaintiffs had sought other relief such as reimbursement of response costs and injunctive relief from the defendants under CERCLA and other similar state law theories, but the consent decree governs the remedy.

Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy.

While, based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

As of March 16, 2004, we were a party to approximately 829 pending cases involving an aggregate of approximately 34,423 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.0 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

No trading market for the Company's common stock exists. We did not pay dividends in 2003 and except for the dividend paid to Metaldyne in connection with the June 6, 2002 common stock issuance and related financing transactions, we did not pay dividends in 2002 on our common stock. Our current policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Note 12 to the Company's consolidated financial statements captioned "Long-term Debt," included in Item 8 of this report.

On March 25, 2004, there were 9 holders of record of our common stock.

Equity Compensation Information

The table below summarizes the securities authorized for issuance as of December 31, 2003 under our 2002 Long Term Equity Incentive Plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	1,717,567	$20.00	504,433
Equity Compensation plans not approved by security holders	—	—	—
Total	1,717,567		504,433

See Item 8. "Financial Statements and Supplementary Data — Footnote 17" and Item 11. "Executive Compensation — 2002 Long Term Equity Incentive Plan" for a description of the 2002 Long Term Equity Incentive Plan.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial data for the five years ended December 31, 2003. The financial data for the fiscal years ended December 31, 2001, 2002 and 2003 have been derived from our audited financial statements and notes to those financial statements included elsewhere in this report. The financial statements for the years ended December 31, 2001 and 2002 have been audited by PricewaterhouseCoopers LLP, and the financial statements for the year ended December 31, 2003 have been audited by KPMG LLP. The financial data for the fiscal years ended December 31, 2000 and 1999 were derived from our historical financial statements, as revised for the acquisition of Fittings, not included in this report.

In reviewing the following information, it should be noted that on June 6, 2002, Metaldyne issued approximately 66% of our then fully diluted common equity to an investor group led by Heartland. We did not establish a new basis of accounting as a result of this common equity issuance due to the continuing contractual control by Heartland. Our combined financial information for the periods prior to June 6, 2002 includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributed to us, which are deemed by management to be reasonable but are not necessarily reflective of the costs which we thereafter incurred or may incur on an ongoing basis. Prior to June 6, 2002, we were wholly-owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. The pre-acquisition basis of accounting for periods prior to November 28, 2000 is reflected on the historical basis of accounting and all periods subsequent to November 28, 2000 are reflected on a purchase accounting basis and are therefore not comparable.

In addition, we acquired three significant businesses during 2003: (1) HammerBlow Acquisition Corp. on January 30, 2003, (2) Highland Group Corporation on February 21, 2003 and (3) an automotive manufacturing business from Metaldyne, which we refer to as the Fittings acquisition, on May 9, 2003. The historical financial information for 2003 includes the results of the HammerBlow and Highland businesses subsequent to the date of their acquisition. The Fittings acquisition was accounted for as a reorganization of entities under common control because of Heartland's interests in Metaldyne and us. As a result, historical periods have been revised to include the effects of the Fittings acquisition as if Fittings had been owned by us for all periods presented. The following data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this report.

	Pre-Acquisition Basis				Post-Acquisition Basis
	Year ended December 31, 1999		1/1/2000- 11/27/2000		11/28/2000- 12/31/2000	Year ended December 31, 2001	Year ended December 31, 2002		Year ended December 31, 2003
Statement of Operations Data:	(dollars in thousands except share data)
Net sales	$793,930		$758,920		$51,600	$748,400	$750,250		$905,400
Cost of sales	534,490		540,110		37,870	546,960	555,660		673,430
Gross profit	259,440		218,810		13,730	201,440	194,590		231,970
Selling, general and administrative	136,280		122,820		13,360	132,740	124,980		175,520
Impairment of goodwill	—		—		—	—	—		7,600
Operating profit	123,160		95,990		370	68,700	69,610		48,850
Net income (loss) (1)	37,680		21,450		(4,610)	(11,170)	(34,760)		(30,930)
Loss Per Share Data:
Basic loss per share:
Loss per share									$(1.54)
Weighted average shares									20,047,090
Diluted loss per share:
Loss per share									$(1.54)
Weighted average shares									20,047,090
Other Financial Data:
Depreciation and amortization	$39,140		$39,240		$4,490	$54,730	$39,720		$54,850
Capital expenditures	45,090		21,490		3,260	19,090	33,990		31,690
Ratio of earnings to fixed charges(2)	2.2	x	1.7	x	—	—	1.1	x	—
Statement of Cash Flows Data:
Cash flow provided by (used for):
operating activities	59,670		111,740		18,950	78,710	(22,000)		41,360
investing activities	(47,640)		(38,560)		(5,730)	(13,020)	(39,090)		(161,280)
financing activities	(20,330)		(79,160)		(12,600)	(68,970)	157,750		26,260
Selected Balance Sheet Data:
Total assets	$1,260,360		$1,211,030		$1,378,030	$1,281,600	$1,426,060		$1,500,030
Total debt	520,560		461,300		472,920	440,760	696,180		735,980
Goodwill and other intangibles	717,320		709,830		871,900	845,400	802,150		981,650

(1)	Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and discontinued amortization of goodwill. We completed the transitional test for impairment of goodwill in the second quarter of 2002, which resulted in a non-cash after-tax charge of $36.6 million related to our industrial fasteners business. Net income (loss) would have increased by approximately $13.6 million, $1.1 million, $17.7 million and $18.9 million in the periods ended December 31, 2001, December 31, 2000, November 27, 2000 and December 31, 1999, respectively, if goodwill amortization was excluded.

(2)	For purposes of calculating the ratio of earnings to fixed charges, earnings represents income or loss from continuing operations before income taxes, plus fixed charges, plus amortization of capitalized interest, less capitalized interest. Fixed charges include interest expense (including amortization of deferred financing costs), capitalized interest, and the portion of operating rental expense which management believes is representative of the interest component of rent expense (assumed to be 33%). For the period ended December 31, 2000 and years ended December 31, 2001 and 2003, additional earnings of $6.0 million, $9.3 million and $36.5 million, respectively, would have been required to make the ratio 1.0x.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to our separation from Metaldyne and the HammerBlow, Highland and Fittings acquisitions. Accordingly, the discussion and anaylsis of historical operations during the periods prior to each of these events do not reflect their significant impact on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward Looking Statements." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with Item 8. Financial Statements and Supplementary Data.

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have four operating segments: Rieke Packaging Systems, Cequent Transportation Accessories, Industrial Specialties and Fastening Systems. In reviewing our financial results for the past several years, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002 and subsequent acquisitions and recent consolidation, integration and restructuring efforts.

Key Factors and Risks Affecting our Reported Results.    Critical factors affecting our ability to succeed include: our ability to successfully pursue organic growth through new product development, cross-selling and bundling and our ability to quickly and cost effectively introduce new products; our ability to acquire and integrate companies or products that will supplement existing product lines, add new distribution channels, expand our geographic coverage or enable us to absorb overhead costs; our ability to manage our cost structure more efficiently through improved supply base management, internal sourcing and/or purchasing of materials, selective out-sourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative and overhead functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Cequent segment business as well. Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

We are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our June 2002 Recapitalization and Separation from Metaldyne.    On June 6, 2002, we undertook a recapitalization that resulted in our separation from Metaldyne. Heartland and other investors invested approximately $265.0 million in us and acquired approximately 66% of our fully diluted common stock. Metaldyne retained or received approximately 34% of our fully diluted common stock. As part of this recapitalization (1) we entered into a new credit facility that then consisted of a $150.0 million revolving credit facility and a $260.0 million term loan facility, (2) we entered into a new $125.0 million receivables facility and (3) we issued approximately $352.8 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2012. We used the proceeds from these financings to pay a cash dividend to Metaldyne that had been declared immediately prior to the recapitalization and to repay our obligations in respect of Metaldyne financing arrangements. These obligations included borrowings attributable to our subsidiaries under the Metaldyne credit agreement, debt that our subsidiaries owed to Metaldyne and its other subsidiaries and outstanding balances related to receivables that we originated and sold under the Metaldyne receivables facility. In sum, we declared and paid a cash dividend to Metaldyne equal to $840.0 million, less the aggregate amount of such debt repayment and receivables repurchase.

See Item 13. "Certain Relationships and Related Transactions" for additional information concerning the June 2002 transactions.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions, Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003, and Bargman in January 2004.

On January 30, 2003, for our Cequent segment, we acquired all of the capital stock of HammerBlow Acquisition Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America for a purchase price of approximately $145.2 million (including a previous investment of $9.0 million that we had made). Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004. On a pro forma basis to take into account its own prior acquisitions, HammerBlow had annual sales of approximately $109.5 million for the twelve months ended November 30, 2002.

On February 21, 2003, for our Cequent segment, we acquired all of the capital stock of Highland Group Corporation, a manufacturer of cargo management and vehicle protection products, for a purchase price of approximately $73.5 million. For the year ended December 31, 2002, Highland had net sales of approximately $49.2 million.

On May 9, 2003, within our Fastening Systems segment, we acquired an automotive fasteners manufacturing business from Metaldyne, a related party, for approximately $22.7 million on a debt-free basis. We refer to this acquisition as the "Fittings acquisition." In connection with the Fittings acquisition, we agreed to sublease Metaldyne's Livonia, Michigan facility, at which the acquired business was and is located. The acquired business had revenues of approximately $16.7 million in 2002. Because we and Metaldyne are under the common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets or liabilities of the Fittings business. Our reported results for prior periods have been revised to include the financial results of the Fittings business, including the allocation of certain charges to the Fittings business. Examples of such allocations include amounts charged or allocated by Metaldyne for corporate-level services and interest expense attributable to Fittings. See Item 13. "Certain Relationships and Related Transactions."

Recent and Anticipated Consolidation, Integration and Restructuring Activities.     We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. Our programs involve a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for 2001, 2002 and 2003 were approximately $7.4 million, $5.4 million and $15.4 million, respectively. We estimate that we will incur between $14 million and $18 million of costs in 2004. We believe all of these costs are warranted by the anticipated future benefits of these actions. In 2004, we will continue to focus on establishing our stand alone corporate office. With the expiration on December 31,

2003 of the shared services agreement between Metaldyne and us, we will handle internally the tax, benefit administration and environmental and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a standalone human resources compensation and benefits function. We anticipate increased corporate office expense of approximately $0.7 million as a result of these and other actions.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

General:

•	In 2001, we effected a 10% headcount reduction in aggregate across our segments by consolidating various overlapping distribution, sales, back office and other functions and closing certain plants and merging their operations into other facilities; and

•	We reduced costs by harmonizing numerous retirement plans and incentive compensation and service award plans that were the legacy of many acquisitions. Effective January 1, 2003, these actions have been completed.

Cequent Transportation Accessories:

•	In 2001, we consolidated an acquired trailer products manufacturing plant into an existing facility and we reduced the number of towing products regional warehouse service centers from 11 to five.

•	In 2002, our electrical products manufacturing plant in Indiana was closed and consolidated into an existing lower cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002, two towing products manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single manufacturing and master warehouse facility in Goshen, Indiana. We finalized these actions, including receipt of proceeds from real estate disposals of the closed facilities, during 2003.

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating one of the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and expect to complete that plan in the first half of 2004.

Industrial Specialties:

•	In 2001, we began centralizing manufacturing and distribution of some gasket products within a single facility and rationalizing the back office general and administrative support within our branch service centers; and

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We expect these actions to be completed in the second quarter of 2004.

Fastening Systems:

•	In 2001, we adopted a multi-step plan for our industrial fasteners products businesses to consolidate five manufacturing plants into three remaining plants. The plant closures were completed by December 31, 2002. We have continued to rationalize the manufacturing capabilities among the three remaining plants during the second quarter of 2003. In 2003, we initiated plans to close our Lakewood, Ohio manufacturing facility and to consolidate these operations at our Frankfort, Indiana facility. This plan will consolidate manufacturing and finishing capabilities of our standard and custom-designed large diameter fasteners and eliminate redundant cost structures. We expect to complete these consolidation activities in the second quarter of 2004.

Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as the key indicator of our performance. We define Adjusted EBITDA as operating profit before depreciation and amortization, impairment of goodwill and legacy restricted stock award expense. In reviewing Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and are driven, in part, by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. Our management considers operating profit to be the most directly comparable financial measure of our performance. We also carefully review our operating profit margins (operating profit as a percentage of net sales) at a segment level, which are discussed in detail in our year-to-year comparison of our operating results. The following is a reconciliation of our Adjusted EBITDA to net income (loss) for the three years ended December 31, 2003:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Adjusted EBITDA	$126,690	$113,640	$116,130
Depreciation and amortization	(54,730)	(39,720)	(54,850)
Goodwill impairment	—	—	(7,600)
Legacy stock award expense	(3,260)	(4,310)	(4,830)
Operating profit	68,700	69,610	48,850
Interest expense	(73,860)	(60,810)	(64,780)
Other income tax (expense) net (1)	(4,060)	(4,110)	(20,590)
Income tax (expense) benefit	(1,950)	(2,820)	5,590
Cumulative effect of accounting change	—	(36,630)	—
Net loss	$(11,170)	$(34,760)	$(30,930)

(1)	For 2003, includes $18.1 million of losses incurred related to sale/leaseback transactions of property and equipment.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Facility and business consolidation costs (a)	$3,360	$4,480	$5,900
Business unit restructuring costs (b)	4,050	910	2,650
Acquisition integration costs (c)	—	—	6,810
	$7,410	$5,390	$15,360

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.
(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.
(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Includes a non-cash expense of $4.0 million that will not be recurring associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	Year Ended December 31,
	2001	As a Percentage of Net Sales	2002	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in millions)
Net Sales:
Rieke Packaging Systems	$105.3	—	$109.1	—	$119.1	—
Cequent Transportation Accessories	264.7	—	282.4	—	427.4	—
Industrial Specialties	218.8	—	209.3	—	217.9	—
Fastening Systems	159.6	—	149.5	—	141.0	—
Total	$748.4	—	$750.3	—	$905.4	—

Gross Profit:
Rieke Packaging Systems	$37.9	36.0%	$41.1	37.7%	$44.2	37.1%
Cequent Transportation Accessories	75.6	28.6%	79.7	28.2%	113.8	26.6%
Industrial Specialties	54.4	24.9%	51.7	24.7%	54.5	25.0%
Fastening Systems	33.5	21.0%	22.1	14.8%	19.5	13.8%
Total	$201.4	26.9%	$194.6	25.9%	$232.0	25.6%

Selling, General and Administrative:
Rieke Packaging Systems	$16.3	15.5%	$14.1	12.9%	$17.7	14.9%
Cequent Transportation Accessories	50.7	19.2%	47.9	17.0%	73.7	17.2%
Industrial Specialties	33.8	15.4%	28.2	13.5%	33.3	15.3%
Fastening Systems	21.2	13.3%	18.0	12.0%	24.9	17.7%
Allocated expenses/Corporate expenses	10.7	—	16.8	—	25.9	—
Total	$132.7	17.7%	$125.0	16.7%	$175.5	19.4%

Operating Profit:
Rieke Packaging Systems	$21.6	20.5%	$27.0	24.7%	$26.5	22.3%
Cequent Transportation Accessories	24.9	9.4%	31.8	11.3%	40.1	9.4%
Industrial Specialties	20.6	9.4%	23.5	11.2%	13.5	6.2%
Fastening Systems	12.3	7.7%	4.1	2.7%	(5.4)	(3.8%)
Allocated expenses/Corporate expenses	(10.7)	—	(16.8)	—	(25.9)	—
Total	$68.7	9.2%	$69.6	9.3%	$48.8	5.4%

	Year Ended December 31,
	2001	As a Percentage of Net Sales	2002	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in millions)
Capital Expenditures:
Rieke Packaging Systems	$3.7	3.5%	$10.7	9.8%	$11.3	9.5%
Cequent Transportation Accessories	5.4	2.0%	12.3	4.4%	7.4	1.7%
Industrial Specialties	3.5	1.6%	4.2	2.0%	5.6	2.6%
Fastening Systems	6.5	4.1%	6.3	4.2%	7.2	5.1%
Corporate	—		0.5	—	0.2	—
Total	$19.1	2.6%	$34.0	4.5%	$31.7	3.5%

Results of Operations

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

The principal factors impacting us during the year ended December 31, 2003 compared with the year ended December 31, 2002 were:

(1)	the HammerBlow and Highland acquisitions in early 2003;

(2)	completion of plant consolidation activities within our Cequent segment during the first half of 2003 (which impacted order fill rates and delivery performance);

(3)	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments; and

(4)	an overall weak economy across many of our end markets—particularly in the first half of the year.

Net sales increased by $155.1 million, or approximately 20.7%, in 2003 as compared with 2002. A significant portion of this increase ($145.0 million) was attributable to the HammerBlow and Highland acquisitions. Excluding the impact of acquisitions, relative to 2002, sales increased approximately $14.0 million between years as the Company's reported amounts in U.S. dollars benefited from a weaker U.S. dollar. Excluding the effect of currency exchange, increased sales at Rieke were more than offset by a decline in Cequent's sales of towing products in North America due to the aforementioned factors. At the same time, we experienced an $8.6 million increase in net sales within our Industrial Specialties segment, notably Compac, Norris Cylinder and Arrow Engine, which was offset by an $8.5 million decline in sales at Fastening Systems. The reduction in sales in Fastening Systems was due principally to continued reduced demand for our industrial fastener products.

Gross profit margins (gross profit as a percentage of sales) approximated 25.6% in 2003 and 25.9% in 2002. The decline in gross profit margin at Cequent from 28.2% in 2002 to 26.6% in 2003 was a result of the integration and restructuring activities referred to under "—Introduction" above. We also experienced a slight decline in gross profit margins at Rieke as a result of new product development costs and launches. These declines were offset by slight improvements at Fastening Systems and Industrial Specialties.

Operating profit margins (operating profits as a percentage of sales) approximated 5.4% for 2003 as compared with 9.3% for 2002. The decline in our margins was principally related to a $9.1 million increase in corporate expenses related to costs associated with establishing a stand alone corporate office, a full year of the Heartland advisory fee (versus seven months in 2002), $6.8 million of expenses associated with plant restructuring and integration activities at Cequent, $8.0 million of increased leasing costs and an incremental $18.6 million of non-cash charges associated with impairment of goodwill and write-off of other customer intangibles.

Rieke Packaging Systems.    Net sales increased by $10.0 million, or 9.2%, as a result of $7.0 million in new product sales related to closures and dispensing systems for consumer packaging applications and

$6.2 million due to currency translation impact as Rieke's reported U.S. dollar sales of its international operations benefited from a weaker U.S. dollar. This increase in sales was offset in part by $3.4 million in lower sales related to Rieke industrial closure and other dispensing products sold in North America.

Rieke's gross profit margin declined slightly from 37.7% to 37.1% as a result of increased new product development and related product launch costs as well as slightly higher material costs.

Selling, general and administrative costs at Rieke increased by $3.6 million as a result of increased expenses of $0.6 million incurred in connection with the investigation of potential facilty sale-leaseback transactions in Europe, $0.8 million of start-up costs relative to our new manufacturing operation in China, severance costs of $0.6 million related to headcount reductions and other items totaling $0.3 million. We also recorded a $1.2 million non-cash write-off at Rieke related to customer relationship intangibles because Rieke no longer maintains a sales relationship with several customers as a result of business or other financial considerations. Of this amount, $0.6 million related to two customers that are no longer in business.

Overall, Rieke's operating profit margin declined from 24.7% in 2002 to 22.3% in 2003 as margins from higher sales was more than offset by $2.2 million in other expenses related to employee severance, start-up costs at our new operation in China, costs incurred in connection with the investigation of potential sale-leaseback transactions in Europe and the $1.2 million non-cash intangible asset write-off.

Cequent Transportation Accessories.    Cequent's net sales increased by $145.0 million from $282.4 million in 2002 to $427.4 million in 2003 primarily as a result of the HammerBlow and Highland acquisitions. Relative to 2002, approximately $7.2 million of this amount was attributed to currency translation impact as the Company's reported results in U.S. dollars benefited from a strengthening Australian and Canadian dollar. Excluding the impact of acquisitions and currency translation, Cequent's net sales of towing products in North America declined by approximately $9.0 million, or 3.1%, from the prior year. This decrease is attributed to: (1) a slower spring selling season due to a weak economic climate and (2) production constraints at our Goshen, Indiana facility resulting from our plant consolidation activities which impacted order fill rates and delivery performance. This was offset in part by an approximate $2.0 million increase in sales of our trailering products in 2003 compared with 2002. We experienced weakness in demand during the first half of the year in the overall market for towing and trailer accessories, principally in the RV and marine markets and in retail distribution through mass merchandisers and independent retail outlets.

Cequent's gross profit margins declined from 28.2% in 2002 to 26.6% in 2003. This decrease is attributed in part to lower productivity of approximately $6.8 million as a result of completing the Goshen plant integration and undertaking the integration of the HammerBlow and Highland acquisitions in 2003, including $0.4 million related to equipment moves, $0.5 million for employee training and approximately $1.5 million for integration planning, legal expenses, labor relation costs, travel and other related expenses. In addition, we recorded non-cash charges of $4 million to cost of sales associated with the step-up in basis of inventory as a result of the acquisitions and $0.5 million to establish inventory reserves due to brand rationalization. In 2002, we incurred approximately $3.3 million of expense related to the Goshen consolidation and $0.7 million of expense related to the consolidation of a lighting plant located in Peru, Indiana into our Reynosa, Mexico facility. In addition, lease expense at Cequent increased by $2.6 million in 2003, which was partially offset by $1.0 million of lower depreciation charges in the legacy businesses in 2003 relative to 2002.

Selling, general and administrative expenses at Cequent increased by $25.8 million primarily as a result of the acquisitions of HammerBlow and Highland. Within our legacy Cequent business, selling, general and administrative expenses as a percentage of sales remained constant. Also, we recorded a $1.9 million non-cash charge to write-off customer relationship intangibles as Cequent no longer maintains a sales relationship with several customers as a result of business or other financial considerations. Of this amount, $1.5 million related to a customer that is no longer in business.

Overall, Cequent's operating profit margin declined from 11.3% to 9.4% or approximately $8.3 million and is primarily due to $6.8 million of expenses related to the aforementioned plant restructuring and integration activities and a $1.9 million intangible asset impairment charge.

Industrial Specialties.     Net sales increased by $8.6 million or 4.1%. Sales increases at Compac, Norris Cylinder and Arrow Engine were offset by a sales decrease of $2.1 million at Lamons and other sales decreases of $0.7 million in our remaining Industrial Specialties businesses. Overall, sales in the Industrial Specialties segment benefited from improved demand for our products across the commercial construction, energy and petrochemical, general industrial and defense markets, beginning during the second quarter of 2003 and continuing through the end of year. This was partially offset by reduced demand for our specialty gasket products provided to the energy and petrochemical sectors during the first quarter of 2003.

Gross profit margins at Industrial Specialties increased slightly from 24.7% in 2002 to 25.0% in 2003. Operating improvements and cost reduction initiatives, combined with $0.8 million of lower depreciation charges more than offset the impact of higher operating costs and $2.2 million of increased lease expense between years.

Selling, general and administrative expenses at Industrial Specialties increased by $5.1 million between years. This increase was due to $1.4 million of severance and other costs primarily resulting from the restructuring of Lamons' branch distribution network, as well as $1.0 million in higher costs resulting from the formation of an Industrial Specialties group office. We also recorded a $2.5 million non-cash charge to write-off customer intangibles as our Lamons and Compac business units no longer maintain a sales relationship with several customers as a result of business or other financial considerations.

During 2003, the Industrial Specialties segment also recorded a non-cash goodwill impairment charge of approximately $7.6 million related to the group's precision cutting tools business.

Operating profit margins at Industrial Specialties declined from 11.2% in 2002 to 6.2%, reflecting a decline of $9.9 million due primarily to the $7.6 million non-cash goodwill impairment charge, a $2.5 million write-off of customer-related intangibles, and $2.4 million of expenses related to plant consolidations, offset by increased margins earned on higher sales between years.

Fastening Systems.    Net sales decreased by $8.5 million, or 5.7%, as a result of lower sales in our small diameter fastener business of $6.5 million and other fastener sales declines of $2.0 million. The decline in sales between years reflected continued weakness in demand for our fastener products in the general distribution and industrial products channels and continued price pressure on small diameter products. Sales within our aerospace fastener business were approximately flat with the prior year.

Gross profit margin at Fastening Systems decreased from 14.8% to 13.8% as higher gross margins in our aerospace fasteners business and ongoing cost reduction initiatives were more than offset by increased costs associated with plant closure and consolidation activities within our Lake Erie Products business. Gross profits decreased a net $2.6 million between years. Of this amount, $1.2 million was due to lower sales volumes and $3.5 million was attributed to higher lease expense related to leasing of operating facilities and equipment, which was offset by approximately $0.9 million in lower depreciation charges as a result of leasing such assets and $0.9 million of lower costs related to plant closure and consolidation activities and other charges. Within our Lake Erie Products business, we incurred approximately $6.3 million of expenses related to the closure of our Lakewood, Ohio, facility and consolidation of operations into our facilities in Wood Dale, Illinois and Frankfort, Indiana. Such expenses included $2.1 million of employee termination and pension curtailment costs at our Lakewood, Ohio facility, $1.0 million of equipment move costs, and an estimated $2.8 million attributed to lower productivity as a result of ongoing integration activities. We also incurred a $0.2 million charge to write-off excess inventory at our Fittings business. This compares to expenses of $7.2 million in 2002 related primarily to the non-cash write-off of excess and obsolete inventory in our small diameter fastener business in Wood Dale, Illinois. Lease expense increased by $3.5 million over the prior year which was partially offset by $0.9 million of lower depreciation charges between years.

Selling, general and administrative expenses at Fastening Systems increased by $6.9 million in 2003 as compared with 2002. This increase resulted primarily from a $5.4 million non-cash writeoff related to customer intangibles because Lake Erie Products no longer maintains a sales relationship with two customers. The remaining $1.5 million net increase between years is due to formation of a Fastening Systems segment office ($0.9 million) and other costs of $2.9 million related to severance of office and clerical personnel at Lakewood and employee training at our Wood Dale and Frankfort facilities, offset by an approximate $2.3 million decrease in recurring selling, general and administrative costs as a result of the workforce reduction and related restructuring actions.

Overall, operating profit declined by $9.5 million between years, resulting in an operating loss of $5.4 million, due primarily to increased expenses of $9.3 million from the closure of our Lakewood facility and related plant integration activities and the $5.4 million non-cash customer intangible impairment charge.

Corporate Expenses and Management Fees.    General and administrative expense at a corporate level increased by $9.1 million in 2003 as a result of the increased costs associated with establishing a stand alone corporate office. This increase consists of $3.7 million of higher operating costs and amounts paid to Metaldyne under a shared services agreement (which expired on December 31, 2003), $1.7 million of employment related costs, $1.9 million related to a full year of the Heartland monitoring fee ($1.0 million per quarter plus expenses), $1.3 million in non-recurring severance costs, and $0.5 million related to legacy restricted stock expense. The legacy stock awards expired on December 31, 2003 and the final payments under this program occurred in January 2004.

Interest Expense.    Interest expense increased by $4.0 million in 2003 due to the issuance of $85.0 million of senior subordinated notes in December 2002, additional term loan borrowings of $75.0 million in June 2003 incurred to finance the HammerBlow and Highland acquisitions, and increased amortization of debt issue costs resulting from fees paid with respect to amendments of our bank credit agreement. The increase between years was partially offset by interest expense allocated to us by Metaldyne during the first five months of 2002.

Other Expense, Net.    Other expense, net increased by $20.4 million between years principally due to a net loss of $18.1 million incurred on sale-leaseback transactions related to property and equipment.

Income taxes.    For 2003, we recorded a net tax benefit of $5.6 million on a reported pre-tax loss of $36.5 million. The tax benefit associated with our domestic pre-tax loss for Federal purposes was offset by tax expense incurred on foreign income and to a lesser extent at the state level. In addition, no tax benefit was recorded related to the goodwill impairment as such impairment is non-deductible. We also reported an additional $3.1 million of tax expense related to unremitted earnings at one of our Canadian subsidiaries as these earning were no longer considered permanently reinvested. In 2002, we reported a higher effective tax rate due primarily to the higher proportion of foreign earnings relative to the overall domestic pre-tax loss.

    Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

The principal factors impacting us during the year ended December 31, 2002 compared with the year ended December 31, 2001 were the mixed effects of consumer demand across our diverse product base and the negative financial statement impact of the cumulative effect on prior years of a change in recognition and measurement of goodwill impairment.

Net sales increased by $1.9 million, or approximately 0.3% in 2002 from 2001. Net sales for Cequent and Rieke increased by 6.7% and 3.6%, respectively. The increases were due to greater demand for these segments' products, primarily in North America. These increases were offset by a 4.3% and 6.3% decline in net sales for Industrial Specialties and Fastening Systems. The reduction in net sales within the Fastening Systems and Industrial Specialties segments was due to continued reduced demand for our industrial fastener products and reduced demand for our specialty gasket and engine products provided to the energy sector. We also experienced weaker demand for some of our other industrial products because some of our customers utilized their excess inventories in lieu of making new purchases.

Gross profit margins (gross profit as a percentage of sales) declined slightly from 26.9% to 25.9% or $6.8 million in 2002 as compared with 2001. The decline was principally attributable to a decline in gross profit at our Fastening Systems segment from 21.0% to 14.8% in 2002 which was the result primarily of $7.7 million of excess and obsolete inventory and other charges related to business restructuring activities.

Operating profit margins approximated 9.3% and 9.2% in the years ended December 31, 2002 and 2001, respectively. Operating profit for 2002 was impacted by an incremental $13.3 million of costs and charges consisting of $8.5 million of non-cash charges related primarily to excess and obsolete inventory and cash charges of $4.8 million for restructuring activities, and $1.9 million of increased lease expense. These costs and charges were partially offset by the favorable $4.4 million impact of our cost reduction activities in our operating segments, and the $1.0 million favorable mix on slightly increased net sales. In addition, operating profit for 2002 was impacted by the elimination of $13.6 million of goodwill amortization. This benefit was offset by increased costs associated with our separation from Metaldyne. These increased costs principally include increased legal and audit fees and management fees payable to Heartland and Metaldyne.

Rieke Packaging Systems.    Net sales at Rieke for 2002 increased by $3.8 million, or approximately 3.6%, compared with 2001. Rieke experienced greater demand for its products in North America which overcame slightly lower year-over-year sales during the first quarter as a result of softness experienced in its European operations. Rieke's gross profit margin improved by 1.7% to 37.7%, due in part to cost reduction initiatives. Selling, general and administrative expense was 12.9% of net sales in 2002 as compared with 15.5% in the prior year. This reduction is attributed to the elimination of goodwill amortization. Operating profit margin at Rieke increased from 20.5% to 24.7% for 2002 and benefited from a $1.2 million favorable impact related to increased sales and $1.0 million favorable impact from lower operating costs. These improvements were partially offset by $1.0 million of restructuring charges and operating lease expense. In addition, Rieke's operating profit for 2002 benefited from $4.1 million of reduced depreciation and amortization, principally related to the elimination of goodwill amortization in 2002.

Cequent Transportation Accessories.    Net sales for Cequent increased by $17.7 million or 6.7% compared to 2001. This increase was due to greater demand for Cequent's products, primarily in North America. Cequent's gross profit margin was 28.2% of net sales and essentially flat with 28.6% in the prior year. Selling, general and administrative expense was 17.0% of net sales as compared to 19.2% in the prior year, and this reduction was due primarily to the elimination of goodwill amortization. Cequent's operating profit increased by approximately $7.0 million in 2002 compared to the prior year as 2002 benefited from a favorable impact of $2.9 million related to higher sales volumes and a $3.6 million favorable impact as a result of lower operating costs. These items were partially offset by $4.0 million of charges related to restructuring activities and $0.7 million of lease expense related to operating leases for a new facility and some machinery and equipment. In addition, Cequent's operating profit for the year benefited from $5.3 million of reduced depreciation and amortization, principally related to the elimination of goodwill amortization.

Industrial Specialties.    Net sales at Industrial Specialties declined by $9.5 million to $209.3 million. This decrease in sales between years reflects reduced demand for our specialty gasket and engine products provided to the energy sector, as our Lamons and Arrow Engine operations experienced year over year declines which contributed to this sales decrease. This was offset by higher sales of our ordnance products in our defense business. We also experienced weaker demand for some of our other industrial products because some of our customers utilized their excess inventories in lieu of making new purchases. Gross profit margins were essentially flat year over year (24.7%, compared to 24.9%) and the decline in gross profit was due to lower sales volumes. Selling, general and administrative expense declined by $5.6 million in 2002 to 13.5% of net sales as compared to 15.4% in 2001, and this reduction is attributed to cost reduction initiatives and elimination of goodwill amortization. For the year, operating profit improved $2.9 million, net for the year as the benefits of reduced goodwill amortization were offset by restructuring costs of $1.9 million and lower sales volumes between years.

Fastening Systems.    Net sales at Fastening Systems for 2002 declined by $10.1 million, as compared with 2001, to $149.5 million. Approximately $4.2 million of that sales decline was due to reduced demand for fasteners in the aerospace channel, $3.4 million due to reduced demand for our large diameter fastener products and approximately $3.3 million due to reduced demand for our small diameter industrial fastener products, offset by a $0.8 million sales increase in our Fittings automotive business. Gross profit declined $11.4 million due to $7.7 million of non-cash charges related primarily to the write-off of excess and obsolete inventory and $1.5 million lower margin due to reduced sales volumes between years and lesser absorption of fixed costs due to reduced operating leverage. Selling, general and administrative expense was $3.2 million lower in the current year due to elimination of goodwill amortization. Overall, operating profit at Fastening Systems declined $8.2 million from the prior year as a result of lower sales volumes and $7.7 million of other charges due primarily to inventory write-offs, offset by lower depreciation and amortization related principally to the elimination of goodwill amortization.

Corporate Expenses and Management Fees.    Corporate expenses increased $6.1 million as a result of increased costs associated with our separation from Metaldyne. Such costs principally include $2.7 million of incremental employment and operating costs for the establishment of a corporate office and amounts paid to Metaldyne under a shared services arrangement (previously considered part of the Metaldyne management fee) and $2.8 million of management fees and expenses paid to Heartland.

Other Expense, Net.    Other income (expense), net for the year ended December 31, 2002 was net expense of $64.9 million compared with net expense of $77.9 million for the year ended December 31, 2001. The reduction of $13.0 million is primarily due to a reduction in interest expense resulting from a lower net investment and advances balance with Metaldyne in 2002 and the impact of lower total indebtedness resulting from the June 6, 2002 transactions.

Income Taxes.    For 2002, we recorded a net tax expense of $2.8 million on reported pre-tax income of $4.7 million. The tax benefit associated with our domestic pre-tax loss for Federal purposes was offset by tax expense incurred on foreign income and, to a lesser extent, tax expense in certain state tax jurisdictions. In 2001, we reported a higher effective tax rate due primarily to the effect of adopting SFAS No. 142 and its resulting cessation of goodwill amortization.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the year ended December 31, 2003 was approximately $41.4 million as compared to cash used in operating activities for the year ended December 31, 2002 of approximately $22.0 million. Working capital invested in operations for the year ended December 31, 2003 decreased $7.2 million as compared to the year ended December 31, 2002, primarily due to increased accounts payable levels.

Cash used for investing activities increased to approximately $161.3 million for the year ended December 31, 2003 compared to $39.1 million in 2002 principally due to funds used to consummate the HammerBlow, Highland and Fittings acquisitions in 2003. Capital expenditures were $31.7 million for the year ended December 31, 2003, as compared to $34.0 million for the year ended December 31, 2002.

Cash provided by financing activities was $26.3 million for the year ended December 31, 2003 compared to $157.8 million for the year ended December 31, 2002. This decrease is principally due to funds provided as a result of the June 6, 2002 transactions, and the additional issuance of senior subordinated notes.

In the first quarter of 2003, we completed the acquisitions of HammerBlow and Highland. We made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $209.7 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of additional 9 7/8% senior subordinated notes due 2012, $30.0 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note that was repaid in January 2004, and the balance from borrowings under our revolving credit facility and accounts receivable securitization facility.

On May 9, 2003, we completed the Fittings acquisition for approximately $22.7 million on a debt-free basis. The transaction was funded by a combination of borrowings under our revolving credit facility and a $5.0 million cash equity contribution by Heartland. Fittings had 2002 revenues of approximately $16.7 million.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility (of which $291.8 million was outstanding as of December 31, 2003). Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2003, we had no amounts outstanding under our accounts receivable facility and $49.0 million was available based on eligible receivables. We had no amounts outstanding under our revolving credit facility and had an additional $124.0 million available under our revolving credit facility, after giving effect to approximately $26.0 million of letters of credit issued to support our ordinary course needs. At December 31, 2003, we had $6.8 million of available cash and after consideration of leverage restrictions contained in our credit facility we had approximately $121 million of borrowing capacity for general corporate purposes.

Principal payments required on the term loan are: $0.7 million due each calendar quarter ending through June 30, 2009, $134.0 million due on September 30, 2009 and $141.8 million due on December 31, 2009.

Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

We have other cash commitments related to leases, of which many are sale-leaseback transactions. All proceeds of sale-leaseback transactions were utilized for debt reduction or to reduce outstanding revolving credit and receivables facilities balances. We account for these lease transactions as operating leases and annual rent expense related to these lease transactions is as follows (in millions):

Operating lease	Transaction Date	Sales Proceeds		Annual lease cost
Real properties (9 properties)	January 2002	$20.9		$2.5
Real properties (3 properties)	July 2002	N/A	*	1.5
Personal property (plant and equipment)	November 2002	$5.7		0.9
Personal property (plant and equipment)	March 2003	$28.0		4.4
Real properties (2 properties)	March 2003	$7.8		0.9
Personal property (plant and equipment)	June 2003	$25.9		4.0
Real property (1 property)	September 2003	$8.2		0.8
Real property (1 property)	May 2003	N/A	**	0.2
Total				$15.2

*	These leases are not sale-leaseback transactions.
**	Livonia, Michigan facility lease from Metaldyne in connection with the Fittings acquisition.

We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

In addition to the foregoing contractual commitments, in connection with our separation from Metaldyne, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate amounts paid were: $4.2 million in 2002, $7.6 million in 2003 and $7.6 million in 2004.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 12 to the accompanying financial statements as of December 31, 2003. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by $2.9 million annually.

We conduct business in several locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks. The functional currencies of our foreign subsidiaries are the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

As a result of the financing transactions entered into on June 6, 2002, the additional issuance of $85.0 million aggregate principal amount of senior subordinated notes, and recent acquisitions, we are highly leveraged. In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies.

The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.5 to 1.00 at December 31, 2003. The permitted leverage ratio becomes more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2004, 5.0 to 1.00 at December 31, 2004, 4.75 to 1.00 at June 30, 2005, 4.5 to 1.00 at September 30, 2005, 4.0 to 1.00 at December 31, 2005, 4.0 to 1.00 at March 31, 2006, 3.75 to 1.00 at June 30, 2006, 3.5 to 1.00 at September 30, 2006 and 3.25 to 1.00 at December 31, 2006 and thereafter. We were in compliance with our covenants at December 31, 2003.

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Off-Balance Sheet Arrangements

In connection with the June 2002 transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2004 and subsequent years. At December 31, 2003, we had no amounts outstanding and $49.0 million available under the facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it would materially and adversely affect our liquidity.

Commitment and Contingencies

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

The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2003.

	Payments Due by Periods (in thousands)
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$737,690	$10,920	$5,880	$5,780	$715,110
Lease obligations	206,720	24,120	42,870	37,150	102,580
Restricted stock obligations	7,610	7,610	—	—	—
Severance	8,910	3,560	1,470	610	3,270
Total contractual cash obligations	$960,930	$46,210	$50,220	$43,540	$820,960

As of December 31, 2003, we are contingently liable for stand-by letters of credit totaling $26.0 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements and to meet various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Impact of New Accounting Standards

In December 2003, the Financial Accounting Standards Board, or FASB, issued a revised FASB Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities." FIN 46R requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement is effective immediately for any variable interest entity created on or after January 31, 2003 and after March 15, 2004 for entities created before January 31, 2003. The adoption of FIN 46R will not have an impact on our financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance for how a company should classify and measure certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for any qualifying financial instruments issued after May 31, 2003 and becomes effective for such pre-existing financial instruments in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on our financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003, although certain disclosure requirements have been deferred until fiscal years ending after June 15, 2004. Our disclosures in Note 16 incorporate the requirements of the revised statement.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2003 audited financial statements included in this report. The expenses and accrued liabilities or allowances related to certain of these policies are based on our best estimates at the time of original entry in our accounting records. Adjustments are recorded when actual experience differs from the expected experience underlying the estimates. We make frequent comparisons of actual versus expected experience to mitigate the likelihood of material adjustments.

Accounting Basis for Transactions.    Prior to June 6, 2002, we were owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common stock to an investor group led by Heartland. As a result of the transactions, we did not establish a new basis of accounting as Heartland is the controlling shareholder for both us and Metaldyne and the transactions were accounted for as a reorganization of entities under common control. Our financial information includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributable to us, which are deemed by management to be reasonable but are not necessarily reflective of those costs to us on an ongoing basis.

Accounts Receivable.    Accounts receivable are presented net of allowances for doubtful accounts. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We do not believe that significant credit risk exists. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, ten to 40 years and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from six to 40 years, while technology and other intangibles are amortized over periods ranging from five to 30 years. As of January 1, 2004, trademarks and trade names are classified as indefinite-lived intangibles and we will discontinue amortization.

Goodwill and Other Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying values. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. During the fourth quarter of 2003, we recorded a goodwill impairment of $7.6 million related to our precision cutting tools business within the Industrial Specialties segment. We also review definite-lived intangible assets on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Future changes in our business or the markets for our products could result in impairments of goodwill or other intangible assets that might be required to be recorded in future periods.

Pension and Postretirement Benefits Other than Pensions.    Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, we review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

Other Loss Reserves.    We have numerous other loss exposures, such as environmental claims, product liability, litigation and realizability of deferred tax assets. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We estimate losses under the programs using consistent and appropriate methods; however, changes to our assumptions could materially affect our recorded liabilities for loss. Where available, we utilize published credit ratings for our debtors to assist us in determining the amount of required reserves.

Item 7A.    Quantitative And Qualitative Disclosures About Market About Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — General Financial Analysis" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, "Long-term Debt," in the notes to the financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
    and Shareholders
TriMas Corporation:

We have audited the accompanying balance sheet of TriMas Corporation and subsidiaries as of December 31, 2003, and the related statements of operations, cash flows, and shareholders' equity and Metaldyne Corporation net investment and advances for the year then ended. In connection with our audit of these financial statements, we also have audited the financial statement schedule included in the Annual Reoprt on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/   KPMG LLP

Detroit, Michigan
March 16, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and
Board of Directors of
TriMas Corporation:

In our opinion, the accompanying balance sheet and the related statements of operations, of cash flows and of shareholders' equity and Metaldyne Corporation net investment and advances present fairly, in all material respects, the financial position of TriMas Corporation and its subsidiaries and of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation which constitute TriMas Corporation (as more fully described in Note 1), at December 31, 2002 and the results of their operations and their cash flows for the each of two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2002 and December 31, 2001, when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002. In addition, as more fully described in Note 1 to the financial statements, the previously issued financial statements have been revised for all periods to include the balances and operations of the Fittings Business acquired from Metaldyne Corporation on May 9, 2003.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 27, 2003, except for the matters described in the second paragraph of Note 1 and Note 18, which are as of December 24, 2003

TriMas Corporation
Balance Sheet
December 31, 2003 and 2002
(dollars in thousands)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$6,780	$100,440
Receivables	118,970	95,690
Inventories	124,090	93,120
Deferred income taxes	10,900	18,660
Prepaid expenses and other current assets	8,440	9,830
Total current assets	269,180	317,740
Property and equipment, net	187,420	243,620
Goodwill	658,900	519,050
Other intangibles, net	322,750	283,100
Other assets	61,780	62,550
Total assets	$1,500,030	$1,426,060
LIABILITIES, SHAREHOLDERS' EQUITY AND METALDYNE CORPORATION NET INVESTMENT AND ADVANCES
Current liabilities:
Current maturities, long-term debt	$10,920	$2,990
Accounts payable	94,130	57,400
Accrued liabilities	75,100	64,300
Due to Metaldyne	4,400	9,960
Total current liabilities	184,550	134,650
Long-term debt	725,060	693,190
Deferred income taxes	149,030	156,810
Other long-term liabilities	37,770	31,080
Due to Metaldyne	6,960	11,960
Total liabilities	1,103,370	1,027,690
Commitments and contingencies (Note 14)	—	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding 20,010,000 and 19,250,000 shares, respectively	200	190
Paid-in capital	399,870	387,500
Retained deficit	(38,240)	(6,940)
Accumulated other comprehensive income	34,830	7,340
Metaldyne Corporation net investment and advances	—	10,280
Total shareholders' equity and Metaldyne Corporation net investment and advances	396,660	398,370
Total liabilities, shareholders' equity and Metaldyne Corporation net investment and advances	$1,500,030	$1,426,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
Net sales	$905,400	$750,250	$748,400
Cost of sales	(673,430)	(555,660)	(546,960)
Gross profit	231,970	194,590	201,440
Selling, general and administrative expenses	(175,520)	(124,980)	(132,740)
Impairment of goodwill	(7,600)	—	—
Operating profit	48,850	69,610	68,700
Other income (expense), net:
Interest expense	(64,780)	(60,810)	(73,860)
Loss on disposition of property and equipment	(20,110)	(1,800)	(1,400)
Other, net	(480)	(2,310)	(2,660)
Other expense, net	(85,370)	(64,920)	(77,920)
Income (loss) before income tax (expense) benefit and cumulative effect of change in accounting principle	(36,520)	4,690	(9,220)
Income tax (expense) benefit	5,590	(2,820)	(1,950)
Income (loss) before cumulative effect of change in accounting principle	(30,930)	1,870	(11,170)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—
Net loss	$(30,930)	$(34,760)	$(11,170)

Basic loss per share:
Before cumulative effect of change in accounting principle	$(1.54)
Cumulative effect of change in recognition and measurement of goodwill impairment	—
Net loss attributable to common stock	$(1.54)
Weighted average common shares	20,047,090

Diluted loss per share:
Before cumulative effect of change in accounting principle	$(1.54)
Cumulative effect of change in recognition and measurement of goodwill impairment	—
Net loss attributable to common stock	$(1.54)
Weighted average common shares	20,047,090

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(30,930)	$(34,760)	$(11,170)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of impact of acquisitions:
Impairment of goodwill	7,600	—	—
Cumulative effect of accounting change	—	36,630	—
Net loss on disposition of property and equipment	20,110	1,800	1,400
Depreciation and amortization	54,850	39,720	54,730
Deferred income taxes	(15,140)	(6,780)	9,110
Provision for inventory write-down	—	8,500	—
Legacy stock award expense	4,830	4,240	—
Amortization of debt issue costs	4,120	2,150	—
Net proceeds from accounts receivable securitization	—	14,560	4,570
Repurchase of securitized accounts receivable from Metaldyne	—	(74,540)	—
Payment to Metaldyne to fund contractual liabilities	(6,370)	(15,130)	—
(Increase) decrease in receivables	610	(220)	20,160
(Increase) decrease in inventories	(1,470)	(3,260)	16,810
Increase in prepaid expenses and other assets	(4,110)	(1,310)	(1,400)
Increase (decrease) in accounts payable and accrued liabilities	8,940	8,540	(7,940)
Other, net	(1,680)	(2,140)	(7,560)
Net cash provided by (used for) operating activities, net of acquisition impact	41,360	(22,000)	78,710
Cash flows from investing activities:
Capital expenditures	(31,690)	(33,990)	(19,090)
Proceeds from sales of fixed assets	76,180	5,720	6,780
Acquisition of businesses, net of cash acquired	(205,770)	(1,920)	—
Investment in HammerBlow	—	(9,000)	—
Other, net	—	100	(710)
Net cash used for investing activities	(161,280)	(39,090)	(13,020)
Cash flows from financing activities:
Net proceeds from issuance of common stock	35,200	259,730	—
Repurchase of common stock	(20,000)	—	—
Proceeds from senior credit facility	75,000	260,000	—
Repayments of borrowings on senior credit facility	(42,600)	—	—
Proceeds from borrowings on revolving credit facility	390,700	—	—
Repayments of borrowings on revolving credit facility	(390,700)	—	—
Debt issuance costs	(2,150)	(31,920)	—
Increase (decrease) in Metaldyne Corporation net investment and advances	(18,890)	13,730	(36,810)
Payments on notes payable	(600)	—	—
Issuance of note payable	300	—	—
Issuance of senior subordinated debentures	—	435,850	—
Repayment of bank debt attributed from Metaldyne	—	(440,760)	—
Dividend to Metaldyne	—	(338,080)	—
Net payments of other debt	—	(800)	(32,160)
Net cash provided by (used for) financing activities	26,260	157,750	(68,970)

Cash and cash equivalents:
Increase (decrease) for the year	(93,660)	96,660	(3,280)
At beginning of year	100,440	3,780	7,060
At end of year	$6,780	$100,440	$3,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances
For the Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands)

	Metaldyne Corporation Net Investment and Advances	Common stock	Paid-in capital	Retained deficit	Accumulated other comprehensive income (loss)	Total

Balances, December 31, 2000	$580,380	$—	$—	$—	$3,220	$583,600
Comprehensive income (loss):
Net loss	(11,170)	—	—	—	—	(11,170)
Foreign currency translation	—	—	—	—	(4,720)	(4,720)
Minimum pension liability (net of tax of $110)	—	—	—	—	180	180
Total comprehensive loss						(15,710)
Net change in Metaldyne Corporation net investment and advances	(34,270)	—	—	—	—	(34,270)

Balances, December 31, 2001	$534,940	$—	$—	$—	$(1,320)	$533,620
Comprehensive income (loss):
Net loss	(27,820)	—	—	(6,940)	—	(34,760)
Foreign currency translation	—	—	—	—	9,990	9,990
Minimum pension liability (net of tax of $600)	—	—	—	—	(1,330)	(1,330)

Total comprehensive loss						(26,100)
Net proceeds from issuance of common stock	—	130	259,600	—	—	259,730
Dividend to Metaldyne Corporation	(338,080)	—	—	—	—	(338,080)
Net change in Metaldyne Corporation net investments and advances	(13,310)	—	—	—	—	(13,310)
Reclassification of Metaldyne Corporation net investment and advances balance	(145,450)	60	145,390	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	(17,490)	—	—	(17,490)

Balances, December 31, 2002	$10,280	$190	$387,500	$(6,940)	$7,340	$398,370
Comprehensive income (loss):
Net income (loss)	370	—	—	(31,300)	—	(30,930)
Foreign currency translation	—	—	—	—	29,620	29,620
Minimum pension liability (net of tax of $1,200)	—	—	—	—	(2,130)	(2,130)
Total comprehensive loss						(3,440)
Net proceeds from issuance of common stock	—	20	35,180	—	—	35,200
Repurchase of common stock	—	(10)	(19,990)	—	—	(20,000)
Net change in Metaldyne Corporation net investments and advances	5,570	—	—	—	—	5,570
Payment to Metaldyne Corporation to acquire fasteners business	(22,710)	—	—	—	—	(22,710)
Excess of amount paid for fasteners business over net assets acquired	6,490	—	(6,490)	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	3,670	—	—	3,670
Balances, December 31, 2003	$—	$200	$399,870	$(38,240)	$34,830	$396,660

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

TriMas Corporation ("TriMas" or the "Company"), through its subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in four business segments with diverse products and market channels. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers and retail outlets. The Industrial Specialties segment produces flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems. The Fastening Systems segment produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners used in automotive and industrial applications, and highly engineered specialty fasteners for the global aerospace industry.

On May 9, 2003, the Company acquired a fasteners manufacturing business ("Fittings") from Metaldyne Corporation ("Metaldyne") for approximately $22.7 million on a debt free basis. The acquired business is a manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland Industrial Partners ("Heartland"). The acquired business had revenues of approximately $16.1 million, $16.7 million and $16.0 million in 2003, 2002 and 2001, respectively, and net assets of approximately $12.4 million, $10.3 million and $12.6 million, respectively. Because the Company and Metaldyne are under common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results for prior periods have been revised to include the financial results of Fittings, including the allocation of certain charges to Fittings. Examples of such allocations include a Metaldyne management fee and interest expense on Fittings' net investment and advances balance. These allocations are based on estimates that management believes are reasonable. Additional adjustments to paid-in capital may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction date. The net asset amount related to Fittings is included in the Metaldyne Corporation net investment and advances balance in the accompanying balance sheet. The Guarantor note information in Note 21 has been revised to include the Fittings balances in the Guarantor column for all periods presented.

Prior to June 6, 2002 and the common stock issuance and related financing transactions discussed in Note 2 below and the acquisition of Fittings from Metaldyne on May 9, 2003, the accompanying financial statements represent the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne which comprised TriMas. The combined financial statements include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company. Subsequent to May 9, 2003, the financial position and results of operations of the Company and its subsidiaries are presented on a consolidated basis and the Company no longer files a consolidated tax return with Metaldyne subsequent to June 6, 2002.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

2.    Recapitalization

On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a $150 million revolving credit facility, a $260 million term loan facility and a $125 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840 million in the form of cash, retirement of debt owed by TriMas to Metaldyne or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15 million. At December 31, 2003, this warrant had not been exercised. The common stock and warrants are valued based upon the cash equity investment made by Heartland and the other investors. At December 31, 2003, Metaldyne owned 25.6% of the Company's common stock on a fully diluted basis.

This transaction was also accounted for as a reorganization under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in-capital related to Metaldyne's investment in the Company have been recorded to reflect finalization of certain estimated amounts at the transaction closing date.

3.    Summary of Significant Accounting Policies

Principles of Consolidation.    As more fully described in Note 1, the accompanying financial statements include the accounts and transactions of TriMas and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment; goodwill and other intangibles; valuation allowances for receivables, inventories and deferred income tax assets; reserves for legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

Revenue Recognition.    Revenues from product sales, except products shipped on a consignment basis, are recognized when products are shipped or services are provided to customers, the customer takes ownership and assumes risks of loss, the sales price is fixed and determinable and collectibility is reasonably assured. For products shipped on a consignment basis, revenue is recognized when the customer provides notice of end product use or sale.

Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $4.8 million and $4.3 million at December 31, 2003 and 2002, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts. The Company does not believe that significant credit risk exists due to its diverse customer base.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.

Property and Equipment, Net.    Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statement of operations. Repair and maintenance costs are charged to expense as incurred.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6 to 40 years, while technology and other intangibles are amortized over periods ranging from 5 to 30 years.

Goodwill and Other Intangibles.    Prior to 2002, goodwill was amortized using the straight-line method over 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and discontinued amortizing goodwill. The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill and indefinite lived intangibles, the Company estimates fair value using the present value of expected future cash flows and other valuation measures.

The Company recognizes an impairment loss if the carrying amount of other intangibles and long-lived assets is not recoverable from the assets' undiscounted cash flows. The Company reviews annually the status of customers underlying its customer relationship intangibles and records a write-off when facts and circumstances conclusively indicate that a specific customer relationship is lost. The Company tests other intangibles for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitor activities and other economic factors.

Fair Value of Financial Instruments.    The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of the term loan debt approximates fair value, based on market comparisons to debt instruments of like kind and quality, while the senior subordinated notes traded at an approximate 3.5% premium over par value as of December 31, 2003.

Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States ("U.S.") are measured using the currency of the primary economic environment in which they operate as the functional currency. Transaction gains (losses) were approximately $0.6 million, $1.2 million, and $(0.1) million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity and Metaldyne Corporation net investment and advances.

Self-insurance.    The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Reserves are recorded based upon the Company's estimates of the aggregate liability for

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change.

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

Shipping and Handling Expenses.    Freight costs are included in cost of sales and a portion of shipping and handling expenses are included in the selling, general and administrative category in the accompanying statement of operations. Shipping and handling costs included in selling, general and administrative accounts were $6.5 million, $2.3 million and $2.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were $9.9 million, $7.8 million and $7.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred and approximated $1.5 million, $1.3 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Earnings Per Share.    Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the year ended December 31, 2003. Earnings per share was not calculated for the years ended December 31, 2002 and 2001, during which time the Company was a subsidiary of Metaldyne for all or a portion of the year. All 1,717,567 stock options and 750,000 common stock warrants have been excluded from the earnings per share calculation, as they would have been antidilutive.

Stock-based Compensation.    SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no stock-based employee compensation cost is reflected in the accompanying statement of operations, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net loss and loss per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	For the Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(30,930)	$(34,760)	$(11,170)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(930)	—	(180)
Pro-forma net loss	$(31,860)	$(34,760)	$(11,350)
Loss per share:
Basic, as reported	$(1.54)
Basic, pro-forma for stock-based compensation	$(1.59)
Diluted, as reported	$(1.54)
Diluted, pro-forma for stock-based compensation	$(1.59)

Income Taxes.    The Company computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas assets and liabilities. Subsequent to June 6, 2002, the Company no longer files a consolidated tax return with Metaldyne. In 2001 and prior years, TriMas was included in the consolidated U.S. federal income tax return of Metaldyne. Income tax expense was computed on a separate return basis in those years; however, substantially all current income tax related liabilities were due to Metaldyne.

Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

4.    New Accounting Pronouncements

In December 2003, the FASB issued a revised FASB Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities" FIN 46R requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement is effective immediately for any variable interest entity created on or after January 31, 2003 and after March 15, 2004 for entities created before January 31, 2003. The adoption of FIN 46R will not have an impact on the Company's financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 provides guidance for how a company should classify and measure certain financial instruments that have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for any qualifying financial instruments issued after May 31, 2003 and becomes effective for such pre-existing financial instruments in the third quarter of 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original statement. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) is effective for fiscal years ending after December 15, 2003, although certain disclosure requirements have been deferred until fiscal years ending after June 15, 2004. The Company's disclosures in Note 16 incorporate the requirements of the revised statement.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

5.    Acquisitions

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow. The total consideration paid was $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net, of the purchase price was deferred and was paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates. The Company has finalized third-party valuations of certain intangible assets and is in the process of determining costs of restructuring plans associated with these businesses. The allocation of the purchase price is subject to refinement of these estimates and consists of the following:

(in thousands)	HammerBlow	Highland	Total
Current assets	$35,420	$18,530	$53,950
Property and equipment	19,840	5,980	25,820
Other intangible assets	46,590	18,500	65,090
Goodwill	86,500	42,900	129,400
Deferred taxes and other	2,380	1,280	3,660
Total assets acquired	190,730	87,190	277,920
Current liabilities	22,030	3,140	25,170
Deferred tax liabilities	23,450	10,510	33,960
Total liabilities assumed	45,480	13,650	59,130
Net assets acquired	$145,250	$73,540	$218,790

The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, of which approximately $1.7 million and $2.3 million of this amount was included in cost of sales during the quarters ended June 30, 2003 and March 30, 2003, respectively. Of the $65.1 million of acquired other intangible assets, $46.8 million was assigned to Customer Relationships with a useful life of 15 years, $13.5 million was assigned to Trademarks with an indefinite life and the remaining $4.8 million was assigned to Technology and Other with useful lives ranging from 7 - 10 years. The $129.4 million of goodwill is assigned to the Cequent Transportation Accessories segment.

The results of these acquisitions are included in the Company's December 31, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

acquisition of Tekonsha and SurePull occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003 and 2002, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it is not a recurring expense.

	For the Year Ended December 31,
(in thousands)	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
		(unaudited)		(unaudited)
Net sales	$905,400	$921,820	$750,250	$908,970
Operating profit	48,850	53,640	69,610	86,770
Income (loss) before cumulative effect of accounting change	(30,930)	(28,690)	1,870	4,800
Net loss	$(30,930)	$(28,690)	$(34,760)	$(31,830)
Loss per share:
Basic, as reported	$(1.54)	$(1.43)
Diluted, as reported	$(1.54)	$(1.43)
Weighted average common shares	20,047,090

In addition, the Company completed two minor asset acquisitions, one each in the Cequent Transportation Accessories and Industrial Specialties segments. The impact of the acquisitions to the Company's reported results is not material.

6.    Goodwill and Other Intangible Assets

During the fourth quarter of 2003, the Company recorded a non-cash, after tax goodwill impairment charge of $7.6 million related to the Company's precision cutting tools business within the Industrial Specialties group. This business continues to experience a lack of growth in end markets for its products. Sales, earnings and cash flow forecasts included in the Company's five year plan were revised resulting in the goodwill impairment loss. The charge is included in determining operating profit in the accompanying statement of operations.

In the second quarter of 2002, the Company recorded a non-cash, after tax goodwill impairment charge of $36.6 million related to the Company's industrial fasteners business. The charge was recorded in connection with the Company's completion of its transitional impairment test in the adoption of SFAS No. 142. Sales, operating profits and cash flows for that business were lower than expected due to the overall economic downturn and cyclical declines in certain markets for the Company's products. Based on that trend, the earnings and cash flow forecasts for the next five years were revised resulting in the goodwill impairment loss. Consistent with the requirements of SFAS No. 142, the Company recognized this impairment charge as of January 1, 2002 as the cumulative effect of change in accounting principle.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

(in thousands)	Cequent Transportation Accessories	Rieke Packaging Systems	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2001	$228,870	$158,370	$89,720	$72,120	$549,080
Goodwill from acquisition	—	—	—	1,220	1,220
Reversal of restructuring reserve and other adjustments	(2,840)	590	140	200	(1,910)
Impairment loss	—	—	(36,630)	—	(36,630)
Foreign currency translation and other	1,040	6,340	—	(90)	7,290
Balance, December 31, 2002	$227,070	$165,300	$53,230	$73,450	$519,050
Goodwill from acquisitions	130,070	—	—	750	130,820
Reversal of restructuring reserve established in purchase accounting, net of tax	(370)	—	(100)	—	(470)
Impairment loss	—	—	—	(7,600)	(7,600)
Foreign currency translation and other	8,040	8,030	230	800	17,100
Balance, December 31, 2003	$364,810	$173,330	$53,360	$67,400	$658,900

The following table summarizes the effect on net loss and loss per share of excluding amortization expense related to goodwill that is no longer being amortized per the requirements of SFAS No. 142:

(in thousands, except per share amounts)	2003	2002	2001
Net loss, as reported	$(30,930)	$(34,760)	$(11,170)
Add back: goodwill amortization	—	—	13,630
Net income (loss), as adjusted	$(30,930)	$(34,760)	$2,460
Loss per share, as reported	$(1.54)	NA	NA
Loss per share, as adjusted	$(1.54)	NA	NA

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2003 and 2002 are summarized below. The Company amortizes these assets over periods ranging from 5 to 40 years.

	As of December 31, 2003		As of December 31, 2002
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(8,090)	$26,500	$(5,460)
15 – 25 years	102,200	(11,140)	58,210	(5,060)
40 years	105,460	(8,600)	111,580	(5,790)
Total customer relationships	234,160	(27,830)	196,290	(16,310)
Trademark/Trade names	68,400	(4,200)	54,390	(2,830)
Technology and other:
5 – 15 years	27,740	(8,700)	22,550	(5,670)
18 – 30 years	38,530	(5,350)	38,190	(3,510)
Total technology and other	66,270	(14,050)	60,740	(9,180)
	$368,830	$(46,080)	$311,420	$(28,320)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Amortization expense related to technology and other intangibles was approximately $4.9 million, $4.4 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles and trademarks and trade names was approximately $23.3 million, $9.9 million and $9.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations. Included in these amounts are non-cash charges of $11.0 million and $0.4 million for the years ended December 31, 2003 and 2002, respectively, to write-off customer relationship intangibles, as the Company no longer maintains a sales relationship with several customers as a result of business or other financial considerations.

Estimated amortization expense for the next five fiscal years beginning after December 31, 2003 is as follows: 2004 - $15.8 million; 2005 - $15.7 million; 2006 - $14.2 million; 2007 - $13.6 million, and; 2008 - $13.6 million.

7.    Restructurings

As more fully described below, the Company has adopted the following restructuring plans at certain of its business units during 2003.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems group and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. This action will result in the elimination of approximately 100 positions, of which approximately 50 have been eliminated as of December 31, 2003. The plan is expected to be completed in 2004. The Company has recorded charges of approximately $2.7 million related to the consolidation, of which approximately $0.9 million relates to the curtailment of a defined benefit pension plan for certain union-hourly employees and $1.8 million relates to a reserve for severance obligations. As of December 31, 2003, severance costs of approximately $0.9 million had been charged against this portion of the reserve.

Also during the second quarter of 2003, the Company's Industrial Specialties segment adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the segment will rationalize the back office general and administrative support within certain of its branch service centers. These actions resulted in the elimination of approximately 70 positions during 2003. The plan is expected to be completed in 2004. The Company has established a reserve for severance obligations of approximately $1.0 million in connection with this plan. As of December 31, 2003, costs of approximately $0.6 million had been charged against this reserve.

In connection with the acquisitions of HammerBlow and Highland, the Company established a preliminary reserve of approximately $5.9 million, of which approximately $1.4 million related to facility closure costs and $4.5 million related to severance obligations. As of December 31, 2003, costs of approximately $0.8 million had been charged against this reserve. The Company will finalize its restructuring plan related to the HammerBlow and Highland acquisitions in the first quarter of 2004.

In addition to the new restructuring plans in 2003, the Company continues implementation activities of its restructuring plan adopted in connection with the acquisition of Metaldyne by Heartland in November 2000. In connection with this November 2000 restructuring plan, approximately 580 jobs have been eliminated as a result of these restructuring actions, with the remaining severance amounts to be paid during 2004. The Company also closed, consolidated and rationalized certain operational and back office facilities as a part of this restructuring plan. The Company expects the closure costs related to these facilities to run out through 2005. The following table summarizes reserves established in purchase accounting in connection with the November 2000 plan and the subsequent related activity:

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

(in thousands)	Severance	Closure Costs	Total
Reserve at November 28, 2000	$19,770	$3,690	$23,460
Cash	—	—	—
Non-cash	—	—	—
Reserve at December 31, 2000	19,770	3,690	23,460
Cash	(6,400)	(80)	(6,480)
Non-cash	—	—	—
Reserve at December 31, 2001	13,370	3,610	16,980
Cash	(6,230)	(1,020)	(7,250)
Non-cash	—	(110)	(110)
Reversal of restructuring reserves	(2,550)	—	(2,550)
Reserve at December 31, 2002	4,590	2,480	7,070
Cash	(3,180)	(840)	(4,020)
Non-cash	—	—	—
Reversal of restructuring reserves	—	(690)	(690)
Reserve at December 31, 2003	$1,410	$950	$2,360

8.    Accounts Receivable Securitization

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.4 million for the year ended December 31, 2003. At December 31, 2003 and 2002, no receivables were sold under this arrangement and the Company had $49.0 million and $46.6 million, respectively, available but not utilized as of the balance sheet date. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The proceeds from the sale of TriMas' accounts receivable were $14.6 million during the period January 1, 2002 to June 6, 2002 and $61.6 million through December 31, 2001. The net proceeds of TriMas' attributed portion of receivables sold to MTSPC were less than the face amount of accounts receivable sold by approximately $2.4 million during the period January 1, 2002 to June 6, 2002 and $3.7 million in 2001. These differences approximate the purchaser's financing costs and are included in other expense in the accompanying statement of operations. The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. In 2003, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and average discount rate of 2.2%. During the period January 1, 2002 to June 6, 2002, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and an average discount rate of 1.9%. In 2001, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and average discount rate of 5.3%.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

At December 31, 2002 and 2001, Fittings had sold approximately $2.3 million and $2.0 million, respectively, of receivables to MTSPC, as they remained a part of the Metaldyne program.

9.    Inventories

Inventories consist of the following components:

(in thousands)	December 31, 2003	December 31, 2002
Finished goods	$68,060	$51,170
Work in process	17,770	13,460
Raw materials	38,260	28,490
Total inventories	$124,090	$93,120

10.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	December 31, 2003	December 31, 2002
Land and land improvements	$3,240	$8,810
Buildings	52,840	46,100
Machinery and equipment	190,290	237,180
	246,370	292,090
Less: Accumulated depreciation	58,950	48,470
Property and equipment, net	$187,420	$243,620

Depreciation expense was approximately $26.4 million in 2003, $25.3 million in 2002 and $26.9 million in 2001.

11.    Accrued Liabilities

(in thousands)	December 31, 2003	December 31, 2002
Self-insurance	$14,150	$13,250
Vacation, holiday and bonus	14,580	10,320
Restructuring reserves, due within one year	3,600	7,070
Other	42,770	33,660
Total accrued liabilities	$75,100	$64,300

12.    Long-term Debt

The Company's long-term debt at December 31, net of the unamortized discount of $2.5 million and unamortized premium of $0.8 million from the face value of the Company's 9 7/8% senior subordinated notes at December 31, 2003, is as follows:

(in thousands)	December 31, 2003	December 31, 2002
Bank debt	$291,780	$259,375
9 7/8% senior subordinated notes, due June 2012	436,070	435,975
Other	8,130	830
	735,980	696,180
Less: Current maturities, long-term debt	10,920	2,990
Long-term debt	$725,060	$693,190

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

On June 6, 2002, in connection with the issuance of common stock and related financing transactions, the Company entered into two long-term financing arrangements. In the first arrangement, the Company issued $352.8 million face value of 9 7/8% senior subordinated notes due 2012 ("Notes") in a private placement under Rule 144A of the Securities Act of 1933, as amended. Additionally, on December 10, 2002, the Company issued an additional $85.0 million face value 9 7/8% senior subordinated notes due 2012 pursuant to the June 6, 2002 indenture. These notes were issued at a premium of approximately $0.9 million. These notes were issued to obtain cash to repurchase approximately $20.0 million of TriMas common stock owned by Metaldyne, to fund potential acquisitions, for debt repayment and for other general corporate purposes.

In the second long-term financing arrangement, the Company entered into a credit facility ("Credit Facility") with a group of banks consisting of a $260 million senior term loan which matures December 31, 2009. The Company subsequently amended and restated the Credit Facility on June 6, 2003, and further amended it on December 17, 2003, principally to increase the term loan facility from $260 million to $335 million and to modify certain financial covenants. The term loan is payable in quarterly installments of approximately $0.7 million. In addition to the term loan, the Credit Facility includes a senior revolving credit facility with a total principal commitment of $150 million, including up to $100 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40 million in aggregate, against revolving credit facility commitments. At December 31, 2003 and 2002, the Company had letters of credit of approximately $26.0 million and $23.5 million, respectively, issued and outstanding. The Company pays a commitment fee, ranging from 0.50% – 0.75%, with respect to unused principal commitments, net of letters of credit issued, under the Credit Facility. The obligations under the Credit Facility are collateralized by substantially all of the Company's assets and unconditionally and irrevocably guaranteed jointly and severally by TriMas Corporation, the parent company, and each of the borrowers existing and subsequently acquired or organized domestic subsidiaries, other than TSPC, pursuant to the terms of a separate guarantee agreement. Although no foreign subsidiaries are currently borrowers under the Credit Facility, such entities may borrow under the facility in the future.

Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's Leverage Ratio, as defined, and is 2.25% on base rate loans and 3.25% on Eurodollar loans at December 31, 2003. The effective interest rate on credit facility borrowings was 4.65% and 4.44% at December 31, 2003 and 2002, respectively.

The bank debt is an obligation of subsidiaries of the Company. Although the credit agreement does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $806.9 million and $811.5 million at December 31, 2003 and 2002, respectively, are presented in the consolidating financial information in Note 21. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

facility over consolidated EBITDA, as defined), interest expense ratio (cash interest expense over EBITDA, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2003.

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

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2003, the Company was in compliance with all such covenant requirements.

The Company capitalized debt issuance costs paid of $17.1 million and $19.4 million associated with the Credit Facility and the Notes, respectively. These amounts consist primarily of legal, accounting and transaction advisory fees, and facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the term of the Credit Facility and Notes, respectively. Unamortized debt issuance costs of $14.0 million and $12.1 million related to the Credit Facility and $16.6 million and $17.7 million related to the Notes are included in other assets in the accompanying balance sheet at December 31, 2003 and 2002, respectively.

Cash paid for interest was approximately $61.7 million in 2003. From June 6, 2002 to December 31, 2002, the Company paid cash for interest of approximately $22.9 million. Prior to June 6, 2002 and in 2001, interest expense allocated to TriMas was paid by Metaldyne.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Future maturities of the face value of long-term debt at December 31, 2003 are as follows:

Year ending December 31:	(in thousands)
2004	$10,920
2005	2,990
2006	2,890
2007	2,890
2008	2,890
Thereafter	715,110
Total	$737,690

13.    Leases

TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $16.2 million in 2003, $8.4 million in 2002 and $4.6 million in 2001.

During 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain of its machinery and equipment and facilities. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $8.4 million. The Company has a fifteen year lease term with respect to a leaseback of three facilities which require annual lease payments of approximately $1.7 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving credit facility. In connection with these sale-leaseback transactions, the Company recognized losses in the first and second quarters of 2003 of approximately $18.1 million and a deferred gain of approximately $4.6 million in the third quarter of 2003. The loss on disposition of property and equipment is separately identified in the accompanying statement of operations for all periods presented while the deferred gain is included in other long-term liabilities in the accompanying balance sheet and is being amortized to income over the life of the respective lease.

Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2003 are summarized below:

Year ended December 31:	(in thousands)
2004	$24,120
2005	22,180
2006	20,690
2007	19,160
2008	17,990
Thereafter	102,580
Total	$206,720

In the first quarter 2002, as part of financing arranged by Metaldyne and Heartland, the Company entered into sale-leaseback arrangements with a third-party lender for certain facilities utilized by the Company. The 20 year lease term continues until 2022 and requires annual lease payments of approximately $2.7 million per year. The proceeds from these transactions were applied against the Metaldyne Corporation net investment and advance balance. Because Metaldyne provided the third-party lender with a guarantee of the Company's lease obligations, these lease arrangements were accounted for as capitalized leases and lease obligations approximating $19 million at March 31, 2002 were recorded in long-term debt.

As a result of the recapitalization and related financing transactions completed during the second quarter of 2002, Metaldyne no longer guarantees the Company's lease obligations with the third party

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

lender. Subsequent to June 6, 2002, the Company accounts for these lease transactions as operating leases. During the quarter ended June 30, 2002, the Company eliminated the capitalized lease obligation and related capitalized lease assets.

14.    Commitments and Contingencies

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

Another civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including TriMas, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of defendants, including TriMas, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site.

As of March 16, 2004, the Company is party to approximately 829 pending cases involving approximately 34,423 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products that distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.0 million. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase and we may be subjected to further claims with respect to the former activities of our acquired gasket distributors.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of the aforementioned litigations will have a material adverse effect on its consolidated financial position and future results of operations and cash flows. However, there can be no assurance that future legal and factual developments will not result in a material adverse impact on our financial condition and future results of operations.

The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company's financial position or results of operations.

15.    Related Parties

    Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

In connection with the common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $6.4 million and $15.1 million in 2003 and 2002, respectively. During 2003, the Company also settled a net amount of approximately $4.1 million of the assumed contractual obligations. The remaining assumed liabilities of approximately $11.4 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at December 31, 2003.

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

Effective June 6, 2002, the Company entered into a corporate services agreement with Metaldyne. Under the terms of the agreement, TriMas paid Metaldyne an annual services fee of $2.5 million in exchange for human resources, information technology, treasury, audit, internal audit, tax, legal and other general corporate services. To the extent TriMas directly incurred costs related to items covered by the agreement, the $2.5 million fee was reduced accordingly. Effective January 1, 2003, the corporate services agreement was extended through December 31, 2003, but was amended so that the $2.5 million fee was no longer reduced for TriMas' third-party charges. Effective January 1, 2004, the Company entered into an agreement with Metaldyne whereby TriMas will reimburse Metaldyne approximately $0.4 million primarily for certain software licenses maintained by Metaldyne under an existing agreement which expires June 30, 2004.

Net investment and advances reflected the accumulation of transactions between TriMas and Metaldyne through June 6, 2002 and between Fittings and Metaldyne through May 9, 2003. These transactions included operating results, management fees and advances, as discussed below:

•	TriMas was charged a management fee by Metaldyne for various corporate support staff and administrative services. Such fees approximated one percent of net sales and amounted to
$3.5 million in 2002 and $7.5 million in 2001.

•	Certain of TriMas' employee benefit plans and insurance coverages are administered by Metaldyne. These costs as well as other costs incurred on TriMas' behalf were charged directly to TriMas.

•	TriMas was also charged interest expense at various rates on the debt attributed to TriMas from Metaldyne and on the outstanding advance balance from Metaldyne. These charges, including thoses related to the Fittings business, aggregated $30.3 million in 2002 and $73.8 million in 2001.

The related advances were included in Metaldyne Corporation net investment and advances in the accompanying balance sheets. As a result of the Company's common stock issuance and related transactions completed during the second quarter of 2002, Metaldyne's net investment and advances balance at June 6, 2002, net of the cash dividend paid and certain subsequent adjustments to reflect finalization of estimated amounts, was reclassified to paid-in capital in the statement of shareholders' equity. The amount remaining at December 31, 2002 relates to Fittings.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

In April 2003, TriMas repurchased one million shares of its common stock from Metaldyne at $20 per share, the same price as it was valued on June 6, 2002.

In May 2003, in connection with the Fittings acquisition, the Company agreed to sublease from Metaldyne the Fittings facility in Livonia, MI. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in 2003.

    Heartland Industrial Partners

In connection with the common stock issuance and related financing transactions in 2002, TriMas paid Heartland transaction advisory fees of $9.8 million. Of this amount, approximately $3.9 million related to equity transaction costs and were netted against proceeds of the common stock issuance recorded in paid-in capital in the accompanying balance sheet. Approximately $5.9 million related to costs incurred in connection with the original Notes issuance and obtaining the Credit Facility. These amounts were capitalized as debt issuance costs related to these financing transactions and included in other assets in the accompanying balance sheet. The Company also entered into an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During 2003 and 2002, Heartland was paid $4.6 million and $2.8 million, respectively, under this agreement and such amounts are included in selling, general and administrative expense in the accompanying statement of operations.

In December 2002, TriMas paid Heartland approximately $0.9 million in connection with the issuance of the additional $85 million of Notes. Such fees have been capitalized as a component of other assets in the accompanying balance sheet and are being amortized over the life of the Notes.

    Related Party Sales

During 2003 and 2002, the Company sold fastener products to Metaldyne in the amount of approximately $0.4 million and $0.5 million, respectively, and to an affiliate of a shareholder in the amount of approximately $4.5 million and $4.7 million, respectively. These amounts are included in net sales in the accompanying statement of operations.

16.    Employee Benefit Plans

    Pension and Profit-Sharing Benefits.

On January 1, 2003, TriMas implemented a new defined contribution profit sharing plan for the benefit of substantially all TriMas' domestic salaried and non-union hourly employees. The plan contains both noncontributory profit sharing arrangements and contributory plans, as defined. Aggregate charges included in the accompanying statement of operations under this plan were $3.2 million in 2003.

Effective through December 31, 2002, substantially all TriMas salaried employees participated in Metaldyne-sponsored noncontributory profit-sharing and/or contributory defined contribution plans, to which payments were approved annually by Metaldyne's Board of Directors. Aggregate charges included in the accompanying statement of operations under these plans were approximately $2.6 million in 2002 and $2.6 million in 2001. In addition, TriMas salary and non-union hourly employees participated in defined benefit pension plans sponsored by Metaldyne. The expense for these plans was approximately $1.8 million in 2002 and $2.5 million in 2001.

On June 6, 2002, the Metaldyne defined benefit pension plans were curtailed with respect to TriMas employees. Service and salary continued to accrue for the TriMas employees for benefit purposes until December 31, 2002. The liability for these plans remained the obligation of Metaldyne.

TriMas' foreign and union-hourly employees participate in defined benefit pension plans. Certain Metaldyne employees also participated in the TriMas union-hourly plans. In connection with TriMas' recapitalization, the Metaldyne employees and the related plan assets were transferred out of the

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Net periodic pension cost for TriMas' defined benefit pension plans, covering foreign employees, union-hourly employees and certain salaried employees includes the following components:

	(in thousands)
	2003	2002	2001
Service cost	$730	$680	$570
Interest cost	1,570	1,120	1,000
Expected return on assets	(1,590)	(1,430)	(1,350)
Amortization of prior-service cost	20	30	—
Curtailment (gain) loss	890	(240)	—
Amortization of net loss	70	—	—
Net periodic pension cost	$1,690	$160	$220

Major actuarial assumptions used (measurement date of September 30) in accounting for the U.S. defined benefit pension plans at December 31 are as follows:

	2003	2002	2001
Discount rate for obligations	6.25%	6.75%	7.60%
Rate of increase in compensation levels	N/A	N/A	4.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

Major actuarial assumptions used (measurement date of September 30) in accounting for the non-U.S. defined benefit pension plans at December 31 are as follows:

	2003	2002	2001
Discount rate for obligations	6.20%	6.90%	7.00%
Rate of increase in compensation levels	3.65%	4.50%	4.40%
Expected long-term rate of return on plan assets	8.80%	9.00%	9.10%

The following provides a reconciliation of the changes in TriMas' defined benefit pension plans' projected benefit obligations and fair value of assets covering foreign employees and union-hourly employees for each of the years ended December 31, 2003 and 2002 and the funded status as of December 31, 2003 and 2002:

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

	(in thousands)
	2003	2002
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(17,640)	$(14,060)
Service cost	(730)	(680)
Interest cost	(1,570)	(1,120)
Participant contributions	(90)	(70)
Actuarial loss	(2,590)	(1,820)
Benefit payments	1,480	610
Addition of HammerBlow defined benefit pension plan	(5,040)	—
Assumption of benefit restoration plan liability	—	(460)
Curtailment gain (loss)	(570)	240
Change in foreign currency	(1,170)	(620)
Plan amendments	(40)	—
Projected benefit obligations at December 31	$(27,960)	$(17,980)
Accumulated benefit obligations at December 31	$(25,780)	$(15,380)

	(in thousands)
	2003	2002
Changes in Plan Assets
Fair value of plan assets at January 1	$12,750	$14,420
Actual return on plan assets	1,420	(540)
Employer and participant contributions	2,440	480
Benefit payments	(1,480)	(610)
Addition of HammerBlow defined benefit pension plan	2,300	—
Asset transfer adjustment	—	(1,280)
Changes in foreign currency	1,390	470
Fair value of plan assets at December 31	$18,820	$12,940

Funded Status
Plan assets less than projected benefits at December 31	$(9,140)	$(5,030)
Unamortized prior-service cost	8,380	370
Unamortized net loss	70	5,330
Net asset (liability) recognized at December 31	$(690)	$670

	(in thousands)
	2003	2002
Components of the Net Asset Recognized
Prepaid benefit cost	$4,140	$3,030
Accrued benefit liability	(10,110)	(4,820)
Intangible asset	70	370
Accumulated other comprehensive loss	5,210	2,090
Net asset recognized at December 31	$(690)	$670

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Plans with Benefit Obligation Exceeding Plan Assets

	(in thousands)
	2003	2002
Benefit obligation	$22,870	$16,190
Plan assets	10,970	9,130
Benefit obligation in excess of plan assets	$11,900	$7,060

The Company expects to make contributions of approximately $2.4 million to fund its benefit obligations during 2004.

Plan Assets

The weighted average asset allocation of the Company's pension plan assets at September 30, 2003 and 2002 were as follows:

	2003	2002
Equity securities	63%	60%
Debt securities	36%	35%
Real estate	0%	1%
Cash	1%	4%
Total	100%	100%

The Company's investment goal is to provide for capital growth with a moderate level of volatility by investing assets per the above target allocations. The Company invests the plan assets in a balanced portfolio fund of the Northern Trust Company which seeks to provide capital appreciation and current income by investing up to 75% of the plan assets in equity securities and at least 25% in fixed income securities. The portfolio invests primarily in common stocks of U.S. companies with market capitalizations generally in excess of $1.0 billion. The expected long-term rate of return for the plan's total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. The equity securities comprise the largest percentage of the asset allocation as they are projected to have the greatest rate of return on a long-term basis.

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

Net periodic postretirement benefit cost includes the following components:

	(in thousands)
	2003	2002	2001
Service cost	$80	$90	$80
Interest cost	420	480	310
Net amortization	110	100	—
Net periodic postretirement benefit cost	$610	$670	$390

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The following provides a reconciliation of the changes in benefit obligations and status for each of the years ended December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Changes in Benefit Obligations
Benefit obligations at January 1	$(7,720)	$(4,240)
Service cost	(80)	(90)
Interest cost	(420)	(480)
Assumption of additional postretirement liability	—	(260)
Actuarial gain (loss)	740	(3,450)
Curtailment gain	—	290
Participant contributions	(50)	—
Benefit payments	660	510
Benefit obligations at December 31	$(6,870)	$(7,720)

Status
Benefit obligations at December 31	$(6,870)	$(7,720)
Unrecognized loss	2,410	3,250
Net liability at December 31	$(4,460)	$(4,470)

The discount rate used in determining the accumulated postretirement benefit obligation was 6.25% in 2003 and 6.75% in 2002. The measurement date used is September 30. The assumed health care cost trend rate in 2003 was 10.0%, decreasing to an ultimate rate in 2013 of 5%. If the assumed medical cost trend rates were increased by 1%, the accumulated postretirement benefit obligations would increase by $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $40,000. If the assumed medical cost trend rates were decreased by 1%, the accumulated postretirement benefit obligations would decrease by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $40,000. The Company expects to receive employee contributions of approximately $0.1 million and to make contributions of approximately $0.5 million to fund its post-retirement benefit obligations in 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In accordance with FASB Staff Position FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost until such time that the Company determines whether the benefits provided by the plan are actuarially equivalent (as defined in FASB Staff Position 106-b) to Medicare Part D under the Act.

17.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of December 31, 2003, the Company has 1,717,567 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and an exercise price of $20. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering. The following is a summary of the stock options grants during 2003:

Outstanding as of January 1, 2003	—
Granted	1,825,911
Exercised	—
Cancelled	(108,344)
Outstanding as of December 31, 2003	1,717,567
Weighted-average useful life as of December 31, 2003	8.6 years
Options exercisable as of December 31, 2003	—

During 2001, certain TriMas employees were granted a total of 336,763 Metaldyne stock options under the Metaldyne Long Term Equity Incentive Plan. Of this amount, 81,640 options vested while the remaining 255,123 options were canceled in connection with the June 6, 2002 transactions. In connection with the June 6, 2002 stock purchase agreement, each vested Metaldyne option was to be converted into one option to purchase TriMas common stock. As of December 31, 2003, all 81,640 Metaldyne stock options issued to TriMas employees have been converted into TriMas stock options and are vested under the Plan.

The Company has elected to apply the provisions of APB No. 25. Accordingly, no stock option compensation expense is included in the determination of net income in the accompanying statement of operations. The weighted average fair value on the measurement date for the options granted in 2003 was $2.25. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $0.9 million in the year ended December 31, 2003.

The fair value of the options was estimated at the measurement date using the minimum value method, and assumed no dividends or volatility, a risk-free interest rate of 3.0% and an expected option life of 4 years.

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees are holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares become free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock may elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received will increase by 6% per annum from the $16.90 per share recapitalization consideration. TriMas is charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $4.8 million in 2003, $4.3 million in 2002 and $4.1 million in 2001.

18.    Segment Information

TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2003, the Company re-aligned its operating segments and appointed a president for its

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Fastening Systems segment. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has four operating segments involved in the manufacture and sale of the following products:

Rieke Packaging Systems — Closures and dispensing systems for steel and plastic industrial and consumer packaging applications.

Cequent Transportation Accessories — Vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights, brake controls, cargo tie-downs, ramps and other vehicle and trailer accessories.

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

The Company's management uses Adjusted EBITDA as its primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as operating profit before depreciation and amortization, impairment of goodwill and legacy restricted stock award expense. Legacy stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland which was fully paid in January 2004. For purposes of this Note, the Company defines operating net assets as total assets less current liabilities.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	(in thousands)
	2003	2002	2001
Sales
Rieke Packaging Systems	$119,100	$109,050	$105,250
Cequent Transportation Accessories	427,410	282,400	264,680
Industrial Specialties	217,890	209,310	218,810
Fastening Systems	141,000	149,490	159,660
Total	$905,400	$750,250	$748,400
Adjusted EBITDA
Rieke Packaging Systems	$37,350	$35,190	$33,930
Cequent Transportation Accessories	59,360	44,520	42,820
Industrial Specialties	31,760	32,720	31,360
Fastening Systems	8,340	13,590	25,910
Corporate expenses and management fees	(20,680)	(12,380)	(7,330)
Total	$116,130	$113,640	$126,690
Depreciation and Amortization
Rieke Packaging Systems	$10,860	$8,190	$12,290
Cequent Transportation Accessories	19,300	12,640	17,950
Industrial Specialties	10,590	9,210	10,760
Fastening Systems	13,720	9,530	13,620
Corporate	380	150	110
Total	$54,850	$39,720	$54,730
Goodwill Impairment Industrial Specialties	$7,600	$—	$—
Operating Profit
Rieke Packaging Systems	$26,490	$27,000	$21,640
Cequent Transportation Accessories	40,060	31,880	24,870
Industrial Specialties	13,570	23,510	20,600
Fastening Systems	(5,380)	4,060	12,290
Corporate expenses and management fees	(21,060)	(12,530)	(7,440)
Legacy stock award expense	(4,830)	(4,310)	(3,260)
Total	$48,850	$69,610	$68,700

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

	(in thousands)
	2003	2002	2001
Operating Net Assets
Rieke Packaging Systems	$270,650	$337,160	$311,870
Cequent Transportation Accessories	672,140	393,770	385,130
Industrial Specialties	171,210	203,000	188,940
Fastening Systems	193,490	225,200	265,410
Corporate	7,990	132,280	(4,470)
Total	$1,315,480	$1,291,410	$1,146,880
Capital Expenditures
Rieke Packaging Systems	$11,280	$10,720	$3,730
Cequent Transportation Accessories	7,390	12,320	5,350
Industrial Specialties	5,580	4,180	3,520
Fastening Systems	7,200	6,320	6,490
Corporate	240	450	—
Total	$31,690	$33,990	$19,090

The Company's export sales approximated $74.1 million, $39.4 million and $58.7 million in 2003, 2002, and 2001, respectively.

The following table presents the TriMas non-United States (US) revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-US country for which revenue and net assets were material to the combined revenues and net assets of TriMas taken as a whole.

	(in thousands)
	2003		2002		2001
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
Europe	$47,110	$90,930	$39,070	$83,000	$37,020	$63,000
Australia	39,230	27,680	29,050	26,000	22,120	23,000
Other North America	74,090	72,010	33,760	27,000	35,810	13,000
Total non-US	$160,430	$190,620	$101,880	$136,000	$94,950	$99,000

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

19.    Income Taxes

	(in thousands)
	2003	2002	2001
Income (loss) before income tax expense:
Domestic	$(59,250)	$(14,810)	$(17,320)
Foreign	22,730	19,500	8,100
	$(36,520)	$4,690	$(9,220)
Income tax expense (benefit):
Current expense (benefit):
Federal	$210	$3,520	$(10,310)
State and local	1,320	620	500
Foreign	8,020	5,460	2,650
Deferred
Federal	(15,220)	(8,650)	8,180
Foreign	80	1,870	930
	$(5,590)	$2,820	$1,950

The components of deferred taxes at December 31, 2003 and 2002 are as follows:

	(in thousands)
	2003	2002
Deferred tax assets:
Inventories	$1,790	$2,600
Accounts receivable	1,710	1,800
Accrued liabilities and other long-term liabilities	13,070	14,500
Net operating loss	23,000	11,380
Deferred tax liabilities:
Property and equipment	(53,350)	(57,000)
Intangible assets	(120,360)	(106,470)
U.S. tax on undistributed foreign earnings	(3,100)	—
Other, principally prepaid expenses	(890)	(4,960)
Net deferred tax liability	$(138,130)	$(138,150)

As of December 31, 2003 and 2002, net deferred taxes are classified in the accompanying balance sheet as follows:

	2003			2002
	Current	Long-term	Total	Current	Long-term	Total
Deferred tax assets	$11,720	$27,850	$39,570	$18,820	$11,460	$30,280
Deferred tax liabilities	(820)	(176,880)	(177,700)	(160)	(168,270)	(168,430)
Net deferred taxes	$10,900	$(149,030)	$(138,130)	$18,660	$(156,810)	$(138,150)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) before income taxes:

	(in thousands)
	2003	2002	2001
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(12,780)	$1,640	$(3,230)
State and local taxes, net of federal tax benefit	860	400	330
Higher effective foreign tax rate	150	500	750
U.S. tax on undistributed foreign earnings	3,100	—	—
Goodwill impairment	2,660	—	—
Amortization in excess of tax, net	—	—	3,920
Other, net	420	280	180
Income tax expense (benefit)	$(5,590)	$2,820	$1,950

Through June 6, 2002, the Company's results were included in Metaldyne's consolidated income tax returns and the provision for income tax expense (benefit) has been calculated as if the Company filed a separate income tax return(s). As a result of the common stock issuance and related financing transactions that occurred on June 6, 2002, the Company no longer files a consolidated return with Metaldyne and its subsidiaries for U.S. Federal and certain states income tax purposes after such date.

Liabilities for U.S. federal and state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne. Under the terms of the TriMas stock purchase agreement, the income of the Company through June 6, 2002 (inclusive of interest push-down) was absorbed by the Metaldyne and subsidiaries consolidated loss and the Company is not required to reimburse Metaldyne. The 2002 current federal tax provision of $3.5 million approximates this amount with an offsetting adjustment to equity. Liabilities for U.S. federal and state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne.

As of December 31, 2003, the Company has unused U.S. net operating loss ("NOL") carryforwards of approximately $58.4 million which expire from 2019 through 2023. This amount includes a U.S. Federal NOL of approximately $52.1 million generated by TriMas since the June 6, 2002 separation from Metaldyne and $6.3 million of the Metaldyne and subsidiaries consolidated NOL that is required to be allocated to the Company under the Internal Revenue Code and used on the Company's own separately filed Federal tax returns. The Company is required to reimburse Metaldyne for the utilization of the $6.3 million NOL as it occurs. A $2.2 million payable to Metaldyne was recorded upon separation in relation to such NOL. Additionally, the Company has approximately $5.0 million of various state operating loss carryforwards that expire over a variety of dates through 2023.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2003, applicable federal taxes of $3.1 million are provided on amounts anticipated to be remitted. The Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $103.1 million of the excess of the amount for financial reporting over the tax basis of investments in certain foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Tax expense (benefit) for the period January 1, 2002 through December 31, 2002 is shown before the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6 million, for which no tax benefit is available.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Cash taxes paid with respect to state and foreign jurisdictions during 2003 were $8.5 million. Cash taxes paid with respect to foreign jurisdictions were $3.3 million and $3.5 million in 2002 and 2001, respectively.

20.    Summary Quarterly Financial Data (unaudited, in thousands)

	For the year ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$217,970	$250,150	$235,990	$201,290
Operating profit	17,120	22,430	21,670	(12,370)
Net income (loss) before cumulative effect of change in accounting principle	(7,020)	(1,420)	3,670	(26,160)
Net income (loss)	(7,020)	(1,420)	3,670	(26,160)

	For the year ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$195,110	$205,880	$185,750	$163,510
Operating profit	24,910	28,770	7,650	8,280
Net income (loss) before cumulative effect of change in accounting principle	3,800	6,730	(4,040)	(4,620)
Net income (loss)	(32,830)	6,730	(4,040)	(4,620)

21.    Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,180	$2,600	$—	$6,780
Receivables, trade	—	96,720	22,250	—	118,970
Receivables, intercompany	—	—	5,780	(5,780)	—
Inventories	—	104,230	19,860	—	124,090
Deferred income taxes	—	10,600	300	—	10,900
Prepaid expenses and other current assets	—	6,220	2,220	—	8,440
Total current assets	—	221,950	53,010	(5,780)	269,180
Investments in subsidiaries	806,880	183,180	—	(990,060)	—
Property and equipment, net	—	142,500	44,920	—	187,420
Goodwill	—	551,220	107,680	—	658,900
Intangibles and other assets	27,770	349,290	18,620	(11,150)	384,530
Total assets	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$10,920	$—	$—	$10,920
Accounts payable, trade	—	77,100	17,030	—	94,130
Accounts payable, intercompany	—	5,780	—	(5,780)	—
Accrued liabilities	1,920	62,110	11,070	—	75,100
Due to Metaldyne	—	4,400	—	—	4,400
Total current liabilities	1,920	160,310	28,100	(5,780)	184,550
Long-term debt	436,070	288,990	—	—	725,060
Deferred income taxes	—	147,670	12,510	(11,150)	149,030
Other long-term liabilities	—	37,330	440	—	37,770
Due to Metaldyne.	—	6,960	—	—	6,960
Total liabilities	437,990	641,260	41,050	(16,930)	1,103,370
Total shareholders' equity	396,660	806,880	183,180	(990,060)	396,660
Total liabilities and shareholders' equity	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combining Balance Sheet
(in thousands)

	As of December 31, 2002
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Assets
Current assets:
Cash and cash equivalents	$—	$86,570	$13,870	$—	$100,440
Receivables, trade	60	77,870	17,760	—	95,690
Receivables, intercompany	—	6,030	6,120	(12,150)	—
Inventories	—	81,430	11,690	—	93,120
Deferred income taxes	—	18,660	—	—	18,660
Prepaid expenses and other current assets	—	8,920	910	—	9,830
Total current assets	60	279,480	50,350	(12,150)	317,740

Investment in subsidiaries	811,530	128,830	—	(940,360)	—
Property and equipment, net	—	212,760	30,860	—	243,620
Goodwill	—	444,800	74,250	—	519,050
Intangibles and other assets	25,120	324,710	3,230	(7,410)	345,650
Total assets	$836,710	$1,390,580	$158,690	$(959,920)	$1,426,060

Liabilities, Shareholders' Equity and Metaldyne Corporation Net Investment and Advances
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	440	45,910	13,950	(2,900)	57,400
Accounts payable, intercompany	—	6,120	6,030	(12,150)	—
Accrued liabilities	1,950	58,130	4,220	—	64,300
Due to Metaldyne	—	9,960	—	—	9,960
Total current liabilities	2,390	123,110	24,200	(15,050)	134,650

Long-term debt	435,950	257,240	—	—	693,190
Deferred income taxes	—	151,450	5,360	—	156,810
Other long-term liabilities	—	35,290	300	(4,510)	31,080
Due to Metaldyne	—	11,960	—	—	11,960
Total liabilities	438,340	579,050	29,860	(19,560)	1,027,690
Total shareholders' equity and Metaldyne Corporation net investment and advances	398,370	811,530	128,830	(940,360)	398,370
Total liabilities, shareholders' equity and Metaldyne Corporation net investment and advances	$836,710	$1,390,580	$158,690	$(959,920)	$1,426,060

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$760,260	$162,990	$(17,850)	$905,400
Cost of sales	—	(574,430)	(116,850)	17,850	(673,430)
Gross profit	—	185,830	46,140	—	231,970
Selling, general and administrative expenses	—	(152,510)	(23,010)	—	(175,520)
Impairment of goodwill	—	(7,600)	—	—	(7,600)
Operating profit	—	25,720	23,130	—	48,850

Other income (expense), net:
Interest expense	(46,080)	(18,670)	(30)	—	(64,780)
Other, net	—	(17,570)	(3,020)	—	(20,590)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(46,080)	(10,520)	20,080	—	(36,520)
Income tax (expense) benefit	11,150	2,540	(8,100)	—	5,590
Equity in net income (loss) of subsidiaries	4,000	11,980	—	(15,980)	—
Income (loss) before cumulative effect of change in accounting principle	(30,930)	4,000	11,980	(15,980)	(30,930)
Cumulative effect of change in accounting principle	—	—	—	—	—
Net income (loss)	$(30,930)	$4,000	$11,980	$(15,980)	$(30,930)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Operations
(in thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$666,980	$99,410	$(16,140)	$750,250
Cost of sales	—	(502,760)	(69,040)	16,140	(555,660)
Gross profit	—	164,220	30,370	—	194,590
Selling, general and administrative expenses	(340)	(112,740)	(11,900)	—	(124,980)
Operating profit	(340)	51,480	18,470	—	69,610

Other income (expense), net:
Interest expense	(21,300)	(37,810)	(1,700)	—	(60,810)
Other, net	(2,110)	(4,360)	2,360	—	(4,110)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(23,750)	9,310	19,130	—	4,690
Income tax (expense) benefit	7,410	(2,900)	(7,330)	—	(2,820)
Equity in net income (loss) of subsidiaries	(18,420)	11,800	—	6,620	—
Income (loss) before cumulative effect of change in accounting principle	(34,760)	18,210	11,800	6,620	1,870
Cumulative effect of change in recognition & measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Net income (loss)	$(34,760)	$(18,420)	$11,800	$6,620	$(34,760)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Operations
(in thousands)

	For the Year Ended December 31, 2001
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$674,640	$91,730	$(17,970)	$748,400
Cost of sales	—	(500,270)	(64,660)	17,970	(546,960)
Gross profit	—	174,370	27,070	—	201,440
Selling, general and administrative expenses	—	(118,240)	(14,500)	—	(132,740)
Operating profit	—	56,130	12,570	—	68,700

Other income (expense), net:
Interest expense	—	(72,180)	(1,680)	—	(73,860)
Other, net	—	(4,210)	150	—	(4,060)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	—	(20,260)	11,040	—	(9,220)
Income tax (expense) benefit	—	2,510	(4,460)	—	(1,950)
Equity in net income (loss) of subsidiaries	(11,170)	3,590	—	7,580	—

Income (loss) before cumulative effect of change in accounting principle	(11,170)	(14,160)	6,580	7,580	(11,170)
Cumulative effect of change in recognition & measurement of goodwill impairment	—	—	—	—	—
Net income (loss)	$(11,170)	$(14,160)	$6,580	$7,580	$(11,170)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$(42,960)	$54,850	$29,470	$—	$41,360
Cash Flows from Investing Activities:
Capital expenditures	—	(24,910)	(6,780)	—	(31,690)
Proceeds from sales of fixed assets	—	76,180	—	—	76,180
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)
Net cash used for investing activities	—	(123,530)	(37,750)	—	(161,280)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	35,200	—	—	—	35,200
Repurchase of common stock	(20,000)	—	—	—	(20,000)
Proceeds from senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(42,600)	—	—	(42,600)
Proceeds from borrowings on revolving credit facility	—	390,700	—	—	390,700
Repayments of borrowings on revolving credit facility	—	(390,700)	—	—	(390,700)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	(18,890)	—	—	(18,890)
Payments on notes payable	—	(600)	—	—	(600)
Issuance of note payable	—	300	—	—	300
Intercompany transfers (to) from subsidiaries	29,910	(26,920)	(2,990)	—	—
Net cash provided by (used for) financing activities	42,960	(13,710)	(2,990)	—	26,260
Cash and Cash Equivalents:
Decrease for the year	—	(82,390)	(11,270)	—	(93,660)
At beginning of year	—	86,570	13,870	—	100,440
At end of year	$—	$4,180	$2,600	$—	$6,780

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(20,270)	$(18,300)	$16,570	$—	$(22,000)
Cash Flows from Investing Activities:
Capital expenditures	—	(29,360)	(4,630)	—	(33,990)
Proceeds from sales of fixed assets	—	5,720	—	—	5,720
Investment in Hammerblow	—	(9,000)	—	—	(9,000)
Acquisition of businesses, net of cash acquired	—	(1,920)	—	—	(1,920)
Other, net	—	100	—	—	100
Net cash used for investing activities	—	(34,460)	(4,630)	—	(39,090)
Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	259,730	—	—	—	259,730
Increase in debt	435,850	260,000	—	—	695,850
Debt issuance costs	(18,760)	(13,160)	—	—	(31,920)
Payment of debt	—	(441,560)	—	—	(441,560)
Dividend to Metaldyne Corporation	(338,080)	—	—	—	(338,080)
Intercompany transfers (to) from subsidiary	(260,790)	260,790	—	—	—
Increase (decrease) in Metaldyne Corporation net investment and advances	(57,680)	71,320	90	—	13,730
Net cash provided by financing activities	20,270	137,390	90	—	157,750
Cash and Cash Equivalents:
Increase for the year	—	84,630	12,030	—	96,660
At beginning of year	—	1,940	1,840	—	3,780
At end of year	$—	$86,570	$13,870	$—	$100,440

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combining Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2001
	Parent		Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$		$65,730	$12,980	$—	$78,710
Cash Flows from Investing Activities:
Capital expenditures		—	(16,390)	(2,700)	—	(19,090)
Proceeds from sales of fixed assets		—	6,000	780	—	6,780
Other, net		—	(710)	—	—	(710)
Net cash used for investing activities		—	(11,100)	(1,920)	—	(13,020)
Cash Flows from Financing Activities:
Payments of debt		—	(20,410)	(11,750)	—	(32,160)
Decrease in Metaldyne Corporation net investment and advances		—	(33,740)	(3,070)	—	(36,810)
Net cash provided by (used for) financing activities		—	(54,150)	(14,820)	—	(68,970)
Cash and Cash Equivalents:
Increase (decrease) for the year		—	480	(3,760)	—	(3,280)
At beginning of year		—	1,460	5,600	—	7,060
At end of year		$—	$1,940	$1,840	$—	$3,780

[THIS PAGE INTENTIONALLY LEFT BLANK.]

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was carried out by management with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

Changes in disclosure controls and procedures

During the last fiscal quarter to which this report relates, we have continued implementation of actions to further enhance and improve our disclosure controls and procedures. These enhancements and improvements relate to internal accounting controls over (1) the Company's closing, consolidation and financial monitoring processes, and (2) use of standardized accounting policies and procedures appropriate to each business unit's activities. Recently added financial management personnel have continued to (a) implement closing and consolidation process improvements, including performance of additional monitoring activities and more timely preparation of account reconciliations; and (b) formally document and communicate the application and use of the Company's critical accounting policies and related procedures to appropriate business unit financial personnel.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Samuel Valenti III	58	Chairman of the Board of Directors
Gary M. Banks	53	Director
Charles E. Becker	56	Director
Timothy D. Leuliette	54	Director
W. Gerald McConnell	40	Director
David A. Stockman	57	Director
Daniel P. Tredwell	45	Director
Grant H. Beard	43	President, Chief Executive Officer and Director
Benson K. Woo	49	Chief Financial Officer
E.R. (Skip) Autry, Jr.	49	Corporate Controller
Lynn A. Brooks	50	President, Rieke Packaging Systems
William A. Fullmer	44	General Counsel and Secretary
Scott D. Hazlett	47	President, Cequent Transportation Accessories
Dwayne M. Newcom	43	Vice President, Human Resources
Edward L. Schwartz	42	President, Industrial Specialties and President, Fastening Systems
Robert J. Zalupski	45	Vice President, Finance and Treasurer

Samuel Valenti III.    Mr. Valenti was elected as Chairman of our board of directors in June 2002 and is a Senior Managing Director of Heartland Industrial Partners, L.P. He has been a director of Masco Capital Corporation since 1988. Mr. Valenti was formerly Vice President—Investments of Masco Corporation from May 1977 to October 1998. Mr. Valenti is a director of Collins & Aikman Corporation and Metaldyne Corporation.

Gary M. Banks.    Mr. Banks was elected as one of our directors in June 2002, and is a Senior Managing Director of Heartland Industrial Partners, L.P. He served as a Director of Documentum, Inc. from March 1999 until its sale in December 2003. Mr. Banks served as Vice President and Chief Information Officer of Sithe Energies, an electricity generation trading company in New York, from October 1999 to May 2000. From August 1998 to July 1999, he was Vice President and Chief Information Officer for Xerox Corporation, a manufacturing company. From June 1992 to July 1998, Mr. Banks served as Director MIS for the agricultural division of Monsanto Inc., a life sciences company. Before joining Monsanto, he spent 15 years with Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Banks is also a director of Metaldyne.

Charles E. Becker.    Mr. Becker was elected as a director in June 2002. For over 25 years, through 1998, Mr. Becker was the CEO and co-owner of Becker Group, Inc., a global automotive interiors components supplier. Becker Group, Inc. was sold to Johnson Controls, Inc. in 1998. In January 1999, Mr. Becker re-acquired ten North American plastic molding and tooling operations from Johnson Controls which subsequently became Becker Group, LLC. He served as the Chairman of Becker Group, LLC from the acquisition through 2001. Mr. Becker is also the owner and chairman of Becker Ventures, LLC, which was established in 1998 to invest in a variety of business ventures, including businesses in the manufacturing, real estate and service industries. Mr. Becker is also a director of Metaldyne and Collins & Aikman Corporation.

Timothy D. Leuliette.    Mr. Leuliette was elected as one of our directors in June 2002, and currently serves as Metaldyne's Chairman, President and Chief Executive Officer. He is the former Vice Chairman of Detroit Diesel Corp. and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President & Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President & Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. Mr. Leuliette is also a director of Collins & Aikman Corporation.

W. Gerald McConnell.    Mr. McConnell was elected as a director in June 2002. Mr. McConnell is a Senior Managing Director of Heartland Industrial Partners L.P. Mr. McConnell was formerly a managing director at Deutsche Banc Alex. Brown (formerly Bankers Trust Co.), a banking firm, from 1997 until 1999. From 1991 until 1999, Mr. McConnell specialized in leveraged finance and financial sponsor coverage at Deutsche Banc Alex. Brown. Mr. McConnell is also a director of Collins & Aikman Corporation and Springs Industries, Inc.

David A. Stockman.    Mr. Stockman was elected as one of our directors in June 2002. He is a Senior Managing Director and co-founder of Heartland Industrial Partners, L.P., a buyout firm, established in 1999, focused on industrial buyouts and buildups. Prior to founding Heartland, he was a senior managing director of The Blackstone Group L.P. and had been with Blackstone since 1988. Mr. Stockman is the Chairman and Chief Executive Officer of Collins & Aikman Corporation, and a director of Metaldyne Corporation and Springs Industries, Inc.

Daniel P. Tredwell.    Mr. Tredwell was elected as one of our directors in June 2002. Mr. Tredwell is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. He has more than two decades of leveraged financing experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Collins & Aikman Corporation, Metaldyne Corporation and Springs Industries, Inc.

Grant H. Beard.    Mr. Beard was appointed as our President and Chief Executive Officer in March 2001 and was appointed as a director in June 2002. From August 2000 to March 2001, Mr. Beard was President, Chief Executive Officer and Chairman of HealthMedia, Inc. From January 1996 to August 2000, he was President of the Preferred Technical Group of Dana Corporation, a manufacturer of tubular fluid routing products sold to vehicle manufacturers. He served as Vice President of Sales, Marketing and Corporate Development for Echlin, Inc., before the acquisition of Echlin by Dana in late 1998. Mr. Beard has experience at two private equity/merchant banking groups, Anderson Group and Oxford Investment Group, where he was actively involved in corporate development, strategy and operations management.

Benson K. Woo.    Mr. Woo was appointed as our Chief Financial Officer in September 2003. From 1999 to 2003, Mr. Woo served at Metris Companies Inc. where he was Chief Financial Officer and Senior Vice President-Business Development. From 1998 to 1999, Mr. Woo was Vice President and Chief Financial Officer at York International Corporation, a global manufacturer of heating and air conditioning equipment. He was the Vice President and Treasurer of Case Corporation (now CNH Global NV), a global machinery manufacturer from 1994 to 1998. Mr. Woo also served in senior financial roles for General Motors Corporation from 1979 to 1994 in Detroit, New York, Canada and Brazil.

E.R. (Skip) Autry, Jr.    Mr. Autry was appointed our Corporate Controller in June 2003, prior to which he had been the Vice President, Finance for Freudenberg NOK since September 2001. From May 2000 until joining Freudenberg, Mr. Autry served as the Vice President, Finance for INTERMET Corporation, prior to which he had spent five years with Key Plastics LLC as Vice President, Operations from July 1997 to May 2000 and Vice President, Finance and Chief Financial Officer from June 1994. Key Plastics filed a petition under the federal bankruptcy laws in 2000. Prior to joining Key Plastics, Mr. Autry held a number of financial positions of increasing responsibility at the former Chrysler Corporation, and was senior manager at PricewaterhouseCoopers.

Lynn A. Brooks.    Mr. Brooks has been President of Rieke Packaging Systems since July 1996. He joined Rieke in May 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager of Rieke. Before joining Rieke, he served with Ernst & Young in the Toledo, Ohio and Fort Wayne, Indiana offices.

William A. Fullmer.    Mr. Fullmer was appointed our General Counsel and Secretary in June 2003. Prior to that, Mr. Fullmer had been with TRW Inc. starting in 1989 and serving since October 1999, as Vice President and Assistant General Counsel. During his tenure with TRW, Mr. Fullmer represented at different times TRW's Automotive Electronics, Seat Belt Systems, Linkage and Suspension Systems and Information Systems and Services businesses and acted as securities and finance counsel for the company. Mr. Fullmer is and has been since June 2003 a shareholder in the Cleveland, Ohio law firm of McDonald Hopkins Co., LPA.

Scott D. Hazlett.    Mr. Hazlett joined us in August 2001, prior to which he was president of an internet based strategic sourcing start-up company that was wound-up pursuant to an assignment of assets for the benefit of its creditors. Mr. Hazlett previously held senior management positions from 1995 to 2000 with Case Corporation and CNH Global (Case-New Holland), a global manufacturer of agricultural and construction equipment, including Senior Vice-President, Global Aftersales for CNH, where he was accountable for the post-merger world-wide agricultural customer support and parts businesses; Vice-President-General Manager, of Case's North American aftermarket parts business, and General Manager, North American retail operations. Prior to joining Case Corporation in 1995, Mr. Hazlett held plant management and multi-plant business unit general management assignments in the paper industry with James River Corporation. He held command and staff positions in the U.S. military from 1981-1990, serving in Europe, and on the staff and faculty at the United States Military Academy at West Point.

Dwayne M. Newcom.    Mr. Newcom was appointed our Vice President of Human Resources in June 2002, prior to which he was the Director of Human Resources for the Metaldyne Diversified Industrials Group starting in April 2001. From May 1998 to April 2001, Mr. Newcom served as the Director of Human Resources for the Preferred Technical Group, later the Coupled Products Group, of Dana Corporation. Prior to that, Mr. Newcom held a number of human resources positions, including division human resources manager, with the Clorox Company, from November 1996 to May 1998, and with Federal Mogul Corporation from May 1985 to November 1996.

Edward L. Schwartz.    Mr. Schwartz joined us as President of Industrial Specialties in February 2003 and became President of Fastening Systems in November 2003 as well. Prior to joining us, he was Executive Vice President of Philips Electronic LG Display ("Philips") Americas region from December 2001 until his recent role with us where his responsibilities included managing CRT commercial and industrial activities in North/South America. From February 2000 until November 2001, Mr. Schwartz worked for Philips Electronics as Vice President in Hasselt, Belgium and Eindhoven, The Netherlands where he led various projects in support of Philips Patent Portfolio efforts of CD/DVD technology. From

September 1998 until January 2000, Mr. Schwartz was General Manager for Philips Electronics, in Wetzlar, Germany where he managed commercial/industrial activities in Europe for automotive components.

Robert J. Zalupski.    Mr. Zalupski was appointed our Vice President, Finance and Treasurer in January 2003. He joined the Company as Director of Finance and Treasury in July 2002, prior to which he worked in the Detroit office of Arthur Andersen. From August 1996 through November 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately-held companies in the manufacturing, defense and automotive industries. Arthur Andersen filed a petition under the federal bankruptcy laws in 2002. Prior to August 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately-held clients in a variety of industries.

Committees of the Board of Directors

We currently have an executive committee, an audit committee and a compensation committee.

Executive Committee.    We have elected to be governed by the provisions of Section 141(c)(2) of the Delaware General Corporation Law, or DGCL, and have established our executive committee under these provisions. Our executive committee currently has all the powers and authority of our board of directors in the management of our business and affairs, except in respect of:

•	approving or adopting, or recommending to stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval, and
•	adopting, amending or repealing any of our by-laws.

We call the types of actions described in the previous two bullets "full board matters." Our executive committee has the power and authority to submit recommendations to the board of directors with respect to all matters requiring action by the full board of directors prior to the board of directors taking any action.

The executive committee is comprised of Messrs. Beard, Stockman, Tredwell and Valenti.

Audit Committee.    The Audit Committee reviews our various accounting, financial reporting and internal control functions and is responsible for (1) discussing with management the selection or termination of our independent auditors or chief internal auditor; (2) reviewing the terms and scope of any audit and, if the engagement relates to a non-audit function, whether the engagement has or will affect the independence of the accountants; (3) meeting with management and the independent auditors to review and discuss any report or opinion proposed to be rendered or communication required to be made in connection therewith, and the adequacy and effectiveness of our internal controls; (4) reviewing our internal audit function; (5) reviewing with management, the internal auditors and the independent auditors consolidated financial statements contained in our periodic financial reports to assess the accuracy and adequacy of the presentations and related information, including the treatment of any extraordinary items, significant adjustments proposed by the independent auditors, and changes in accounting principles; (6) reviewing with management and the independent auditors any financial reports required to be submitted to regulatory authorities; (7) meeting with the internal auditors and independent auditors in the absence of management to discuss, among other things, our accounting practices, internal controls and financial reporting, any significant difficulties they may have encountered, any important discoveries they may have made, or any material concerns they may have; and (8) investigating any matter brought to the Committee's attention within the scope of its responsibilities, with the power to retain outside counsel, independent auditors or other experts for such purpose without obtaining the prior permission of the board of directors.

Messrs. Tredwell, McConnell and Leuliette are the current members of the audit committee. Mr. Tredwell is the current audit committee chairman. Our audit committee currently operates pursuant to a formal written charter.

Compensation Committee.    The compensation committee is responsible for developing and maintaining our compensation strategies and policies. The compensation committee is responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the compensation committee by applicable law or regulation, or by the board of directors from time to time. Messrs. Stockman (chairman), Leuliette and Valenti are currently members of the compensation committee. The compensation committee has a retirement plan administrative sub-committee composed of Messrs. Beard and Newcom, and Ms. Cindy Kuzmanov, our Manager, Compensation and Benefits. This sub-committee is principally responsible for developing, maintaining and administering our retirement plans.

Compensation Committee Interlocks and Insider Participation.    No member of the compensation committee is an employee of ours.

Code of Ethics.    We have adopted a code of ethics that applies to all employees including our principal executive officer, principal financial officer, controller and other persons performing similar functions. Printed copies of the Company's Code of Ethics are available free of charge to any person, upon written request to TriMas Corporation, Attn: Corporate Secretary, 39400 Woodward Avenue, Suite 130, Bloomfield Hills, Michigan 48304.

Item 11.    Executive Compensation

Summary Compensation

Director Compensation.    Outside directors who are not affiliated with Heartland may receive cash compensation of $50,000 per year (other than the Chairman of the Board, if any, who may receive more) for their service as members of the board of directors and they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. In addition, outside directors not affiliated with Heartland are eligible to receive awards under our 2002 Long Term Equity Incentive Plan.

Summary Executive Compensation

The following table summarizes the annual and long-term compensation paid to our Chief Executive Officer, Chief Financial Officer and four other most highly compensated executive officers based on salary and bonus, whom we refer to collectively in this report as the "named executive officers" who were serving at the end of 2003.

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options(3)	LTIP Payouts	Other Long Term Compensation(4)
Grant H. Beard, President(5)	2003	$750,000	$850,000	$131,300	—	—	$55,600
	2002	$663,600	$750,000		555,000		$23,200
Lynn A. Brooks, President, Rieke Packaging Systems(6)	2003	$302,900	$163,000	—	—	$220,800	$41,900
	2002	$291,200	$181,700		177,760	$21,300	—
Scott D. Hazlett, President, Cequent Transportation Accessories	2003	$292,300	$100,000	—	—	—	$23,500
	2002	$270,400	$201,100		177,760		$2,500
Edward L. Schwartz, President, Industrial Specialties and Fastening Systems(7)	2003	$253,100	$180,000	$64,200	111,100	—	$16,300
Dwayne M. Newcom, Vice President, Human Resources	2003	$207,500	$90,000	—	—	—	$19,200
Benson K. Woo, Chief Financial Officer(8)	2003	$102,200	$60,000	$126,000	177,760	—	$6,000

(1)	Bonuses are paid in the year subsequent to which they are earned.
(2)	Officers may receive certain perquisites and personal benefits, the dollar amounts of which are below current Commission reporting thresholds for Messrs. Hazlett, Newcom and Brooks.
(3)	Does not include options granted in 2003 as replacement for options to purchase Metaldyne common stock granted under the Metaldyne 2001 Long-Term Equity Incentive Plan earned during 2001. The securities underlying options issued as replacements for options to purchase Metaldyne stock are 51,025 and 15,308 for Messrs. Beard and Brooks, respectively. Grants of options under our 2002 Long Term Equity Incentive Plan for the years 2002 and 2003 are made in the year subsequent to which they are earned but reflected in the above table for the year in which they are earned.
(4)	Amounts represent our matching contribution under our 401(k) plan in 2003 of $700, $2,600, $2,400, $2,500 and $1,100 for Messrs Beard, Brooks, Schwartz, Newcom and Woo respectively and other amounts we credited on behalf of a named executive officer pursuant to our quarterly pension contribution plan, supplemental executive retirement plan and compensation limit restoration plan. Amounts credited under each plan other than our 401(k) vest after five years of eligible employment.
(5)	Of Mr. Beard's Other Annual Compensation, $49,200 represents the incremental cost to us of non-business use of our owned and leased aircraft and $35,600 represents country club membership.
(6)	Mr. Brooks had restricted share awards that vested in January 2004. Mr. Brooks received $215,429 in January 2004 in respect of this vesting.

(7)	Mr. Schwartz became one of our executive officers in February 2003. His annual salary in 2004 is expected to be $320,000 plus a bonus to be determined. Of Mr. Schwartz's Other Annual Compensation in 2003, $37,500 represents country club membership and $23,400 represents tax gross ups.
(8)	Mr. Woo became our Chief Financial Officer in September 2003. Pursuant to his employment agreement, his annual salary in 2004 is expected to be $320,000, plus a bonus to be determined. Of his Other Annual Compensation in 2003, $84,200 represents moving expenses and $36,000 represents tax gross ups.

Option Grants in Last Fiscal Year

Certain of our named executive officers received options to purchase our common stock pursuant to our 2002 Long Term Equity Incentive Plan. The table below shows the option grants in 2003.

Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Percent Value*
Edward L. Schwartz	111,100	29.4%	$20.00	3/1/13	N.M.
Benson K. Woo	177,760	47.1%	$20.00	10/1/13	N.M.

*	The present value of the options as of their grant date is not presented as it is not meaningful in the context of our common stock being privately held.

Option Exercises and Year-End Option Value

No options were exercised in 2003 by any of the named executive officers.

Long Term Equity Incentive Plan

We have an equity incentive plan, referred to as the 2002 Long Term Equity Incentive Plan, for our employees, directors and consultants. It is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve our long-term growth and profitability objectives. The plan provides for the grant to eligible employees, consultants and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of common stock or cash, performance shares, performance units, dividend equivalents and other stock-based awards. There are currently 2,222,000 shares reserved for issuance under the plan, of which 1,854,337 options have been granted. The plan is administered by the compensation committee of the board of directors, which has the authority to select persons to whom awards will be granted, the types of awards to be granted and the terms and conditions of the individual awards. Stock options that have been granted under the plan vest over a period of three to seven years and are not exercisable prior to certain liquidity events specified in applicable awards agreements. Our employees who had Metaldyne vested options received TriMas options, subject to adjustments, in substitution for those options.

Annual Value Creation Program

We adopted the Annual Value Creation Program, or AVCP, at the time of our separation from Metaldyne in June 2002. Employees under the AVCP are selected for eligibility based upon their ability to significantly impact our annual operating success. The AVCP provides an annual cash award opportunity, expressed as a percentage of base salary, and based upon the attainment of specified performance objectives. Estimated payouts for the AVCP are accrued quarterly and awards are paid within 90 days after the end of the fiscal year. Amounts paid pursuant to the AVCP in 2002 and 2003 to the named executive officers are included in the Summary Executive Compensation table above. The AVCP is administered by the compensation committee of the board of directors.

Retirement Savings Plan and Quarterly Pension Contribution Plan

We have established a 401(k) retirement savings plan that is intended to qualify as a defined contribution profit-sharing plan under the Internal Revenue Code Section 401(a) and includes a cash or deferred arrangement that is intended to qualify under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. The plan was effective January 1, 2003. We make matching contributions for active participants equal to 2.5% of their permitted contributions, up to a maximum of 5% of the participant's annual salary. Eligible employees are immediately 100% vested in both their individual and company matching contributions. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

In addition, we have established the Quarterly Pension Contribution Plan, or QPC, which is a defined contribution plan available to all of our eligible employees, including our named executive officers. The plan was established effective January 1, 2003. We make contributions to each participating employee's plan account at the end of each quarter with the contribution amount determined as a percentage of the employee's base pay. The percentage is based on the employee's age and ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 or over. Contributions vest 100% after five years of eligible employment.

Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan

Under our Supplemental Executive Retirement Plan, or SERP, and Compensation Limit Restoration Plan, or CLRP, certain of our executives and other key employees may receive retirement benefits in addition to those provided under our other retirement plans. Both plans are nonqualified, unfunded plans that were established effective January 1, 2003. Under our SERP, we make a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's base pay. The percentage is based on the employee's age on the date of original participation in the plan (6% for Mr. Brooks and 4% for the other named executive officers). Contributions vest 100% after five years of eligible employment.

Under our CLRP, we have undertaken to pay retirement benefits otherwise payable to certain individuals, including the named executive officers, under the terms of our qualified retirement plan but for the provisions of the Code limiting amounts payable under tax-qualified retirement plans.

Compensation pertaining to these plans is included in the Summary Executive Compensation Table above.

Metaldyne Pension Plans

Certain executive officers participate in pension plans maintained by Metaldyne that cover certain of our salaried employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

	Years of Service(2)
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
(2)	Vesting occurs after five full years of employment. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefit and are not subject to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable under a Masco Corporation plan. The table does not depict federal tax code limitations on tax-qualified plans because one of our plans is a non-qualified plan established to restore for certain salaried employees (including certain of the named executive officers) benefits that are not otherwise limited by the Code. Approximate years of credited service for the named executive officers are: Mr. Beard–2, Mr. Brooks–24, Mr. Hazlett–2 and Mr. Newcom–2. In connection with the June 2002 transaction, the liability under this plan was retained by Metaldyne, however years of service at TriMas are credited toward the vesting requirements of this plan. We established defined contribution plans effective January 1, 2003.

Under the Metaldyne Benefit Restoration Plan Mr. Beard is eligible to receive retirement benefits in addition to those provided under our other retirement plans. Mr. Beard is to receive annually upon retirement on or after age 65, an amount which, when combined with benefits from our other retirement plans (and, for most participants, any retirement benefits payable by reason of employment by prior employers) equals up to 60 percent of the average of the participant's highest three years' cash compensation received from us (base salary and regular year-end cash bonus or equivalent estimates where cash compensation has been reduced by agreement with us). A disability benefit is payable to a participant who has been employed at least two years and becomes disabled. Participants who terminate with more than five years' service before age 65 become entitled to receive a benefit adjusted by an age-and-service vesting schedule that provides for no more than 50 percent vesting upon attainment of age 50 and 100 percent vesting no earlier than age 60, with provision for an additional 20 points of vesting (not to exceed 100 percent in total) should termination by us without cause occur prior to age 65. Such vested benefit is not payable until age 65 and is subject to offset for amounts earned from prior or future employers. A surviving spouse will receive reduced benefits upon the participant's death. A participant and his (or her) surviving spouse may also receive supplemental medical benefits. The plan is unfunded, except that accelerated payment on a present value basis is mandatory following a change of control. In connection with our separation from Metaldyne, as of June 6, 2002, the Metaldyne pension plans were curtailed with respect to our employees. Service and salary continued to accrue for our employees for benefit purposes until December 31, 2002.

Employment Agreements

We have entered into employment agreements with Messrs. Beard, Brooks, Hazlett, Newcom, Schwartz and Woo. Each such employment agreement states that the employee shall devote his full business time and efforts to the performance of his duties and responsibilities.

Mr. Beard's employment agreement provides that he will serve as our President and Chief Executive Officer and will receive an annual salary of $750,000 and be eligible to receive a base bonus of up to 100% of base salary. Mr. Woo's employment agreement provides that he will serve as our Chief Financial Officer and will receive an annual salary of $320,000, as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Brooks' employment agreement provides that he will serve as our Group President and will receive a salary of $291,200, as may be adjusted during the term of the agreements, and will participate in our AVCP. Mr. Schwartz's employment agreement provides that he will serve as our Group President and will receive a salary of $280,000 as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Hazlett's employment agreement provides that he will serve as our Group President and will receive a salary of $290,000, as may be adjusted during the term of the agreement and will participate in our AVCP. Mr. Newcom's employment agreement provides that he will serve as our Vice President, Human Resources, will receive an annual base salary of $190,000, as may be adjusted during the term of the agreement and will participate in our AVCP. Mr. Beard's agreement terminates on December 31, 2006 and is automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term. Messrs. Brooks', Hazlett's, Newcom's, Schwartz's and Woo's employment agreements each expire on December 31, 2004 and are each automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term.

Each employment agreement provides the executive with certain benefits, including participation in the 2002 Long Term Equity Incentive Plan. Each agreement provides that we may, without cause, and the employee may, for good reason, terminate the agreement such that the employee would receive two years continued base salary, a bonus equal to two times his target bonus opportunity for a 12-month period, pro-rated bonus for the year termination occurs and continued benefits for up to 24 months. Mr. Beard would receive 30 months' continued base salary, a bonus equal to the highest of the previous five years' bonus award payable over 30 months and continued benefits for 30 months. Each agreement further provides that we may, for cause, and the executive may voluntarily, without good reason, terminate the agreement without any severance payments. Cause is defined in each agreement as the employee being convicted or entering a plea of guilty or no lo contendere to a felony or the employee's willful or sustained insubordinate or negligent conduct in the performance of his duties. Further, each agreement provides that within ten days of a qualified termination following a change of control, each executive, other than Mr. Beard, would receive two and one-half times his base salary and a bonus equal to two and one-half times the target bonus opportunity for such fiscal year in addition to a two and one-half year continuation of benefits. Mr. Beard would receive three times his base salary and a bonus equal to three times the target bonus opportunity for such fiscal year in addition to a three year continuation of benefits. Lastly, each employment agreement stipulates that the executive shall refrain from competing with us for a period of two years from the date of termination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 24, 2004 by:

•	each person known by us to beneficially own more than 5% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, we believe, each beneficial owner named in the table below will have sole voting and sole investment power with respect to all shares beneficially owned by them. As of March 24, 2004, we had 20,010,000 shares outstanding, but there are an additional 750,000 shares underlying a warrant issued to Metaldyne, which is exercisable at a nominal exercise price of $0.01 per share. There are significant agreements relating to voting and transfers of common stock in the Shareholders Agreement described under Item 13. "Certain Relationships and Related Transactions."

Name and Beneficial Owner	Shares Beneficially Owned
	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2)	18,500,000	89.1%
55 Railroad Avenue Greenwich, Connecticut 06830
Metaldyne Corporation(3)	5,750,000	27.7%
47659 Halyard Drive Plymouth, Michigan 48170
Masco Capital Corporation	1,250,000	6.2%
21001 Van Born Road Taylor, Michigan 48180
Gary M. Banks(2)	18,500,000	89.1%

Name and Beneficial Owner	Shares Beneficially Owned
	Number	Percentage
Charles E. Becker	0	0
Grant H. Beard(4)	0	0
Lynn A. Brooks(4)	0	0
Scott D. Hazlett(4)	0	0
Dwayne M. Newcom(4)	0	0
Edward L. Schwartz(4)	0	0
Benson K. Woo(4)
Tim Leuliette(2)	18,500,000	89.1%
W. Gerald McConnell(2)	18,500,000	89.1%
David A. Stockman(2)	18,500,000	89.1%
Daniel P. Tredwell(2)	18,500,000	89.1%
Samuel Valenti III(2)	18,500,000	89.1%
All executive officers and directors as a group (16 persons)(2)(4)	18,500,000	89.1%

(1)	Of these shares of common stock (1) 12,750,000 are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships which hold shares of common stock directly and (2) 5,750,000 shares are beneficially owned by Metaldyne as summarized in footnote (3) below. These limited liability companies and limited partnership hold common stock as follows: 11,784,260 shares are held by TriMas Investment Fund I, L.L.C.; 675,000 shares are held by HIP Side-by-Side Partners, L.P.; and 290,740 shares are held by TriMas Investment Fund II, L.L.C. In addition, by reason of the shareholders agreement summarized under Item 13. "Certain Relationships and Related Transactions," Heartland Industrial Associates, L.L.C. may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the shareholders agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.
(2)	All shares are beneficially owned as disclosed in footnote (1). Mr. Stockman is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. Messrs. Banks, Leuliette, McConnell, Tredwell and Valenti are also members of Heartland Industrial Associates, L.L.C. and also disclaim beneficial ownership of the shares. The business address for each such person is 55 Railroad Avenue, Greenwich, CT 06830.
(3)	Shares are held directly by Metaldyne Company L.L.C., a wholly owned subsidiary of Metaldyne Corporation. Includes a presently exercisable warrant to purchase 750,000 shares of common stock, but does not include shares of common stock beneficially owned by Heartland Industrial Associates, L.L.C. notwithstanding that we understand that Metaldyne and Heartland Industrial Associates, L.L.C. may agree to file together as a "group," as described in footnote (1) above.
(4)	No options granted under our 2002 Long Term Equity Incentive Plan are exercisable within the next 60 days. Options are therefore not included.

Item 13. Certain Relationships and Related Transactions

Stock Purchase Agreement with Metaldyne and Heartland

Prior to June 6, 2002, we were wholly-owned by Metaldyne and we participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

General.    On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265 million in us to acquire approximately 66% of our fully diluted common stock. As a result of the investment and other transactions described below, Metaldyne received $840 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million (based upon the $20.00 per share price then paid by Heartland). In addition, Metaldyne received a warrant to purchase additional shares of our common stock valued at $15 million (based upon the $20.00 per share price then paid by Heartland). Further, since January 1, 2003 and in connection with each of the HammerBlow, Highland and Fittings acquisitions, Heartland purchased an aggregate of approximately $35 million of our common stock. The price per share initially paid by Heartland was determined following arms' length negotiations between Heartland and disinterested members of the Board of Directors of Metaldyne. Subsequent investments were valued at the same price. In addition, we repurchased $20.0 million of our common stock from Metaldyne at the same $20.00 per share price. Heartland and Metaldyne presently own approximately 61% and 28% of our fully diluted common stock, respectively. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Employee Matters.     Pursuant to the stock purchase agreement, each outstanding option to purchase Metaldyne common stock which has not vested, and which were held by our employees was canceled on the closing date. Each option held by certain present and former employees which vested on or prior to the closing date was replaced by options to purchase our common stock, with appropriate adjustments.

Pursuant to the stock purchase agreement, we agreed to promptly reimburse Metaldyne upon its written demand for (i) cash actually paid in redemption of certain restricted shares of Metaldyne held by certain employees under restricted stock awards and (ii) 42.01% of the amount of cash actually paid to certain other employees by Metaldyne in redemption of restricted stock awards held by such employees. This obligation ceased as of January 2004 when the final vesting of restricted stock awards occurred. We also have certain other obligations to reimburse Metaldyne for the allocated portion of its current and former employee related benefit plan responsibilities.

Indemnification.     Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will indemnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and their respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (57.99% in the case of Metaldyne and 42.01% in our case) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible. Conflicts which arise with respect whether a matter is related to us or Metaldyne may, under certain circumstances, be resolved by the Chief Executive Officer of Metaldyne, which may present conflicts of interest.

Assumed Liabilities.    In connection with the foregoing, we assumed approximately $37.0 million of certain liabilities and obligations of Metaldyne, comprised mainly of contractual obligations to our former employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on our behalf. Payments made with respect to these obligations approximated $6.4 million and $15.1 million in 2003 and 2002, respectively. During 2003, we also settled approximately $4.0 million of the assumed contractual obligations, which has been recorded as paid in capital in the accompanying statement of shareholders' equity and Metaldyne net investment and advances. The remaining assumed liabilities of approximately $11.4 million are payable at various future dates and are reported as due to Metaldyne in the accompanying balance sheet as of December 31, 2003.

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

Right of First Offer.    The shareholders agreement provides that no stockholder party to the agreement may transfer any of its shares other than to a permitted transferee of such stockholder or pursuant to the "tag-along" and "drag-along" provisions unless such stockholder shall offer such shares to us. If we decline to purchase the shares, then Heartland shall have the right to purchase such shares. Any shares not purchased by us or Heartland can be sold by such stockholder party to the agreement at a price not less than 90% of the price offered to us or Heartland.

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

Drag-Along Rights.    The shareholders agreement provides that when Heartland and its affiliates enter into a transaction resulting in a substantial change of control of us, Heartland has the right to require the other stockholders to sell a proportionate percentage of shares of common stock in such transaction as Heartland is selling and to otherwise vote in favor of the transactions effecting such substantial change of control.

Registration Rights.    The shareholders agreement provides the stockholders party to the agreement with unlimited "piggy-back" rights each time we file a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, following a qualifying public equity offering, Heartland and Metaldyne have the ability to demand the registration of their shares, subject to various hold back, priority and other agreements. The shareholders agreement grants three demand registrations to Metaldyne and an unlimited number of demands to Heartland.

Heartland Advisory Agreement

We and Heartland are parties to an Advisory Agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. Heartland is entitled to receive a fee for such services equal to $4.0 million per annum, payable quarterly, which is what we believe we would pay an unaffiliated third party for such services. In addition to providing ongoing consulting services, Heartland has also agreed to assist in acquisitions, divestitures and financings, for which Heartland will receive a fee equal to one percent of the value of such transactions. In 2002, Heartland received a fee of $9.75 million and $0.85 million in connection with our separation from Metaldyne and related financings and a subsequent issuance of debt securities. In 2003, Heartland was paid an aggregate of $2.1 million in fees for advisory services in connection with the acquisitions of HammerBlow and Highland. The Advisory Agreement also provides that Heartland will be reimbursed for its reasonable out-of-pocket expenses. The Advisory Agreement terminates when Heartland owns less than 10% of the common equity interest it acquired in us from the June 2002 transactions or such earlier date as Heartland and we shall agree.

Corporate Services Agreement

We and Metaldyne were party to a services agreement pursuant to which Metaldyne provided us use of its management information systems, legal, tax, accounting, human resources and other support services in return for payment of an annual fee of $2.5 million for the services, payable in equal quarterly installments of $625,000 for the term of the agreement. The annual fee amount represents what we believe we would pay an unaffiliated third party for such services. This agreement expired at the end of 2003. Effective January 1, 2004, we entered into a new agreement with Metaldyne whereby we will reimburse Metaldyne for certain software licensing fees and other general corporate services for a fee of approximately $0.4 million in 2004.

Assignment of Lease Agreement

We and Heartland entered into an assignment of lease agreement for our headquarters in Bloomfield Hills, Michigan for the remainder of the term. The lease will expire on June 30, 2010 at which time we have the option to extend the lease for one five-year period. Pursuant to the terms of the assignment, we will be responsible for payment of all rent for the premises. We currently pay approximately $28,866 per month which amount increases to approximately $44,374 per month during the term of the lease. In addition, we will be required to pay all applicable taxes, utilities and other maintenance expenses and will be required to obtain general liability and fire insurance for the premises.

Fittings Acquisition

On May 9, 2003, we acquired an automotive fasteners manufacturing business, which we refer to as the Fittings acquisition, from Metaldyne for approximately $22.7 million on a debt-free basis. In connection with the acquisition, we agreed to sublease from Metaldyne its Livonia, Michigan facility where the acquired business is currently located. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in 2003. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. Its products include specialty tube nuts, spacers, hollow extruded components, and locking nut systems used in brake, fuel, power steering, and engine, transmission and chassis applications.

Sales to Metaldyne

During 2003 and 2002, we sold fastener products to Metaldyne in the amount of approximately $0.4 million and $0.5 million, respectively, and to Collins & Aikman Corporation, an affiliate of Heartland, of approximately $4.5 million and $4.7 million, respectively. These amounts are included in net sales in the accompanying statement of operations.

McDonald Hopkins Co., LPA

Our General Counsel and Secretary, Willam A. Fullmer, is a shareholder in the law firm of McDonald Hopkins Co., LPA. We pay various fees and expenses to McDonald Hopkins on an annual basis to secure Mr. Fullmer's services as our General Counsel. In addition, McDonald Hopkins provides us with certain paralegal and administrative services, and represents us in a variety of transactional and general corporate matters. We paid McDonald Hopkins approximately $2.4 million in fees and expenses during the year ended December 31, 2003.

Relationships with Heartland

Heartland Industrial Partners, L.P. is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. Certain of our directors are members of the general partner, specifically Messrs. Banks, Leuliette, McConnell, Tredwell, Stockman and Valenti. In addition one of our directors, Mr. Becker is a limited partner in Heartland with interests representing less than 5% of the commitments in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations. We may, in the ordinary course of business, have on a normal, customary and arms' length basis, relationships with certain of Heartland's limited partners, including banking, insurance and other relationships.

Item 14.    Principal Accounting Fees and Services

A.    Audit Fees

KPMG LLP

On June 20, 2003, the Audit Committee of the Company's Board of Directors appointed KPMG LLP as the Company's independent accountants for the year ending December 31, 2003.

2003 Fees:   Fees for all services provided by KPMG for the year ended December 31, 2003 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by KPMG LLP in connection with its audit of the Company's financial statements as of and for the year ended December 31, 2003, and its limited reviews of the Company's unaudited interim financial statements as of and for the year ended December 31, 2003 were $0.6 million.

•	All Other Fees: In addition to the fees described above, aggregate fees of $0.1 million were billed by KPMG LLP during the year ended December 31, 2003, primarily for the following professional services (in millions):

Audit-related services (a)	$—
Income tax compliance and related tax services	$0.03
All other products and services (a)	$0.05

(a)	0% of these fees were covered by the de minimus safe harbor exception from Audit Committee pre-approval set forth in Rule 2-01(c)7(ii)(C) of the Commission's Regulation S-X (17 CFR 210.2-1(c)(7)(C)).

2002 Fees:   During the year ended December 31, 2002, KPMG LLP was not engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor was it consulted regarding the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event.

PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP ("PricewaterhouseCoopers") served as the Company's independent accountants during the year ended December 31, 2002.

2002 Fees:   Fees for all services provided by PricewaterhouseCoopers for the year ended December 31, 2002 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of the Company's financial statements as of and for the year ended December 31, 2002 and its limited reviews of the Company's unaudited interim financial statements were $2.6 million.

•	All Other Fees: In addition to the fees described above, aggregate fees of $0.6 million were billed by PricewaterhouseCoopers during the year ended December 31, 2002, primarily for the following professional services (in millions):

Audit-related services(b)	$0.2
Income tax compliance and related tax services(c)	$0.3
All other products and services	$0.1

(b)	Audit-related fees include services for acquisition due diligence and other support activities and other financing transaction support.
(c)	These fees consist of tax consulting services and compliance services.

B.    Audit Committee's Pre-Approval Policies for Auditor Services

The Audit Committee's policies permit the Company's independent accountants (KPMG LLP) to provide audit-related services, tax services and non-audit services to the Company, subject to the following conditions:

(1)   KPMG LLP will not be engaged to provide any services that may compromise its independence under applicable laws and regulations, including rules and regulations of the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the New York Stock Exchange;

(2)   KPMG LLP and the Company will enter into engagement letters authorizing the specific audit-related tax or non-audit services and setting forth the cost of such services;

(3)   The Company is authorized, without additional Audit Committee Approval, to engage KPMG LLP to provide (a) Audit-related and tax services, including due diligence and tax planning related to acquisitions where KPMG LLP does not audit the target company, to the extent that the cost of such engagement does not exceed $250,000, (b) due diligence and tax planning related to acquisitions where KPMG LLP audits the target company, to the extent the cost of such engagement does not exceed $20,000, and (c) services not otherwise covered by (a) or (b) above to the extent the cost of such engagements does not exceed $150,000; provided, however, that the aggregate amount of all such engagements under (a), (b) and (c) may not exceed $350,000 in any calendar quarter;

(4)   The Chairman of the Audit Committee will be promptly notified of each engagement, and the Audit Committee will be updated quarterly on all engagements, including fees.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Listing of Documents

(1) Financial Statements

The Company's Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2003 and December 31, 2002, and for the periods ended December 31, 2003, December 31, 2002 and, December 31, 2001, consist of the following:

Balance Sheets

Statement of Operations

Statement of Cash Flows

Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances

Notes to Financial Statements

(2) Financial Statement Schedules

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2003, December 31, 2002 and, December 31, 2001, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

See Exhibit Table at the end of this Report.

(b) Reports on Form 8-K:

A report on Form 8-K dated December 19, 2003 reported under Items 5 and 7, the amendment of our senior credit facility.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

DATE: March 26, 2004	BY: /s/ Grant H. Beard Name: Grant H. Beard Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2004

Grant H. Beard

/s/ Benson K. Woo	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2004

Benson K. Woo

/s/ Samuel Valenti	Chairman of the Board of Directors	March 26, 2004

Samuel Valenti III

/s/ Gary M. Banks	Director	March 26, 2004

Gary M. Banks

/s/ Charles E. Becker	Director	March 26, 2004

Charles E. Becker

/s/ Timothy D. Leuliette	Director	March 26, 2004

Timothy D. Leuliette

/s/ W. Gerald McConnell	Director	March 26, 2004

W. Gerald McConnell

/s/ David A. Stockman	Director	March 26, 2004

David A. Stockman

/s/ Daniel P. Tredwell	Director	March 26, 2004

Daniel P. Tredwell

TRIMAS CORPORATION
SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2003, 2002 AND 2001.

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS (A)	DEDUCTIONS (B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2003	$4,340,000	$520,000	$450,000	$510,000	$4,800,000
Year Ended December 31, 2002	$3,690,000	$1,390,000	$115,000	$855,000	$4,340,000
Year Ended December 31, 2001	$4,890,000	$2,190,000	$1,100,000	$4,490,000	$3,690,000

(A)	Allowance of companies acquired, and other adjustments, net.
(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

TRIMAS CORPORATION

Exhibit Index

Exhibit No.	Description
3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
10.4(b)	Credit Agreement, dated as of June 6, 2002, among TriMas Company LLC, JPMorgan Chase Bank as Administrative Agent and Collateral Agent, CSFB Cayman Island Branch, as Syndication Agent, Comerica Bank, National City Bank and Wachovia Bank, National Association as Documentation Agents and J.P. Morgan Securities Inc. and Credit Suisse First Boston, as Arrangers.
10.5(b)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6(b)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.7(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.8(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.9(b)**	TriMas Corporation 2002 Long Term Equity Incentive Plan.

Exhibit No.	Description
10.10(b)	Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.11(d)	Amendment No. 1 to the Credit Agreement.
10.12(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.13(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.14(d)	Form of Employment Agreement between TriMas Corporation and Todd R. Peters.
10.15(d)	Form of Employment Agreement between TriMas Corporation and Lynn A. Brooks.
10.16(d)	Form of Employment Agreement between TriMas Corporation and Scott D. Hazlett.
10.17(e)	Employment Agreement between TriMas Corporation and Terry Campbell.
10.18(e)	Employment Agreement between TriMas Corporation and Edward L. Schwartz.
10.19(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.20(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.19).
10.21(f)	Form of Stock Option Agreement.
10.22(f)	Employment Agreement between TriMas Corporation and Benson K. Woo.
10.23(f)	Form of Agreement between TriMas Corporation and Todd Peters.
10.24(f)	Amended and Restated Credit Agreement.
10.25(g)	Amendment No. 1 to Amended and Restated Credit Agreement.
10.26(a)	Employment Agreement between TriMas Corporation and Dwayne M. Newcom.
10.27(a)	Annual Value Creation Program.
12	Statement regarding computation of ratios.
21(a)	Subsidiaries of TriMas Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003.
(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003.
(g)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 22, 2003.