Form 10-Q
period 2004-03-31
TRIMAS CORP
filed 2004-05-14
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2004

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to .

Commission File Number 333-100351

TRIMAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2687639 (IRS Employer Identification No.)

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

As of May 14, 2004, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as a result we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to further unionization and work stoppages at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;.

•	We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations, and our failure to meet those obligations could adversely affect our financial condition; and

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

Part I. Financial Information

Item 1. Financial Statements

TriMas Corporation
Balance Sheet
March 31, 2004 and December 31, 2003
(Unaudited — dollars in thousands)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$6,920	$6,780
Receivables	108,260	118,970
Inventories	136,620	124,090
Deferred income taxes	11,010	10,900
Prepaid expenses and other current assets	11,140	8,440
Total current assets	273,950	269,180
Property and equipment, net	196,860	187,420
Goodwill	658,040	658,900
Other intangibles	320,680	322,750
Other assets	60,540	61,780
Total assets	$1,510,070	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$3,300	$10,920
Accounts payable	104,560	94,130
Accrued liabilities	75,330	75,100
Due to Metaldyne	3,560	4,400
Total current liabilities	186,750	184,550
Long-term debt	731,280	725,060
Deferred income taxes	150,580	149,030
Other long-term liabilities	36,620	37,770
Due to Metaldyne.	6,570	6,960
Total liabilities	1,111,800	1,103,370
Commitments and contingencies (Note 9)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,460	399,870
Retained deficit.	(35,700)	(38,240)
Accumulated other comprehensive income.	34,310	34,830
Total shareholders' equity	398,270	396,660
Total liabilities and shareholders' equity	$1,510,070	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Three Months Ended
March 31, 2004 and March 30, 2003
(Unaudited — in thousands, except for per share amounts)

	Three Months Ended March
	2004	2003
Net sales	$260,900	$217,970
Cost of sales	(196,290)	(162,480)
Gross profit	64,610	55,490
Selling, general and administrative expenses	(43,710)	(38,370)
Operating profit	20,900	17,120
Other expense, net:
Interest expense	(16,310)	(16,380)
Loss on disposition of property and equipment	(250)	(12,150)
Other, net	(300)	(220)
Other expense, net	(16,860)	(28,750)
Income (loss) before income tax (expense) benefit	4,040	(11,630)
Income tax (expense) benefit	(1,500)	4,610
Net income (loss)	$2,540	$(7,020)

Basic earnings (loss) per share	$0.13	$(0.35)

Diluted earnings (loss) per share	$0.13	$(0.35)

Weighted average common shares - basic	20,010,000	20,072,230
Weighted average common shares - diluted	20,310,491	20,072,230

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Three Months Ended
March 31, 2004 and March 30, 2003
(Unaudited — in thousands)

	Three Months Ended March
	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$2,540	$(7,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Net loss on sales of fixed assets	250	12,150
Depreciation and amortization	10,230	11,130
Legacy stock award expense	—	1,270
Amortization of debt issue costs	1,180	940
Deferred income taxes	—	(7,420)
Net proceeds from accounts receivable securitization	56,890	57,430
Payment to Metaldyne to fund contractual liabilities	(1,980)	(4,570)
Increase in receivables	(44,910)	(26,410)
Increase in inventories	(10,460)	(1,300)
Increase in prepaid expenses and other assets	(2,630)	(2,390)
Increase in accounts payable and accrued liabilities	12,140	12,930
Other, net	(1,620)	1,090
Net cash provided by operating activities, net of acquisition impact	21,630	47,830
Cash Flows from Investing Activities:
Capital expenditures	(14,820)	(4,670)
Proceeds from sales of fixed assets	200	42,120
Acquisition of businesses, net of cash acquired	(5,430)	(200,750)
Net cash used for investing activities	(20,050)	(163,300)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(720)	—
Proceeds from borrowings on revolving credit facility	164,500	191,700
Repayments of borrowings on revolving credit facility	(157,500)	(176,700)
Payments on notes payable	(7,720)	(100)
Net proceeds from issuance of common stock	—	30,000
Debt issuance costs	—	(250)
Increase in Metaldyne Corporation net investment and advances	—	1,040
Net cash provided by (used for) financing activities	(1,440)	45,690
Cash and Cash Equivalents:
Increase (decrease) for the period	140	(69,780)
At beginning of period	6,780	100,440
At end of period	$6,920	$30,660

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2004
(Unaudited — in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net income	—	—	2,540	—	2,540
Foreign currency translation	—	—	—	(520)	(520)
Total comprehensive income (loss)					2,020
Non-cash compensation expense	—	50	—	—	50
Net adjustments to reflect settlement of contractual obligations	—	(460)	—	—	(460)
Balances, March 31, 2004	$200	$399,460	$(35,700)	$34,310	$398,270

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

On May 9, 2003, the Company acquired a fasteners manufacturing business ("Fittings") from Metaldyne Corporation ("Metaldyne") for approximately $22.7 million on a debt free basis. The acquired business is a manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland. The acquired business had 2003 revenues of approximately $16.1 million and net assets of approximately $12.4 million. Because the Company and Metaldyne are under common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results for prior periods have been revised to include the financial results of Fittings, including the allocation of certain charges to Fittings. Examples of such allocations include a Metaldyne management fee and interest expense on Fittings' net investment and advances balance. These allocations are based on estimates that management believes are reasonable. Additional adjustments to paid-in-capital may be recorded in subsequent periods to reflect finalization of certain estimated amounts at the transaction date. The Guarantor note information in Note 16 has been revised to include the Fittings balances in the Guarantor column for all periods presented.

The accompanying financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the current year presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

2.    Acquisitions

On January 29, 2004, the Company acquired all of the capital stock of Theodore Bargman Company ("Bargman") for approximately $5.4 million. Bargman had revenues of approximately $12.8 million in 2003 and net assets of approximately $3.1 million as of the acquisition date. Bargman is a manufacturer of lighting products, electrical accessories, access doors, locks and latches for the recreational vehicle market. The acquisition of Bargman is included as part of the business segment

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

operations of Cequent Transportation Accessories and provides additional opportunities to strengthen Cequent's presence in the transportation accessories and cargo management space, specifically bolstering Cequent's position in the RV market. The impact of the Bargman acquisition is not significant to the Company's operations.

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow") from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow. for $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and was paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

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

The results of the HammerBlow and Highland acquisitions were included in the Company's March 30, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred on January 1, 2003. The selected unaudited pro forma combined results are based on the historical information for TriMas, HammerBlow and Highland. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003, nor is the information indicative of future results. The expense associated with the step-up in basis of inventory of $2.3 million determined in purchase accounting has been excluded as it will not be recurring.

	Three Months Ended March 30, 2003
(in thousands)	As Reported	Pro Forma
Net sales	$217,970	$234,390
Operating profit	17,120	21,910
Net loss	$(7,020)	$(4,780)

3.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2003	$173,330	$364,810	$53,360	$67,400	$658,900
Reversal of restructuring reserves and other adjustments	—	(1,680)	—	—	(1,680)
Foreign currency translation and other	570	300	—	(50)	820
Balance, March 31, 2004	$173,900	$363,430	$53,360	$67,350	$658,040

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of March 31, 2004 and December 31, 2003 are summarized below. The Company amortizes these assets over periods ranging from 5 to 40 years.

	As of March 31, 2004		As of December 31, 2003
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(8,750)	$26,500	$(8,090)
15 – 25 years	103,780	(12,510)	102,200	(11,140)
40 years	105,460	(9,260)	105,460	(8,600)
Total customer relationships	235,740	(30,520)	234,160	(27,830)
Trademark/Trade names	68,320	(4,200)	68,400	(4,200)
Technology and other:
5 – 15 years	28,170	(9,760)	27,740	(8,700)
17 – 30 years	38,720	(5,790)	38,530	(5,350)
Total technology and other	66,890	(15,550)	66,270	(14,050)
	$370,950	$(50,270)	$368,830	$(46,080)

Amortization expense related to technology and other intangibles was approximately $1.3 million and $1.2 million for the three months ended March 31, 2004 and March 30, 2003, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles and trademarks and trade names was approximately $2.7 million in both of the three month periods ended March 31, 2004 and March 30, 2003, and is included in selling, general and administrative expense in the accompanying statement of operations.

Effective January 1, 2004, in conjunction with estimating useful lives and valuing identified intangible assets acquired in the acquisition of HammerBlow and Highland, the Company also reviewed the estimated useful lives of its existing trademarks/trade names. Because it is the Company's intent to maintain and continue to support, develop and market these trademarks/trade names in the future, the Company has revised the useful life of such trademarks/trade names from 40 years to an indefinite life, and has discontinued amortization of these intangibles prospectively. Had these intangible assets not been amortized in prior years, annual amortization expense would have been reduced approximately $1.4 million in prior years.

4.    Restructurings

During 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves in the quarter ended March 31, 2004 is summarized below:

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2003	$5,140	$880	$1,380	$7,400
Establishment of reserves	860	—	—	860
Cash payments	(530)	—	(40)	(570)
Reversal of restructuring reserves (non cash)	(2,060)	—	(640)	(2,700)
Reserve at March 31, 2004	$3,410	$880	$700	$4,990

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

Of the $0.9 million reserves established during the first quarter of 2004, $0.8 million is included in cost of sales and $0.1 million is included in selling, general and administrative expense in the accompanying statement of operations.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions will result in the elimination of approximately 160 positions, of which approximately 50 have been eliminated as of March 31, 2004. Additional severance amounts have been added to the restructuring reserve during the first quarter of 2004 as certain employees have earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid during 2004. Also during the second quarter of 2003, the Company's Industrial Specialties segment adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the group will rationalize the back office general and administrative support within certain of its branch service centers. These actions resulted in the elimination of approximately 70 positions during 2003. The remaining severance amounts are expected to be paid during 2004.

During the first quarter of 2004, the Company finalized its restructuring plan with respect to the HammerBlow and Highland acquisitions, resulting in a non-cash reduction in the recorded restructuring reserve of approximately $2.7 million. The offsetting after-tax amount has been recorded as a reduction to goodwill.

In addition to the new restructuring plans in 2003, the Company continues implementation activities of its restructuring plan adopted in connection with the acquisition of Metaldyne by Heartland in November 2000. In connection with this November 2000 restructuring plan, approximately 580 jobs were eliminated as a result of these restructuring actions, with the remaining severance amounts to be paid during 2004. The Company also closed, consolidated and rationalized certain operations and back office facilities as a part of this restructuring plan. The Company expects the closure costs related to these facilities to run out through 2005. The following table summarizes reserves established in purchase accounting in connection with the November 2000 plan and the subsequent related activity:

(in thousands)	Severance	Closure Costs	Total
Reserve at December 31, 2003	$1,410	$950	$2,360
Cash	(360)	(270)	(630)
Non-cash	—	—	—
Reserve at March 31, 2004	$1,050	$680	$1,730

5.    Accounts Receivable Securitization

As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations. Prior to June 2002, TriMas sold certain of its accounts receivable to MTSPC, Inc. ("MTSPC"), a wholly owned subsidiary of Metaldyne.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.4 million and $0.3 million for the three months ended March 31, 2004 and March 30, 2003, respectively. As of

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

March 31, 2004 and December 31, 2003, the Company had $67.5 million and $49.0 million, respectively, of receivables available for sale, of which approximately $56.9 million and $0, respectively, were sold under this arrangement. The Company held a retained interest in the sold receivables at March 31, 2004 of approximately $65.2 million which is included in receivables in the accompanying balance sheet. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of March 31, 2004, the financing costs are based on an average liquidation period of the portfolio of approximately 1.5 months and average discount rate of 2.3%. As of March 30, 2003, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and average discount rate of 2.4%.

6.    Inventories

Inventories consist of following components:

(in thousands)	March 31, 2004	December 31, 2003
Finished goods	$68,370	$68,060
Work in process	20,160	17,770
Raw materials	48,090	38,260
Total inventories	$136,620	$124,090

7.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	March 31, 2004	December 31, 2003
Land and land improvements	$3,260	$3,240
Buildings	56,600	52,840
Machinery and equipment	202,240	190,290
	262,100	246,370
Less: Accumulated depreciation	65,240	58,950
Property and equipment, net	$196,860	$187,420

Depreciation expense was approximately $6.0 million and $6.9 million for the three months ended March 31, 2004 and March 30, 2003, respectively.

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

8.    Long-Term Debt

The Company's long-term debt at March 31, 2004, net of the unamortized discount of $2.4 million and unamortized premium of $0.8 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	March 31, 2004	December 31, 2003
Bank debt	$298,060	$291,780
9 7/8% senior subordinated notes, due June 2012 ("Notes")	436,110	436,070
Other	410	8,130
	734,580	735,980
Less: Current maturities, long-term debt	3,300	10,920
Long-term debt	$731,280	$725,060

The Company is party to a credit facility ("Credit Facility") with a group of banks which consists of a $335 million term loan facility, an uncommitted incremental term loan of $125 million and a senior revolving credit facility of up to $150 million, including up to $100 million for one or more permitted acquisitions. The weighted average interest rate on the credit facility was 4.64% at March 31, 2004. At March 31, 2004 , the Company also had letters of credit of approximately $25.5 million issued and outstanding.

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $827.6 million at March 31, 2004 are presented in the financial information in Note 16. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (cash interest expense over EBITDA, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2004.

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2004, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $5.1 million and $3.8 million for the three months ended March 31, 2004 and March 30, 2003, respectively.

9.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under the federal superfund law against over 30 defendants, including the Company, for alleged release into the environment of

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

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

As of May 10, 2004, the Company is party to approximately 890 pending cases involving approximately 35,327 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products that distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.0 million. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase and we may be subjected to further claims with respect to the former activities of our acquired gasket distributors.

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

10.    Related Parties

Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities. Effective June 6, 2002, the Company entered into a corporate services agreement with Metaldyne under which the Company, in exchange for such services, paid Metaldyne $2.5 million in 2002 and 2003, respectively. The Company did not enter into such a corporate services agreement for 2004.

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

Effective January 1, 2004, the Company entered into an agreement with Metaldyne whereby TriMas will reimburse Metaldyne approximately $0.4 million primarily for certain software licenses maintained by Metaldyne under an existing agreement which expires June 30, 2004.

In connection with the common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $2.2 million for the three months ended March 31, 2004. During the first quarter of 2004, the Company also settled certain assumed contractual obligations, resulting in an increase in the Company's liability of approximately $0.5 million. The remaining assumed liabilities of approximately $10.1 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at March 31, 2004.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the three months ended March 31, 2004 and March 30, 2003, Heartland was paid $1.1 million and $1.2 million, respectively, under this agreement and such amounts are included in selling, general and administrative expense in the accompanying statement of operations.

11.    Segment Information

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

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as its primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as operating profit before depreciation and amortization, impairment of goodwill and legacy restricted stock award expense. Legacy stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland which was fully paid in January 2004.

Segment activity is as follows:

(in thousands)	Three Months Ended
	March 31, 2004	March 30, 2003
Net Sales
Rieke Packaging Systems	$30,370	$30,270
Cequent Transportation Accessories	129,480	98,890
Industrial Specialties	62,360	53,830
Fastening Systems	38,690	34,980
Total	$260,900	$217,970

Operating Profit
Rieke Packaging Systems	$5,990	$7,580
Cequent Transportation Accessories	14,590	8,130
Industrial Specialties	7,700	6,160
Fastening Systems	(1,610)	1,200
Corporate expenses and management fees	(5,770)	(4,680)
Legacy stock award expense	—	(1,270)
Total	$20,900	$17,120

Adjusted EBITDA
Rieke Packaging Systems	$8,310	$9,850
Cequent Transportation Accessories	19,000	12,410
Industrial Specialties	9,520	8,380
Fastening Systems	10	3,410
Corporate expenses and management fees	(5,710)	(4,530)
Total	$31,130	$29,520

12.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of March 31, 2004, the Company has 1,854,337 stock options outstanding, each of which may be used to purchase one share of the Company's common stock.

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended March
	2004	2003
Net income (loss) attributed to common stock, as reported	$2,540	$(7,020)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	30	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(230)	—
Pro-forma net income (loss) attributed to common stock	$2,340	$(7,020)

Net income (loss) per share:
Basic, as reported	$0.13	$(0.35)
Basic, pro-forma for stock-based compensation	$0.12	$(0.35)

Diluted, as reported	$0.13	$(0.35)
Diluted, pro-forma for stock-based compensation	$0.12	$(0.35)

During the first quarter of 2004, the Company recorded approximately $0.1 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense was recorded in selling, general and administrative expense in the accompanying statement of operations.

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares became free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received increased by 6% per annum from the $16.90 per share recapitalization consideration. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $1.3 million for the three months ended March 30, 2003. TriMas will not recognize any compensation expense related to this plan in 2004 and obligations accrued related thereto have been fully paid in 2004.

13.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2004 and March 30, 2003, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations as of March 30, 2003 as they would have been antidilutive.

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

14.    Defined Benefit Plans

Components of net periodic benefit cost were as follows for the three months ended March 31, 2004 and March 30, 2003:

(in thousands)	Pension Plans		Other Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$170	$180	$20	$20
Interest Cost	390	390	110	100
Expected return on plan assets	(410)	(400)	—	—
Amortization of net (gain) loss	50	20	30	30
Net periodic benefit cost	$200	$190	$160	$150

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $2.4 million to is defined benefit pension plans in 2004. As of March 31, 2004, approximately $0.5 million of contributions have been made.

15.    Impact of Newly Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities." FIN 46R requires primary beneficiaries in a variable interest entity to consolidate the entity even if the primary beneficiary does not have a majority voting interest. This consolidation requirement was effective immediately for any variable interest entity created on or after January 31, 2003 and after March 15, 2004 for entities created before January 31, 2003. The adoption of FIN 46R did not have an impact on the Company's financial condition or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In accordance with FASB Staff Position FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in measuring the impact to the post-retirement medical benefit obligation and service cost until such time that the Company determines whether the benefits provided by the plan are actuarially equivalent (as defined in FASB Staff Position 106-b) to Medicare Part D under the Act.

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

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

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

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(in thousands)

	As of March 31, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2,460	$4,460	$—	$6,920
Receivables, trade	—	79,960	28,300	—	108,260
Receivables, intercompany	—	8,390	—	(8,390)	—
Inventories	—	116,070	20,550	—	136,620
Deferred income taxes	—	10,700	310	—	11,010
Prepaid expenses and other current assets	—	8,810	2,330	—	11,140
Total current assets	—	226,390	55,950	(8,390)	273,950
Investments in subsidiaries	827,580	133,750	—	(961,330)	—
Property and equipment, net	—	150,830	46,030	—	196,860
Goodwill	—	550,850	107,190	—	658,040
Intangibles and other assets	19,770	345,440	18,040	(2,030)	381,220
Total assets	$847,350	$1,407,260	$227,210	$(971,750)	$1,510,070
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,300	$—	$—	$3,300
Accounts payable, trade	—	78,510	26,050	—	104,560
Accounts payable, intercompany	—	—	8,390	(8,390)	—
Accrued liabilities	12,730	55,160	7,440	—	75,330
Due to Metaldyne	—	3,560	—	—	3,560
Total current liabilities	12,730	140,530	41,880	(8,390)	186,750
Long-term debt	436,110	255,280	39,890	—	731,280
Deferred income taxes	—	141,280	11,330	(2,030)	150,580
Other long-term liabilities	240	36,020	360	—	36,620
Due to Metaldyne.	—	6,570	—	—	6,570
Total liabilities	449,080	579,680	93,460	(10,420)	1,111,800
Total shareholders' equity	398,270	827,580	133,750	(961,330)	398,270
Total liabilities and shareholders' equity	$847,350	$1,407,260	$227,210	$(971,750)	$1,510,070

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(in thousands)

	As of December 31, 2003
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,180	$2,600	$—	$6,780
Receivables, trade	—	96,720	22,250	—	118,970
Receivables, intercompany	—	—	5,780	(5,780)	—
Inventories	—	104,230	19,860	—	124,090
Deferred income taxes	—	10,600	300	—	10,900
Prepaid expenses and other current assets	—	6,220	2,220	—	8,440
Total current assets	—	221,950	53,010	(5,780)	269,180
Investment in subsidiaries	806,880	183,180	—	(990,060)	—
Property and equipment, net	—	142,500	44,920	—	187,420
Goodwill	—	551,220	107,680	—	658,900
Intangibles and other assets	27,770	349,290	18,620	(11,150)	384,530
Total assets	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$10,920	$—	$—	$10,920
Accounts payable, trade	—	77,100	17,030	—	94,130
Accounts payable, intercompany	—	5,780	—	(5,780)	—
Accrued liabilities	1,920	62,110	11,070	—	75,100
Due to Metaldyne	—	4,400	—	—	4,400
Total current liabilities	1,920	160,310	28,100	(5,780)	184,550
Long-term debt	436,070	288,990	—	—	725,060
Deferred income taxes	—	147,670	12,510	(11,150)	149,030
Other long-term liabilities	—	37,330	440	—	37,770
Due to Metaldyne	—	6,960	—	—	6,960
Total liabilities	437,990	641,260	41,050	(16,930)	1,103,370
Total shareholders' equity	396,660	806,880	183,180	(990,060)	396,660
Total liabilities and shareholders' equity	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(in thousands)

	For The Three Months Ended March 31, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$216,170	$50,630	$(5,900)	$260,900
Cost of sales	—	(165,320)	(36,870)	5,900	(196,290)
Gross profit	—	50,850	13,760	—	64,610
Selling, general and administrative expenses	—	(38,930)	(4,780)	—	(43,710)
Operating profit	—	11,920	8,980	—	20,900
Other income (expense), net:
Interest expense	(11,120)	(4,930)	(260)	—	(16,310)
Other, net	(490)	(510)	450	—	(550)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,610)	6,480	9,170	—	4,040
Income tax (expense) benefit	3,640	(2,030)	(3,110)	—	(1,500)
Equity in net income (loss) of subsidiaries	10,510	6,060	—	(16,570)	—
Net income (loss)	$2,540	$10,510	$6,060	$(16,570)	$2,540

	For the Three Months Ended March 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$190,270	$33,730	$(6,030)	$217,970
Cost of sales	—	(145,030)	(23,480)	6,030	(162,480)
Gross profit	—	45,240	10,250	—	55,490
Selling, general and administrative expenses	(20)	(32,300)	(6,050)	—	(38,370)
Operating profit (loss)	(20)	12,940	4,200	—	17,120
Other income (expense), net:
Interest expense	(11,810)	(4,560)	(10)	—	(16,380)
Other, net	(70)	(11,870)	(430)	—	(12,370)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,900)	(3,490)	3,760	—	(11,630)
Income tax (expense) benefit	4,790	1,400	(1,580)	—	4,610
Equity in net income (loss) of subsidiaries	90	2,180	—	(2,270)	—
Net income (loss)	$(7,020)	$90	$2,180	$(2,270)	$(7,020)

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$—	$19,930	$1,700	$—	$21,630

Cash Flows from Investing Activities:
Capital expenditures	—	(12,680)	(2,140)	—	(14,820)
Proceeds from sales of fixed assets	—	200	—	—	200
Acquisition of businesses, net of cash acquired	—	(5,430)	—	—	(5,430)
Net cash used for investing activities	—	(17,910)	(2,140)	—	(20,050)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(720)	—	—	(720)
Proceeds from borrowings on revolving credit facility	—	164,500	—	—	164,500
Repayments of borrowings on revolving credit facility	—	(157,500)	—	—	(157,500)
Payments on notes payable	—	(7,720)	—	—	(7,720)
Intercompany transfers to (from) subsidiaries	—	(2,300)	2,300	—	—
Net cash provided by (used for) financing activities	—	(3,740)	2,300	—	(1,440)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(1,720)	1,860	—	140
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$2,460	$4,460	$—	$6,920

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$250	$24,940	$22,640	$—	$47,830

Cash Flows from Investing Activities:
Capital expenditures	—	(4,060)	(610)	—	(4,670)
Proceeds from sales of fixed assets	—	42,120	—	—	42,120
Acquisition of businesses, net of cash acquired	—	(169,780)	(30,970)	—	(200,750)
Net cash used for investing activities	—	(131,720)	(31,580)	—	(163,300)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	30,000	—	—	30,000
Proceeds from borrowings on revolving credit facility	—	191,700	—	—	191,700
Repayments of borrowings on revolving credit facility	—	(176,700)	—	—	(176,700)
Debt issuance costs	(250)	—	—	—	(250)
Payment of note payable	—	(100)	—	—	(100)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	1,040	—	—	1,040
Net cash provided by (used for) financing activities	(250)	45,940	—	—	45,690

Cash and Cash Equivalents:
Increase for the period	—	(60,840)	(8,940)	—	(69,780)
At beginning of period	—	86,570	13,870	—	100,440
At end of period	$—	$25,730	$4,930	$—	$30,660

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Although we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. We have recently experienced increasing costs of steel and we are working with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we may experience a delay in our ability to implement price increases and recover such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we cannot assure you that we will not experience increased costs or disruptions in supply over the remainder of the year or longer, we will be able to pass along such higher cost to our customers in the form of price increases, or that such increased costs will not adversely impact earnings. Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions, Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003 and Bargman in January 2004.

On January 30, 2003, within our Cequent segment, we acquired all of the capital stock of HammerBlow Acquisitions Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America for a purchase price of approximately $145.2 million (including a previous investment of $9.0 million that we had made). Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004. On a pro forma basis to take into account its own prior acquisitions, HammerBlow had annual sales of approximately $109.5 million for the twelve months ended November 30, 2002.

On February 21, 2003, within our Cequent segment, we acquired all of the capital stock of Highland Group Corporation, a manufacturer of cargo management and vehicle protection products,

for a purchase price of approximately $73.5 million. For the year ended December 31, 2002, Highland had net sales of approximately $49.2 million.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. Our programs involve a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the three months ended March 31, 2004 and March 30, 2003 were approximately $5.4 million and $3.4 million, respectively. We believe all of these costs are warranted by the anticipated future benefits of these actions. During 2004, we will continue to focus on establishing our stand alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we will handle internally the tax, benefit administration and environmental and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a standalone human resources compensation and benefits function. We anticipate increased corporate office expense in 2004 of approximately $0.7 million as a result of these and other actions.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

Cequent Transportation Accessories:

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating one of the HammerBlow trailer products manufacturing facilities in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and expect to complete this action by third quarter of 2004.

•	In first quarter 2004, we opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. We expect to complete the consolidation of distribution activities in South Bend by 2004 yearend. Also, in May 2004 we announced our decision to cease manufacturing in Oakville, Ontario and expect to consolidate distribution activities for all Canadian customers in that location. We expect to complete this initiative by end of third quarter 2004.

Industrial Specialties:

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We expect these actions to be completed by October 2004.

Fastening Systems.

•	During 2003, in connection with our 2001 multi-step plan adopted to consolidate five manufacturing plants into three remaining plants, which was completed during 2002, we initiated plans to close our Lakewood, Ohio manufacturing facility and to consolidate these operations at our Frankfort, Indiana facility. This plan will consolidate manufacturing and finishing capabilities of our standard and custom-designed large diameter fasteners and eliminate redundant cost structures. We expect to complete these consolidation activities early in the third quarter of 2004.

Key Indicators of Performance.

In evaluating our business, our management considers Adjusted EBITDA as the key indicator of our performance. Our management uses Adjusted EBITDA as the primary indicator of financial operating performance and as a measure of cash generating capability. We define adjusted EBITDA as operating profit before depreciation, amortization, impairment of goodwill and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with careful review of the aforementioned items) of our ability to service and/or incur indebtedness. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures for capital expenditures or contractual commitments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital needs

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. We carefully review our operating profit margins (operating profit as a percentage of net sales) at a segment level, which are discussed in detail in our year-to-year comparison of operating results.

	Three Months Ended,
	March 31, 2004	March 30, 2003
	(in thousands)
Net income (loss)	$2,540	$(7,020)
Income tax expense (benefit)	1,500	(4,610)
Loss on disposition of plant and equipment	250	12,150
Other (income) expense, net	300	220
Interest expense	16,310	16,380
Operating profit	20,900	17,120
Legacy stock award expense	—	1,270
Depreciation and amortization	10,230	11,130
Adjusted EBITDA	31,130	29,520
Interest paid	(5,060)	(3,800)
Taxes paid	(2,000)	(1,160)
Legacy stock award paid	(5,400)	(4,560)
Payments to Metaldyne fund contractual liabilities	(1,980)	(4,570)
Receivables securitization activity, net	56,890	57,470
Net change in working capital	(51,650)	(24,810)
Other (expense) income; net cash	(300)	(220)
Cash flows provided by operating activities	$21,630	$47,830

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended,
	March 31, 2004	March 30, 2003
	(in thousands)
Facility and business consolidation costs (a)	$3,000	$410
Business unit restructuring costs (b)	1,250	120
Acquisition integration costs (c)	1,170	2,850
	$5,420	$3,380

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.
(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.
(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. In 2003, includes a non-cash expense of $2.3 million that will not be recurring associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	Three Months Ended
	March 31, 2004	As a Percentage of Net Sales	March 30, 2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$30,370	11.6%	$30,270	13.9%
Cequent Transportation Accessories	129,480	49.7%	98,890	45.4%
Industrial Specialties	62,360	23.9%	53,830	24.7%
Fastening Systems	38,690	14.8%	34,980	16.0%
Total	$260,900	100.0%	$217,970	100.0%

Gross Profit:
Rieke Packaging Systems	$10,610	34.9%	$11,530	38.1%
Cequent Transportation Accessories	35,480	27.4%	24,150	24.4%
Industrial Specialties	16,080	25.8%	13,730	25.5%
Fastening Systems	2,700	7.0%	6,080	17.4%
Allocated expenses/Corporate expenses	(260)	—	—	—
Total	$64,610	24.8%	$55,490	25.5%

Selling, General and Administrative:
Rieke Packaging Systems	$4,620	15.2%	$3,950	13.0%
Cequent Transportation Accessories	20,890	16.1%	16,020	16.2%
Industrial Specialties	8,380	13.4%	7,570	14.1%
Fastening Systems	4,310	11.1%	4,880	14.0%
Allocated expenses/Corporate expenses	5,510	—	5,950	—
Total	$43,710	16.8%	$38,370	17.6%

Operating Profit:
Rieke Packaging Systems	$5,990	19.7%	$7,580	25.0%
Cequent Transportation Accessories	14,590	11.3%	8,130	8.2%
Industrial Specialties	7,700	12.3%	6,160	11.4%
Fastening Systems	(1,610)	(4.2%)	1,200	3.4%
Allocated expenses/Corporate expenses	(5,770)	—	(4,680)	—
Legacy stock award expense (1)	—	—	(1,270)	—
Total	$20,900	8.0%	$17,120	7.9%

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 30, 2003

The principal factors impacting us during the three months ended March 31, 2004 compared with the three months ended March 30, 2003 were:

(1)	a stronger economy in 2004 which increased end user demand across all of our business segments;

(2)	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments; and

(3)	the HammerBlow and Highland acquisitions in the first quarter of 2003.

Net sales increased $42.9 million, or approximately 19.7%, for the three months ended March 31, 2004 as compared with the three months ended March 30, 2003. Of this increase, $24.2 million is due to organic growth and the favorable effects of a weaker U.S. dollar. The remaining $18.7 million increase is the result of including a full quarter's activity related to HammerBlow and Highland, which were acquired during the first quarter of 2003, and the acquisition of Bargman in January 2004. Rieke's net sales were unchanged as the favorable effects of currency exchange were approximately offset by reduced sales of rings and levers to a customer in Europe as well as lower sales of plugs and other dispensing products in North America resulting from a change in the timing of certain of our customers' promotional activities. Cequent's net sales increased $30.6 million, or approximately 30.9%, for the first quarter of 2004 as compared with the first quarter of 2003. This increase is due to strong early order activity and customer inventory builds for the spring selling season, which reflect improved consumer demand and overall economic conditions. Cequent's sales in the first quarter of 2004 also benefited from the impact of the acquisitions of HammerBlow, Highland and Bargman. Net sales within our Industrial Specialties segment increased $8.5 million, or approximately 15.8%, for the first quarter of 2004 as compared with the first quarter of 2003 due to improved demand across all businesses in that segment, most notably Lamons, Compac and Norris Cylinder. Net sales within our Fastening Systems segment increased $3.7 million, or approximately 10.6% for the first quarter of 2004 as compared with the first quarter of 2003 due to improved demand for that segment's aerospace fasteners and large diameter bolts used in the heavy truck, construction and agricultural industry markets.

Gross profit margins (gross profit as a percentage of sales) approximated 24.8% and 25.5% for the three months ended March 31, 2004 and March 30, 2003, respectively. Cequent's gross profit margin improved from approximately 24.4% in the first quarter of 2003 to approximately 27.4% in the first quarter of 2004 because Cequent benefited from higher sales activity and improved operating leverage as a result of further integration of the HammerBlow and Highland acquisitions and completion of plant consolidation activities at its Goshen facility in the first half of 2003. This increase at Cequent was more than offset by declines in gross profit margins at Rieke and Fastening Systems segments. The decline at Rieke resulted from one-time costs associated with the ramp-up of a new manufacturing facility in China. The decline at our Fastening Systems segment was due to costs associated with the shut down and consolidation of our Lakewood, Ohio facility into our remaining manufacturing plants. Gross profit margins within our Industrial Specialties segment in the first quarter of 2004 and 2003 were unchanged.

Operating profit margins (operating profits as a percentage of sales) approximated 8.0% and 7.9% for the quarter ended March 31, 2004 and March 30, 2003, respectively. Operating profit at Rieke declined $1.6 million for the first quarter of 2004 as compared with the first quarter of 2003 due to the plant start-up costs in China as well as new product launch costs related to the introduction of eight new consumer products in the first quarter of 2004. At Cequent, operating profit increased $6.5 million for the first quarter of 2004 as compared with the first quarter of 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in 2003 at our Goshen, Indiana and Reynosa, Mexico operations and lower costs associated with plant restructuring and acquisition integration activities. Within the Industrial Specialties segment, operating profit increased $1.5 million for the first quarter of 2004 as compared with the first quarter of 2003 as the segment benefited from higher overall sales and lower operating costs as a result of branch consolidation activities at Lamons and productivity improvements within Compac. Within Fastening Systems, operating profit decreased approximately $2.8 million for the first quarter of 2004 from an operating profit of $1.2 million for the quarter ended March 30, 2003 to an operating loss of $1.6 million in the first quarter of 2004. This decrease was due primarily to closure and other related costs resulting from the consolidation of its Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana and Wood Dale, Illinois.

Rieke Packaging Systems.    Net sales for the quarter ended March 31, 2004 were unchanged compared with the quarter ended March 30, 2003. A $1.6 million favorable impact of foreign currency exchange on sales in the first quarter of 2004 was offset by reduced sales of rings and levers to a customer in Europe and lower sales of plugs and other dispensing products in North America resulting from a change in the timing of certain customers promotional activities. Also, in first quarter 2003, Rieke experienced increased sales to customers that supply food products to the U.S. Government for aid programs to Afghanistan, Iraq and other countries, which did not recur at the same levels in the first quarter of 2004.

Rieke's gross profit margin declined to approximately 34.9% for the quarter ended March 31, 2004 from 38.1% for the quarter ended March 30, 2003. This decrease is due primarily to costs associated with the ramp-up of a new manufacturing facility in Hangzhou, China, and higher costs related to the launch of eight new products in North America.

Rieke's selling, general and administrative costs increased $0.7 million during the quarter ended March 31, 2004 as compared with the first quarter of 2003, due primarily to higher costs related to new product launch activities, employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

Overall, Rieke's operating profit margin decreased to approximately 19.7% for the quarter ended March 31, 2004 as compared with the first quarter of 2003, due to start-up costs at our new manufacturing facility in China, higher new product launch costs, severance costs and costs related to compliance with facility health and safety requirements.

Cequent Transportation Accessories.    Net sales increased $30.6 million, or approximately 30.9%, to $129.5 million for the quarter ended March 31, 2004 compared to $98.9 million for the first quarter of 2003. $4.8 million of this increase is attributed to currency exchange as Cequent's reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar in the first quarter of 2004. Excluding the impact of currency exchange and recent acquisitions, Cequent's sales increased $7.1 million, or approximately 7.2%, as a result of improved consumer sentiment and overall economic outlook. The remaining $18.7 million sales increase is the result of including a full quarter's activity related to HammerBlow and Highland, which were acquired in 2003, and the acquisition of Bargman in January 2004. In the first quarter 2003, Cequent's sales of towing products were negatively impacted by production constraints at our Goshen facility due to plant consolidation activities. This negatively impacted order fill rates and delivery performance and our abiltiy to meet customer sales demand.

Cequent's gross profit margins increased $11.3 million to approximately 27.4% for the quarter ended March 31, 2004 from approximately 24.4% in the first quarter of 2003. Of this increase, approximately $7.5 million is attributed to higher sales volumes. Cequent's gross profits were also positively impacted by improved operating efficiencies resulting from completion of the Goshen plant consolidation in the first half of 2003, integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter 2003 and other integration activities with respect to the operations of HammerBlow and Highland. This enabled Cequent to capitalize on higher sales volumes through improved order fill rates and delivery performance and contributed to the gross margin improvement. Cequent's restructuring and integration costs decreased from approximately $2.9 million in first quarter 2003 to $1.2 million in the first quarter of 2004 because the 2003 amount included a non-cash charge to cost of sales of $2.3 million related to step-up in basis of inventory as a result of the acquisitions.

Cequent's selling, general and administrative expenses increased by $4.9 million during the first quarter 2004 compared to the first quarter of 2003 and is primarily due to the first quarter 2003 acquisitions of HammerBlow and Highland and the January 2004 acquisition of Bargman. Selling, general and administrative costs as a percent of sales remained constant between years.

Overall, Cequent's operating profit margin increased from approximately 8.2% for the quarter ended March 30, 2003 to approximately 11.3% for the quarter ended March 31, 2004 due to higher sales volumes, improved operating efficiencies and overall lower operating costs.

Industrial Specialties.    Net sales during the quarter ended March 31, 2004 increased $8.5 million, or approximately 15.8%, compared to the first quarter of 2003 as a result of improved demand for our products in the commercial construction, energy and petrochemical, general industrial and defense markets, as well as an increased focus on our national sales program during the first quarter 2004. Sales increased at Lamons Gasket due primarily to achieving full run rate levels on a new contract with a major customer. Sales increased at Norris Cylinder due to improved economic conditions in industrial markets. Sales increased at Compac due primarily to higher sales of asphalt-coated products.

Gross profit margins at Industrial Specialties increased slightly to approximately 25.8% for the quarter ended March 31, 2004 from approximately 25.5% for the quarter ended March 30, 2003 due primarily to increased sales volumes. Selling, general and administrative expenses as a percent of sales declined to approximately 13.4% in the first quarter of 2004 from approximately 14.1% for quarter ended March 30, 2003 primarily as a result of branch consolidation activities at Lamons. The benefits of these lower operating costs were offset by increased costs as a result of higher sales volumes and relocation and other costs of $0.8 million in first quarter 2004 due primarily to the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey.

Operating profit margins at Industrial Specialties increased from approximately 11.4% for the three months ended March 30, 2003 to approximately 12.3% for the three months ended March 31, 2004 due to increased sales and operating efficiencies, offset by relocation costs associated with the consolidation of Compac's facilities.

Fastening Systems.    Net sales for the quarter ended March 31, 2004, increased by $3.7 million, or approximately 10.6%, compared to the quarter ended March 30, 2003 due to stronger market demand for both aerospace fasteners and large diameter bolts used in the heavy truck, construction and agricultural industries, offset by continued weakness in demand for our industrial fastener products in general distribution channels.

Gross profit margin at Fastening Systems declined to approximately 7.0% in the quarter ended March 31, 2004 from approximately 17.4% for the quarter ended March 30, 2003 due to operational inefficiencies as a result of the shutdown and relocation of our Lakewood, Ohio facility to our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. Gross profits in first quarter of 2004 were also impacted by an estimated $0.3 million due to higher lease expense as a result of the sale and leaseback of equipment in March 2003 and increased steel costs not able to be recovered through increased pricing to customers.

Selling, general and administrative expenses at Fastening Systems decreased by $0.6 million in the quarter ended March 31, 2004, from the quarter ended March 30, 2003 due primarily to decreases in recurring selling and back office costs as a result of the workforce reduction and related restructuring actions that were implemented in the second half of 2003.

Overall, operating profit at Fastening Systems declined by $2.8 million to a $1.6 million operating loss in the quarter ended March 31, 2004 as compared to an operating profit of $1.2 million in the quarter ended March 30, 2003. This decline was principally attributed to closure and other costs and decreased productivity as the result of the shutdown and relocation of our Lakewood, Ohio facility into remaining operating facilities, offset in part by lower selling, general and administrative expenses.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased by $0.2 million for the three months ended March 31, 2004 as compared to the three months ended March 30, 2003. The decrease is primarily due to $1.3 million of legacy restricted stock award expense in 2003 which ended in December 2003, partially offset by an increase of $0.7 million of compensation and other expense as a result of the increase in personnel related to establishing a stand-alone corporate office.

Interest Expense.    Interest expense decreased by approximately $0.1 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The decrease is the result of the timing and amount of borrowings in 2003 related to the acquisitions of HammerBlow and Highland and cash received in sale-leaseback transactions, mostly offset by an increase in our effective interest rate from 4.42% at March 30, 2003 to 4.64% at March 31, 2004.

Other Expense, Net.    Other expense, net decreased $11.9 million to $16.9 million for the quarter ended March 31, 2004 from $28.8 million for the three months ended March 30, 2003. The decrease in expense is mainly due to the loss on disposition of property and equipment of approximately $12.0 million incurred on sale-leaseback transactions in the first quarter of 2003.

Income Taxes.    The effective income tax rate for the first quarter of 2004 and 2003 was 37.1% and 39.6%, respectively. The decrease in the rate is due to the mix of foreign versus domestic taxable income.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2004 was approximately $21.6 million as compared to $47.8 million for the three months ended March 30, 2003. The primary reason for the decrease in operating cash flow was the increased investment in inventory to support higher sales levels, particularly at Cequent for the spring and summer selling season, and accounts receivable, as receivable levels increased with the corresponding increase in year-over-year sales in the first quarter.

Cash used for investing activities for the three months ended March 31, 2004 was approximately $20.1 million as compared to $163.3 million for the prior year period, due primarily to the funding of the HammerBlow and Highland acquisitions in in first quarter 2003. We also received approximately $42.1 million in cash proceeds related to sale-leaseback transactions in 2003 and had no comparable transaction during the first quarter 2004. Capital spending increased approximately $10.1 million in first quarter 2004 versus first quarter 2003 due primarily to planned expenditures for our new Hangzhou, China and Hackettstown, NJ facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment.

Cash used for financing activities for the three months ended March 31, 2004 was approximately $1.4 million as compared to cash provided by financing activities of approximately $45.7 million for the three months ended March 30, 2003. The decrease is principally due to $30.0 million of proceeds from the issuance of common stock in 2003 and greater borrowings on the revolving credit facility in 2003 as compared to 2004.

On January 29, 2004, we completed the acquisition of Bargman. The total consideration paid was approximately $5.4 million. The transaction was funded by borrowings under our revolving credit facility.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility, of which $7.0 million and $291.1 million, respectively, was outstanding as of March 31, 2004. In addition to the $7.0 million revolving credit facility borrowings, the Company also had $25.5 million of letters of credit issued to support its ordinary course needs. Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. Our credit facility also requires us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (cash interest expense over EBITDA, as defined) and a capital expenditures covenant. Our subordinated notes indenture also contains negative and affirmative covenants and at March 31, 2004, we were in compliance with all such covenant requirements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2004, the Company had borrowings of $56.9 million under the accounts receivable facility and $10.6 million of additional funds available based on eligible receivables.

At March 31, 2004, the Company had $6.9 million of available cash and, after consideration of leverage restrictions contained in its credit facility, the Company had approximately $52 million of borrowing capacity for general corporate purposes.

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

In addition, in connection with our separation from Metaldyne, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate amounts paid were: $4.2 million in 2002, $7.6 million in 2003 and $7.6 million in 2004. As of April 2004, our obligations associated with restricted stock grants have been fully paid.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under our credit facility bear interest, at various rates, as more fully described in Note 8 to the accompanying financial statements as of March 31, 2004. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by approximately $3.0 million annually.

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

As a result of the financing transactions entered into between June 2002 and December 2003, we are highly leveraged. In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies.

The terms of our credit agreement require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.5 to 1.00 at March 31, 2004. The permitted leverage ratio becomes more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2004, 5.0 to 1.00 at December 31, 2004, 4.75 to 1.00 at June 30, 2005, 4.5 to 1.00 at September 30, 2005, 4.0 to 1.00 at December 31, 2005, 4.0 to 1.00 at March 31, 2006, 3.75 to 1.00 at June 30, 2006, 3.5 to 1.00 at September 30, 2006 and 3.25 to 1.00 at December 31, 2006 and thereafter. The Company was in compliance with its covenants at March 31, 2004.

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125 million, to a third party multi-seller receivables funding company, or conduit. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is anticipated to be an important source of liquidity in 2004 and subsequent years.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

As of March 31, 2004, we are contingently liable for stand-by letters of credit totaling $25.5 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements and to meet various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2003 audited financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

Accounts Receivable.    Accounts receivable are presented net of allowances for doubtful accounts. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provides such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, ten to 40 years and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from six to 40 years, while technology and other intangibles are amortized over periods ranging from five to 30 years. As of January 1, 2004, trademarks and trade names are classified as indefinite-lived intangibles and we have ceased amortization.

Goodwill and Other Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. While we believe our judgments and estimates are reasonable, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

We also review definite-lived intangible assets on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Future changes in our business or the markets for our products could result in impairments of other intangible assets that might be required to be recorded in future periods.

Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of SFAS Nos. 87, 88, 106 and 132. Annual net periodic expense and accrued benefit obligations with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

Income Taxes.    Income taxes are accounted for using the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on current facts. The Company continually reviews the need for and adequacy of valuation allowances if it is more likely than not the benefit from the deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

Other Loss Reserves.    We have other loss exposures related to environmental claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers' compensation and for between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with SFAS No. 5 when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," in the notes to the financial statements for additional information

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2004, an evaluation was carried out by management with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

As of May 10, 2004, we were a party to approximately 890 pending cases involving an aggregate of approximately 35,327 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.0 million. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1 *	Amended and Restated Certificate of Incorporation of TriMas Corporation dated May 31, 1994

3.2 *	Amended and Restated By-laws of TriMas Corporation

4.1 (a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.

4.2 (a)	Form of note (included in Exhibit 4.1).

4.3 (a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.

4.4 (a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.

4.5 (b)	Supplemental Indenture dated as of March 4, 2003.

4.6 (c)	Supplemental Indenture No. 2 dated as of May 9, 2003.

4.7 (d)	Supplemental Indenture No. 3 dated as of August 6, 2003.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Exhibits filed with TriMas Corporation's Registration Statement of Form S-4, filed on October 4, 2002 (File No. 333-100351).

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003.

(c)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(d)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003.

(b)    Reports on Form 8-K:

The Company issued a report on Form 8-K dated January 29, 2004, announcing the acquisition of Theodore Bargman Co. ("Bargman").

The Company issued a report on Form 8-K dated February 17, 2004/March 23, 2004, disclosing the teleconference held by the Company on February 17, 2004 reporting its financial results for the fourth quarter and year ended December 31, 2003, and reporting the availability of the visual presentation that was used for the teleconference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)

Date: May 14, 2004 By:	/s/ Benson K. Woo Benson K. Woo Chief Financial Officer and Chief Accounting Officer