Form 10-Q
period 2004-06-30
TRIMAS CORP
filed 2004-08-13
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 6-2 of the Exchange Act).    Yes     No .

As of August 13, 2004, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to further unionization and work stoppages at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition; and

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity.

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

Part I. Financial Information

Item 1. Financial Statements

TriMas Corporation
Balance Sheet
June 30, 2004 and December 31, 2003
(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,810	$6,780
Receivables	131,670	118,970
Inventories	147,750	124,090
Deferred income taxes	10,980	10,900
Prepaid expenses and other current assets	9,290	8,440
Total current assets	305,500	269,180
Property and equipment, net	201,640	187,420
Goodwill	656,890	658,900
Other intangibles, net	316,220	322,750
Other assets	60,260	61,780
Total assets	$1,540,510	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$3,170	$10,920
Accounts payable	118,140	94,130
Accrued liabilities	66,580	75,100
Due to Metaldyne	210	4,400
Total current liabilities	188,100	184,550
Long-term debt	756,590	725,060
Deferred income taxes	150,610	149,030
Other long-term liabilities	35,530	37,770
Due to Metaldyne.	6,480	6,960
Total liabilities	1,137,310	1,103,370
Commitments and contingencies (Note 9)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,340	399,870
Retained deficit	(25,410)	(38,240)
Accumulated other comprehensive income	29,070	34,830
Total shareholders' equity	403,200	396,660
Total liabilities and shareholders' equity	$1,540,510	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Three and Six Months Ended
June 30, 2004 and 2003
(unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$284,210	$250,150	$545,110	$468,120
Cost of sales	(206,860)	(184,570)	(403,150)	(347,050)
Gross profit	77,350	65,580	141,960	121,070
Selling, general and administrative expenses	(44,440)	(43,150)	(88,150)	(81,520)
Gain (loss) on dispositions of property and equipment	70	(5,970)	(180)	(18,120)
Operating profit	32,980	16,460	53,630	21,430
Other expense, net:
Interest expense	(16,280)	(16,010)	(32,590)	(32,390)
Other income (expense), net	(380)	(290)	(680)	(510)
Other expense, net	(16,660)	(16,300)	(33,270)	(32,900)
Income (loss) before income tax (expense) benefit	16,320	160	20,360	(11,470)
Income tax (expense) benefit	(6,030)	(1,580)	(7,530)	3,030
Net income (loss)	$10,290	$(1,420)	$12,830	$(8,440)

Basic earnings (loss) per share	$0.51	$(0.07)	$0.64	$(0.42)

Diluted earnings (loss) per share	$0.51	$(0.07)	$0.63	$(0.42)

Weighted average common shares - basic	20,010,000	19,913,890	20,010,000	19,956,940

Weighted average common shares - diluted	20,323,060	19,913,890	20,316,330	19,956,940

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Six Months Ended
June 30, 2004 and 2003
(unaudited — dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss).	$12,830	$(8,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	180	18,120
Depreciation and amortization	20,510	22,860
Legacy stock award expense	—	2,490
Amortization of debt issue costs	2,320	1,950
Non-cash compensation expense	250	—
Net proceeds from accounts receivable securitization	48,280	—
Payment to Metaldyne to fund contractual liabilities	(4,610)	(4,780)
Increase in receivables	(59,710)	(25,520)
Increase in inventories	(21,840)	(4,650)
Increase in prepaid expenses and other assets	(1,460)	(4,540)
Increase in accounts payable and accrued liabilities	14,990	11,030
Other, net	(4,270)	(1,960)
Net cash provided by operating activities, net of acquisition impact	7,470	6,560
Cash Flows from Investing Activities:
Capital expenditures	(26,850)	(10,410)
Proceeds from sales of fixed assets	200	67,980
Acquisition of businesses, net of cash acquired	(5,500)	(205,770)
Net cash used for investing activities	(32,150)	(148,200)
Cash Flows from Financing Activities:
Proceeds from borrowings on senior credit facility	—	75,000
Repayments of borrowings on senior credit facility	(1,440)	(1,450)
Proceeds from borrowings on revolving credit facility	330,100	269,000
Repayments of borrowings on revolving credit facility	(297,100)	(269,000)
Payments on notes payable	(7,850)	(250)
Issuance of note payable	—	140
Net proceeds from issuance of common stock	—	35,000
Repurchase of common stock	—	(20,000)
Debt issuance costs	—	(2,150)
Decrease in Metaldyne Corporation net investment and advances	—	(22,710)
Net cash provided by financing activities	23,710	63,580
Cash and Cash Equivalents:
Decrease for the period	(970)	(78,060)
At beginning of period	6,780	100,440
At end of period	$5,810	$22,380

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2004
(unaudited — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net income	—	—	12,830	—	12,830
Foreign currency translation	—	—	—	(5,760)	(5,760)
Total comprehensive income (loss)	—	—	12,830	(5,760)	7,070
Non-cash compensation expense	—	250	—	—	250
Net adjustments to reflect settlement of contractual obligations	—	(780)	—	—	(780)
Balances, June 30, 2004	$200	$399,340	$(25,410)	$29,070	$403,200

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

2.    Acquisitions

On January 29, 2004, the Company acquired all of the capital stock of Theodore Bargman Company ("Bargman") for approximately $5.5 million. Bargman had revenues of approximately $12.8 million in 2003 and net assets of approximately $3.1 million as of the acquisition date. Bargman is a manufacturer of lighting products, electrical accessories, access doors, locks and latches for the recreational vehicle market. The acquisition of Bargman is included as part of the business segment operations of Cequent Transportation Accessories and provides additional opportunities to strengthen Cequent's presence in the transportation accessories and cargo management space, specifically bolstering Cequent's position in the RV market. The impact of the Bargman acquisition is not significant to the Company's operations.

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow") from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow for $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and was paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

3.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2003	$173,330	$364,810	$53,360	$67,400	$658,900
Reversal of restructuring reserves (net of tax) and other adjustments	—	(1,370)	—	—	(1,370)
Foreign currency translation and other	(170)	(340)	—	(130)	(640)
Balance, June 30, 2004	$173,160	$363,100	$53,360	$67,270	$656,890

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of June 30, 2004 and December 31, 2003 are summarized below. The Company amortizes these assets over periods ranging from 5 to 40 years.

	As of June 30, 2004		As of December 31, 2003
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(9,400)	$26,500	$(8,090)
15 – 25 years	103,620	(14,050)	102,200	(11,140)
40 years	105,460	(9,910)	105,460	(8,600)
Total customer relationships	235,580	(33,360)	234,160	(27,830)
Trademark/Trade names	68,340	(4,240)	68,400	(4,200)
Technology and other:
5 – 15 years	28,160	(10,770)	27,740	(8,700)
17 – 30 years	38,760	(6,250)	38,530	(5,350)
Total technology and other	66,920	(17,020)	66,270	(14,050)
	$370,840	$(54,620)	$368,830	$(46,080)

Effective January 1, 2004, in conjunction with estimating useful lives and valuing identified intangible assets acquired in the acquisition of HammerBlow and Highland, the Company also reviewed the estimated useful lives of its existing trademarks/trade names. Because it is the Company's intent to maintain and continue to support, develop and market these trademarks/trade names in the future, the Company revised the useful life of such trademarks/trade names from 40 years to an indefinite life, and discontinued amortization of these intangibles prospectively. Had these intangible assets not been amortized in prior years, annual amortization expense would have been reduced approximately $1.4 million.

4.    Restructurings

During 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves during the six months ended June 30, 2004 is summarized below:

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2003	$5,140	$880	$1,380	$7,400
Establishment of reserves	2,010	—	—	2,010
Cash payments	(1,620)	—	(80)	(1,700)
Reversal of restructuring reserves (non-cash)	(2,060)	—	(640)	(2,700)
Reserve at June 30, 2004	$3,470	$880	$660	$5,010

Of the $2.0 million reserves established during the six months ended June 30, 2004, $1.2 million is included in cost of sales and $0.8 million is included in selling, general and administrative expense in the accompanying statement of operations.

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations will be consolidated into an existing facility. This action will result in the elimination of approximately 70 positions, of which approximately 10 have been eliminated as of June 30, 2004. The severance and facility costs are expected to be fully paid by the second quarter of 2005.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions will result in the elimination of approximately 160 positions, of which approximately 100 have been eliminated as of June 30, 2004. Additional severance amounts have been added to the restructuring reserve during the first quarter of 2004 as certain employees have earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid during 2004. Also during the second quarter of 2003, the Company's Industrial Specialties segment adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the group will rationalize the back office general and administrative support within certain of its branch service centers. These actions resulted in the elimination of approximately 70 positions during 2003. The remaining severance amounts are expected to be paid during 2004.

During the first quarter of 2004, the Company finalized its restructuring plan with respect to the HammerBlow and Highland acquisitions, resulting in a non-cash reduction in the recorded restructuring reserve of approximately $2.7 million. The offsetting after-tax amount has been recorded as a reduction to goodwill.

In addition to the restructuring plans initiated in 2003 and 2004, the Company continues implementation activities of its restructuring plan adopted in connection with the acquisition of Metaldyne by Heartland in November 2000. In connection with this restructuring plan, approximately 580 jobs were eliminated, with the remaining severance amounts scheduled to be paid during 2004. The Company also closed, consolidated and rationalized certain operations and back office facilities as a part of this restructuring plan. The Company expects the payment of closure costs related to these facilities to run out through 2005.

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

The following table summarizes reserves established in purchase accounting in connection with the November 2000 plan and the subsequent related activity:

(in thousands)	Severance	Closure Costs	Total
Reserve at December 31, 2003	$1,410	$950	$2,360
Cash	(560)	(510)	(1,070)
Non-cash	—	—	—
Reserve at June 30, 2004	$850	$440	$1,290

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.9 million and $0.8 million for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004 and December 31, 2003, the Company's funding under the facility was approximately $48.3 and $0, respectively, with an additional $10.9 million and $49.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $83.6 million at June 30, 2004. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of June 30, 2004 and 2003, the financing costs were based on an average liquidation period of the portfolio of approximately 1.4 months and an average discount rate of 2.1% at June 30, 2004 and 2.3% at June 30, 2003.

6.    Inventories

Inventories consist of the following components:

(in thousands)	June 30, 2004	December 31, 2003
Finished goods	$69,890	$68,060
Work in process	21,320	17,770
Raw materials	56,540	38,260
Total inventories	$147,750	$124,090

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

7.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	June 30, 2004	December 31, 2003
Land and land improvements	$3,230	$3,240
Buildings	59,940	52,840
Machinery and equipment	208,560	190,290
	271,730	246,370
Less: Accumulated depreciation	70,090	58,950
Property and equipment, net	$201,640	$187,420

Depreciation expense was approximately $12.2 million and $14.2 million for the six months ended June 30, 2004 and 2003, respectively.

8.    Long-Term Debt

The Company's long-term debt at June 30, 2004, net of the unamortized discount of $2.4 million and unamortized premium of $0.8 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	June 30, 2004	December 31, 2003
Bank debt	$323,340	$291,780
9 7/8% senior subordinated notes, due June 2012 ("Notes")	436,140	436,070
Other	280	8,130
	759,760	735,980
Less: Current maturities, long-term debt	3,170	10,920
Long-term debt	$756,590	$725,060

The Company is party to a credit facility ("Credit Facility") with a group of banks which consists of a $335.0 million term loan facility, an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions. The weighted average interest rate on the credit facility was 4.75% at June 30, 2004. At June 30, 2004, the Company also had letters of credit of approximately $25.4 million issued and outstanding.

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $818.8 million at June 30, 2004 are presented in the financial information in Note 16. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2004.

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2004, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $31.1 million and $29.7 million for the six months ended June 30, 2004 and 2003, respectively.

9.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under CERCLA, commonly known as "Superfund," against over 30 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs requested, among other things, that the defendants clean up the contamination at that site. A consent decree was entered by the court on June 21, 2004, providing for the disbursement of certain funds in contested escrow accounts, establishing certain covenants not to sue, granting contribution protection to certain defendants, including the Company, and effecting the dismissal (with prejudice except as specifically reserved in the consent decree) of all pending claims remaining in the litigation, including all claims pending against the Company.

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

As of August 11, 2004, the Company is party to approximately 1,041 pending cases involving approximately 33,426 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products that distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.1 million. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase and we may be subjected to further claims with respect to the former activities of our acquired gasket distributors.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of the aforementioned litigations will have a material adverse effect on its consolidated financial position and

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

Effective January 1, 2004, the Company entered into an agreement with Metaldyne whereby TriMas reimbursed Metaldyne approximately $0.4 million primarily for certain software licenses maintained by Metaldyne under an existing agreement. The agreement expired on June 30, 2004.

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $5.9 million for the six months ended June 30, 2004. During the first two quarters of 2004, the Company also settled certain assumed contractual obligations, resulting in an increase in the Company's liability of approximately $0.8 million. The remaining assumed liabilities of approximately $6.7 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at June 30, 2004.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the six months ended June 30, 2004 and 2003, Heartland was paid $2.2 million and $2.4 million, respectively, under this agreement and such amounts are included in selling, general and administrative expense in the accompanying statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.2 million in each of the six month periods ended June 30, 2004 and 2003. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $3.9 million and $2.3 million, respectively, during the six month periods ended June 30, 2004 and 2003. These amounts are included in net sales in the accompanying statement of operations.

11.    Segment Information

TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

operating decision maker in determining resource allocation and assessing performance. TriMas has four operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

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

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, impairment of goodwill, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. Legacy stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland and was fully paid in January 2004.

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

Segment activity is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Rieke Packaging Systems	$34,720	$33,090	$65,090	$63,360
Cequent Transportation Accessories	150,610	125,960	280,090	224,850
Industrial Specialties	61,920	54,580	124,280	108,410
Fastening Systems	36,960	36,520	75,650	71,500
Total	$284,210	$250,150	$545,110	$468,120

Operating Profit
Rieke Packaging Systems	$9,320	$8,380	$15,270	$15,120
Cequent Transportation Accessories	25,010	14,500	39,340	21,490
Industrial Specialties	6,780	5,730	14,470	5,720
Fastening Systems	(2,800)	(6,470)	(4,350)	(9,440)
Corporate expenses and management fees	(5,330)	(4,460)	(11,100)	(8,970)
Legacy stock award expense	—	(1,220)	—	(2,490)
Total	$32,980	$16,460	$53,630	$21,430

Adjusted EBITDA
Rieke Packaging Systems	$11,590	$10,340	$20,060	$19,810
Cequent Transportation Accessories	29,910	19,460	48,690	31,870
Industrial Specialties	8,550	7,620	18,060	16,030
Fastening Systems	(1,170)	1,300	(1,110)	4,940
Corporate expenses and management fees	(6,000)	(4,020)	(12,240)	(8,260)
Total	$42,880	$34,700	$73,460	$64,390

12.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of June 30, 2004, the Company has 1,856,837 stock options outstanding, each of which may be used to purchase one share of the Company's common stock.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

(in thousands, except for per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributed to common stock, as reported	$10,290	$(1,420)	$12,830	$(8,440)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	130	—	160	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(330)	—	(560)	—
Pro-forma net income (loss) attributed to common stock	$10,090	$(1,420)	$12,430	$(8,440)

Net income (loss) per share:
Basic, as reported	$0.51	$(0.07)	$0.64	$(0.42)
Basic, pro-forma for stock-based compensation	$0.50	$(0.07)	$0.62	$(0.42)
Diluted, as reported	$0.51	$(0.07)	$0.63	$(0.42)
Diluted, pro-forma for stock-based compensation	$0.50	$(0.07)	$0.61	$(0.42)

During the six months ended June 30, 2004, the Company recorded approximately $0.3 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense was recorded in selling, general and administrative expense in the accompanying statement of operations.

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares became free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received increased by 6% per annum from the $16.90 per share recapitalization consideration. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $2.5 million for the six months ended June 30, 2003. TriMas will not recognize any compensation expense related to this plan in 2004 and obligations accrued related thereto have been fully paid in 2004.

13.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations as of June 30, 2003 as they would have been antidilutive.

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

14.    Defined Benefit Plans

Components of net periodic benefit cost were as follows for the three and six months ended June 30, 2004 and 2003:

	Pension Plans
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service Cost	$180	$180	$350	$360
Interest Cost	390	390	780	780
Expected return on plan assets	(400)	(390)	(810)	(790)
Amortization of net (gain) loss	40	30	90	50
Net periodic benefit cost	$210	$210	$410	$400

	Other Postretirement Benefits
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service Cost	$30	$20	$50	$40
Interest Cost	100	110	210	210
Expected return on plan assets	—	—	—	—
Amortization of net (gain) loss	40	30	70	60
Net periodic benefit cost	$170	$160	$330	$310

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $2.4 million to its defined benefit pension plans in 2004. As of June 30, 2004, approximately $0.8 million of contributions have been made.

15.    Impact of Newly Issued Accounting Pronouncements

In May 2004, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in measuring the impact to the post-retirement medical benefit obligation and service cost until such time that the Company determines whether the benefits provided by the plan are actuarially equivalent (as defined in FASB Staff Position 106-2) to Medicare Part D under the Act.

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(dollars in thousands)

	As of June 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,380	$4,430	$—	$5,810
Receivables	—	98,180	33,490	—	131,670
Receivables, intercompany	—	—	8,310	(8,310)	—
Inventories	—	127,630	20,120	—	147,750
Deferred income taxes	—	10,700	280	—	10,980
Prepaid expenses and other current assets	—	7,760	1,530	—	9,290
Total current assets	—	245,650	68,160	(8,310)	305,500
Investments in subsidiaries	818,830	188,860	—	(1,007,690)	—
Property and equipment, net	—	155,210	46,430	—	201,640
Goodwill	—	551,160	105,730	—	656,890
Intangibles and other assets	22,920	343,240	17,590	(7,270)	376,480
Total assets	$841,750	$1,484,120	$237,910	$(1,023,270)	$1,540,510
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,170	$—	$—	$3,170
Accounts payable, trade	—	88,660	29,480	—	118,140
Accounts payable, intercompany	—	8,310	—	(8,310)	—
Accrued liabilities	1,800	56,720	8,060	—	66,580
Due to Metaldyne	—	210	—	—	210
Total current liabilities	1,800	157,070	37,540	(8,310)	188,100
Long-term debt	436,140	320,450	—	—	756,590
Deferred income taxes	—	146,620	11,260	(7,270)	150,610
Other long-term liabilities	610	34,670	250	—	35,530
Due to Metaldyne	—	6,480	—	—	6,480
Total liabilities	438,550	665,290	49,050	(15,580)	1,137,310
Total shareholders' equity	403,200	818,830	188,860	(1,007,690)	403,200
Total liabilities and shareholders' equity	$841,750	$1,484,120	$237,910	$(1,023,270)	$1,540,510

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(dollars in thousands)

	As of December 31, 2003
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$4,180	$2,600	$—	$6,780
Receivables	—	96,720	22,250	—	118,970
Receivables, intercompany	—	—	5,780	(5,780)	—
Inventories	—	104,230	19,860	—	124,090
Deferred income taxes	—	10,600	300	—	10,900
Prepaid expenses and other current assets	—	6,220	2,220	—	8,440
Total current assets	—	221,950	53,010	(5,780)	269,180
Investment in subsidiaries	806,880	183,180	—	(990,060)	—
Property and equipment, net	—	142,500	44,920	—	187,420
Goodwill	—	551,220	107,680	—	658,900
Intangibles and other assets	27,770	349,290	18,620	(11,150)	384,530
Total assets	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$10,920	$—	$—	$10,920
Accounts payable, trade	—	77,100	17,030	—	94,130
Accounts payable, intercompany	—	5,780	—	(5,780)	—
Accrued liabilities	1,920	62,110	11,070	—	75,100
Due to Metaldyne	—	4,400	—	—	4,400
Total current liabilities	1,920	160,310	28,100	(5,780)	184,550
Long-term debt	436,070	288,990	—	—	725,060
Deferred income taxes	—	147,670	12,510	(11,150)	149,030
Other long-term liabilities	—	37,330	440	—	37,770
Due to Metaldyne	—	6,960	—	—	6,960
Total liabilities	437,990	641,260	41,050	(16,930)	1,103,370
Total shareholders' equity	396,660	806,880	183,180	(990,060)	396,660
Total liabilities and shareholders' equity	$834,650	$1,448,140	$224,230	$(1,006,990)	$1,500,030

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Three Months Ended June 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$237,070	$52,620	$(5,480)	$284,210
Cost of sales	—	(176,530)	(35,810)	5,480	(206,860)
Gross profit	—	60,540	16,810	—	77,350
Selling, general and administrative expenses	—	(39,940)	(4,500)	—	(44,440)
Gain (loss) on dispositions of property and equipment	—	70	—	—	70
Operating profit	—	20,670	12,310	—	32,980
Other income (expense), net:
Interest expense	(10,850)	(5,060)	(370)	—	(16,280)
Other income (expense), net	(740)	160	200	—	(380)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,590)	15,770	12,140	—	16,320
Income tax (expense) benefit	3,630	(5,530)	(4,130)	—	(6,030)
Equity in net income (loss) of subsidiaries	18,250	8,010	—	(26,260)	—
Net income (loss)	$10,290	$18,250	$8,010	$(26,260)	$10,290

	For the Three Months Ended June 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$206,420	$49,870	$(6,140)	$250,150
Cost of sales	—	(154,940)	(35,770)	6,140	(184,570)
Gross profit	—	51,480	14,100	—	65,580
Selling, general and administrative expenses	20	(37,470)	(5,700)	—	(43,150)
Gain (loss) on dispositions of property and equipment	—	(5,960)	(10)	—	(5,970)
Operating profit	20	8,050	8,390	—	16,460
Other income (expense), net:
Interest expense	(11,610)	(4,350)	(50)	—	(16,010)
Other income (expense), net	70	1,200	(1,560)	—	(290)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,520)	4,900	6,780	—	160
Income tax (expense) benefit	3,180	(1,880)	(2,880)	—	(1,580)
Equity in net income (loss) of subsidiaries	6,920	3,900	—	(10,820)	—
Net income (loss)	$(1,420)	$6,920	$3,900	$(10,820)	$(1,420)

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Six Months Ended June 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$453,240	$103,250	$(11,380)	$545,110
Cost of sales	—	(341,850)	(72,680)	11,380	(403,150)
Gross profit	—	111,390	30,570	—	141,960
Selling, general and administrative expenses	—	(78,870)	(9,280)	—	(88,150)
Gain (loss) on dispositions of property and equipment	—	(180)	—	—	(180)
Operating profit	—	32,340	21,290	—	53,630
Other income (expense), net:
Interest expense	(21,970)	(9,990)	(630)	—	(32,590)
Other income (expense), net	(1,230)	(100)	650	—	(680)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,200)	22,250	21,310	—	20,360
Income tax (expense) benefit	7,270	(7,560)	(7,240)	—	(7,530)
Equity in net income (loss) of subsidiaries	28,760	14,070	—	(42,830)	—
Net income (loss)	$12,830	$28,760	$14,070	$(42,830)	$12,830

	For the Six Months Ended June 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$396,690	$83,600	$(12,170)	$468,120
Cost of sales	—	(299,970)	(59,250)	12,170	(347,050)
Gross profit	—	96,720	24,350	—	121,070
Selling, general and administrative expenses	—	(69,770)	(11,750)	—	(81,520)
Gain (loss) on dispositions of property and equipment	—	(18,110)	(10)	—	(18,120)
Operating profit (loss)	—	8,840	12,590	—	21,430
Other income (expense), net:
Interest expense	(23,420)	(8,910)	(60)	—	(32,390)
Other income (expense), net	—	1,480	(1,990)	—	(510)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,420)	1,410	10,540	—	(11,470)
Income tax (expense) benefit	7,970	(480)	(4,460)	—	3,030
Equity in net income (loss) of subsidiaries	7,010	6,080	—	(13,090)	—
Net income (loss)	$(8,440)	$7,010	$6,080	$(13,090)	$(8,440)

TriMas Corporation

Notes to Financial Statements
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(21,620)	$20,120	$8,970	$—	$7,470

Cash Flows from Investing Activities:
Capital expenditures	—	(21,620)	(5,230)	—	(26,850)
Proceeds from sales of fixed assets	—	200	—	—	200
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(26,920)	(5,230)	—	(32,150)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(1,440)	—	—	(1,440)
Proceeds from borrowings on revolving credit facility	—	330,100	—	—	330,100
Repayments of borrowings on revolving credit facility	—	(297,100)	—	—	(297,100)
Payments on notes payable	—	(7,850)	—	—	(7,850)
Intercompany transfers to (from) subsidiaries	21,620	(19,710)	(1,910)	—	—
Net cash provided by (used for) financing activities	21,620	4,000	(1,910)	—	23,710

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(2,800)	1,830	—	(970)
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$1,380	$4,430	$—	$5,810

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(dollars in thousands)

	For the Six Months Ended June 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$2,150	$(16,880)	$21,290	$—	$6,560

Cash Flows from Investing Activities:
Capital expenditures	—	(8,670)	(1,740)	—	(10,410)
Proceeds from sales of fixed assets	—	67,980	—	—	67,980
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)

Net cash used for investing activities	—	(115,490)	(32,710)	—	(148,200)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	35,000	—	—	35,000
Repurchase of common stock	—	(20,000)	—	—	(20,000)
Proceeds from borrowings on senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(1,450)	—	—	(1,450)
Proceeds from borrowings on revolving credit facility	—	269,000	—	—	269,000
Repayments of borrowings on revolving credit facility	—	(269,000)	—	—	(269,000)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	(22,710)	—	—	(22,710)
Payments on notes payable	—	(250)	—	—	(250)
Issuance of note payable	—	140	—	—	140
Intercompany transfers (to) from subsidiaries	—	(2,710)	2,710	—	—
Net cash provided by (used for) financing activities	(2,150)	63,020	2,710	—	63,580

Cash and Cash Equivalents:
Decrease for the period	—	(69,350)	(8,710)	—	(78,060)
At beginning of period	—	86,570	13,870	—	100,440
At end of period	$—	$17,220	$5,160	$—	$22,380

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

Key Factors and Risks Affecting our Reported Results.    Critical factors affecting our ability to succeed include: our ability to successfully pursue organic growth through new product development, cross-selling and product bundling and our ability to quickly and cost effectively introduce new products; our ability to acquire and integrate companies or products that will supplement existing product lines, add new distribution channels, expand our geographic coverage or enable us to absorb overhead costs; our ability to manage our cost structure more efficiently through improved supply base management, internal sourcing and/or purchasing of materials, selective out-sourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative and overhead functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

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

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. In 2004, we have experienced increasing costs of steel and we are working with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we may experience a delay in our ability to implement price increases and recover such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience increased costs or disruptions in supply over the remainder of the year or longer, we may not be able to pass along such higher cost to our customers in the form of price increases and such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our June 2002 Recapitalization and Separation from Metaldyne.    On June 6, 2002, we undertook a recapitalization that resulted in our separation from Metaldyne. Heartland and other investors invested approximately $265.0 million in us and acquired approximately 66% of our fully diluted common stock. Metaldyne retained or received approximately 34% of our fully diluted common stock. As part of this recapitalization (1) we entered into a new credit facility that then consisted of a $150.0 million revolving credit facility and a $260.0 million term loan facility, (2) we entered into a new $125.0 million receivables facility and (3) we issued approximately $352.8 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2012. We used the proceeds from these financings to pay a cash dividend to Metaldyne that had been declared immediately prior to the recapitalization and to repay our obligations in respect of Metaldyne financing arrangements. These obligations included borrowings attributed to our subsidiaries under the Metaldyne credit agreement, debt that our subsidiaries owed to Metaldyne and its other subsidiaries and outstanding balances related to receivables that we originated and sold under the Metaldyne receivables facility. In sum, we declared and paid a cash dividend to Metaldyne equal to $840.0 million less the aggregate amount of such debt repayment and receivables repurchase.

Refer to Note 8, "Long-Term Debt," for information on our current credit facility terms and Note 10, "Related Parties," for additional information concerning the June 2002 transactions.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions, Haun Engine in August 2002, Cutting Edge Technologies in January 2003 and Chem-Chrome in October 2003.

On January 29, 2004, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of Theodore Bargman Company, a manufacturer of lighting products and electrical accessories, for a purchase price of approximately $5.5 million.

On January 30, 2003, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of HammerBlow Acquisition Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America for a purchase price of approximately $145.2 million (including a previous investment of $9.0 million that we had made). Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004.

On February 21, 2003, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of Highland Group Corporation, a manufacturer of cargo management and vehicle protection products, for a purchase price of approximately $73.5 million. For the year ended December 31, 2002, Highland had net sales of approximately $49.2 million.

On May 9, 2003, within our Fastening Systems segment, we acquired an automotive fasteners manufacturing business from Metaldyne, a related party, for approximately $22.7 million on a debt-free basis. We refer to this acquisition as the "Fittings acquisition." In connection with the Fittings acquisition, we agreed to sublease Metaldyne's Livonia, Michigan facility, at which the acquired business was and is located. The acquired business had revenues of approximately $16.7 million in 2002. Because we and Metaldyne are under the common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets or liabilities of the Fittings business. Our reported results for prior periods have been revised to include the financial results of the Fittings business, including the allocation of certain charges to the Fittings business. Examples of such allocations include amounts charged or allocated by Metaldyne for corporate-level services and interest expense attributable to Fittings. See Note 1, "Basis of Presentation."

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. Our programs involve a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the six months ended June 30, 2004 and 2003 were approximately $9.9 million and $4.5 million, respectively. We estimate that we will incur between $15 million to $16 million of such costs during 2004. We believe all of these costs are warranted by the anticipated future benefits of these actions. We also continue to focus on establishing our stand alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we now handle internally the tax, benefit administration and environmental and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a standalone human resources compensation and benefits function. We anticipate increased corporate office expense of approximately $0.7 million annually as a result of these and other actions.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

Cequent Transportation Accessories:

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and expect to complete this action by the end of the third quarter of 2004.

•	In first quarter 2004, we opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. We expect to complete the consolidation of distribution activities in South Bend by the end of 2004. Also, in May 2004 we announced our decision to cease manufacturing in Oakville, Ontario and expect to consolidate distribution activities for all Canadian customers in that location. These manufacturing operations will be consolidated into our existing facility located in Goshen, Indiana. We expect to complete this initiative by end of third quarter 2004.

Industrial Specialties:

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We expect these actions to be completed during the fourth quarter of 2004.

Fastening Systems.

•	During 2003, further to our 2002 facility consolidation efforts where five manufacturing plants were consolidated into three remaining plants, we initiated plans to close our Lakewood, Ohio manufacturing facility and to consolidate these operations at our Frankfort, Indiana facility. This plan will consolidate manufacturing and finishing capabilities of our standard and custom-designed large diameter fasteners and eliminate redundant cost structures. We expect to complete these consolidation activities by the end of the third quarter of 2004.

Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, impairment of goodwill, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

By selecting Adjusted EBITDA, management believes that it is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures for capital equipment or contractual commitments;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital needs

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) and cash flows from operating activities for the three and six months ended June 30, 2004 and 2003:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$10,290	$(1,420)	$12,830	$(8,440)
Income tax expense (benefit)	6,030	1,580	7,530	(3,030)
Interest expense	16,280	16,010	32,590	32,390
Legacy stock award expense	—	1,220	—	2,490
Loss on sale-leaseback of property and equipment (1)	—	5,580	—	18,120
Depreciation and amortization	10,280	11,730	20,510	22,860
Adjusted EBITDA (1)	42,880	34,700	73,460	64,390
Interest paid	(26,010)	(25,910)	(31,070)	(29,710)
Taxes paid	(4,470)	(2,550)	(6,470)	(3,710)
Legacy stock award expense paid	—	—	(5,400)	(4,560)
(Gain) loss on dispositions of plant and equipment	(70)	390	180	—
Payments to Metaldyne to fund contractual liabilities	(2,630)	(210)	(4,610)	(4,780)
Receivables securitization, net	(8,610)	(57,430)	48,280	—
Net change in working capital	(15,250)	9,740	(66,900)	(15,070)
Cash flows provided by (used for) operating activities	$(14,160)	$(41,270)	$7,470	$6,560

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the three and six months ended June 30, 2004, Adjusted EBITDA was lower by $2.5 million and $5.1 million, respectively, for lease payments related to property and equipment that was sold and leased back during the first and second quarter of 2003. If such leases had been in effect for the full year, such lease payments would have resulted in an additional $3.9 million in lease expense in 2003.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Facility and business consolidation costs (a)	$1,940	$330	$4,940	$740
Business unit restructuring costs (b)	2,240	910	3,490	1,030
Acquisition integration costs (c)	180	3,960	1,350	6,810
	$4,360	$5,200	$9,780	$8,580

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Also includes a non-cash expense of $1.7 million and $4.0 million for the three and six months ended June 30, 2003, respectively, that did not recur associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four operating segments for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$34,720	12.2%	$33,090	13.2%
Cequent Transportation Accessories	150,610	53.0%	125,960	50.4%
Industrial Specialties	61,920	21.8%	54,580	21.8%
Fastening Systems	36,960	13.0%	36,520	14.6%
Total	$284,210	100.0%	$250,150	100.0%
Gross Profit:
Rieke Packaging Systems	$13,540	39.0%	$12,370	37.4%
Cequent Transportation Accessories	47,240	31.4%	36,000	28.6%
Industrial Specialties	15,260	24.6%	13,390	24.5%
Fastening Systems	1,310	3.5%	3,820	10.5%
Corporate expenses	—	—	—	—
Total	$77,350	27.2%	$65,580	26.2%
Selling, General and Administrative:
Rieke Packaging Systems	$4,150	12.0%	$3,620	10.9%
Cequent Transportation Accessories	22,420	14.9%	21,050	16.7%
Industrial Specialties	8,480	13.7%	7,920	14.5%
Fastening Systems	4,060	11.0%	4,540	12.4%
Corporate expenses	5,330	—	6,020	—
Total	$44,440	15.6%	$43,150	17.2%
Operating Profit:
Rieke Packaging Systems	$9,320	26.8%	$8,380	25.3%
Cequent Transportation Accessories	25,010	16.6%	14,500	11.5%
Industrial Specialties	6,780	10.9%	5,730	10.5%
Fastening Systems	(2,800)	(7.6%)	(6,470)	(17.7%)
Corporate expenses	(5,330)	—	(4,460)	—
Legacy stock award expense (1)	—	—	(1,220)	—
Total	$32,980	11.6%	$16,460	6.6%

The following table summarizes financial information for our four operating segments for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$65,090	11.9%	$63,360	13.5%
Cequent Transportation Accessories	280,090	51.4%	224,850	48.0%
Industrial Specialties	124,280	22.8%	108,410	23.2%
Fastening Systems	75,650	13.9%	71,500	15.3%
Total	$545,110	100.0%	$468,120	100.0%
Gross Profit:
Rieke Packaging Systems	$24,150	37.1%	$23,900	37.7%
Cequent Transportation Accessories	82,720	29.5%	60,150	26.8%
Industrial Specialties	31,340	25.2%	27,120	25.0%
Fastening Systems	4,010	5.3%	9,900	13.8%
Corporate expenses	(260)	—	—	—
Total	$141,960	26.0%	$121,070	25.9%
Selling, General and Administrative:
Rieke Packaging Systems	$8,770	13.5%	$7,570	11.9%
Cequent Transportation Accessories	43,310	15.5%	37,070	16.5%
Industrial Specialties	16,860	13.6%	15,490	14.3%
Fastening Systems	8,370	11.1%	9,420	13.2%
Corporate expenses	10,840	—	11,970	—
Total	$88,150	16.2%	$81,520	17.4%
Operating Profit:
Rieke Packaging Systems	$15,270	23.5%	$15,120	23.9%
Cequent Transportation Accessories	39,340	14.0%	21,490	9.6%
Industrial Specialties	14,470	11.6%	5,720	5.3%
Fastening Systems	(4,350)	(5.8%)	(9,440)	(13.2%)
Corporate expenses	(11,100)	—	(8,970)	—
Legacy stock award expense (1)	—	—	(2,490)	—
Total	$53,630	9.8%	$21,430	4.6%

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

Results of Operations

The principal factors impacting us during the three and six months ended June 30, 2004, compared with the three and six months ended June 30, 2003, were:

•	a stronger economy in 2004 which impacted end user demand across all of our business segments;

•	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments;

•	the HammerBlow and Highland acquisitions in the first quarter of 2003 and the Bargman acquisition in the first quarter of 2004; and

•	the impact of higher costs charged by our steel suppliers not fully-recovered from our customers and lost sales and operational inefficiencies due to steel shortages.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net sales increased $34.1 million, or approximately 13.6%, for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003. Of this increase, approximately $20.1 million is attributed to organic growth and $2.8 million to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. We estimate that $8 million of the increase represents recovery of steel cost increases passed-through to customers. The remaining $3.1million increase is the result of the Bargman acquisition, which occurred in January 2004. Rieke's net sales increased $1.6 million, or approximately 4.9%, for the three months ended June 30, 2004 as compared with the three months ended June 30, 2003 due to the favorable impact of currency exchange and new product sales, partially offset by a one-time revenue increase in 2003 from certain government programs that did not recur at the same level in 2004. Cequent's net sales increased $24.7 million, or approximately 19.6%, for the second quarter of 2004 as compared with the second quarter of 2003. This increase is primarily due to improved consumer demand and overall economic conditions combined with recovery of steel cost increases charged by Cequent's steel suppliers and the favorable impact of currency exchange. Net sales within our Industrial Specialties segment increased $7.3 million, or approximately 13.4%, for the second quarter of 2004 as compared with the second quarter of 2003 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably at Lamons and Norris Cylinder. Net sales within our Fastening Systems segment were approximately flat between years primarily due to improved demand for aerospace fasteners and recovery of steel cost increases charged by steel suppliers on industrial fastener products, offset by lower sales volumes due to steel shortages.

Gross profit margins (gross profit as a percentage of sales) approximated 27.2% and 26.2% for the three months ended June 30, 2004 and 2003 respectively. Rieke's gross profit margin improved from approximately 37.4% for the three months ended June 30, 2003 to 39.0% for the three months ended June 30, 2004 due to higher sales volumes and the favorable impact of currency exchange. Cequent's gross profit margin improved from approximately 28.6% in the second quarter of 2003 to approximately 31.4% in the second quarter of 2004, despite the impact of higher steel costs not able to be passed-through to customers, as Cequent benefited from higher sales activity and improved operating efficiencies as a result of the completion of plant consolidation activities at its Goshen, Indiana facility in the first half of 2003. Those improvements were partially offset by a decline in gross profit margins within Fastening Systems. The decline at Fastening Systems was due to higher costs and greater operational inefficiencies as a result of steel shortages and higher steel costs not passed-through to customers. In addition, Fastening Systems continues to experience additional costs and operational inefficiencies related to the shut down and consolidation of our Lakewood, Ohio facility into our remaining manufacturing plants. Gross profit margins within our Industrial Specialties segment improved slightly in the second quarter of 2004 to 24.6% compared to 24.5% in the second quarter of 2003.

Operating profit margins (operating profit as a percentage of sales) approximated 11.6% and 6.6% for the quarters ended June 30, 2004 and 2003, respectively. Operating profit at Rieke increased $0.9 million for the second quarter of 2004 as compared with the second quarter of 2003 due to higher sales volumes and the favorable impact of currency exchange. At Cequent, operating profit increased $10.5 million for the second quarter of 2004 as compared with the second quarter of 2003 primarily due to higher sales volumes and increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003, partially offset by higher steel costs not passed-through to customers. Within the Industrial Specialties segment, operating profit increased $1.1 million for the second quarter of 2004 as compared with the second quarter of 2003 as the segment benefited from higher overall sales and lower operating costs primarily as a result of branch consolidation activities at Lamons, partially offset by increased costs incurred in connection with the consolidation efforts at Compac. Within Fastening Systems, the operating loss decreased approximately $3.7 million from an operating loss of $6.5 million for the quarter ended June 30, 2003 to an operating loss of $2.8 million in the second quarter of 2004. This change was due primarily to approximately $5.3 million of non-cash losses in the second quarter of 2003 related to the sale-leaseback of property and equipment that did not recur. This impact was offset by closure and other related costs incurred in 2004 resulting from the consolidation of its Lakewood, Ohio plant and the impact of higher steel costs not able to be passed on to customers and operational inefficiencies due to steel shortages.

Rieke Packaging Systems.    Net sales increased $1.6 million, or approximately 4.9%, to $34.7 million for the quarter ended June 30, 2004 compared to $33.1 million for the quarter ended June 30, 2003. Of the $1.6 million increase in sales, approximately $1.5 million was due to new product sales and $0.8 million was due to the favorable impact of foreign currency exchange on sales. In addition, we estimate that approximately $0.4 million was due to recovery of steel cost increases passed-through to customers. These increases were partially offset by approximately $0.9 million less revenue from U.S Government aid programs to Afghanistan, Iraq and other countries that did not recur at the same levels in 2004. Core product sales of industrial closures, rings and levers were approximately flat compared to the year ago period, although order activity strengthened during the quarter.

Rieke's gross profit margin improved to approximately 39.0% for the quarter ended June 30, 2004 from 37.4% for the quarter ended June 30, 2003. This increase was due primarily to the increase in sales volumes, mostly due to new product sales and the favorable impact of currency exchange.

Rieke's selling, general and administrative costs increased $0.5 million during the quarter ended June 30, 2004 as compared with the second quarter of 2003, due primarily to additional costs related to new product launch activities and several other miscellaneous variable cost increases.

Overall, Rieke's operating profit margin improved to approximately 26.8% for the quarter ended June 30, 2004 from 25.3% for the second quarter of 2003, due primarily to increases in sales volumes and the favorable impact of currency exchange.

Cequent Transportation Accessories.    Net sales increased $24.7 million, or approximately 19.6%, to $150.6 million for the quarter ended June 30, 2004 compared to $125.9 million for the second quarter of 2003. Of the $24.7 million increase in sales, approximately $2.0 million is attributed to currency exchange as Cequent's reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar, approximately $14.3 million is attributed to stronger demand across all business units, most notably electrical products, as a result of improved overall economic conditions and approximately $3.1 million due to the acquisition of Bargman in January 2004. In addition, we estimate that approximately $5 million of the sales increase was due to recovery of steel cost increases passed-through to customers.

Cequent's gross profit increased $11.2 million to approximately 31.4% for the quarter ended June 30, 2004 from approximately 28.6% in the second quarter of 2003. Of this increase, approximately $4.9 million was attributed to higher sales volumes and the acquisition of Bargman. An additional approximate $2.3 million of the increase was attributed to sales of electrical products which are experiencing higher margins due to changes in product mix. Cequent's gross profits were also positively impacted by improved operating efficiencies resulting from completion of the Goshen plant consolidation in the first half of 2003 and integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter of 2003. Completion of these actions positioned Cequent to better capitalize on higher sales volumes through improved order fill rates and delivery performance which contributed to the gross margin improvement. These increases were partially offset by higher steel costs that were not able to be passed-through to customers.

Cequent's selling, general and administrative expenses increased by $1.4 million during the second quarter 2004 compared to the second quarter of 2003 primarily due to costs associated with the ramp-up of Cequent's new distribution center in South Bend, Indiana and the January 2004 acquisition of Bargman. Selling, general and administrative costs as a percent of sales decreased between years as the higher sales volumes more than offset the additional fixed costs associated with the aforementioned activities.

Overall, Cequent's operating profit margin increased from approximately 11.5% for the quarter ended June 30, 2003 to approximately 16.6% for the quarter ended June 30, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs as a result of completion of several integration and acquisition initiatives, partially offset by higher steel costs not able to be passed-through to customers.

Industrial Specialties.    Net sales during the quarter ended June 30, 2004, increased $7.3 million, or approximately 13.4% compared to the second quarter of 2003. Of the $7.3 million increase in sales, approximately $6.1 million is as a result of improved demand for our products in the precision tool, energy and petrochemical, general industrial and defense markets. We estimate that another approximate $1 million is due to recovery of steel cost increases passed-through to customers, principally at Lamons and Norris Cylinder.

Gross profit margins at Industrial Specialties were approximately 24.6% for the quarter ended June 30, 2004 compared to 24.5% for the quarter ended June 30, 2003 as the improved margin on the increase in sales volumes between years was mostly offset by steel cost increases incurred and passed-through to customers on which no gross profit was earned.

Selling, general and administrative expenses as a percent of sales declined to approximately 13.7% in the second quarter of 2004 from approximately 14.5% for the quarter ended June 30, 2003. This improvement is primarily a result of branch consolidation activities at Lamons during the second and third quarters of 2003. The benefits of these lower operating costs were partially offset by $1.2 million of costs incurred in the second quarter of 2004 in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey.

Operating profit margins at Industrial Specialties increased to approximately 10.9% for the three months ended June 30, 2004 primarily due to the increased sales volumes across all businesses and operating efficiencies resulting from the Lamons branch consolidation activities, partially offset by relocation costs associated with the consolidation of Compac's facilities and increased steel costs incurred but not recovered.

Fastening Systems.    Net sales for the quarter ended June 30, 2004, increased by $0.4 million, or 1.2%, compared to the quarter ended June 30, 2003. Our aerospace fastener business continues to experience strong market demand, with sales increases of approximately 14.6% over prior year, due mainly to continued growth in the military and commercial aircraft markets. In addition, we estimate that we have recovered from our industrial fastener customers approximately $1 million of cost increases charged by steel suppliers. These increases in sales were partially offset by a decline in sales volumes in industrial fasteners, due in part to steel shortages.

Gross profit margin at Fastening Systems declined to approximately 3.5% in the quarter ended June 30, 2004 from approximately 10.5% for the quarter ended June 30, 2003, primarily due to operational inefficiencies and additional costs incurred as a result of the shutdown and relocation of our Lakewood, Ohio facility to our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. In addition, Fastening Systems has not been able to recover all cost increases levied by its steel suppliers and has experienced operational inefficiencies as a result of steel shortages.

Selling, general and administrative expenses at Fastening Systems decreased by $0.5 million in the quarter ended June 30, 2004, from the quarter ended June 30, 2003 due primarily to decreases in selling and back office costs as a result of the workforce reduction and related restructuring actions that were implemented in the second half of 2003.

Overall, operating losses at Fastening Systems were reduced $3.7 million between years to a $2.8 million operating loss in the quarter ended June 30, 2004 as compared to an operating loss of $6.5 million in the quarter ended June 30, 2003. This change was principally attributed to the fact that the second quarter of 2003 included non-cash losses associated with the sale-leaseback of property and equipment of approximately $5.3 million. The elimination of sale-leaseback transaction losses was partially offset by additional costs in 2004 resulting from decreased productivity and other costs as a result of the shutdown and relocation of our Lakewood, Ohio facility, steel shortages and steel cost increases not recovered from customers.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased by approximately $0.7 million for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to the $1.2 million legacy stock award expenses in 2003 that did not recur in 2004. This decrease was partially offset by additional compensation and other expense as a result of the increase in personnel related to establishing a stand-alone corporate office.

Interest Expense.    Interest expense increased by approximately $0.3 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase is primarily the result of increased borrowings in 2004 to fund higher working capital requirements and an increase in our effective interest rate from 4.47% at June 30, 2003 to 4.75% at June 30, 2004, partially offset by the timing of the cash received in sale-leaseback transactions during 2003.

Income Taxes.    The effective income tax rate for the three months ended June 30, 2004 was 36.9%. In 2004, the Company reported foreign pre-tax income of approximately $12.6 million and domestic pre-tax income of approximately $3.7 million. The domestic pre-tax income included approximately $16.3 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $7.5 million compared to a reported domestic pre-tax loss of $7.3 million. The domestic loss was primarily the result of $16.8 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies and $5.6 million of losses incurred with respect to the sale-leaseback of domestic operating facilities and equipment

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net sales increased $77.0 million, or approximately 16.4%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. Of this increase, approximately $36.4 million is attributed to organic growth and approximately $9.4 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. We estimate that $9 million of the increase represents recovery of steel cost increases passed-through to customers. The remaining $21.7 million increase is the result of including a full two quarters of activity related to HammerBlow and Highland, which were acquired during the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. Rieke's net sales increased $1.7 million, or approximately 2.7%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 due to the favorable effects of currency exchange, recovery of increased steel costs and new product sales, partially offset by a one-time revenue increase in 2003 from certain government programs and reduced sales of core products such as rings and other dispensing products. Cequent's net sales increased $55.2 million, or approximately 24.6%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003. This increase is due to strong early order activity and customer inventory builds for the spring/summer selling seasons, which reflects improved consumer demand and overall economic conditions, and recovery of cost increases from steel suppliers. Net sales within our Industrial Specialties segment increased $15.9 million, or approximately 14.6%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably at Lamons and Norris Cylinder. Net sales within our Fastening Systems segment increased $4.2 million, or approximately 5.8%, for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 due to an increase in sales in the segment's aerospace fastener market, an increase in sales in industrial fasteners for the off-road and agricultural machinery markets and recovery of steel cost increases, partially offset by reduced sales volumes due to steel shortages.

Gross profit margins (gross profit as a percentage of sales) approximated 26.0% and 25.9% for the six months ended June 30, 2004 and 2003 respectively. Cequent's gross profit margin improved from approximately 26.8% in the six months ended June 30, 2003 to approximately 29.5% in the six months ended June 30, 2004, despite the impact of higher steel costs not able to be passed-through to customers, as Cequent benefited from higher sales activity and greater operating efficiencies as a result of completion of plant consolidation activities at its Goshen, Indiana facility in the first half of 2003. This improvement at Cequent was partially offset by declines in gross profit margins in our Rieke Packaging Systems and Fastening Systems segments. The decline at Rieke resulted from one-time costs associated with the ramp-up of a new manufacturing facility in China and increased costs associated with new product launches. The decline in our Fastening Systems segment was due to higher costs and greater operational inefficiencies resulting from the consolidation and closure of the Lakewood, Ohio facility, steel shortages and higher steel costs levied by steel suppliers not able to be passed-through to customers. Gross profit margins within our Industrial Specialties segment increased slightly in the first half of 2004 to approximately 25.2% from approximately 25.0% in the first half of 2003 as the higher profit margin on the increase in sales between years was mostly offset by the steel cost increases incurred and not recovered from customers.

Operating profit margins (operating profit as a percentage of sales) approximated 9.8% and 4.6% for the six months ended June 30, 2004 and 2003, respectively. Operating profit at Rieke Packaging Systems increased $0.2 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, but decreased as a percentage of sales. This decrease was due to the plant start-up costs in China, new product launch costs related to the introduction of eight new consumer products in the first quarter of 2004 and $0.8 million of non-cash losses associated with the sale-leaseback of equipment in the first half of 2003. At Cequent, operating profit increased $17.9 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003 at our Goshen, Indiana and Reynosa, Mexico operations and lower costs associated with plant restructuring and acquisition integration activities, partially offset by higher steel costs not fully-passed-through to our customers. Operating profit at Cequent for the six months ended June 30, 2003 was also reduced by approximately $1.6 million of non-cash losses associated with the sale-leaseback of equipment. Within the Industrial Specialties segment, operating profit increased $8.8 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 as the segment benefited from higher overall sales and lower operating costs as a result of branch consolidation activities at Lamons, partially offset by the costs incurred with the consolidation efforts at Compac in the first two quarters of 2004. Operating profit at Industrial Specialties for the six months ended June 30, 2003 also reflected approximately $6.0 million of non-cash losses associated with the sale-leaseback of equipment at various locations. Within Fastening Systems, the operating loss improved approximately $5.1 million for the six months ended June 30, 2004 from an operating loss of $9.4 million for the six months ended June 30, 2003 to an operating loss of $4.4 million for the six months ended June 30, 2004. This change was due primarily to approximately $9.7 million of non-cash losses in the six months ended June 30, 2003 related to the sale-leaseback of property and equipment, offset by closure and other related costs resulting from the consolidation of its Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana and Wood Dale, Illinois during the first two quarters of 2004, operational inefficiencies related to steel shortages and increased steel costs not passed-through to the end customer.

Rieke Packaging Systems.    Net sales increased $1.7 million, or approximately 2.7%, to $65.1 million for the six months ended June 30, 2004 compared to $63.4 million for the six months ended June 30, 2003. Rieke experienced an approximate $2.2 million increase in sales due to new product sales and $2.4 million due to the favorable impact of foreign currency exchange on sales. In addition, we estimate Rieke recovered $0.5 million of cost increases from steel customers. These increases were partially offset by approximately $1.4 million of revenue in 2003 from U.S Government aid programs to Afghanistan, Iraq and other countries that did not recur at the same levels in 2004. Rieke also experienced approximately $2.0 million in reduced sales in industrial closures, rings and levers due to softness in the demand for such products in early 2004 and in dispensing products due to timing of certain customers' promotional activities.

Rieke's gross profit margin declined to approximately 37.1% for the six months ended June 30, 2004 from 37.7% for the six months ended June 30, 2003. This decrease is due primarily to costs associated with the ramp-up of a new manufacturing facility in Hangzhou, China and higher costs related to the launch of eight new products in North America, partially offset by the favorable impact of currency exchange.

Rieke's selling, general and administrative costs increased $1.2 million during the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, due primarily to higher costs related to new product launch activities, employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

Overall, Rieke's operating profit margin declined to approximately 23.5% for the six months ended June 30, 2004 as compared with 23.9% for the six months ended June 30, 2003, due primarily to start-up costs at our new manufacturing facility in China, higher new product launch costs, severance costs, costs related to compliance with facility health and safety requirements and the $0.8 million non-cash loss on the sale-leaseback of machinery and equipment in the first quarter of 2003, all partially offset by the favorable impact of currency exchange.

Cequent Transportation Accessories.    Net sales increased $55.2 million, or approximately 24.6%, to $280.1 million for the six months ended June 30, 2004 compared to $224.9 million for the six months ended June 30, 2003. Of the $55.2 million increase in sales, approximately $6.7 million is attributed to currency exchange as Cequent's reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar. Approximately $21.7 million is the result of including a full six months of activity related to HammerBlow and Highland, which were acquired in the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. Additionally, $20.7 million is due to improved consumer sentiment, stronger demand across all business units and improved overall economic outlook. We also estimate that $6 million of the sales increase is due to recovery of steel cost increases passed-through to customers.

Cequent's gross profit margins increased $22.6 million to approximately 29.5% for the six months ended June 30, 2004 from approximately 26.8% for the six months ended June 30, 2003. Of this increase, approximately $6.8 million is attributed to higher sales volumes and the acquisition of Bargman in January 2004. Cequent's gross profits were also positively impacted by increased sales electrical products, improved operating efficiencies resulting from completion of the Goshen, Indiana plant consolidation in the first half of 2003, integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter 2003 and other integration activities with respect to the operations of HammerBlow and Highland. Completion of these consolidation and integration initiatives enabled Cequent to capitalize on higher sales volumes in 2004 through improved order fill rates and delivery performance. These increases were partially offset by higher steel costs not able to be fully passed-through to our customers.

Cequent's selling, general and administrative expenses increased by $6.2 million during the first six months of 2004 compared to the first six months of 2003 primarily due to the additional fixed costs associated with the ramp-up of Cequent's new distribution center in South Bend, Indiana and the acquisitions of HammerBlow, Highland and Bargman. Selling, general and administrative costs as a percent of sales decreased between years as the higher sales volumes more than offset these additional fixed costs.

Overall, Cequent's operating profit margin increased from approximately 9.6% for the six months ended June 30, 2003 to approximately 14.0% for the six months ended June 30, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs as a result of several integration and acquisition initiatives, partially offset by higher steel costs not able to be fully passed-through to our customers.

Industrial Specialties.    Net sales during the six months ended June 30, 2004, increased $15.9 million, or approximately 14.6% compared to the six months ended June 30, 2003. Of this amount, approximately $14.4 million is attributed to improved demand for our products in the commercial construction, precision tool, energy and petrochemical, general industrial and defense markets, as well as an increased focus on our national sales program during the first quarter of 2004. In addition, we estimate that approximately $2 million of the sales increase is due to recovery of steel cost increases passed-through to customers, principally at Lamons and Norris Cylinder.

Gross profit margins at Industrial Specialties increased slightly, to approximately 25.2% for the six months ended June 30, 2004 from approximately 25.0% for the six months ended June 30, 2003 as the higher profit margin on the increase in sales between years was mostly offset by the steel cost increases incurred and passed-through to customers on which no gross profit was earned.

Selling, general and administrative expenses as a percent of sales declined to approximately 13.6% in the first half of 2004 from approximately 14.3% for the first half of 2003. The decrease is primarily a result of branch consolidation activities at Lamons during the second and third quarters of 2003. The benefits of these lower operating costs were partially offset by $2.0 million of costs incurred during 2004 in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey.

Operating profit margins at Industrial Specialties increased to approximately 11.6% for the six months ended June 30, 2004 primarily due to the increased operating efficiencies in 2004 and the fact that the first two quarters of 2003 included approximately $6.0 million of non-cash losses associated with the sale-leaseback of equipment, all partially offset by the relocation costs in 2004 associated with the consolidation of Compac's facilities.

Fastening Systems.    Net sales for the six months ended June 30, 2004, increased by $4.2 million, or 5.8%, compared to the six months ended June 30, 2003 due to stronger market demand for aerospace fasteners and industrial fasteners in the off-road and agricultural machinery industries. In addition, we estimate that approximately $1 million of the sales increase is due to the recovery of higher steel costs passed-through to customers. These increases were partially offset by a decline in sales volumes of industrial fasteners due to steel shortages.

Gross profit margin at Fastening Systems declined to approximately 5.3% for the six months ended June 30, 2004 from approximately 13.8% for the six months ended June 30, 2003, due to operational inefficiencies resulting from the shutdown and relocation of our Lakewood, Ohio facility to our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. In addition, Fastening Systems has experienced additional operational inefficiencies due to steel shortages, which has limited the sales volumes and related cost absorption. Also, Fastening Systems has been unable to pass-through all steel cost increases to the end customer.

Selling, general and administrative expenses at Fastening Systems decreased by $1.1 million in the six months ended June 30, 2004, from the six months ended June 30, 2003 due primarily to decreases in selling and back office costs as a result of the workforce reduction and related restructuring actions that were implemented in the second half of 2003.

Overall, operating losses at Fastening Systems declined by $5.1 million to a $4.3 million operating loss in the six months ended June 30, 2004 as compared to an operating loss of $9.4 million in the six months ended June 30, 2003. This change was principally attributed to the fact that the first half of 2003 included $9.7 million of non-cash losses associated with the sale-leaseback of property and equipment, while the first half of 2004 reflected closure and other costs and decreased productivity as the result of the shutdown and relocation of our Lakewood, Ohio facility into remaining operating facilities, and additional operational inefficiencies due to steel shortages and increased steel costs, partially offset in part by lower selling, general and administrative expenses.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased by $1.1 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The decrease is primarily due to $2.5 million of legacy restricted stock award expense in 2003 which ended in December 2003, partially offset by an increase of $1.4 million of compensation and other expense as a result of the increase in personnel related to establishing a stand-alone corporate office.

Interest Expense.    Interest expense increased by approximately $0.2 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as the result of an increase in our effective interest rate from 4.47% at June 30, 2003 to 4.75% at June 30, 2004 and higher borrowings in 2004 to fund increases in working capital requirements, mostly offset by the timing and amount of borrowings in 2003 related to the acquisitions of HammerBlow, Highland and Fittings and cash received in sale-leaseback transactions.

Income Taxes.    The effective income tax rate for the six months ended June 30, 2004 and 2003 was 37.0% and 26.4%, respectively. In 2004, foreign operations reported pre-tax income of approximately $21.9 million compared to a reported domestic pre-tax loss of $1.5 million. The domestic loss was primarily the result of $32.6 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $11.3 million compared to a reported domestic pre-tax loss of $22.8 million. The domestic loss was primarily the result of $33.1 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies and $18.1 million of losses incurred with respect to the sale-leaseback of domestic operating facilities and equipment.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2004 was approximately $7.5 million as compared to $6.5 million for the six months ended June 30, 2003. The impact of improvements in net income from operations between years was largely offset by the increased investment in working capital, primarily in inventory to support higher sales levels, particularly at Cequent for the spring/summer selling season.

Cash used for investing activities for the six months ended June 30, 2004 was approximately $32.2 million as compared to $148.2 million for the prior year period. In 2004, capital spending increased approximately $16.5 million in the first two quarters versus the same period in 2003 due primarily to planned expenditures for our new Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment. We also completed the acquisition of Theodore Bargman Company. In 2003, the higher level of investing activities was due primarily to the funding of the HammerBlow and Highland acquisitions in first quarter 2003. We also received approximately $68.0 million in cash proceeds primarily related to sale-leaseback transactions in 2003 for which there were no comparable transactions during 2004.

Cash provided by financing activities for the six months ended June 30, 2004 was approximately $23.7 million as compared to $63.6 million for the six months ended June 30, 2003. During the first six months of 2004, we incurred additional borrowings on our revolving credit facility to fund capital expenditures and retire an acquisition note payable. In the same period of 2003, we received $15.0 million of net proceeds from common stock issuance and repurchase transactions and $75.0 million additional borrowings of term debt in 2003 to fund the acquisitions of HammerBlow and Highland, partially offset by the $22.7 million decrease in the Metaldyne Corporation net investment and advances due to the purchase of Fittings in 2003.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility (of which $33.0 million and $290.3 million respectively was outstanding as of June 30, 2004). Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.5 to 1.00 at June 30, 2004. The permitted leverage ratio becomes more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2004, 5.0 to 1.00 at December 31, 2004, 4.75 to 1.00 at June 30, 2005, 4.5 to 1.00 at September 30, 2005, 4.0 to 1.00 at December 31, 2005, 4.0 to 1.00 at March 31, 2006, 3.75 to 1.00 at June 30, 2006, 3.5 to 1.00 at September 30, 2006 and 3.25 to 1.00 at December 31, 2006 and thereafter. We were in compliance with our covenants at June 30, 2004.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2004, we had $48.3 million outstanding under our accounts receivable facility and $10.9 million of available funding based on eligible receivables. At June 30, 2004, we had $33.0 million outstanding under our revolving credit facility and had an additional $91.6 million potentially available after giving effect to approximately $25.4 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, only $72.4 million of borrowing capacity is available for general corporate purposes.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8 to the accompanying unaudited financial statements. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by $3.2 million annually.

In connection with our separation from Metaldyne, we have also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate amounts paid were: $4.2 million in 2002, $7.6 million in 2003 and $7.6 million in 2004. As of April 2004, our obligations associated with Metaldyne restricted stock grants have been fully paid.

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

Off-Balance Sheet Arrangements

In connection with the June 2002 transactions, we entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest in the receivables. Under the terms of the agreement, new receivables can be added to the pool as collections reduce previously sold receivables. The facility is an important source of liquidity. At June 30, 2004, we had $48.3 million outstanding and $10.9 million of funding available under the facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. The agreement expires on June 6, 2005. If we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

In addition, as of June 30, 2004, we are contingently liable for stand-by letters of credit totaling $25.4 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements and to meet various states' requirements in order to self-insure workers' compensation claims, including incurred but not reported claims.

Impact of New Accounting Standards

In May 2004, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") became law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. In accordance with FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company has elected to defer recognition of the effects of the Act in measuring the impact to the post-retirement medical benefit obligation and service cost until such time that the Company determines whether the benefits provided by the plan are actuarially equivalent (as defined in FASB Staff Position 106-2) to Medicare Part D under the Act.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2003 audited financial statements included in our 2003 Form 10-K on file with the Securities and Exchange Commission. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.0 million at June 30, 2004. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base.

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

Goodwill and Other Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. While we believe our judgments and estimates are reasonable, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of SFAS Nos. 87, 88, 106 and 132. Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-Term Debt," in the notes to the unaudited financial statements for additional information

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2004, an evaluation was carried out by management with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the report that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Part II.    Other Information
TriMas Corporation

Item 1.    Legal Proceedings

A civil suit was filed in the United States District Court for the Central District of California in April 1983 by the United States of America and the State of California under CERCLA, commonly known as "Superfund," against over 30 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Stringfellow Disposal Site in California. The plaintiffs requested, among other things, that the defendants clean up the contamination at that site. A consent decree was entered by the court on June 21, 2004, providing for the disbursement of certain funds in contested escrow accounts, establishing certain covenants not to sue, granting contribution protection to certain defendants, including the Company, and effecting the dismissal (with prejudice except as specifically reserved in the consent decree) of all pending claims remaining in the litigation, including all claims pending against the Company.

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

As of August 11, 2004, we were a party to approximately 1,041 pending cases involving an aggregate of approximately 33,426 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.1 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or results of operations.

Item 2.    Changes in Securities and Use of Proceeds.

None of our securities, which are not registered under the Securities Act, have been issued or sold by us during the period covered by this report.

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

(b)    Reports on Form 8-K:

The Company issued a report on Form 8-K dated May 13, 2004, disclosing the teleconference held by the Company on May 13, 2004 reporting its financial results for the first quarter for the fiscal year 2004, and reporting the availability of the visual presentation that was used for the teleconference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: August 13, 2004	By: /s/ Benson K. Woo
Benson K. Woo Chief Financial Officer and Chief Accounting Officer