Form 10-Q/A
period 2004-03-31
TRIMAS CORP
filed 2004-11-15
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to restate cost of sales for the three months ended March 31, 2004 and to make correlated adjustments where appropriate. This amendment restates the Company's unaudited financial statements for the three months ended March 31, 2004 to correct approximately $0.5 million of uninvoiced accounts payable that were recorded in error as a reduction to cost of sales at the Consumer Products business unit within the Cequent Transportation Accessories segment. The Consumer Products business unit generated sales of approximately $16 million during the three months ended March 31, 2004. See Item 1, Note 2 to the financial statements included in this Report for a discussion of how the Company's statement of operations and balance sheet as of and for the three months ended March 31, 2004 are impacted by the correction of error. All other financial information and disclosures remain unchanged.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as a result we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to further unionization and work stoppages at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;.

•	We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations, and our failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve our internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2005 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarter ended March 31, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

Part I. Financial Information

Item 1. Financial Statements

TriMas Corporation
Balance Sheet
March 31, 2004 and December 31, 2003
(Unaudited — dollars in thousands)

	March 31, 2004	December 31, 2003
Assets	(restated)
Current assets:
Cash and cash equivalents	$6,920	$6,780
Receivables	108,260	118,970
Inventories	136,620	124,090
Deferred income taxes	11,010	10,900
Prepaid expenses and other current assets	11,140	8,440
Total current assets	273,950	269,180
Property and equipment, net	196,860	187,420
Goodwill	658,040	658,900
Other intangibles	320,680	322,750
Other assets	60,540	61,780
Total assets	$1,510,070	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$3,300	$10,920
Accounts payable	104,880	94,130
Accrued liabilities	75,330	75,100
Due to Metaldyne	3,560	4,400
Total current liabilities	187,070	184,550
Long-term debt	731,280	725,060
Deferred income taxes	150,580	149,030
Other long-term liabilities	36,620	37,770
Due to Metaldyne.	6,570	6,960
Total liabilities	1,112,120	1,103,370
Commitments and contingencies (Note 9)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,460	399,870
Retained deficit.	(36,020)	(38,240)
Accumulated other comprehensive income.	34,310	34,830
Total shareholders' equity	397,950	396,660
Total liabilities and shareholders' equity	$1,510,070	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Three Months Ended
March 31, 2004 and March 30, 2003
(Unaudited — in thousands, except for per share amounts)

	Three Months Ended March
	2004	2003
	(restated)
Net sales	$260,900	$217,970
Cost of sales	(196,800)	(162,480)
Gross profit	64,100	55,490
Selling, general and administrative expenses	(43,710)	(38,370)
Loss on dispositions of property and equipment	(250)	(12,150)
Operating profit	20,140	4,970
Other expense, net:
Interest expense	(16,310)	(16,380)
Other, net	(300)	(220)
Other expense, net	(16,610)	(16,600)
Income (loss) before income tax (expense) benefit	3,530	(11,630)
Income tax (expense) benefit	(1,310)	4,610
Net income (loss)	$2,220	$(7,020)

Basic earnings (loss) per share	$0.11	$(0.35)

Diluted earnings (loss) per share	$0.11	$(0.35)

Weighted average common shares - basic	20,010,000	20,072,230
Weighted average common shares - diluted	20,431,050	20,072,230

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Three Months Ended
March 31, 2004 and March 30, 2003
(Unaudited — in thousands)

	Three Months Ended March
	2004	2003
	(restated)
Cash Flows from Operating Activities:
Net income (loss)	$2,220	$(7,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Net loss on sales of fixed assets	250	12,150
Depreciation and amortization	10,230	11,130
Legacy stock award expense	—	1,270
Amortization of debt issue costs	1,180	940
Deferred income taxes	—	(7,420)
Net proceeds from accounts receivable securitization	56,890	57,430
Payment to Metaldyne to fund contractual liabilities	(1,980)	(4,570)
Increase in receivables	(44,910)	(26,410)
Increase in inventories	(10,460)	(1,300)
Increase in prepaid expenses and other assets	(2,630)	(2,390)
Increase in accounts payable and accrued liabilities	12,460	12,930
Other, net	(1,620)	1,090
Net cash provided by operating activities, net of acquisition impact	21,630	47,830
Cash Flows from Investing Activities:
Capital expenditures	(14,820)	(4,670)
Proceeds from sales of fixed assets	200	42,120
Acquisition of businesses, net of cash acquired	(5,430)	(200,750)
Net cash used for investing activities	(20,050)	(163,300)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(720)	—
Proceeds from borrowings on revolving credit facility	164,500	191,700
Repayments of borrowings on revolving credit facility	(157,500)	(176,700)
Payments on notes payable	(7,720)	(100)
Net proceeds from issuance of common stock	—	30,000
Debt issuance costs	—	(250)
Increase in Metaldyne Corporation net investment and advances	—	1,040
Net cash provided by (used for) financing activities	(1,440)	45,690
Cash and Cash Equivalents:
Increase (decrease) for the period	140	(69,780)
At beginning of period	6,780	100,440
At end of period	$6,920	$30,660
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,070	$3,800
Cash paid for taxes	$2,000	$1,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity
For the Three Months Ended March 31, 2004
(Unaudited and restated — in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net income	—	—	2,220	—	2,220
Foreign currency translation	—	—	—	(520)	(520)
Total comprehensive income (loss)					1,700
Non-cash compensation expense	—	50	—	—	50
Net adjustments to reflect settlement of contractual obligations	—	(460)	—	—	(460)
Balances, March 31, 2004	$200	$399,460	$(36,020)	$34,310	$397,950

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

The accompanying financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the current year presentation. In addition, the Company has made all necessary reclassifications to conform with amounts restated in amended Form 10-Q's filed for the first and second quarters of 2004. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying financial statements and notes thereto should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

2.    Restatement

The Company has restated its unaudited financial statements for the three months ended March 31, 2004 to correct amounts of uninvoiced accounts payable that were recorded in error as a reduction to cost of sales during this period at the Consumer Products business unit within its Cequent Transportation Accessories segment. The table below sets forth the line items from the statement of operations and balance sheet impacted by the correction of error as previously reported and on a restated basis.

(in thousands, except per share amounts)	Three Months Ended March 31, 2004
	As reported	As restated
Cost of sales	$(196,290)	$(196,800)
Gross profit	64,610	64,100
Operating profit	20,650	20,140
Income (loss) before income tax (expense) benefit	4,040	3,530
Income tax (expense) benefit	(1,500)	(1,310)
Net income (loss)	$2,540	$2,220

Basic earnings (loss) per share	$0.13	$0.11

Diluted earnings (loss) per share	$0.13	$0.11

Weighted average common shares – basic	20,010,000	20,010,000

Weighted average common shares – diluted	20,310,491	20,431,050

	At March 31, 2004
	As reported	As restated
Accounts payable	$104,560	$104,880
Total current liabilities	186,750	187,070
Total liabilities	1,111,800	1,112,120
Retained deficit	(35,700)	(36,020)
Total shareholders' equity	398,270	397,950

3.    Acquisitions

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

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

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

	Three Months Ended March 30, 2003
(in thousands)	As Reported	Pro Forma
Net sales	$217,970	$234,390
Operating profit	4,970	9,760
Net loss	$(7,020)	$(4,780)

4.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2003	$173,330	$364,810	$53,360	$67,400	$658,900
Reversal of restructuring reserves and other adjustments	—	(1,680)	—	—	(1,680)
Foreign currency translation and other	570	300	—	(50)	820
Balance, March 31, 2004	$173,900	$363,430	$53,360	$67,350	$658,040

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

5.    Restructurings

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

7.    Inventories

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

9.    Long-Term Debt

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

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $827.2 million at March 31, 2004 are presented in the financial information in Note 17. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (cash interest expense over EBITDA, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2004.

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2004, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $5.1 million and $3.8 million for the three months ended March 31, 2004 and March 30, 2003, respectively.

10.    Commitments and Contingencies

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

11.    Related Parties

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

12.    Segment Information

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

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as its primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting changes and before interest, taxes, depreciation, amortization, impairment of goodwill, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. Legacy stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland which was fully paid in January 2004.

Segment activity is as follows:

(in thousands)	Three Months Ended
	March 31, 2004	March 30, 2003
Net Sales
Rieke Packaging Systems	$30,370	$30,270
Cequent Transportation Accessories	129,480	98,890
Industrial Specialties	62,360	53,830
Fastening Systems	38,690	34,980
Total	$260,900	$217,970

Operating Profit
Rieke Packaging Systems	$5,950	$6,740
Cequent Transportation Accessories	13,820	6,990
Industrial Specialties	7,690	(10)
Fastening Systems	(1,550)	(2,970)
Corporate expenses and management fees	(5,770)	(4,510)
Legacy stock award expense	—	(1,270)
Total	$20,140	$4,970

Adjusted EBITDA
Rieke Packaging Systems	$8,470	$9,470
Cequent Transportation Accessories	18,270	12,410
Industrial Specialties	9,510	8,410
Fastening Systems	60	3,640
Corporate expenses and management fees	(6,240)	(4,240)
Total	$30,070	$29,690

13.    Stock Options and Awards

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

TriMas Corporation

Notes to Financial Statements  (continued)
(Unaudited)

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended March
	2004	2003
Net income (loss) attributed to common stock, as reported	$2,220	$(7,020)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	30	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(230)	—
Pro-forma net income (loss) attributed to common stock	$2,020	$(7,020)

Net income (loss) per share:
Basic, as reported	$0.11	$(0.35)
Basic, pro-forma for stock-based compensation	$0.10	$(0.35)

Diluted, as reported	$0.11	$(0.35)
Diluted, pro-forma for stock-based compensation	$0.10	$(0.35)

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

14.    Earnings per Share

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

15.    Defined Benefit Plans

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

16.    Impact of Newly Issued Accounting Pronouncements

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

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(in thousands)

	As of March 31, 2004 (unaudited and restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$2,460	$4,460	$—	$6,920
Receivables, trade	—	79,960	28,300	—	108,260
Receivables, intercompany	—	8,390	—	(8,390)	—
Inventories	—	116,070	20,550	—	136,620
Deferred income taxes	—	10,700	310	—	11,010
Prepaid expenses and other current assets	—	8,810	2,330	—	11,140
Total current assets	—	226,390	55,950	(8,390)	273,950
Investments in subsidiaries	827,230	133,750	—	(960,980)	—
Property and equipment, net	—	150,830	46,030	—	196,860
Goodwill	—	550,850	107,190	—	658,040
Intangibles and other assets	19,800	347,050	18,040	(3,670)	381,220
Total assets	$847,030	$1,408,870	$227,210	$(973,040)	$1,510,070
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,300	$—	$—	$3,300
Accounts payable, trade	—	78,830	26,050	—	104,880
Accounts payable, intercompany	—	—	8,390	(8,390)	—
Accrued liabilities	12,730	55,160	7,440	—	75,330
Due to Metaldyne	—	3,560	—	—	3,560
Total current liabilities	12,730	140,850	41,880	(8,390)	187,070
Long-term debt	436,110	255,280	39,890	—	731,280
Deferred income taxes	—	142,920	11,330	(3,670)	150,580
Other long-term liabilities	240	36,020	360	—	36,620
Due to Metaldyne.	—	6,570	—	—	6,570
Total liabilities	449,080	581,640	93,460	(12,060)	1,112,120
Total shareholders' equity	397,950	827,230	133,750	(960,980)	397,950
Total liabilities and shareholders' equity	$847,030	$1,408,870	$227,210	$(973,040)	$1,510,070

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

TriMas Corporation

Notes to Financial Statements (continued)
(Unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(in thousands)

	For The Three Months Ended March 31, 2004 (unaudited and restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$216,170	$50,630	$(5,900)	$260,900
Cost of sales	—	(165,830)	(36,870)	5,900	(196,800)
Gross profit	—	50,340	13,760	—	64,100
Selling, general and administrative expenses	—	(38,930)	(4,780)	—	(43,710)
Loss on dispositions of property and equipment	—	(250)	—	—	(250)
Operating profit	—	11,160	8,980	—	20,140
Other income (expense), net:
Interest expense	(11,120)	(4,930)	(260)	—	(16,310)
Other, net	(490)	(260)	450	—	(300)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,610)	5,970	9,170	—	3,530
Income tax (expense) benefit	3,670	(1,870)	(3,110)	—	(1,310)
Equity in net income (loss) of subsidiaries	10,160	6,060	—	(16,220)	—
Net income (loss)	$2,220	$10,160	$6,060	$(16,220)	$2,220

	For the Three Months Ended March 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$190,270	$33,730	$(6,030)	$217,970
Cost of sales	—	(145,030)	(23,480)	6,030	(162,480)
Gross profit	—	45,240	10,250	—	55,490
Selling, general and administrative expenses	(20)	(32,300)	(6,050)	—	(38,370)
Loss on dispositions of property and equipment	—	(12,150)	—	—	(12,150)
Operating profit (loss)	(20)	790	4,200	—	4,970
Other income (expense), net:
Interest expense	(11,810)	(4,560)	(10)	—	(16,380)
Other, net	(70)	280	(430)	—	(220)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,900)	(3,490)	3,760	—	(11,630)
Income tax (expense) benefit	4,790	1,400	(1,580)	—	4,610
Equity in net income (loss) of subsidiaries	90	2,180	—	(2,270)	—
Net income (loss)	$(7,020)	$90	$2,180	$(2,270)	$(7,020)

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

As discussed in Note 2 to our financial statements included in Item 1 of this Report, we have restated our unaudited financial information as of and for the three months ended March 31, 2004. All amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been updated as required to reflect the effects of the restatement.

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

	Three Months Ended
	March 31, 2004	March 30, 2003
	(in thousands)
Net income (loss) before cumulative effect of accounting change	$2,220	$(7,020)
Income tax expense (benefit)	1,310	(4,610)
Interest expense	16,310	16,380
Legacy stock award expense	—	1,270
Loss on sale-leaseback of property and equipment(1)	—	12,540
Depreciation and amortization	10,230	11,130
Adjusted EBITDA(1)	30,070	29,690
Interest paid	(5,060)	(3,800)
Taxes paid	(2,000)	(1,160)
Legacy stock award expense paid	(5,400)	(4,560)
Loss on disposition of plant and equipment(1)	250	(390)
Payments to Metaldyne to fund contractual liabilities	(1,980)	(4,570)
Receivables securitization, net	56,890	57,430
Net change in working capital	(51,140)	(24,810)
Cash flows provided by operating activities	$21,630	$47,830

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the three months ended March 31, 2004, Adjusted EBITDA was lower by approximately $2.5 million for lease payments related to property and equipment that was sold and leased back during the first and second quarters of 2003.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended,
	March 31, 2004	March 30, 2003
	(in thousands)
Facility and business consolidation costs (a)	$3,000	$410
Business unit restructuring costs (b)	1,250	120
Acquisition integration costs (c)	1,170	2,850
	$5,420	$3,380

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. In 2003, includes a non-cash expense of $2.3 million that will not be recurring associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	Three Months Ended
	March 31, 2004	As a Percentage of Net Sales	March 30, 2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$30,370	11.6%	$30,270	13.9%
Cequent Transportation Accessories	129,480	49.7%	98,890	45.4%
Industrial Specialties	62,360	23.9%	53,830	24.7%
Fastening Systems	38,690	14.8%	34,980	16.0%
Total	$260,900	100.0%	$217,970	100.0%

Gross Profit:
Rieke Packaging Systems	$10,610	34.9%	$11,530	38.1%
Cequent Transportation Accessories	34,970	27.0%	24,150	24.4%
Industrial Specialties	16,080	25.8%	13,730	25.5%
Fastening Systems	2,700	7.0%	6,080	17.4%
Allocated expenses/Corporate expenses	(260)	—	—	—
Total	$64,100	24.6%	$55,490	25.5%

Selling, General and Administrative:
Rieke Packaging Systems	$4,620	15.2%	$3,950	13.0%
Cequent Transportation Accessories	20,890	16.1%	16,020	16.2%
Industrial Specialties	8,380	13.4%	7,570	14.1%
Fastening Systems	4,310	11.1%	4,880	14.0%
Allocated expenses/Corporate expenses	5,510	—	5,950	—
Total	$43,710	16.8%	$38,370	17.6%

Operating Profit:
Rieke Packaging Systems	$5,950	19.6%	$6,740	22.3%
Cequent Transportation Accessories	13,820	10.7%	6,990	7.1%
Industrial Specialties	7,690	12.3%	(10)	—
Fastening Systems	(1,550)	(4.0%)	(2,970)	(8.5)%
Allocated expenses/Corporate expenses	(5,770)	—	(4,510)	—
Legacy stock award expense (1)	—	—	(1,270)	—
Total	$20,140	7.7%	$4,970	2.3%

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 30, 2003

The principal factors impacting us during the three months ended March 31, 2004 compared with the three months ended March 30, 2003 were:

(1)	a stronger economy in 2004 which increased end user demand across all of our business segments;

(2)	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments; and

(3)	the HammerBlow and Highland acquisitions in the first quarter of 2003.

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

Gross profit margins (gross profit as a percentage of sales) approximated 24.6% and 25.5% for the three months ended March 31, 2004 and March 30, 2003, respectively. Cequent's gross profit margin improved from approximately 24.4% in the first quarter of 2003 to approximately 27.0% in the first quarter of 2004 because Cequent benefited from higher sales activity and improved operating leverage as a result of further integration of the HammerBlow and Highland acquisitions and completion of plant consolidation activities at its Goshen facility in the first half of 2003. This increase at Cequent was more than offset by declines in gross profit margins at Rieke and Fastening Systems segments. The decline at Rieke resulted from one-time costs associated with the ramp-up of a new manufacturing facility in China. The decline at our Fastening Systems segment was due to costs associated with the shut down and consolidation of our Lakewood, Ohio facility into our remaining manufacturing plants. Gross profit margins within our Industrial Specialties segment in the first quarter of 2004 and 2003 were unchanged.

Operating profit margins (operating profits as a percentage of sales) approximated 7.7% and 2.3% for the quarter ended March 31, 2004 and March 30, 2003, respectively. Operating profit at Rieke declined $0.8 million for the first quarter of 2004 as compared with the first quarter of 2003 due to the plant start-up costs in China as well as new product launch costs related to the introduction of eight new consumer products in the first quarter of 2004, offset by approximately $0.8 million of non-cash losses associated with the sale-leaseback of equipment in the first quarter of 2003. At Cequent, operating profit increased $6.8 million for the first quarter of 2004 as compared with the first quarter of 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in 2003 at our Goshen, Indiana and Reynosa, Mexico operations and lower costs associated with plant restructuring and acquisition integration activities.

Operating profit in the first quarter of 2003 was also reduced by approximately $1.1 million of non-cash losses associated with the sale-leaseback of equipment. Within the Industrial Specialties segment, operating profit increased $7.7 million for the first quarter of 2004 as compared with the first quarter of 2003 as the segment benefited from higher overall sales and lower operating costs as a result of branch consolidation activities at Lamons and productivity improvements within Compac. Operating profit in first quarter of 2003 also reflected approximately $6.2 million of non-cash losses associated with the sale-leaseback of equipment at Compac and Norris Cylinder. Within Fastening Systems, the operating loss decreased approximately $1.4 million for the first quarter of 2004 from an operating loss of $3.0 million for the quarter ended March 30, 2003 to an operating loss of $1.6 million in the first quarter of 2004. This change was due primarily to approximately $4.4 million of non-cash losses in the first quarter of 2003 related to the sale-leaseback of property and equipment, offset by closure and other related costs resulting from the consolidation of its Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana and Wood Dale, Illinois during the first quarter of 2004.

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

Overall, Rieke's operating profit margin decreased to approximately 19.6% for the quarter ended March 31, 2004 as compared with the first quarter of 2003, due primarily to start-up costs at our new manufacturing facility in China, higher new product launch costs, severance costs and costs related to compliance with facility health and safety requirements.

Cequent Transportation Accessories.    Net sales increased $30.6 million, or approximately 30.9%, to $129.5 million for the quarter ended March 31, 2004 compared to $98.9 million for the first quarter of 2003. $4.8 million of this increase is attributed to currency exchange as Cequent's reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar in the first quarter of 2004. Excluding the impact of currency exchange and recent acquisitions, Cequent's sales increased $7.1 million, or approximately 7.2%, as a result of improved consumer sentiment and overall economic outlook. The remaining $18.7 million sales increase is the result of including a full quarter's activity related to HammerBlow and Highland, which were acquired in 2003, and the acquisition of Bargman in January 2004. In the first quarter 2003, Cequent's sales of towing products were negatively impacted by production constraints at our Goshen facility due to plant consolidation activities. This negatively impacted order fill rates and delivery performance and our ability to meet customer sales demand.

Cequent's gross profit margins increased $10.8 million to approximately 27.0% for the quarter ended March 31, 2004 from approximately 24.4% in the first quarter of 2003. Of this increase, approximately $7.5 million is attributed to higher sales volumes. Cequent's gross profits were also positively impacted by improved operating efficiencies resulting from completion of the Goshen plant consolidation in the first half of 2003, integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter 2003 and other integration activities with respect to the operations of HammerBlow and Highland. This enabled Cequent to capitalize on higher sales volumes through improved order fill rates and delivery performance and contributed to the gross margin improvement.

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

Overall, Cequent's operating profit margin increased from approximately 7.1% for the quarter ended March 30, 2003 to approximately 10.7% for the quarter ended March 31, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs.

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

Operating profit margins at Industrial Specialties increased to approximately 12.3% for the three months ended March 31, 2004 due to increased sales and operating efficiencies, offset by relocation costs associated with the consolidation of Compac's facilities and the fact that the first quarter of 2003 included non-cash losses associated with the sale-leaseback of equipment.

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

Overall, operating losses at Fastening Systems declined by $1.4 million to a $1.6 million operating loss in the quarter ended March 31, 2004 as compared to an operating loss of $3.0 million in the quarter ended March 30, 2003. This change was principally attributed to the fact that the first quarter of 2003 included non-cash losses associated with the sale-leaseback of property and equipment, while the first quarter of 2004 reflected closure and other costs and decreased productivity as the result of the shutdown and relocation of our Lakewood, Ohio facility into remaining operating facilities, offset in part by lower selling, general and administrative expenses.

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

Interest Expense.    Interest expense decreased by approximately $0.1 million for the three months ended March 31, 2004 compared to the three months ended March 30, 2003. The decrease is the result of the timing and amount of borrowings in 2003 related to the acquisitions of HammerBlow and Highland and cash received in sale-leaseback transactions, mostly offset by an increase in our effective interest rate from 4.42% at March 30, 2003 to 4.64% at March 31, 2004.

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

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," in the notes to the financial statements for additional information.

Item 4. Controls and Procedures

The Company's quarterly financial information has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first quarter of 2004. Reference is made to Item 1, Note 2 to the Company's financial statements included in this Report.

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and subsequent to the issuance of our financial statements for the quarter ended March 31, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. The Company determined that uninvoiced accounts payable were recorded in error as a reduction to cost of sales in the first quarter of 2004. This error resulted in an overstatement of pre-tax income of approximately $0.5 million for the quarter ended March 31, 2004. The Company evaluated the materiality of the impact of the accounting error relative to the levels of operating profit, pre-tax income, net income and earnings per share as previously reported and concluded that the impact was material. On November 10, 2004, after discussion with the Audit Committee and its independent registered public accounting firm, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's original financial statements included in its Quarterly Report on Form 10-Q for the period ended March 31, 2004 should no longer be relied upon, and the Company chose to restate its quarterly results for the period affected by this error.

Due to the control deficiencies described above, management with the participation of our Chief Executive Officer and Chief Financial Officer conducted a review to re-evaluate the effectiveness of the disclosure controls and procedures as of the end of the period covered by this Report and concluded that, although the error was limited to its Consumer Products business unit, there was a material weakness in the disclosure controls and procedures at this business unit related to the proper accounting and reporting for the matter that resulted in the restatement.

The Company has taken several steps to strengthen its disclosure controls and procedures at the affected business unit, including:

•	Hired a new controller;

•	Revised the monthly closing process to address the control deficiencies noted;

•	Provided supplemental resources from group and corporate office, as needed, to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities.

The evaluation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of March 31, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives and (b) taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weakness summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

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

TriMas Corporation (Registrant)

Date: November 15, 2004 By:	/s/ Benson K. Woo Benson K. Woo Chief Financial Officer and Chief Accounting Officer