Form 10-Q/A
period 2004-06-30
TRIMAS CORP
filed 2004-11-15
CIK 842633

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

Explanatory Note

This Quarterly Report on Form 10-Q/A is being filed to restate cost of sales for the three and six months ended June 30, 2004 and to make correlated adjustments where appropriate. This amendment restates the Company's unaudited financial statements for the three and six months ended June 30, 2004 to correct approximately $2.1 million and $2.6 million, respectively, of uninvoiced accounts payable that were recorded in error as a reduction to cost of sales at the Consumer Products business unit within the Cequent Transportation Accessories segment. The Consumer Products business unit generated sales of approximately $46 million during the six months ended June 30, 2004. See Item 1, Note 2 to the financial statements included in this Report for a discussion of how the Company's statement of operations for the three and six months ended June 30, 2004 and balance sheet at June 30, 2004 are impacted by the correction of error. All other financial information and disclosures remain unchanged.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to further unionization and work stoppages at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve our internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2005 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarters ended March 31, 2004 and June 30, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

Part I. Financial Information

Item 1. Financial Statements

TriMas Corporation
Balance Sheet
June 30, 2004 and December 31, 2003
(Unaudited — dollars in thousands)

	June 30, 2004	December 31, 2003
	(restated)
Assets
Current assets:
Cash and cash equivalents	$5,810	$6,780
Receivables	131,670	118,970
Inventories	147,750	124,090
Deferred income taxes	10,980	10,900
Prepaid expenses and other current assets	9,290	8,440
Total current assets	305,500	269,180
Property and equipment, net	201,640	187,420
Goodwill	656,890	658,900
Other intangibles, net	316,220	322,750
Other assets	60,260	61,780
Total assets	$1,540,510	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$3,170	$10,920
Accounts payable	119,790	94,130
Accrued liabilities	66,580	75,100
Due to Metaldyne	210	4,400
Total current liabilities	189,750	184,550
Long-term debt	756,590	725,060
Deferred income taxes	150,610	149,030
Other long-term liabilities	35,530	37,770
Due to Metaldyne.	6,480	6,960
Total liabilities	1,138,960	1,103,370
Commitments and contingencies (Note 9)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,340	399,870
Retained deficit	(27,060)	(38,240)
Accumulated other comprehensive income	29,070	34,830
Total shareholders' equity	401,550	396,660
Total liabilities and shareholders' equity	$1,540,510	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Three and Six Months Ended
June 30, 2004 and 2003
(unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(restated)		(restated)
Net sales	$284,210	$250,150	$545,110	$468,120
Cost of sales	(208,960)	(184,570)	(405,760)	(347,050)
Gross profit	75,250	65,580	139,350	121,070
Selling, general and administrative expenses	(44,440)	(43,150)	(88,150)	(81,520)
Gain (loss) on dispositions of property and equipment	70	(5,970)	(180)	(18,120)
Operating profit	30,880	16,460	51,020	21,430
Other expense, net:
Interest expense	(16,280)	(16,010)	(32,590)	(32,390)
Other income (expense), net	(380)	(290)	(680)	(510)
Other expense, net	(16,660)	(16,300)	(33,270)	(32,900)
Income (loss) before income tax (expense) benefit	14,220	160	17,750	(11,470)
Income tax (expense) benefit	(5,260)	(1,580)	(6,570)	3,030
Net income (loss)	$8,960	$(1,420)	$11,180	$(8,440)

Basic earnings (loss) per share	$0.45	$(0.07)	$0.56	$(0.42)

Diluted earnings (loss) per share	$0.44	$(0.07)	$0.55	$(0.42)

Weighted average common shares - basic	20,010,000	19,913,890	20,010,000	19,956,940

Weighted average common shares - diluted	20,443,610	19,913,890	20,436,880	19,956,940

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Six Months Ended
June 30, 2004 and 2003
(unaudited — dollars in thousands)

	Six Months Ended June 30,
	2004	2003
	(restated)
Cash Flows from Operating Activities:
Net income (loss).	$11,180	$(8,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	180	18,120
Depreciation and amortization	20,510	22,860
Legacy stock award expense	—	2,490
Amortization of debt issue costs	2,320	1,950
Non-cash compensation expense	250	—
Net proceeds from accounts receivable securitization	48,280	—
Payment to Metaldyne to fund contractual liabilities	(4,610)	(4,780)
Increase in receivables	(59,710)	(25,520)
Increase in inventories	(21,840)	(4,650)
Increase in prepaid expenses and other assets	(1,460)	(4,540)
Increase in accounts payable and accrued liabilities	16,640	11,030
Other, net	(4,270)	(1,960)
Net cash provided by operating activities, net of acquisition impact	7,470	6,560
Cash Flows from Investing Activities:
Capital expenditures	(26,850)	(10,410)
Proceeds from sales of fixed assets	200	67,980
Acquisition of businesses, net of cash acquired	(5,500)	(205,770)
Net cash used for investing activities	(32,150)	(148,200)
Cash Flows from Financing Activities:
Proceeds from borrowings on senior credit facility	—	75,000
Repayments of borrowings on senior credit facility	(1,440)	(1,450)
Proceeds from borrowings on revolving credit facility	330,100	269,000
Repayments of borrowings on revolving credit facility	(297,100)	(269,000)
Payments on notes payable	(7,850)	(250)
Issuance of note payable	—	140
Net proceeds from issuance of common stock	—	35,000
Repurchase of common stock	—	(20,000)
Debt issuance costs	—	(2,150)
Decrease in Metaldyne Corporation net investment and advances	—	(22,710)
Net cash provided by financing activities	23,710	63,580
Cash and Cash Equivalents:
Decrease for the period	(970)	(78,060)
At beginning of period	6,780	100,440
At end of period	$5,810	$22,380
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,070	$29,710
Cash paid for taxes	$6,470	$3,710

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity
For the Six Months Ended June 30, 2004
(unaudited and restated — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net income	—	—	11,180	—	11,180
Foreign currency translation	—	—	—	(5,760)	(5,760)
Total comprehensive income (loss)	—	—	11,180	(5,760)	5,420
Non-cash compensation expense	—	250	—	—	250
Net adjustments to reflect settlement of contractual obligations	—	(780)	—	—	(780)
Balances, June 30, 2004	$200	$399,340	$(27,060)	$29,070	$401,550

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

2.    Restatement

The Company has restated its unaudited financial statements for the three and six months ended June 30, 2004 to correct amounts of uninvoiced accounts payable that were recorded in error as a reduction to cost of sales during this period at the Consumer Products business unit within its Cequent Transportation Accessories segment. The table below sets forth the line items from the statement of operations and balance sheet impacted by the correction of error as previously reported and on a restated basis.

(in thousands, except per share amounts)	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	As reported	As restated	As reported	As restated
Cost of sales	$(206,860)	$(208,960)	$(403,150)	$(405,760)
Gross profit	77,350	75,250	141,960	139,350
Operating profit	32,980	30,880	53,630	51,020
Income (loss) before income tax (expense) benefit	16,320	14,220	20,360	17,750
Income tax (expense) benefit	(6,030)	(5,260)	(7,530)	(6,570)
Net income (loss)	$10,290	$8,960	$12,830	$11,180
Basic earnings (loss) per share	$0.51	$0.45	$0.64	$0.56
Diluted earnings (loss) per share	$0.51	$0.44	$0.63	$0.55
Weighted average common shares – basic	20,010,000	20,010,000	20,010,000	20,010,000
Weighted average common shares – diluted	20,323,060	20,443,610	20,316,330	20,436,880

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

	At June 30, 2004
	As reported	As restated
Accounts payable	$118,140	$119,790
Total current liabilities	188,100	189,750
Total liabilities	1,137,310	1,138,960
Retained deficit	(25,410)	(27,060)
Total shareholders' equity	403,200	401,550

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

5.    Restructurings

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

7.    Inventories

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

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $817.1 million at June 30, 2004 are presented in the financial information in Note 17. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $75.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2004.

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

Segment activity is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Rieke Packaging Systems	$34,720	$33,090	$65,090	$63,360
Cequent Transportation Accessories	150,610	125,960	280,090	224,850
Industrial Specialties	61,920	54,580	124,280	108,410
Fastening Systems	36,960	36,520	75,650	71,500
Total	$284,210	$250,150	$545,110	$468,120

Operating Profit
Rieke Packaging Systems	$9,320	$8,380	$15,270	$15,120
Cequent Transportation Accessories	22,910	14,500	36,730	21,490
Industrial Specialties	6,780	5,730	14,470	5,720
Fastening Systems	(2,800)	(6,470)	(4,350)	(9,440)
Corporate expenses and management fees	(5,330)	(4,460)	(11,100)	(8,970)
Legacy stock award expense	—	(1,220)	—	(2,490)
Total	$30,880	$16,460	$51,020	$21,430

Adjusted EBITDA
Rieke Packaging Systems	$11,590	$10,340	$20,060	$19,810
Cequent Transportation Accessories	27,810	19,460	46,080	31,870
Industrial Specialties	8,550	7,620	18,060	16,030
Fastening Systems	(1,170)	1,300	(1,110)	4,940
Corporate expenses and management fees	(6,000)	(4,020)	(12,240)	(8,260)
Total	$40,780	$34,700	$70,850	$64,390

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributed to common stock, as reported	$8,960	$(1,420)	$11,180	$(8,440)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	130	—	160	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(330)	—	(560)	—
Pro-forma net income (loss) attributed to common stock	$8,760	$(1,420)	$10,780	$(8,440)

Net income (loss) per share:
Basic, as reported	$0.45	$(0.07)	$0.56	$(0.42)
Basic, pro-forma for stock-based compensation	$0.44	$(0.07)	$0.54	$(0.42)
Diluted, as reported	$0.44	$(0.07)	$0.55	$(0.42)
Diluted, pro-forma for stock-based compensation	$0.43	$(0.07)	$0.53	$(0.42)

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

TriMas Corporation

Notes to Financial Statements  (continued)
(unaudited)

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

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(dollars in thousands)

	As of June 30, 2004 (unaudited and restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,380	$4,430	$—	$5,810
Receivables	—	98,180	33,490	—	131,670
Receivables, intercompany	—	—	8,310	(8,310)	—
Inventories	—	127,630	20,120	—	147,750
Deferred income taxes	—	10,700	280	—	10,980
Prepaid expenses and other current assets	—	7,760	1,530	—	9,290
Total current assets	—	245,650	68,160	(8,310)	305,500
Investments in subsidiaries	817,120	188,860	—	(1,005,980)	—
Property and equipment, net	—	155,210	46,430	—	201,640
Goodwill	—	551,160	105,730	—	656,890
Intangibles and other assets	22,980	343,250	17,590	(7,340)	376,480
Total assets	$840,100	$1,484,130	$237,910	$(1,021,630)	$1,540,510
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,170	$—	$—	$3,170
Accounts payable, trade	—	90,310	29,480	—	119,790
Accounts payable, intercompany	—	8,310	—	(8,310)	—
Accrued liabilities	1,800	56,720	8,060	—	66,580
Due to Metaldyne	—	210	—	—	210
Total current liabilities	1,800	158,720	37,540	(8,310)	189,750
Long-term debt	436,140	320,450	—	—	756,590
Deferred income taxes	—	146,690	11,260	(7,340)	150,610
Other long-term liabilities	610	34,670	250	—	35,530
Due to Metaldyne	—	6,480	—	—	6,480
Total liabilities	438,550	667,010	49,050	(15,650)	1,138,960
Total shareholders' equity	401,550	817,120	188,860	(1,005,980)	401,550
Total liabilities and shareholders' equity	$840,100	$1,484,130	$237,910	$(1,021,630)	$1,540,510

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

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Three Months Ended June 30, 2004 (unaudited and restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$237,070	$52,620	$(5,480)	$284,210
Cost of sales	—	(178,630)	(35,810)	5,480	(208,960)
Gross profit	—	58,440	16,810	—	75,250
Selling, general and administrative expenses	—	(39,940)	(4,500)	—	(44,440)
Gain (loss) on dispositions of property and equipment	—	70	—	—	70
Operating profit	—	18,570	12,310	—	30,880
Other income (expense), net:
Interest expense	(10,850)	(5,060)	(370)	—	(16,280)
Other income (expense), net	(740)	160	200	—	(380)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,590)	13,670	12,140	—	14,220
Income tax (expense) benefit	3,670	(4,800)	(4,130)	—	(5,260)
Equity in net income (loss) of subsidiaries	16,880	8,010	—	(24,890)	—
Net income (loss)	$8,960	$16,880	$8,010	$(24,890)	$8,960

	For the Three Months Ended June 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$206,420	$49,870	$(6,140)	$250,150
Cost of sales	—	(154,940)	(35,770)	6,140	(184,570)
Gross profit	—	51,480	14,100	—	65,580
Selling, general and administrative expenses	20	(37,470)	(5,700)	—	(43,150)
Gain (loss) on dispositions of property and equipment	—	(5,960)	(10)	—	(5,970)
Operating profit	20	8,050	8,390	—	16,460
Other income (expense), net:
Interest expense	(11,610)	(4,350)	(50)	—	(16,010)
Other income (expense), net	70	1,200	(1,560)	—	(290)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,520)	4,900	6,780	—	160
Income tax (expense) benefit	3,180	(1,880)	(2,880)	—	(1,580)
Equity in net income (loss) of subsidiaries	6,920	3,900	—	(10,820)	—
Net income (loss)	$(1,420)	$6,920	$3,900	$(10,820)	$(1,420)

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Six Months Ended June 30, 2004 (unaudited and restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$453,240	$103,250	$(11,380)	$545,110
Cost of sales	—	(344,460)	(72,680)	11,380	(405,760)
Gross profit	—	108,780	30,570	—	139,350
Selling, general and administrative expenses	—	(78,870)	(9,280)	—	(88,150)
Gain (loss) on dispositions of property and equipment	—	(180)	—	—	(180)
Operating profit	—	29,730	21,290	—	51,020
Other income (expense), net:
Interest expense	(21,970)	(9,990)	(630)	—	(32,590)
Other income (expense), net	(1,230)	(100)	650	—	(680)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,200)	19,640	21,310	—	17,750
Income tax (expense) benefit	7,340	(6,670)	(7,240)	—	(6,570)
Equity in net income (loss) of subsidiaries	27,040	14,070	—	(41,110)	—
Net income (loss)	$11,180	$27,040	$14,070	$(41,110)	$11,180

	For the Six Months Ended June 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$396,690	$83,600	$(12,170)	$468,120
Cost of sales	—	(299,970)	(59,250)	12,170	(347,050)
Gross profit	—	96,720	24,350	—	121,070
Selling, general and administrative expenses	—	(69,770)	(11,750)	—	(81,520)
Gain (loss) on dispositions of property and equipment	—	(18,110)	(10)	—	(18,120)
Operating profit (loss)	—	8,840	12,590	—	21,430
Other income (expense), net:
Interest expense	(23,420)	(8,910)	(60)	—	(32,390)
Other income (expense), net	—	1,480	(1,990)	—	(510)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,420)	1,410	10,540	—	(11,470)
Income tax (expense) benefit	7,970	(480)	(4,460)	—	3,030
Equity in net income (loss) of subsidiaries	7,010	6,080	—	(13,090)	—
Net income (loss)	$(8,440)	$7,010	$6,080	$(13,090)	$(8,440)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 2 to our financial statements included in Item 1 of this Report, we have restated our unaudited financial information as of June 30, 2004 and for the three and six months then ended. All amounts included in Management's Discussion and Analysis of Financial Condition and Results of Operations have been updated as required to reflect the effects of the restatement.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. Our programs involve a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the six months ended June 30, 2004 and 2003 were approximately $9.9 million and $8.6 million, respectively. We estimate that we will incur between $15 million to $16 million of such costs during 2004. We believe all of these costs are warranted by the anticipated future benefits of these actions. We also continue to focus on establishing our stand alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we now handle internally the tax, benefit administration and environmental and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a standalone human resources compensation and benefits function. We anticipate increased corporate office expense of approximately $0.7 million annually as a result of these and other actions.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) and cash flows from operating activities for the three and six months ended June 30, 2004 and 2003:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$8,960	$(1,420)	$11,180	$(8,440)
Income tax expense (benefit)	5,260	1,580	6,570	(3,030)
Interest expense	16,280	16,010	32,590	32,390
Legacy stock award expense	—	1,220	—	2,490
Loss on sale-leaseback of property and equipment (1)	—	5,580	—	18,120
Depreciation and amortization	10,280	11,730	20,510	22,860
Adjusted EBITDA (1)	40,780	34,700	70,850	64,390
Interest paid	(26,010)	(25,910)	(31,070)	(29,710)
Taxes paid	(4,470)	(2,550)	(6,470)	(3,710)
Legacy stock award expense paid	—	—	(5,400)	(4,560)
(Gain) loss on dispositions of plant and equipment	(70)	390	180	—
Payments to Metaldyne to fund contractual liabilities	(2,630)	(210)	(4,610)	(4,780)
Receivables securitization, net	(8,610)	(57,430)	48,280	—
Net change in working capital	(13,150)	9,740	(64,290)	(15,070)
Cash flows provided by (used for) operating activities	$(14,160)	$(41,270)	$7,470	$6,560

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the three and six months ended June 30, 2004, Adjusted EBITDA was lower by $2.5 million and $5.1 million, respectively, for lease payments related to property and equipment that was sold and leased back during the first and second quarter of 2003. If such leases had been in effect for the full year, such lease payments would have resulted in an additional $3.9 million in lease expense in 2003.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Facility and business consolidation costs (a)	$1,940	$330	$4,940	$740
Business unit restructuring costs (b)	2,240	910	3,490	1,030
Acquisition integration costs (c)	180	3,960	1,350	6,810
	$4,360	$5,200	$9,780	$8,580

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Also includes a non-cash expense of $1.7 million and $4.0 million for the three and six months ended June 30, 2003, respectively, that did not recur associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four operating segments for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$34,720	12.2%	$33,090	13.2%
Cequent Transportation Accessories	150,610	53.0%	125,960	50.4%
Industrial Specialties	61,920	21.8%	54,580	21.8%
Fastening Systems	36,960	13.0%	36,520	14.6%
Total	$284,210	100.0%	$250,150	100.0%
Gross Profit:
Rieke Packaging Systems	$13,540	39.0%	$12,810	38.7%
Cequent Transportation Accessories	45,140	30.0%	35,560	28.2%
Industrial Specialties	15,260	24.6%	13,390	24.5%
Fastening Systems	1,310	3.5%	3,820	10.5%
Corporate expenses	—	—	—	—
Total	$75,250	26.5%	$65,580	26.2%
Selling, General and Administrative:
Rieke Packaging Systems	$4,150	12.0%	$4,060	12.3%
Cequent Transportation Accessories	22,420	14.9%	20,610	16.4%
Industrial Specialties	8,480	13.7%	7,920	14.5%
Fastening Systems	4,060	11.0%	4,540	12.4%
Corporate expenses	5,330	—	6,020	—
Total	$44,440	15.6%	$43,150	17.2%
Operating Profit:
Rieke Packaging Systems	$9,320	26.8%	$8,380	25.3%
Cequent Transportation Accessories	22,910	15.2%	14,500	11.5%
Industrial Specialties	6,780	10.9%	5,730	10.5%
Fastening Systems	(2,800)	(7.6%)	(6,470)	(17.7%)
Corporate expenses	(5,330)	—	(4,460)	—
Legacy stock award expense (1)	—	—	(1,220)	—
Total	$30,880	10.9%	$16,460	6.6%

The following table summarizes financial information for our four operating segments for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$65,090	11.9%	$63,360	13.5%
Cequent Transportation Accessories	280,090	51.4%	224,850	48.0%
Industrial Specialties	124,280	22.8%	108,410	23.2%
Fastening Systems	75,650	13.9%	71,500	15.3%
Total	$545,110	100.0%	$468,120	100.0%
Gross Profit:
Rieke Packaging Systems	$24,150	37.1%	$24,340	38.4%
Cequent Transportation Accessories	80,110	28.6%	59,710	26.6%
Industrial Specialties	31,340	25.2%	27,120	25.0%
Fastening Systems	4,010	5.3%	9,900	13.8%
Corporate expenses	(260)	—	—	—
Total	$139,350	25.6%	$121,070	25.9%
Selling, General and Administrative:
Rieke Packaging Systems	$8,770	13.5%	$8,010	12.6%
Cequent Transportation Accessories	43,310	15.5%	36,630	16.3%
Industrial Specialties	16,860	13.6%	15,490	14.3%
Fastening Systems	8,370	11.1%	9,420	13.2%
Corporate expenses	10,840	—	11,970	—
Total	$88,150	16.2%	$81,520	17.4%
Operating Profit:
Rieke Packaging Systems	$15,270	23.5%	$15,120	23.9%
Cequent Transportation Accessories	36,730	13.1%	21,490	9.6%
Industrial Specialties	14,470	11.6%	5,720	5.3%
Fastening Systems	(4,350)	(5.8%)	(9,440)	(13.2%)
Corporate expenses	(11,100)	—	(8,970)	—
Legacy stock award expense (1)	—	—	(2,490)	—
Total	$51,020	9.4%	$21,430	4.6%

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

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

Gross profit margins (gross profit as a percentage of sales) approximated 26.5% and 26.2% for the three months ended June 30, 2004 and 2003 respectively. Rieke's gross profit margin improved from approximately 38.7% for the three months ended June 30, 2003 to 39.0% for the three months ended June 30, 2004 due to higher sales volumes and the favorable impact of currency exchange. Cequent's gross profit margin improved from approximately 28.2% in the second quarter of 2003 to approximately 30.0% in the second quarter of 2004, despite the impact of higher steel costs not able to be passed-through to customers, as Cequent benefited from higher sales activity and improved operating efficiencies as a result of the completion of plant consolidation activities at its Goshen, Indiana facility in the first half of 2003. Those improvements were partially offset by a decline in gross profit margins within Fastening Systems. The decline at Fastening Systems was due to higher costs and greater operational inefficiencies as a result of steel shortages and higher steel costs not passed-through to customers. In addition, Fastening Systems continues to experience additional costs and operational inefficiencies related to the shut down and consolidation of our Lakewood, Ohio facility into our remaining manufacturing plants. Gross profit margins within our Industrial Specialties segment improved slightly in the second quarter of 2004 to 24.6% compared to 24.5% in the second quarter of 2003.

Operating profit margins (operating profit as a percentage of sales) approximated 10.9% and 6.6% for the quarters ended June 30, 2004 and 2003, respectively. Operating profit at Rieke increased $0.9 million for the second quarter of 2004 as compared with the second quarter of 2003 due to higher sales volumes and the favorable impact of currency exchange. At Cequent, operating profit increased $8.4 million for the second quarter of 2004 as compared with the second quarter of 2003 primarily due to higher sales volumes and increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003, partially offset by higher steel costs not passed-through to customers. Within the Industrial Specialties segment, operating profit increased $1.1 million for the second quarter of 2004 as compared with the second quarter of 2003 as the segment benefited from higher overall sales and lower operating costs primarily as a result of branch consolidation activities at Lamons, partially offset by increased costs incurred in connection with the consolidation efforts at Compac. Within Fastening Systems, the operating loss decreased approximately $3.7 million from an operating loss of $6.5 million for the quarter ended June 30, 2003 to an operating loss of $2.8 million in the second quarter of 2004. This change was due primarily to approximately $5.3 million of non-cash losses in the second quarter of 2003 related to the sale-leaseback of property and equipment that did not recur. This impact was offset by closure and other related costs incurred in 2004 resulting from the consolidation of its Lakewood, Ohio plant and the impact of higher steel costs not able to be passed on to customers and operational inefficiencies due to steel shortages.

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

Rieke's gross profit margin improved to approximately 39.0% for the quarter ended June 30, 2004 from 38.7% for the quarter ended June 30, 2003. This increase was due primarily to the increase in sales volumes, mostly due to new product sales and the favorable impact of currency exchange.

Rieke's selling, general and administrative costs increased $0.1 million during the quarter ended June 30, 2004 as compared with the second quarter of 2003, due primarily to additional costs related to new product launch activities and several other miscellaneous variable cost increases.

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

Cequent's gross profit increased $9.6 million to approximately 30.0% for the quarter ended June 30, 2004 from approximately 28.2% in the second quarter of 2003. Of this increase, approximately $4.9 million was attributed to higher sales volumes and the acquisition of Bargman. An additional approximate $2.3 million of the increase was attributed to sales of electrical products which are experiencing higher margins due to changes in product mix. Cequent's gross profits were also positively impacted by improved operating efficiencies resulting from completion of the Goshen plant consolidation in the first half of 2003 and integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter of 2003. Completion of these actions positioned Cequent to better capitalize on higher sales volumes through improved order fill rates and delivery performance which contributed to the gross margin improvement. These increases were partially offset by higher steel costs that were not able to be passed-through to customers.

Cequent's selling, general and administrative expenses increased by $1.8 million during the second quarter 2004 compared to the second quarter of 2003 primarily due to costs associated with the ramp-up of Cequent's new distribution center in South Bend, Indiana and the January 2004 acquisition of Bargman. Selling, general and administrative costs as a percent of sales decreased between years as the higher sales volumes more than offset the additional fixed costs associated with the aforementioned activities.

Overall, Cequent's operating profit margin increased from approximately 11.5% for the quarter ended June 30, 2003 to approximately 15.2% for the quarter ended June 30, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs as a result of completion of several integration and acquisition initiatives, partially offset by higher steel costs not able to be passed-through to customers.

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

Income Taxes.    The effective income tax rate for the three months ended June 30, 2004 was 37.0%. In 2004, the Company reported foreign pre-tax income of approximately $12.5 million and domestic pre-tax income of approximately $1.8 million. The domestic pre-tax income included approximately $16.3 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $7.5 million compared to a reported domestic pre-tax loss of $7.3 million. The domestic loss was primarily the result of $16.0 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies and $5.6 million of losses incurred with respect to the sale-leaseback of domestic operating facilities and equipment

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

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

Gross profit margins (gross profit as a percentage of sales) approximated 25.6% and 25.9% for the six months ended June 30, 2004 and 2003 respectively. Cequent's gross profit margin improved from approximately 26.6% in the six months ended June 30, 2003 to approximately 28.6% in the six months ended June 30, 2004, despite the impact of higher steel costs not able to be passed-through to customers, as Cequent benefited from higher sales activity and greater operating efficiencies as a result of completion of plant consolidation activities at its Goshen, Indiana facility in the first half of 2003. This improvement at Cequent was partially offset by declines in gross profit margins in our Rieke Packaging Systems and Fastening Systems segments. The decline at Rieke resulted from one-time costs associated with the ramp-up of a new manufacturing facility in China and increased costs associated with new product launches. The decline in our Fastening Systems segment was due to higher costs and greater operational inefficiencies resulting from the consolidation and closure of the Lakewood, Ohio facility, steel shortages and higher steel costs levied by steel suppliers not able to be passed-through to customers. Gross profit margins within our Industrial Specialties segment increased slightly in the first half of 2004 to approximately 25.2% from approximately 25.0% in the first half of 2003 as the higher profit margin on the increase in sales between years was mostly offset by the steel cost increases incurred and not recovered from customers.

Operating profit margins (operating profit as a percentage of sales) approximated 9.4% and 4.6% for the six months ended June 30, 2004 and 2003, respectively. Operating profit at Rieke Packaging Systems increased $0.2 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, but decreased as a percentage of sales. This decrease was due to the plant start-up costs in China, new product launch costs related to the introduction of eight new consumer products in the first quarter of 2004 and $0.8 million of non-cash losses associated with the sale-leaseback of equipment in the first half of 2003. At Cequent, operating profit increased $15.2 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003 at our Goshen, Indiana and Reynosa, Mexico operations and lower costs associated with plant restructuring and acquisition integration activities, partially offset by higher steel costs not fully-passed-through to our customers. Operating profit at Cequent for the six months ended June 30, 2003 was also reduced by approximately $1.6 million of non-cash losses associated with the sale-leaseback of equipment. Within the Industrial Specialties segment, operating profit increased $8.8 million for the six months ended June 30, 2004 as compared with the six months ended June 30, 2003 as the segment benefited from higher overall sales and lower operating costs as a result of branch consolidation activities at Lamons, partially offset by the costs incurred with the consolidation efforts at Compac in the first two quarters of 2004. Operating profit at Industrial Specialties for the six months ended June 30, 2003 also reflected approximately $6.0 million of non-cash losses associated with the sale-leaseback of equipment at various locations. Within Fastening Systems, the operating loss improved approximately $5.1 million for the six months ended June 30, 2004 from an operating loss of $9.4 million for the six months ended June 30, 2003 to an operating loss of $4.3 million for the six months ended June 30, 2004. This change was due primarily to approximately $9.7 million of non-cash losses in the six months ended June 30, 2003 related to the sale-leaseback of property and equipment, offset by closure and other related costs resulting from the consolidation of its Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana and Wood Dale, Illinois during the first two quarters of 2004, operational inefficiencies related to steel shortages and increased steel costs not passed-through to the end customer.

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

Rieke's gross profit margin declined to approximately 37.1% for the six months ended June 30, 2004 from 38.4% for the six months ended June 30, 2003. This decrease is due primarily to costs associated with the ramp-up of a new manufacturing facility in Hangzhou, China and higher costs related to the launch of eight new products in North America, partially offset by the favorable impact of currency exchange.

Rieke's selling, general and administrative costs increased $0.8 million during the six months ended June 30, 2004 as compared with the six months ended June 30, 2003, due primarily to higher costs related to new product launch activities, employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

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

Cequent's gross profit margins increased $20.4 million to approximately 28.6% for the six months ended June 30, 2004 from approximately 26.6% for the six months ended June 30, 2003. Of this increase, approximately $6.8 million is attributed to higher sales volumes and the acquisition of Bargman in January 2004. Cequent's gross profits were also positively impacted by increased sales electrical products, improved operating efficiencies resulting from completion of the Goshen, Indiana plant consolidation in the first half of 2003, integration of an acquired HammerBlow manufacturing facility into Goshen in the third quarter 2003 and other integration activities with respect to the operations of HammerBlow and Highland. Completion of these consolidation and integration initiatives enabled Cequent to capitalize on higher sales volumes in 2004 through improved order fill rates and delivery performance. These increases were partially offset by higher steel costs not able to be fully passed-through to our customers.

Cequent's selling, general and administrative expenses increased by $6.7 million during the first six months of 2004 compared to the first six months of 2003 primarily due to the additional fixed costs associated with the ramp-up of Cequent's new distribution center in South Bend, Indiana and the acquisitions of HammerBlow, Highland and Bargman. Selling, general and administrative costs as a percent of sales decreased between years as the higher sales volumes more than offset these additional fixed costs.

Overall, Cequent's operating profit margin increased from approximately 9.6% for the six months ended June 30, 2003 to approximately 13.1% for the six months ended June 30, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs as a result of several integration and acquisition initiatives, partially offset by higher steel costs not able to be fully passed-through to our customers.

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

Income Taxes.    The effective income tax rate for the six months ended June 30, 2004 and 2003 was 37.0% and 26.4%, respectively. In 2004, foreign operations reported pre-tax income of approximately $21.9 million compared to a reported domestic pre-tax loss of $4.1 million. The domestic loss was primarily the result of $32.6 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $11.3 million compared to a reported domestic pre-tax loss of $22.8 million. The domestic loss was primarily the result of $33.1 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies and $18.1 million of losses incurred with respect to the sale-leaseback of domestic operating facilities and equipment.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-Term Debt," in the notes to the unaudited financial statements for additional information.

Item 4.    Controls and Procedures

The Company's quarterly financial information has been restated to reflect adjustments to the Company's previously reported financial information on Form 10-Q for the first and second quarters of 2004. Reference is made to Item 1, Note 2 to the Company's financial statements included in this Report.

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and subsequent to the issuance of our financial statements for the quarter ended June 30, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. The Company determined that uninvoiced accounts payable were recorded in error as a reduction to cost of sales in the first two quarters of 2004. This error resulted in an overstatement of pre-tax income of approximately $2.1 million and $2.6 million for the three and six month periods ended June 30, 2004. The Company evaluated the materiality of the impact of the accounting error relative to the levels of operating profit, pre-tax income, net income and earnings per share as previously reported and concluded that the impact was material. On November 10, 2004, after discussion with the Audit Committee and its independent registered public accounting firm, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's original financial statements included in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004 should no longer be relied upon, and the Company chose to restate its quarterly results for the periods affected by this error.

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

The evaluation described above included an evaluation by management with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (a) as of June 30, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives and (b) taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weakness summarized above, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

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