Form 10-Q
period 2004-09-30
TRIMAS CORP
filed 2004-11-15
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2004

or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from          to         .

Commission File Number 333-100351

TRIMAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

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

As of November 15, 2004, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve our internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2005 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarters ended March 31, 2004 and June 30, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

Part I. Financial Information

Item 1.    Financial Statements

TriMas Corporation
Balance Sheet
September 30, 2004 and December 31, 2003
(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,190	$6,780
Receivables	150,150	118,970
Inventories	166,560	124,090
Deferred income taxes	10,900	10,900
Prepaid expenses and other current assets	10,230	8,440
Total current assets	341,030	269,180
Property and equipment, net	204,730	187,420
Goodwill	658,880	658,900
Other intangibles, net	312,820	322,750
Other assets	60,910	61,780
Total assets	$1,578,370	$1,500,030
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$2,990	$10,920
Accounts payable	121,050	94,130
Accrued liabilities	79,700	75,100
Due to Metaldyne	310	4,400
Total current liabilities	204,050	184,550
Long-term debt	772,900	725,060
Deferred income taxes	151,030	149,030
Other long-term liabilities	34,730	37,770
Due to Metaldyne.	6,480	6,960
Total liabilities	1,169,190	1,103,370
Commitments and contingencies (Note 9)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,500	399,870
Retained deficit	(24,890)	(38,240)
Accumulated other comprehensive income	34,370	34,830
Total shareholders' equity	409,180	396,660
Total liabilities and shareholders' equity	$1,578,370	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Three and Nine Months Ended
September 30, 2004 and 2003
(unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$257,100	$235,990	$802,210	$704,110
Cost of sales	(196,370)	(172,650)	(602,130)	(519,700)
Gross profit	60,730	63,340	200,080	184,410
Selling, general and administrative expenses	(40,100)	(41,670)	(128,250)	(123,190)
Gain (loss) on dispositions of property and equipment	300	(90)	120	(18,210)
Operating profit	20,930	21,580	71,950	43,010
Other expense, net:
Interest expense	(17,430)	(16,720)	(50,020)	(49,110)
Other expense, net	(60)	(200)	(740)	(710)
Other expense, net	(17,490)	(16,920)	(50,760)	(49,820)
Income (loss) before income tax (expense) benefit	3,440	4,660	21,190	(6,810)
Income tax (expense) benefit	(1,270)	(990)	(7,840)	2,040
Net income (loss)	$2,170	$3,670	$13,350	$(4,770)
Basic earnings (loss) per share	$0.11	$0.18	$0.67	$(0.24)
Diluted earnings (loss) per share	$0.11	$0.18	$0.67	$(0.24)
Weighted average common shares – basic	20,010,000	20,000,560	20,010,000	20,221,310
Weighted average common shares – diluted	20,010,000	20,000,560	20,010,000	20,221,310

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Nine Months Ended
September 30, 2004 and 2003
(unaudited — dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income (loss).	$13,350	$(4,770)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(120)	18,210
Depreciation and amortization	30,590	34,200
Legacy stock award expense	—	3,700
Amortization of debt issue costs	3,470	3,020
Non-cash compensation expense	410	—
Net proceeds from accounts receivable securitization	7,780	—
Payment to Metaldyne to fund contractual liabilities	(4,610)	(4,780)
Increase in receivables	(37,690)	(14,160)
(Increase) decrease in inventories	(40,650)	4,070
Increase in prepaid expenses and other assets	(4,160)	(16,250)
Increase in accounts payable and accrued liabilities	30,640	11,380
Other, net	(1,730)	440
Net cash provided by (used for) operating activities, net of acquisition impact	(2,720)	35,060
Cash Flows from Investing Activities:
Capital expenditures	(35,620)	(18,380)
Proceeds from sales of fixed assets	450	76,180
Acquisition of businesses, net of cash acquired	(5,500)	(205,770)
Net cash used for investing activities	(40,670)	(147,970)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(2,170)	(41,880)
Proceeds from borrowings on revolving credit facility	593,300	344,000
Repayments of borrowings on revolving credit facility	(543,300)	(344,000)
Payments on notes payable	(8,030)	(680)
Proceeds from borrowings on senior credit facility	—	75,000
Issuance of note payable	—	470
Net proceeds from issuance of common stock	—	35,200
Repurchase of common stock	—	(20,000)
Debt issuance costs	—	(2,150)
Decrease in Metaldyne Corporation net investment and advances	—	(22,710)
Net cash provided by financing activities	39,800	23,250
Cash and Cash Equivalents:
Decrease for the period	(3,590)	(89,660)
At beginning of period	6,780	100,440
At end of period	$3,190	$10,780
Supplemental disclosure of cash flow information:
Cash paid for interest	$36,020	$33,020
Cash paid for taxes	$8,710	$5,470

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2004
(unaudited — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net income	—	—	13,350	—	13,350
Foreign currency translation	—	—	—	(460)	(460)
Total comprehensive income (loss)	—	—	13,350	(460)	12,890
Non-cash compensation expense	—	410	—	—	410
Net adjustments to reflect settlement of contractual obligations	—	(780)	—	—	(780)
Balances, September 30, 2004	$200	$399,500	$(24,890)	$34,370	$409,180

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

2.    Acquisitions

On January 29, 2004, the Company acquired all of the capital stock of Theodore Bargman Company ("Bargman") for approximately $5.5 million. Bargman had revenues of approximately $12.8 million in 2003 and net assets of approximately $3.1 million as of the acquisition date. Bargman is a manufacturer of lighting products, electrical accessories, access doors, locks and latches for the recreational vehicle market. The acquisition of Bargman is included as part of the business segment operations of Cequent Transportation Accessories and provides additional opportunities to strengthen Cequent's presence in the transportation accessories and cargo management markets, specifically bolstering Cequent's position in the RV market. The impact of the Bargman acquisition is not significant to the Company's operations.

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow") from 2000 Riverside Capital Appreciation Fund, L.P., and other stockholders of HammerBlow for $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer, and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

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

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

3.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2003	$173,330	$364,810	$53,360	$67,400	$658,900
Reversal of restructuring reserves (net of tax) and other adjustments	—	(1,270)	(170)	—	(1,440)
Foreign currency translation and other	220	1,100	—	100	1,420
Balance, September 30, 2004	$173,550	$364,640	$53,190	$67,500	$658,880

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of September 30, 2004 and December 31, 2003 are summarized below. The Company amortizes these assets over periods ranging from 5 to 40 years.

	As of September 30, 2004		As of December 31, 2003
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(10,060)	$26,500	$(8,090)
15 – 25 years	104,160	(15,500)	102,200	(11,140)
40 years	105,460	(10,570)	105,460	(8,600)
Total customer relationships	236,120	(36,130)	234,160	(27,830)
Trademark/Trade names	68,590	(4,250)	68,400	(4,200)
Technology and other:
5 – 15 years	28,080	(11,680)	27,740	(8,700)
17 – 30 years	38,780	(6,690)	38,530	(5,350)
Total technology and other	66,860	(18,370)	66,270	(14,050)
	$371,570	$(58,750)	$368,830	$(46,080)

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

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

4.    Restructurings

During 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves during the nine months ended September 30, 2004 is summarized below:

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2003	$5,140	$880	$1,380	$7,400
Establishment of reserves	2,160	—	—	2,160
Cash payments	(3,010)	—	(120)	(3,130)
Reversal of restructuring reserves (non-cash)	(2,060)	—	(640)	(2,700)
Reserve at September 30, 2004	$2,230	$880	$620	$3,730

Of the $2.2 million reserves established during the nine months ended September 30, 2004, $1.2 million is included in cost of sales and $1.0 million is included in selling, general and administrative expense in the accompanying statement of operations.

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations will be consolidated into an existing facility. This action will result in the elimination of approximately 70 positions, of which approximately 40 have been eliminated as of September 30, 2004. The severance and facility costs are expected to be fully paid by the second quarter of 2005.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions will result in the elimination of approximately 160 positions, of which approximately 150 have been eliminated as of September 30, 2004. Additional severance amounts have been added to the restructuring reserve during the first two quarters of 2004 as certain employees have earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid during 2004. Also during the second quarter of 2003, the Company's Industrial Specialties segment adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the group rationalized the back office general and administrative support within certain of its branch service centers. These actions resulted in the elimination of approximately 70 positions during 2003. The remaining severance amounts are expected to be paid during 2004.

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

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

The following table summarizes reserves established in purchase accounting in connection with the November 2000 plan and the subsequent related activity:

(in thousands)	Severance	Closure Costs	Total
Reserve at December 31, 2003	$1,410	$950	$2,360
Cash payments	(690)	(700)	(1,390)
Reversal of restructuring reserves (non-cash)	(170)	—	(170)
Reserve at September 30, 2004	$550	$250	$800

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.4 million and $1.1 million for the nine months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 and December 31, 2003, the Company's funding under the facility was approximately $7.8 million and $0, respectively, with an additional $40.7 million and $49.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $104.3 million at September 30, 2004. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of September 30, 2004 and 2003, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 and 1.5 months, respectively, and an average discount rate of 3.5% at September 30, 2004 and 2.1% at September 30, 2003.

6.    Inventories

Inventories consist of the following components:

(in thousands)	September 30, 2004	December 31, 2003
Finished goods	$84,620	$68,060
Work in process	22,310	17,770
Raw materials	59,630	38,260
Total inventories	$166,560	$124,090

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

7.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	September 30, 2004	December 31, 2003
Land and land improvements	$3,290	$3,240
Buildings	60,960	52,840
Machinery and equipment	217,040	190,290
	281,290	246,370
Less: Accumulated depreciation	76,560	58,950
Property and equipment, net	$204,730	$187,420

Depreciation expense was approximately $18.2 million and $20.9 million for the nine months ended September 30, 2004 and 2003, respectively.

8.    Long-Term Debt

The Company's long-term debt at September 30, 2004, net of the unamortized discount of $2.3 million and unamortized premium of $0.8 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	September 30, 2004	December 31, 2003
Bank debt	$339,610	$291,780
9 7/8% senior subordinated notes, due June 2012 ("Notes")	436,180	436,070
Other	100	8,130
	775,890	735,980
Less: Current maturities, long-term debt	2,990	10,920
Long-term debt	$772,900	$725,060

The Company is party to a credit facility ("Credit Facility") with a group of banks which consists of a $335.0 million term loan facility, an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions. The weighted average interest rate on the Credit Facility was 5.3% at September 30, 2004. At September 30, 2004, the Company also had letters of credit of approximately $25.3 million issued and outstanding.

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $832.1 million at September 30, 2004 are presented in the financial information in Note 16. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2004.

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2004, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $36.0 million and $33.0 million for the nine months ended September 30, 2004 and 2003, respectively.

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

As of November 10, 2004, the Company is party to approximately 1,205 pending cases involving approximately 18,884 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. The Company believes that many of the pending cases relate to locations at which none of our gaskets were distributed or used. In addition, TriMas acquired various companies to distribute the Company's products that distributed gaskets of other manufacturers prior to acquisition. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.5 million. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase and we may be subjected to further claims with respect to the former activities of our acquired gasket distributors.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of the aforementioned litigations will have a material adverse effect on its consolidated financial position and future results of operations and cash flows. However, there can be no assurance that future legal or factual developments will not result in a material adverse impact on our financial condition and future results of operations.

The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company's financial position or future results of operations.

10.    Related Parties

Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

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

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $5.9 million for the nine months ended September 30, 2004. During the first three quarters of 2004, the Company also settled certain assumed contractual obligations, resulting in an increase in the Company's liability of approximately $0.8 million. The remaining assumed liabilities of approximately $6.8 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at September 30, 2004.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During the nine months ended September 30, 2004 and 2003, Heartland was paid $3.3 million and $3.6 million, respectively, under this agreement and such amounts are included in selling, general and administrative expenses in the accompanying statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.3 million in each of the nine month periods ended September 30, 2004 and 2003. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $5.7 million and $3.4 million, respectively, during the nine month periods ended September 30, 2004 and 2003. These amounts are included in net sales in the accompanying statement of operations.

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

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

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

Segment activity is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Rieke Packaging Systems	$33,070	$28,780	$98,160	$92,140
Cequent Transportation Accessories	125,120	118,460	405,210	343,310
Industrial Specialties	59,780	54,440	184,060	162,850
Fastening Systems	39,130	34,310	114,780	105,810
Total	$257,100	$235,990	$802,210	$704,110

Operating Profit
Rieke Packaging Systems	$8,830	$6,740	$24,100	$21,860
Cequent Transportation Accessories	12,660	14,930	49,390	36,420
Industrial Specialties	5,570	5,830	20,040	11,550
Fastening Systems	(1,450)	1,290	(5,800)	(8,150)
Corporate expenses and management fees	(4,680)	(6,000)	(15,780)	(14,970)
Legacy stock award expense	—	(1,210)	—	(3,700)
Total	$20,930	$21,580	$71,950	$43,010

Adjusted EBITDA
Rieke Packaging Systems	$10,620	$9,340	$30,680	$29,150
Cequent Transportation Accessories	17,500	19,260	63,580	51,130
Industrial Specialties	7,410	7,810	25,470	23,840
Fastening Systems	290	3,520	(820)	8,460
Corporate expenses and management fees	(4,870)	(6,000)	(17,110)	(14,260)
Total	$30,950	$33,930	$101,800	$98,320

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

12.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of September 30, 2004, the Company has 1,852,337 stock options outstanding, each of which may be used to purchase one share of the Company's common stock.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributed to common stock, as reported	$2,170	$3,670	$13,350	$(4,770)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	100	—	260	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(310)	(740)	(870)	(740)
Pro-forma net income (loss) attributed to common stock	$1,960	$2,930	$12,740	$(5,510)

Net income (loss) per share:
Basic, as reported	$0.11	$0.18	$0.67	$(0.24)
Basic, pro-forma for stock-based compensation	$0.10	$0.15	$0.64	$(0.27)

Diluted, as reported	$0.11	$0.18	$0.67	$(0.24)
Diluted, pro-forma for stock-based compensation	$0.10	$0.15	$0.64	$(0.27)

During the nine months ended September 30, 2004, the Company recorded approximately $0.4 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is recorded in selling, general and administrative expenses in the accompanying statement of operations.

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares became free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

increased by 6% per annum from the stated $16.90 per share value. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $3.7 million for the nine months ended September 30, 2003. TriMas will not recognize any compensation expense related to this plan in 2004 and obligations accrued related thereto were fully paid in 2004.

13.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts are computed using weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations as of September 30, 2004 and 2003 as they would have been antidilutive.

14.    Defined Benefit Plans

Components of net periodic benefit cost were as follows for the three and nine months ended September 30, 2004 and 2003:

	Pension Plans
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service Cost	$170	$190	$520	$550
Interest Cost	390	400	1,170	1,180
Expected return on plan assets	(410)	(400)	(1,220)	(1,190)
Curtailment loss	—	—	—	880
Amortization of net loss	60	20	150	70
Net periodic benefit cost	$210	$210	$620	$1,490

	Other Post-retirement Benefits
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service Cost	$30	$20	$80	$60
Interest Cost	70	110	280	320
Expected return on plan assets	—	—	—	—
Amortization of net loss	—	20	70	80
Net periodic benefit cost	$100	$150	$430	$460

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute approximately $2.4 million to its defined benefit pension plans in 2004. As of September 30, 2004, approximately $1.8 million of contributions have been made.

15.    Impact of Newly Issued Accounting Pronouncements

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company has concluded that the benefits provided under Company-sponsored retiree medical programs are at least actuarially equivalent to the Medicare Part D program, resulting in the Company being eligible for the basic Medicare Part D subsidy.

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

In May 2004, FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued to provide guidance on the accounting effects of the Act. Based upon this guidance, the Company estimates that the federal subsidy included in the law resulted in an approximate $0.4 million reduction in the post-retirement benefit obligation and will not significantly change the 2004 post-retirement expense.

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

TriMas Corporation
Notes to Financial Statements
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Balance Sheet
(dollars in thousands)

	As of September 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$3,190	$—	$3,190
Receivables	—	120,300	29,850	—	150,150
Receivables, intercompany	—	3,960	—	(3,960)	—
Inventories	—	143,980	22,580	—	166,560
Deferred income taxes	—	10,610	290	—	10,900
Prepaid expenses and other current assets	—	8,860	1,370	—	10,230
Total current assets	—	287,710	57,280	(3,960)	341,030
Investments in subsidiaries	832,080	172,910	—	(1,004,990)	—
Property and equipment, net	—	157,110	47,620	—	204,730
Goodwill	—	550,990	107,890	—	658,880
Intangibles and other assets	26,120	340,140	18,440	(10,970)	373,730
Total assets	$858,200	$1,508,860	$231,230	$(1,019,920)	$1,578,370

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	—	88,110	32,940	—	121,050
Accounts payable, intercompany	—	—	3,960	(3,960)	—
Accrued liabilities	12,840	57,390	9,470	—	79,700
Due to Metaldyne	—	310	—	—	310
Total current liabilities	12,840	148,800	46,370	(3,960)	204,050

Long-term debt	436,180	336,720	—	—	772,900
Deferred income taxes	—	150,230	11,770	(10,970)	151,030
Other long-term liabilities	—	34,550	180	—	34,730
Due to Metaldyne	—	6,480	—	—	6,480
Total liabilities	449,020	676,780	58,320	(14,930)	1,169,190
Total shareholders' equity	409,180	832,080	172,910	(1,004,990)	409,180
Total liabilities and shareholders' equity	$858,200	$1,508,860	$231,230	$(1,019,920)	$1,578,370

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

TriMas Corporation
Notes to Financial Statements
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Three Months Ended September 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$211,210	$54,970	$(9,080)	$257,100
Cost of sales	—	(164,030)	(41,420)	9,080	(196,370)
Gross profit	—	47,180	13,550	—	60,730
Selling, general and administrative expenses	—	(33,290)	(6,810)	—	(40,100)
Gain (loss) on dispositions of property and equipment	—	290	10	—	300
Operating profit	—	14,180	6,750	—	20,930
Other income (expense), net:
Interest expense	(11,100)	(5,840)	(490)	—	(17,430)
Other income (expense), net	140	(280)	80	—	(60)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(10,960)	8,060	6,340	—	3,440
Income tax (expense) benefit	3,630	(2,750)	(2,150)	—	(1,270)
Equity in net income (loss) of subsidiaries	9,500	4,190	—	(13,690)	—
Net income (loss)	$2,170	$9,500	$4,190	$(13,690)	$2,170

	For The Three Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$192,350	$45,400	$(1,760)	$235,990
Cost of sales	—	(142,160)	(32,250)	1,760	(172,650)
Gross profit	—	50,190	13,150	—	63,340
Selling, general and administrative expenses	—	(35,590)	(6,080)	—	(41,670)
Gain (loss) on dispositions of property and equipment	—	(100)	10	—	(90)
Operating profit	—	14,500	7,080	—	21,580
Other income (expense), net:
Interest income (expense)	(11,690)	(5,070)	40	—	(16,720)
Other income (expense), net	—	160	(360)	—	(200)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,690)	9,590	6,760	—	4,660
Income tax (expense) benefit	4,730	(3,500)	(2,220)	—	(990)
Equity in net income (loss) of subsidiaries	10,630	4,540	—	(15,170)	—
Net income (loss)	$3,670	$10,630	$4,540	$(15,170)	$3,670

TriMas Corporation
Notes to Financial Statements  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Operations
(dollars in thousands)

	For The Nine Months Ended September 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$664,450	$158,220	$(20,460)	$802,210
Cost of sales	—	(508,490)	(114,100)	20,460	(602,130)
Gross profit	—	155,960	44,120	—	200,080
Selling, general and administrative expenses	—	(112,160)	(16,090)	—	(128,250)
Gain (loss) on dispositions of property and equipment	—	110	10	—	120
Operating profit	—	43,910	28,040	—	71,950
Other income (expense), net:
Interest expense	(33,070)	(15,830)	(1,120)	—	(50,020)
Other income (expense), net	(1,090)	(380)	730	—	(740)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(34,160)	27,700	27,650	—	21,190
Income tax (expense) benefit	10,970	(9,420)	(9,390)	—	(7,840)
Equity in net income (loss) of subsidiaries	36,540	18,260	—	(54,800)	—
Net income (loss)	$13,350	$36,540	$18,260	$(54,800)	$13,350

	For The Nine Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$589,040	$129,000	$(13,930)	$704,110
Cost of sales	—	(442,130)	(91,500)	13,930	(519,700)
Gross profit	—	146,910	37,500	—	184,410
Selling, general and administrative expenses	—	(105,360)	(17,830)	—	(123,190)
Loss on dispositions of property and equipment	—	(18,210)	—	—	(18,210)
Operating profit	—	23,340	19,670	—	43,010
Other income (expense), net:
Interest expense	(35,110)	(13,980)	(20)	—	(49,110)
Other income (expense), net	—	1,640	(2,350)	—	(710)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(35,110)	11,000	17,300	—	(6,810)
Income tax (expense) benefit	12,700	(3,980)	(6,680)	—	2,040
Equity in net income (loss) of subsidiaries	17,640	10,620	—	(28,260)	—
Net income (loss)	$(4,770)	$17,640	$10,620	$(28,260)	$(4,770)

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30, 2004 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(21,620)	$930	$17,970	$—	$(2,720)

Cash Flows from Investing Activities:
Capital expenditures	—	(28,910)	(6,710)	—	(35,620)
Proceeds from sales of fixed assets	—	450	—	—	450
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(33,960)	(6,710)	—	(40,670)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,170)	—	—	(2,170)
Proceeds from borrowings on revolving credit facility	—	593,300	—	—	593,300
Repayments of borrowings on revolving credit facility	—	(543,300)	—	—	(543,300)
Payments on notes payable	—	(8,030)	—	—	(8,030)
Intercompany transfers to (from) subsidiaries	21,620	(10,950)	(10,670)	—	—
Net cash provided by (used for) financing activities	21,620	28,850	(10,670)	—	39,800

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(4,180)	590	—	(3,590)
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$—	$3,190	$—	$3,190

TriMas Corporation

Notes to Financial Statements (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Statement of Cash Flows
(dollars in thousands)

	For the Nine Months Ended September 30, 2003 (unaudited)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$2,150	$4,610	$28,300	$—	$35,060

Cash Flows from Investing Activities:
Capital expenditures	—	(15,490)	(2,890)	—	(18,380)
Proceeds from sales of fixed assets	—	76,180	—	—	76,180
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)
Net cash used for investing activities	—	(114,110)	(33,860)	—	(147,970)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	—	35,200	—	—	35,200
Repurchase of common stock	—	(20,000)	—	—	(20,000)
Proceeds from borrowings on senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(41,880)	—	—	(41,880)
Proceeds from borrowings on revolving credit facility	—	344,000	—	—	344,000
Repayments of borrowings on revolving credit facility	—	(344,000)	—	—	(344,000)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Decrease in Metaldyne Corporation net investment and advances	—	(22,710)	—	—	(22,710)
Payments on notes payable	—	(680)	—	—	(680)
Issuance of note payable	—	470	—	—	470
Intercompany transfers (to) from subsidiaries	—	4,270	(4,270)	—	—
Net cash provided by (used for) financing activities	(2,150)	29,670	(4,270)	—	23,250

Cash and Cash Equivalents:
Decrease for the period	—	(79,830)	(9,830)	—	(89,660)
At beginning of period	—	86,570	13,870	—	100,440
At end of period	$—	$6,740	$4,040	$—	$10,780

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

Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Cequent segment business as well. Sales of towing and trailering products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. In 2004, we have experienced increasing costs of steel and we are working with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we may experience a delay in our ability to implement price increases and recover such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience increased costs or disruptions in supply over the remainder of the year or longer and we may not be able to pass along such higher cost to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. Our programs involve a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the nine months ended September 30, 2004 and 2003 were approximately $13.3 million and $11.8 million, respectively. We estimate that we will incur between $16 million to $18 million of such costs during 2004. We believe all of these costs are warranted by the anticipated future benefits of these actions. We also continue to focus on establishing our stand alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we now handle internally the tax, benefit administration and environmental and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a standalone human resources compensation and benefits function. We anticipate increased corporate office expense of approximately $0.7 million annually as a result of these and other actions.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

Cequent Transportation Accessories:

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and completed this action in the third quarter of 2004.

•	In first quarter 2004, we opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. We expect to complete the consolidation of distribution activities in South Bend by the end of 2004. Also, in May 2004 we announced our decision to cease manufacturing in Oakville, Ontario and expect to consolidate distribution activities for all Canadian customers in that location. The manufacturing operations have been consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, while we expect the distribution activities will be consolidated for all Canadian customers by the end of the first quarter of 2005.

Industrial Specialties:

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We expect to complete these actions during the fourth quarter of 2004.

Fastening Systems.

•	During 2003, further to our 2002 facility consolidation efforts where five manufacturing plants were consolidated into three remaining plants, we initiated plans to close our Lakewood, Ohio manufacturing facility and to consolidate these operations at our Frankfort, Indiana facility. This plan will consolidate manufacturing and finishing capabilities of our standard and custom-designed large diameter fasteners and eliminate redundant cost structures. We completed these consolidation activities during October 2004.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) and cash flows from operating activities for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net income (loss)	$2,170	$3,670	$13,350	$(4,770)
Income tax expense (benefit)	1,270	990	7,840	(2,040)
Interest expense	17,430	16,720	50,020	49,110
Legacy stock award expense	—	1,210	—	3,700
Loss on sale-leaseback of property and equipment (1)	—	—	—	18,120
Depreciation and amortization	10,080	11,340	30,590	34,200
Adjusted EBITDA (1)	30,950	33,930	101,800	98,320
Interest paid	(4,950)	(3,290)	(36,020)	(33,000)
Taxes paid	(2,240)	(1,760)	(8,710)	(5,470)
Legacy stock award expense paid	—	—	(5,400)	(4,560)
(Gain) loss on dispositions of plant and equipment	(300)	90	(120)	90
Payments to Metaldyne to fund contractual liabilities	—	—	(4,610)	(4,780)
Receivables securitization, net	(40,500)	—	7,780	—
Net change in working capital	6,850	(470)	(57,440)	(15,540)
Cash flows provided by (used for) operating activities	$(10,190)	$28,500	$(2,720)	$35,060

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the three and nine months ended September 30, 2004, Adjusted EBITDA was lower by $2.5 million and $7.6 million, respectively, for lease payments related to property and equipment that was sold and leased back during the first and second quarter of 2003. If such leases had been in effect for the full year, such lease payments would have resulted in an additional $3.9 million in lease expense in 2003.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Facility and business consolidation costs (a)	$1,490	$2,840	$6,430	$3,580
Business unit restructuring costs (b)	1,930	380	5,420	1,410
Acquisition integration costs (c)	120	—	1,470	6,810
	$3,540	$3,220	$13,320	$11,800

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Also includes a non-cash expense of $4.0 million for the nine months ended September 30, 2003 that did not recur associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four operating segments for the three months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$33,070	12.9%	$28,780	12.2%
Cequent Transportation Accessories	125,120	48.7%	118,460	50.2%
Industrial Specialties	59,780	23.2%	54,440	23.1%
Fastening Systems	39,130	15.2%	34,310	14.5%
Total	$257,100	100.0%	$235,990	100.0%
Gross Profit:
Rieke Packaging Systems	$12,790	38.7%	$10,710	37.2%
Cequent Transportation Accessories	31,590	25.2%	33,040	27.9%
Industrial Specialties	14,190	23.7%	13,770	25.3%
Fastening Systems	1,860	4.8%	5,820	17.0%
Corporate expenses	300	—	—	—
Total	$60,730	23.6%	$63,340	26.8%
Selling, General and Administrative:
Rieke Packaging Systems	$3,970	12.0%	$3,990	13.9%
Cequent Transportation Accessories	18,760	15.0%	18,080	15.3%
Industrial Specialties	8,650	14.5%	7,770	14.3%
Fastening Systems	3,740	9.6%	4,620	13.5%
Corporate expenses	4,980	—	7,210	—
Total	$40,100	15.6%	$41,670	17.7%
Operating Profit:
Rieke Packaging Systems	$8,830	26.7%	$6,740	23.4%
Cequent Transportation Accessories	12,660	10.1%	14,930	12.6%
Industrial Specialties	5,570	9.3%	5,830	10.7%
Fastening Systems	(1,450)	(3.7%)	1,290	3.8%
Corporate expenses	(4,680)	—	(6,000)	—
Legacy stock award expense(1)	—	—	(1,210)	—
Total	$20,930	8.1%	$21,580	9.1%

The following table summarizes financial information for our four operating segments for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$98,160	12.2%	$92,140	13.1%
Cequent Transportation Accessories	405,210	50.5%	343,310	48.8%
Industrial Specialties	184,060	23.0%	162,850	23.1%
Fastening Systems	114,780	14.3%	105,810	15.0%
Total	$802,210	100.0%	$704,110	100.0%
Gross Profit:
Rieke Packaging Systems	$36,940	37.6%	$35,050	38.0%
Cequent Transportation Accessories	111,700	27.6%	92,750	27.0%
Industrial Specialties	45,530	24.7%	40,890	25.1%
Fastening Systems	5,870	5.1%	15,720	14.9%
Corporate expenses	40	—	—	—
Total	$200,080	24.9%	$184,410	26.2%
Selling, General and Administrative:
Rieke Packaging Systems	$12,740	13.0%	$12,000	13.0%
Cequent Transportation Accessories	62,070	15.3%	54,710	15.9%
Industrial Specialties	25,510	13.9%	23,260	14.3%
Fastening Systems	12,110	10.6%	14,040	13.3%
Corporate expenses	15,820	—	19,180	—
Total	$128,250	16.0%	$123,190	17.5%
Operating Profit:
Rieke Packaging Systems	$24,100	24.6%	$21,860	23.7%
Cequent Transportation Accessories	49,390	12.2%	36,420	10.6%
Industrial Specialties	20,040	10.9%	11,550	7.1%
Fastening Systems	(5,800)	(5.1%)	(8,150)	(7.7%)
Corporate expenses	(15,780)	—	(14,970)	—
Legacy stock award expense (1)	—	—	(3,700)	—
Total	$71,950	9.0%	$43,010	6.1%

(1)	Legacy stock award expense represents a contractual obligation from the November 2000 acquisition of Metaldyne by Heartland. TriMas assumed a portion of this liability in connection with the separation and recapitalization of the Company in June 2002.

Results of Operations

The principal factors impacting us during the three and nine months ended September 30, 2004, compared with the three and nine months ended September 30, 2003, were:

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

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net sales increased $21.1 million, or approximately 8.9%, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003. Of this amount, we estimate approximately $12.5 million represents recovery of steel cost increases passed through to customers, approximately $3.1 million is due to organic growth and $2.6 million is due to favorable currency exchange. The remaining $2.9 million increase is the result of the Bargman acquisition, which occurred in January 2004. Rieke's net sales increased $4.3 million, or approximately 14.9%, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 due to improved sales of core products, new product sales and the favorable impact of currency exchange. Cequent's net sales increased $6.7 million, or approximately 5.6%, for the third quarter of 2004 as compared with the third quarter of 2003. After consideration of the impact of the Bargman acquisition, recovery of steel cost increases passed-through to customers and the favorable impact of currency exchange, Cequent's sales levels decreased approximately $5.0 million compared to the third quarter of 2003. Net sales within our Industrial Specialties segment increased $5.3 million, or approximately 9.8%, for the third quarter of 2004 as compared with the third quarter of 2003 due to improved demand across the majority of the businesses in this segment and recovery of steel cost increases passed-through to customers. Net sales within our Fastening Systems segment increased $4.8 million, or approximately 14.0%, for the three months ended September 30, 2004 as compared with the three months ended September 30, 2003 due to continued strong demand for industrial fasteners and recovery of steel cost increases able to be passed-through to customers of industrial fastener products. However, sales performance in the third quarter of 2004 was also impacted by disruptions in steel supply that resulted in a backlog of orders at September 30, 2004.

Gross profit margins (gross profit as a percentage of sales) approximated 23.6% and 26.8% for the three months ended September 30, 2004 and 2003 respectively. Rieke's gross profit margins improved from approximately 37.2% for the three months ended September 30, 2003 to approximately 38.7% for the three months ended September 30, 2004 as the beneficial impact of both increased sales volumes and favorable foreign exchange more than offset material cost increases not able to be fully recovered from customers. Cequent's gross profit margin declined from approximately 27.9% in the third quarter of 2003 to approximately 25.2% in the third quarter of 2004. The decline in gross profits resulted primarily from increased costs of steel as well as higher freight costs due to fuel surcharges that it could not pass on to customers. Within Fastening Systems, gross profit margins declined from 17.0% in the third quarter of 2003 to 4.8% in the third quarter of 2004 due to higher steel and freight costs not able to be passed through to customers and increased costs due to operational inefficiencies as a result of steel shortages. In addition, Fastening Systems continued to experience additional costs and operational inefficiencies related to the consolidation of our Lakewood, Ohio facility into our remaining manufacturing plants, which was completed during October 2004. Gross profit margins within our Industrial Specialties segment declined in the third quarter of 2004 to 23.7% compared to 25.3% in the third quarter of 2003 primarily due to that portion of steel cost increases passed through to customers resulting in sales on which no gross profit margin was earned.

Operating profit margins (operating profit as a percentage of sales) approximated 8.1% and 9.1% for the quarters ended September 30, 2004 and 2003, respectively. Operating profit at Rieke increased $2.1 million for the third quarter of 2004 as compared with the third quarter of 2003 due to higher sales volumes and the favorable impact of currency exchange. At Cequent, operating profit decreased $2.3 million for the quarter ended September 30, 2004 as compared with the quarter ended September 30, 2003 primarily as a result of the aforementioned increases in steel costs and freight, due to fuel surcharges, as well as increased promotion expense associated with a higher level of sales activity within the retail channel. Within the Industrial Specialties segment, operating profit decreased $0.3 million for the third quarter of 2004 as compared with the third quarter of 2003 as the segment incurred increased costs in connection with the consolidation efforts at Compac, partially offset by the benefit of higher overall sales and lower operating costs primarily as a result of branch consolidation activities at Lamons. Within Fastening Systems, the operating profit declined by approximately $2.8 million to an operating loss of $1.5 million for the quarter ended September 30, 2004 from an operating profit of $1.3 million in the third quarter of 2003. The decrease is mainly due to costs related to the consolidation of the Lakewood, Ohio plant, the impact of higher steel costs that it could not pass on to customers and operational inefficiencies due to steel shortages.

Rieke Packaging Systems.    Net sales increased $4.3 million, or approximately 14.9%, to $33.1 million for the quarter ended September 30, 2004 compared to $28.8 million for the quarter ended September 30, 2003. Of the $4.3 million increase in sales, approximately $2.6 million was due to new product sales and $0.9 million was due to the favorable impact of foreign currency exchange on sales. In addition, we estimate that approximately $0.5 million was due to recovery of steel cost increases passed through to customers. Core product sales of industrial closures, rings and levers were slightly higher compared to the same period last year, as order activity continues to strengthen.

Rieke's gross profit margins improved $2.1 million to approximately 38.7% for the quarter ended September 30, 2004 from approximately 37.2% in the third quarter of 2003, as the beneficial impact of increased sales volumes and favorable currency exchange more than offset steel, resin and freight cost increases that it could not fully recover from its customers.

Rieke's selling, general and administrative costs were approximately flat between years as slightly higher selling expenses in the quarter ended September 30, 2004 were approximately offset by lower amortization expense related to trademarks and trade names.

Overall, Rieke's operating profit margin improved to approximately 26.7% for the quarter ended September 30, 2004 from 23.4% for the third quarter of 2003, due primarily to increased sales volumes and the favorable impact of currency exchange.

Cequent Transportation Accessories.    Net sales increased $6.7 million, or approximately 5.6%, to $125.1 million for the quarter ended September 30, 2004 compared to $118.4 million for the third quarter of 2003. Of the $6.7 million increase in sales, approximately $1.7 million is attributed to currency exchange as Cequent's reported results in U.S. dollars benefit from stronger Australian and Canadian dollars and $2.9 million is due to the acquisition of Bargman in January 2004. In addition, we estimate that approximately $7 million of additional sales in the quarter ended September 30, 2004 was the result of recovery of steel cost increases that were passed through to customers. These increases in sales were partially offset by approximately $5.0 million of reduced sales in the quarter due to decreased customer demand and overall market softness, some of which we believe is as a result of customers pulling ahead certain orders into the second quarter of 2004 in order to avoid anticipated price increases in the third quarter of 2004 related to higher steel surcharges.

Cequent's gross profit declined $1.5 million to approximately 25.2% for the quarter ended September 30, 2004 from approximately 27.9% in the third quarter of 2003. The majority of this decline resulted from increased costs of steel as well as higher freight costs due to fuel surcharges from freight vendors that Cequent has not been able to recover from customers.

Cequent's selling, general and administrative expenses increased approximately $0.7 million during the third quarter of 2004 compared to the third quarter of 2003 primarily due to increased promotion expense associated with increased sales activity within the retail channel and the January 2004 acquisition of Bargman.

Overall, Cequent's operating profit margin declined from approximately 12.6% for the quarter ended September 30, 2003 to approximately 10.1% for the quarter ended September 30, 2004 principally due to increased costs of steel, higher freight costs due to fuel surcharges that it could not recover from its customers and increased promotion expenses associated with increased sales activity within the retail channel.

Industrial Specialties.    Net sales during the quarter ended September 30, 2004, increased $5.3 million, or approximately 9.8% compared to the third quarter of 2003. Of the $5.3 million increase in sales, approximately $3.2 million is as a result of improved demand for our products in the precision tool, energy and petrochemical and general industrial markets. We estimate that another approximate $2 million is due to recovery of steel cost increases passed through to customers, principally at Lamons and Norris Cylinder.

Gross profit margins at Industrial Specialties declined to approximately 23.7% for the quarter ended September 30, 2004 compared to 25.3% for the quarter ended September 30, 2003 principally due to steel cost increases incurred and passed-through to customers on which no gross profit margin was earned, partially offset by the improved margin on the increase in sales volumes between years.

Selling, general and administrative expenses as a percent of sales increased slightly to approximately 14.5% in the third quarter of 2004 from approximately 14.3% for the quarter ended September 30, 2003. The increase is due to additional costs incurred in the third quarter of 2004 in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey, partially offset by reductions in cost due to the branch consolidation activities at Lamons during the second and third quarters of 2003, the benefits of which are being realized in 2004.

Operating profit margins at Industrial Specialties declined to approximately 9.3% for the three months ended September 30, 2004 compared to 10.7% for the three months ended September 30, 2003, primarily due to the portion of increased steel costs incurred on which no margin was earned and the additional costs incurred in connection with the consolidation of Compac's facilities, partially offset by increased sales volumes across all businesses and operating efficiencies resulting from the Lamons branch consolidation activities.

Fastening Systems.    Net sales for the quarter ended September 30, 2004, increased by $4.8 million, or 14.0%, compared to the quarter ended September 30, 2003. Of the $4.8 million increase in sales, we estimate that approximately $3 million represents recovery of steel cost increases passed-through to customers. In addition, our industrial fastener business sales increased by approximately 12% after adjusting for steel surcharges due to strong demand in the off-road/construction and heavy-duty truck segments, despite the fact that we continued to face steel shortages.

Gross profit margin at Fastening Systems declined to approximately 4.8% in the quarter ended September 30, 2004 from approximately 17.0% for the quarter ended September 30, 2003, primarily due to operational inefficiencies and additional costs incurred as a result of the shutdown and consolidation of our Lakewood, Ohio facility into our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. In addition, Fastening Systems has not been able to recover all cost increases levied by its steel suppliers and has experienced operational inefficiencies as a result of steel shortages.

Selling, general and administrative expenses at Fastening Systems decreased by $0.9 million in the quarter ended September 30, 2004, from the quarter ended September 30, 2003 due primarily to decreases in selling and back office costs as a result of the workforce reduction and related restructuring actions that were implemented in the second half of 2003.

Overall, operating profit at Fastening Systems declined by $2.8 million between years to a $1.5 million operating loss in the quarter ended September 30, 2004 as compared to an operating profit of $1.3 million in the quarter ended September 30, 2003. This decrease is primarily due additional costs in 2004 resulting from decreased productivity and other costs as a result of the shutdown and relocation of our Lakewood, Ohio facility, steel shortages and steel cost increases not recovered from customers.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased by approximately $2.2 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to $1.2 million of legacy stock award expense and approximately $1.5 million in severance arrangements in the third quarter of 2003 that did not recur in 2004. This decrease was partially offset by additional compensation and other expense as a result of additional personnel hired to establish a stand-alone corporate office.

Interest Expense.    Interest expense increased by approximately $0.7 million for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase is primarily the result of increased borrowings in 2004 to fund higher working capital requirements and an increase in our effective interest rate from 4.47% at September 30, 2003 to 5.28% at September 30, 2004, both partially offset by the timing of the cash received in sale-leaseback transactions during 2003.

Income Taxes.    The effective income tax rate for the three months ended September 30, 2004 was 36.9% compared to 21.2% for the three months ended September 30, 2003. In 2004, the Company reported foreign pre-tax income of approximately $6.9 million and domestic pre-tax loss of approximately $3.5 million. The domestic pre-tax loss included approximately $17.4 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $6.9 million compared to a reported domestic pre-tax loss of $2.2 million. The domestic pre-tax loss was primarily the result of $16.0 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net sales increased $98.1 million, or approximately 13.9%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. Of this increase, approximately $39.5 million is attributed to organic growth and approximately $12.0 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. In addition, we estimate that approximately $22 million of additional sales in the nine months ended September 30, 2004 was the result of recovery of steel cost increases that were passed through to customers. The remaining $24.6 million increase is the result of including a full three quarters of activity related to HammerBlow and Highland, which were acquired during the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. Rieke's net sales increased $6.0 million, or approximately 6.5%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 due to new product sales, the favorable effects of currency exchange and recovery of increased steel costs, partially offset by a one-time revenue increase in 2003 from certain government programs and reduced sales of core products such as rings and other dispensing products. Cequent's net sales increased $61.9 million, or approximately 18.0%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. This increase is due to strong early order activity and customer inventory builds for the spring/summer selling seasons, recovery of cost increases from steel suppliers and the favorable effects of currency exchange. Net sales within our Industrial Specialties segment increased $21.2 million, or approximately 13.0%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably at Lamons and Norris Cylinder. Net sales within our Fastening Systems segment increased $9.0 million, or approximately 8.5%, for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 due to an increase in sales in the segment's aerospace fastener market, an increase in sales in industrial fasteners for the off-road, agricultural and construction machinery markets and recovery of steel cost increases.

Gross profit margins (gross profit as a percentage of sales) approximated 24.9% and 26.2% for the nine months ended September 30, 2004 and 2003 respectively. Gross profits within Rieke Packaging Systems improved approximately $1.9 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 as Rieke benefited from increased sales levels and the favorable impact of currency exchange. However, gross profits as a percentage of sales were approximately flat between years as one-time costs associated with the startup of a new manufacturing facility in China and increased costs associated with new product launches during the first half of 2004 negated the favorable impacts of increased sales levels and foreign exchange impact year-to-date. Cequent's gross profit margin improved slightly from approximately 27.0% in the nine months ended September 30, 2003 to approximately 27.6% in the nine months ended September 30, 2004 as the beneficial impact of increased sales volumes year-to-date, greater operating efficiencies as a result of completion of plant consolidation activities at its Goshen, Indiana facility in the first half of 2003, and favorable impact of currency exchange more than offset the impact of significantly higher steel costs and freight costs not able to be fully recovered from customers. This improvement at Cequent was offset by declines in gross profit margins in our Fastening Systems and Industrial Specialties segments. The decline in our Industrial Specialties segment was due to steel cost increases incurred and passed through to customers on which no gross profit margin was earned. The decline in our Fastening Systems segment was due to higher costs and greater operational inefficiencies resulting from the consolidation and closure of the Lakewood, Ohio facility, steel shortages and higher steel costs levied by steel suppliers that it could not pass through to customers.

Operating profit margins (operating profit as a percentage of sales) approximated 9.0% and 6.1% for the nine months ended September 30, 2004 and 2003, respectively. Operating profit at Rieke Packaging Systems increased approximately $2.2 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003. This increase was due principally to increased sales volumes and the favorable impact of currency exchange during the nine months ended September 30, 2004 as compared to the same period a year ago, offset in part by plant start-up costs in China, and new product launch costs related to the introduction of eight new consumer products in the first quarter of 2004. Operating profit at Rieke for the nine months ended September 30, 2003 was also reduced approximately $0.8 million of non-cash losses associated with the sale-leaseback of equipment in the first half of 2003. At Cequent, operating profit increased $13.0 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003 at our Goshen, Indiana and Reynosa, Mexico operations and lower costs associated with the completion of plant restructuring and acquisition integration activities. However, these improvements were partially offset by higher steel and freight costs, due to fuel surcharges, that it could not fully pass through to its customers. Operating profit at Cequent for the nine months ended September 30, 2003 was also reduced by approximately $1.6 million of non-cash losses associated with the sale-leaseback of equipment. Within the Industrial Specialties segment, operating profit increased $8.5 million for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003 as the segment benefited from higher overall sales in all markets and lower operating costs at Lamons as a result of branch consolidation activities in 2003, partially offset by the costs incurred in connection with the consolidation efforts at Compac in the first three quarters of 2004. Operating profit at Industrial Specialties for the nine months ended September 30, 2003 also reflected approximately $6.0 million of non-cash losses associated with the sale-leaseback of equipment at various locations. Within Fastening Systems, the operating loss improved approximately $2.4 million for the nine months ended September 30, 2004 from an operating loss of $8.2 million for the nine months ended September 30, 2003 to an operating loss of $5.8 million for the nine months ended September 30, 2004. This change was due primarily to approximately $9.7 million of non-cash losses in the nine months ended September 30, 2003 related to the sale-leaseback of property and equipment, offset by closure and other related costs resulting from the consolidation of its Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana and Wood Dale, Illinois during the first three quarters of 2004, operational inefficiencies related to steel shortages and increased steel costs not passed through to customers.

Rieke Packaging Systems.    Net sales increased $6.0 million, or approximately 6.5%, to $98.1 million for the nine months ended September 30, 2004 compared to $92.1 million for the nine months ended September 30, 2003. Compared to the same period in 2003, Rieke's sales increased approximately $4.8 million due to new product sales and $3.3 million due to the favorable impact of foreign currency exchange. In addition, we estimate Rieke recovered $1 million of steel cost increases which it was able to pass through to customers. These increases were partially offset by approximately $1.4 million of revenue in 2003 from U.S Government aid programs to Afghanistan, Iraq and other countries that did not recur at the same levels in 2004. For the nine months ended September 30, 2004, Rieke also experienced a decrease in sales of dispensing products due to timing of certain customers' promotional activities.

Rieke's gross profit margin was approximately flat between years at 37.6% for the nine months ended September 30, 2004 as compared to 38.0% for the nine months ended September 30, 2003. Increased costs during the first half of 2004 associated with the startup of a new manufacturing facility in Hangzhou, China, higher costs related to the launch of eight new products in North America and increased freight, steel and resin costs approximately offset the favorable impacts of increased sales levels and currency exchange.

Rieke's selling, general and administrative costs increased $0.7 million during the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003, due primarily to higher costs related to new product launch activities, employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

Overall, Rieke's operating profit margin improved to approximately 24.6% for the nine months ended September 30, 2004 as compared with 23.7% for the nine months ended September 30, 2003, due to increased sales levels, the benefit of stronger foreign currencies and a $0.8 million non-cash loss on the sale-leaseback of machinery and equipment in the first quarter of 2003 that did not recur. These improvements were offset in part by start-up costs at our new manufacturing facility in China, higher new product launch costs, severance costs and costs related to compliance with facility health and safety requirements

Cequent Transportation Accessories.    Net sales increased $61.9 million, or approximately 18.0%, to $405.2 million for the nine months ended September 30, 2004 compared to $343.3 million for the nine months ended September 30, 2003. Of the $61.9 million increase in sales, approximately $8.4 million is attributed to currency exchange as Cequent's reported results in U.S. dollars benefited from stronger Australian and Canadian dollars. We also achieved an estimated $15.9 million in organic growth as Cequent benefited from an improved overall economic outlook and consumer sentiment, which resulted in stronger customer demand across all of Cequent's business lines, particularly in the first half of 2004. Further, approximately $24.6 million of the sales increase between years is the result of including a full nine months of activity related to HammerBlow and Highland, which were acquired in the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. In addition, we estimate that approximately $13 million of additional sales in the nine months ended September 30, 2004 was the result of recovery of steel cost increases that were passed through to customers.

Cequent's gross profits increased approximately $19.0 million to 27.6% of sales for the nine months ended September 30, 2004 compared to 27.0% of sales for the nine months ended September 30, 2003. Of this amount, approximately $12.8 million is attributed to higher sales levels compared to the year ago period and the acquisition of Bargman in January 2004. Cequent's gross profit margins (gross profits as a percentage of sales) were also positively impacted by increased sales of electrical products, improved operating efficiencies resulting from completion of the Goshen, Indiana plant consolidation in the first half of 2003 and completion of integration activities with respect to the operations of HammerBlow and Highland, partially offset by increased steel and freight costs (due to fuel surcharges) that could it could not pass to its customers. In addition, we estimate gross profit margins were approximately 150 basis points lower in the nine months ended September 30, 2004, due to higher steel costs incurred and passed through to customers on which no gross profit was earned.

Cequent's selling, general and administrative expenses increased $7.4 million during the first nine months of 2004 compared to the first nine months of 2003 primarily due to the additional fixed costs associated with the startup of Cequent's new distribution center in South Bend, Indiana and the acquisitions of HammerBlow, Highland and Bargman. Selling, general and administrative costs as a percent of sales decreased between years as the higher sales volumes more than offset these additional fixed costs.

Overall, Cequent's operating profit margin increased from approximately 10.6% for the nine months ended September 30, 2003 to approximately 12.2% for the nine months ended September 30, 2004 due principally to higher sales volumes, improved operating efficiencies and overall lower operating costs as a result of several integration and acquisition initiatives, partially offset by increased steel and freight costs not able to be passed-through to our customers.

Industrial Specialties.    Net sales during the nine months ended September 30, 2004, increased $21.2 million, or approximately 13.0%, compared to the nine months ended September 30, 2003. Of this amount, approximately $17.4 million is attributed to improved demand for our products in the commercial construction, precision tool, energy and petrochemical, general industrial and defense markets, as well as an increased focus on the national sales program during the first quarter of 2004. In addition, we estimate that approximately $4 million of the sales increase is due to recovery of steel cost increases passed through to customers, principally at Lamons and Norris Cylinder.

Gross profit margins at Industrial Specialties decreased to approximately 24.7% for the nine months ended September 30, 2004 from approximately 25.1% for the nine months ended September 30, 2003 as the steel cost increases incurred and passed through to customers on which no gross profit margin was earned more than offset the higher profit margin on the increase in sales between years.

Selling, general and administrative expenses as a percent of sales declined to approximately 13.9% in the first three quarters of 2004 from approximately 14.3% for the first three quarters of 2003. The decrease is primarily a result of branch consolidation activities at Lamons during the second and third quarters of 2003. The benefits of these lower operating costs were partially offset by $3.4 million of costs incurred during 2004 in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities with a new facility in Hackettstown, New Jersey.

Operating profit margins at Industrial Specialties increased to approximately 10.9% for the nine months ended September 30, 2004 from 7.1% for the nine months ended September 30, 2004 primarily due to the increased operating efficiencies in 2004 at Lamons, and the inclusion in the first three quarters of 2003 of approximately $6.0 million of non-cash losses associated with the sale-leaseback of equipment, all partially offset by costs in 2004 associated with the consolidation of Compac's facilities.

Fastening Systems.    Net sales for the nine months ended September 30, 2004 increased by $9.0 million, or 8.5%, compared to the nine months ended September 30, 2003 due to stronger market demand for aerospace fasteners and industrial fasteners in the off-road/construction and agricultural machinery industries. In addition, we estimate that approximately $4 million of the sales increase is due to the recovery of higher steel costs passed through to customers.

Gross profit margin at Fastening Systems declined to approximately 5.1% for the nine months ended September 30, 2004 from approximately 14.9% for the nine months ended September 30, 2003, due to operational inefficiencies resulting from the consolidation of our Lakewood, Ohio facility into our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. In addition, Fastening Systems has experienced additional operational inefficiencies due to steel shortages, which has limited the sales volumes and related cost absorption. Also, Fastening Systems has been unable to pass through all steel cost increases to the end customer and has earned no gross margin on those steel surcharges passed through to customers.

Selling, general and administrative expenses at Fastening Systems decreased by $1.9 million in the nine months ended September 30, 2004, from the nine months ended September 30, 2003 due primarily to decreases in selling and back office costs as a result of the workforce reduction and related restructuring actions taken in the second half of 2003.

Overall, operating losses at Fastening Systems declined by $2.4 million to a $5.8 million operating loss in the nine months ended September 30, 2004 as compared to an operating loss of $8.2 million in the nine months ended September 30, 2003. This change was principally attributed to the inclusion in the first three quarters of 2003 of $9.7 million of non-cash losses associated with the sale-leaseback of property and equipment, while the first three quarters of 2004 reflected closure and other costs and decreased productivity as the result of the consolidation of our Lakewood, Ohio facility into remaining operating facilities, and additional operational inefficiencies due to steel shortages and increased steel costs, partially offset in part by lower selling, general and administrative expenses.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased by $3.4 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003. The decrease is primarily due to $3.7 million of legacy restricted stock award expense in 2003 that did not recur in 2004, partially offset by an increase of compensation and other expense as a result of an increase in personnel related to establishing a stand-alone corporate office.

Interest Expense.    Interest expense increased by approximately $0.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as the result of an increase in our effective interest rate from 4.47% at September 30, 2003 to 5.28% at September 30, 2004 and higher borrowings in 2004 to fund increased capital expenditures and working capital requirements. These changes were offset in part by the timing and amount of borrowings in 2003 related to the acquisitions of HammerBlow, Highland and Fittings and cash received in sale-leaseback transactions that were completed during the first half of 2003.

Income Taxes.    The effective income tax rate for the nine months ended September 30, 2004 and 2003 was 37.0% and 30.0%, respectively. In 2004, foreign operations reported pre-tax income of approximately $28.8 million compared to a reported domestic pre-tax loss of $7.6 million. The domestic loss was primarily the result of $50.0 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies. In 2003, foreign operations reported pre-tax income of approximately $18.2 million compared to a reported domestic pre-tax loss of $25.0 million. The domestic loss was primarily the result of $49.1 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies and $18.1 million of losses incurred with respect to the sale-leaseback of domestic operating facilities and equipment.

Liquidity and Capital Resources

Cash Flows

Cash used for operating activities for the nine months ended September 30, 2004 was approximately $2.7 million as compared to cash provided by operations of $35.1 million for the nine months ended September 30, 2003. The impact of improvements in net income from operations between years was more than offset by the increased investment in working capital, primarily in Cequent's inventory levels, which were increased to support higher sales levels. The increased level of working capital also reflects the negative impact of steel costs and accelerated payments to steel suppliers.

Cash used for investing activities for the nine months ended September 30, 2004 was approximately $40.7 million as compared to $148.0 million for the prior year period. In 2004, capital spending increased approximately $17.2 million compared to the same period in 2003 due primarily to planned expenditures for our new Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment. We also completed the acquisition of Theodore Bargman Company. In 2003, the higher level of investing activities was due primarily to the funding of the HammerBlow and Highland acquisitions in first quarter 2003. We also received approximately $76.2 million in cash proceeds primarily related to sale-leaseback transactions in 2003 for which there were no comparable transactions during 2004.

Cash provided by financing activities for the nine months ended September 30, 2004 was approximately $39.8 million as compared to $23.3 million for the nine months ended September 30, 2003. During the first nine months of 2004, we incurred $50 million additional borrowings on our revolving credit facility primarily to fund capital expenditures and retire an acquisition note payable. In the same period of 2003, we received $15.2 million of net proceeds from common stock issuance and repurchase transactions and $75.0 million additional borrowings of term debt in 2003 to fund the acquisitions of HammerBlow and Highland, partially offset by the $22.7 million decrease in the Metaldyne Corporation net investment and advances due to the purchase of Fittings in 2003.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility (of which $50.0 million and $289.6 million respectively was outstanding as of September 30,

2004). Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (EBITDA over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.25 to 1.00 at September 30, 2004. The permitted leverage ratio becomes more restrictive over the life of the credit facility, declining to 5.0 to 1.00 at December 31, 2004, 4.75 to 1.00 at June 30, 2005, 4.5 to 1.00 at September 30, 2005 and 4.0 to 1.00 at December 31, 2005. We were in compliance with our covenants at September 30, 2004.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2004, we had $7.8 million outstanding under our accounts receivable facility and $40.7 million of available funding based on eligible receivables. At September 30, 2004, we also had $50.0 million outstanding under our revolving credit facility and had an additional $74.7 million potentially available after giving effect to approximately $25.3 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, only $49.0 million of borrowing capacity is available for general corporate purposes.

Principal payments required on the term loan are: $0.7 million due each calendar quarter ending through June 30, 2009, $134.0 million due on September 30, 2009 and $141.8 million due on December 31, 2009.

Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all of the assets of us and the guarantors.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8 to the accompanying unaudited financial statements. Based on current amounts outstanding, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by $3.4 million annually.

In connection with our separation from Metaldyne, we also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate amounts paid were: $4.2 million in 2002, $7.6 million in 2003 and $7.6 million in 2004. As of April 2004, our obligations associated with Metaldyne restricted stock grants have been fully paid.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2004, we had $7.8 million outstanding and $40.7 million of funding available under the facility.

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

In addition, as of September 30, 2004, we are contingently liable for stand-by letters of credit totaling $25.3 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

Impact of New Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act (the "Act") was signed into law in the United States. This law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company has concluded that the benefits provided under Company-sponsored retiree medical programs are at least actuarially equivalent to the Medicare Part D program, resulting in the Company being eligible for the basic Medicare Part D subsidy.

In May 2004, FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued to provide guidance on the accounting effects of the Act. Based upon this guidance, the Company estimates that the federal subsidy included in the law resulted in an approximate $0.4 million reduction in the post-retirement benefit obligation and will not significantly change the 2004 post-retirement expense.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2003 audited financial statements included in our 2003 annual report on Form 10-K on file with the Securities and Exchange Commission. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.0 million at September 30, 2004. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

(a)    As of September 30, 2004, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) as of September 30, 2004, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (ii) as more fully described below, taking into account the remedial measures implemented by the Company, as of November 10, 2004, notwithstanding the material weakness described in (b) below, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

(b)    In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and prior to the issuance of our financial statements for the quarter ended September 30, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. The Company determined that uninvoiced accounts payable were recorded in error as a reduction to cost of sales in the first two quarters of 2004. This error resulted in an overstatement of pre-tax income of approximately $2.1 million and $2.6 million for the three and six month periods ended June 30, 2004, respectively. The Company evaluated the materiality of the impact of the accounting error relative to the levels of operating profit, pre-tax income, net income and earnings per share as previously reported and concluded that the impact was material. As a result, the Chief Executive Officer and Chief Financial Officer chose to restate the Company's quarterly results for the periods affected by this error. Due to the control deficiencies described herein, management concluded that, although the error was limited to the Consumer Products business unit, there was a material weakness in the disclosure controls and procedures at this business unit related to the proper accounting and reporting for the matter that resulted in the restatement.

The Company has taken the following steps to strengthen its disclosure controls and procedures at its Consumer Products business unit:

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

As of November 10, 2004, we were a party to approximately 1,205 pending cases involving an aggregate of approximately 18,884 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.5 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations. However, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or future results of operations.

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

(b)    Reports on Form 8-K:

The Company issued a report on Form 8-K dated August 11, 2004, disclosing the teleconference held by the Company on August 11, 2004 reporting its financial results for the second quarter and first six months for the fiscal year 2004, and reporting the availability of the visual presentation that was used for the teleconference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: November 15, 2004	By: /s/ Benson K. Woo Benson K. Woo Chief Financial Officer and Chief Accounting Officer