Form 10-K
period 2004-12-31
TRIMAS CORP
filed 2005-03-24
CIK 842633

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

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

As of March 23, 2005, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

TRIMAS CORPORATION INDEX

Forward-Looking Statements

This report contains forward-looking statements (as that term is defined by the federal securities laws) about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate" and similar words used in this report.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve our internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2006 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarters ended March 31, 2004 and June 30, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

PART I

Item 1.    Business

We are a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. While serving diverse markets, most of our businesses share important characteristics, including leading market shares, strong brand names, established distribution networks, high operating margins, relatively low capital investment requirements, new product growth opportunities and strategic acquisition opportunities. We estimate that approximately 66% of our 2004 net sales were in markets in which we enjoy the number one or number two market position within the respective product category. In addition, we believe that in many of our businesses, we are one of only two or three manufacturers in the geographic markets where we currently compete.

Our Business Segments

We operate through four business segments, which had net sales and operating profit in 2004 as follows: Rieke Packaging Systems (net sales: $129.2 million; operating profit: $30.0 million); Cequent Transportation Accessories (net sales: $511.3 million; operating profit: $51.6 million); Industrial Specialties

(net sales: $248.7 million; operating profit; $20.2 million); and Fastening Systems (net sales: $156.0 million; operating loss: $17.4 million).

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

Our Rieke Packaging Systems brands, which include Rieke®, TOV®, EnglassTM and StolzTM, are well established and recognized in their respective markets.

•	Rieke designs and manufactures traditional industrial closure and dispensing products in North America. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs.

•	Englass, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering "know-how" is applicable to the consumer dispensing market in North America and in other regions, which we believe provide significant opportunities for growth.

•	Stolz, located in Germany, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

•	TOV, located in Italy, specializes in the lever and ring closures that are used in the European industrial market. This specialty closure system is sold into the North American Free Trade Agreement ("NAFTA") markets as well.

Rieke's Competitive Strengths

We believe Rieke benefits from the following competitive strengths:

•	Strong Research, Development and New Product Capability. We believe that Rieke's research and development capability and new product focus is a competitive advantage. For more than 75 years, Rieke's product development programs have provided innovative and proprietary product solutions, such as the ViseGrip® steel flange and plug closure, the Poly-ViseGripTM plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Rieke's emphasis upon highly engineered packaging solutions and research and development has yielded 99 active patents and 142 patents pending. Rieke has approximately 23 technical employees responsible for new product development, improving existing products and design automation equipment to assist in cost reductions, both internally and at our customers' locations. Approximately 47.2% of Rieke's 2004 net sales relate to products utilizing its patented processes or technology. In 2004, Rieke invested approximately $2.2 million in its research and development.

•	Customized Solutions that Enhance Customer Loyalty. A significant portion of Rieke's products are customized for end-users who also use Rieke's specialty tooling equipment to install the products. The installation in customer drum and pail plants of customized, patent protected, Rieke-designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, Rieke is able to support favorable pricing and generate a high degree of customer loyalty. Rieke has also been successful in bundling a variety of products at attractive pricing in an effort to create preferred supplier status. In many cases, Rieke enters into multi-year supply contracts.

•	Leading Market Positions and Global Presence. We believe that Rieke is a leading designer and manufacturer of steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Rieke maintains a global presence, reflecting its global opportunities and customer base. Its headquarters and manufacturing and technology center is located in Auburn, Indiana and it has manufacturing operations in Mexico, England, Germany, Italy and China. Rieke also maintains warehouse locations in Brazil, Australia and France. All of Rieke's manufacturing facilities have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

•	Strong Customer Relationships. Rieke benefits from long-standing relationships with many of its customers. We believe that Rieke's high level of customer recognition is due to its emphasis on product development, product quality and performance characteristics and the maintenance of high customer service standards. Rieke also provides extensive in-house design and development technical staff to provide a solution to customer requirements for closures and dispensing.

Growth Strategies

We believe Rieke has strong opportunities to grow, including:

•	New Consumer Product Applications. We believe that Rieke has significant opportunities to apply its existing highly engineered products to new consumer products and pharmaceutical applications, particularly in North America, and for new product development. Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering and content. During calendar year 2004, we introduced three major new dispensing products into various markets. The first of these products is a foamer pump or non-aerosol foamer pump for the hair and skin care markets. Most of this newly acquired business has been at the expense of our sole competitor in the marketplace. Moving forward, we expect the majority of the opportunities to shift from market share capture to market introduction. The second new offering was an airless dispenser which targets the high-viscosity face and hair care products market. Typical examples include hair gels, pastes and other styling products. Our third new product offering was a 10 ml dispenser for the food and beverage market. Key applications here are flavorings for the specialty coffee market as well as dressings, syrups, sauces and other condiments.

•	Product Cross-Selling Opportunities. Recently, Rieke began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North

American market utilizing its direct sales force. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products on a bundled basis to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke on these bundled product offerings.

•	Acquisition Opportunities. We believe Rieke has significant opportunities to grow its business through disciplined, strategic acquisitions. There are many companies participating in product and application markets that have similar product technologies and/or a common customer base. By acquiring such companies, Rieke may obtain new product technologies to be sold to its existing customers, or new customers to whom the broader Rieke product portfolio can be offered. In addition, Rieke intends to pursue any cost savings opportunities by consolidating purchasing, sales, finance and administrative functions into its existing infrastructure. At our manufacturing facility in Hamilton, Indiana, we have additional space that may absorb to a significant extent the manufacturing operations of future acquisitions.

•	Increased International Presence. Rieke will seek to increase its international manufacturing and sales presence. For example, Rieke opened a new production and assembly facility in China during the first quarter of 2004. This facility produces and assembles many of Rieke's recently introduced products and potentially its anticipated new product launches as well. This location has been selected since many of these new products have multiple components for which assembly is a major cost factor. Automation of the assembly process in certain of these products can be either technically difficult or costly. Rieke's facility in China provides it access to a skilled but significantly lower cost labor market for assembly operations. In addition, Rieke believes there is a growing market in the Far East for its products and many multi-national customers require product availability throughout the world, including in the Asian market.

Marketing, Customers and Distribution

As of December 31, 2004, Rieke employed approximately 27 salespeople throughout the world. Approximately 24 of these employees are located in the NAFTA and European regions. Rieke also uses third party agents and distributors in key geographic markets, including Europe, South America and Asia. Approximately 89.4% of Rieke's net sales are originated by its employee sales force.

Rieke and its agents and distributors primarily distribute directly to container manufacturers and to users or fillers of Rieke's containers. Rieke's point of sale may be to a container manufacturer; however, via a "pull through" strategy, Rieke will call on the container user or filler and suggest that it specify that a Rieke product be used on its container.

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

Rieke's primary customers include Coca-Cola, Diversey, Dow Chemical, BASF, Chevron, Go-Jo, Sherwin-Williams, Pepsi, Proctor & Gamble, Valvoline, Bayer/Monsanto, DuPont, Schering Plough, Pharmacia, Shell Oil and major container manufacturers around the world. In 2004, major customers also include Starbucks, Alberto Culver, Nestles and San Tropez. Rieke maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

Manufacturing

Rieke's manufacturing facilities are located in Auburn, Indiana; Hamilton, Indiana; Mexico City, Mexico; Leicester, England; Neunkirchen, Germany; Valmadrera, Italy; and Hangzhou, China. The steel closure and dispensing production takes place at the Auburn, Indiana and Valmadrera, Italy sites. The remaining production sites are plastic injection molding and assembly locations only. At Auburn, Indiana, there is plastic molding machinery. Our technology center equipment and product design, research and automation equipment is located in Auburn, Indiana.

Rieke's steel closure and dispensing facilities include medium tonnage stamping machines using progressive dies. Ancillary production equipment includes high-speed internally designed automation equipment, paint and coating equipment and plating facilities.

Rieke's injection molded plastic manufacturing sites use a variety of resins including polyethylene, polypropylene and nylon raw materials. Injection molding machines range from 75 to 1,000 tons in size. There are approximately 120 injection-molding machines at these locations. Additionally, there is high-speed equipment at all locations except our China facility. This equipment is used to assemble multiple components into a finished product. Components of a finished product can range from two components to in excess of ten components.

Rieke also has equipment for pad printing on injection-molded products. Printing is desired by customers who want their company logos or other design work displayed on the closure or dispenser.

We maintain warehouse locations in Brazil, Australia and France to facilitate the sale and distribution of products. The manufacturing facilities ship directly to the warehouses where inventory is held for distribution. In Canada, Brazil and Singapore, we use distributors to deliver products to customers.

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

In the European market, our industrial steel closure product lines compete with Greif Closure Systems and Technocraft. The industrial plastic 55-gallon drum closure lines compete with Greif and Mauser. The Rieke® 5-gallon container closure products compete with those of Greif and Bericap. Rieke's ring and lever products compete with those of Berger and Technocraft. Rieke's dispensing products compete with those of Jaycare, Calmar, WIKO and Airspray.

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

Cequent's brands and main product categories are sold through a wide range of channels and are described below:

•	The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, ball mounts, draw bars, gooseneck hitches, fifth-wheel hitches, weight distribution systems, brake controls, wiring harnesses and T-connectors serving the automotive independent installer and automotive and recreational vehicle distributor channels. Similar products are sold to the retail channel under the Reese Towpower and Reese Outfitter brands, while Hayman-ReeseTM is our towing products brand in Australia and is sold into the automotive aftermarket.

•	The Fulton® and Bulldog® brands represent trailer products and accessories, such as jacks, winches, couplers, trailer wiring, converters, ramps and fenders. These brands are sold through independent installers, trailer original equipment manufacturers, or OEMs, and distributor channels serving the marine, agricultural, industrial and horse/livestock markets.

•	The Tekonsha® brand is a recognized name in brake controls and related brake components. These products are sold through automotive, recreational vehicle and agricultural distributors and automotive OEMs.

•	The Bargman® and Wesbar® brands are recognized names for recreational vehicle and marine lighting, respectively. Bargman®-branded products include interior and exterior recreational vehicle lighting products and accessories, such as license plate lights and brackets, porch and utility lights, assist bars, door locks and latches, and access doors, while Wesbar® - branded products include submersible and utility trailer lighting. These brands and products are sold through independent installers, trailer and recreational vehicle OEMs and wholesale distributors, and marine retail specialty channels.

•	Highland! The Pro's Brand® and ROLATM comprise our brand presence in the cargo management product category. Cargo management products include bike racks, cargo carriers, luggage boxes, tie-downs and soft travel-cargo carriers which are sold through independent installers, wholesale distributors and retail channels.

Competitive Strengths

We believe Cequent benefits from several important competitive strengths, including:

•	Leading Market Position. Cequent primarily competes in highly fragmented niche markets where no single competitor possesses a comparable breadth of product and distribution. We believe that we are one of the leading designers and manufacturers of aftermarket products to outfit and accessorize light trucks, cross-over utility vehicles (CUV's), SUV's, recreational vehicles and passenger cars, and trailers for both recreational and commercial use. We believe Cequent is one of the largest suppliers of towing and trailer products to its primary channels, including the independent installer and wholesale distributor channels, mass merchants such as Wal-Mart, Lowe's, and Home Depot, specialty auto retailers such as Pep Boys, Advanced Auto, AutoZone and CSK Auto, and the recreational vehicle aftermarket and RV OEMs.

•	Strong Brand Names. We believe Cequent's brands include many of the leading names in its industry. Cequent's brand portfolio includes such well established names as Reese®, Draw-Tite®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland! The Pro's Brand®, Fulton®, Wesbar®, ROLATM, Hayman-ReeseTM and Bargman®. We believe that such recognized brands provide Cequent with a significant competitive advantage. Cequent has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names.

•	Diverse Product Portfolio. Cequent benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Cequent is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of "accessory" products. Its electrical product offerings feature a broad range of lighting components including incandescent, LED, halogen and fluorescent lighting, T-connectors and wiring harnesses. It also offers a range of braking products, timed, inertial, electrical, and proportional brake controls for automotive applications and related brake components. Its trailer product portfolio includes winches, jacks, couplers, fenders, wheel protection, trailer brakes and ramps. In addition, Cequent offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

•	Multiple Distribution Channels. Cequent utilizes several distribution channels for its sales, including mass merchants, specialty retailers, independent wholesale distributors, independent installers and trailer OEMs. In 2004, approximately 37% of Cequent's products were sold through a highly fragmented installer and distributor channel composed primarily of single proprietor businesses. Mass retailers accounted for approximately 26% of Cequent's sales, and traditional recreational vehicle distributors accounted for approximately 18% of Cequent's sales in 2004. Trailer OEMs, which also represent a highly fragmented industry, accounted for approximately 14% of Cequent's sales in 2004. The remainder of Cequent's sales was through other retail and OE distribution channels.

•	Vertically Integrated Manufacturing Capability. As a result of significant restructuring activity completed over the last two years, Cequent has a relatively efficient and vertically integrated manufacturing capability. With respect to towing products, Cequent consolidated the manufacturing of Reese® and Draw-Tite® - branded products into a single facility in Goshen, Indiana, which significantly enhanced process capability in forming, stamping and painting applications. Cequent also consolidated the manufacturing of its trailering products at the former HammerBlow Wausau, Wisconsin facility into the Mosinee, Wisconsin facility. Cequent's customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for 10 to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, "quick change" manufacturing culture and system. Cequent's plants are vertically integrated to receive raw materials and convert them to finished products through three major steps: first, stamping and related methods of forming, cutting, punching, boring and prepping, followed by welding and assembly of components and lastly, cleaning, coating, painting and inspection of finished products. Cequent has in-house wiring harness design and manufacturing capability, one of the industry's largest research and development facilities for both testing and design, and a "hub and spoke" distribution system with capability to meet delivery requirements specified by our customers.

Growth Opportunities

We believe that Cequent has significant opportunities to grow through new product introductions, cross selling products across channels, providing bundled product solutions and capitalizing on cost saving opportunities.

•	New Product Introductions. Cequent has developed and successfully launched new products in the past and presently is developing a range of product innovations. In towing, new products include new fifth-wheel hitch designs, bike racks, soft pack roof racks and a range of cargo management and point of purchase accessories. Cequent has patents pending on products called Signature SeriesTM fifth wheel and slider, Interlock ball mount and related towing and vehicle accessories. In trailer-related products, new introductions include pivot tongue couplers, metal ramps, heavy-duty jacks and winches and electrical products, such as digital brake controls, LED lighting and electrical accessories. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

•	Cross Selling Products Across Distribution Channels. We believe that Cequent has significant opportunities to introduce products into new channels that traditionally concentrated in other channels. For example, the Cequent retail channel now offers a range of trailer products and accessories, including ramps that have traditionally been available in the trailer distributor and OE channels, as well as providing hitches traditionally offered through the independent installer channel. Similarly, Cequent's installer channel is selling Highland branded tie downs, stretch cords, floor mats and splash guards, which were previously only available through the retail channel. Cequent has also developed strategies to introduce its products into new channels, including the Asian manufacturer "port of entry" market, the retail sporting goods market and select international markets.

•	Provide Bundled Cargo Management Solutions. As a result of Cequent's broad product portfolio, it is well positioned to provide customers with bundled solutions for towing, trailering and cargo management needs. Due to Cequent's product breadth and depth, we believe it can provide customers with compelling value propositions with superior features and convenience. In many cases, Cequent can offer a more competitive price through bundling than would be available by purchasing underlying components separately. We believe this merchandising strategy also enhances Cequent's ability to compete with competitors who have narrower product lines and are unable to provide "one stop shopping" to customers.

•	Capitalize on Cost Savings Opportunities. During 2003, Cequent made two significant acquisitions, HammerBlow Towing Systems and Highland Group Industries. These acquisitions continue to provide Cequent with opportunities to grow revenue and reduce cost. With respect to revenue growth, the Highland acquisition significantly extended Cequent's retail product portfolio and enhanced its ability to operate as a "category manager" for retail customers. The HammerBlow acquisition expanded Cequent's product line and extended its market reach to include agricultural, horse and livestock segments and brings a leadership position in braking products for the trailer and RV segment. Opportunities for cost savings, which include the consolidation of manufacturing and distribution, rationalization of administrative and sales organizations and combined purchasing initiatives, are summarized under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing, Customers and Distribution

As of December 31, 2004, Cequent employed 78 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, Cequent has 51 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. Cequent's products are distributed through a variety of channels. Cequent employs a dedicated sales force in each of the primary channels, including the retail, national accounts, automotive and recreational vehicle OEMs, installer/distributor, trailer OEM and trailer aftermarket/distributor channels. In the fourth quarter of 2003, Cequent invested in a 225,000 square foot distribution "center of excellence" located in South Bend, Indiana. This facility has been designed to be a scaleable operation to support multiple distribution channels and future growth. Cequent's South Bend distribution center will initially support the retail channel and act as a regional distribution center, as well as a hub to replenish inventory in the other regional distribution centers located throughout the U.S. and Canada.

Cequent's products are distributed through a variety of channels. These channels include installer/distributor (automotive, recreational vehicle and trailer), OEMs (automotive, recreational vehicle, and trailer), and retail channels (i.e., mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). For example, the towing products group principally distributes to approximately 50 independent distributors and 4,000 independent installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. In addition, 450 of towing products' customers position Draw-Tite® and Reese® branded traditional towing products as an exclusive or preferred line, while the Reese® branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Cequent is well represented in retail stores through mass merchants, such as Wal-Mart, hardware home centers such as Lowe's, and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone and CSK Auto.

Approximately 37% of Cequent's products are sold through its installer and distributor channels. Traditional recreational vehicle distributors account for approximately 18% of Cequent's sales. Trailer OEMs account for approximately 14% of Cequent's sales. Mass retailers account for approximately 26% of Cequent's sales, with the remainder of Cequent's business in other retail and OEM distribution. Cequent's Fulton®-, Bulldog®- and Wesbar®-branded trailer and related accessory products are sold directly to major trailer OEMs, recreational vehicle distributors, as well as mass retailers. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. Cequent relies upon strong historical relationships, significant brand heritage and its broad product offering to bolster its trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft and large commercial-industrial trailer users, as well as horse and stock trailering customers.

In the fourth quarter 2004, Cequent reorganized its electrical products business unit and trailer products business unit into a newly formed business unit: Cequent Commercial. Cequent Commercial is the "center of excellence" for service and value into the marine, agricultural, industrial, horse/livestock trailer and recreational vehicle markets. This reorganization optimizes Cequent's deployment of sales, marketing, brand management, product management and distribution functions that currently serve the broad-based trailer aftermarket and OEM market segments. The combination of these two business units advances Cequent towards a single customer interface to more effectively provide an integrated solution and better synchronize its tremendous product breadth and depth and outstanding service performance for its customers, while also capitalizing on additional economies of scale. Moreover, this reorganization will enable further refinement of business processes to increase organizational flexibility and allow Cequent Commercial to meet the dynamic business needs of the customer and the evolving demands of several diverse market segments.

Manufacturing

We began an integration and consolidation project in late 2002, combining Cequent's towing products' Canton, Michigan and Elkhart, Indiana manufacturing facilities, and a southeast Michigan warehouse into a single, approximately 350,000 square foot efficient flow manufacturing and master warehouse center in Goshen, Indiana. The consolidation of these facilities was completed in the first quarter of 2003. With the HammerBlow and Highland acquisitions in early 2003, we continued to streamline our manufacturing and warehousing processes to exploit beneficial economies of scale. In the third quarter of 2003, Cequent completed the consolidation of the Sheridan, Arkansas towing products manufacturing facility, acquired in the HammerBlow transaction, into the Goshen, Indiana facility. In 2004, actions were initiated to close Cequent's Concord, Ontario 22,000 square-foot distribution and customer service center and consolidate the Oakville, Ontario 73,000 square-foot manufacturing facility into the Goshen, Indiana and Huntsville, Ontario facilities. Coincident with these moves, Oakville becomes Cequent's Canadian distribution center and customer service hub. The manufacturing consolidation was completed in the fourth quarter of 2004, Completion of the Oakville distribution and customer-service consolidation is slated for the second quarter of 2005.

Cequent's 190,000 square-foot Mosinee, Wisconsin facility contains a wide range of manufacturing, distribution and research and development capabilities. Major processes at this facility include metal stamping (up to 800 ton press capacity), a steel tube mill, thread rolling and riveting, high-volume welding and assembly, significant in-house mechanical and electrical engineering capabilities and in-house tool, die and equipment maintenance capabilities. We believe these capabilities provide it with strategic cost advantages relative to our competition. In 2001, Cequent implemented the first phase of a cost savings plan by consolidating Wesbar's West Bend, Wisconsin trailer components' selling and administrative functions and all production activities into the Mosinee, Wisconsin facility. The second phase of this cost savings plan was the consolidation, in the fourth quarter of 2002, of the remaining production of Wesbar electrical trailer products, previously in Peru, Indiana, into our Reynosa, Mexico facility. During the first half of 2004, Cequent also completed the consolidation of the Wausau, Wisconsin trailering products manufacturing facility, acquired in the HammerBlow transaction, into the Mosinee, Wisconsin facility.

The acquisition of HammerBlow's Juarez, Mexico facility provided Cequent with a world-class, low-cost facility, enabling optimization of trailer products' entire manufacturing system. Juarez is a key component in the post-acquisition consolidation of the trailer products manufacturing system, enabling the migration of higher labor content products currently produced in Mosinee, Wisconsin to the lower cost labor environment in Juarez, Mexico.

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

Cequent employs 83 engineers and invests approximately 2.0% of its revenue in engineering resources and product development. Cequent conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation-equipped trailers and towing vehicles. Product testing programs are intended to continuously maintain and improve product reliability, and to reduce manufacturing costs.

Cequent's Australian facilities in Melbourne, Sydney and Brisbane, Australia contain manufacturing, engineering, design and research and development capabilities. Cequent manufactures, markets and distributes products throughout the Australian region as Hayman Reese®-branded towing products and towing accessories, and ROLATM-branded roof racks and roof rack accessories to the aftermarket and automotive OEM channels. In the fourth quarter 2004, to improve customer support and execution in the OE and aftermarket segments, Cequent Australia initiated a reorganization effort to consolidate three operating units into two separate customer focused business units: Cequent and TriMotive. Each unit has dedicated sales, engineering, manufacturing and logistic functions. Cequent's aftermarket segment includes installers, distributors and retailers. The TriMotive automotive OE segment includes a wide array of global automotive customers, including Ford, Toyota and GM Holden. The creation of these two distinct business units better focuses resources to improve services and delivery to the customer and will enhance organizational flexibility to meet the dynamic, yet distinct, business requirements of the aftermarket and OE segments. This new organization also provides a platform for the pursuit of future business and additional economies of scale.

Cequent's raw material costs represent approximately 44.5% of its net sales. Steel is Cequent's single largest commodity and is used in the majority of its products and is delivered to Cequent's plants on a just-in-time basis from service centers. See "Materials and Supply Arrangements".

Competition

We believe that Cequent is one of the largest North American manufacturers and distributors of towing systems, trailer and electrical products. The competitive environment for towing and trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various products that Cequent offers, only a few competitors maintain a significant or number-one market share in more than one specific product category. By comparison, Cequent competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. Cequent's most significant competitors in towing products include Valley Automotive (AAS), Putnam Hitch Products and Curt Manufacturing. Cequent's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of Cequent's broad trailer products portfolio. Cequent's competitors for electrical products include Hopkins Manufacturing, Peterson Industries, Optronics, Grote and Hayes-Lemmerz, though each is positioned in a niche product line, as opposed to Cequent's broad product array in the electrical product category. The retail channel presents a different set of competitors that are typically not seen in our installer and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell and Axius. As Cequent grows in the cargo management product category a different set of competitors exist. These competitors include Thule, Yakima and Sportrack.

Industrial Specialties

Our Industrial Specialties segment companies design and manufacture a range of industrial products for use in diverse niche markets, including construction, commercial, energy, medical and defense. Such products include precision tools, gaskets, cylinders, steel munitions casings, pressure sensitive tape and vapor barrier facings, and specialized engines. In general, these products are highly engineered, customer-specific items that are sold into niche markets with few competitors. These products are manufactured under several names, including CompacTM, Lamons® Gasket, Norris Cylinder, Arrow® Engine, NI Industries, Keo® Cutters, Richards Micro-Tool, Cutting Edge Technologies and Reska Spline Products and, where useful, Industrial Specialties seeks to maintain the names for customer brand recognition.

Compac.    Compac manufactures flame-retardant facings and jacketings and insulation tapes used in conjunction with fiberglass insulation as vapor retarders. These products are principally used for commercial, residential and industrial construction applications, and are sold to major manufacturers of fiberglass insulation. Compac's product line also includes pressure-sensitive specialty tape products that are marketed to insulation manufacturers, as well as to numerous other customers. Pressure-sensitive products for the insulation industry are utilized for sealing pipe jacketing, ducts and fiberglass wrappings to increase the efficiency and cost effectiveness of heating and cooling installations. Combined with facing and jacketing products, pressure-sensitive specialty tapes enable us to offer customers a complete systems approach to insulation installation. Utilizing existing pressure-sensitive adhesive technologies, Compac continues to develop new product programs to expand its pressure-sensitive product positions into sub-segments of existing markets, including the electronics and transportation industries.

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

Norris Cylinder.    Norris is one of the few North American manufacturers that provides a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris' large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Other products Norris produces include seamless low-pressure chlorine cylinders and ASME-approved accumulator cylinders primarily used for storing breathing air and nitrogen. Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups as well as equipment manufacturers.

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

NI Industries.    NI Industries manufactures large diameter shell casings provided to the United States government and rocket launchers sold to foreign defense markets. We believe that NI Industries is a leading manufacturer in its product markets, due in part to its capabilities in the entire metal forming process from the acquisition of raw material to the design and fabrication of the final product. This gives NI Industries the flexibility and capacity to fully address the varied requirements of the munitions industry. The ability to form alloyed metals into the complex configurations needed to meet precise specifications in producing quality parts is a strength of this business. We believe that NI Industries is the only manufacturer in North America currently making deep drawn steel cartridge cases. NI Industries has the capability to manufacture mortar shells and projectiles as well as rocket and missile casings using both hot and cold forming methods. It also has a highly automated line capable of producing grenade bodies for the recently-improved design of munitions including the extended and guided multiple launch rocket systems.

Growth Opportunities

The businesses comprising the Industrial Specialties segment have opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities to reduce costs, as well as through strategic acquisitions.

•	Introduction of New Products. The Industrial Specialties segment has a history of successfully creating and introducing new products to drive growth and there are currently several significant new product initiatives underway. Compac has recently developed a new asphalt coating product to add to its existing line of products and has secured significant long term contracts that now absorb the majority of the machine capacity. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by Caterpillar, Waukesha, Ajax and Gemini. Norris has recently developed a lightweight, high volume acetylene cylinder for trailer applications. Precision Tool Company is developing new products for use in the medical tool market.

•	Entry into New Markets and Development of New Customers. The Industrial Specialties segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from India and China, and plans to enter markets in Asia and South America. Compac has recently entered the residential construction market with its asphalt coated product and has attracted major new customers for its pressure sensitive tape products, including 3M and automotive suppliers. Arrow Engine is also expanding the markets it serves, with growth plans to enter markets in Russia, Eastern Europe, Asia and Africa. Precision Tool Company is expanding its offerings in the market for medical tools.

•	Capitalize on Cost Savings Opportunities. As the businesses in the Industrial Specialties segment expand and develop, we believe that there will be opportunities to reduce their cost structures by consolidating and streamlining manufacturing, overhead and administrative functions. Over the last three years, several businesses in the Industrial Specialties segment have undergone cost restructuring initiatives to further enhance profitability. This activity is ongoing, and several new projects are underway. Lamons completed a major initiative to close several facilities and to consolidate several manufacturing, distribution, back office and sales functions into its Houston, Texas headquarters. Lamons' 12 gasket products manufacturing sites were consolidated by moving a significantly higher share of manufacturing to our newly built, technologically-advanced gasket manufacturing facility in Houston, Texas and eliminating duplicative infrastructure activities. As a result of this consolidation, we believe that Lamons will continue to generate significant savings from the rationalization of inefficient operations and the shift to centralized manufacturing using current information technology systems and third-party logistics vendors to provide parts just-in-time to customers. Compac has facilitized a state-of-the-art manufacturing facility in Hackettstown, New Jersey and combined two operating facilities into one facility with a resulting gain of efficiency and cost reduction. This new facility became fully operational during the third quarter of 2004.

•	Strategic Acquisitions. The Industrial Specialties segment has significant opportunities to expand its businesses with selected strategic acquisitions. The markets served by this group tend to have relatively few competitors. As a result, strategic "bolt-on" acquisitions, with the acquirer buying and consolidating another industry participant, are often available. Such "bolt-on" acquisitions can be very accretive to the buyer as a result of the relatively low

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

Marketing, Customers and Distribution

The customers of our Industrial Specialties segment are within several industries, primarily construction, commercial, defense, energy and medical. Given the niche nature of many of our products, our Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. In many of the markets this group serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airgas, Hanover, Universal Compression, BPAmoco, ExxonMobil, Owens Corning, Knauf, Medtronic, Dow, Certainteed, Praxair and Air Liquide.

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

Competition

This segment's primary competitors include Garlock (EnPro) and Flexitallic in gaskets; Texsteam, Williams Pumps and Continental Engine Line in engines; Harsco and Worthington in cylinders; 3M MACtac, Venture and Scapa in pressure sensitive tapes; Johns Manville in asphalt coated paper; Lamtec in vapor retarders; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. This segment's units supply highly engineered, non-commodity, customer specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty and supplement low-cost, know-how based manufacturing skills in each business's overall competitive advantage equation.

Fastening Systems

Fastening Systems manufactures a wide range of engineered fasteners utilized by thousands of end-users in diverse markets such as agricultural, construction and transportation equipment, and fabricated metal products, commercial and industrial maintenance and aerospace. Lake Erie Products and Monogram Aerospace Fasteners comprise Fastening Systems. Lake Erie Products is the product of four merged industrial fastener operations that had been historically operated as separate businesses. Lake Erie Products is a manufacturer of both standard and custom-designed ferrous, nonferrous and special alloy fasteners, tube nuts and fittings to automotive, commercial and industrial markets. This segment also provides metal treating services for manufacturers of fasteners and similar products out of its Lakewood, Ohio facility. In 2003, the operations from the Fittings acquisition were combined with Lake Erie Products. The Fittings acquisition augmented the manufacturing and commercial reach of Lake Erie Products by adding world-class manufacturing capabilities, engineering skills and additional product offerings at its Livonia, Michigan facility.

Lake Erie Products offers its customers a wide-range of fastener manufacturing and finishing capabilities. Lake Erie Products specializes in manufacturing both standard and custom-designed large diameter fasteners, generally in sizes up to 1¼ inches in its Frankfort manufacturing facility and manufactures tube nuts and fittings at its Livonia facility. Lake Erie Products manufactures both ferrous and nonferrous standard and specialty-designed small diameter fasteners, generally in sizes of 5/8 inches and smaller, in its Wood Dale, Illinois facility.

Monogram is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial and military aircraft construction and assembly. Monogram currently has 25 active patents worldwide. Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is provided to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok® and Composi-Lok®II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

Growth Opportunities

Both Lake Erie Products and Monogram have significant opportunities to grow through new product introductions at Monogram, increased focus on high value-added products at Lake Erie Products and capitalizing on restructuring activities at Lake Erie Products.

•	New Product Introductions at Monogram. Monogram has a history of developing new products and applications in its marketplace. For instance, Monogram developed the OSI-Bolt® fastener, the first aerospace blind fastener approved to replace traditional two piece fasteners in certain applications on the primary aircraft structure. Monogram is working with current customers on improving the OSI-Bolt® fastener to reduce weight and cost attributes and is in the process of introducing its new TI-OSITM bolt, which will use a titanium alloy to further reduce weight and lower application cost.

•	Refocus Lake Erie Products' Production on High Value-Added Products. Lake Erie Products' strategy is to focus on niche markets that require high value-added products for critical applications. Lake Erie Products recently made investments that expanded its in-house heat treating and plating processes to improve control over quality and to reduce lead times and material handling. Additionally, it continues to expand its tertiary processing resulting from customers' increasing needs for longer-lived products, improved adhesion properties, improved aesthetics and other requirements.

•	Develop Sourcing at Lake Erie Products and Become Full Service Provider. Lake Erie Products is positioning itself as a full service organization by having in-house capability to produce highly engineered, high value-added products and by supplementing this capability with a broad sourcing program enabling it to acquire a variety of commodity oriented fastener products at low global prices. We believe by complementing Lake Erie Products' own manufacturing capabilities with the ability to cost competitively source and stock certain commodity items, Lake Erie Products is in a position to offer a full, integrated product line to its industrial customers. We believe that this emphasis on design, engineering and complete product line offering, coupled with an ability to provide just-in-time delivery, will position Lake Erie Products to capitalize on current market trends and achieve its growth objectives.

Marketing, Customers and Distribution

Lake Erie Products' and Monogram's fasteners are sold through their own sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Lake Erie Products sells its products to distributors and manufacturers in the agricultural, transportation, construction, fabricated metal products, and commercial and industrial maintenance markets. Lake Erie Products manufactures private brand products for the equipment maintenance aftermarket, supplying national and regional private brand distributor organizations.

Monogram's products are sold to manufacturers and distributors within the commercial and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products.

Customers of the Fastening Systems segment include Airbus, Boeing, Stork-Fokker, Honeywell, Dana, American Axle, Caterpillar and John Deere.

Manufacturing

During the fourth quarter of 2004, Fastening Systems completed the restructuring of its Lake Erie Products manufacturing operations, which reduced excess capacity and eliminated its sub-optimal Lakewood, Ohio manufacturing facility. The Lakewood, Ohio facility continues to perform raw material processing. With the completion of the restructuring, cold-heading operations are now performed in its Frankfort, Indiana and Wood Dale, Illinois facilities. The Frankfort, Indiana facility is the center of our processing functions for our large and small diameter fasteners, including heat-treating and plating and other tertiary processes. Lake Erie Products also uses the Frankfort facility as the "pick and pack" shipping, distribution and warehouse location, effectively eliminating these functions elsewhere. Executive management has been consolidated in Frankfort for all Lake Erie Products operations.

Monogram manufactures and assembles highly engineered specialty fasteners for the domestic and international aerospace industry in its Commerce, California facility.

Competition

This segment's primary competitors include Fontana, Nucor, Infasco, Federal Screw Works, Huck Fasteners (Alcoa), and SPS Technologies in industrial fasteners; H&L (Chicago Rivet) in tube nuts and fittings; and TAF (Textron) and Fairchild Fasteners (Alcoa) in aerospace fasteners. We believe that Monogram is a leader in the blind bolt market having in excess of 50% of the market in all blind fastener product categories in which they compete.

Materials and Supply Arrangements

We are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers.

TriMas and Metaldyne Corporation ("Metaldyne"), our former parent corporation, have agreed to cooperate in mutual sourcing agreements for certain natural gas energy requirements which should continue to provide benefits to both parties. Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

Steel is purchased primarily from steel mills and service centers with pricing contracts in the three to six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. We have seen large increases in steel pricing during 2004, as well as disruptions in supply. If these trends continue, we could be exposed to reduced operating profit margins depending on market conditions and customer price recovery. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. For most polyethylene purchases, we will negotiate the effective date of any upward pricing (usually 60 days). While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced and we believe will continue to experience sharp increases in the costs of these raw materials.

Employees and Labor Relations

As of December 31, 2004, we employed approximately 5,200 people, of which approximately 20% were unionized and approximately 20% were located outside the United States. We currently have union contracts covering 13 facilities worldwide, 10 of which are in the United States. We are currently negotiating first contracts at three of the 10 United States facilities, which include: Goshen, Indiana, Wood Dale, Illinois and Longview, Texas. Employee relations have generally been satisfactory. We cannot predict the impact of any further unionization of our workplace.

Seasonality; Backlog

Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business.

Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. We have been named as potentially responsible parties under CERCLA, the federal Superfund law, or similar state laws at several sites requiring cleanup. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. See Item 3, "Legal Proceedings" below. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-

leaseback transactions for which we have provided environmental indemnities to the lessor.

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

Intangibles and Other Assets

Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $304.9 million at December 31, 2004, net of accumulated amortization. We utilized an independent valuation firm to assist us in valuing our intangible assets. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

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

Trademarks and Trade Names — Each of our operating groups designs and manufactures products for niche markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland The Pro's Brand®, Fulton®, Wesbar®, Lake Erie ScrewTM, Visu-Lok®, Poly-ViseGripTM and FlexSpout®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

Technology — We hold a number of United States and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies, particularly within Rieke Packaging Systems and Cequent Transportation Accessories. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from five to thirty years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of 20 years in the United States. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

Quarterly, or as conditions may warrant, we assess whether the value of our identified intangibles has been impaired. Factors considered in performing this assessment include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitor activities and other economic factors. We continue to invest in maintaining customer relationships, trademarks and trade names, and the design, development and testing of proprietary technologies that we believe will set our products apart from those of our competitors.

International Operations

Approximately 18.2% of our net sales for the fiscal year ended December 31, 2004 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through acquisitions. In addition, approximately 15.2% of our operating net assets as of December 31, 2004 were located outside of the United States. We operate manufacturing facilities in Australia, Canada, China, England, Germany, Italy, Mexico and the United Kingdom. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories, roof rack systems and other accessories for the caravan market, with approximately 230 employees. Our Canadian operations, with approximately 260 employees, include the production and distribution of towing products through Cequent, distribution of closures and dispensing products through Rieke's U.S. operations, and the manufacturing and distribution of gaskets produced in one gasket facility within the Industrial Specialties segment. Rieke's China operations produce consumer dispensing products in one facility. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 80 employees. Englass produces specialty sprayers, pumps and related products in one facility in the U.K. TOV, a manufacturer of specialty steel industrial container closures, operates in one location in Italy. In Germany, Stolz has one facility that manufactures a wide variety of closures for industrial packaging markets. In Mexico, we conduct contract manufacturing of Cequent's electrical products and accessories, as well as metal fabrication. Additionally, Rieke's Mexico City operations produce plastic drum closures and dispensing products in one factory. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 18, "Segment Information," to the audited financial statements for the years ended December 31, 2002, 2003 and 2004 included in this report.

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

Item 2.    Properties

Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2005 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland Industrial Partners ("Heartland") and subsequently amended in March 2004 extending the term to January 2010. See Item 13, "Certain Relationships and Related Party Transactions." Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

The following list sets forth the location of our principal owned and leased manufacturing and other facilities and identifies the principal operating segment utilizing such facilities. Multiple references to the same location denote separate facilities or multiple activities in that location.

Rieke Packaging Systems	Cequent Transportation Accessories	Industrial Specialties	Fastening Systems
United States:	United States:	United States:	United States:
Indiana:	Indiana:	California:	California:
Auburn	Albion	Riverbank(2)	Commerce(1)
Hamilton(1)	Elkhart	Vernon	Illinois:
	Goshen(1)	Massachusetts:	Wood Dale(1)
International:	South Bend(1)	Plymouth(1)	Indiana:
Germany:	Michigan:	Michigan:	Frankfort(1)
Neunkirchen	Tekonsha(1)	Warren(1)	Michigan:
Italy:	Plymouth(1)	New Jersey:	Livonia(1)
Valmadrera	Pennsylvania:	Edison(1)	Ohio:
Mexico:	Sheffield	Hackettstown(1)	Lakewood
Mexico City	Wisconsin:	Netcong
United Kingdom:	Mosinee(1)	Oklahoma:
Leicester	Wausau	Tulsa
China:	Schofield	Texas:
Hangzhou(1)	Ohio:	Houston(1)
	Solon(1)	Longview

	International:	International:
	Australia:	Canada:
	Dandenmong, Victoria	Fort Erie, Ontario(1)
	Regents Park,	Sarnia, Ontario(1)
New South Wales(1)
Wakerley,
Queensland(1)
Canada:
Huntsville, Ontario
Oakville, Ontario
Mexico:
Juarez(1)
Reynosa

(1)	Represents a leased facility. All such leases are operating leases.

(2)	Owned by the U.S. Government and operated by our NI Industries business under a facility maintenance contract.

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

Item 3.    Legal Proceedings

A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up costs will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While, based upon our present knowledge and subject to future legal and factual developments, we do not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

As of March 3, 2005, we were a party to approximately 1,381 pending cases involving an aggregate of approximately 18,779 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.7 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position or future results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No trading market for the Company's common stock exists. We did not pay dividends in 2003 or 2004. Our current policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this report.

As of March 23, 2005, there were 9 holders of record of our common stock.

Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial data for the five years ended December 31, 2004. The financial data for the fiscal years ended December 31, 2004, 2003 and 2002 have been derived from our audited financial statements and notes to those financial statements included elsewhere in this report (except for our audited consolidated balance sheet for the year ended December 31, 2002, which is not included elsewhere in this report). The financial statements for the years ended December 31, 2004 and 2003 have been audited by KPMG LLP, and the financial statements for the years ended December 31, 2002 and 2001 have been audited by PricewaterhouseCoopers LLP. Our financial statements for the year ended December 31, 2001 are not included elsewhere in this report. The financial data for the fiscal year ended December 31, 2000 was derived from our historical financial statements, as revised for the acquisition of Fittings, which financial statements are not included elsewhere in this report.

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

	Post-Acquisition Basis					Pre- Acquisition Basis
	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	11/28/2000- 12/31/2000	1/1/2000- 11/27/2000
Statement of Operations Data:	(dollars in thousands except share data)
Net sales	$1,045,160	$905,400	$750,250	$748,400	$51,600	$758,920
Cost of sales	793,750	673,430	555,660	546,960	37,870	540,110
Gross profit	251,410	231,970	194,590	201,440	13,730	218,810
Selling, general and administrative	177,610	175,520	124,980	132,740	13,360	122,820
Loss on dispositions of property and equipment	790	20,110	1,800	1,400	330	70
Impairment of assets	10,650	—	—	—	—	—
Impairment of goodwill	—	7,600	—	—	—	—
Operating profit	62,360	28,740	67,810	67,300	40	95,920
Net income (loss) (1)	(2,190)	(30,930)	(34,760)	(11,170)	(4,610)	21,450
Per Share Data:
Basic:
Loss per share	$(0.11)	$(1.54)
Weighted average shares	20,010,000	20,047,090
Diluted:
Loss per share	$(0.11)	$(1.54)
Weighted average shares	20,010,000	20,047,090
Other Financial Data:
Depreciation and amortization	$44,510	$54,850	$39,720	$54,730	$4,490	$39,240
Capital expenditures	42,990	31,690	33,990	19,090	3,260	21,490
Statement of Cash Flows Data:
Cash flow provided by (used for):
operating activities	$42,620	$41,360	$(22,000)	$78,710	$18,950	$111,740
investing activities	(46,840)	(161,280)	(39,090)	(13,020)	(5,730)	(38,560)
financing activities	530	26,260	157,750	(68,970)	(12,600)	(79,160)
Selected Balance Sheet Data:
Total assets	$1,522,200	$1,500,030	$1,426,060	$1,281,600	$1,378,030	$1,211,030
Total debt	738,020	735,980	696,180	440,760	472,920	461,300
Goodwill and other intangibles	962,890	981,650	802,150	845,400	871,900	709,830

(1)	Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and discontinued amortization of goodwill. We completed the transitional test for impairment of goodwill in the second quarter of 2002, which resulted in a non-cash after-tax charge of $36.6 million related to our industrial fasteners business. Net income (loss) would have increased by approximately $13.6 million, $1.1 million and $17.7 million in the periods ended December 31, 2001, December 31, 2000 and November 27, 2000, respectively, if goodwill amortization was excluded.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods prior and subsequent to our separation from Metaldyne and the HammerBlow, Highland and Fittings acquisitions. Accordingly, the discussion and analysis of historical operations during the periods prior to each of these events do not reflect their significant impact on us. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with Item 8. Financial Statements and Supplementary Data.

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have four operating segments: Rieke Packaging Systems, Cequent Transportation Accessories, Industrial Specialties and Fastening Systems. In reviewing our financial results for the past three years, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, and subsequent acquisitions and recent consolidation, integration and restructuring efforts.

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

Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Cequent segment business as well. Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. In 2004, we have experienced increasing costs of steel and we are working with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we have experienced a delay in our ability to implement price increases and recover fully such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience continued increasing costs or disruptions in supply throughout 2005 or longer and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our June 2002 Recapitalization and Separation from Metaldyne.    On June 6, 2002, we undertook a recapitalization that resulted in our separation from Metaldyne. Heartland and other investors invested approximately $265.0 million in us and acquired approximately 66% of our fully diluted common stock. Metaldyne retained or received approximately 34% of our fully diluted common stock. As part of this recapitalization: (1) we entered into a new credit facility that then consisted of a $150.0 million revolving credit facility and a $260.0 million term loan facility; (2) we entered into a new $125.0 million receivables securitization facility, and; (3) we issued approximately $352.8 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2012. We used the proceeds from these financings to pay a cash dividend to Metaldyne that had been declared immediately prior to the recapitalization and to repay our obligations in respect of Metaldyne financing arrangements. These obligations included borrowings attributed to our subsidiaries under the Metaldyne credit agreement, debt that our subsidiaries owed to Metaldyne and its other subsidiaries and outstanding balances related to receivables that we originated and sold under the Metaldyne receivables facility. In sum, we declared and paid a cash dividend to Metaldyne equal to $840.0 million, less the aggregate amount of such debt repayment and receivables repurchase.

Refer to Note 12, "Long-term Debt," in the notes to financial statements for information on our current credit facility terms, and Item 13, "Certain Relationships and Related Transactions" for additional information concerning the June 2002 transactions.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions: Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003, and Bargman in January 2004.

On January 30, 2003, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of HammerBlow Acquisition Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America, for a purchase price of approximately $145.2 million (including a previous investment of $9.0 million that we had made). Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs, which were essentially completed as of December 31, 2004, involved a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for 2004, 2003 and 2002 were approximately $15.4 million, $15.4 million and $5.4 million, respectively. We estimate that we will incur approximately $3.0 million of costs during 2005 to finalize all actions associated with these programs. We believe all of these costs were warranted by the anticipated future benefits of these actions. In 2004, we completed the establishment of our stand-alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we now handle internally the legal, tax, benefit administration and environmental, health and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a stand-alone human resources compensation and benefits function.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

Cequent Transportation Accessories:

•	In 2002, our electrical products manufacturing plant in Indiana was closed and consolidated into an existing lower cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002, two towing products manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single manufacturing and master warehouse facility in Goshen, Indiana. We finalized these actions, including receipt of proceeds from real estate disposals of the closed facilities, during 2003.

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and completed this action in the third quarter of 2004.

•	In first quarter 2004, we opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. We completed the consolidation of distribution activities in South Bend during the fourth quarter of 2004. Also, in May 2004 we announced our decision to cease manufacturing in Oakville, Ontario, and expect to consolidate distribution activities for all Canadian customers in that location. The manufacturing operations have been consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, while we expect to complete consolidation of the distribution activities for all Canadian customers by the end of the second quarter of 2005.

Industrial Specialties:

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility, and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We completed these actions during the fourth quarter of 2004.

Fastening Systems:

•	During 2003, further to our 2002 facility consolidation efforts where five manufacturing plants were consolidated into three remaining plants, we initiated plans to close our Lakewood, Ohio manufacturing facility and to consolidate those operations into our Frankfort, Indiana facility. This plan consolidated manufacturing and finishing capabilities of our standard and custom-designed large diameter fasteners and eliminated redundant cost structures. We completed these consolidation activities during October 2004.

Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures for capital equipment or contractual commitments;

•	although depreciation, amortization and asset impairment charges and write-offs are non-cash charges, the assets being depreciated, amortized or written-off may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations"; and

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) before cumulative effect of change in accounting principle and cash flows from operating activities for the three years ended December 31, 2004:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net income (loss) before cumulative effect of change in accounting principle	$(2,190)	$(30,930)	$1,870
Income tax expense (benefit)	(4,290)	(5,590)	2,820
Interest expense	67,650	64,780	60,810
Legacy stock award expense	—	4,830	4,310
Loss on sale-leaseback of property and equipment(1)	—	18,200	—
Impairment of assets	10,650	—	—
Impairment of goodwill	—	7,600	—
Write-off of deferred equity offering costs	1,140	—	—
Depreciation and amortization	44,510	54,850	39,720
Adjusted EBITDA (1)	$117,470	$113,740	$109,530
Interest paid(2)	(61,650)	(61,710)	(58,660)
Taxes paid(2)	(10,220)	(8,500)	(9,600)
Legacy stock award expense paid(2)	(5,400)	(4,560)	(70)
(Gain) loss on dispositions of plant and equipment	790	1,910	1,800
Payments to Metaldyne to fund contractual liabilities	(4,610)	(6,370)	(15,130)
Receivables securitization, net	47,960	—	(59,980)
Inventory write-down	—	—	8,500
Net change in working capital	(41,720)	6,850	1,610
Cash flows provided by (used for) operating activities	$42,620	$41,360	$(22,000)

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the years ended December 31, 2004 and 2003, Adjusted EBITDA was lower by $10.1 million and $6.2 million, respectively, for lease payments related to property and equipment that was sold and leased back during 2003. If such leases had been in effect for a full year, such lease payments would have resulted in an additional $4.0 million in lease expense in 2003.

(2)	The year ended December 31, 2002, includes amounts directly paid by us and/or (paid) received by Metaldyne and attributed to us.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Year Ended December 31,
	2004	2003	2002
(in thousands)
Facility and business consolidation costs (a)	$7,620	$5,900	$4,480
Business unit restructuring costs (b)	6,250	2,650	910
Acquisition integration costs (c)	1,510	6,810	—
	$15,380	$15,360	$5,390

(a)	Includes employee training, severance and relocation costs, equipment relocation and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment relocation and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Also includes a non-cash expense of $4.0 million for the year ended December 31, 2003 that did not recur, associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	Year Ended December 31,
(in thousands)	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales	2002	As a Percentage of Net Sales
Net Sales:
Rieke Packaging Systems	$129,220	—	$119,100	—	$109,050	—
Cequent Transportation Accessories	511,300	—	427,410	—	282,400	—
Industrial Specialties	248,680	—	217,890	—	209,310	—
Fastening Systems	155,960	—	141,000	—	149,490	—
Total	$1,045,160	—	$905,400	—	$750,250	—
Gross Profit:
Rieke Packaging Systems	$47,760	37.0%	$44,160	37.1%	$41,110	37.7%
Cequent Transportation Accessories	134,550	26.3%	113,800	26.6%	79,760	28.2%
Industrial Specialties	59,520	23.9%	54,460	25.0%	51,670	24.7%
Fastening Systems	9,650	6.2%	19,550	13.9%	22,080	14.8%
Allocated / Corporate expenses	(70)	—	—	—	(30)	—
Total	$251,410	24.1%	$231,970	25.6%	$194,590	25.9%
Selling, General and Administrative:
Rieke Packaging Systems	$17,330	13.4%	$17,670	14.8%	$14,110	12.9%
Cequent Transportation Accessories	81,980	16.0%	73,730	17.3%	47,880	17.0%
Industrial Specialties	37,030	14.9%	33,300	15.3%	28,160	13.5%
Fastening Systems	19,340	12.4%	24,930	17.7%	18,020	12.1%
Allocated / Corporate expenses	21,930	—	25,890	—	16,810	—
Total	$177,610	17.0%	$175,520	19.4%	$124,980	16.7%
Loss (Gain) on Dispositions of Property and Equipment:
Rieke Packaging Systems	$460	0.4%	$1,190	1.0%	$320	0.3%
Cequent Transportation Accessories	850	0.2%	2,700	0.6%	80	—
Industrial Specialties	20	—	6,100	2.8%	460	0.2%
Fastening Systems	(540)	(0.3%)	10,630	7.5%	940	0.6%
Corporate	—	—	(510)	—	—	—
Total	$790	0.1%	$20,110	2.2%	$1,800	0.2%
Impairment of Assets:
Rieke Packaging Systems	$—	—	$—	—	$—	—
Cequent Transportation Accessories	110	—	—	—	—	—
Industrial Specialties	2,270	0.9%	—	—	—	—
Fastening Systems	8,270	5.3%	—	—	—	—
Corporate	—	—	—	—	—	—
Total	$10,650	1.0%	$—	—	$—	—
Operating Profit:
Rieke Packaging Systems	$29,970	23.2%	$25,300	21.2%	$26,680	24.5%
Cequent Transportation Accessories	51,610	10.1%	37,370	8.7%	31,800	11.3%
Industrial Specialties	20,200	8.1%	7,460	3.4%	23,050	11.0%
Fastening Systems	(17,420)	(11.2%)	(16,010)	(11.4%)	3,120	2.1%
Allocated / Corporate expenses	(22,000)	—	(25,380)	—	(16,840)	—
Total	$62,360	6.0%	$28,740	3.2%	$67,810	9.0%
Capital Expenditures:
Rieke Packaging Systems	$14,740	11.4%	$11,280	9.5%	$10,720	9.8%
Cequent Transportation Accessories	12,830	2.5%	7,390	1.7%	12,320	4.4%
Industrial Specialties	5,730	2.3%	5,580	2.6%	4,180	2.0%
Fastening Systems	9,410	6.0%	7,200	5.1%	6,320	4.2%
Corporate	280	—	240	—	450	—
Total	$42,990	4.1%	$31,690	3.5%	$33,990	4.5%

Results of Operations

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The principal factors impacting us during the year ended December 31, 2004 compared with the year ended December 31, 2003 were:

•	a stronger economy in 2004 which impacted end user demand across all of our business segments;

•	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments;

•	the HammerBlow and Highland acquisitions in the first quarter of 2003 and the Bargman acquisition in the first quarter of 2004; and

•	the impact of higher costs charged by our steel suppliers not fully-recovered from our customers and lost sales and operational inefficiencies due to steel shortages.

Overall, net sales increased $139.8 million, or approximately 15.4%, in 2004 as compared with 2003. Of this increase, approximately $64.3 million is attributed to organic growth and approximately $14.9 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. We estimate that approximately $34 million of additional sales in 2004 was the result of recovery of steel cost increases that were passed through to customers. In addition, approximately $26.8 million of the increase is the result of including a full year of activity related to HammerBlow and Highland, which were acquired during the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. Rieke's net sales increased $10.1 million, or approximately 8.5%, in 2004 as compared with 2003 due to new product sales, the favorable effects of currency exchange and partial recovery of increased steel costs, offset in part by a one-time revenue increase in 2003 from certain government programs and slightly lower sales of core products such as rings and plastic plugs. Cequent's net sales increased $83.9 million, or approximately 19.6%, in 2004 as compared with 2003. This increase is due to strong early order activity and customer inventory builds for the spring/summer selling seasons, recovery of steel cost increases and the favorable effects of currency exchange. Net sales within our Industrial Specialties segment increased $30.8 million, or approximately 14.1%, in 2004 as compared with 2003 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably at Lamons and Norris Cylinder. Net sales within our Fastening Systems segment increased $15.0 million, or approximately 10.6%, in 2004 as compared with 2003 due to increases in sales of the segment's aerospace fasteners and industrial fasteners for the off-road, agricultural and construction machinery markets, and recovery of steel cost increases.

Gross profit margins (gross profit as a percentage of sales) approximated 24.1% and 25.6% in 2004 and 2003, respectively. Gross profits within Rieke Packaging Systems improved approximately $3.6 million in 2004 as compared to 2003 as Rieke benefited from increased sales levels and favorable impact of currency exchange. However, gross profit margins were approximately flat between years as one-time costs associated with the start-up of a new manufacturing facility in China, higher steel costs not recovered from customers and increased costs associated with new product launches during the first half of 2004 negated the favorable impacts of increased sales levels and foreign exchange between years. Cequent's gross profit margin declined slightly from approximately 26.6% in 2003 to approximately 26.3% in 2004 as the beneficial impact of increased sales volumes year-to-date, greater operating efficiencies as a result of completion of plant consolidation activities at its Goshen Indiana facility in the first half of 2003, and favorable impact of currency exchange more than offset the impact of significantly higher steel costs and freight costs not able to be fully recovered from customers. Gross profit margins within our Industrial Specialties segment declined in 2004 to approximately 23.9% compared to approximately 25.0% in 2003 primarily due to steel cost increases incurred and passed through to customers on which no gross profit margin was earned and higher costs and operational inefficiencies associated with consolidating two manufacturing plants into a single facility in our Compac business. Within Fastening Systems, gross profit margins declined from approximately 13.9% in 2003 to approximately 6.2% in 2004 due to higher costs and operational inefficiencies resulting from the consolidation and closure of the Lakewood, Ohio facility, steel shortages and higher steel costs levied by steel suppliers that it could not pass through to customers.

Operating profit margins (operating profits as a percentage of sales) approximated 6.0% and 3.2% in 2004 and 2003, respectively. Operating profit at Rieke Packaging Systems increased approximately $4.7 million in 2004 as compared with 2003. This increase was due principally to increased sales volumes and the favorable impact of currency exchange during 2004 as compared to the same period a year ago, offset in part by plant start-up costs in China, and new product launch costs related to the introduction of eight new consumer products in the first half of 2004. Operating profit at Rieke in 2003 was also reduced approximately $2.1 million due to non-cash losses associated with the sale-leaseback of equipment in the first half of 2003 and impairment of customer relationship intangibles. At Cequent, operating profit increased $14.2 million in 2004 as compared with 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003 at our Goshen, Indiana and Reynosa, Mexico, operations and lower costs associated with the completion of plant restructuring and acquisition integration activities. However, these improvements were partially offset by higher steel and freight costs, due to fuel surcharges that could not be fully passed through to its customers. Operating profit at Cequent in 2003 was also reduced by approximately $3.5 million of non-cash losses associated with the sale-leaseback of equipment at various locations and impairment of customer relationship intangibles. Within the Industrial Specialties segment, operating profit increased $12.7 million in 2004 as compared to 2003 as the segment benefited from higher overall sales in all markets compared to the prior year and reduced non-cash charges between years associated with impairment of assets, goodwill and customer intangibles and losses on sale-leaseback transactions. Within Fastening Systems, the operating loss increased approximately $1.4 million in 2004 from an operating loss of $16.0 million in 2003 to an operating loss of $17.4 million in 2004. Overall, the net decrease between years is due to lower gross profits as discussed above, offset by reduced selling, general and administrative costs in 2004 and lower non-cash charges between years associated with impairment of assets and customer intangibles and losses on sale-leaseback transactions.

Rieke Packaging Systems.    Net sales increased $10.1 million, or approximately 8.5%, to $129.2 million in 2004 as compared to $119.1 million in 2003. Compared to the same period in 2003, Rieke's sales increased approximately $6.6 million due to increased sales of new products and $4.4 million due to the favorable impact of foreign currency exchange. In addition, we estimate approximately $2 million of the sales increase was due to steel cost increases Rieke was able to recover from its customers. These increases were partially offset by approximately $1.4 million of revenue in 2003 from U.S. Government aid programs to Afghanistan, Iraq and other countries that did not recur at the same levels in 2004. In 2004, Rieke also experienced a decrease in sales of industrial closure and other dispensing products in North America.

Rieke's gross profit margins were approximately flat between years at 37.0 % in 2004 as compared to 37.1% in 2003. In 2004, we estimate Rieke incurred $2 million of steel cost increases that they were not able to recover from customers. Also, during the first half of 2004, Rieke incurred higher costs of approximately $1 million associated with the start-up of a new manufacturing facility in Hangzhou, China. These increased costs were largely offset through material cost reduction projects, reduced discretionary spending and the favorable impacts of currency exchange.

Rieke's selling, general and administrative costs decreased a net $0.4 million to $17.3 million in 2004 from $17.7 million in 2003. Rieke incurred non-cash charges due to impairment of customer intangibles of $0.3 million and $1.2 million in 2004 and 2003, respectively. This decrease in non-cash charges between years was partially offset by increased selling costs associated with higher sales levels in 2004.

Overall, Rieke's operating profit margin improved to 23.2% in 2004 as compared with 21.2% in 2003, due to increased sales levels between years, the benefit of stronger foreign currencies, a $0.8 million non-cash loss on the sale-leaseback of machinery and equipment in the first quarter of 2003 that did not recur, and lower non-cash charges associated with impairment of customer intangibles. These improvements were offset in part by steel cost increases not recovered from customers, start-up costs at our new manufacturing facility in China, and higher launch costs associated with sales of new products.

Cequent Transportation Accessories.    Net sales increased $83.9 million, or approximately 19.6%, to $511.3 million in 2004 as compared to $427.4 million in 2003. Of this amount, approximately $26.8 million of the sales increase is the result of including a full year of activity related to HammerBlow and Highland, which were acquired in the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. In addition, we estimate approximately $19 million of increased sales in 2004 is the result of steel cost increases that Cequent was able to recover from its customers, and $10.1 million is due to the favorable impact of currency exchange as Cequent's reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar. After consideration of these items, Cequent experienced organic sales growth in 2004 of approximately $28.3 million, or 6.6% as compared to 2003, as Cequent benefited from an improved overall economic outlook and consumer sentiment, which resulted in stronger customer demand across all of Cequent's business lines, particularly in the first half of 2004.

Cequent's gross profits increased approximately $20.8 million between years to 26.3% of sales in 2004 compared to 26.6% of sales in 2003. Of this amount, approximately $14.1 million is attributed to higher sales levels compared to the prior year and the acquisition of Bargman. Cequent's gross profits were also favorably impacted by increased sales of electrical products, improved operating efficiencies resulting from completion of integration activities with respect to the operations of HammerBlow and Highland and the favorable effects of currency exchange. We estimate gross profit margins in 2004 were approximately 240 basis points lower due to the impact of: (1) higher steel costs incurred that were not able to be recovered from customers, and; (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned.

Cequent's selling, general and administrative expenses increased a net $8.3 million in 2004 compared to 2003, primarily due to additional costs associated with the start-up of Cequent's new distribution center in South Bend, Indiana and increased sales levels associated with acquisitions of HammerBlow, Highland and Bargman. These cost increases were partially offset by a $1.9 million non-cash charge related to impairment of customer intangibles that did not recur in 2004. Even after consideration of increased sales resulting from steel costs recovered from customers in 2004 and the impact of the non-cash impairment in 2003, selling, general and administrative costs as a percent of sales decreased between years as higher sales levels more than offset additional selling and administrative expenses incurred.

Overall, Cequent's operating profit margin increased from approximately 8.7% in 2003 to approximately 10.1% in 2004 due principally to higher sales levels, improved sales mix and increased operating efficiencies due to completion of several integration initiatives during 2004. These improvements were offset by higher steel and freight costs incurred that were not able to be recovered from customers and higher steel costs incurred and recovered from customers, but on which no operating margin was earned.

Industrial Specialties.    Net sales during 2004 increased $30.8 million, or approximately 14.1%, compared to 2003. Of this amount, approximately $24.1 million is attributed to improved demand for our products in the commercial construction, precision tool, energy and petrochemical, and general industrial markets. In addition, we estimate approximately $6 million of increased sales in 2004 is the result of steel cost increases that Industrial Specialties was able to recover from its customers, principally at Lamons and Norris Cylinder.

Gross profit margins at Industrial Specialties declined to approximately 23.9% in 2004 from approximately 25.0% in 2003, primarily as a result of higher steel costs incurred and recovered from customers, but on which no gross profit was earned

Selling, general and administrative expenses as a percent of sales declined to approximately 14.9% in 2004 from approximately 15.3% in 2003. This decrease resulted in part due to consolidation of sales branch offices within our Lamons business during the second and third quarters of 2003. The benefits of these lower operating costs were partially offset by $3.9 million of costs incurred during 2004 in connection with the consolidation of Compac's Netcong and Edison, New Jersey plant operations into a new facility in

Hackettstown, New Jersey. In 2003, our Lamons and Compac businesses also incurred $2.5 million in non-cash charges due to impairment of customer intangibles that did not recur in 2004. Additionally, in 2004 Lamons recorded a $2.7 million charge related to increased asbestos litigation defense costs.

During 2004, the Industrial Specialties segment recorded a $2.3 million non-cash asset impairment charge related to property and equipment abandoned as a result of completing the Compac facilities consolidation. In 2003, this segment recorded $6.0 million non-cash loss on sale-leaseback transactions of machinery and equipment and a goodwill impairment charge of approximately $7.6 million related to the group's precision cutting tools business.

Operating profits within the Industrial Specialties segment were $20.2 million, or 8.1% of sales in 2004 as compared to $7.5 million, or 3.4% of sales in 2003. In 2004, the benefits of higher sales levels and increased operating efficiencies at Lamons due to prior year consolidation activities, were offset by costs incurred related to the consolidation of our Compac facilities and non-cash charges associated with impairment of property and equipment and customer intangibles. In 2003, operating profit was significantly impacted by non-cash charges related to losses on sale-leaseback of equipment ($6.0 million), and impairment of goodwill ($7.6 million) and customer intangibles ($2.5 million) in all partially offset by costs in 2004 associated with the consolidation of Compac's facilities.

Fastening Systems.    Net sales in 2004 increased $15.0 million, or approximately 10.6%, as compared to 2003 due to strong market demand for aerospace fasteners and industrial fasteners in the off-road/construction and agricultural machinery industries. In addition, we estimate approximately $7 million of increased sales in 2004 is the result of steel cost increases that Fastening Systems was able to recover from its customers.

Gross profits at Fastening Systems declined approximately $9.9 million between years to 6.2% of sales in 2004 from approximately 13.9% of sales in 2003 primarily due to operational inefficiencies resulting from the continued consolidation of our Lakewood, Ohio facility into our existing facilities in Frankfort, Indiana and Wood Dale, Illinois. This consolidation was completed during the fourth quarter 2004. In addition, Fastening Systems experienced additional operational inefficiencies due to steel shortages, which limited manufacturing throughput and related cost absorption, as well as sales volumes, particularly during the third quarter of 2004. Fastening Systems has not been able to pass through all steel cost increases to its end customers and has earned no gross margin on those steel cost increases it has been able to recover from its customers. We estimate gross profit margins in 2004 were approximately 170 basis points lower due to the impact of: (1) higher steel costs incurred that were not able to be recovered from customers, and; (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned.

Selling, general and administrative expenses at Fastening Systems decreased approximately $5.6 million between years to $19.3 million in 2004 from $24.9 million in 2003, primarily due to decreased selling and back office costs as a result of the workforce reduction and related restructuring actions taken in the second half of 2003. Also, non-cash charges for impairment of customer intangibles declined $1.5 million between years from $5.4 million in 2003 to $3.9 million in 2004.

During 2004, Fastening Systems recorded a $8.3 million non-cash asset impairment charge related to redundant property and equipment abandoned as a result of completing the consolidation and closure of our Lakewood facility. In 2003, this segment recorded a $9.7 million non-cash loss on the sale-leaseback of machinery and equipment.

Overall, the operating losses at Fastening Systems increased approximately $1.4 million to $17.4 million in 2004 compared to an operating loss of approximately $16.0 million in 2003. In 2004, the benefits of higher sales levels and reduced selling and administrative were offset by steel cost increases not able to be recovered from customers, higher costs incurred related steel shortages and the consolidation of our Lakewood, Ohio facility, and non-cash charges associated with impairment of abandoned property and equipment and customer intangibles. In 2003, operating profit was significantly impacted by costs incurred related to the consolidation of our Lakewood operations, non-cash charges related to losses on sale-leaseback of equipment, and impairment of customer intangibles.

Corporate Expenses and Management Fees.    General and administrative expense at corporate office decreased approximately $4.0 million in 2004 compared to 2003. This decrease is primarily due to $4.8 million of legacy restricted stock award expense in 2003 that did not recur in 2004, offset in part by higher compensation expense due to an increase in personnel to establish a stand-alone corporate office and the write-off of $1.1 million of equity offering costs that are no longer able to be deferred.

Interest Expense.    Interest expense increased approximately $2.9 million in 2004 as compared to 2003 due to an increase in our weighted average interest rate from 4.65% at December 31, 2003 to 5.69% at December 31, 2004 and greater borrowings on our revolving credit facility in 2004 to fund higher levels of capital expenditures and increasing levels of investment in working capital during the year. These changes were offset in part by the timing and amount of borrowings in 2003 related to the acquisitions of HammerBlow, Highland and Fittings and cash received in sale-leaseback transactions that were completed during the first half of 2003.

Other Expense, Net.    Other expense, net increased approximately $0.7 million between years principally due to higher costs related to the increased use of our receivables securitization facility.

Income Taxes.    The effective income tax rate for 2004 was 66.2% compared to 15.3% for 2003. In 2004, the Company reported foreign pre-tax income of approximately $34.9 million and domestic pre-tax loss of approximately $41.4 million. The domestic loss was primarily the result of $67.1 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies, $10.7 million of asset impairment charges related to abandoned property and equipment, and $5.6 million in non-cash charges related to impairment of customer intangibles and the write-off of equity offering costs no longer able to be deferred. In 2003, foreign operations reported pre-tax income of approximately $22.7 million compared to a reported domestic pre-tax loss of $59.2 million. The domestic loss was primarily the result of $64.7 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies, $18.6 million of charges associated with impairment of goodwill and write-off of customer intangibles related to domestic operations and $18.2 million of losses incurred with respect to the sale and leaseback of domestic operating facilities and equipment. During 2004, the Company recorded a tax benefit of $1.3 million related to extraterritorial income exclusions ("ETI"). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship with net income (loss). In addition, the tax benefits associated with our 2004 and 2003 domestic pre-tax losses for Federal purposes were offset by tax expense incurred on foreign income and to a lesser extent at the state level. For 2003, no tax benefit was recorded related to the goodwill impairment as such impairment is non-deductible. In 2003, we also reported an additional $3.1 million of tax expense related to unremitted earnings at one of our Canadian subsidiaries as these earnings were no longer considered permanently reinvested.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

The principal factors impacting us during the year ended December 31, 2003 compared with the year ended December 31, 2002 were:

•	the HammerBlow and Highland acquisitions in early 2003;

•	completion of plant consolidation activities within our Cequent Transportation Accessories segment during the first half of 2003 (which impacted order fill rates and delivery performance);

•	continued restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments; and

•	an overall weak economy across many of our end markets—particularly in the first half of the year.

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

Gross profit margins (gross profit as a percentage of sales) approximated 25.6% in 2003 and 25.9% in 2002. The decline in gross profit margin at Cequent from approximately 28.2% in 2002 to approximately 26.6% in 2003 was a result of the integration and restructuring activities referred to under "—Introduction" above. We also experienced a slight decline in gross profit margins at Rieke as a result of new product development costs and launches. These declines were offset by slight improvements at Fastening Systems and Industrial Specialties.

Operating profit margins (operating profits as a percentage of sales) approximated 3.2% for 2003 as compared with 9.0% for 2002. The decline in our margins was principally related to a $9.1 million increase in corporate expenses related to costs associated with establishing a stand alone corporate office, a full year of the Heartland advisory fee (versus seven months in 2002), $6.8 million of expenses associated with plant restructuring and integration activities at Cequent, $8.0 million of increased leasing costs, $20.1 million of non-cash losses attributed principally to the sale-leaseback of property and equipment, the proceeds of which were used for debt service and an incremental $18.6 million of non-cash charges associated with impairment of goodwill and write-off of other customer intangibles.

Rieke Packaging Systems.    Net sales increased by $10.0 million, or approximately 9.2%, as a result of $7.0 million in new product sales related to closures and dispensing systems for consumer packaging applications and $6.2 million due to currency translation impact as Rieke's reported U.S. dollar sales of its international operations benefited from a weaker U.S. dollar. This increase in sales was offset in part by $3.4 million in lower sales related to Rieke industrial closure and other dispensing products sold in North America.

Rieke's gross profit margin declined slightly from approximately 37.7% to approximately 37.1% as a result of increased new product development and related product launch costs as well as slightly higher material costs.

Selling, general and administrative costs at Rieke increased by $3.6 million as a result of increased expenses of $0.6 million incurred in connection with the investigation of potential facility sale-leaseback transactions in Europe, $0.8 million of start-up costs relative to our new manufacturing operation in China, severance costs of $0.6 million related to headcount reductions and other items totaling $0.3 million. We also recorded a $1.2 million non-cash write-off at Rieke related to customer relationship intangibles because Rieke no longer maintains a sales relationship with several customers as a result of business or other financial considerations. Of this amount, $0.6 million related to two customers that are no longer in business.

Overall, Rieke's operating profit margin declined from approximately 24.5% in 2002 to approximately 21.2% in 2003 as margins from higher sales were more than offset by $2.2 million in other expenses related to employee severance, start-up costs at our new operation in China, costs incurred in connection with the investigation of potential sale-leaseback transactions in Europe, $0.8 million of non-cash losses associated with the sale-leaseback of equipment in the U.S. and the $1.2 million non-cash intangible asset write-off.

Cequent Transportation Accessories.    Cequent's net sales increased by $145.0 million from $282.4 million in 2002 to $427.4 million in 2003 primarily as a result of the HammerBlow and Highland acquisitions. Relative to 2002, approximately $7.2 million of this amount was attributed to currency translation impact as the Company's reported results in U.S. dollars benefited from a strengthening Australian and Canadian dollar. Excluding the impact of acquisitions and currency translation, Cequent's net sales of towing products in North America declined by approximately $9.0 million, or approximately 3.1%, from the prior year. This decrease is attributed to: (1) a slower spring selling season due to a weak economic climate and (2) production constraints at our Goshen, Indiana facility resulting from our plant consolidation activities which impacted order fill rates and delivery performance. This was offset in part by an approximate $2.0 million increase in sales of our trailering products in 2003 compared with 2002. We experienced weakness in demand during the first half of 2003 in the overall market for towing and trailer accessories, principally in the RV and marine markets and in retail distribution through mass merchandisers and independent retail outlets.

Cequent's gross profit margins declined from approximately 28.2% in 2002 to approximately 26.6% in 2003. This decrease is attributed in part to lower productivity of approximately $6.8 million as a result of completing the Goshen plant integration and undertaking the integration of the HammerBlow and Highland acquisitions in 2003, including $0.4 million related to equipment moves, $0.5 million for employee training and approximately $1.5 million for integration planning, legal expenses, labor relation costs, travel and other related expenses. In addition, we recorded non-cash charges of $4 million to cost of sales associated with the step-up in basis of inventory as a result of the acquisitions, and $0.5 million to establish inventory reserves due to brand rationalization. In 2002, we incurred approximately $3.3 million of expense related to the Goshen consolidation and $0.7 million of expense related to the consolidation of a lighting plant located in Peru, Indiana into our Reynosa, Mexico facility. In addition, lease expense at Cequent increased by $2.6 million in 2003, which was partially offset by $1.0 million of lower depreciation charges in the legacy businesses in 2003 relative to 2002.

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

Overall, Cequent's operating profit margin declined from approximately 11.2% to approximately 8.8% and is due to $6.8 million of expenses related to the aforementioned plant restructuring and integration activities, $1.6 million of non-cash losses attributed to the sale-leaseback of equipment and a $1.9 million intangible asset impairment charge.

Industrial Specialties.    Net sales increased by $8.6 million or approximately 4.1%. Sales increases at Compac, Norris Cylinder and Arrow Engine were offset by a sales decrease of $2.1 million at Lamons and other sales decreases of $0.7 million in our remaining Industrial Specialties businesses. Overall, sales in the Industrial Specialties segment benefited from improved demand for our products across the commercial construction, energy and petrochemical, general industrial and defense markets, beginning during the second quarter of 2003 and continuing through the end of year. This was partially offset by reduced demand for our specialty gasket products provided to the energy and petrochemical sectors during the first quarter of 2003.

Gross profit margins at Industrial Specialties increased slightly from approximately 24.7% in 2002 to approximately 25.0% in 2003. Operating improvements and cost reduction initiatives, combined with $0.8 million of lower depreciation charges, more than offset the impact of higher operating costs and $2.2 million of increased lease expense between years.

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

Operating profit margins at Industrial Specialties declined from approximately 11.0% in 2002 to approximately 3.4%, reflecting a decline of $15.5 million due primarily to the $7.6 million non-cash goodwill impairment charge, $6.0 million of non-cash losses related to the sale-leaseback of equipment, a $2.5 million write-off of customer-related intangibles, and $2.4 million of expenses related to plant consolidations, partially offset by increased margins earned on higher sales between years.

Fastening Systems.    Net sales decreased by $8.5 million, or approximately 5.7%, as a result of lower sales in our small diameter fastener business of $6.5 million and other fastener sales declines of $2.0 million. The decline in sales between years reflected continued weakness in demand for our fastener products in the general distribution and industrial products channels and continued price pressure on small diameter products. Sales within our aerospace fastener business were approximately flat with the prior year.

Gross profit margin at Fastening Systems decreased from approximately 14.8% to approximately 13.8% as higher gross margins in our aerospace fasteners business and ongoing cost reduction initiatives were more than offset by increased costs associated with plant closure and consolidation activities within our Lake Erie Products business. Gross profits decreased $2.6 million between years. Of this amount, $1.2 million was due to lower sales volumes and $3.5 million was attributed to higher lease expense related to leasing of operating facilities and equipment, which was offset by approximately $0.9 million in lower depreciation charges as a result of leasing such assets and $0.9 million of lower costs related to plant closure and consolidation activities and other charges. Within our Lake Erie Products business, we incurred approximately $6.3 million of expenses related to the closure of our Lakewood, Ohio, facility and consolidation of operations into our facilities in Wood Dale, Illinois and Frankfort, Indiana. Such expenses included $2.1 million of employee termination and pension curtailment costs at our Lakewood, Ohio facility, $1.0 million of equipment relocation costs, and an estimated $2.8 million attributed to lower productivity as a result of ongoing integration activities. We also incurred a $0.2 million charge to write-off excess inventory at our Fittings business. This compares to expenses of $7.2 million in 2002 related primarily to the non-cash write-off of excess and obsolete inventory in our small diameter fastener business in Wood Dale, Illinois. Lease expense increased by $3.5 million over the prior year, which was partially offset by $0.9 million of lower depreciation charges between years.

Selling, general and administrative expenses at Fastening Systems increased by $6.9 million in 2003 as compared with 2002. This increase resulted primarily from a $5.4 million non-cash write-off related to customer intangibles because Lake Erie Products no longer maintains a sales relationship with two customers. The remaining $1.5 million net increase between years is due to formation of a Fastening Systems segment office ($0.9 million) and other costs of $2.9 million related to severance of office and clerical personnel at Lakewood and employee training at our Wood Dale and Frankfort facilities, partially offset by an approximate $2.3 million decrease in recurring selling, general and administrative costs as a result of the workforce reduction and related restructuring actions.

Overall, operating profit declined by $19.2 million between years, resulting in an operating loss of $16.0 million, due to $10.6 million of non-cash losses primarily attributed to the sale-leaseback of property and equipment, increased expenses of $9.3 million from the closure of our Lakewood facility and related plant integration activities and the $5.4 million non-cash customer intangible impairment charge.

Corporate Expenses and Management Fees.    General and administrative expense at a corporate level increased by approximately $9.1 million in 2003 as a result of the increased costs associated with establishing a stand alone corporate office. This increase consists of $3.7 million of higher operating costs and amounts paid to Metaldyne under a shared services agreement (which expired on December 31, 2003), $1.7 million of employment related costs, $1.9 million related to a full year of the Heartland monitoring fee ($1.0 million per quarter plus expenses), $1.3 million in non-recurring severance costs, and $0.5 million related to legacy restricted stock expense. The legacy stock awards expired on December 31, 2003 and the final payments under this program occurred in January 2004.

Interest Expense.    Interest expense increased by approximately $4.0 million in 2003 due to the issuance of $85.0 million of senior subordinated notes in December 2002, additional term loan borrowings of $75.0 million in June 2003 incurred to finance the HammerBlow and Highland acquisitions, and increased amortization of debt issue costs resulting from fees paid with respect to amendments of our bank credit agreement. The increase between years was partially offset by interest expense allocated to us by Metaldyne during the first five months of 2002.

Other Expense, Net.    Other expense, net decreased approximately $1.8 million between years principally due to reduced foreign currency transaction losses.

Income Taxes.    For 2003, we recorded a net tax benefit of $5.6 million on a reported pre-tax loss of $36.5 million. Of this amount, foreign operations reported pre-tax income of $22.7 million compared to a reported pre-tax loss of $59.2 million for our domestic operations, primarily as a result of $64.7 million of interest expense incurred on debt which is the obligation of U.S.-domiciled companies, $18.6 million of charges associated with impairment of goodwill and write-off of customer intangibles related to domestic operations and $18.1 million of losses incurred with respect to the sale and leaseback of domestic operating facilities and equipment. The tax benefit associated with our domestic pre-tax loss for Federal purposes was offset by tax expense incurred on foreign income and to a lesser extent at the state level. In addition, no tax benefit was recorded related to the goodwill impairment as such impairment is non-deductible. We also reported an additional $3.1 million of tax expense related to unremitted earnings at one of our Canadian subsidiaries as these earning were no longer considered permanently reinvested. In 2002, we reported a higher effective tax rate due primarily to the higher proportion of foreign earnings relative to the overall domestic pre-tax loss.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the year ended December 31, 2004 was approximately $42.6 million as compared to cash provided by operating activities for the year ended December 31, 2003 of approximately $41.4 million. Our investment in accounts receivable and inventory increased $75.2 million between years. The increased investment in inventory was primarily in our Cequent segment in order to support higher sales levels. These amounts were offset by proceeds of receivables sold through our securitization facility and higher levels of accounts payable at December 31, 2004. The increased levels of working capital also reflect the negative impact of steel costs and accelerated payments to steel suppliers.

Cash used for investing activities decreased to approximately $46.8 million for the year ended December 31, 2004 compared to $161.3 million in 2003. In 2004, capital spending increased approximately $11.3 million compared to 2003 due primarily to planned expenditures for our new Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment. We also completed the acquisition of Theodore Bargman Company. In 2003, the higher level of investing activities was due primarily to the funding of the HammerBlow and Highland acquisitions in first quarter 2003. We also received approximately $76.2 million in cash proceeds primarily related to sale-leaseback transactions in 2003 for which there were no comparable transactions during 2004.

Cash provided by financing activities was $0.5 million for the year ended December 31, 2004 compared to $26.3 million for the year ended December 31, 2003. In 2004, we funded capital expenditures, increased levels of investment in working capital and retirement of a note payable through a combination of borrowings on our revolving credit facility and proceeds from receivables sold through our securitization facility. In 2003, we received $15.2 million of net proceeds from common stock issuance and repurchase transactions and $75.0 million additional borrowings of term debt to fund the acquisitions of HammerBlow and Highland, partially offset by the $22.7 million decrease in the Metaldyne Corporation net investment and advances due to the purchase of Fittings in 2003. In the first quarter of 2003, we completed the acquisitions of HammerBlow and Highland. We made an initial $9.0 million investment in HammerBlow in November 2002. The incremental combined acquisition price for HammerBlow and Highland of approximately $209.7 million (before realization of proceeds from completed asset sales) was funded with $63.3 million of net proceeds from the issuance of additional 9 7/8% senior subordinated notes due 2012, $30.0 million of cash equity received from Heartland, the issuance of a $7.5 million deferred note that was repaid in January 2004, and the balance from borrowings under our revolving credit facility and accounts receivable securitization facility.

On May 9, 2003, we completed the Fittings acquisition for approximately $22.7 million on a debt-free basis. The transaction was funded by a combination of borrowings under our revolving credit facility and a

$5.0 million cash equity contribution by Heartland. Fittings had 2002 revenues of approximately $16.7 million.

On January 29, 2004, we completed the acquisition of Bargman. The total consideration paid was approximately $5.5 million. The transaction was funded by borrowings under our revolving credit facility.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility (of which $12.8 million and $288.9 million was outstanding as of December 31, 2004, respectively). Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.25 to 1.00 at December 31, 2004. The permitted leverage ratio becomes less restrictive in the first two quarters of 2005, increasing to 5.50 to 1.00 and more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2005, 5.00 to 1.00 at December 31, 2005, 4.50 to 1.00 at September 30, 2006 and 4.25 to 1.00 at December 31, 2006. We were in compliance with our covenants at December 31, 2004.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2004, we had $48.0 million outstanding under our accounts receivable facility and $0.2 million of available funding based on eligible receivables. At December 31, 2004, we also had $12.8 million outstanding under our revolving credit facility and had an additional $110.1 million potentially available after giving effect to approximately $27.1 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, only $27.2 million of borrowing capacity is available for general corporate purposes.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 12 to the accompanying financial statements as of December 31, 2004. Based on amounts outstanding at December 31, 2004, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by $3.0 million annually.

We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $25.6 million.

We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

In addition to the foregoing contractual commitments, in connection with our separation from Metaldyne, we also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. Under these arrangements, the approximate amounts paid were: $7.6 million in 2004, $7.6 million in 2003 and $4.2 million in 2002. As of April 2004, our obligations associated with Metaldyne restricted stock grants have been fully paid.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At December 31, 2004, we had $48.0 million outstanding and $0.2 million of funding available under the facility.

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

Commitment and Contingencies

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 22 facilities and certain capital equipment, severance obligations related to our cost savings plans and our allocable share of certain compensation and benefit obligations due to Metaldyne. The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2004.

	Payments Due by Periods (in thousands)
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$738,020	$2,990	$18,590	$280,230	$436,210
Lease obligations	205,940	25,570	44,850	39,110	96,410
Severance	5,930	1,660	760	740	2,770
Total contractual cash obligations	$949,890	$30,220	$64,200	$320,080	$535,390

As of December 31, 2004, we are contingently liable for stand-by letters of credit totaling $27.1 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

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

In May 2004, FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued to provide guidance on the accounting effects of the Act. Based upon the guidance of FAS 106-2, the Company estimates that the federal subsidy included in the Act resulted in an approximate $0.4 million reduction in the post-retirement benefit obligation and does not significantly change the 2004 post-retirement expense.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company is beginning to analyze the effects of such provision and expects to finalize its plans during the third or fourth quarter of 2005. At this time, it is reasonable to anticipate the Company to repatriate foreign earnings between the range of $8.1 million and the maximum unremitted earnings of $144.2 million. The Company anticipates the associated tax to range from $0.5 million to $7.8 million. As of December 31, 2004, the Company has provided for applicable federal taxes of $3.1 million on foreign earnings anticipated to be remitted. Such amount will be adjusted accordingly during 2005 when it becomes reasonable to estimate the income tax effects of the anticipated repatriation..

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects the adoption of this standard will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company has not yet evaluated the potential impact the adoption of SFAS No. 151 will have on its financial position or results of operations.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2004 audited financial statements included in this report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

Accounting Basis for Transactions.    Prior to June 6, 2002, we were owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common stock to an investor group led by Heartland. As a result of the transactions, we did not establish a new basis of accounting as Heartland is the controlling shareholder for both us and Metaldyne and the transactions were accounted for as a reorganization of entities under common control. Our historical financial information includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributed to us, which are deemed by management to be reasonable but are not necessarily reflective of those costs to us on an ongoing basis.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million at December 31, 2004. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, ten to 40 years, and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from six to 40 years, while technology and other intangibles are amortized over periods ranging from one to 30 years. As of January 1, 2004, trademarks and trade names are classified as indefinite-lived intangibles and we have ceased amortization.

Goodwill and Other Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expense, projected capital expenditures, changes in working capital and the appropriate discount rate. While we believe our judgments and estimates are reasonable, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods. During the fourth quarter of 2003, we recorded a goodwill impairment of $7.6 million related to our precision cutting tools business within the Industrial Specialties segment.

We review definite-lived intangible assets on a quarterly basis, or more frequently if events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Future changes in our business or the markets for our products could result in impairments of other intangible assets that might be required to be recorded in future periods.

Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of SFAS Nos. 87, 88, 106, and 132. Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition or the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

Income Taxes.    Income taxes are accounted for using the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on then-current facts. As of June 6, 2002, the Company no longer files a consolidated tax return with Metaldyne. Income tax expense for the period prior to June 6, 2002 was computed on a separate return basis and substantially all domestic current income tax-related liabilities are due to Metaldyne. We continually review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from the deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

Other Loss Reserves.    We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers' compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with SFAS No. 5 when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
    and Shareholders
TriMas Corporation:

We have audited the accompanying balance sheets of TriMas Corporation and subsidiaries as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and shareholders' equity and Metaldyne Corporation net investment and advances for the years then ended. In connection with our audits of the financial statements, we also have audited the financial statement schedule included in the Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan
March 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
TriMas Corporation:

In our opinion, the accompanying statements of operations, cash flows and shareholders' equity and Metaldyne Corporation net investment and advances for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of TriMas Corporation and its subsidiaries and of certain subsidiaries and divisions of subsidiaries of Metaldyne Corporation which constitute TriMas Corporation (as more fully described in Note 1), for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index as of and for the year ended December 31, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 6 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 27, 2003, except for the matters described in the second paragraph of Note 1 and Note 18, which are as of December 24, 2003

TriMas Corporation
Balance Sheet
December 31, 2004 and 2003
(dollars in thousands)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,090	$6,780
Receivables	93,390	118,970
Inventories	180,040	124,090
Deferred income taxes	17,530	10,900
Prepaid expenses and other current assets	8,450	8,440
Total current assets	302,500	269,180
Property and equipment, net	198,610	187,420
Goodwill	657,980	658,900
Other intangibles, net	304,910	322,750
Other assets	58,200	61,780
Total assets	$1,522,200	$1,500,030
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities, long-term debt	$2,990	$10,920
Accounts payable	135,230	94,130
Accrued liabilities	68,180	75,100
Due to Metaldyne	2,650	4,400
Total current liabilities	209,050	184,550
Long-term debt	735,030	725,060
Deferred income taxes	133,540	149,030
Other long-term liabilities	35,160	37,770
Due to Metaldyne	4,260	6,960
Total liabilities	1,117,040	1,103,370
Commitments and contingencies (Note 14)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding 20,010,000 shares	200	200
Paid-in capital	399,450	399,870
Retained deficit	(40,430)	(38,240)
Accumulated other comprehensive income	45,940	34,830
Total shareholders' equity	405,160	396,660
Total liabilities and shareholders' equity	$1,522,200	$1,500,030

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Operations
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Net sales	$1,045,160	$905,400	$750,250
Cost of sales	(793,750)	(673,430)	(555,660)
Gross profit	251,410	231,970	194,590
Selling, general and administrative expenses	(177,610)	(175,520)	(124,980)
Loss on dispositions of property and equipment	(790)	(20,110)	(1,800)
Impairment of assets	(10,650)	—	—
Impairment of goodwill	—	(7,600)	—
Operating profit	62,360	28,740	67,810
Other expense, net:
Interest expense	(67,650)	(64,780)	(60,810)
Other expense, net	(1,190)	(480)	(2,310)
Other expense, net	(68,840)	(65,260)	(63,120)
Income (loss) before income tax (expense) benefit and cumulative effect of change in accounting principle	(6,480)	(36,520)	4,690
Income tax (expense) benefit	4,290	5,590	(2,820)
Income (loss) before cumulative effect of change in accounting principle	(2,190)	(30,930)	1,870
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	(36,630)
Net loss	$(2,190)	$(30,930)	$(34,760)
Basic loss per share	$(0.11)	$(1.54)
Diluted loss per share	$(0.11)	$(1.54)
Weighted average common shares – basic	20,010,000	20,047,090
Weighted average common shares – diluted	20,010,000	20,047,090

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,190)	$(30,930)	$(34,760)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities, net of acquisition impact:
Impairment of goodwill	—	7,600	—
Cumulative effect of accounting change	—	—	36,630
Loss on dispositions of property and equipment	790	20,110	1,800
Impairment of assets	10,650	—	—
Depreciation and amortization	44,510	54,850	39,720
Deferred income taxes	(19,060)	(15,140)	(6,780)
Provision for inventory write-down	—	—	8,500
Legacy stock award expense	—	4,830	4,240
Amortization of debt issue costs	4,730	4,120	2,150
Non-cash compensation expense	560	—	—
Net proceeds from accounts receivable securitization	47,960	—	14,560
Repurchase of securitized accounts receivable from Metaldyne	—	—	(74,540)
Payment to Metaldyne to fund contractual liabilities	(4,610)	(6,370)	(15,130)
(Increase) decrease in receivables	(21,110)	610	(220)
Increase in inventories	(54,130)	(1,470)	(3,260)
Increase in prepaid expenses and other assets	(680)	(4,110)	(1,310)
Increase in accounts payable and accrued liabilities	31,760	8,940	8,540
Other, net	3,440	(1,680)	(2,140)
Net cash provided by (used for) operating activities, net of acquisition impact	42,620	41,360	(22,000)
Cash Flows from Investing Activities:
Capital expenditures	(42,990)	(31,690)	(33,990)
Proceeds from sales of fixed assets	1,650	76,180	5,720
Acquisition of businesses, net of cash acquired	(5,500)	(205,770)	(1,920)
Investment in HammerBlow	—	—	(9,000)
Other, net	—	—	100
Net cash used for investing activities	(46,840)	(161,280)	(39,090)
Cash Flows from Financing Activities:
Proceeds from borrowings on senior credit facility	—	75,000	260,000
Repayments of borrowings on senior credit facility	(2,890)	(42,600)	—
Proceeds from borrowings on revolving credit facility	839,320	390,700	—
Repayments of borrowings on revolving credit facility	(826,500)	(390,700)	—
Issuance of note payable	—	300	—
Payments on notes payable	(8,030)	(600)	—
Net proceeds from issuance of common stock	—	35,200	259,730
Repurchase of common stock	—	(20,000)	—
Debt issuance costs	(1,370)	(2,150)	(31,920)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	(18,890)	13,730
Issuance of senior subordinated debentures	—	—	435,850
Repayment of bank debt attributed from Metaldyne	—	—	(440,760)
Dividend to Metaldyne	—	—	(338,080)
Net payments of other debt	—	—	(800)
Net cash provided by financing activities	530	26,260	157,750
Cash and Cash Equivalents:
Increase (decrease) for the year	(3,690)	(93,660)	96,660
At beginning of year	6,780	100,440	3,780
At end of year	$3,090	$6,780	$100,440
Supplemental disclosure of cash flow information:
Cash paid for interest	$61,650	$61,710	$22,870
Cash paid for taxes	$10,220	$8,500	$3,130

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances
For the Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

	Metaldyne Corporation Net Investment and Advances	Common Stock	Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2001	$534,940	$—	$—	$—	$(1,320)	$533,620
Comprehensive income (loss):
Net loss	(27,820)	—	—	(6,940)	—	(34,760)
Foreign currency translation	—	—	—	—	9,990	9,990
Minimum pension liability (net of tax of $600)	—	—	—	—	(1,330)	(1,330)
Total comprehensive loss						(26,100)
Net proceeds from issuance of common stock	—	130	259,600	—	—	259,730
Dividend to Metaldyne Corporation	(338,080)	—	—	—	—	(338,080)
Net change in Metaldyne Corporation net investments and advances	(13,310)	—	—	—	—	(13,310)
Reclassification of Metaldyne Corporation net investment and advances balance	(145,450)	60	145,390	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	(17,490)	—	—	(17,490)
Balances, December 31, 2002	$10,280	$190	$387,500	$(6,940)	$7,340	$398,370
Comprehensive income (loss):
Net income (loss)	370	—	—	(31,300)	—	(30,930)
Foreign currency translation	—	—	—	—	29,620	29,620
Minimum pension liability (net of tax of $1,200)	—	—	—	—	(2,130)	(2,130)
Total comprehensive loss						(3,440)
Net proceeds from issuance of common stock	—	20	35,180	—	—	35,200
Repurchase of common stock	—	(10)	(19,990)	—	—	(20,000)
Net change in Metaldyne Corporation net investments and advances	5,570	—	—	—	—	5,570
Payment to Metaldyne Corporation to acquire fasteners business	(22,710)	—	—	—	—	(22,710)
Excess of amount paid for fasteners business over net assets acquired	6,490	—	(6,490)	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	3,670	—	—	3,670
Balances, December 31, 2003	$—	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net loss	—	—	—	(2,190)	—	(2,190)
Foreign currency translation	—	—	—	—	12,150	12,150
Minimum pension liability (net of tax of $570)	—	—	—	—	(1,040)	(1,040)
Total comprehensive loss						8,920
Non-cash compensation expense (net of tax of $200)	—	—	360	—	—	360
Net adjustments to reflect settlement of contractual obligations	—	—	(780)	—	—	(780)
Balances, December 31, 2004	$—	$200	$399,450	$(40,430)	$45,940	$405,160

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

On May 9, 2003, the Company acquired a fasteners manufacturing business ("Fittings") from Metaldyne Corporation ("Metaldyne") for approximately $22.7 million on a debt free basis. The acquired business is a manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland Industrial Partners ("Heartland"). The acquired business had revenues of approximately $16.1 million and $16.7 million in 2003 and 2002, respectively, and net assets of approximately $12.4 million and $10.3 million, respectively. Because the Company and Metaldyne are under common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results for prior periods have been revised to include the financial results of Fittings, including the allocation of certain charges to Fittings. The net asset amount related to Fittings is included in the Metaldyne Corporation net investment and advances balance in the accompanying balance sheet. The Guarantor note information in Note 21 has been revised to include the Fittings balances in the Guarantor column for all periods presented.

Prior to June 6, 2002 and the common stock issuance and related financing transactions discussed in Note 2 below and the acquisition of Fittings from Metaldyne on May 9, 2003, the accompanying financial statements represent the combined assets and liabilities and results of operations of certain subsidiaries and divisions of subsidiaries of Metaldyne which comprised TriMas. The combined results of operations include all revenues and costs directly attributed to the Company as well as an estimate of direct and indirect Metaldyne corporate administrative costs attributed to TriMas, based on a management fee allocation that approximated 1% of net sales. This allocation of costs is based on estimates that management believes are reasonable in the circumstances. However, the charges included herein are not necessarily indicative of the amounts that would have been reported if the Company had operated as an unaffiliated company. Subsequent to May 9, 2003, the financial position and results of operations of the Company and its subsidiaries are presented on a consolidated basis and the Company no longer files a consolidated tax return with Metaldyne subsequent to June 6, 2002.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

2.    Recapitalization

On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265.0 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a $150.0 million revolving credit facility, a $260.0 million term loan facility and a $125.0 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840.0 million in the form of cash, retirement of debt owed by TriMas to Metaldyne or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120.0 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15.0 million. At December 31, 2004, this warrant had not been exercised. The common stock and warrants are valued based upon the cash equity investment made by Heartland and the other investors. At December 31, 2004, Metaldyne owned 21.4% of the Company's common stock on a fully diluted basis.

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

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, reserves for legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

Revenue Recognition.    Revenues from product sales, except products shipped on a consignment basis, are recognized when products are shipped or services are provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. For products shipped on a consignment basis, revenue is recognized when the customer provides notice of end product use or sale.

Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million and $4.8 million at December 31, 2004 and 2003, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.

Property and Equipment.    Property and equipment additions, including significant betterments, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statement of operations. Repair and maintenance costs are charged to expense as incurred.

Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6 to 40 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years.

Goodwill and Other Intangibles.    The Company accounts for goodwill as required under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill and indefinite lived intangibles, the Company estimates fair value using the present value of expected future cash flows and other valuation measures.

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

Fair Value of Financial Instruments.    SFAS No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of the term loan debt approximates fair value, based on market comparisons to debt instruments of like kind and quality, while the senior subordinated notes traded at an approximate 6.0% premium over par value as of December 31, 2004.

Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States ("U.S.") are measured using the currency of the primary economic environment in which they operate as the functional currency. Transaction gains (losses) were approximately $0.7 million, $0.6 million, and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity and Metaldyne Corporation net investment and advances.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Self-insurance.    The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. The Company is generally responsible for up to $0.5 million per occurrence under its retention program for workers' compensation, between $0.3 million and $2.0 million per occurrence under its retention programs for comprehensive general, product and vehicle liability, and has a $0.3 million per occurrence stop-loss limit with respect to its self-insured group medical plan. Total insurance limits under these retention programs vary by year for comprehensive general, product and vehicle liability and extend to the applicable statutory limits for workers' compensation. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change.

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

Shipping and Handling Expenses.    Freight costs are included in cost of sales and a portion of shipping and handling expenses are included in the selling, general and administrative category in the accompanying statement of operations. Shipping and handling costs included in selling, general and administrative accounts were $5.0 million, $6.5 million and $2.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were $11.1 million, $9.9 million and $7.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred and approximated $1.6 million, $1.5 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Earnings Per Share.    Basic and diluted earnings per share amounts are determined in accordance with SFAS No. 128 "Earnings per Share", and were computed using weighted average shares outstanding for the years ended December 31, 2004 and 2003. Earnings per share was not calculated for the year ended December 31, 2002, during which time the Company was a subsidiary of Metaldyne for a portion of the year. Options and warrants to purchase approximately 2,576,117 and 2,467,567 shares of common stock were outstanding at December 31, 2004 and 2003, respectively, but were excluded from the computation of net loss per share because to do so would have been antidilutive for the periods presented.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

During 2004, the Company recorded approximately $0.6 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is recorded in selling, general and administrative expenses in the accompanying statement of operations.

The following table illustrates the effect on net loss and loss per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

(in thousands, except for per share amounts)	For the Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(2,190)	$(30,930)	$(34,760)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	360	—	—
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,170)	(930)	—
Pro-forma net loss	$(3,000)	$(31,860)	$(34,760)
Loss per share:
Basic, as reported	$(0.11)	$(1.54)
Basic, pro-forma for stock-based compensation	$(0.15)	$(1.59)
Diluted, as reported	$(0.11)	$(1.54)
Diluted, pro-forma for stock-based compensation	$(0.15)	$(1.59)

Income Taxes.    The Company computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas assets and liabilities. As of June 6, 2002, the Company no longer files a consolidated tax return with Metaldyne. Income tax expense for the period prior to June 6, 2002 was computed on a separate return basis. However, substantially all domestic current income tax-related liabilities are due to Metaldyne.

Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

4.    New Accounting Pronouncements

In May 2004, FASB Staff Position FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was issued to provide guidance on the accounting effects of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"). The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the benefit established by the law. The Company has concluded that the benefits provided under Company-sponsored retiree medical programs are at least actuarially equivalent to the Medicare Part D program, resulting in the Company being eligible for the basic Medicare Part D subsidy. Based upon the guidance of FAS 106-2, the Company estimates that the federal subsidy included in the law resulted in an approximate $0.4 million reduction in the post-retirement benefit obligation and does not significantly change the 2004 post-retirement expense.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Company has not yet determined the impact, if any, of this FSP.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects the adoption of this standard will result in amounts that are similar to the current pro forma disclosures provided under SFAS No. 123 and included in Note 3 to the financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs — an amendment of Accounting Research Bulletin No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company has not yet evaluated the potential impact the adoption of SFAS No. 151 will have on its financial position or results of operations.

5.    Acquisitions

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

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. ("HammerBlow"), from 2000 Riverside Capital Appreciation Fund, L.P. and other stockholders of HammerBlow for $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems ("Tekonsha") and Sure Pull Towing Systems ("SurePull"). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

On February 21, 2003, the Company acquired Highland Group Industries ("Highland") from the shareholders and option holders of Highland and FNL Management Corp. The total consideration paid was $73.5 million. Highland is a market-leading supplier of cargo management products and a full line supplier of vehicle protection products, specializing in products that help people safely load, anchor, secure, tow, carry, trailer and organize cargo, as well as protect the vehicle and its cargo area.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates.

(in thousands)	HammerBlow	Highland	Total
Current assets	$35,420	$18,530	$53,950
Property and equipment	19,840	5,980	25,820
Other intangible assets	46,590	18,500	65,090
Goodwill	79,140	43,260	122,400
Deferred taxes and other	2,380	1,280	3,660
Total assets acquired	183,370	87,550	270,920
Current liabilities	22,030	3,140	25,170
Deferred tax liabilities	16,090	10,870	26,960
Total liabilities assumed	38,120	14,010	52,130
Net assets acquired	$145,250	$73,540	$218,790

The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, which was included in cost of sales during 2003. Of the $65.1 million of acquired other intangible assets, $46.8 million was assigned to Customer Relationships with a useful life of 15 years, $13.5 million was assigned to Trademarks with an indefinite life and the remaining $4.8 million was assigned to Technology and Other with useful lives ranging from 7 - 10 years. The $122.4 million of goodwill is assigned to the Cequent Transportation Accessories segment.

The results of these acquisitions are included in the Company's December 31, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the acquisitions of Tekonsha and SurePull occurred at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003 and 2002, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it is not a recurring expense.

	For the Year Ended December 31,
(in thousands)	2003		2002
	As Reported	Pro Forma	As Reported	Pro Forma
		(unaudited)		(unaudited)
Net sales	$905,400	$921,820	$750,250	$908,970
Operating profit	28,740	33,530	67,810	84,970
Income (loss) before cumulative effect of accounting change	(30,930)	(28,690)	1,870	4,800
Net loss	$(30,930)	$(28,690)	$(34,760)	$(31,830)
Loss per share:
Basic, as reported	$(1.54)	$(1.43)
Diluted, as reported	$(1.54)	$(1.43)
Weighted average common shares	20,047,090

In addition, the Company completed two minor asset acquisitions during 2003, one each in the Cequent Transportation Accessories and Industrial Specialties segments. The impact of the acquisitions to the Company's reported results is not material.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

6.    Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis using a measurement date of December 31, unless a change in business conditions occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company estimates the fair value of each reporting unit and compares it to the net asset carrying values. Similarly, the Company also reviews definite-lived intangible assets on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying values may not be recoverable.

During the fourth quarter of 2003, the Company recorded a non-cash, after tax goodwill impairment charge of $7.6 million related to the Company's precision cutting tools business within the Industrial Specialties segment. In 2003, this business experienced a lack of growth in end markets for its products. Sales, earnings and cash flow forecasts included in the Company's five year plan as of December 31, 2003, were revised, resulting in the goodwill impairment loss. The charge is included in determining operating profit in the accompanying statement of operations.

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

Changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2002	$165,300	$227,070	$53,230	$73,450	$519,050
Goodwill from acquisition	—	130,070	—	750	130,820
Reversal of restructuring reserve established in purchase accounting, net of tax	—	(370)	(100)	—	(470)
Impairment loss	—	—	—	(7,600)	(7,600)
Foreign currency translation and other	8,030	8,040	230	800	17,100
Balance, December 31, 2003	$173,330	$364,810	$53,360	$67,400	$658,900
Reversal of restructuring reserves established in purchase accounting, net of tax and other adjustments	—	(1,270)	(220)	—	(1,490)
Adjustment to tax contingencies established in purchase accounting	—	(7,000)	(530)	—	(7,530)
Foreign currency translation and other	4,920	2,720	—	460	8,100
Balance, December 31, 2004	$178,250	$359,260	$52,610	$67,860	$657,980

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2004 and 2003 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of December 31, 2004		As of December 31, 2003
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(10,710)	$26,500	$(8,090)
15 – 25 years	100,250	(16,970)	102,200	(11,140)
40 years	105,460	(11,230)	105,460	(8,600)
Total customer relationships	232,210	(38,910)	234,160	(27,830)
Trademark/Trade names	68,840	(4,280)	68,400	(4,200)
Technology and other:
1 – 15 years	28,160	(12,690)	27,740	(8,700)
17 – 30 years	38,720	(7,140)	38,530	(5,350)
Total technology and other	66,880	(19,830)	66,270	(14,050)
	$367,930	$(63,020)	$368,830	$(46,080)

Effective January 1, 2004, in conjunction with estimating useful lives and valuing identified intangible assets acquired in the acquistion of HammerBlow and Highland, the Company also reviewed the estimated useful lives of its existing trademarks/trade names. Because it is the Company's intent to maintain and continue to support, develop and market these trademarks/trade names in the future, the Company revised the useful life of such trademarks/trade names from 40 years to an indefinite life, and discontinued amortization of these intangibles prospectively. Had these intangible assets not been amortized in prior years, annual amortization expense would have been reduced approximately $1.4 million.

Amortization expense related to technology and other intangibles was approximately $6.8 million, $4.9 million and $4.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $14.3 million, $21.9 million and $8.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations. Amortization expense related to trademarks and trade names was approximately $1.4 million for each of the years ended December 31, 2003 and 2002, and is included in selling, general and administrative expense in the accompanying statement of operations. Included in these amounts are non-cash charges of $4.5 million, $11.0 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, to write-off customer relationship intangibles, as the Company no longer maintains a sales relationship with several customers as a result of business or other financial considerations.

Estimated amortization expense for the next five fiscal years beginning after December 31, 2004 is as follows: 2005 - $15.9 million; 2006 - $14.4 million; 2007 - $13.8 million; 2008 - $13.8 million, and; 2009 - $13.7 million.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

7.    Restructurings

During 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves during the years ended December 31, 2004 and 2003 is summarized below:

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2002	$—	$—	$—	$—
Establishment of reserves	7,390	880	1,380	9,650
Cash payments	(2,250)	—	—	(2,250)
Reserve at December 31, 2003	5,140	880	1,380	7,400
Establishment of reserves	2,190	—	—	2,190
Cash payments	(4,250)	—	(210)	(4,460)
Reversal of restructuring reserves (non-cash)	(2,060)	—	(640)	(2,700)
Reserve at December 31, 2004	$1,020	$880	$530	$2,430

Of the $2.2 million and $9.7 milion reserves established during 2004 and 2003, respectively, $1.3 million and $2.2 million is included in cost of sales and $0.9 million and $1.6 million is included in selling, general and administrative expense in the accompanying statement of operations, respectively. The remaining $5.9 million of the 2003 reserve was established in purchase accounting in connection with the HammerBlow and Highland acquistions.

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations will be consolidated into an existing facility. This action will result in the elimination of approximately 70 positions, of which approximately 60 have been eliminated as of December 31, 2004. The severance and facility costs are expected to be fully paid by the end of the second quarter of 2005.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions resulted in the elimination of approximately 160 positions. Additional severance amounts have been added to the restructuring reserve during 2004 as certain employees have earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid through the second quarter of 2005.

Also during the second quarter of 2003, the Company's Industrial Specialties segment adopted a plan to centralize certain gasket applications and distribution activities within a single facility. In addition, the group rationalized the back office general and administrative support within certain of its branch service centers. These actions resulted in the elimination of approximately 70 positions during 2003. The remaining severance amounts are expected to be paid through the first quarter of 2006.

During the first quarter of 2004, the Company finalized its restructuring plan with respect to the HammerBlow and Highland acquisitions, resulting in a non-cash reduction in the recorded restructuring reserve of approximately $2.7 million. The offsetting after-tax amount was recorded as a reduction to goodwill.

In addition to the restructuring plans initiated in 2003 and 2004, the Company continues implementation activities of its restructuring plan adopted in connection with the acquisition of Metaldyne by Heartland in November 2000. In connection with this restructuring plan, approximately 580 jobs were eliminated. The Company also closed, consolidated and rationalized certain operations and back office

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

facilities as a part of this restructuring plan. The Company expects the payment of closure costs related to these facilities to run out through 2005.

The following table summarizes reserves established in purchase accounting in connection with the November 2000 plan and the subsequent related activity:

(in thousands)	Severance	Closure Costs	Total
Reserve at December 31, 2002	$4,590	$2,480	$7,070
Cash payments	(3,180)	(840)	(4,020)
Reversal of restructuring reserves (non-cash)	—	(690)	(690)
Reserve at December 31, 2003	1,410	950	2,360
Cash payments	(1,240)	(340)	(1,580)
Reversal of restructuring reserves (non-cash)	(170)	—	(170)
Reserve at December 31, 2004	$—	$610	$610

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.9 million and $1.4 million for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company's funding under the facility was approximately $48.0 million and $0, respectively, with an additional $0.2 million and $49.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $70.1 million and $0, at December 31, 2004 and 2003, respectively. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of December 31, 2004 and 2003, the financing costs were based on an average liquidation period of the portfolio of approximately 1.4 and 1.5 months, respectively, and average discount rate of 3.5% and 2.2%, at December 31, 2004 and 2003, respectively.

9.    Inventories

Inventories consist of the following components:

(in thousands)	December 31, 2004	December 31, 2003
Finished goods	$87,010	$68,060
Work in process	25,810	17,770
Raw materials	67,220	38,260
Total inventories	$180,040	$124,090

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

10.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	December 31, 2004	December 31, 2003
Land and land improvements	$6,110	$3,240
Buildings	62,270	52,840
Machinery and equipment	217,960	190,290
	286,340	246,370
Less: Accumulated depreciation	87,730	58,950
Property and equipment, net	$198,610	$187,420

Depreciation expense was approximately $23.4 million, $26.4 million and $25.3 million for the years ended December 31, 2004, 2003 and 2002.

In the fourth quarter of 2004, the Company recorded an impairment charge of approximately $10.7 million in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Of this amount, approximately $8.3 million relates to the write-down of the net book value of land, building and certain equipment within our Fastening Systems segment. In connection with a restructuring plan initiated in 2003, substantially all operations were moved from its Lakewood, Ohio facility into its Frankfort, Indiana facility. This move was completed during the fourth quarter of 2004, although certain of the equipment was not moved and has been abandoned. The building is classified as "held for sale" and is being actively marketed as such. Based on these factors, the building has been written-down to estimated fair value less costs to sell, and the equipment has been entirely written-off as abandoned. In addition, approximately $2.3 million of the impairment charge relates to the write-down of a building and certain equipment as a result of the consolidation of two exisiting facilities within the Industrial Specialties segment into a single facility. This consolidation activity was initiated as a result of a 2003 restructuring plan and was completed during the fourth quarter of 2004. The net book value of the assets held for sale is $3.1 million.

11.    Accrued Liabilities

(in thousands)	December 31, 2004	December 31, 2003
Self-insurance	$14,840	$14,150
Vacation, holiday and bonus	16,580	14,580
Other	36,760	46,370
Total accrued liabilities	$68,180	$75,100

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

12.    Long-term Debt

The Company's long-term debt at December 31, 2004, net of the unamortized discount of $2.3 million and unamortized premium of $0.7 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	December 31, 2004	December 31, 2003
Bank debt	$301,710	$291,780
9 7/8% senior subordinated notes, due June 2012	436,210	436,070
Other	100	8,130
	738,020	735,980
Less: Current maturities, long-term debt	2,990	10,920
Long-term debt	$735,030	$725,060

On June 6, 2002, in connection with the issuance of common stock and related financing transactions, the Company entered into two long-term financing arrangements. In the first arrangement, the Company issued $352.8 million face value of 9 7/8% senior subordinated notes due 2012 ("Notes") in a private placement under Rule 144A of the Securities Act of 1933, as amended. Additionally, on December 10, 2002, the Company issued an additional $85.0 million face value 9 7/8% senior subordinated notes due 2012 pursuant to the June 6, 2002 indenture. The Notes were issued at a premium of approximately $0.9 million. The Notes were issued to obtain cash to repurchase approximately $20.0 million of TriMas common stock owned by Metaldyne, to fund potential acquisitions, for debt repayment and for other general corporate purposes.

In the second long-term financing arrangement, the Company entered into a credit facility ("Credit Facility") with a group of banks consisting of a $260.0 million senior term loan which matures December 31, 2009. The Company subsequently amended and restated the Credit Facility on June 6, 2003, and further amended it on December 17, 2003 and December 21, 2004, principally to increase the term loan facility from $260.0 million to $335.0 million and to modify certain restrictive financial covenants. The term loan is payable in quarterly installments of approximately $0.7 million. In addition to the term loan, the Credit Facility includes an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. At December 31, 2004 and 2003, the Company had letters of credit of approximately $27.1 million and $26.0 million, respectively, issued and outstanding. The Company pays a commitment fee, ranging from 0.50% to 0.75%, with respect to unused principal commitments, net of letters of credit issued, under the Credit Facility. The obligations under the Credit Facility are collateralized by substantially all of the Company's assets and unconditionally and irrevocably guaranteed jointly and severally by TriMas Corporation, the parent company, and each of the borrowers existing and subsequently acquired or organized domestic subsidiaries, other than TSPC, pursuant to the terms of a separate guarantee agreement. Although no foreign subsidiaries are currently borrowers under the Credit Facility, such entities may borrow under the facility in the future.

Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's Leverage Ratio, as defined, and is 2.25% on base rate loans and 3.25% on Eurodollar loans at December 31, 2004. The effective interest rate on credit facility borrowings was 5.69% and 4.65% at December 31, 2004 and 2003, respectively.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, approximately $812.8 million and $806.9 million at December 31, 2004 and 2003, respectively, are presented in the financial information in Note 22. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2004.

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

At any time prior to June 15, 2005, TriMas may redeem up to 35% of the aggregate principal amount of Notes issued at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings; provided that: (1) at least 65% of the aggregate principal amount of Notes issued under the indenture remains outstanding immediately after the occurrence of such redemption, and (2) the redemption occurs within 120 days of the date of the closing of such equity offering. Except as outlined herein, the Notes are not redeemable at the Company's option prior to June 15, 2007.

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

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2004, the Company was in compliance with all such covenant requirements.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

As of the years ended December 31, 2004 and 2003, the Company has capitalized debt issuance costs paid of approximtately $18.7 million and $17.1 million, respectively, associated with the Credit Facility. Also, as of the years ended December 31, 2004 and 2003, the Company has capitalized debt issuance costs paid of approximately $19.5 million and $19.4 million, respectively, associated with the Notes. These amounts consist primarily of legal, accounting and transaction advisory fees, and facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the term of the Credit Facility and Notes, respectively. Unamortized debt issuance costs of approximately $13.2 million and $14.0 million related to the Credit Facility and approximately $14.7 million and $16.6 million related to the Notes are included in other assets in the accompanying balance sheet at December 31, 2004 and 2003, respectively.

Future maturities of the face value of long-term debt at December 31, 2004 are as follows:

Year Ending December 31:	(in thousands)
2005	$2,990
2006	2,890
2007	15,700
2008	2,890
2009	277,340
Thereafter	437,770
Total	$739,580

13.    Leases

TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $22.1 million in 2004, $16.2 million in 2003 and $8.4 million in 2002.

During 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain of its machinery and equipment and facilities. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $8.4 million. The Company has a fifteen year lease term with respect to a leaseback of three facilities which require annual lease payments of approximately $1.7 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving credit facility. In connection with these sale-leaseback transactions, the Company recognized losses during 2003 of approximately $18.2 million and a deferred gain of approximately $4.6 million in the third quarter of 2003. The loss on disposition of property and equipment is separately identified in the accompanying statement of operations for all periods presented while the deferred gain is included in other long-term liabilities in the accompanying balance sheet and is being amortized to income over the life of the respective lease.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2004 are summarized below:

Year Ended December 31:	(in thousands)
2005	$25,570
2006	23,240
2007	21,610
2008	20,180
2009	18,930
Thereafter	96,410
Total	$205,940

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

14.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up costs will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While, based upon our present knowledge and subject to future legal and factual developments, we do not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flow, future legal and factual developments may result in materially adverse expenditures.

As of March 3, 2005, we were a party to approximately 1,381 pending cases involving an aggregate of approximately 18,779 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 12 years ago, have been approximately $2.7 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $4.6 million and $6.4 million in 2004 and 2003, respectively. During 2004, the Company also settled certain assumed contractual obligations, resulting in an increase in the Company's liability of approximately $0.8 million. The remaining assumed liabilities of approximately $6.9 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at December 31, 2004.

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

Net investment and advances reflected the accumulation of transactions between TriMas and Metaldyne through June 6, 2002 and between Fittings and Metaldyne through May 9, 2003. These transactions included operating results, management fees and advances, as discussed below:

•	TriMas was charged a management fee by Metaldyne for various corporate support staff and administrative services. Such fees approximated one percent of net sales and amounted to $3.5 million in 2002.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

•	Certain of TriMas' employee benefit plans and insurance coverages are administered by Metaldyne. These costs as well as other costs incurred on TriMas' behalf were charged directly to TriMas.

•	TriMas was also charged interest expense at various rates on the debt attributed to TriMas from Metaldyne and on the outstanding advance balance from Metaldyne. These charges, including thoses related to the Fittings business, aggregated $30.3 million in 2002.

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

In May 2003, in connection with the Fittings acquisition, the Company agreed to sublease from Metaldyne the Fittings facility in Livonia, Michigan. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in each of the years ended December 31, 2004 and December 31, 2003.

Heartland Industrial Partners

In connection with the common stock issuance and related financing transactions in 2002, TriMas paid Heartland transaction advisory fees of $9.8 million. Of this amount, approximately $3.9 million related to equity transaction costs and were netted against proceeds of the common stock issuance recorded in paid-in capital in the accompanying balance sheet. Approximately $5.9 million related to costs incurred in connection with the original Notes issuance and obtaining the Credit Facility. These amounts were capitalized as debt issuance costs related to these financing transactions and included in other assets in the accompanying balance sheet. The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During 2004, 2003 and 2002, Heartland was paid $4.3 million, $4.6 million and $2.8 million, respectively, for such fees and expenses under this agreement and such amounts are included in selling, general and administrative expense in the accompanying statement of operations.

In December 2002, TriMas paid Heartland approximately $0.9 million in connection with the issuance of the additional $85.0 million of Notes. Such fees have been capitalized as a component of other assets in the accompanying balance sheet and are being amortized over the life of the Notes.

Related Party Sales

During 2004, 2003 and 2002, the Company sold fastener products to Metaldyne in the amount of approximately $0.4 million, $0.4 million and $0.5 million, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $7.5 million, $4.5 million and $4.7 million, respectively. These amounts are included in net sales in the accompanying statement of operations.

16.    Employee Benefit Plans

Pension and Profit-Sharing Benefits

On January 1, 2003, TriMas implemented a new defined contribution profit sharing plan for the benefit of substantially all TriMas' domestic salaried and non-union hourly employees. The plan contains both

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

noncontributory profit sharing arrangements and contributory plans, as defined. Aggregate charges included in the accompanying statement of operations under this plan were $3.2 million in both 2004 and 2003.

Effective through December 31, 2002, substantially all TriMas salaried employees participated in Metaldyne-sponsored noncontributory profit-sharing and/or contributory defined contribution plans, to which payments were approved annually by Metaldyne's Board of Directors. Aggregate charges included in the accompanying statement of operations under these plans were approximately $2.6 million in 2002. In addition, TriMas salaried and non-union hourly employees participated in defined benefit pension plans sponsored by Metaldyne. The expense for these plans was approximately $1.8 million in 2002.

On June 6, 2002, the Metaldyne defined benefit pension plans were curtailed with respect to TriMas employees. Service and salary continued to accrue for the TriMas employees for benefit purposes until December 31, 2002. The liability for these plans remained the obligation of Metaldyne.

TriMas' foreign and union hourly employees participate in defined benefit pension plans. Certain Metaldyne employees also participated in the TriMas union hourly plans. In connection with TriMas' recapitalization, the Metaldyne employees and the related plan assets were transferred out of the plans, with the plans continuing with TriMas employees only. The plan assets were allocated between Metaldyne and TriMas employees, and a greater portion of the plan assets were attributed to Metaldyne employees based on statutory asset allocation rules.

In connection with the June 6, 2002 transactions, the Company also assumed a liability of approximately $0.5 million related to a defined benefit restoration plan for certain TriMas employees. As a part of the restructuring activities during 2002, this plan was curtailed, yielding a curtailment gain of approximately $0.2 million.

Postretirement Benefits

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

Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees includes the following components:

	(in thousands)
	Pension Benefit			Postretirement Benefit
	2004	2003	2002	2004	2003	2002
Service cost	$770	$730	$680	$100	$80	$90
Interest cost	1,680	1,570	1,120	370	420	480
Expected return on assets	(1,810)	(1,590)	(1,430)	—	—	—
Amortization of prior-service cost	10	20	30	—	—	—
Curtailment (gain) loss	—	890	(240)	—	—	—
Settlement loss	410	—	—	—	—	—
Amortization of net loss	180	70	—	70	110	100
Net periodic pension cost	$1,240	$1,690	$160	$540	$610	$670

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans at December 31 are as follows:

	Pension Benefit			Postretirement Benefit
	2004	2003	2002	2004	2003	2002
Discount rate for obligations	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Discount rate for benefit costs	6.25%	6.75%	7.60%	6.25%	6.75%	7.60%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A

The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans at December 31 are as follows:

	Pension Benefit
	2004	2003	2002
Discount rate for obligations	6.15%	6.20%	6.90%
Discount rate for benefit costs	6.20%	6.90%	7.00%
Rate of increase in compensation levels	3.65%	3.65%	4.50%
Expected long-term rate of return on plan assets	8.55%	8.80%	9.00%

The following provides a reconciliation of the changes in TriMas' defined benefit pension plans and postretirement benefit plans' projected benefit obligations and fair value of assets covering foreign employees and union hourly employees for each of the years ended December 31, 2004 and 2003 and the funded status as of December 31, 2004 and 2003:

	(in thousands)
	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(27,960)	$(17,640)	$(6,870)	$(7,720)
Service cost	(770)	(730)	(100)	(80)
Interest cost	(1,680)	(1,570)	(370)	(420)
Participant contributions	(80)	(90)	(80)	(50)
Actuarial loss	(860)	(2,590)	850	740
Benefit payments	2,810	1,480	550	660
Addition of HammerBlow defined benefit pension plan	—	(5,040)	—	—
Curtailment loss	—	(570)	—	—
Change in foreign currency	(810)	(1,170)	—	—
Plan amendments	—	(40)	—	—
Projected benefit obligations at December 31	$(29,350)	$(27,960)	$(6,020)	$(6,870)
Accumulated benefit obligations at December 31	$(28,440)	$(25,780)	$(6,020)	$(6,870)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

	(in thousands)
	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Changes in Plan Assets
Fair value of plan assets at January 1	$18,820	$12,750	$—	$—
Actual return on plan assets	1,960	1,420	—	—
Employer contributions	2,110	2,350	470	610
Participant contributions	80	90	80	50
Benefit payments	(2,810)	(1,480)	(550)	(660)
Addition of HammerBlow defined benefit pension plan	—	2,300	—	—
Changes in foreign currency	940	1,390	—	—
Fair value of plan assets at December 31	$21,100	$18,820	$—	$—

	(in thousands)
	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Funded Status
Plan assets less than projected benefits at December 31	$(8,250)	$(9,140)	$(6,020)	$(6,870)
Unrecognized prior-service cost	60	70	—	—
Unrecognized net loss	8,750	8,380	1,480	2,410
Net asset (liability) recognized at December 31	$560	$(690)	$(4,540)	$(4,460)

	(in thousands)
	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Components of the Net Asset Recognized
Prepaid benefit cost	$4,370	$4,140	$—	$—
Accrued benefit liability	(10,760)	(10,110)	(4,540)	(4,460)
Intangible asset	60	70	—	—
Accumulated other comprehensive loss	6,890	5,210	—	—
Net asset recognized at December 31	$560	$(690)	$(4,540)	$(4,460)

	(in thousands)
	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$16,720	$22,870	$6,020	$6,870
Plan assets	7,330	10,970	—	—
Benefit obligation in excess of plan assets	$9,390	$11,900	$6,020	$6,870

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company expects to make contributions of approximately $1.9 million to fund its pension plan and $0.5 million to fund its other postretirement benefit plan during 2005.

Plan Assets

The weighted average asset allocation of the Company's pension plans and postretirement benefit plans assets at September 30, 2004 and 2003 were as follows:

	Pension Benefit		Postretirement Benefit
	2004	2003	2004	2003
Equity securities	63%	63%	N/A	N/A
Debt securities	37%	36%	N/A	N/A
Real estate	0%	0%	N/A	N/A
Cash	0%	1%	N/A	N/A
Total	100%	100%	N/A	N/A

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

Estimated Future Benefit Payments.    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	(in thousands)
	Pension Benefit	Postretirement Benefit
2005	$3,820	$480
2006	1,510	460
2007	1,570	480
2008	1,660	530
2009	1,740	550
Years 2010-2014	9,910	2,540

The discount rate used in determining the accumulated postretirement benefit obligation was 6.00% in 2004 and 6.25% in 2003. The measurement date used is September 30. The assumed health care cost trend rate in 2004 was 9.50%, decreasing to an ultimate rate in 2013 of 5.00%. If the assumed medical cost trend rates were increased by 1.0%, the accumulated postretirement benefit obligations would increase by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $40,000. If the assumed medical cost trend rates were decreased by 1.0%, the accumulated postretirement benefit obligations would decrease by $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $40,000. The Company expects to receive employee contributions of approximately $0.1 million and to make contributions of approximately $0.5 million to fund its post-retirement benefit obligations in 2005.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

17.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of December 31, 2004, the Company has 1,826,117 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and an exercise price of $20. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

A summary of the status of our options as of December 31, 2004 and 2003, and changes during the years then ended, is presented below:

	2004	2003
Outstanding at January 1	1,717,567	—
Granted	150,380	1,825,911
Exercised	—	—
Cancelled	(41,830)	(108,344)
Outstanding at December 31	1,826,117	1,717,567
Weighted-average useful life at December 31	7.8 years	8.6 years
Options exercisable at December 31	—	—

During 2001, certain TriMas employees were granted a total of 336,763 Metaldyne stock options under the Metaldyne Long Term Equity Incentive Plan. Of this amount, 81,640 options vested while the remaining 255,123 options were canceled in connection with the June 6, 2002 transactions. In connection with the June 6, 2002 stock purchase agreement, each vested Metaldyne option was to be converted into one option to purchase TriMas common stock. As of December 31, 2003, all 81,640 Metaldyne stock options issued to TriMas employees were converted into TriMas stock options and are vested under the Plan.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25. During 2004, the Company recorded approximately $0.6 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is recorded in selling, general and administrative expenses in the accompanying statement of operations.

The weighted average fair value on the measurement date for the options granted in 2004 and 2003 was $2.01 and $2.25, respectively. Had stock option compensation expense been determined pursuant to the methodology of SFAS No. 123, the Company would have recorded an after-tax compensation charge of approximately $0.8 million and $0.9 million in the years ended December 31, 2004 and 2003.

The fair value of these stock options was estimated at the date of grant using the minimum value method, assuming no dividends or volatility, with the following weighted-average assumptions:

	2004	2003
Risk free interest rate	2.7%	3.0%
Expected option term life in years	4	4

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares became free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received increased by 6% per annum from the stated $16.90 per share value. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $4.8 million in 2003 and $4.3 million in 2002. TriMas did not recognize any compensation expense related to this plan in 2004 and obligations accrued related thereto were fully paid in 2004.

18.    Segment Information

TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2003, the Company re-aligned its operating segments and appointed a president for its Fastening Systems segment. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has four operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

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

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. Legacy restricted stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland and was fully paid in January 2004. For purposes of this Note, the Company defines operating net assets as total assets less current liabilities.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	(in thousands)
	2004	2003	2002
Net Sales
Rieke Packaging Systems	$129,220	$119,100	$109,050
Cequent Transportation Accessories	511,300	427,410	282,400
Industrial Specialties	248,680	217,890	209,310
Fastening Systems	155,960	141,000	149,490
Total	$1,045,160	$905,400	$750,250
Adjusted EBITDA
Rieke Packaging Systems	$39,000	$37,250	$36,880
Cequent Transportation Accessories	70,260	57,740	43,780
Industrial Specialties	29,680	31,560	32,080
Fastening Systems	1,250	7,330	10,410
Corporate expenses and management fees	(22,720)	(20,140)	(13,620)
Total	$117,470	$113,740	$109,530
Depreciation and Amortization
Rieke Packaging Systems	$8,590	$10,860	$8,190
Cequent Transportation Accessories	18,070	19,300	12,640
Industrial Specialties	7,150	10,590	9,210
Fastening Systems	10,460	13,720	9,530
Corporate	240	380	150
Total	$44,510	$54,850	$39,720
Goodwill Impairment
Industrial Specialties	$—	$7,600	$—
Operating Profit
Rieke Packaging Systems	$29,970	$25,300	$26,680
Cequent Transportation Accessories	51,610	37,370	31,800
Industrial Specialties	20,200	7,460	23,050
Fastening Systems	(17,420)	(16,010)	3,120
Corporate expenses and management fees	(22,000)	(20,550)	(12,530)
Legacy stock award expense	—	(4,830)	(4,310)
Total	$62,360	$28,740	$67,810
Operating Net Assets
Rieke Packaging Systems	$355,010	$270,650	$337,160
Cequent Transportation Accessories	656,460	672,140	393,770
Industrial Specialties	159,250	171,210	203,000
Fastening Systems	168,500	193,490	225,200
Corporate	(26,070)	7,990	132,280
Total	$1,313,150	$1,315,480	$1,291,410
Capital Expenditures
Rieke Packaging Systems	$14,740	$11,280	$10,720
Cequent Transportation Accessories	12,830	7,390	12,320
Industrial Specialties	5,730	5,580	4,180
Fastening Systems	9,410	7,200	6,320
Corporate	280	240	450
Total	$42,990	$31,690	$33,990

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company's export sales approximated $85.0 million, $74.1 million and $39.4 million in 2004, 2003, and 2002, respectively.

The following table presents the TriMas non-United States (US) revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-US country for which revenue and net assets were material to the combined revenues and net assets of TriMas taken as a whole.

	2004		(in thousands) 2003		2002
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
Europe	$51,370	$98,570	$47,110	$90,930	$39,070	$83,000
Australia	50,250	33,680	39,230	27,680	29,050	26,000
Asia	1,420	5,740	250	750	—	—
Other North America	87,170	61,390	74,090	72,010	33,760	27,000
Total non-US	$190,210	$199,380	$160,680	$191,370	$101,880	$136,000

19.    Income Taxes

	(in thousands)
	2004	2003	2002
Income (loss) before income tax expense:
Domestic	$(41,410)	$(59,250)	$(14,810)
Foreign	34,930	22,730	19,500
	$(6,480)	$(36,520)	$4,690
Income tax expense (benefit):
Current expense (benefit):
Federal	$(10)	$210	$3,520
State and local	1,940	1,320	620
Foreign	11,280	8,020	5,460
Deferred expense (benefit):
Federal	(16,830)	(15,220)	(8,650)
Foreign	(670)	80	1,870
	$(4,290)	$(5,590)	$2,820

The components of deferred taxes at December 31, 2004 and 2003 are as follows:

	(in thousands)
	2004	2003
Deferred tax assets:
Inventories	$4,500	$1,790
Accounts receivable	2,570	1,710
Accrued liabilities and other long-term liabilities	29,420	13,070
Net operating loss	27,220	23,000
Deferred tax liabilities:
Property and equipment	(28,550)	(53,350)
Intangible assets	(136,790)	(120,360)
U.S. tax on undistributed foreign earnings	(3,100)	(3,100)
Other, principally prepaid expenses	(11,280)	(890)
Net deferred tax liability	$(116,010)	$(138,130)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2004 and 2003, net deferred taxes are classified in the accompanying balance sheet as follows:

	2004			2003
	Current	Long-term	Total	Current	Long-term	Total
Deferred tax assets	$18,870	$44,840	$63,710	$11,720	$27,850	$39,570
Deferred tax liabilities	(1,340)	(178,380)	(179,720)	(820)	(176,880)	(177,700)
Net deferred taxes	$17,530	$(133,540)	$(116,010)	$10,900	$(149,030)	$(138,130)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) before income taxes:

	(in thousands)
	2004	2003	2002
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(2,270)	$(12,780)	$1,640
State and local taxes, net of federal tax benefit	720	860	400
Higher effective foreign tax rate	(1,610)	150	500
U.S. tax on undistributed foreign earnings	—	3,100	—
Goodwill impairment	—	2,660	—
Non-deductible expenses	300	250	220
Controlled foreign corporation income	350	—	70
Benefit of extraterritorial income exclusion	(1,260)	(350)	—
Other, net	(520)	520	(10)
Income tax expense (benefit)	$(4,290)	$(5,590)	$2,820

Through June 6, 2002, the Company's results were included in Metaldyne's consolidated income tax returns and the provision for income tax expense (benefit) has been calculated as if the Company filed a separate income tax return(s). As a result of the common stock issuance and related financing transactions that occurred on June 6, 2002, the Company no longer files a consolidated return with Metaldyne and its subsidiaries for U.S. Federal and for certain states' income tax purposes after such date.

Liabilities for U.S. federal and state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne. Under the terms of the TriMas stock purchase agreement, the income of the Company through June 6, 2002 (inclusive of interest push-down) was absorbed by the Metaldyne and subsidiaries consolidated loss and the Company was not required to reimburse Metaldyne. The 2002 current federal tax provision of $3.5 million approximates this amount with an offsetting adjustment to equity. Liabilities for U.S. federal and state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne.

As of December 31, 2004, the Company has unused U.S. net operating loss ("NOL") carryforwards of approximately $65.9 million, which expire in 2024. The Company is required to reimburse Metaldyne for the utilization of $6.3 million of NOL, which were generated through June 6, 2002, as it occurs. A $2.2 million payable to Metaldyne was recorded upon separation in relation to such NOL. Additionally, the Company has approximately $6.1 million of various state operating loss carryforwards that expire over a variety of dates through 2024.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The American Jobs Creation Act of 2004 introduced a one-time dividends received deduction on the repatriation of certain foreign earnings. It is the Company's intention to maximize the benefits of the repatriation provision. The Company is beginning to analyze the effects of such provision and expects to finalize its plans during the third or fourth quarters of 2005. At this time, it is reasonable to anticipate that the Company will repatriate foreign earnings in the range of $8.1 million and the maximum unremitted earnings of $144.2 million. The Company anticipates the associated tax to range from $0.5 million to $7.8 million. As of December 31, 2004, the Company has provided for

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

applicable federal taxes of $3.1 million on foreign earnings anticipated to be remitted. Such amount will be adjusted accordingly during 2005 when it becomes reasonable to estimate the income tax effects of the anticipated repatriation.

Tax expense (benefit) for the period January 1, 2002 through December 31, 2002 is shown before the cumulative effect of change in recognition and measurement of goodwill impairment of $36.6 million, for which no tax benefit is available.

Cash taxes paid with respect to state and foreign jurisdictions were $10.2 million and $8.5 million in 2004 and 2003, respectively. Cash taxes paid with respect to foreign jurisdictions were $3.1 million in 2002.

20.    Summary Quarterly Financial Data (unaudited, in thousands)

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$260,900	$284,210	$257,100	$242,950
Gross profit	64,100	75,250	60,730	51,330
Net income (loss) before cumulative effect of change in accounting principle	2,220	8,960	2,170	(15,540)
Net income (loss)	2,220	8,960	2,170	(15,540)

	For the Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$217,970	$250,150	$235,990	$201,290
Gross profit	55,590	65,470	63,340	47,570
Net income (loss) before cumulative effect of change in accounting principle	(7,020)	(1,420)	3,670	(26,160)
Net income (loss)	(7,020)	(1,420)	3,670	(26,160)

21.    Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

Under an indenture dated June 6, 2002, TriMas Corporation, the parent company ("Parent"), issued 9 7/8% senior subordinated notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantees are full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$520	$2,570	$—	$3,090
Receivables, trade	—	70,530	27,010	(4,150)	93,390
Receivables, intercompany	—	5,270	—	(5,270)	—
Inventories	—	154,390	25,650	—	180,040
Deferred income taxes	—	17,210	320	—	17,530
Prepaid expenses and other current assets	—	7,360	1,090	—	8,450
Total current assets	—	255,280	56,640	(9,420)	302,500
Investments in subsidiaries	812,820	133,010	—	(945,830)	—
Property and equipment, net	—	147,350	51,260	—	198,610
Goodwill	—	544,270	113,710	—	657,980
Intangibles and other assets	30,470	376,670	22,760	(66,790)	363,110
Total assets	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	—	102,280	32,950	—	135,230
Accounts payable, intercompany	—	—	5,270	(5,270)	—
Accrued liabilities	1,920	59,030	11,380	(4,150)	68,180
Due to Metaldyne	—	2,650	—	—	2,650
Total current liabilities	1,920	166,950	49,600	(9,420)	209,050
Long-term debt	436,210	299,440	50,360	(50,980)	735,030
Deferred income taxes	—	138,100	11,250	(15,810)	133,540
Other long-term liabilities	—	35,010	150	—	35,160
Due to Metaldyne.	—	4,260	—	—	4,260
Total liabilities	438,130	643,760	111,360	(76,210)	1,117,040
Total shareholders' equity	405,160	812,820	133,010	(945,830)	405,160
Total liabilities and shareholders' equity	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$872,980	$197,510	$(25,330)	$1,045,160
Cost of sales	—	(676,720)	(142,360)	25,330	(793,750)
Gross profit	—	196,260	55,150	—	251,410

Selling, general and administrative expenses	—	(157,620)	(19,990)	—	(177,610)
Gain (loss) on dispositions of property and equipment	—	(100)	(690)	—	(790)
Impairment of assets	—	(10,650)	—	—	(10,650)
Impairment of goodwill	—	—	—	—	—
Operating profit	—	27,890	34,470	—	62,360

Other income (expense), net:
Interest expense	(43,750)	(23,340)	(5,560)	5,000	(67,650)
Other income (expense), net	(1,630)	580	4,860	(5,000)	(1,190)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(45,380)	5,130	33,770	—	(6,480)
Income tax (expense) benefit	15,820	(1,800)	(9,730)	—	4,290
Equity in net income (loss) of subsidiaries	27,370	24,040	—	(51,410)	—

Income (loss) before cumulative effect of change in accounting principle	(2,190)	27,370	24,040	(51,410)	(2,190)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	—	—
Net income (loss)	$(2,190)	$27,370	$24,040	$(51,410)	$(2,190)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$760,260	$162,990	$(17,850)	$905,400
Cost of sales	—	(574,430)	(116,850)	17,850	(673,430)
Gross profit	—	185,830	46,140	—	231,970

Selling, general and administrative expenses	—	(152,510)	(23,010)	—	(175,520)
Gain (loss) on dispositions of property and equipment	—	(19,380)	(730)	—	(20,110)
Impairment of assets	—	—	—	—	—
Impairment of goodwill	—	(7,600)	—	—	(7,600)
Operating profit	—	6,340	22,400	—	28,740

Other income (expense), net:
Interest expense	(46,080)	(18,830)	(780)	910	(64,780)
Other income (expense), net	—	2,560	(2,130)	(910)	(480)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(46,080)	(9,930)	19,490	—	(36,520)
Income tax (expense) benefit	11,150	2,320	(7,880)	—	5,590
Equity in net income (loss) of subsidiaries	4,000	11,610	—	(15,610)	—

Income (loss) before cumulative effect of change in accounting principle	(30,930)	4,000	11,610	(15,610)	(30,930)
Cumulative effect of change in recognition and measurement of goodwill impairment	—	—	—	—	—
Net income (loss)	$(30,930)	$4,000	$11,610	$(15,610)	$(30,930)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combined Statement of Operations
(in thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Net sales	$—	$666,980	$99,410	$(16,140)	$750,250
Cost of sales	—	(502,760)	(69,040)	16,140	(555,660)
Gross profit	—	164,220	30,370	—	194,590
Selling, general and administrative expenses	(340)	(112,740)	(11,900)	—	(124,980)
Gain (loss) on dispositions of property and equipment	—	(1,770)	(30)	—	(1,800)
Impairment of assets	—	—	—	—	—
Impairment of goodwill	—	—	—	—	—
Operating profit	(340)	49,710	18,440	—	67,810

Other income (expense), net:
Interest expense	(21,300)	(37,860)	(2,600)	950	(60,810)
Other income (expense), net	(2,110)	(1,690)	2,440	(950)	(2,310)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,750)	10,160	18,280	—	4,690
Income tax (expense) benefit	7,410	(3,220)	(7,010)	—	(2,820)
Equity in net income (loss) of subsidiaries	(18,420)	11,270	—	7,150	—

Income (loss) before cumulative effect of change in accounting principle	(34,760)	18,210	11,270	7,150	1,870
Cumulative effect of change in recognition and measurement of goodwill impairment	—	(36,630)	—	—	(36,630)
Net income (loss)	$(34,760)	$(18,420)	$11,270	$7,150	$(34,760)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(43,230)	$64,730	$21,120	$—	$42,620

Cash Flows from Investing Activities:
Capital expenditures	—	(33,640)	(9,350)	—	(42,990)
Proceeds from sales of fixed assets	—	1,650	—	—	1,650
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(37,490)	(9,350)	—	(46,840)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on revolving credit facility	—	839,320	—	—	839,320
Repayments of borrowings on revolving credit facility	—	(826,500)	—	—	(826,500)
Debt issuance costs	—	(1,370)	—	—	(1,370)
Payments on notes payable	—	(8,030)	—	—	(8,030)
Intercompany transfers (to) from subsidiaries	43,230	(31,430)	(11,800)	—	—
Net cash provided by (used for) financing activities	43,230	(30,900)	(11,800)	—	530

Cash and Cash Equivalents:
Decrease for the year	—	(3,660)	(30)	—	(3,690)
At beginning of year	—	4,180	2,600	—	6,780
At end of year	$—	$520	$2,570	$—	$3,090

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(42,960)	$54,850	$29,470	$—	$41,360

Cash Flows from Investing Activities:
Capital expenditures	—	(24,910)	(6,780)	—	(31,690)
Proceeds from sales of fixed assets	—	76,180	—	—	76,180
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)
Net cash used for investing activities	—	(123,530)	(37,750)	—	(161,280)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	35,200	—	—	—	35,200
Repurchase of common stock	(20,000)	—	—	—	(20,000)
Proceeds from borrowings on senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(42,600)	—	—	(42,600)
Proceeds from borrowings on revolving credit facility	—	390,700	—	—	390,700
Repayments of borrowings on revolving credit facility	—	(390,700)	—	—	(390,700)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Increase (decrease) in Metaldyne Corporation net investment and advances	—	(18,890)	—	—	(18,890)
Payments on notes payable	—	(600)	—	—	(600)
Issuance of note payable	—	300	—	—	300
Intercompany transfers (to) from subsidiaries	29,910	(26,920)	(2,990)	—	—
Net cash provided by (used for) financing activities	42,960	(13,710)	(2,990)	—	26,260

Cash and Cash Equivalents:
Increase (decrease) for the year	—	(82,390)	(11,270)	—	(93,660)
At beginning of year	—	86,570	13,870	—	100,440
At end of year	$—	$4,180	$2,600	$—	$6,780

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Combined Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2002
	Parent	Guarantor	Non- Guarantor	Eliminations	Combined Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(20,270)	$(18,300)	$16,570	$—	$(22,000)

Cash Flows from Investing Activities:
Capital expenditures	—	(29,360)	(4,630)	—	(33,990)
Proceeds from sales of fixed assets	—	5,720	—	—	5,720
Investment in HammerBlow	—	(9,000)	—	—	(9,000)
Acquisition of businesses, net of cash acquired	—	(1,920)	—	—	(1,920)
Other, net	—	100	—	—	100
Net cash used for investing activities	—	(34,460)	(4,630)	—	(39,090)

Cash Flows from Financing Activities:
Net proceeds from issuance of common stock	259,730	—	—	—	259,730
Proceeds from borrowings on senior credit facility	—	260,000	—	—	260,000
Issuance of senior subordinated debentures	435,850	—	—	—	435,850
Debt issuance costs	(18,760)	(13,160)	—	—	(31,920)
Repayment of bank debt attributed from Metaldyne	—	(440,760)	—	—	(440,760)
Net payments of other debt	—	(800)	—	—	(800)
Dividend to Metaldyne Corporation	(338,080)	—	—	—	(338,080)
Increase (decrease) in Metaldyne Corporation net investment and advances	(57,680)	71,320	90	—	13,730
Intercompany transfers (to) from subsidiaries	(260,790)	260,790	—	—	—
Net cash provided by (used for) financing activities	20,270	137,390	90	—	157,750

Cash and Cash Equivalents:
Increase (decrease) for the year	—	84,630	12,030	—	96,660
At beginning of year	—	1,940	1,840	—	3,780
At end of year	$—	$86,570	$13,870	$—	$100,440

[THIS PAGE INTENTIONALLY LEFT BLANK.]

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2004, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Changes in disclosure controls and procedures

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and as more fully disclosed in its Form 10Q for the quarterly period ended September 30, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment which resulted in uninvoiced accounts payable that were recorded in error as a reduction to cost of sales in the first two quarters of 2004. The Company evaluated the materiality of the impact of the accounting error relative to the levels of operating profit, pre-tax income, net income and earnings per share as previously reported in the Company's prior quarterly filings and concluded that the impact was material. As a result, the Chief Executive Officer and Chief Financial Officer chose to restate the Company's quarterly results for the periods affected by this error. Due to the control deficiencies described herein, the Company took the following steps during the quarterly period ended December 31, 2004, to strengthen its disclosure controls and procedures at its Consumer Products business unit:

•	Hired a new controller;

•	Revised the monthly closing process to address the control deficiencies noted; and

•	Provided supplemental resources from group and corporate office to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Samuel Valenti III	59	Chairman of the Board of Directors
Gary M. Banks	54	Director
Charles E. Becker	58	Director
Marshall A. Cohen	69	Director
Arthur W. Huge	59	Director
Timothy D. Leuliette	55	Director
W. Gerald McConnell	41	Director
Eugene A. Miller	67	Director
David A. Stockman	58	Director
Daniel P. Tredwell	47	Director
Grant H. Beard	44	President, Chief Executive Officer and Director
E.R. (Skip) Autry, Jr.	50	Chief Financial Officer
Lynn A. Brooks	51	President, Rieke Packaging Systems
Scott D. Hazlett	49	President, Cequent Transportation Accessories
Dwayne M. Newcom	44	Vice President, Human Resources
Edward L. Schwartz	43	President, Industrial Specialties and Fastening Systems
Joshua A. Sherbin	41	General Counsel and Secretary
Robert J. Zalupski	46	Vice President, Finance and Treasurer

Samuel Valenti III.    Mr. Valenti was elected as Chairman of our board of directors in June 2002 and is a Senior Managing Director of Heartland Industrial Partners, L.P. and Chairman of Valenti Capital LLC. He has been a director and President of Masco Capital Corporation since 1988. Mr. Valenti was formerly Vice President - Investments of Masco Corporation from May 1977 to October 1998.

Gary M. Banks.    Mr. Banks was elected as one of our directors in June 2002, and is a Senior Managing Director of Heartland Industrial Partners, L.P. He served as a Director of Documentum, Inc. from March 1999 until its sale in December 2003. Mr. Banks served as Vice President and Chief Information Officer of Sithe Energies, an electricity generation trading company in New York, from October 1999 to May 2000. From August 1998 to July 1999, he was Vice President and Chief Information Officer for Xerox Corporation, a manufacturing company. From June 1992 to July 1998, Mr. Banks served as Director MIS for the agricultural division of Monsanto Inc., a life sciences company. Before joining Monsanto, he spent 15 years with Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Banks is also a director of Metaldyne Corporation.

Charles E. Becker.    Mr. Becker was elected as a director in June 2002. For over 25 years, through 1998, Mr. Becker was the Chief Executive Officer and co-owner of Becker Group, Inc., a global automotive interiors components supplier. Becker Group, Inc. was sold to Johnson Controls, Inc. in 1998. In January 1999, Mr. Becker re-acquired ten North American plastic molding and tooling operations from Johnson Controls which subsequently became Becker Group, LLC. He served as the Chairman of Becker Group, LLC from the acquisition through 2001. Mr. Becker is also the owner and chairman of Becker Ventures, LLC, which was established in 1998 to invest in a variety of business ventures, including businesses in the manufacturing, real estate and service industries. Mr. Becker is also a director of Metaldyne Corporation.

Marshall A. Cohen.    Mr. Cohen was elected as one of our directors in January 2005. He is also a director of American International Group, Inc., Barrick Gold Corporation, The Toronto-Dominion Financial group, the Goldfarb Corporation, Lafarge Corporation, Premor, Inc., Metaldyne Corporation and Collins & Aikman Corporation. From November 1988 to September 1996, he was President and Chief Executive

Officer and director of the Molson Companies Limited. Mr. Cohen serves on the advisory boards of The Blackstone Group L.P. and Heartland Industrial Partners L.P.

Arthur W. Huge.    Mr. Huge was elected as one of our directors in January 2005. Since April 2001, Mr. Huge has served as the Vice President and Chief Financial Officer of Menasha Corporation. Prior to joining Menasha Corporation, Mr. Huge was the Executive Vice President and Chief Financial Officer at Walter Industries, Inc. Prior to that, Mr. Huge held several senior level financial positions with the LTV Corporation ("LTV"), last serving as their Executive Vice President and Chief Financial Officer. LTV filed a petition under the federal bankruptcy laws in 2000. Mr. Huge also held a number of senior financial positions with Bethlehem Steel Corporation prior to joining LTV Corporation. Mr. Huge is a member of Financial Executives International and Registered Professional Engineers (NY and MD).

Timothy D. Leuliette.    Mr. Leuliette was elected as one of our directors in June 2002, and currently serves as Metaldyne Corporation's Chairman, President and Chief Executive Officer. He is the former Vice Chairman of Detroit Diesel Corp. and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President and Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve Bank of Chicago, Detroit Branch. Mr. Leuliette is a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. Mr. Leuliette is also a director of Collins & Aikman Corporation.

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

Eugene A. Miller.    Mr. Miller was elected as a director in January 2005. Mr. Miller is the retired Chairman of Comerica Incorporated and Comerica Bank. Mr. Miller held various positions of increasing responsibility at Comerica Incorporated and Comerica Bank (formerly The Detroit Bank) and rose to become Chairman, Chief Executive Officer and President of Comerica Incorporated. Mr. Miller is also the Chairman and Trustee of the Community Foundation for Southeastern Michigan and Cranbrook Educational Community and the Chairman of the McGregor Fund. He is also a director of Amerisure Companies, Detroit Renaissance, DTE Energy Company/The Detroit Edison Company, Flint Ink Incorporated, Handleman Company and McKinley Associates Incorporated.

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

E.R. "Skip" Autry, Jr.    Mr. Autry was appointed our Chief Financial Officer in January 2005, prior to which he had been our Corporate Controller since joining the Company in June 2003. Prior to joining TriMas Corporation, Mr. Autry had been the Vice President, Finance for Freudenberg NOK since September 2001. From May 2000 until joining Freudenberg, Mr. Autry served as the Vice President, Finance for INTERMET Corporation, prior to which he had spent five years with Key Plastics LLC as Vice President, Operations from July 1997 to May 2000 and Vice President, Finance and Chief Financial Officer from June 1994. Key Plastics filed a petition under the federal bankruptcy laws in 2000. Prior to joining Key Plastics, Mr. Autry held a number of financial positions of increasing responsibility at the former Chrysler Corporation, and was senior manager at PricewaterhouseCoopers.

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

Dwayne M. Newcom.    Mr. Newcom was appointed our Vice President of Human Resources in June 2002, prior to which he was the Director of Human Resources for the Metaldyne Diversified Industrials Group beginning in April 2001. From May 1998 to April 2001, Mr. Newcom served as the Director of Human Resources for the Preferred Technical Group, later the Coupled Products Group, of Dana Corporation. Prior to that, Mr. Newcom held a number of human resources positions, including division human resources manager, with the Clorox Company, from November 1996 to May 1998, and with Federal Mogul Corporation from May 1985 to November 1996.

Edward L. Schwartz.    Mr. Schwartz joined us as President of Industrial Specialties in February 2003 and became President of Fastening Systems in November 2003 as well. Prior to joining us, he was Executive Vice President of Philips Electronic LG Display ("Philips") Americas region from December 2001 until January 2003 where his responsibilities included managing CRT commercial and industrial activities in North/South America. From February 2000 until November 2001, Mr. Schwartz worked for Philips as Vice President in Hasselt, Belgium and Eindhoven, The Netherlands where he led various projects in support of Philips patent portfolio efforts of CD/DVD technology. From September 1998 until January 2000, Mr. Schwartz was General Manager for Philips in Wetzlar, Germany, where he managed commercial/industrial activities in Europe for automotive components.

Joshua A. Sherbin.    Mr. Sherbin was appointed our General Counsel and Secretary in March 2005, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, Inc., a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in August 1997, Mr. Sherbin was the Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., a premier employment staffing company, from June 1995 to August 1997, where he provided support to mergers and acquisitions, international operations and sales. From August 1988 until June 1995, he was an associate with Butzel Long's general business practice focusing on mergers and acquisitions, federal and state securities compliance, commercial lending and general commercial agreements.

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

Committees of the Board of Directors

We currently have an Executive Committee, an Audit Committee and a Compensation Committee.

Executive Committee.    We have elected to be governed by the provisions of Section 141(c)(2) of the Delaware General Corporation Law, or DGCL, and have established our Executive Committee under these provisions. Our Executive Committee currently has all the powers and authority of our board of directors in the management of our business and affairs, except with respect to:

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

The Executive Committee is comprised of Messrs. Beard, Stockman, Tredwell and Valenti.

Audit Committee.    The Audit Committee reviews our various accounting, financial reporting and internal control functions and is responsible for (1) selecting our independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, our independent auditor's qualifications and independence, the performance of our independent auditor and our internal audit function and our compliance with relevant legal and regulatory requirements, (4) annually reviewing our independent auditors' report describing the auditing firm's internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and management's response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board of Directors from time to time and (12) reporting regularly to the full Board of Directors.

Messrs. Tredwell, McConnell and Leuliette are the current members of the Audit Committee. Mr. Tredwell is the current Audit Committee chairman.

The Board of Directors of the Company has determined that none of the current members of the Audit Committee is an audit committee financial expert, as the Board interprets that requirement in its business judgment. However, each member of the Audit Committee is financially literate, each has considerable qualifications and extensive experience with the Company and other public and private entities, and each has demonstrated unique leadership capabilities to serve as members of the Board's Audit Committee.

Compensation Committee.    The Compensation Committee is responsible for developing and maintaining our compensation strategies and policies. The Compensation Committee is responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the board of directors from time to time. Messrs. Stockman (chairman), Leuliette and Valenti are presently members of the Compensation Committee. The Compensation Committee has a retirement plan administrative sub-committee composed of Messrs. Beard and Newcom, and Ms. Cindy Kuzmanov, our Manager, Compensation and Benefits. This sub-committee is principally responsible for developing, maintaining and administering our retirement plans.

Compensation Committee Interlocks and Insider Participation.    No member of the Compensation Committee is an employee of ours. See Item 13, "Certain Relationships and Related Party Transactions," for a summary of related party transactions involving Heartland.

Code of Ethics.    We have adopted a code of ethics that applies to all employees including our principal executive officer, principal chief financial officer, and other persons performing similar executive management functions. The code of ethics is posted on our internet website at http://www.trimascorp.com. All amendments to the Company's code of ethics, if any, will be also posted on our internet website, along with all waivers, if any, of the code of ethics involving senior officers of the Company.

Item 11.    Executive Compensation

Director and Executive Officer Compensation

Director Compensation.    Outside directors who are not affiliated with Heartland may receive cash compensation of $50,000 per year (other than the Chairman of the Board, if any, who may receive more) for their service as members of the Board of Directors and they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. In addition, outside directors not affiliated with Heartland are eligible to receive awards under our 2002 Long Term Equity Incentive Plan. No such awards were made in 2004.

Summary Executive Compensation

The following table summarizes the annual and long-term compensation paid to our Chief Executive Officer and four other most highly compensated executive officers who were serving at the end of 2004, based on salary and bonus, whom we refer to collectively in this report as the "named executive officers."

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation (2)	Securities Underlying Options(3)	LTIP Payouts	Other Long Term Compensation (4)
Grant H. Beard, President(5)	2004	$860,600	$675,000	$158,300	—	$—	$61,700
	2003	$750,000	$850,000	$131,300	—	$—	$55,600
	2002	$663,600	$750,000	$—	555,500	$—	$23,200
E.R. Autry, Corporate Controller(6)	2004	$210,100	$130,000	$—	11,110	$—	$7,100
	2003	$104,200	$45,000	$—	11,110	$—	$—
Lynn A. Brooks, President, Rieke Packaging Systems	2004	$345,000	$271,000	$—	—	$—	$55,300
	2003	$302,900	$163,000	$—	—	$220,800	$41,900
	2002	$291,200	$181,700	$—	177,760	$21,300	$—
Scott D. Hazlett, President, Cequent Transportation Accessories	2004	$357,500	$189,257	$—	—	$—	$28,600
	2003	$292,300	$100,000	$—	—	$—	$23,500
	2002	$270,400	$201,100	$—	177,760	$—	$2,500
Edward L. Schwartz, President, Industrial Specialties and Fastening Systems	2004	$324,500	$262,000	$—	—	$—	$23,300
	2003	$253,100	$180,000	$64,200	111,100	$—	$16,300

(1)	Bonuses are paid in the year subsequent to which they are earned.

(2)	Officers may receive certain perquisites and personal benefits, the dollar amounts of which are below current Commission reporting thresholds for Messrs. Autry, Brooks, Hazlett, and Schwartz.

(3)	Does not include options granted in 2003 as replacement for options to purchase Metaldyne common stock granted under the Metaldyne 2001 Long-Term Equity Incentive Plan earned during 2001. The securities underlying options issued as replacements for options to purchase Metaldyne stock are 51,025 and 15,308 for Messrs. Beard and Brooks, respectively. Grants of options under our 2002 Long Term Equity Incentive Plan for the years 2002 and 2003 are made in the year subsequent to which they are earned but reflected in the above table for the year in which they are earned.

(4)	Amounts represent our matching contribution under our 401(k) plan in 2004 of $1,500, $2,600, $2,600, $0 and $2,000 for Messrs Beard, Autry, Brooks, Hazlett and Schwartz, respectively, and other amounts we credited on behalf of a named executive officer pursuant to our quarterly pension contribution plan, supplemental executive retirement plan and compensation limit restoration plan. Amounts credited under each plan other than our
401 (k) vest after five years of eligible employment.

(5)	Of Mr. Beard's Other Annual Compensation, $78,500 represents the incremental cost to us of non-business use of our owned and leased aircraft, $33,200 represents additional life and disability insurance, $20,100 represents auto allowance, $15,800 represents country club membership, and $10,700 represents tax gross-ups.

(6)	Mr. Autry became our Chief Financial Officer in January 2005 and his annual salary in 2005 is expected to be $290,000.

Option Grants in Last Fiscal Year

Certain of our named executive officers receive options to purchase our common stock pursuant to our 2002 Long Term Equity Incentive Plan. The table below shows the option grants in 2004.

Name	Number of Securities Underlying Options Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Percent Value*
E.R. Autry	11,110	7.6%	$20.00	2/1/14	N.M.

*	The present value of the options as of their grant date is not presented as it is not meaningful in the context of our common stock being privately held.

Option Exercises and Year-End Option Value

No options were exercised in 2004 by any of the named executive officers.

Long Term Equity Incentive Plan

We have an equity incentive plan, referred to as the 2002 Long Term Equity Incentive Plan, for our employees, directors and consultants. It is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve our long-term growth and profitability objectives. The plan provides for the grant to eligible employees, consultants and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of common stock or cash, performance shares, performance units, dividend equivalents and other stock-based awards. There are currently 2,222,000 shares reserved for issuance under the plan, of which 1,872,950 options have been granted as of March 1, 2005. The plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select persons to whom awards will be granted, the types of awards to be granted and the terms and conditions of the individual awards. Stock options that have been granted under the plan vest over a period of three to seven years and are not exercisable prior to certain liquidity events specified in applicable awards agreements. Our employees who had Metaldyne vested options received TriMas options, subject to adjustments, in substitution for those options.

Annual Value Creation Program

We adopted the Annual Value Creation Program, or AVCP, at the time of our separation from Metaldyne in June 2002. Employees under the AVCP are selected for eligibility based upon their ability to significantly impact our annual operating success. The AVCP provides an annual cash award opportunity, expressed as a percentage of base salary, and based upon the attainment of specified performance objectives. Estimated payouts for the AVCP are accrued quarterly and awards are paid within 90 days after the end of the fiscal year. Amounts paid pursuant to the AVCP in 2004, 2003 and 2002 to the named executive officers are included in the Summary Executive Compensation table above as "Bonus". The AVCP is administered by the Compensation Committee of the Board of Directors.

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

Metaldyne Pension Plan and TriMas Corporation Benefit Restoration Pension Plan

Certain executive officers participated in a pension plan maintained by Metaldyne that covered certain of our salaried employees. In addition, these executives participated in the TriMas Corporation Benefit Restoration Plan ("Benefit Restoration Plan"), which is an unfunded top hat plan. The Benefit Restoration Plan provides for benefits that were not able to be provided in the Metaldyne Pension Plan because of Internal Revenue Code limitations on compensation that may be considered in a qualified pension plan. The benefits for these executive officers under both the Metaldyne Pension Plan and the TriMas Corporation Benefit Restoration Plan were frozen as of December 31, 2002. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

Pension Plan Table

	Years of Service (2)
Remuneration(1)	5	10	15	20	25	30
$100,000	$5,645	$11,290	$16,935	$22,580	$28,225	$33,870
200,000	11,290	22,580	33,870	45,161	56,451	67,741
300,000	16,935	33,870	50,806	67,741	84,676	101,611
400,000	22,580	45,161	67,741	90,321	112,902	135,482
500,000	28,225	56,451	84,676	112,902	141,127	169,352
600,000	33,870	67,741	101,611	135,482	169,352	203,223
700,000	39,516	79,031	118,547	158,062	197,578	237,093
800,000	45,160	90,321	135,482	180,643	225,803	270,964

(1)	For purposes of determining benefits payable, remuneration in general is equal to the average of the highest five consecutive January 1 annual base salary rates paid by us prior to retirement.

(2)	Vesting occurs after five full years of employment including employment with both Metaldyne and the Company. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefits and are not subject to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable under a Masco Corporation plan. The table does not depict federal tax code limitations on tax-qualified plans because one of our plans is a non-qualified plan established to restore for certain salaried employees (including certain of the named executive officers) benefits that are not otherwise limited by the Code. In connection with the June 2002 transaction, the liability under the Metaldyne Pension plan was retained by Metaldyne, however years of service at TriMas are credited toward the vesting requirements of this plan. Approximate years of credited service for the named executive officers are: Mr. Beard—2, Mr. Brooks—24, Mr. Hazlett—2 and Mr. Newcom—2. The amounts in the above table for Mr. Brooks would be increased approximately 33% because his benefit is based on a higher accrual rate per year of service than that applicable to the other executives.

Employment Agreements

We have entered into employment agreements with Messrs. Beard, Brooks, Hazlett, Newcom and Schwartz. Each such employment agreement states that the employee shall devote his full business time and efforts to the performance of his duties and responsibilities.

Mr. Beard's employment agreement provides that he will serve as our President and Chief Executive Officer and will receive an annual salary of $750,000 and be eligible to receive a base bonus of up to 100% of base salary. Mr. Brooks' employment agreement provides that he will serve as our Group President and will receive a salary of $291,200, as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Schwartz's employment agreement provides that he will serve as our Group President and will receive a salary of $280,000 as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Hazlett's employment agreement provides that he will serve as our Group President and will receive a salary of $290,000, as may be adjusted during the term of the agreement and will participate in our AVCP. Mr. Newcom's employment agreement provides that he will serve as our Vice President, Human Resources, will receive an annual base salary of $190,000, as may be adjusted during the term of the agreement and will participate in our AVCP. Mr. Beard's agreement terminates on December 31, 2006 and is automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term. Messrs. Brooks', Hazlett's, Newcom's, and Schwartz's employment agreements each expire on December 31, 2005 and are each automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term. In addition, in January 2005, the Company entered into an employment agreement with Benson K. Woo, our former Executive Vice President of Corporate Development. (Mr. Woo was our Chief Financial Officer prior to becoming Executive Vice President of Corporate Development.) Mr. Woo's employment agreement provided that he would receive an annual salary of $330,000. Mr. Woo's employment with the Company terminated in February 2005; however, under the terms of his employment agreement, he will be paid his annual salary and continuation of benefits and perquisites through December 31, 2005.

Each employment agreement provides the executive with certain benefits, including participation in the 2002 Long Term Equity Incentive Plan. Each agreement provides that we may, without cause, and the employee may, for good reason, terminate the agreement such that the employee would receive two years continued base salary, a bonus equal to two times his target bonus opportunity for a 12-month period, pro-rated bonus for the year termination occurs and continued benefits for up to 24 months. Mr. Beard would receive 30 months continued base salary, a bonus equal to the highest of the previous five years' bonus award payable over 30 months and continued benefits for 30 months. Each agreement further provides that we may, for cause, and the executive may voluntarily, without good reason, terminate the agreement without any severance payments. Cause is defined in each agreement as the employee being convicted or entering a plea of guilty or no lo contendere to a felony or the employee's willful or sustained insubordinate or negligent conduct in the performance of his duties. Further, each agreement provides that within ten days of a qualified termination following a change of control, each executive, other than Mr. Beard, would receive two and one-half times his base salary and a bonus equal to two and one-half times the target bonus opportunity for such fiscal year in addition to a two and one-half year continuation of benefits. Mr. Beard would receive three times his base salary and a bonus equal to three times the target bonus opportunity for such fiscal year in addition to a three year continuation of benefits. Lastly, each employment agreement stipulates that the executive shall refrain from competing with us for a period of two years from the date of termination.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the "Committee") is comprised entirely of non-employee directors: Messrs. Stockman, Leuliette and Valenti. The Committee is responsible for establishing and administering our executive compensation programs. Matters relating to the administration of our 2002 Long Term Equity Incentive Plan (the "Plan"), the granting of options to purchase our common stock pursuant to the Plan, and the administration of all performance-based executive compensation to our executives are considered and acted upon by the Committee. The Committee may, in its discretion, delegate some or all of these activities to a subcommittee of non-employee directors, within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and outside directors, within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), reserving the right to ratify decisions of such subcommittee.

Compensation Philosophy

The Committee's compensation philosophy is designed to support our primary objective of creating value for shareholders. The Committee believes that the following compensation strategies for the Company's executive officers, including the Chief Executive Officer, help achieve this objective:

Attract and retain talented executives — The Company provides core compensation in the form of base salary and benefit programs that are comparable to those of similarly sized companies in the same industry as the Company.

Emphasize pay for performance — We believe in offering our executive officers bonuses as incentive compensation if certain performance targets are met. To that end, the Company currently maintains the AVCP.

Encourage management stock ownership — The Committee firmly believes that long-term stockholder value will be significantly enhanced by management stock ownership. As a result, the Plan strongly encourages stock ownership by executive officers.

The Committee's policy is to preserve federal income tax deductions for the Company for compensation paid to our executive officers, to the extent preservation of such deduction is otherwise consistent with the best interests of the Company and our shareholders. To that end, the Committee retains the flexibility necessary to provide total compensation in line with competitive practice and our compensation philosophy.

Chief Executive Officer Compensation

Since March 2001, Mr. Beard has been our President and Chief Executive Officer. At the time Mr. Beard was appointed to act as President and Chief Executive Officer, the Board of Directors approved a total compensation package for Mr. Beard that it believed was competitive with total compensation packages of chief executive officers at comparable companies. At that time, he was also given an award of 555,500 stock options, representing ownership of approximately 2.5% of the Company's stock on a fully diluted basis. In addition to his salary, Mr. Beard is eligible, under his employment agreement, to participate in the AVCP. Mr. Beard's target bonus level is 100% of base salary. Under the AVCP, executives are awarded bonuses, 75% based on Company performance and 25% based on individual performance. Bonuses under the AVCP can be awarded up to 240% of the target bonus level depending on performance metrics. For the year 2004, the Committee determined that Company performance yielded a bonus at 67% of the target level, and Mr. Beard's individual performance yielded a bonus at 109% of the target level.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholder and Selling Stockholder

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 23, 2005 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the "Commission") governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of March 23, 2005, we had 20,010,000 shares outstanding, but there are an additional 750,000 shares underlying a warrant issued to Metaldyne, which is exercisable at a nominal exercise price of $0.01 per share. There are significant agreements relating to voting and transfers of common stock in the shareholders agreement described under Item 13. "Certain Relationships and Related Transactions."

Name and Beneficial Owner	Shares Beneficially Owned
	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2)	17,504,169	84.3%
55 Railroad Avenue Greenwich, Connecticut 06830
Metaldyne Corporation(3)	4,826,087	23.2%
47659 Halyard Drive Plymouth, Michigan 48170
Masco Capital Corporation	2,173,913	10.5%
21001 Van Born Road Taylor, Michigan 48180
Gary M. Banks(2)	17,504,169	84.3%
Charles E. Becker(4)	0	0
Grant H. Beard(5)	0	0
E. R. "Skip" Autry (5)	0	0
Lynn A. Brooks(5)	0	0
Scott D. Hazlett(5)	0	0
Edward L. Schwartz(5)	0	0
Tim Leuliette(2)	17,504,169	84.3%
W. Gerald McConnell(2)	17,504,169	84.3%
David A. Stockman(2)	17,504,169	84.3%
Daniel P. Tredwell(2)	17,504,169	84.3%
Samuel Valenti III(2)	17,504,169	84.3%
All executive officers and directors as a group (18 persons)(2)(5)	17,504,169	84.3%

(1)	Of these shares of common stock (1) 12,678,082 are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships which hold shares of common stock directly and (2) 4,826,087 shares are beneficially owned by Metaldyne as summarized in footnote (3) below. These limited liability companies and limited partnership hold common stock as follows: 11,805,779 shares are held by TriMas Investment Fund I, L.L.C.; 698,925 shares are held by HIP Side-by-Side Partners, L.P.; and 173,378 shares are held by TriMas Investment Fund II, L.L.C. In addition, by reason of the shareholders agreement summarized under Item 13 "Certain Relationships and Related Transactions," Heartland Industrial Associates, L.L.C. may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the shareholders agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.

(2)	All shares are beneficially owned as disclosed in footnote (1). Mr. Stockman is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. Messrs. Banks, Leuliette, McConnell, Tredwell and Valenti are also members of Heartland Industrial Associates, L.L.C. and also disclaim beneficial ownership of the shares. The business address for each such person is 55 Railroad Avenue, Greenwich, CT 06830.

(3)	Shares are held directly by Metaldyne Company L.L.C., a wholly owned subsidiary of Metaldyne Corporation. Includes a presently exercisable warrant to purchase 750,000 shares of common stock, but does not include shares of common stock beneficially owned by Heartland Industrial Associates, L.L.C. notwithstanding that we understand that Metaldyne and Heartland Industrial Associates, L.L.C. may agree to file together as a "group," as described in footnote (1) above.

(4)	Affiliates of Mr. Becker are limited partners in Heartland Industrial Partners, L.P.

(5)	No options granted under our 2002 Long Term Equity Incentive Plan are exercisable within the next 60 days. Options are therefore not included.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table summarizes the securities authorized for issuance as of March 1, 2005 under our 2002 Long Term Equity Incentive Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2002 Long Term Equity Incentive Plan has been approved by our shareholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2002 Long Term Equity Incentive Plan	1,872,950	$20.31	349,050
Equity compensation plans not approved by security holders	—	—	—
Total	1,872,950	$20.31	349,050

Item 13.    Certain Relationships and Related Transactions

Stock Purchase Agreement with Metaldyne and Heartland

Prior to June 6, 2002, we were wholly-owned by Metaldyne and we participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

General.    On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265 million in us to acquire approximately 66% of our fully diluted common stock. As a result of the investment and other transactions described below, Metaldyne received $840 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million (based upon the $20.00 per share price then paid by Heartland). In addition, Metaldyne received a warrant to purchase additional shares of our common stock valued at $15 million (based upon the $20.00 per share price then paid by Heartland). Further, since January 1, 2003 and in connection with each of the HammerBlow, Highland and Fittings acquisitions, Heartland purchased an aggregate of approximately $35 million of our common stock. The price per share initially paid by Heartland was determined following arms' length negotiations between Heartland and disinterested members of the Board of Directors of Metaldyne. Subsequent investments were valued at the same price. In addition, we repurchased $20.0 million of our common stock from Metaldyne at the same $20.00 per share price. Heartland and Metaldyne presently own approximately 61% and 23% of our fully diluted common stock, respectively. We believe that the terms of the stock purchase agreement, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

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

Assumed Liabilities.    In connection with the foregoing, we assumed approximately $37.0 million of certain liabilities and obligations of Metaldyne, comprised mainly of contractual obligations to our former employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on our behalf. Payments made with respect to these obligations approximated $4.6 million, $6.4 million and $15.1 million in 2004, 2003 and 2002, respectively. During 2004 and 2003, we also settled approximately $0.8 million and $3.7 million, respectively, of the assumed contractual obligations, which has been recorded as paid in capital in the accompanying statement of shareholders' equity and Metaldyne net investment and advances. We also owe Metaldyne $2.2 million related to a $6.3 million US federal tax net operating loss ("NOL") of Metaldyne and its consolidated subsidiaries, that was required to be allocated to TriMas under the Internal Revenue Code (for periods prior to June 6, 2002) and used on our own separately filed federal tax returns. We are required to reimburse Metaldyne for the utilization of the $6.3 million NOL as it is used. The remaining assumed liabilities of approximately $6.9 million, including the amount related to utilization of the NOL, are payable at various future dates and are reported as due to Metaldyne in the accompanying balance sheet as of December 31, 2004.

Shareholders Agreement

Heartland, Metaldyne and other investors are parties to a shareholders agreement regarding their ownership of our common stock. The agreement contains other covenants for the benefit of the shareholders that are parties thereto.

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

Heartland Advisory Agreement

We and Heartland are parties to an advisory agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. These services include ongoing monitoring of business plans, strategic direction, development of projections, financial review, management and other restructuring and reorganization efforts, assistance with investor relations and other matters. Heartland also provided assistance in the selection of our senior management team and our positioning in the financial markets. Heartland is entitled to receive a fee for such services equal to $4.0 million per annum, payable quarterly, which is what we believe we would have had to pay an unaffiliated third party for such services when we entered into the agreement. In addition to providing ongoing consulting services, Heartland has also agreed to assist in acquisitions, divestitures and financings, for which Heartland will receive a fee equal to one percent of the value of such transactions. In 2002, Heartland received a fee of $9.75 million and $0.85 million in connection with our separation from Metaldyne and related financings and a subsequent issuance of debt securities. In 2003, Heartland was paid an aggregate of $2.1 million in fees for advisory services in connection with the acquisitions of HammerBlow and Highland. The advisory agreement also provides that Heartland will be reimbursed for its reasonable out-of-pocket expenses. The advisory agreement terminates when Heartland owns less than 10% of the common equity interest it acquired in us from the June 2002 transactions or such earlier date as Heartland and we shall agree.

Corporate Services Agreement

We and Metaldyne were party to a services agreement pursuant to which Metaldyne provided us use of its management information systems, legal, tax, accounting, human resources and other support services in return for payment of an annual fee of $2.5 million for the services, payable in equal quarterly installments of $625,000 for the term of the agreement. The annual fee amount represents what we believe we would pay an unaffiliated third party for such services. This agreement expired at the end of 2003. Effective January 1, 2004, we entered into a new agreement with Metaldyne whereby we will reimburse Metaldyne for certain software licensing fees and other general corporate services for a fee of approximately $0.4 million in 2004. This agreement expired on June 30, 2004.

Assignment of Lease Agreement

We and Heartland entered into an assignment of lease agreement for our headquarters in Bloomfield Hills, Michigan for the remainder of the term. The lease will expire on June 30, 2010 at which time we have the option to extend the lease for one five-year period. Pursuant to the terms of the assignment, we will be responsible for payment of all rent for the premises and not more than the lease agreement itself provides. We currently pay approximately $31,098 per month which amount increases to approximately $44,374 per month during the term of the lease. In addition, we will be required to pay all applicable taxes, utilities and other maintenance expenses and will be required to obtain general liability and fire insurance for the premises.

Fittings Acquisition

On May 9, 2003, we acquired an automotive fasteners manufacturing business, which we refer to as the Fittings acquisition, from Metaldyne for approximately $22.7 million on a debt-free basis. In connection with the acquisition, we agreed to sublease from Metaldyne its Livonia, Michigan facility where the acquired business is currently located. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in 2004 and 2003, respectively. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. Its products include specialty tube nuts, spacers, hollow extruded components, and locking nut systems used in brake, fuel, power steering, and engine, transmission and chassis applications. We believe that the terms of this transaction, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction.

Sales to Related Parties

During 2004, 2003 and 2002, we sold fastener products to Metaldyne in the amount of approximately $0.4 million, $0.4 million and $0.5 million, respectively, and to Collins & Aikman Corporation, an affiliate of Heartland, of approximately $7.5 million, $4.5 million and $4.7 million, respectively. These sales were made on terms comparable to those that we have negotiated with third parties not affiliated with us. These amounts are included in net sales in the accompanying statement of operations.

McDonald Hopkins Co., LPA

In 2004, our General Counsel and Secretary, was William A. Fullmer, a shareholder in the law firm of McDonald Hopkins Co., LPA. We paid various fees and expenses to McDonald Hopkins in 2004 to secure Mr. Fullmer's services as our General Counsel. In addition, McDonald Hopkins provides us with certain paralegal and administrative services, and represents us in a variety of litigation, transactional and general corporate matters. We paid McDonald Hopkins approximately $3.5 million in fees and expenses during the year ended December 31, 2004.

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

Item 14.    Principal Accounting Fees and Services

A.    Audit Fees

KPMG LLP

On June 20, 2003, the Audit Committee of the Company's Board of Directors appointed KPMG LLP as the Company's independent accountants for the years ending December 31, 2004 and 2003.

Fees:    Fees for all services provided by KPMG for the years ended December 31, 2004 and 2003 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by KPMG LLP in connection with its audit of the Company's financial statements as of and for the years ended December 31, 2004 and 2003, and its limited reviews of the Company's unaudited interim financial statements as of and for the years ended December 31, 2004 and 2003 were $0.7 million and $0.6 million, respectively.

•	All Other Fees: In addition to the fees described above, aggregate fees of $0.4 million and $0.1 million were billed by KPMG LLP during the years ended December 31, 2004 and 2003, respectively, primarily for the following professional services (in millions):

	2004	2003
Audit-related services (a)	$0.4	$—
Income tax compliance and related tax services	$0.03	$0.03
All other products and services (a)	$—	$0.05

(a)	0% of these fees were covered by the de minimus safe harbor exception from Audit Committee pre-approval set forth in Rule 2-01(c)7(ii)(C) of the Commission's Regulation S-X (17 CFR 210.2-1(c)(7)(C)).

B.    Audit Committee's Pre-Approval Policies for Auditor Services

The Audit Committee's policies permit the Company's independent accountants (KPMG LLP) to provide audit-related services, tax services and non-audit services to the Company, subject to the following conditions:

(1)   KPMG LLP will not be engaged to provide any services that may compromise its independence under applicable laws and regulations, including rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Listing of Documents

(1)   Financial Statements

The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2004 and December 31, 2003, and for the periods ended December 31, 2004, December 31, 2003 and December 31, 2002, consist of the following:

Balance Sheet

Statement of Operations

Statement of Cash Flows

Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances

Notes to Financial Statements

(2)   Financial Statement Schedules

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2004, December 31, 2003 and, December 31, 2002, consists of the following:

Valuation and Qualifying Accounts

(3)   Exhibits

See Exhibit Table at the end of this Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION
(Registrant)

DATE: March 24, 2005	BY: /s/ Grant H. Beard
Name: Grant H. Beard Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	March 24, 2005
Grant H. Beard
/s/ E.R. Autry	Chief Financial Officer (Principal Financial Officer)	March 24, 2005
E.R. Autry
/s/ Samuel Valenti	Chairman of the Board of Directors	March 24, 2005
Samuel Valenti III
/s/ Gary M. Banks	Director	March 24, 2005
Gary M. Banks
/s/ Charles E. Becker	Director	March 24, 2005
Charles E. Becker
/s/ Marshall A. Cohen	Director	March 24, 2005
Marshall A. Cohen
/s/ Arthur W. Huge	Director	March 24, 2005
Arthur W. Huge
/s/ Timothy D. Leuliette	Director	March 24, 2005
Timothy D. Leuliette
/s/ Eugene A. Miller	Director	March 24, 2005
Eugene A. Miller
/s/ W. Gerald McConnell	Director	March 24, 2005
W. Gerald McConnell
/s/ David A. Stockman	Director	March 24, 2005
David A. Stockman
/s/ Daniel P. Tredwell	Director	March 24, 2005
Daniel P. Tredwell

TRIMAS CORPORATION
SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2004, 2003 AND 2002

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS (A)	DEDUCTIONS (B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2004	$4,800,000	$2,100,000	$10,000	$1,160,000	$5,750,000
Year Ended December 31, 2003	$4,340,000	$520,000	$450,000	$510,000	$4,800,000
Year Ended December 31, 2002	$3,690,000	$1,390,000	$115,000	$855,000	$4,340,000

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

TRIMAS CORPORATION

Exhibit Index

Exhibit No.	Description
3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
10.4(b)	Credit Agreement, dated as of June 6, 2002, as amended and restated as of June 6, 2003, among TriMas Company LLC, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CSFB Cayman Island Branch, as Syndication Agent, Comerica Bank, National City Bank and Wachovia Bank, National Association as Documentation Agents and J.P. Morgan Securities Inc. and Credit Suisse First Boston, as Arrangers.
10.5(g)	Amendment No. 2, dated as of December 17, 2003, to Amended and Restated Credit Agreement.
10.5(h)	Amendment No. 3, dated as of December 21, 2004, to Amended and Restated Credit Agreement.
10.6(b)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.

Exhibit No.	Description
10.6(b)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.7(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.8(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.9(b)**	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.10(b)	Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.12(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.13(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.15(d)	Form of Employment Agreement between TriMas Corporation and Lynn A. Brooks.
10.16(d)	Form of Employment Agreement between TriMas Corporation and Scott D. Hazlett.
10.17(e)	Employment Agreement between TriMas Corporation and Terry Campbell.
10.18(e)	Employment Agreement between TriMas Corporation and Edward L. Schwartz.
10.19(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.20(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.19).
10.21(f)	Form of Stock Option Agreement.
10.22(f)	Employment Agreement between TriMas Corporation and Benson K. Woo.
10.26(a)	Employment Agreement between TriMas Corporation and Dwayne M. Newcom.
10.27(a)*	Annual Value Creation Program.
10.28(a)*	Form of Indemnification Agreement.
10.29(a)*	Form of 2004 Directors' Stock Compensation Plan.
21(a)	Subsidiaries of TriMas Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).

(a)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).

(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).

(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).

(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).

(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(g)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 22, 2003 (File No. 333-100351).

(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).