Form 10-Q
period 2005-03-31
TRIMAS CORP
filed 2005-05-16
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005

or

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

As of May 16, 2005, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2006 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarters ended March 31, 2004 and June 30, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

Part I. Financial Information

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
March 31, 2005 and December 31, 2004
(Unaudited - dollars in thousands, except for share amounts)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,920	$3,090
Receivables, net	127,370	93,390
Inventories, net	176,600	180,040
Deferred income taxes	17,530	17,530
Prepaid expenses and other current assets	7,320	8,450
Total current assets	332,740	302,500
Property and equipment, net	193,330	198,610
Goodwill	655,650	657,980
Other intangibles, net	300,930	304,910
Other assets	57,280	58,200
Total assets	$1,539,930	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$2,890	$2,990
Accounts payable	132,900	135,230
Accrued liabilities	74,640	68,180
Due to Metaldyne	2,740	2,650
Total current liabilities	213,170	209,050
Long-term debt	750,960	735,030
Deferred income taxes	133,390	133,540
Other long-term liabilities	34,190	35,160
Due to Metaldyne.	4,260	4,260
Total liabilities	1,135,970	1,117,040
Commitments and contingencies (Note 8)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,530	399,450
Retained deficit	(37,920)	(40,430)
Accumulated other comprehensive income	42,150	45,940
Total shareholders' equity	403,960	405,160
Total liabilities and shareholders' equity	$1,539,930	$1,522,200

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
For the Three Months Ended
March 31, 2005 and 2004
(Unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended March 31,
	2005	2004
Net sales	$292,750	$260,900
Cost of sales	(227,210)	(196,800)
Gross profit	65,540	64,100
Selling, general and administrative expenses	(42,530)	(43,710)
Gain (loss) on dispositions of property and equipment	240	(250)
Operating profit	23,250	20,140
Other expense, net:
Interest expense	(18,240)	(16,310)
Other, net	(1,090)	(300)
Other expense, net	(19,330)	(16,610)
Income before income tax expense	3,920	3,530
Income tax expense	(1,410)	(1,310)
Net income	$2,510	$2,220

Basic earnings per share	$0.13	$0.11

Diluted earnings per share	$0.13	$0.11

Weighted average common shares – basic	20,010,000	20,010,000
Weighted average common shares – diluted	20,010,000	20,431,050

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
For the Three Months Ended
March 31, 2005 and 2004
(Unaudited — dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$2,510	$2,220
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(240)	250
Depreciation and amortization	10,510	10,230
Non-cash compensation expense	80	50
Amortization of debt issue costs	1,230	1,180
Net proceeds from sale of receivables and receivables securitization	26,560	56,890
Payment to Metaldyne to fund contractual liabilities	—	(1,980)
Increase in receivables	(60,540)	(44,910)
(Increase) decrease in inventories	3,440	(10,460)
(Increase) decrease in prepaid expenses and other assets	860	(2,630)
Increase in accounts payable and accrued liabilities	3,820	12,410
Other, net	420	(1,620)
Net cash provided by (used for) operating activities, net of acquisition impact	(11,350)	21,630
Cash Flows from Investing Activities:
Capital expenditures	(4,550)	(14,820)
Proceeds from sales of fixed assets	940	200
Acquisition of businesses, net of cash acquired	—	(5,430)
Net cash used for investing activities	(3,610)	(20,050)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(720)	(720)
Proceeds from borrowings on revolving credit facility	286,810	164,500
Repayments of borrowings on revolving credit facility	(270,200)	(157,500)
Payments on notes payable	(100)	(7,720)
Net cash provided by (used for) financing activities	15,790	(1,440)
Cash and Cash Equivalents:
Increase for the period	830	140
At beginning of period	3,090	6,780
At end of period	$3,920	$6,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,780	$5,060
Cash paid for taxes	$3,600	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2005
(Unaudited — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$200	$399,450	$(40,430)	$45,940	$405,160
Comprehensive income (loss):
Net income	—	—	2,510	—	2,510
Foreign currency translation	—	—	—	(3,790)	(3,790)
Total comprehensive loss					(1,280)
Non-cash compensation expense	—	80	—	—	80
Balances, March 31, 2005	$200	$399,530	$(37,920)	$42,150	$403,960

The accompanying notes are an integral part of these consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the current year presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2004 Annual Report on Form 10-K.

2.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2004	$178,250	$359,260	$52,610	$67,860	$657,980
Foreign currency translation and other	(1,960)	(330)	—	(40)	(2,330)
Balance, March 31, 2005	$176,290	$358,930	$52,610	$67,820	$655,650

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of March 31, 2005 and December 31, 2004 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

	As of March 31, 2005		As of December 31, 2004
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(11,370)	$26,500	$(10,710)
15 – 25 years	104,100	(18,360)	100,250	(16,970)
40 years	101,520	(11,850)	105,460	(11,230)
Total customer relationships	232,120	(41,580)	232,210	(38,910)
Trademark/Trade names	68,870	(4,280)	68,840	(4,280)
Technology and other:
1 – 15 years	28,090	(13,580)	28,160	(12,690)
17 – 30 years	38,880	(7,590)	38,720	(7,140)
Total technology and other	66,970	(21,170)	66,880	(19,830)
	$367,960	$(67,030)	$367,930	$(63,020)

Amortization expense related to technology and other intangibles was approximately $1.4 million and $1.3 million for the three months ended March 31, 2005 and 2004, respectively, and is included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.7 million for each of the three months ended March 31, 2005 and 2004, and is included in selling, general and administrative expense in the accompanying consolidated statement of operations.

3.    Restructurings

During 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves in the quarter ended March 31, 2005 is summarized below:

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2004	$1,020	$880	$530	$2,430
Establishment of reserves	140	—	—	140
Cash payments	(410)	—	(100)	(510)
Reserve at March 31, 2005	$750	$880	$430	$2,060

The $0.1 million reserves established during the first quarter of 2005 are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations will be consolidated into an existing facility. This action resulted in the elimination of approximately 70 positions. The severance and facility costs are expected to be fully paid by the end of the second quarter of 2006.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions resulted in the elimination of approximately 160 positions. Additional severance amounts were added to the restructuring reserve during 2004 as certain employees earned additional

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid through the second quarter of 2005.

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

4.    Accounts Receivable Securitization

As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.6 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, the Company's funding under the facility was approximately $59.5 million and was fully utilized. As of December 31, 2004, funding under the facility was $48.0 million with an additional $0.2 million available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying consolidated balance sheet and approximated $93.2 million and $70.1 million, at March 31, 2005 and December 31, 2004, respectively. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires in June 2005.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of March 31, 2005 and 2004, the financing costs were based on an average liquidation period of the portfolio of approximately 1.6 and 1.5 months, respectively, and average discount rate of 3.4% and 2.3%, at March 31, 2005 and 2004, respectively.

In addition, in first quarter 2005, the Company sold an undivided interest in approximately $17.0 million of accounts receivable of one of its businesses, not party to the receivables securitization facility, to a third party. The one-time transaction was accounted for as a sale and the receivables were sold at a discount from face value approximating 1.25%. Costs associated with the transaction were approximately $0.3 million and are included in other, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

5.    Inventories, Net

Inventories consist of the following components:

(in thousands)	March 31, 2005	December 31, 2004
Finished goods	$90,820	$87,010
Work in process	25,310	25,810
Raw materials	60,470	67,220
Total inventories, net	$176,600	$180,040

6.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	March 31, 2005	December 31, 2004
Land and land improvements	$5,130	$6,110
Buildings	58,970	62,270
Machinery and equipment	221,210	217,960
	285,310	286,340
Less: Accumulated depreciation	91,980	87,730
Property and equipment, net	$193,330	$198,610

Depreciation expense was approximately $6.4 million and $6.0 million for the three months ended March 31, 2005 and 2004, respectively.

7.    Long-Term Debt

The Company's long-term debt at March 31, 2005, net of the unamortized discount of $2.2 million and unamortized premium of $0.7 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	March 31, 2005	December 31, 2004
Bank debt	$317,600	$301,710
9 7/8% senior subordinated notes, due June 2012	436,250	436,210
Other	—	100
	753,850	738,020
Less: Current maturities, long-term debt	2,890	2,990
Long-term debt	$750,960	$735,030

The Company is party to a credit facility ("Credit Facility") with a group of banks which consists of a $335.0 million term loan facility, an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. At March 31, 2005 and December 31, 2004, the Company had letters of credit of approximately $27.7 million and $27.1 million, respectively, issued and outstanding. The effective interest rate on the Credit Facility borrowings was 6.19% and 4.64% at March 31, 2005 and 2004, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

The bank debt is an obligation of the subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, estimated to be approximately $835.1 million and $812.8 million at March 31, 2005 and December 31, 2004, respectively, are presented in the financial information in Note 15. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2005.

The 9 7/8% senior subordinated notes due 2012 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2005, the Company was in compliance with all such covenant requirements.

The Company paid cash for interest of approximately $5.8 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively.

8.    Commitments and Contingencies

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

As of April 30, 2005, we were a party to approximately 1,470 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs for all such cases (exclusive of defense costs), some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

9.    Related Parties

    Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne Corporation ("Metaldyne") and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

Effective January 1, 2004, the Company entered into an agreement with Metaldyne whereby TriMas reimbursed Metaldyne approximately $0.4 million primarily for certain software licenses maintained by Metaldyne under an existing agreement. The aggreement expired on June 30, 2004.

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. During the three months ended March 31, 2005, there were no payments made with respect to these obligations. The remaining assumed liabilities of approximately $7.0 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet at March 31, 2005.

    Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners ("Heartland") at an annual fee of $4.0 million plus expenses. Heartland was paid $1.1 million during

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

each of the three months ended March 31, 2005 and 2004, for such fees and expenses under this agreement and such amounts are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

    Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million during each of the three-month periods ended March 31, 2005 and 2004. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.8 million during each of the three-month periods ended March 31, 2005 and 2004. These amounts are included in net sales in the accompanying consolidated statement of operations.

10.    Segment Information

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

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. Legacy restricted stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland and was fully paid in January 2004.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Segment activity is as follows:

	Three Months Ended
(in thousands)	March 31, 2005	March 31, 2004
Net Sales
Rieke Packaging Systems	$34,070	$30,370
Cequent Transportation Accessories	140,650	129,480
Industrial Specialties	73,840	62,360
Fastening Systems	44,190	38,690
Total	$292,750	$260,900

Operating Profit
Rieke Packaging Systems	$7,270	$5,950
Cequent Transportation Accessories	12,280	13,820
Industrial Specialties	8,510	7,690
Fastening Systems	820	(1,550)
Corporate expenses and management fees	(5,630)	(5,770)
Total	$23,250	$20,140

Adjusted EBITDA
Rieke Packaging Systems	$9,420	$8,470
Cequent Transportation Accessories	16,890	18,270
Industrial Specialties	10,370	9,510
Fastening Systems	2,350	60
Corporate expenses and management fees	(6,360)	(6,240)
Total	$32,670	$30,070

11.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of March 31, 2005, the Company has 1,885,572 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

During each of the three month periods ended March 31, 2005 and 2004, the Company recorded approximately $0.1 million in non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

During the first quarter 2005, the Company issued 193,220 options with a weighted average fair value at the date of grant of $5.69 per option. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years; risk-free interest rate of 4%, and; expected volatility of 30%.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No 25"). The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended March 31,
	2005	2004
Net income attributed to common stock, as reported	$2,510	$2,220
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	30
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(400)	(230)
Pro-forma net income attributed to common stock	$2,160	$2,020

Net income per share:
Basic, as reported	$0.13	$0.11
Basic, pro-forma for stock-based compensation	$0.11	$0.10

Diluted, as reported	$0.13	$0.11
Diluted, pro-forma for stock-based compensation	$0.11	$0.10

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received increased by 6% per annum from the stated $16.90 per share value. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas did not recognize any compensation expense related to this plan in 2004 or 2005 and obligations accrued related thereto were fully paid in 2004.

12.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2005 and 2004, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations as of March 31, 2005 as they would have been antidilutive.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

13.    Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees includes the following components for the three months ended March 31, 2005 and 2004:

(in thousands)	Pension Benefit		Postretirement Benefit
	2005	2004	2005	2004
Service cost	$150	$170	$20	$20
Interest cost	420	390	90	110
Expected return on plan assets	(460)	(410)	—	—
Amortization of net loss	90	50	20	30
Net periodic benefit cost	$200	$200	$130	$160

The Company previously disclosed in its consolidated financial statements for the year ended December 31, 2004 that it expected to contribute approximately $1.9 million to its pension plan and $0.5 million to its other postretirement benefit plan in 2005.

14.    Impact of Newly Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. On April 14, 2005, the Securities and Exchange Commission ("SEC") approved a delay to the effective date of SFAS No. 123(R). Under the new SEC rule, SFAS No. 123(R) is effective for annual periods that begin after December 31, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company is currently evaluating the requirements of SFAS No. 123(R) and expects the adoption of this standard will result in amounts that are similar to the current pro forma disclosures provided under SFAS No. 123 and included in Note 11 to the consolidated financial statements.

15.    Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$890	$3,030	$—	$3,920
Trade receivables, net	—	100,610	30,910	(4,150)	127,370
Receivables, intercompany	—	6,690	—	(6,690)	—
Inventories, net	—	158,670	17,930	—	176,600
Deferred income taxes	—	17,210	320	—	17,530
Prepaid expenses and other current assets	—	6,200	1,120	—	7,320
Total current assets	—	290,270	53,310	(10,840)	332,740
Investments in subsidiaries	835,080	130,520	—	(965,600)	—
Property and equipment, net	—	143,820	49,510	—	193,330
Goodwill	—	544,670	110,980	—	655,650
Intangibles and other assets	17,850	372,480	22,540	(54,660)	358,210
Total assets	$852,930	$1,481,760	$236,340	$(1,031,100)	$1,539,930

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,890	$—	$—	$2,890
Accounts payable, trade	—	106,410	26,490	—	132,900
Accounts payable, intercompany	—	—	6,690	(6,690)	—
Accrued liabilities	12,720	54,980	11,090	(4,150)	74,640
Due to Metaldyne	—	2,740	—	—	2,740
Total current liabilities	12,720	167,020	44,270	(10,840)	213,170
Long-term debt	436,250	315,330	50,360	(50,980)	750,960
Deferred income taxes	—	125,990	11,080	(3,680)	133,390
Other long-term liabilities	—	34,080	110	—	34,190
Due to Metaldyne.	—	4,260	—	—	4,260
Total liabilities	448,970	646,680	105,820	(65,500)	1,135,970
Total shareholders' equity	403,960	835,080	130,520	(965,600)	403,960
Total liabilities and shareholders' equity	$852,930	$1,481,760	$236,340	$(1,031,100)	$1,539,930

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$520	$2,570	$—	$3,090
Trade receivables, net	—	70,530	27,010	(4,150)	93,390
Receivables, intercompany	—	5,270	—	(5,270)	—
Inventories, net	—	154,390	25,650	—	180,040
Deferred income taxes	—	17,210	320	—	17,530
Prepaid expenses and other current assets	—	7,360	1,090	—	8,450
Total current assets	—	255,280	56,640	(9,420)	302,500
Investments in subsidiaries	812,820	133,010	—	(945,830)	—
Property and equipment, net	—	147,350	51,260	—	198,610
Goodwill	—	544,270	113,710	—	657,980
Intangibles and other assets	30,470	376,670	22,760	(66,790)	363,110
Total assets	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	—	102,280	32,950	—	135,230
Accounts payable, intercompany	—	—	5,270	(5,270)	—
Accrued liabilities	1,920	59,030	11,380	(4,150)	68,180
Due to Metaldyne	—	2,650	—	—	2,650
Total current liabilities	1,920	166,950	49,600	(9,420)	209,050
Long-term debt	436,210	299,440	50,360	(50,980)	735,030
Deferred income taxes	—	138,100	11,250	(15,810)	133,540
Other long-term liabilities	—	35,010	150	—	35,160
Due to Metaldyne.	—	4,260	—	—	4,260
Total liabilities	438,130	643,760	111,360	(76,210)	1,117,040
Total shareholders' equity	405,160	812,820	133,010	(945,830)	405,160
Total liabilities and shareholders' equity	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For The Three Months Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$255,580	$41,840	$(4,670)	$292,750
Cost of sales	—	(200,850)	(31,030)	4,670	(227,210)
Gross profit	—	54,730	10,810	—	65,540
Selling, general and administrative expenses	—	(35,280)	(7,250)	—	(42,530)
Gain (loss) on dispositions of property and equipment	—	250	(10)	—	240
Operating profit	—	19,700	3,550	—	23,250
Other income (expense), net:
Interest expense	(10,580)	(6,940)	(820)	100	(18,240)
Other income (expense), net	870	(1,710)	(150)	(100)	(1,090)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(9,710)	11,050	2,580	—	3,920
Income tax (expense) benefit	3,680	(4,420)	(670)	—	(1,410)
Equity in net income (loss) of subsidiaries	8,540	1,910	—	(10,450)	—
Net income (loss)	$2,510	$8,540	$1,910	$(10,450)	$2,510

	For The Three Months Ended March 31, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$216,170	$50,630	$(5,900)	$260,900
Cost of sales	—	(165,830)	(36,870)	5,900	(196,800)
Gross profit	—	50,340	13,760	—	64,100
Selling, general and administrative expenses	—	(38,930)	(4,780)	—	(43,710)
Loss on dispositions of property and equipment	—	(250)	—	—	(250)
Operating profit	—	11,160	8,980	—	20,140
Other income (expense), net:
Interest expense	(11,120)	(4,950)	(420)	180	(16,310)
Other income (expense), net	(490)	(100)	470	(180)	(300)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,610)	6,110	9,030	—	3,530
Income tax (expense) benefit	3,670	(1,920)	(3,060)	—	(1,310)
Equity in net income (loss) of subsidiaries	10,160	5,970	—	(16,130)	—
Net income (loss)	$2,220	$10,160	$5,970	$(16,130)	$2,220

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For The Three Months Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$9,940	$(21,290)	$—	$(11,350)

Cash Flows from Investing Activities:
Capital expenditures	—	(3,360)	(1,190)	—	(4,550)
Proceeds from sales of fixed assets	—	940	—	—	940
Net cash used for investing activities	—	(2,420)	(1,190)	—	(3,610)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(720)	—	—	(720)
Proceeds from borrowings on revolving credit facility	—	286,810	—	—	286,810
Repayments of borrowings on revolving credit facility	—	(270,200)	—	—	(270,200)
Payment on note payable	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	—	(22,940)	22,940	—	—
Net cash provided by (used for) financing activities	—	(7,150)	22,940	—	15,790

Cash and Cash Equivalents:
Increase (decrease) for the period	—	370	460	—	830
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	$890	$3,030	$—	$3,920

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For The Three Months Ended March 31, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$—	$19,930	$1,700	$—	$21,630

Cash Flows from Investing Activities:
Capital expenditures	—	(12,680)	(2,140)	—	(14,820)
Proceeds from sales of fixed assets	—	200	—	—	200
Acquisition of businesses, net of cash acquired	—	(5,430)	—	—	(5,430)
Net cash used for investing activities	—	(17,910)	(2,140)	—	(20,050)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(720)	—	—	(720)
Proceeds from borrowings on revolving credit facility	—	164,500	—	—	164,500
Repayments of borrowings on revolving credit facility	—	(157,500)	—	—	(157,500)
Payments on notes payable	—	(7,720)	—	—	(7,720)
Intercompany transfers (to) from subsidiaries	—	(2,300)	2,300	—	—
Net cash provided by (used for) financing activities	—	(3,740)	2,300	—	(1,440)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(1,720)	1,860	—	140
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$2,460	$4,460	$—	$6,920

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission.

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have four operating segments: Rieke Packaging Systems, Cequent Transportation Accessories, Industrial Specialties and Fastening Systems. In reviewing our financial results for the past several years, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, subsequent acquisitions and recent consolidation, integration and restructuring efforts.

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

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. During 2004 and 2005, we have experienced increasing costs of steel and we are continuing to work with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we have experienced a delay in our ability to implement price increases and recover fully such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience continued increasing costs or disruptions in supply throughout 2005 or longer and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

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

Refer to Note 7, "Long-term Debt," in the notes to consolidated financial statements for information on our current credit facility terms and Note 9, "Related Parties" for additional information concerning other transactions with Metaldyne.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions: Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003 and Bargman in January 2004.

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs, which were essentially completed as of December 31, 2004, involved a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the three months ended March 31, 2005 and 2004, were approximately $1.5 million and $5.4 million, respectively. We estimate that we will incur approximately $2 million of additional costs during the remainder of 2005 to finalize all actions associated with these programs. We believe all of these costs were warranted by the anticipated future benefits of these actions. In 2004, we completed the establishment of our stand-alone corporate office. We now handle internally the legal, tax, benefit administration and environmental, health and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a stand-alone human resources compensation and benefits function.

During May 2004, in connection with our consolidation, integration and other cost-savings programs within the Cequent Transportation Accessories segment, we announced our decision to cease manufacturing in Oakville, Ontario, and expect to consolidate distribution activities for all Canadian customers in that location. The manufacturing operations have been consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, while we expect to complete consolidation of the distribution activities for all Canadian customers by the end of the second quarter of 2005.

Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142, "Goodwill and Other Intangible Assets" (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles ("GAAP"). Some of these limitations are:

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

The following is a reconciliation of our Adjusted EBITDA to net income and cash flows from operating activities for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net income	$2,510	$2,220
Income tax expense	1,410	1,310
Interest expense	18,240	16,310
Depreciation and amortization	10,510	10,230
Adjusted EBITDA	32,670	30,070
Interest paid	(5,780)	(5,060)
Taxes paid	(3,600)	(2,000)
Legacy stock award expense paid	—	(5,400)
(Gain) loss on disposition of plant and equipment	(240)	250
Payments to Metaldyne to fund contractual liabilities	—	(1,980)
Receivables sales and securitization, net	26,560	56,890
Net change in working capital	(60,960)	(51,140)
Cash flows provided by (used for) operating activities	$(11,350)	$21,630

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Facility and business consolidation costs (a)	$1,230	$3,000
Business unit restructuring costs (b)	280	1,250
Acquisition integration costs (c)	—	1,170
	$1,510	$5,420

(a)	Includes employee training, severance and relocation costs, equipment relocation and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment relocation and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	Three Months Ended March 31,
	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$34,070	11.6%	$30,370	11.6%
Cequent Transportation Accessories	140,650	48.1%	129,480	49.7%
Industrial Specialties	73,840	25.2%	62,360	23.9%
Fastening Systems	44,190	15.1%	38,690	14.8%
Total	$292,750	100.0%	$260,900	100.0%

Gross Profit:
Rieke Packaging Systems	$11,850	34.8%	$10,610	34.9%
Cequent Transportation Accessories	31,910	22.7%	34,970	27.0%
Industrial Specialties	17,000	23.0%	16,080	25.8%
Fastening Systems	4,790	10.8%	2,700	7.0%
Allocated / Corporate expenses	(10)	—	(260)	—
Total	$65,540	22.4%	$64,100	24.6%

Selling, General and Administrative:
Rieke Packaging Systems	$4,610	13.5%	$4,620	15.2%
Cequent Transportation Accessories	19,830	14.1%	20,890	16.1%
Industrial Specialties	8,470	11.5%	8,380	13.4%
Fastening Systems	4,000	9.1%	4,310	11.1%
Allocated / Corporate expenses	5,620	—	5,510	—
Total	$42,530	14.5%	$43,710	16.8%

Operating Profit:
Rieke Packaging Systems	$7,270	21.3%	$5,950	19.6%
Cequent Transportation Accessories	12,280	8.7%	13,820	10.7%
Industrial Specialties	8,510	11.5%	7,690	12.3%
Fastening Systems	820	1.9%	(1,550)	(4.0%)
Allocated / Corporate expenses	(5,630)	—	(5,770)	—
Total	$23,250	7.9%	$20,140	7.7%

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

The principal factors impacting us during the three months ended March 31, 2005 compared with the three months ended March 31, 2004 were:

(1)	continued economic expansion, particularly in industrial sectors of the economy, which increased customer demand across each of our business segments, most notably Rieke Packaging Systems and Industrial Specialties;

(2)	increased transportation and materials costs, notably steel, resins, yarns, asphalt, foil and other purchased components, which impacted our material margins; and

(3)	completion of the restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments.

Net sales increased $31.9 million, or approximately 12.2%, for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. Of this amount, we estimate approximately $16 million represents steel cost increases passed through to customers, $14 million is due to organic growth and $1.9 million is due to a weaker U.S. dollar. Rieke's net sales increased $3.7 million, or 12.2%, for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004 due to improved sales of core products, increasing new product sales and the favorable impacts of currency exchange. Cequent's net sales increased $11.2 million, or approximately 8.6%, for the first quarter of 2005 as compared with the first quarter of 2004. After consideration of recovery of steel cost increases passed through to customers and the favorable impact of currency exchange, Cequent's sales were approximately flat in the first quarter 2005 compared to the same period a year ago as marginal increases in unit volume demand were approximately offset by significant price competition in the retail channel. Net sales within our Industrial Specialties segment increased $11.5 million, or approximately 18.4%, for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. Excluding the impact of steel cost increases recovered from customers, sales increased a solid 15.0% as Lamons, Arrow Engine and Norris Cylinder benefited from strong sales of new products, market share gains and overall economic expansion. Net sales in first quarter 2005 for Fastening Systems increased $5.5 million, or 14.2% as compared to first quarter 2004, of which we estimate approximately $4 million represents steel cost increases passed through to customers and $1.5 million is due to continued strong demand for the segment's aerospace fasteners and large diameter bolts used in the heavy truck, construction and agricultural industry markets.

Gross profit margins (gross profit as a percentage of sales) approximated 22.4% and 24.6% for the three months ended March 31, 2005 and March 31, 2004, respectively. Gross profits within Rieke Packaging Systems improved $1.2 million for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, as Rieke benefited from increased sales levels. Rieke's gross profit margins were approximately flat between years. Gross profits for Cequent declined $3.1 million for the first quarter 2005 as compared to first quarter 2004 due to the impact of increased steel and other material costs, as well as pricing compression in Cequent's retail after-market business. Gross profits in the first quarter 2005 within Industrial Specialties increased $0.9 million to $17.0 million from $16.1 million in first quarter 2004 due to higher sales levels. However, gross profits as a percentage of sales declined for the three months ended March 31, 2005 to 23.0% from 25.8% for the three months ended March 31, 2004 primarily as a result of steel cost increases incurred and passed through to customers on which no gross profit was earned and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products, which eroded material margins. Within Fastening Systems, gross profit margins improved from approximately 7.0% for the three months ended March 31, 2004 to approximately 10.8% for the three months ended March 31, 2005 due to improved material margins on non-steel related items and significantly reduced operational inefficiencies as a result of completing the consolidation and closure of the Lakewood, Ohio facility during the fourth quarter 2004.

Operating profit margins (operating profits as a percentage of sales) approximated 7.9% and 7.7% for the quarter ended March 31, 2005 and 2004, respectively. Operating profit at Rieke improved approximately $1.3 million for the first quarter of 2005 as compared with the first quarter of 2004 as Rieke benefited from higher sales volumes and was able to maintain spending levels in selling, general and administrative expenses consistent with the prior year. At Cequent, operating profit declined approximately $1.5 million for the three months ended March 31, 2005 as compared with the three months ended March 31, 2004, primarily as a result of the aforementioned increases in steel and other material costs and increased promotion expense associated with higher sales activity within the retail channel as compared to the year ago period. Within the Industrial Specialties segment, operating profit increased approximately $0.8 million for the quarter ended March 31, 2005 as compared with the quarter ended March 31, 2004 as Lamons, Arrow Engine and Norris Cylinder each benefited from higher sales levels during the first quarter as compared to the year ago period. Also, in first quarter 2004, Compac incurred higher costs and opertational inefficiencies associated with the consolidation of its manufacturing activities into its new Hackettstown, New Jersey facility which was completed during the fourth quarter 2004. Within Fastening Systems, the operating loss improved approximately $2.4 million and resulted in an operating profit of $0.8 million for the first quarter of 2005 compared with an operating loss of approximately $1.6 million for the quarter ended March 31, 2004. This improvement was due primarily to Lake Erie Products having completed the consolidation of its Lakewood, Ohio plant into the remaining facilities in Frankfort, Indiana, and Wood Dale, Illinois. In first quarter 2004, this segment had significant closure and other related costs associated with this plant consolidation activity.

Rieke Packaging Systems.    Net sales increased approximately $3.7 million, or 12.2% to $34.1 million for the three months ended March 31, 2005 as compared to $30.4 million for the three months ended March 31, 2004. Of the $3.7 million increase in sales, approximately $0.6 million was due to the favorable impact of currency exchange as Rieke's reported sales benefited from a weaker U.S. dollar, and $0.6 million was the result of steel cost increases recovered from customers. Also, in first quarter 2005, new product sales increased $3.2 million offset in part by slightly lower core product sales volumes.

Rieke's gross profit margin remained flat at approximately 34.8% for the quarter ended March 31, 2005 as compared to the quarter ended March 30, 2004, as the beneficial impact of increased sales volumes and favorable currency exchange were approximately offset by increased resin and other materials costs not able to be recovered from customers or in the case of steel, recovered from customers but on which no margin was earned.

Rieke's selling, general and administrative costs remained flat at $4.6 million for the three months ended March 31, 2005 and March 31, 2004, as higher costs associated with ongoing launch activities of new pump dispensing products for consumer applications were approximately offset by costs incurred in first quarter 2004 related to employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility that did not recur in first quarter 2005.

Overall, Rieke's operating profit margin increased to approximately 21.3% for the quarter ended March 31, 2005 as compared to approximately 19.6% for the quarter ended March 31, 2004, due to increased sales levels between years, the benefit of stronger foreign currencies, and certain employee-related and other regulatory health and safety costs that did not recur in first quarter 2005. These favorable impacts were offset in part by steel cost increases recovered from customers on which no margin was earned, increased resin and other material costs not able to be passed through to customers, and higher launch costs and other promotional activities associated with the ongoing launch of new products.

Cequent Transportation Accessories.    Net sales increased $11.2 million, or approximately 8.6%, to $140.7 million for the three months ended March 31, 2005 compared to approximately $129.5 million for the three months ended March 31, 2004. Of this amount, approximately $8.8 million represented steel cost increases recovered from customers and $2.4 million was due to higher unit volume sales and the favorable effects of currency exchange. Overall, in the first quarter 2005, Cequent experienced softening demand for towing products in the wholesale distributor and installer markets due to the existence of adequate inventory levels in these channels. Cequent's sales were also impacted by competitive pricing pressures in all markets but most significantly in the retail channel.

Cequent's gross profit declined $3.1 million to approximately 22.7% of sales for the quarter ended March 31, 2005 from 27.0% of sales for the quarter ended March 31, 2004. We estimate gross profit margins in first quarter 2005 were approximately 280 basis points lower due to the impact of: (1) higher steel costs incurred not recovered from customers, and (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned. Gross profit margins were also negatively impacted by higher costs for purchased components and freight that Cequent has not been able to pass through to customers as market demand remains relatively flat and continued pricing pressure from off-shore sources is expected to continue.

Cequent's selling, general and administrative expenses decreased approximately $1.1 million to $19.8 million for the quarter ended March 31, 2005 from approximately $20.9 million for the quarter ended March 31, 2004. In first quarter 2004, Cequent incurred approximately $1.2 million in higher costs related to the consolidation of certain businesses distribution activities in South Bend, Indiana, and ramp-up of that facility's operations. These costs did not recur in first quarter 2005.

Overall, Cequent's operating profit margin decreased from 10.7% for the quarter ended March 31, 2004 to 8.7% for the quarter ended March 31, 2005 principally due to less demand than expected for towing products in the wholesale distributor installer channel, greater price competition in the retail channel and increased costs of steel, purchased components and other materials that it could not recover from its customers.

Industrial Specialties.    Net sales during the quarter ended March 31, 2005 increased $11.5 million, or approximately 18.4%, compared to the quarter ended March 31, 2004, due to new product introductions, market share gains and overall economic expansion. Of this amount, sales at Lamons increased $3.7 million as it benefited from significant oil refinery turnaround activity with major customers. Sales of Arrow's engines and replacement parts increased $3.3 million or approximately 56.1% as it benefited from high levels of drilling activity in the U.S. and Canada and continued high oil and natural gas prices. Sales at Norris Cylinder, exclusive of steel impacts, increased approximately $1.6 million or 14.2%. In addition, we estimate approximately $2.2 million of the sales increase was due to recovery of steel cost increases passed through to customers, principally at Norris Cylinder.

Gross profit margins at Industrial Specialties decreased to 23.0% of sales for the quarter ended March 31, 2005 from 25.8% of sales for the three months ended March 31, 2004. This decline between periods was principally due to steel cost increases incurred and passed through to customers on which no margin was earned, and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products which eroded material margins overall, partially offset by margins earned on the sales volume increase between years.

Selling, general and administrative expenses as a percent of sales declined to 11.5% in the first quarter 2005 from 13.4% in first quarter 2004, as this segment's businesses benefited from increased sales volumes between periods. Also, in first quarter 2004, we incurred $0.8 million higher costs in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey. This consolidation was completed in fourth quarter 2004, however, the benefits of this reduction were partially offset as a result of Lamons recording a $0.4 million charge related to asbestos litigation defense costs in first quarter 2005.

Operating profit margins at Industrial Specialties decreased to 11.5% for the three months ended March 31, 2005 from 12.3% for the three months ended March 31, 2004, primarily due to that portion of increased steel costs recovered from customers on which no margin was earned and other material cost increases which could not be recovered from customers, partially offset by the benefits of increased sales volumes across the majority of this segment's businesses and less cost incurred in connection with Compac's consolidation of operating facilities which was completed in fourth quarter 2004.

Fastening Systems.    Net sales for the three months ended March 31, 2005, increased $5.5 million, or approximately 14.2%, compared to the three months ended March 31, 2004. Of this amount, approximately $4.2 million represents steel cost increases recovered from customers, while the remaining $1.3 million increase was due to continued strong demand for both aerospace fasteners and large diameter bolts used in the heavy truck, construction and agricultural industries.

Gross profit margins within Fastening Systems improved to 10.8% for the quarter ended March 31, 2005 from 7.0% for the quarter ended March 31, 2004 due to improved material margins on non-steel related items and significantly reduced operational inefficiencies as a result of completing the consolidation of our Lakewood, Ohio facility into our existing facilities in Frankfort, Indiana and Wood Dale, Illinois.

Selling, general and administrative expenses at Fastening Systems decreased $0.3 million, from $4.3 million for the three months ended March 31, 2004 to $4.0 million for the three months ended March 31, 2005, as the segment was able to maintain spending levels between years.

Overall, operating profit at Fastening Systems improved $2.4 million to an operating profit of $0.8 million in the quarter ended March 31, 2005 as compared to an operating loss of $1.6 million in the quarter ended March 31, 2004. This change was primarily due to the fact that the first quarter of 2004 reflected closure and other costs and decreased productivity as the result of consolidation of our Lakewood, Ohio facility into our remaining operating facilities. This action was completed in the fourth quarter 2004.

Corporate Expenses and Management Fees.    Corporate office expenses and management fees approximated $5.6 million for the three months ended March 31, 2005 as compared to $5.8 million for the three months ended March 31, 2004, as the Company's corporate office activities are now fully established.

Interest Expense.    Interest expense increased approximately $1.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to an increase in our effective interest rate from 4.64% at March 31, 2004 to 6.19% at March 31, 2005, and overall increased borrowings on the revolver in first quarter 2005 to fund increased working capital needs.

Income Taxes.    The effective income tax rate for the three months ended March 31, 2005 was 36.0% compared to 37.1% for the three months ended March 31, 2004. The decrease in effective rate in the quarter ended March 31, 2005 compared to the same period a year ago is due to a minor shift in pre-tax income from higher to lower-taxed jurisdictions.

Liquidity and Capital Resources

Cash Flows

Cash used for operating activities for the three months ended March 31, 2005 was $11.4 million as compared to cash provided by operating activities for the three months ended March 31, 2004 of $21.6 million. Use of cash in first quarter 2005 was to primarily fund higher levels of receivables as a result of increased sales levels over the comparable period a year ago. In first quarter 2004, operating cash flows benefited from the sale of $56.9 million of receivables into our securitization facility while in first quarter 2005, operating cash flow increased only $26.6 million as a result of the sale of certain receivables at one business and the incremental sales of receivables into our securitization facility.

Cash used for investing activities for the three months ended March 31, 2005 was $3.6 million as compared to $20.1 million for the prior year period. This decrease is due primarily to the acquisition of Theodore Bargman Company in first quarter 2004, 2004 expenditures for our new Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment.

Cash provided by financing activities for the three months ended March 31, 2005 was $15.8 million as compared to cash used for financing activities for the three months ended March 31, 2004 of $1.4 million. This increase was due primarily to increased borrowings on our revolving credit facility to fund the aforementioned increase in working capital.

On January 29, 2004, we completed the acquisition of Bargman. The total consideration paid was approximately $5.5 million. The transaction was funded by borrowings under our revolving credit facility.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility (of which $29.4 million and $288.2 million was outstanding as of March 31, 2005, respectively). Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.5 to 1.00 at March 31, 2005. The permitted leverage ratio becomes more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2005, 5.00 to 1.00 at December 31, 2005, 4.50 to 1.00 at September 30, 2006 and 4.25 to 1.00 at December 31, 2006. We were in compliance with our covenants at March 31, 2005.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2005, we had $59.5 million outstanding under our accounts receivable facility and no funding available. At March 31, 2005, we also had $29.4 million outstanding under our revolving credit facility and had an additional $92.9 million potentially available after giving effect to approximately $27.7 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, we had approximately $11.1 million of borrowing capacity available for general corporate purposes.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7 to the accompanying consolidated financial statements as of March 31, 2005. Based on amounts outstanding at March 31, 2005, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by approximately $3.2 million annually.

We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $25.6 million. We expect to continue to utilize leasing as a financing strategy in the future to meet future capital expenditure needs and to reduce debt levels.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At March 31, 2005, we had $59.5 million outstanding and no funding available under this facility.

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

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2004 audited financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.9 million at March 31, 2005. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

We review definite-lived intangible assets as events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Future changes in our business or the markets for our products could result in impairments of other intangible assets that might be required to be recorded in future periods.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, "Long-term Debt," in the notes to the consolidated financial statements for additional information.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2005, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Changes in disclosure controls and procedures

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and as more fully disclosed in its Form 10K for the year ended December 31, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. During the fourth quarter 2004, the Company initiated various actions to remediate the control deficiencies noted and continued their implementation during the quarterly period ended March 31, 2005. These actions included hiring a new controller, revising its monthly accounting and closing processes and controls, and the addition of supplemental financial resources to assist with effectively implementing the revised monthly accounting and control activities.

Part II. Other Information

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

As of April 30, 2005, we were a party to approximately 1,470 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

Item 2.    Changes in Securities and Use of Proceeds

None of our securities, which are not registered under the Securities Act, have been issued or sold by us during the period covered by this report.

Items 3, 4 and 5

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

3.1 (a)	Amended and Restated Certificate of Incorporation of TriMas Corporation.

3.2 (a)	Amended and Restated By-laws of TriMas Corporation.

4.1 (a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.

4.2 (a)	Form of note (included in Exhibit 4.1(a)).

4.3 (a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.

4.4 (b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.

4.5 (c)	Supplemental Indenture dated as of March 4, 2003.

4.6 (d)	Supplemental Indenture No. 2 dated as of May 9, 2003.

4.7 (e)	Supplemental Indenture No. 3 dated as of August 6, 2003.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).

(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(e)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)

Date: May 16, 2005	By:	/s/ E.R. Autry E.R. Autry Chief Financial Officer and Chief Accounting Officer