Form 10-Q
period 2005-06-30
TRIMAS CORP
filed 2005-08-15
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from to .

Commission File Number 333-100351

TRIMAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-2687639 (IRS Employer Identification No.)

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

As of August 15, 2005, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Part I. Financial Information

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
June 30, 2005 and December 31, 2004
(Unaudited — dollars in thousands, except for share amounts)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,860	$3,090
Receivables, net	115,990	93,390
Inventories, net	171,230	180,040
Deferred income taxes	17,530	17,530
Prepaid expenses and other current assets	7,010	8,450
Total current assets	315,620	302,500
Property and equipment, net	189,630	198,610
Goodwill	651,160	657,980
Other intangibles, net	296,850	304,910
Other assets	56,260	58,200
Total assets	$1,509,520	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$2,890	$2,990
Accounts payable	138,730	135,230
Accrued liabilities	62,040	68,180
Due to Metaldyne	2,620	2,650
Total current liabilities	206,280	209,050
Long-term debt	728,850	735,030
Deferred income taxes	133,120	133,540
Other long-term liabilities	33,660	35,160
Due to Metaldyne.	4,260	4,260
Total liabilities	1,106,170	1,117,040
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	399,610	399,450
Retained deficit	(33,870)	(40,430)
Accumulated other comprehensive income	37,410	45,940
Total shareholders' equity	403,350	405,160
Total liabilities and shareholders' equity	$1,509,520	$1,522,200

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
For the Three and Six Months Ended
June 30, 2005 and 2004
(Unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$294,630	$284,210	$587,380	$545,110
Cost of sales	(225,460)	(208,960)	(452,670)	(405,760)
Gross profit	69,170	75,250	134,710	139,350
Selling, general and administrative expenses	(41,380)	(44,370)	(83,670)	(88,330)
Operating profit	27,790	30,880	51,040	51,020
Other expense, net:
Interest expense	(18,710)	(16,280)	(36,950)	(32,590)
Foreign exchange gain (loss)	(1,900)	(320)	(2,130)	(520)
Other, net	(850)	(60)	(1,710)	(160)
Other expense, net	(21,460)	(16,660)	(40,790)	(33,270)
Income before income tax expense	6,330	14,220	10,250	17,750
Income tax expense	(2,280)	(5,260)	(3,690)	(6,570)
Net income	$4,050	$8,960	$6,560	$11,180

Basic earnings per share	$0.20	$0.45	$0.33	$0.56

Diluted earnings per share	$0.20	$0.44	$0.33	$0.55

Weighted average common shares — basic	20,010,000	20,010,000	20,010,000	20,010,000

Weighted average common shares — diluted	20,010,000	20,443,610	20,010,000	20,436,880

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
For the Six Months Ended
June 30, 2005 and 2004
(Unaudited — dollars in thousands)

	Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$6,560	$11,180
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	130	180
Depreciation and amortization	21,020	20,510
Amortization of debt issue costs	2,470	2,320
Non-cash compensation expense	160	250
Net proceeds from sale of receivables and receivables securitization	24,440	48,280
Payment to Metaldyne to fund contractual liabilities	(330)	(4,610)
Increase in receivables	(47,040)	(59,710)
Decrease (increase) in inventories	8,810	(21,840)
Decrease (increase) in prepaid expenses and other assets	990	(1,460)
(Decrease) increase in accounts payable and accrued liabilities	(2,530)	16,640
Other, net	(460)	(4,270)
Net cash provided by operating activities, net of acquisition impact	14,220	7,470
Cash Flows from Investing Activities:
Capital expenditures	(9,410)	(26,850)
Proceeds from sales of fixed assets	2,320	200
Acquisition of businesses, net of cash acquired	—	(5,500)
Net cash used for investing activities	(7,090)	(32,150)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(1,440)	(1,440)
Proceeds from borrowings on revolving credit facility	516,280	330,100
Repayments of borrowings on revolving credit facility	(521,100)	(297,100)
Payments on notes payable	(100)	(7,850)
Net cash (used for) provided by financing activities	(6,360)	23,710
Cash and Cash Equivalents:
Increase (decrease) for the period	770	(970)
At beginning of period	3,090	6,780
At end of period	$3,860	$5,810
Supplemental disclosure of cash flow information:
Cash paid for interest	$33,760	$31,070
Cash paid for taxes	$5,750	$6,470

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2005
(Unaudited — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$200	$399,450	$(40,430)	$45,940	$405,160
Comprehensive income (loss):
Net income	—	—	6,560	—	6,560
Foreign currency translation	—	—	—	(8,530)	(8,530)
Total comprehensive income (loss)	—	—	6,560	(8,530)	(1,970)
Non-cash compensation expense	—	160	—	—	160
Balances, June 30, 2005	$200	$399,610	$(33,870)	$37,410	$403,350

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

2.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Industrial Specialties	Fastening Systems	Total
Balance, December 31, 2004	$178,250	$359,260	$67,860	$52,610	$657,980
Reversal of restructuring reserves established in purchase accounting, net of tax and other adjustments		(390)			(390)
Foreign currency translation	(5,710)	(620)	(100)	—	(6,430)
Balance, June 30, 2005	$172,540	$358,250	$67,760	$52,610	$651,160

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2005 and December 31, 2004 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of June 30, 2005		As of December 31, 2004
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(12,020)	$26,500	$(10,710)
15 – 25 years	103,960	(19,740)	104,190	(16,970)
40 years	101,520	(12,480)	101,520	(11,230)
Total customer relationships	231,980	(44,240)	232,210	(38,910)
Trademark/Trade names	68,880	(4,280)	68,840	(4,280)
Technology and other:
1 – 15 years	28,050	(14,470)	28,160	(12,690)
17 – 30 years	38,970	(8,040)	38,720	(7,140)
Total technology and other	67,020	(22,510)	66,880	(19,830)
	$367,880	$(71,030)	$367,930	$(63,020)

Amortization expense related to technology and other intangibles was $1.4 million and $2.8 million for the three and six month periods ended June 30, 2005, respectively, and was $1.6 million and $2.9 million for the three and six month periods ended June 30, 2004, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.7 million and $5.4 million for the three and six month periods ended June 30, 2005, respectively, and was $2.5 million and $5.2 million for the three and six month periods ended June 30, 2004, respectively. These amounts are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

3.    Restructurings

During 2005, 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves in the six months ended June 30, 2005 is summarized below:

(in thousands)	Severance	Curtailment of Benefit Plan	Closure Costs and Other	Total
Reserve at December 31, 2004	$1,020	$880	$530	$2,430
Establishment of reserves	700	—	—	700
Non-cash reversal of reserves	(180)	—	(130)	(310)
Cash payments	(1,140)	—	(130)	(1,270)
Reserve at June 30, 2005	$400	$880	$270	$1,550

Of the $0.6 million and $0.7 million in reserves established during the three and six month periods ended June 30, 2005, respectively, $0.1 million and $0.5 million is included in cost of sales and selling, general and administrative expense during the three month period ended June 30, 2005, respectively, and $0.1 million and $0.6 million is included in cost of sales and selling, general and administrative expense during the six month period ended June 30, 2005, respectively.

During the second quarter of 2005, the Company's Cequent Transportation Accessories segment rationalized certain back office engineering, marketing and general and administrative support

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

personnel at certain of its locations, resulting in the elimination of approximately 30 positions as of June 30, 2005. The severance costs are expected to be fully paid by the end of 2005.

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations were consolidated into an existing facility. This action resulted in the elimination of approximately 70 positions. The severance and facility costs are expected to be fully paid by the end of the second quarter of 2006.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions resulted in the elimination of approximately 160 positions. Additional severance amounts were added to the restructuring reserve during 2004 and 2005 as certain employees earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severance amounts are expected to be paid by the end of 2005.

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

In addition, during the second quarter of 2005, the Company fulfilled all obligations arising from its restructuring plan resulting from the acquisition of Metaldyne by Heartland in November 2000. As a result, the Company recorded a non-cash reduction in its restructuring reserve of approximately $0.3 million. The Company also recorded a non-cash reduction of approximately $0.3 million in the purchase accounting restructuring reserve related to the acquisition of HammerBlow, which was acquired in the first quarter of 2003. The offsetting after-tax amount of each of these non-cash reductions in reserves was recorded as a reduction to goodwill.

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.4 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, the Company's funding under the facility was approximately $52.2 million and $48.0 million, respectively, with an additional $11.1 million and $0.2 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $72.9 million and $70.1 million at June 30, 2005 and December 31, 2004, respectively. The usage fee under the facility is 1.5%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. The initial three year term of this facility expired in June 2005 and was subsequently renewed under substantially the same terms and conditions, with an amended expiration date of December 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of June 30, 2005 and 2004, the financing costs were based on an average liquidation period of the portfolio of approximately 1.6 months and 1.4 months and an average discount rate of 3.1% and 2.1% at June 30, 2005 and 2004, respectively.

In the second quarter of 2005, the Company sold an undivided interest in approximately $3.7 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. The transaction was accounted for as a sale and the receivables were sold at a discount from face value approximating 2.3%.

In addition, in the first quarter of 2005, the Company sold an undivided interest in approximately $17.0 million of accounts receivable of one of its businesses not a party to the receivables securitization facility to a third party. The transaction was accounted for as a sale and the receivables were sold at a discount from face value approximating 1.25%. Costs associated with the transaction were approximately $0.3 million and are included in other, net in the accompanying consolidated statement of operations.

5.    Inventories, Net

Inventories consist of the following components:

(in thousands)	June 30, 2005	December 31, 2004
Finished goods	$87,540	$87,010
Work in process	23,890	25,810
Raw materials	59,800	67,220
Total inventories	$171,230	$180,040

6.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	June 30, 2005	December 31, 2004
Land and land improvements	$5,080	$6,110
Buildings	58,190	62,270
Machinery and equipment	223,120	217,960
	286,390	286,340
Less: Accumulated depreciation	96,760	87,730
Property and equipment, net	$189,630	$198,610

Depreciation expense was approximately $6.4 million and $12.8 million for the three and six month periods ended June 30, 2005, respectively, and was $6.2 million and $12.2 million for the three and six month periods ended June 30, 2004, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

7.    Long-Term Debt

The Company's long-term debt at June 30, 2005, net of the unamortized discount of $2.2 million and unamortized premium of $0.7 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	June 30, 2005	December 31, 2004
Bank debt	$295,450	$301,710
9 7/8% senior subordinated notes, due June 2012	436,290	436,210
Other	—	100
	731,740	738,020
Less: Current maturities, long-term debt	2,890	2,990
Long-term debt	$728,850	$735,030

The Company is a party to a credit facility ("Credit Facility") with a group of banks which consists of a $335.0 million term loan facility, an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $40.0 million in aggregate, against revolving credit facility commitments. At June 30, 2005 and December 31, 2004, the Company had letters of credit of approximately $30.1 million and $27.1 million, respectively, issued and outstanding. The effective interest rate on the Credit Facility borrowings was 6.94% and 5.69% at June 30, 2005 and December 31, 2004, respectively.

The bank debt is an obligation of the subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, estimated to be approximately $819.6 million and $812.8 million at June 30, 2005 and December 31, 2004, respectively, are presented in the financial information in Note 15. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2005.

The 9 7/8% senior subordinated notes due 2012 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2005, the Company was in compliance with all such covenant requirements.

8.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

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

As of July 31, 2005, we were a party to approximately 1,460 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs for all such cases (exclusive of defense costs), some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases may increase for cases in which product identification can be made, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

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

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. During the six months ended June 30, 2005, payments of approximately $0.3 million were made with respect to these obligations. The remaining assumed liabilities of approximately $6.9 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet at June 30, 2005.

Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will idenmnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and our respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (42.01%) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners ("Heartland") at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million and $2.1 million for the three and six month periods ended June 30, 2005, respectively, and $1.1 million and $2.2 million for the three and six month periods ended June 30, 2004, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.2 million and $0.3 million in the three and six month periods ended June 30, 2005, respectively, and $0.1 million and $0.2 million during the three and six month periods ended June 30, 2004, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $2.2 million and $4.0 million in the three and six month periods ended June 30, 2005, respectively, and $2.1 million and $3.9 million in the three and six month periods ended June 30, 2004, respectively. These amounts are included in net sales in the accompanying consolidated statement of operations.

10.    Segment Information

TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

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

The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Segment activity is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Rieke Packaging Systems	$35,240	$34,720	$69,310	$65,090
Cequent Transportation Accessories	142,370	150,610	283,020	280,090
Industrial Specialties	77,920	61,920	151,760	124,280
Fastening Systems	39,100	36,960	83,290	75,650
Total	$294,630	$284,210	$587,380	$545,110

Operating Profit
Rieke Packaging Systems	$8,520	$9,320	$15,790	$15,270
Cequent Transportation Accessories	10,480	22,910	22,760	36,730
Industrial Specialties	10,040	6,780	18,550	14,470
Fastening Systems	3,000	(2,800)	3,820	(4,350)
Corporate expenses and management fees	(4,250)	(5,330)	(9,880)	(11,100)
Total	$27,790	$30,880	$51,040	$51,020

Adjusted EBITDA
Rieke Packaging Systems	$9,370	$11,590	$18,790	$20,060
Cequent Transportation Accessories	14,760	27,810	31,650	46,080
Industrial Specialties	11,870	8,550	22,240	18,060
Fastening Systems	4,520	(1,170)	6,870	(1,110)
Corporate expenses and management fees	(4,970)	(6,000)	(11,330)	(12,240)
Total	$35,550	$40,780	$68,220	$70,850

11.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of June 30, 2005, the Company has 1,712,081 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

The Company recorded approximately $0.1 million and $0.2 million during the three and six month periods ended June 30, 2005, respectively, and $0.2 and $0.3 million during the three and six month periods ended June 30, 2004, respectively, in non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

During the first six months of 2005, the Company issued 259,330 options with a weighted average fair value at the date of grant of $5.09 per option. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%.

The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The following table illustrates the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to stock-based employee compensation:

(in thousands, except for per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income attributed to common stock, as reported	$4,050	$8,960	$6,560	$11,180
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	130	100	160
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(280)	(330)	(680)	(560)
Pro-forma net income (loss) attributed to common stock	$3,820	$8,760	$5,980	$10,780
Net income (loss) per share:
Basic, as reported	$0.20	$0.45	$0.33	$0.56
Basic, pro-forma for stock-based compensation	$0.19	$0.44	$0.30	$0.54
Diluted, as reported	$0.20	$0.44	$0.33	$0.55
Diluted, pro-forma for stock-based compensation	$0.19	$0.43	$0.30	$0.53

12.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations for the three and six month periods ended June 30, 2005 as they would have been antidilutive.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

13.    Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees includes the following components for the three and six months ended June 30, 2005 and 2004:

	Pension Plans
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service Cost	$150	$180	$300	$350
Interest Cost	420	390	840	780
Expected return on plan assets	(460)	(400)	(920)	(810)
Amortization of net loss	90	40	180	90
Net periodic benefit cost	$200	$210	$400	$410

	Other Postretirement Benefits
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service Cost	$20	$30	$40	$50
Interest Cost	90	100	180	210
Expected return on plan assets	—	—	—	—
Amortization of net loss	20	40	40	70
Net periodic benefit cost	$130	$170	$260	$330

The Company expects to contribute approximately $1.5 million to its pension plan and $0.5 million to its other postretirement benefit plan in 2005.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$890	$2,970	$—	$3,860
Trade receivables, net	—	88,960	27,030	—	115,990
Receivables, intercompany	—	6,490	2,390	(8,880)	—
Inventories, net	—	153,330	17,900	—	171,230
Deferred income taxes	—	17,100	430	—	17,530
Prepaid expenses and other current assets	—	5,910	1,100	—	7,010
Total current assets	—	272,680	51,820	(8,880)	315,620
Investments in subsidiaries	819,550	127,230	—	(946,780)	—
Property and equipment, net	—	140,660	48,970	—	189,630
Goodwill	—	544,350	106,810	—	651,160
Intangibles and other assets	22,010	369,130	21,280	(59,310)	353,110
Total assets	$841,560	$1,454,050	$228,880	$(1,014,970)	$1,509,520
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,890	$—	$—	$2,890
Accounts payable, trade	—	111,830	26,900	—	138,730
Accounts payable, intercompany	—	2,390	6,490	(8,880)	—
Accrued liabilities	1,920	52,920	7,200	—	62,040
Due to Metaldyne	—	2,620	—	—	2,620
Total current liabilities	1,920	172,650	40,590	(8,880)	206,280
Long-term debt	436,290	293,170	50,370	(50,980)	728,850
Deferred income taxes	—	130,840	10,610	(8,330)	133,120
Other long-term liabilities	—	33,580	80	—	33,660
Due to Metaldyne	—	4,260	—	—	4,260
Total liabilities	438,210	634,500	101,650	(68,190)	1,106,170
Total shareholders' equity	403,350	819,550	127,230	(946,780)	403,350
Total liabilities and shareholders' equity	$841,560	$1,454,050	$228,880	$(1,014,970)	$1,509,520

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For The Three Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$252,240	$46,690	$(4,300)	$294,630
Cost of sales	—	(194,400)	(35,360)	4,300	(225,460)
Gross profit	—	57,840	11,330	—	69,170
Selling, general and administrative expenses	—	(35,580)	(5,800)	—	(41,380)
Operating profit	—	22,260	5,530	—	27,790
Other income (expense), net:
Interest expense	(10,440)	(5,120)	(3,170)	20	(18,710)
Other income (expense), net	(900)	940	(2,770)	(20)	(2,750)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	18,080	(410)	—	6,330
Income tax (expense) benefit	4,650	(7,230)	300	—	(2,280)
Equity in net income (loss) of subsidiaries	10,740	(110)	—	(10,630)	—
Net income (loss)	$4,050	$10,740	$(110)	$(10,630)	$4,050
	For the Three Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$237,070	$52,620	$(5,480)	$284,210
Cost of sales	—	(178,630)	(35,810)	5,480	(208,960)
Gross profit	—	58,440	16,810	—	75,250
Selling, general and administrative expenses	—	(39,870)	(4,500)	—	(44,370)
Operating profit	—	18,570	12,310	—	30,880
Other income (expense), net:
Interest expense	(10,850)	(5,060)	(370)	—	(16,280)
Other income (expense), net	(740)	160	200	—	(380)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,590)	13,670	12,140	—	14,220
Income tax (expense) benefit	3,670	(4,800)	(4,130)	—	(5,260)
Equity in net income (loss) of subsidiaries	16,880	8,010	—	(24,890)	—
Net income (loss)	$8,960	$16,880	$8,010	$(24,890)	$8,960

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For The Six Months Ended June 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$507,820	$88,530	$(8,970)	$587,380
Cost of sales	—	(395,250)	(66,390)	8,970	(452,670)
Gross profit	—	112,570	22,140	—	134,710
Selling, general and administrative expenses	—	(70,610)	(13,060)	—	(83,670)
Operating profit	—	41,960	9,080	—	51,040
Other income (expense), net:
Interest expense	(21,020)	(12,060)	(3,990)	120	(36,950)
Other income (expense), net	(30)	(770)	(2,920)	(120)	(3,840)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(21,050)	29,130	2,170	—	10,250
Income tax (expense) benefit	8,330	(11,650)	(370)	—	(3,690)
Equity in net income (loss) of subsidiaries	19,280	1,800	—	(21,080)	—
Net income (loss)	$6,560	$19,280	$1,800	$(21,080)	$6,560
	For the Six Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$453,240	$103,250	$(11,380)	$545,110
Cost of sales	—	(344,460)	(72,680)	11,380	(405,760)
Gross profit	—	108,780	30,570	—	139,350
Selling, general and administrative expenses	—	(79,050)	(9,280)	—	(88,330)
Operating profit	—	29,730	21,290	—	51,020
Other income (expense), net:
Interest expense	(21,970)	(9,990)	(630)	—	(32,590)
Other income (expense), net	(1,230)	(100)	650	—	(680)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(23,200)	19,640	21,310	—	17,750
Income tax (expense) benefit	7,340	(6,670)	(7,240)	—	(6,570)
Equity in net income (loss) of subsidiaries	27,040	14,070	—	(41,110)	—
Net income (loss)	$11,180	$27,040	$14,070	$(41,110)	$11,180

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Six Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities, net of acquisition impact	$—	$5,310	$8,910	$—	$14,220
Cash Flows from Investing Activities:
Capital expenditures	—	(6,720)	(2,690)	—	(9,410)
Proceeds from sales of fixed assets	—	2,320	—	—	2,320
Net cash used for investing activities	—	(4,400)	(2,690)	—	(7,090)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(1,440)	—	—	(1,440)
Proceeds from borrowings on revolving credit facility	—	516,280	—	—	516,280
Repayments of borrowings on revolving credit facility	—	(521,100)	—	—	(521,100)
Payments on notes payable	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	—	5,820	(5,820)	—	—
Net cash used for financing activities	—	(540)	(5,820)	—	(6,360)
Cash and Cash Equivalents:
Increase for the period	—	370	400	—	770
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	890	$2,970	$—	$3,860

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Six Months Ended June 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(21,620)	$20,120	$8,970	$—	$7,470
Cash Flows from Investing Activities:
Capital expenditures	—	(21,620)	(5,230)	—	(26,850)
Proceeds from sales of fixed assets	—	200	—	—	200
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(26,920)	(5,230)	—	(32,150)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(1,440)	—	—	(1,440)
Proceeds from borrowings on revolving credit facility	—	330,100	—	—	330,100
Repayments of borrowings on revolving credit facility	—	(297,100)	—	—	(297,100)
Payments on notes payable	—	(7,850)	—	—	(7,850)
Intercompany transfers (to) from subsidiaries	21,620	(19,710)	(1,910)	—	—
Net cash provided by (used for) financing activities	21,620	4,000	(1,910)	—	23,710
Cash and Cash Equivalents:
Increase (decrease) for the period	—	(2,800)	1,830	—	(970)
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$1,380	$4,430	$—	$5,810

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

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have four operating segments: Rieke Packaging Systems ("Rieke"), Cequent Transportation Accessories ("Cequent"), Industrial Specialties and Fastening Systems. In reviewing our financial results for the past several years, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, subsequent acquisitions and recent consolidation, integration and restructuring efforts.

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

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw material purchases are for steel, polyethylene and other resins. During 2004 and 2005, we have experienced increasing costs of steel and we are continuing to work with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel costs to customers, although we have experienced a delay in our ability to implement price increases and recover fully such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience continued increasing costs or disruptions in supply throughout 2005 or longer and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs, which were essentially completed as of December 31, 2004, involved a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the six months ended June 30, 2005 and 2004, were approximately $2.9 million and $9.9 million, respectively. We estimate that we will incur approximately $0.7 million of additional costs during the remainder of 2005 to finalize all actions associated with these programs. We believe all of these costs are warranted by the anticipated future benefits of these actions. In 2004, we completed the establishment of our stand-alone corporate office. We now handle internally the legal, tax, benefit administration and environmental, health and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax manager, a director of environmental, health and safety and established a stand-alone human resources compensation and benefits function.

During the second quarter of 2005, Cequent implemented an initiative to further rationalize back office engineering, marketing and general administrative support personnel at certain of its locations. This action resulted in the elimination of 30 positions as of June 30, 2005.

During May 2004, in connection with our consolidation, integration and other cost-savings programs within Cequent, we announced our decision to cease manufacturing in Oakville, Ontario, and plan to consolidate distribution activities for all Canadian customers in that location. The manufacturing operations have been consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, and we completed consolidation of the distribution activities for all Canadian customers during the second quarter of 2005.

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

For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income and cash flows from operating activities for the three and six months ended June 30, 2005 and 2004:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$4,050	$8,960	$6,560	$11,180
Income tax expense (benefit)	2,280	5,260	3,690	6,570
Interest expense	18,710	16,280	36,950	32,590
Depreciation and amortization	10,510	10,280	21,020	20,510
Adjusted EBITDA	35,550	40,780	68,220	70,850
Interest paid	(27,980)	(26,010)	(33,760)	(31,070)
Taxes paid	(2,150)	(4,470)	(5,750)	(6,470)
Legacy stock award expense paid	—	—	—	(5,400)
(Gain) loss on dispositions of plant and equipment	370	(70)	130	180
Payments to Metaldyne to fund contractual liabilities	(330)	(2,630)	(330)	(4,610)
Receivables sales and securitization, net	(2,120)	(8,610)	24,440	48,280
Net change in working capital	22,230	(13,150)	(38,730)	(64,290)
Cash flows provided by (used for) operating activities	$25,570	$(14,160)	$14,220	$7,470

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Facility and business consolidation costs (a)	$180	$1,940	$1,410	$4,940
Business unit restructuring costs (b)	370	2,240	650	3,490
Acquisition integration costs (c)	900	180	900	1,350
	$1,450	$4,360	$2,960	$9,780

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four operating segments for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$35,240	12.0%	$34,720	12.2%
Cequent Transportation Accessories	142,370	48.3%	150,610	53.0%
Industrial Specialties	77,920	26.4%	61,920	21.8%
Fastening Systems	39,100	13.3%	36,960	13.0%
Total	$294,630	100.0%	$284,210	100.0%
Gross Profit:
Rieke Packaging Systems	$12,720	36.1%	$13,540	39.0%
Cequent Transportation Accessories	31,540	22.2%	45,140	30.0%
Industrial Specialties	18,660	23.9%	15,260	24.6%
Fastening Systems	6,270	16.0%	1,310	3.5%
Corporate expenses	(20)	—	—	—
Total	$69,170	23.5%	$75,250	26.5%
Selling, General and Administrative:
Rieke Packaging Systems	$4,200	11.9%	$4,220	12.2%
Cequent Transportation Accessories	21,060	14.8%	22,230	14.8%
Industrial Specialties	8,620	11.1%	8,480	13.7%
Fastening Systems	3,270	8.4%	4,110	11.1%
Corporate expenses	4,230	—	5,330	—
Total	$41,380	14.0%	$44,370	15.6%
Operating Profit:
Rieke Packaging Systems	$8,520	24.2%	$9,320	26.8%
Cequent Transportation Accessories	10,480	7.4%	22,910	15.2%
Industrial Specialties	10,040	12.9%	6,780	10.9%
Fastening Systems	3,000	7.7%	(2,800)	(7.6%)
Corporate expenses	(4,250)	—	(5,330)	—
Total	$27,790	9.4%	$30,880	10.9%

The following table summarizes financial information for our four operating segments for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30,
	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	(in thousands)
Net Sales:
Rieke Packaging Systems	$69,310	11.8%	$65,090	11.9%
Cequent Transportation Accessories	283,020	48.2%	280,090	51.4%
Industrial Specialties	151,760	25.8%	124,280	22.8%
Fastening Systems	83,290	14.2%	75,650	13.9%
Total	$587,380	100.0%	$545,110	100.0%
Gross Profit:
Rieke Packaging Systems	$24,570	35.4%	$24,150	37.1%
Cequent Transportation Accessories	63,450	22.4%	80,110	28.6%
Industrial Specialties	35,660	23.5%	31,340	25.2%
Fastening Systems	11,060	13.3%	4,010	5.3%
Corporate expenses	(30)	—	(260)	—
Total	$134,710	22.9%	$139,350	25.6%
Selling, General and Administrative:
Rieke Packaging Systems	$8,780	12.7%	$8,880	13.6%
Cequent Transportation Accessories	40,690	14.4%	43,380	15.5%
Industrial Specialties	17,110	11.3%	16,870	13.6%
Fastening Systems	7,240	8.7%	8,360	11.1%
Corporate expenses	9,850	—	10,840	—
Total	$83,670	14.2%	$88,330	16.2%
Operating Profit:
Rieke Packaging Systems	$15,790	22.8%	$15,270	23.5%
Cequent Transportation Accessories	22,760	8.0%	36,730	13.1%
Industrial Specialties	18,550	12.2%	14,470	11.6%
Fastening Systems	3,820	4.6%	(4,350)	(5.8%)
Corporate expenses	(9,880)	—	(11,100)	—
Total	$51,040	8.7%	$51,020	9.4%

Results of Operations

The principal factors impacting us during the three and six months ended June 30, 2005, compared with the three and six months ended June 30, 2004, were:

(1)	reduced demand in our Cequent Transportation Accessories business segment and continued severe competitor pricing pressure in the retail channel, and to a lesser degree in the installer, wholesaler and distributor channels;

(2)	continued economic expansion, particularly in industrial sectors of the economy, which increased customer demand, most notably in our Industrial Specialaties business segment;

(3)	increased transportation and materials costs, notably steel, resins, yarns, asphalt, foil and other purchased components, which impacted our material margins; and

(4)	completion of the restructuring and consolidation of certain businesses in our Fastening Systems and Industrial Specialties segments.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Net sales increased $10.4 million, or approximately 3.7%, for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. Of this amount, approximately $7.8 million represents recovery of steel cost increases passed through to customers and $2.6 million is due to organic growth and currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Rieke's net sales increased $0.5 million, or approximately 1.5%, for the three months ended June 30, 2005 as compared with the three months ended June 30, 2004, due primarily to a $2.3 million increase in sales of specialty dispensing products and favorable impacts of currency exchange, offset in part by a reduction in sales of core products of approximately 5.9%. Cequent's net sales decreased $8.2 million, or approximately 5.5%, for the second quarter of 2005 as compared with the second quarter of 2004. After consideration of the favorable impacts of currency exchange ($2.1 million) and steel price increases recovered from customers ($4.1 million), net sales decreased $14.4 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units. Net sales within our Industrial Specialties segment increased $16.0 million, or approximately 25.8%, for the second quarter of 2005 as compared with the second quarter of 2004 due to continued strong demand across all businesses in the segment and recovery of steel cost increases, most notably within our industrial cylinder business. Net sales within our Fastening Systems segment increased $2.2 million, or approximately 5.8%, between years primarily due to improved demand for aerospace fasteners and recovery of steel cost increases on industrial fastener products, offset by lower sales volumes of industrial fastener products due to customer inventory adjustments.

Gross profit margins (gross profit, as a percentage of sales) approximated 23.5% and 26.5% for the three months ended June 30, 2005 and 2004, respectively. Rieke's gross profit margin declined from approximately 39.0% for the three months ended June 30, 2004 to 36.1% for the three months ended June 30, 2005 due primarily to the impact of steel cost recovery issues related to certain products in Europe and resin and other cost increases in the second quarter of 2005 not able to be fully recovered from customers via pricing. Cequent's gross profit margin declined from approximately 30.0% in the second quarter of 2004 to approximately 22.2% in the second quarter of 2005. The decrease between years is due to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Gross profit margins within our Industrial Specialties segment declined slightly in the second quarter of 2005 to 23.9% compared to 24.6% in the second quarter of 2004 due primarily to steel cost increases incurred and passed through to customers on which no margin was earned. Gross profit margins within our Fastening Systems segment increased to 16.0% in the second quarter of 2005 compared to 3.5% in the same period a year ago. This improvement is the result of increased sales of higher margin aerospace fasteners and reduced inefficiences as a result of integration activities completed in 2004.

Operating profit margins (operating profit as a percentage of sales) approximated 9.4% and 10.9% for the quarters ended June 30, 2005 and 2004, respectively. Operating profit at Rieke decreased $0.8 million for the second quarter of 2005 as compared with the second quarter of 2004 consistent with decline in gross profit as selling, general and administrative expense in second quarter 2005 were essentially flat compared to the year-ago period. Within Cequent, operating profit decreased $12.5 million for the second quarter of 2005 as compared with the second quarter of 2004 as this business segment reduced variable selling and other fixed costs approximately $1.7 million during the second quarter of 2005 as compared to the year-ago period in response to reduced sales levels. Within the Industrial Specialties segment, operating profit increased $3.3 million for the second quarter of 2005 as compared with the second quarter of 2004 as businesses in this segment benefited from significantly increased sales levels between years with only a nominal increase in related selling and other fixed costs required to generate such sales pull-through. Within Fastening Systems, operating profit improved $5.8 million to $3.0 million in the second quarter of 2005 compared to an operating loss of $2.8 million in the second quarter of 2004. This is a direct result of operational improvements related to integration activities completed in 2004. In addition, the year-ago period includes approximately $1.8 million of costs related to the consolidation of two manufacturing facilities, which was completed by fourth quarter of 2004.

Rieke Packaging Systems.    Net sales increased $0.5 million, or approximately 1.5%, to $35.2 million for the quarter ended June 30, 2005 compared to $34.7 million for the quarter ended June 30, 2004. Of the $0.5 million increase in sales, approximately $2.3 million was due to sales of new specialty dispensing products and $0.6 million was due to the favorable impact of foreign currency exchange on sales. These increases were offset by an approximate $1.8 million or 5.9% decrease in core product sales of industrial closures, rings and levers compared to the year-ago period.

Rieke's gross profit margin declined to approximately 36.1% for the quarter ended June 30, 2005 from 39.0% for the quarter ended June 30, 2004. The decrease in gross profit between years of $0.8 million was primarily due to the impact of steel cost recovery issues related to certain products in Europe and resin and other material cost increases in the second quarter of 2005, not able to be fully recovered from customers during the quarter via pricing.

Rieke's selling, general and administrative costs remained approximately flat at $4.2 million during the quarter ended June 30, 2005 as compared with the second quarter of 2004 as nominal increases in selling expenses between years were approximately offset by reductions in general and administrative expenses incurred.

Overall, Rieke's operating profit margin declined to approximately 24.2% for the quarter ended June 30, 2005 from 26.8% for the second quarter of 2004, as the positive impact of slightly higher sales during the quarter were more than offset by aforementioned material cost increases not yet able to be recovered from customers.

Cequent Transportation Accessories.    Net sales decreased $8.2 million, or approximately 5.5%, to $142.4 million for the quarter ended June 30, 2005 compared to $150.6 million for the second quarter of 2004. After consideration of the favorable impacts of currency exchange ($2.1 million) and steel price increases recovered from customers ($4.1 million), net sales decreased $14.4 million between years. This decrease between years resulted from lower overall end market demand and the impact of customer inventory adjustments principally within our towing and trailer products business units. Sales in our Cequent Consumer Products business were $2.5 million lower during the second quarter of 2005 as compared to the year-ago period due to a one-time pipeline fill for a significant retail customer in the second quarter of 2004. Also, we believe sales during the second quarter of 2004 were unusually strong as customers bought ahead of steel-related price increases.

Cequent's gross profit decreased $13.6 million to $31.5 million, or 22.2% of net sales, for the quarter ended June 30, 2005 from approximately 45.1 million, or 30.0% of net sales, in the second quarter of 2004. Of this decline in gross profit, we estimate $4.3 million is attributed to the decrease in sales levels between years, principally in our towing and trailer products businesses. Our gross profit margins were further reduced due to significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing.

Cequent's selling, general and administrative expenses decreased approximately $1.2 million during the second quarter 2005 compared to the second quarter of 2004 as Cequent reduced these costs in response to lower sales levels between years. Selling, general and administrative expense as a percent of sales approximated 14.8% in the second quarter of 2005 and 2004, respectively.

Overall, Cequent's operating profit declined $12.4 million from $22.9 million for the second quarter of 2004 to $10.5 million in the second quarter of 2005, which represented a decrease in operating profit margin from approximately 15.2% to approximately 7.4%. The decline in operating profit between years is the result of lower sales levels, principally in the towing and trailer products businesses and margin erosion in all market channels due to severe competitor pricing pressures and inability to fully recover steel and other material cost increases via pricing. These negative impacts to operating profit were partially offset by a reduction in selling, general and administrtative expenses in response to lower levels of sales activity.

Industrial Specialties.    Net sales during the quarter ended June 30, 2005, increased $16.0 million, or approximately 25.8%, compared to the second quarter of 2004. Of the $16.0 million increase in sales, approximately $14.7 million is a result of increasing demand for our products in the energy and petro-chemical, general industrial, commercial construction, and defense markets due to marketshare gains, new products, and economic expansion. We estimate that approximately $1.3 million is due to recovery of steel cost increases passed through to customers, principally within our industrial cylinder, precision tool and specialty gasket businesses.

Gross profit within our Industrial Specialties segment increased $3.4 million from $15.3 million in the second quarter of 2004 to $18.7 million in the second quarter of 2005. Gross profit margins at Industrial Specialties were approximately 23.9% for the quarter ended June 30, 2005 compared to 24.6% for the quarter ended June 30, 2004, as higher gross profits on the increase in sales volumes between years was mostly offset by steel and other material cost increases incurred and passed through to customers on which no gross profit was earned.

Selling, general and administrative expenses increased only slightly in the second quarter of 2005 from $8.5 million, or 13.7% of sales in the second quarter of 2004, to $8.6 million, or 11.1% of sales, in the second quarter of 2005. In the quarter ended June 30, 2005, net selling expense increased $0.4 million across all businesses in this segment, asbestos litigation defense costs increased $0.5 million in our specialty gasket business and overall general and administrative expense increased $0.3 million. These increases in costs between years were offset by approximately $1.2 million in costs from the quarter ended June 30, 2004, that did not recur in the current year as a result of Compac's facilities consolidation largely being completed by the fourth quarter of 2004.

Operating profit in the second quarter of 2005 increased $3.2 million to $10.0 million from $6.8 million in the second quarter 2004. Operating profit margins at Industrial Specialties improved to 12.9% for the three months ended June 30, 2005 compared to 10.9% from the year-ago period primarily due to the increased sales volumes across all businesses, and reduced costs resulting from the completion of Compac's facility consolidation in fourth quarter 2004, partially offset by the impact of steel and other raw material costs incurred and recovered from customers but on which no margin was earned.

Fastening Systems.    Net sales for the quarter ended June 30, 2005, increased by $2.1 million, or 5.8%, compared to the quarter ended June 30, 2004. Our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 32.2% over the same period a year ago, due principally to an overall increase in the commercial and business jet build rates in 2005. In addition, we estimate that we have recovered approximately $3.5 million of steel cost increases from our industrial fastener customers in the second quarter of 2005, compared to $1.2 million in second quarter of 2004. These increases in sales were partially offset by a decline in sales of industrial fasteners of $2.9 million in second quarter 2005 compared to the second quarter 2004, as major customers adjusted inventory levels, partially in response to the high volume of units shipped during first quarter 2005.

Gross profit margins at Fastening Systems increased to approximately 16.0% in the quarter ended June 30, 2005 from approximately 3.5% for the quarter ended June 30, 2004. This improvement is a result of a change in product mix as a result of increased sales of higher margin aerospace fasteners and improved gross margins earned on industrial fasteners due to operational efficiencies achieved as a result of plant consolidation activities completed in the fourth quarter of 2004.

Selling, general and administrative expenses in the second quarter 2005 decreased $0.8 million to $3.3 million, or 8.4% of net sales, from $4.1 million, or 11.1% of net sales, in the second quarter 2004 primarily as a result of operational improvements related to integration activities completed in the fourth quarter of 2004.

Overall, operating profit within Fastening Systems improved $5.8 million between years to $3.0 million in the quarter ended June 30, 2005 as compared to an operating loss of $2.8 million in the quarter ended June 30, 2004. The improvement within the Fastening Systems segment between years is primarily due to proportionately greater sales of higher margin aerospace fasteners during the second quarter of 2005 relative to the comparable period a year ago and operational improvements related to integration activities completed by the end of 2004. In addition, the year-ago period included approximately $1.8 million of increased costs related to the consolidation of the Lakewood, Ohio manufacturing facility into our Frankfort, Indiana facility, which was largely completed by the fourth quarter of 2004.

Corporate Expenses and Management Fees.    General and administrative expense at the corporate office decreased approximately $1.1 million to $4.2 million for the three months ended June 30, 2005 as compared to $5.3 million for the three months ended June 30, 2004, due to reduced expenses related to management incentive compensation programs and reduced spending in the second quarter of 2005 related to the timing of certain accounting, audit and tax compliance activities.

Other Expense, Net.    Interest expense increased approximately $2.4 million to $18.7 million for the three months ended June 30, 2005 as compared to $16.3 million for the three months ended June 30, 2004. The increase is primarily the result of increased borrowings in 2005 to fund higher working capital requirements and an increase in our weighted average interest rate from approximately 4.75% to approximately 6.94% at June 30, 2004 and June 30, 2005, respectively. During the three months ended June 30, 2005, other, net increased $2.4 million to $2.8 million as compared to $0.4 million for the three months ended June 30, 2004. Of this amount, $1.9 million is due to net losses on transactions denominated in foreign currencies other than the local currency of the company subsidiary that is a party to the transaction. The remaining amount of the increase between years is due to $0.4 million of higher expenses incurred as a result of increased use of the Company's receivables securitization facility to fund working capital needs.

Income Taxes.    The effective income tax rates for the three months ended June 30, 2005 and 2004 were 36.0% and 37.0%, respectively. In the quarter ended June 30, 2005, the Company reported foreign pre-tax income of approximately $3.4 million and domestic pre-tax income of approximately $2.9 million. The domestic pre-tax income included approximately $18.7 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the quarter ended June 30, 2004, the Company reported foreign pre-tax income of approximately $12.4 million compared to a reported domestic pre-tax income of $1.8 million. The domestic pre-tax income included approximately $16.3 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net sales increased $42.3 million, or approximately 7.8%, to $587.4 million for the six months ended June 30, 2005 as compared to $545.1 million for the six months ended June 30, 2004. Of this amount, $13.7 million is due to organic growth and $4.6 million is the result of currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Also, we estimate approximately $24 million represents recovery of steel cost increases passed through to customers. Rieke's net sales increased $4.2 million, or approximately 6.5%, for the six months ended June 30, 2005 as compared to the same period a year ago as a result of increasing sales of new specialty dispensing products, the favorable effects of currency exchange, and recovery of steel cost increases passed through to customers. Cequent's net sales increased $2.9 million, or approximately 1.0%, for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004. After consideration of the favorable impacts of currency exchange ($3.2 million) and steel price increases recovered from customers ($13.4 million), net sales decreased approximately $13.7 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units, as well as significant price competition in all market channels, but especially retail. Net sales within our Industrial Specialties segment increased $27.5 million, or approximately 22.1%, for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 due to continued strong demand across all businesses in this segment and recovery of steel cost increases, most notably within our industrial cylinder business. Net sales within our Fastening Systems segment increased $7.7 million, or approximately 10.1%, for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 due to improved demand for aerospace fasteners and recovery of steel cost increases charged by steel suppliers on industrial fastener products, offset by slightly lower sales volumes of industrial fastener products due to customer inventory adjustments.

Gross profit margins (gross profit as a percentage of sales) approximated 22.9% and 25.6% for the six months ended June 30, 2005 and 2004, respectively. Most notably, Cequent's gross profit margin declined from approximately 28.6% in the six months ended June 30, 2004 to approximately 22.4% in the six months ended June 30, 2005, due principally to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Rieke's gross profit margin declined from 37.1% in the first half of 2004 to 35.4% in the first half of 2005, although gross profit marginally improved by $0.4 million between years. The decline in gross profit margins is due principally to the impact of steel cost recovery issues related to certain products in Europe and resin and other cost increases not able to be fully recovered from customers via pricing. Gross profit within Industrial Specialties increased $4.3 million in the first half of 2005 compared to the same period a year ago due to higher sales levels. However, gross profit as a percent of sales declined to approximately 23.5% for the six months ended June 30, 2005 from approximately 25.2% for the six months ended June 30, 2004 primarily as a result of steel cost increases incurred and passed through to customers on which no gross profit was earned and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products, which further eroded material margins. Within Fastening Systems, gross profit margins improved from approximately 5.3% for the six months ended June 30, 2004 to approximately 13.3% for the six months ended June 30, 2005. This improvement is due to increased sales of higher margin aerospace fasteners, improved material margins on non-steel related items, and operational efficiences realized as a result of completing the consolidation of the Lakewood, Ohio facility into our Frankfort, Indiana facility during the fourth quarter 2004.

Operating profit margins (operating profit as a percentage of sales) approximated 8.7% and 9.4% for the six months ended June 30, 2005 and 2004, respectively. The decline in operating profit margins is due principally to Cequent. Within Cequent, operating profit decreased $14.0 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as this business segment reduced variable selling and other fixed costs of approximately $2.8 million during the first half of 2005 compared to the year-ago period in response to reduced sales levels. Operating profit margins at Rieke decreased to 22.8% for the six months ended June 30, 2005 from 23.5% for the six months ended June 30, 2004, although gross profits increased $0.5 million. Rieke benefited from higher sales levels between years and was able to reduce spending levels in selling, general and administrative expenses relative to the corresponding increase in sales. Within the Industrial Specialties segment, operating profit increased $4.1 million for the six months ended June 30, 2005 as compared with the six months ended June 30, 2004 as businesses in this segment benefited from significantly increased sales levels between years with only a nominal increase in related selling and other fixed costs required to generate such sales pull-through. Also, in the first half of 2004, Compac incurred higher costs and operational inefficiencies associated with the consolidation of its manufacturing activities into its new Hackettstown, New Jersey facility which was completed during the fourth quarter 2004. Within Fastening Systems, operating profit improved approximately $8.2 million during the first half of

2005 from an operating loss of $4.4 million for the six months ended June 30, 2004 to an operating profit of $3.8 million for the six months ended June 30, 2005. The year-ago period includes approximately $3.3 million of costs related to the consolidation of our Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana, and Wood Dale, Illinois, which was completed by fourth quarter of 2004.

Rieke Packaging Systems.    Net sales increased $4.2 million, or approximately 6.5%, to $69.3 million for the six months ended June 30, 2005 compared to $65.1 million for the six months ended June 30, 2004. Of this amount, $5.5 million relates to increased sales of new specialty dispensing products, $1.2 million is due to the favorable impact of foreign currency exchange as a result of a weaker U.S. dollar, and we estimate $0.7 million is attributed to steel cost increases recovered from customers. These increases were partially offset by an approximate $1.3 million decrease in sales of core products, including industrial closures, rings and levers, compared to the year-ago period.

Rieke's gross profit margins declined to approximately 35.4% for the six months ended June 30, 2005 from 37.1% for the six months ended June 30, 2004, although gross profit increased approximately $0.4 million compared to the year-ago period. The beneficial impact of higher sales levels and the favorable impact of currency exchange were approximately offset by increased resin and other materials costs not able to be recovered from customers or in the case of steel, recovered from customers but on which no margin was earned, resulting in the decrease in gross profit margins between years.

Rieke's selling, general and administrative costs were approximately flat at $8.8 million for the six months ended June 30, 2005 and 2004, respectively, as higher costs associated with ongoing launch activities of new pump dispensing products for consumer applications were approximately offset by costs incurred in the first half 2004 related to employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility that did not recur in the first half 2005.

Overall, Rieke's operating profit margins declined to approximately 22.8% for the six months ended June 30, 2005 as compared with 23.5% for the six months ended June 30, 2004, although operating profit improved $0.5 million between years. The impact of increased sales levels between years, the favorable effect of stronger foreign currencies on results reported in U.S. dollars, and certain employee-related and other regulatory health and safety costs that did not recur in first quarter 2005 were substantially offset by steel cost increases recovered from customers on which no margin was earned, increased resin and other material costs not able to be passed through to customers, and higher launch costs and other promotional activities associated with the ongoing launch of new specialty dispensing products.

Cequent Transportation Accessories.    Net sales in nominal dollars increased $2.9 million, or approximately 1%, to $283.0 million for the six months ended June 30, 2005 compared to $280.1 million for the six months ended June 30, 2004. After consideration of the favorable impacts of currency exchange ($3.2 million) and steel cost increases recovered from customers ($13.4 million), net sales decreased approximately $13.7 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units, as well as significant price competition in all market channels, but especially retail. Also, sales in our Consumer Products business were $2.5 million lower during second quarter of 2005 as compared to the year-ago period due to a one-time pipeline fill for a significant retail customer and we believe sales during the second quarter of 2004 were unusually strong as customers bought ahead of steel-related price increases.

Cequent's gross profit decreased $16.7 million to $63.4 million, or 22.4% of net sales, for the six months ended June 30, 2005, from $80.1 million or 28.6% of net sales for the six months ended June 30, 2004. Of this decline in gross profit, we estimate $3.9 million is attributed to the decrease in sales levels between years, principally in our towing and trailer businesses. Cequent's gross profit was further reduced due to significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. We estimate gross profit margins in the first half of 2005 were approximately 240 basis points lower due to the impact of: (1) higher steel costs incurred but not recovered from customers, and (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned.

Cequent's selling, general and administrative expenses decreased $2.7 million to $40.7 million for the first six months of 2005 from $43.4 million for the first six months of 2004. Cequent reduced selling, general and administrative expenses in response to lower sales levels between years. In first quarter 2004, Cequent incurred approximately $1.2 million in higher costs related to the consolidation of certain businesses distribution activities in South Bend, Indiana, and ramp-up of that facility's operations. These costs did not recur in the first half of 2005. Selling, general and administrative expense as a percent of net sales decreased between years from 15.5% in second quarter 2004 to 14.4% in second quarter 2005.

Overall, Cequent's operating profit decreased $14.0 million to $22.8 million, or 8.0% of net sales, for the six months ended June 30, 2005 from $36.8 million, or 13.1% of net sales, for the six months ended June 30, 2004. The decline in operating profit between years is the result of lower sales levels, principally in the towing and trailer products businesses and margin erosion in all market channels due to severe competitor pricing pressures and inability to recover fully steel and other material cost increases via pricing. These negative impacts to operating profit were partially offset by a reduction in selling, general and administrtative expenses in response to lower levels of sales activity.

Industrial Specialties.    Net sales during the six months ended June 30, 2005, increased $27.5 million, or approximately 22.1% compared to the six months ended June 30, 2004. Of this amount, approximately $24.0 million is a result of increasing demand for our products in the energy and petrochemical, general industrial, commercial construction, and defense markets due to new products, marketshare gains, and economic expansion. We estimate $3.5 million is due to recovery of steel cost increases passed through to customers, principally within our industrial cylinder, precision tooling and specialty gasket businesses.

Gross profit within our Industrial Specialties segment increased $4.4 million from $31.3 million in the first half of 2004 to $35.7 million in the first half of 2005 due to the significant increase in sales levels between years. Gross profit margins, however, decreased to approximately 23.5% for the six months ended June 30, 2005 from approximately 25.2% for the six months ended June 30, 2004, as a result of steel cost increases incurred and recovered from customers on which no margin was earned, and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products which further eroded gross margins overall.

Selling, general and administrative expenses increased only slightly to $17.1 million for the six months ended June 30, 2005 from $16.9 million for the comparable period in 2004. As a percent of sales, selling, general and administrative expenses declined to 11.3% in the first half of 2005 from 13.6% for the first half of 2004, as this segment's businesses benefited from increased sales volumes between years. In the first half of 2004, we incurred approximately $2.0 million of costs in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey. This consolidation was completed in fourth quarter 2004, although the impact of this reduction was partially offset as a result of our specialty gasket business recording a $0.9 million charge in the first half of 2005 related to asbestos litigation defense costs.

Operating profit for the six months ended June 30, 2005 increased $4.1 million to $18.6 million, or 12.2% of net sales, from $14.5 million, or 11.6% of net sales for the six months ended June 30, 2004. The increase between years is primarily due to increased sales volumes across all of this segment's businesses and reduced costs resulting from the completion of Compac's facility consolidation in fourth quarter 2004, partially offset by the impact of steel costs incurred and recovered from customers but on which no margin was earned, other material costs incurred that could not be recovered via pricing, and the charge recorded related to increased asbestos litigation defense costs.

Fastening Systems.    Net sales for the six months ended June 30, 2005, increased by $7.7 million, or 10.1%, compared to the six months ended June 30, 2004. Our aerospace fastener business continues to experience strong market demand with a sales increase of approximately 20.4% over the same period a year ago due principally to an overall increase in the commercial and business jet build rates in 2005. In addition, we estimate approximately $6.4 million of the net sales increase is due to steel cost increases recovered from our industrial fastener customers. These increases in sales were partially offset by a decline in sales of industrial fasteners of $2.4 million for the six months ended June 30, 2005 versus the comparable period a year ago as major industrial customers adjusted inventory levels.

Gross profit within our Fastening Systems segment increased $7.1 million to $11.1 million, or 13.3% of sales, for the six months ended June 30, 2005 from $4.0 million, or 5.3% of sales, for the six months ended June 30, 2004. This improvement is the result of a more profitable product mix due to increased sales of higher margin aerospace fasteners, improved material margins on non-steel related items as well as increased gross margins on industrial fasteners due to operational improvements resulting from plant consolidation activities completed in the fourth quarter of 2004.

Selling, general and administrative expenses at Fastening Systems decreased $1.1 million to $7.3 million, or 8.7% of net sales, for the six months ended June 30, 2005, from $8.4 million, or 11.1% of net sales, for the six months ended June 30, 2004, primarily as a result of operational improvements related to integration activities completed in the fourth quarter of 2004. In addition, the year-ago period includes approximately $3.3 million of costs related to the consolidation of our Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana, and Wood Dale, Illinois, which were not experienced in the same period of 2005.

Overall, operating profit within Fastening Systems increased $8.2 million to $3.8 million for the six months ended June 30, 2005, from an operating loss of $4.4 million for the six months ended June 30, 2004. The improvement within the Fastening Systems segment between years is due to proportionately greater sales of higher margin aerospace fasteners during the first half of 2005 relative to the comparable period a year ago, operational improvements related to integration activities completed during the prior year, and approximately $3.3 million of costs related to the consolidation of the Lakewood, Ohio manufacturing facilities in the six months ended June 30, 2004, as discussed above.

Corporate Expenses and Management Fees.     Corporate office expenses and management fees decreased $1.2 million to approximately $9.9 million for the six months ended June 30, 2005 as compared to $11.1 million for the six months ended June 30, 2004. The decrease between years is due to reduced expenses related to management incentive compensation programs and reduced spending in the second quarter of 2005 related to the timing of certain accounting, audit and tax compliance activities.

Other Expense, Net.    Interest expense increased approximately $4.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to an increase in our weighted average interest rate from approximately 4.75% to approximately 6.94% at June 30, 2004 and June 30, 2005 respectively, and overall increased borrowings on our revolving credit facility during the first half of 2005 to fund increased working capital needs. During the six months ended June 30, 2005, other, net was $3.8 million as compared to $0.7 million for the six months ended June 30, 2004, or an increase of $3.1 million. Of this amount, $0.9 million relates to higher expenses incurred as a result of increased use of the Company's receivables securitization facility to fund working capital needs. The remaining amount of the increase between years is primarily due to net losses of $2.1 million on transactions denominated in foreign currencies other than the local currency of the company subsidiary that is a party to the transaction.

Income Taxes.    The effective income tax rate for the six months ended June 30, 2005 was 36.0% compared to 37.0% for the six months ended June 30, 2004. The decrease in effective rate in the six months ended June 30, 2005 compared to the same period a year ago is due to a minor shift in pre-tax income from higher to lower-taxed jurisdictions. In the six months ended June 30, 2005, the Company reported foreign pre-tax income of $6.6 million and domestic pre-tax income of $3.7 million. The domestic pre-tax income included $36.9 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the six months ended June 30, 2004, the Company reported foreign pre-tax income of $21.9 million and a domestic pre-tax loss of $4.1 million. The domestic pre-tax loss included $32.6 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2005 was approximately $14.2 million as compared to $7.5 million for the six months ended June 30, 2004. The improvement between years is primarily the result of improved working capital management within the second quarter of 2005 through aggressive collection of receivables and reductions in inventory levels. For the six months ended June 30, 2004, the impact of higher net income from operations was largely offset by the increased investment in working capital, primarily in inventory to support higher sales levels, particularly within Cequent for the spring/summer selling season.

Net cash used for investing activities for the six months ended June 30, 2005, was approximately $7.1 million as compared to $32.2 million for the same period a year ago. During the first half of 2005, capital expenditures of $9.4 million were signfiicantly less than the same period a year ago as we essentially completed our major restructuring and consolidation activities during 2004. We also generated net proceeds from the sale of previously idled facilties of $2.3 million. During the first half of 2004, capital spending was $26.9 million due primarily to planned expenditures for our Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly within our Rieke Packaging Systems segment. During the first quarter of 2004, we also completed the acquisition of the Theodore Bargman Company within Cequent.

Net cash used for financing activities for the six months ended June 30, 2005 of approximately $6.4 million was utilized to pay down amounts on our revolving credit facility compared to cash provided by financing activities of $23.7 million for the six months ended June 30, 2004. During the first six months of 2004, we incurred additional borrowings on our revolving credit facility to fund capital expenditures and retire an acquisition note payable.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility, of which $8.0 million and $287.4 million was outstanding as of June 30, 2005, respectively. Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio. Our permitted leverage ratio was 5.5 to 1.00 at June 30, 2005. The permitted leverage ratio becomes more restrictive in future periods, declining to 5.25 to 1.00 at September 30, 2005, 5.00 to 1.00 at December 31, 2005, 4.50 to 1.00 at September 30, 2006 and 4.25 to 1.00 at December 31, 2006. We were in compliance with our covenants at June 30, 2005.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2005, we had $52.2 million outstanding under our accounts receivable facility and $11.1 million of available funding based on eligible receivables. At June 30, 2005, we also had $8.0 million outstanding under our revolving credit facility and had an additional $172.1 million potentially available after giving effect to approximately $30.1 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, we had approximately $14.3 million of borrowing capacity available for general corporate purposes.

We also have $437.8 million (face value) 9 7/8% senior subordinated notes which are due in 2012.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7 to the accompanying consolidated financial statements as of June 30, 2005. Based on amounts outstanding at June 30, 2005, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by approximately $3.0 million annually.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At June 30, 2005, we had $52.2 million outstanding and $11.1 million available under this facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The initial three year term of this facility expired in June 2005 and was subsequently renewed under substantially the same terms and conditions, with an amended expriation date of December 31, 2007. If we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Impact of New Accounting Standards

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs – an amendment of Accounting Research Bulletin No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company has not yet evaluated the potential impact the adoption of SFAS No. 151 will have on its financial position or results of operations.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. On April 14, 2005, the Securities and Exchange Commission ("SEC") approved a delay to the effective date of SFAS No. 123(R). Under the new SEC rule, SFAS No. 123(R) is effective for annual periods that begin after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company is currently evaluating the requirements of SFAS No. 123(R) but has not yet determined the potential impact that the adoption of SFAS No. 123(R) may have on its financial position or results of operations.

In May of 2005, Statement No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3", was issued which requires retrospective application to prior periods' financial statements for accounting for and reporting of voluntary changes in accounting principles. The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, assets be accounted for as a change in accounting estimate. Application of this statement will be required for all changes made after December 15, 2005.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies the term "conditional asset retirement obligation" as used in FASB Statement No. 143. The Interpretation is effective for TriMas no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

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

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $6.6 million at June 30, 2005. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2005, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Changes in disclosure controls and procedures

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and as more fully disclosed in its Form 10-K for the year ended December 31, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. During the fourth quarter 2004, the Company initiated various actions to remediate the control deficiencies noted and continued their implementation during the quarterly period ended June 30, 2005. These actions included hiring a new controller, revising its monthly accounting and closing processes and controls, and the addition of supplemental financial resources to assist with effectively implementing the revised monthly accounting and control activities.

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

As of July 31, 2005, we were a party to approximately 1,460 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available Further, we may be subjected to significant additional claims in the future, the cost of settling cases may increase for cases in which product identification can be made, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual development, does not beleive that the ultimate outcome of any of the aforementioned litigations will have a material adverse effect on its consolidated financial position and future results of operations and cash flows. However, there can be no assurance that future legal and factual developments will not result in a material adverse impact on our financial condition and future results of operations.

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

Items 3, 4 and 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1 (a)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (a)	Amended and Restated By-laws of TriMas Corporation.
4.1 (a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2 (a)	Form of note (included in Exhibit 4.1(a)).
4.3 (a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4 (b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5 (c)	Supplemental Indenture dated as of March 4, 2003.
4.6 (d)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7 (e)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1	Separation and Consulting Agreement dated as of May 20, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).

(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(e)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: August 15, 2005	By:	/s/ E.R. Autry E.R. Autry Chief Financial Officer and Chief Accounting Officer