Form 10-Q
period 2005-09-30
TRIMAS CORP
filed 2005-11-15
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005

or

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

As of November 14, 2005, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the risk of downturn and loss of sales due to recession, which could negatively affect us;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	In the past, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	We depend on the services of key individuals and relationships, the loss of which could materially harm us;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have not yet completed implementing our current plans to improve internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2007 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002; and

•	The disclosure of the restatement of our financial results for the quarters ended March 31, 2004 and June 30, 2004 and weakness in our disclosure controls and procedures may adversely impact the confidence of those with whom we have commercial or financial relationships. Our conclusions and actions relative to the restatement and our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

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

Part I. Financial Information

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
September 30, 2005 and December 31, 2004
(Unaudited — dollars in thousands, except for share amounts)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,240	$3,090
Receivables, net	119,050	93,390
Inventories, net	164,030	180,040
Deferred income taxes	17,530	17,530
Prepaid expenses and other current assets	7,470	8,450
Total current assets	310,320	302,500
Property and equipment, net	188,890	198,610
Goodwill	652,210	657,980
Other intangibles, net	293,580	304,910
Other assets	56,480	58,200
Total assets	$1,501,480	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$2,890	$2,990
Accounts payable	116,840	135,230
Accrued liabilities	73,800	68,180
Due to Metaldyne	3,290	2,650
Total current liabilities	196,820	209,050
Long-term debt	726,160	735,030
Deferred income taxes	131,670	133,540
Other long-term liabilities	38,670	35,160
Due to Metaldyne	4,260	4,260
Total liabilities	1,097,580	1,117,040
Commitments and contingencies (Note 8)
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	396,630	399,450
Retained deficit	(33,640)	(40,430)
Accumulated other comprehensive income	40,710	45,940
Total shareholders' equity	403,900	405,160
Total liabilities and shareholders' equity	$1,501,480	$1,522,200

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
For the Three and Nine Months Ended
September 30, 2005 and 2004
(Unaudited — dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$270,940	$257,100	$858,320	$802,210
Cost of sales	(210,800)	(196,370)	(663,470)	(602,130)
Gross profit	60,140	60,730	194,850	200,080
Selling, general and administrative expenses	(42,140)	(39,800)	(125,810)	(128,130)
Operating profit	18,000	20,930	69,040	71,950
Other expense, net:
Interest expense	(18,840)	(17,430)	(55,790)	(50,020)
Foreign exchange gain (loss)	(340)	170	(2,470)	690
Other, net	(1,260)	(230)	(2,970)	(1,430)
Other expense, net	(20,440)	(17,490)	(61,230)	(50,760)
Income (loss) before income tax benefit (expense)	(2,440)	3,440	7,810	21,190
Income tax benefit (expense)	2,670	(1,270)	(1,020)	(7,840)
Net income	$230	$2,170	$6,790	$13,350

Basic earnings per share	$0.01	$0.11	$0.34	$0.67

Diluted earnings per share	$0.01	$0.11	$0.34	$0.67

Weighted average common shares — basic	20,010,000	20,010,000	20,010,000	20,010,000

Weighted average common shares — diluted	20,010,000	20,010,000	20,010,000	20,010,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
For the Nine Months Ended
September 30, 2005 and 2004
(Unaudited — dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$6,790	$13,350
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	390	(120)
Depreciation and amortization	31,400	30,590
Amortization of debt issue costs	3,720	3,470
Non-cash compensation expense	240	410
Net proceeds from sale of receivables and receivables securitization	400	7,780
Payment to Metaldyne to fund contractual liabilities	(330)	(4,610)
Increase in receivables	(26,060)	(37,690)
(Increase) decrease in inventories	16,010	(40,650)
Increase in prepaid expenses and other assets	(910)	(4,160)
Increase (decrease) in accounts payable and accrued liabilities	(12,900)	30,640
Other, net	1,000	(1,730)
Net cash provided by (used for) operating activities, net of acquisition impact	19,750	(2,720)
Cash Flows from Investing Activities:
Capital expenditures	(15,010)	(35,620)
Proceeds from sales of fixed assets	3,490	450
Acquisition of businesses, net of cash acquired	—	(5,500)
Net cash used for investing activities	(11,520)	(40,670)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	(2,160)	(2,170)
Proceeds from borrowings on revolving credit facility	722,580	593,300
Repayments of borrowings on revolving credit facility	(729,400)	(543,300)
Payments on notes payable	(100)	(8,030)
Net cash (used for) provided by financing activities	(9,080)	39,800
Cash and Cash Equivalents:
Decrease for the period	(850)	(3,590)
At beginning of period	3,090	6,780
At end of period	$2,240	$3,190
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,310	$36,020
Cash paid for taxes	$8,400	$8,710

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2005
(Unaudited — dollars in thousands)

	Common Stock	Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$200	$399,450	$(40,430)	$45,940	$405,160
Comprehensive income (loss):
Net income	—	—	6,790	—	6,790
Foreign currency translation	—	—	—	(5,230)	(5,230)
Total comprehensive income (loss)	—	—	6,790	(5,230)	1,560
Net adjustment in settlement of contractual obligations assumed from Metaldyne	—	(3,060)	—	—	(3,060)
Non-cash compensation expense	—	240	—	—	240
Balances, September 30, 2005	$200	$396,630	$(33,640)	$40,710	$403,900

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

2.    Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Industrial Specialties	Fastening Systems	Total
Balance, December 31, 2004	$178,250	$359,260	$67,860	$52,610	$657,980
Reversal of restructuring reserves established in purchase accounting, net of tax and other adjustments	—	(390)	—	—	(390)
Foreign currency translation	(6,350)	810	160	—	(5,380)
Balance, September 30, 2005	$171,900	$359,680	$68,020	$52,610	$652,210

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2005 and December 31, 2004 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of September 30, 2005		As of December 31, 2004
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(12,680)	$26,500	$(10,710)
15 – 25 years	104,580	(21,230)	104,190	(16,970)
40 years	101,520	(13,110)	101,520	(11,230)
Total customer relationships	232,600	(47,020)	232,210	(38,910)
Technology and other:
1 – 15 years	27,990	(15,360)	28,160	(12,690)
17 – 30 years	39,150	(8,500)	38,720	(7,140)
Total technology and other	67,140	(23,860)	66,880	(19,830)
Trademark/Trade names (indefinite-lived)	69,030	(4,310)	68,840	(4,280)
	$368,770	$(75,190)	$367,930	$(63,020)

Amortization expense related to technology and other intangibles was $1.3 million and $4.1 million for the three and nine month periods ended September 30, 2005, respectively, and was $1.4 million and $4.3 million for the three and nine month periods ended September 30, 2004, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.7 million and $8.1 million for the three and nine month periods ended September 30, 2005, respectively, and was $2.8 million and $8.3 million for the three and nine month periods ended September 30, 2004, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

3.    Restructurings

During 2005, 2004 and 2003, the Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves in the nine months ended September 30, 2005 is summarized below:

(in thousands)	Severance	Closure Costs and Other	Total
Reserve at December 31, 2004	$1,020	$530	$1,550
Establishment of reserves	720	—	720
Non-cash reversal of reserves	(180)	(130)	(310)
Cash payments	(1,280)	(140)	(1,420)
Reserve at September 30, 2005	$280	$260	$540

Of the $0.7 million in reserves established during the nine months ended September 30, 2005, approximately $0.1 million and $0.6 million is included in cost of sales and selling, general and administrative expenses, respectively.

During the second quarter of 2005, the Company's Cequent Transportation Accessories segment rationalized certain back office engineering, marketing and general and administrative support

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

personnel at certain of its locations, resulting in the elimination of approximately 30 positions as of September 30, 2005. The severance costs have been fully paid as of September 30, 2005.

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

In addition, during the second quarter of 2005, the Company fulfilled all obligations arising from its restructuring plan resulting from the acquisition of Metaldyne by Heartland in November 2000. As a result, the Company recorded a non-cash reduction in its restructuring reserve of approximately $0.3 million. The Company also recorded a non-cash reduction of approximately $0.3 million in the purchase accounting restructuring reserve related to the acquisition of HammerBlow, which was acquired in the first quarter of 2003. The after-tax amount of each of these non-cash reductions in reserves was recorded as a reduction to goodwill.

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

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $2.2 million and $1.4 million for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, the Company's funding under the facility was approximately $24.9 million and $48.0 million, respectively, with an additional $24.3 million and $0.2 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $83.0 million and $70.1 million at September 30, 2005 and December 31, 2004, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. The initial three year term of this facility expired in June 2005 and was subsequently renewed under substantially the same terms and conditions, with an amended expiration date of December 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of September 30, 2005 and 2004, the financing costs were based on an average liquidation period of the portfolio of approximately 1.5 months and 1.3 months and an average discount rate of 3.3% and 3.5% at September 30, 2005 and 2004, respectively.

In the three months ended September 30 and June 30, 2005, the Company sold an undivided interest in approximately $3.0 million and $3.7 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.6% and 2.3%, respectively.

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

5.    Inventories, Net

Inventories consist of the following components:

(in thousands)	September 30, 2005	December 31, 2004
Finished goods	$82,680	$87,010
Work in process	24,050	25,810
Raw materials	57,300	67,220
Total inventories	$164,030	$180,040

6.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	September 30, 2005	December 31, 2004
Land and land improvements	$4,140	$6,110
Buildings	53,870	62,270
Machinery and equipment	223,680	217,960
	281,690	286,340
Less: Accumulated depreciation	92,800	87,730
Property and equipment, net	$188,890	$198,610

Depreciation expense was approximately $6.3 million and $19.1 million for the three and nine month periods ended September 30, 2005, respectively, and was $6.4 million and $18.2 million for the three and nine month periods ended September 30, 2004, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

7.    Long-term Debt

The Company's long-term debt at September 30, 2005, net of the unamortized discount of $2.2 million and unamortized premium of $0.7 million from the face value of the Company's 9 7/8% senior subordinated notes, is as follows:

(in thousands)	September 30, 2005	December 31, 2004
Bank debt	$292,720	$301,710
9 7/8% subordinated notes, due June 2012	436,330	436,210
Other	—	100
	729,050	738,020
Less: Current maturities, long-term debt	2,890	2,990
Long-term debt	$726,160	$735,030

The Company is a party to a credit facility ("Credit Facility") with a group of banks which consists of a $335.0 million term loan facility, an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $45.0 million in aggregate, against revolving credit facility commitments. At September 30, 2005 and December 31, 2004, the Company had amounts outstanding under its revolver of $6.0 million and $12.8 million, respectively, and had letters of credit of approximately $36.2 million and $27.1 million, respectively, issued and outstanding. The effective interest rate on the Credit Facility borrowings was 7.2% and 5.7% at September 30, 2005 and December 31, 2004, respectively.

The bank debt is an obligation of the subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company, LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, estimated to be approximately $825.3 million and $812.8 million at September 30, 2005 and December 31, 2004, respectively, are presented in the financial information in Note 15. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant.

On September 29, 2005, the Company amended the Credit Facility to modify certain financial and non-financial covevant requirements. The amended terms include: 1) increasing the permitted borrowings on letters of credit from $40 million to $45 million, 2) increasing the borrowing margin by 0.25%, 3) modifying the interest expense ratio to 2.00 to 1.00 for the quarter ended September 30, 2005 and increasing the threshold over time to 2.50 to 1.00 for the quarter ended March 31, 2007 and thereafter, and 4) modifying the leverage ratio to 5.65 to 1.00 for the quarter ended September 30, 2005 through the first quarter of 2006, and reducing the leverage ratio over time to 3.25 to 1.00. The Company was in compliance with its covenants at September 30, 2005.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

The 9 7/8% senior subordinated notes due 2012 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2005, the Company was in compliance with all such covenant requirements.

8.    Commitments and Contingencies

A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up costs will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While, based upon our present knowledge and subject to future legal and factual developments, we do not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flows. Future legal and factual developments may result in materially adverse expenditures.

As of September 30, 2005, we were a party to approximately 1,470 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs for all such cases (exclusive of defense costs), some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but such coverage may be disputed by the insurance carriers and such insurance may ultimately not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases may increase for cases in which product identification can be made, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations and cash flows.

The Company has provided reserves based upon its present knowledge and, subject to future legal and factual developments, does not believe that the ultimate outcome of any of the aforementioned litigations will have a material adverse effect on its consolidated financial position and

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
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

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. During the nine months ended September 30, 2005, payments of approximately $0.3 million were made with respect to these obligations. The remaining assumed liabilities of approximately $7.6 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet at September 30, 2005.

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

During the third quarter 2005, under the provisions of the aforementioned indemnification agreement, Metaldyne requested the Company to indemnify it for the cost of certain post-retirement benefit plans for retired employees of former operations attributed to the Company. As a result, as of September 30, 2005, the Company recorded a $0.9 million liability due to Metaldyne as reimbursement for amounts previously paid and an additional $3.9 million long-term liability for amounts expected to be paid in future periods. These liabilities were recorded as a $3.1 million charge (net of related tax benefits of $1.7 million) to paid-in capital.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners ("Heartland") at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million and $3.2 million for the three and nine month periods ended September 30, 2005, respectively, and $1.1 million and $3.3 million for the three and nine month periods ended September 30, 2004, respectively, for

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.3 million in the nine month period ended September 30, 2005, and $0.1 million and $0.3 million during the three and nine month periods ended September 30, 2004, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $2.0 million and $6.0 million in the three and nine month periods ended September 30, 2005, respectively, and $1.8 million and $5.7 million in the three and nine month periods ended September 30, 2004, respectively. These amounts are included in net sales in the accompanying consolidated statement of operations.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Segment activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net Sales
Rieke Packaging Systems	$34,320	$33,070	$103,640	$98,160
Cequent Transportation Accessories	126,660	125,120	409,690	405,210
Industrial Specialties	70,870	59,780	222,620	184,060
Fastening Systems	39,090	39,130	122,370	114,780
Total	$270,940	$257,100	$858,320	$802,210
Operating Profit
Rieke Packaging Systems	$7,060	$8,830	$22,850	$24,100
Cequent Transportation Accessories	7,980	12,660	30,740	49,390
Industrial Specialties	7,140	5,570	25,690	20,040
Fastening Systems	1,730	(1,450)	5,550	(5,800)
Corporate expenses and management fees	(5,910)	(4,680)	(15,790)	(15,780)
Total	$18,000	$20,930	$69,040	$71,950
Adjusted EBITDA
Rieke Packaging Systems	$9,310	$10,620	$28,100	$30,680
Cequent Transportation Accessories	12,240	17,500	43,890	63,580
Industrial Specialties	8,950	7,410	31,190	25,470
Fastening Systems	3,400	290	10,270	(820)
Corporate expenses and management fees	(7,130)	(4,870)	(18,450)	(17,110)
Total	$26,770	$30,950	$95,000	$101,800

11.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of September 30, 2005, the Company has 1,714,614 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

The Company recorded approximately $0.1 million and $0.2 million during the three and nine month periods ended September 30, 2005, respectively, and $0.2 and $0.4 million during the three and nine month periods ended September 30, 2004, respectively, in non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

During the first nine months of 2005, the Company issued 263,330 options with a weighted average fair value at the date of grant of $5.06 per option. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except for per share amounts)	2005	2004	2005	2004
Net income attributed to common stock, as reported	$230	$2,170	$6,790	$13,350
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	100	150	260
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(220)	(310)	(900)	(870)
Pro-forma net income attributed to common stock	$60	$1,960	$6,040	$12,740
Net income per share:
Basic, as reported	$0.01	$0.11	$0.34	$0.67
Basic, pro-forma for stock-based compensation	$—	$0.10	$0.30	$0.64
Diluted, as reported	$0.01	$0.11	$0.34	$0.67
Diluted, pro-forma for stock-based compensation	$—	$0.10	$0.30	$0.64

12.    Earnings per Share

The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and nine months ended September 30, 2005 and 2004, respectively. All outstanding stock options and common stock warrants were excluded from the earnings per share calculations for the three and nine month periods ended September 30, 2005 as they would have been antidilutive.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

13.    Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees includes the following components for the three and nine months ended September 30, 2005 and 2004:

	Pension Plans
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$150	$170	$450	$520
Interest costs	420	390	1,260	1,170
Expected return on plan assets	(460)	(410)	(1,380)	(1,220)
Amortization of net loss	90	60	270	150
Net periodic benefit cost	$200	$210	$600	$620

	Other Postretirement Benefit Plans
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service costs	$20	$30	$60	$80
Interest costs	90	70	270	280
Expected return on plan assets	—	—	—	—
Amortization of net loss	20	—	60	70
Net periodic benefit cost	$130	$100	$390	$430

The Company expects to contribute approximately $1.5 million to its pension plans in 2005 of which $1.1 million was contributed during the first nine months of 2005 and $0.4 million will be contributed during the 4th quarter 2005.

14.    Income Taxes

Repatriation of Dividends

In October 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate foreign earnings by providing an 85% deduction for certain eligible dividends received from controlled foreign corporations. During the third quarter of 2005, the Company recorded a net tax provision of $0.8 million related to the planned repatriation of $61.7 million of foreign earnings during the fourth quarter of 2005. The Company previously had provided for applicable Federal taxes of $3.1 million on foreign earnings anticipated to be remitted.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

15.    Supplemental Guarantor Condensed Combining and Consolidating Financial Information

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$4,600	$(2,360)	$2,240
Receivables, net	—	85,700	33,350	—	119,050
Receivables, intercompany	—	6,510	3,420	(9,930)	—
Inventories, net	—	145,610	18,420	—	164,030
Deferred income taxes	—	17,100	430	—	17,530
Prepaid expenses and other current assets	—	6,230	1,240	—	7,470
Total current assets	—	261,150	61,460	(12,290)	310,320
Investments in subsidiaries	825,270	138,880	—	(964,150)	—
Property and equipment, net	—	139,950	48,940	—	188,890
Goodwill	—	544,350	107,860	—	652,210
Intangibles and other assets	27,690	365,840	22,020	(65,490)	350,060
Total assets	$852,960	$1,450,170	$240,280	$(1,041,930)	$1,501,480
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,890	$—	$—	$2,890
Accounts payable, trade	—	90,980	25,860	—	116,840
Accounts payable, intercompany	—	3,450	6,480	(9,930)	—
Accrued liabilities	12,730	53,440	7,630	—	73,800
Due to Metaldyne	—	3,290	—	—	3,290
Total current liabilities	12,730	154,050	39,970	(9,930)	196,820
Long-term debt	436,330	292,810	50,360	(53,340)	726,160
Deferred income taxes	—	135,170	11,010	(14,510)	131,670
Other long-term liabilities	—	38,610	60	—	38,670
Due to Metaldyne	—	4,260	—	—	4,260
Total liabilities	449,060	624,900	101,400	(77,780)	1,097,580
Total shareholders' equity	403,900	825,270	138,880	(964,150)	403,900
Total liabilities and shareholders' equity	$852,960	$1,450,170	$240,280	$(1,041,930)	$1,501,480

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of December 31, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$520	$2,570	$—	$3,090
Receivables, net	—	70,530	27,010	(4,150)	93,390
Receivables, intercompany	—	5,270	—	(5,270)	—
Inventories, net	—	154,390	25,650	—	180,040
Deferred income taxes	—	17,210	320	—	17,530
Prepaid expenses and other current assets	—	7,360	1,090	—	8,450
Total current assets	—	255,280	56,640	(9,420)	302,500
Investments in subsidiaries	812,820	133,010	—	(945,830)	—
Property and equipment, net	—	147,350	51,260	—	198,610
Goodwill	—	544,270	113,710	—	657,980
Intangibles and other assets	30,470	376,670	22,760	(66,790)	363,110
Total assets	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	—	102,280	32,950	—	135,230
Accounts payable, intercompany	—	—	5,270	(5,270)	—
Accrued liabilities	1,920	59,030	11,380	(4,150)	68,180
Due to Metaldyne	—	2,650	—	—	2,650
Total current liabilities	1,920	166,950	49,600	(9,420)	209,050
Long-term debt	436,210	299,440	50,360	(50,980)	735,030
Deferred income taxes	—	138,100	11,250	(15,810)	133,540
Other long-term liabilities	—	35,010	150	—	35,160
Due to Metaldyne	—	4,260	—	—	4,260
Total liabilities	438,130	643,760	111,360	(76,210)	1,117,040
Total shareholders' equity	405,160	812,820	133,010	(945,830)	405,160
Total liabilities and shareholders' equity	$843,290	$1,456,580	$244,370	$(1,022,040)	$1,522,200

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Three Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$242,510	$46,960	$(18,530)	$270,940
Cost of sales	—	(193,210)	(36,120)	18,530	(210,800)
Gross profit	—	49,300	10,840	—	60,140
Selling, general and administrative expenses	—	(36,570)	(5,570)	—	(42,140)
Operating profit	—	12,730	5,270	—	18,000
Other income (expense), net:
Interest expense	(10,820)	(7,480)	(520)	(20)	(18,840)
Other income (expense), net	(520)	(10)	(1,090)	20	(1,600)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	5,240	3,660	—	(2,440)
Income tax (expense) benefit	6,180	(2,100)	(1,410)	—	2,670
Equity in net income (loss) of subsidiaries	5,390	2,250	—	(7,640)	—
Net income (loss)	$230	$5,390	$2,250	$(7,640)	$230

	For the Three Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$211,210	$54,970	$(9,080)	$257,100
Cost of sales	—	(164,030)	(41,420)	9,080	(196,370)
Gross profit	—	47,180	13,550	—	60,730
Selling, general and administrative expenses	—	(33,000)	(6,800)	—	(39,800)
Operating profit	—	14,180	6,750	—	20,930
Other income (expense), net:
Interest expense	(11,100)	(5,840)	(490)	—	(17,430)
Other income (expense), net	140	(280)	80	—	(60)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(10,960)	8,060	6,340	—	3,440
Income tax (expense) benefit	3,630	(2,750)	(2,150)	—	(1,270)
Equity in net income (loss) of subsidiaries	9,500	4,190	—	(13,690)	—
Net income (loss)	$2,170	$9,500	$4,190	$(13,690)	$2,170

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$750,330	$135,490	$(27,500)	$858,320
Cost of sales	—	(588,460)	(102,510)	27,500	(663,470)
Gross profit	—	161,870	32,980	—	194,850
Selling, general and administrative expenses	—	(107,180)	(18,630)	—	(125,810)
Operating profit	—	54,690	14,350	—	69,040
Other income (expense), net:
Interest expense	(31,840)	(19,540)	(4,510)	100	(55,790)
Other income (expense), net	(550)	(780)	(4,010)	(100)	(5,440)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(32,390)	34,370	5,830	—	7,810
Income tax (expense) benefit	14,510	(13,750)	(1,780)	—	(1,020)
Equity in net income (loss) of subsidiaries	24,670	4,050	—	(28,720)	—
Net income (loss)	$6,790	$24,670	$4,050	$(28,720)	$6,790

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$664,450	$158,220	$(20,460)	$802,210
Cost of sales	—	(508,490)	(114,100)	20,460	(602,130)
Gross profit	—	155,960	44,120	—	200,080
Selling, general and administrative expenses	—	(112,050)	(16,080)	—	(128,130)
Operating profit	—	43,910	28,040	—	71,950
Other income (expense), net:
Interest expense	(33,070)	(15,830)	(1,120)	—	(50,020)
Other income (expense), net	(1,090)	(380)	730	—	(740)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(34,160)	27,700	27,650	—	21,190
Income tax (expense) benefit	10,970	(9,420)	(9,390)	—	(7,840)
Equity in net income (loss) of subsidiaries	36,540	18,260	—	(54,800)	—
Net income (loss)	$13,350	$36,540	$18,260	$(54,800)	$13,350

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(21,620)	$27,400	$16,320	$(2,350)	$19,750
Cash Flows from Investing Activities:
Capital expenditures	—	(11,100)	(3,910)	—	(15,010)
Proceeds from sales of fixed assets	—	3,490	—	—	3,490
Net cash used for investing activities	—	(7,610)	(3,910)	—	(11,520)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,160)	—	—	(2,160)
Proceeds from borrowings on revolving credit facility	—	722,580	—	—	722,580
Repayments of borrowings on revolving credit facility	—	(729,400)	—	—	(729,400)
Payments on notes payable	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	21,620	(11,230)	(10,390)	—	—
Net cash provided by (used for) financing activities	21,620	(20,310)	(10,390)	—	(9,080)
Cash and Cash Equivalents:
Increase for the period	—	(520)	2,020	(2,350)	(850)
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	$—	$4,590	$(2,350)	$2,240

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Nine Months Ended September 30, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities, net of acquisition impact	$(21,620)	$930	$17,970	$—	$(2,720)
Cash Flows from Investing Activities:
Capital expenditures	—	(28,910)	(6,710)	—	(35,620)
Proceeds from sales of fixed assets	—	450	—	—	450
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(33,960)	(6,710)	—	(40,670)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,170)	—	—	(2,170)
Proceeds from borrowings on revolving credit facility	—	593,300	—	—	593,300
Repayments of borrowings on revolving credit facility	—	(543,300)	—	—	(543,300)
Payments on notes payable	—	(8,030)	—	—	(8,030)
Intercompany transfers (to) from subsidiaries	21,620	(10,950)	(10,670)	—	—
Net cash provided by (used for) financing activities	21,620	28,850	(10,670)	—	39,800
Cash and Cash Equivalents:
Increase (decrease) for the period	—	(4,180)	590	—	(3,590)
At beginning of period	—	4,180	2,600	—	6,780
At end of period	$—	$—	$3,190	$—	$3,190

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

Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Cequent segment business as well. Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider backlog orders to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw material purchases are for steel, polyethylene and other resins. During 2004 and 2005, we have experienced increasing costs of steel and polyethylene resins and we are continuing to work with our suppliers to manage cost pressures and disruptions in supply. Additionally, we have initiated pricing programs to pass increased steel and resin costs on to customers, although we have experienced a delay in our ability to implement price increases and recover fully such increased costs. We will continue to take actions as necessary to manage risks associated with increasing steel and resin costs. However, we may experience continued increasing costs or disruptions in supply throughout 2005 or longer and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

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

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs, which were essentially completed as of December 31, 2004, involved a number of major projects and other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions. The aggregate costs of these actions for the nine months ended September 30, 2005 and 2004, were approximately $3.5 million and $13.3 million, respectively. We estimate that we will incur approximately $0.7 million of additional costs during the remainder of 2005 to finalize all actions associated with these programs. We believe all of these costs are warranted by the anticipated future benefits of these actions. In 2004, we completed the establishment of our stand-alone corporate office. We now handle internally the legal, tax, benefit administration and environmental, health and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax director, a director of environmental, health and safety and established a stand-alone human resources compensation and benefits function.

During the second quarter of 2005, Cequent implemented an initiative to further rationalize back office engineering, marketing and general administrative support personnel at certain of its locations. This action resulted in the elimination of 30 positions as of June 30, 2005. The associated severance costs have been fully paid as of September 30, 2005.

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

Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142, "Goodwill and Other Intangible Assets" (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles ("GAAP"). Some of these limitations are:

•	it does not reflect our cash expenditures for capital equipment or contractual commitments;

•	although depreciation, amortization and asset impairment charges and write-offs are non-cash charges, the assets being depreciated, amortized or written-off may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and;

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income and cash flows from operating activities for the three and nine months ended September 30, 2005 and 2004:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$230	$2,170	$6,790	$13,350
Income tax expense (benefit)	(2,670)	1,270	1,020	7,840
Interest expense	18,840	17,430	55,790	50,020
Depreciation and amortization	10,370	10,080	31,400	30,590
Adjusted EBITDA	26,770	30,950	95,000	101,800
Interest paid	(6,550)	(4,950)	(40,310)	(36,020)
Taxes paid	(2,650)	(2,240)	(8,400)	(8,710)
Legacy stock award expense paid	—	—	—	(5,400)
(Gain) loss on dispositions of plant and equipment	260	(300)	390	(120)
Payments to Metaldyne to fund contractual liabilities	—	—	(330)	(4,610)
Receivables sales and securitization, net	(24,040)	(40,500)	400	7,780
Net change in working capital	11,730	6,850	(27,000)	(57,440)
Cash flows provided by (used for) operating activities	$5,530	$(10,190)	$19,750	$(2,720)

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Facility and business consolidation costs (a)	$170	$1,490	$1,580	$6,430
Business unit restructuring costs (b)	400	1,930	1,050	5,420
Acquisition integration costs (c)	—	120	900	1,470
	$570	$3,540	$3,530	$13,320

(a)	Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four operating segments for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	($ in thousands)
Net Sales
Rieke Packaging Systems	$34,320	12.7%	$33,070	12.9%
Cequent Transportation Accessories	126,660	46.7%	125,120	48.7%
Industrial Specialties	70,870	26.2%	59,780	23.2%
Fastening Systems	39,090	14.4%	39,130	15.2%
Total	$270,940	100.0%	$257,100	100.0%
Gross Profit:
Rieke Packaging Systems	$11,670	34.0%	$12,790	38.7%
Cequent Transportation Accessories	25,530	20.2%	31,590	25.2%
Industrial Specialties	15,800	22.3%	14,190	23.7%
Fastening Systems	6,680	17.1%	1,860	4.8%
Corporate expenses and management fees	460	—	300	—
Total	$60,140	22.2%	$60,730	23.6%
Selling, General and Administrative Expenses:
Rieke Packaging Systems	$4,620	13.5%	$3,960	12.0%
Cequent Transportation Accessories	17,540	13.8%	18,930	15.1%
Industrial Specialties	8,660	12.2%	8,620	14.4%
Fastening Systems	4,950	12.7%	3,310	8.5%
Corporate expenses and management fees	6,370	—	4,980	—
Total	$42,140	15.6%	$39,800	15.5%
Operating Profit:
Rieke Packaging Systems	$7,060	20.6%	$8,830	26.7%
Cequent Transportation Accessories	7,980	6.3%	12,660	10.1%
Industrial Specialties	7,140	10.1%	5,570	9.3%
Fastening Systems	1,730	4.4%	(1,450)	-3.7%
Corporate expenses and management fees	(5,910)	—	(4,680)	—
Total	$18,000	6.6%	$20,930	8.1%

The following table summarizes financial information for our four operating segments for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	($ in thousands)
Net Sales
Rieke Packaging Systems	$103,640	12.1%	$98,160	12.2%
Cequent Transportation Accessories	409,690	47.7%	405,210	50.5%
Industrial Specialties	222,620	25.9%	184,060	22.9%
Fastening Systems	122,370	14.3%	114,780	14.3%
Total	$858,320	100.0%	$802,210	100.0%
Gross Profit:
Rieke Packaging Systems	$36,240	35.0%	$36,940	37.6%
Cequent Transportation Accessories	88,980	21.7%	111,700	27.6%
Industrial Specialties	51,460	23.1%	45,530	24.7%
Fastening Systems	17,740	14.5%	5,870	5.1%
Corporate expenses and management fees	430	—	40	—
Total	$194,850	22.7%	$200,080	24.9%
Selling, General and Administrative Expenses:
Rieke Packaging Systems	$13,400	12.9%	$12,840	13.1%
Cequent Transportation Accessories	58,240	14.2%	62,310	15.4%
Industrial Specialties	25,770	11.6%	25,490	13.8%
Fastening Systems	12,190	10.0%	11,670	10.2%
Corporate expenses and management fees	16,210	—	15,820	—
Total	$125,810	14.7%	$128,130	16.0%
Operating Profit:
Rieke Packaging Systems	$22,850	22.0%	$24,100	24.6%
Cequent Transportation Accessories	30,740	7.5%	49,390	12.2%
Industrial Specialties	25,690	11.5%	20,040	10.9%
Fastening Systems	5,550	4.5%	(5,800)	-5.1%
Corporate expenses and management fees	(15,790)	—	(15,780)	—
Total	$69,040	8.0%	$71,950	9.0%

Results of Operations

The principal factors impacting us during the three and nine months ended September 30, 2005, compared with the three and nine months ended September 30, 2004, were:

(1)	reduced demand in our Cequent Transportation Accessories business segment and continued severe competitor pricing pressure in the retail channel, and to a lesser degree in the installer, wholesaler and distributor channels;

(2)	continued economic expansion, particularly in industrial sectors of the economy, which increased customer demand, most notably in our Industrial Specialties business segment;

(3)	increased transportation and materials costs, notably steel, resins, yarns, asphalt, foil and other purchased components, which impacted our material margins; and

(4)	completion of major restructuring and consolidation initiatives related to certain businesses in our Fastening Systems and Industrial Specialties segments.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net sales increased $13.8 million, or approximately 5.4%, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. Of this amount, approximately $11.6 million, or 4.5%, is due to organic growth and $2.2 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Overall, the amount of steel cost increases recovered from customers during the third quarter 2005 was comparable to the same period a year ago. Rieke's net sales increased $1.2 million, or approximately 3.8%, for the three months ended September 30, 2005 as compared with the three months ended September 30, 2004, due primarily to a $2.0 million increase in sales of specialty dispensing products, offset in part by a reduction in sales of core products of approximately 2.6%. Cequent's net sales increased $1.6 million, or approximately 1.2%, for the third quarter of 2005 as compared with the third quarter of 2004. After consideration of the favorable impacts of currency exchange ($2.0 million) and steel price increases recovered from customers ($1.6 million), net sales decreased $2.0 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units. Net sales within our Industrial Specialties segment increased $11.1 million, or approximately 18.6%, for the third quarter of 2005 as compared with the third quarter of 2004 due to continued strong demand across all businesses in this segment and recovery of substanitally all steel cost increases, most notably within our industrial cylinder and precision tools businesses. Net sales within our Fastening Systems segment were approximately flat between years as improved demand for aerospace fasteners were offset by lower sales volumes and less recovery of steel cost increases via pricing on industrial fastener products compared to the year ago period.

Gross profit margins (gross profit as a percentage of sales) approximated 22.2% and 23.6% for the three months ended September 30, 2005 and 2004, respectively. Rieke's gross profit margin declined from approximately 38.7% for the three months ended September 30, 2004 to 34.0% for the three months ended September 30, 2005 due primarily to the impact of resin, steel and other material cost increases not able to be fully recovered from customers. Cequent's gross profit margin declined from approximately 25.2% in the third quarter of 2004 to approximately 20.2% in the third quarter of 2005. The decrease between years is due to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Gross profit margins within our Industrial Specialties segment declined slightly in the third quarter of 2005 to 22.3% compared to 23.7% in the third quarter of 2004 due primarily to steel and other material cost increases not able to be fully recovered from customers. Gross profit margins within our Fastening Systems segment increased to 17.1% in the third quarter of 2005 compared to 4.8% in the same period a year ago. This improvement is the result of increased sales of higher margin aerospace fasteners and reduced inefficiences as a result of plant consolidation activities completed in December 2004.

Operating profit margins (operating profit as a percentage of sales) approximated 6.6% and 8.1% for the quarters ended September 30, 2005 and 2004, respectively. Operating profit at Rieke decreased $1.8 million for the third quarter of 2005 as compared with the third quarter of 2004 consistent with decline in gross profit and due to higher selling, general and administrative expense in third quarter 2005 compared to the year-ago period. Within Cequent, operating profit decreased $4.7 million for the third quarter of 2005 as compared with the third quarter of 2004 consistent with the decline in gross profit, offset by reduced variable selling, general and administrative expenses of approximately $1.4 million during the third quarter of 2005 as compared to the year-ago period. Within the Industrial Specialties segment, operating profit increased $1.5 million for the third quarter of 2005 as compared with the third quarter of 2004 as businesses in this segment benefited from significantly increased sales levels between years with only a nominal increase in related selling and other fixed costs required to generate such sales pull-through. Within Fastening Systems, operating profit improved $3.2 million to $1.7 million in the third quarter of 2005 compared to an operating loss of $1.5 million in the third quarter of 2004. This is a direct result of operational improvements related to integration activities completed in 2004. In addition, the year-ago period includes approximately $1.8 million of costs related to the consolidation of two manufacturing facilities, which was completed by fourth quarter of 2004.

Rieke Packaging Systems.    Net sales increased $1.2 million, or approximately 3.8%, to $34.3 million for the quarter ended September 30, 2005 compared to $33.1 million for the quarter ended September 30, 2004. Of the $1.2 million increase in sales, approximately $2.0 million was due to sales of new specialty dispensing products offset by an approximate $0.7 million or 2.6% decrease in core product sales of industrial closures, rings and levers compared to the year-ago period.

Rieke's gross profit margin declined to approximately 34.0% for the quarter ended September 30, 2005 from 38.7% for the quarter ended September 30, 2004. The decrease in gross profit between years of $1.1 million was primarily due to the impact of resin, steel and other material cost increases in the third quarter of 2005 not able to be fully recovered from customers. Rieke also incurred $0.2 million in increased energy costs compared to the same period a year ago.

Rieke's selling, general and administrative costs increased approximately $0.6 million to $4.6 million during the quarter ended September 30, 2005 as compared to $4.0 million in the third quarter of 2004, primarily as a result of increased selling and promotional expenses related to specialty pump dispensing products and overall slightly higher compensation and benefit-related costs.

Overall, Rieke's operating profit margin declined to approximately 20.6% for the quarter ended September 30, 2005 from 26.7% for the third quarter of 2004, as the positive impact of increased sales during the quarter were more than offset by aforementioned material cost increases not able to be recovered from customers, increased energy costs and increased transportation costs due to higher fuel prices and increased selling expenses.

Cequent Transportation Accessories.    Net sales increased $1.6 million, or approximately 1.2%, to $126.7 million for the quarter ended September 30, 2005 compared to $125.1 million for the third quarter of 2004. After consideration of the favorable impacts of currency exchange ($2.0 million) and steel price increases recovered from customers ($1.6 million), net sales decreased $2.0 million between years. This decrease between years resulted from lower overall end market demand and the impact of customer inventory adjustments principally within our towing and trailer products business units.

Cequent's gross profit decreased $6.1 million to $25.5 million, or 20.2% of net sales, for the quarter ended September 30, 2005 from approximately $31.6 million, or 25.2% of net sales, in the third quarter of 2004. Of this decline in gross profit, we estimate $0.5 million is attributed to the decrease in sales levels between years. However, our gross profit margins were significantly reduced due to severe competitive pricing pressures in all market channels, but especially in the retail channel and in our towing products business, as well as insufficient recovery of steel and other material cost increases via pricing.

Cequent's selling, general and administrative expenses decreased approximately $1.4 million during the third quarter 2005 compared to the third quarter of 2004 as Cequent reduced these costs in response to reduced sales levels and lower gross profits between years. Selling, general and administrative expense as a percent of sales approximated 13.8% and 15.1% in the third quarter of 2005 and 2004, respectively.

Overall, Cequent's operating profit declined $4.7 million from approximately $12.7 million for the third quarter of 2004 to $8.0 million in the third quarter of 2005, which represented a decrease in operating profit margin from approximately 10.1% to approximately 6.3%. The decline in operating profit between years is the result of lower sales levels, principally in the towing and trailer products businesses and margin erosion in all market channels due to severe competitor pricing pressures and inability to fully recover steel and other material cost increases. These negative impacts to operating profit were partially offset by a reduction in selling, general and administrative expenses in response to lower levels of sales activity.

Industrial Specialties.    Net sales during the quarter ended September 30, 2005, increased $11.1 million, or approximately 18.6% compared to the third quarter of 2004. The $11.1 million increase in sales is a result of increasing demand for our products in the energy and petro-chemical, general industrial, commercial construction, and defense markets due to marketshare gains, new products, and economic expansion. We estimate that steel cost increases recovered from customers via pricing during third quarter 2005, principally within our industrial cylinder, precision tool and specialty gasket businesses, was comparable to the same period a year ago.

Gross profit within our Industrial Specialties segment increased $1.6 million from $14.2 million in the third quarter of 2004 to $15.8 million in the third quarter of 2005. Gross profit margins at Industrial Specialties were approximately 22.3% for the quarter ended September 30, 2005 compared to 23.7% for the quarter ended September 30, 2004, as higher gross profits on the increase in sales volumes between years was mostly offset by steel and other material cost increases incurred not able to be fully recovered from customers.

Selling, general and administrative expenses at $8.7 million remained approximately flat between years or 12.2% of sales in the third quarter of 2005 compared to 14.5% of sales in the third quarter of 2004. In the quarter ended September 30, 2005, asbestos litigation defense costs increased $0.6 million in our specialty gasket business and overall selling, general and administrative expense increased net $0.8 million. These increases in costs between years were offset by approximately $1.4 million in costs from the quarter ended Septemer 30, 2004, that did not recur in the current year as a result of Compac's facilities consolidation largely being completed by the fourth quarter of 2004.

Operating profit in the third quarter of 2005 increased $1.5 million to $7.1 million from $5.6 million in the third quarter 2004. Operating profit margins at Industrial Specialties improved to 10.1% for the three months ended September 30, 2005 compared to 9.3% from the year-ago period primarily due to the increased sales volumes across all businesses and reduced costs resulting from the completion of Compac's facility consolidation in fourth quarter 2004, partially offset by the impact of increased steel and other raw material costs incurred not able to be recovered from customers and the charge recorded related to increased asbestos litigation defense costs.

Fastening Systems.    Net sales for the quarter ended September 30, 2005, approximated $39.1 million and were flat compared to the quarter ended September 30, 2004. Our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 44.2% over the same period a year ago, due principally to an overall increase in the commercial and business jet build rates in 2005. This increase in sales was offset by a decline in sales of industrial fasteners of approximately $2.4 million in third quarter 2005 compared to the third quarter 2004 and $1.4 million of steel cost decreases passed through to customers during third quarter 2005 compared to the same period a year ago.

Gross profit margins at Fastening Systems increased to approximately 17.1% in the quarter ended September 30, 2005 from approximately 4.8% for the quarter ended September 30, 2004. This improvement is a result of a change in product mix as a result of increased sales of higher margin aerospace fasteners and improved gross margins earned on industrial fasteners due to operational efficiencies achieved as a result of plant consolidation activities completed in the fourth quarter of

2004. Also, the third quarter of 2004 included approximately $1.1 million of costs related to the aforementioned plant consolidation activities that did not recur in third quarter 2005.

Selling, general and administrative expenses in the third quarter 2005 increased $1.6 million compared to the same period a year ago. During the third quarter 2005, Lake Erie Products provided approximately $1.5 million in reserves for uncollectible accounts receivable due to bankruptcy filings by two customers.

Overall, operating profit within Fastening Systems improved $3.2 million between years to $1.7 million in the quarter ended September 30, 2005 as compared to an operating loss of $1.5 million in the quarter ended September 30, 2004. The improvement within the Fastening Systems segment between years is primarily due to proportionately greater sales of higher margin aerospace fasteners during the third quarter of 2005 relative to the comparable period a year ago and operational improvements related to plant consolidation activities which were completed by the end of 2004. In addition, the year-ago period included approximately $1.4 million of increased costs related to the aforementioned plant consolidation activities which were largely completed by the fourth quarter of 2004.

Corporate Expenses and Management Fees.    Corporate office expenses and management fees increased approximately $1.2 million to $5.9 million for the three months ended September 30, 2005 as compared to $4.7 million for the three months ended September 30, 2004. The increase between years is due primarily to increased legal and audit costs of $0.3 million; increased costs associated with the Company's self-insured group medical and workers compensation insurance plans of $0.3 million; and increased employee compensation and management incentive program costs of $0.4 million.

Other Expense, Net.    Interest expense increased approximately $1.4 million to $18.8 million for the three months ended September 30, 2005 as compared to $17.4 million for the three months ended September 30, 2004. The increase is primarily the result of an increase in our weighted average interest rate from approximately 5.2% during the third quarter 2004 to approximately 6.9% during third quarter 2005. During the three months ended September 30, 2005, other, net increased $1.5 million to $1.6 million as compared to $0.1 million for the three months ended September 30, 2004. Of this amount, $0.5 million is due to net losses on transactions denominated in foreign currencies. The remaining amount of the increase between years is due to $0.6 million of higher expenses incurred as a result of increased use of the Company's receivables securitization facility to fund working capital needs and $0.6 million of expenses incurred in connection with renewal of the Company's receivables securitization facility in July 2005.

Income Taxes.    The effective income tax rates for the three months ended September 30, 2005 and 2004 were 109.4% and 36.9%, respectively. During the third quarter 2005, the Company's estimate of its full year effective tax rate decreased from 36.3% to 3.4% and the impact of this change is recorded in the three months ended September 30, 2005. In the quarter ended September 30, 2005, the Company reported foreign pre-tax income of approximately $4.8 million and domestic pre-tax loss of approximately $7.3 million. The domestic pre-tax loss included approximately $18.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the quarter ended September 30, 2004, the Company reported foreign pre-tax income of approximately $6.9 million compared to a reported domestic pre-tax loss of $3.5 million. The domestic pre-tax loss included approximately $17.4 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net sales increased $56.1 million, or approximately 7.0%, to $858.3 million for the nine months ended September 30, 2005 as compared to $802.2 million for the nine months ended September 30, 2004. Of this amount, $25.6 million is due to organic growth and $6.9 million is the result of currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Also, we estimate approximately $23.6 million represents recovery of steel cost increases passed through to customers. Rieke's net sales increased $5.4 million, or approximately 5.6%, for the nine months ended September 30, 2005 as compared to the same period a year ago as a result of increasing sales of new specialty dispensing products, the favorable effects of currency exchange, and recovery of steel cost increases passed through to customers. Cequent's net sales increased $4.5 million, or approximately 1.1%, for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004. After consideration of the favorable impacts of currency exchange ($5.2 million) and steel price increases recovered from customers ($14.9 million), Cequent's net sales decreased approximately $15.6 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units, as well as significant price competition in all market channels, but especially retail. Net sales within our Industrial Specialties segment increased $38.6 million, or approximately 20.9%, for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 due to continued strong demand across all businesses in this segment and recovery of steel cost increases, most notably within our industrial cylinder business. Net sales within our Fastening Systems segment increased $7.6 million, or approximately 6.6%, for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 due to improved demand for aerospace fasteners and recovery of steel cost increases charged by steel suppliers on industrial fastener products, offset by lower sales volumes of industrial fastener products due to market demand factors and customer inventory adjustments.

Gross profit margins (gross profit as a percentage of sales) approximated 22.7% and 24.9% for the nine months ended September 30, 2005 and 2004, respectively. Most notably, Cequent's gross profit margin declined from approximately 27.6% in the nine months ended September 30, 2004 to approximately 21.7% in the nine months ended September 30, 2005, due principally to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Rieke's gross profit margin declined from 37.6% in the first nine months of 2004 to 35.0% in the first nine months of 2005. The decline in gross profit margins is due principally to the impact of resin cost increases, steel cost recovery issues related to certain products in Europe and other cost increases not able to be fully recovered from customers. Gross profit within Industrial Specialties increased $5.9 million in the first nine months of 2005 compared to the same period a year ago due to higher sales levels. However, gross profit as a percent of sales declined to approximately 23.1% for the nine months ended September 30, 2005 from approximately 24.7% for the nine months ended September 30, 2004 primarily as a result of steel cost increases incurred not able to be recovered from customers and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products, which further eroded material margins. Within Fastening Systems, gross profit margins improved from approximately 5.1% for the nine months ended September 30, 2004 to approximately 14.5% for the nine months ended September 30, 2005. This improvement is due to increased sales of higher margin aerospace fasteners, improved material margins on non-steel related items, and operational efficiences realized as a result of completing the consolidation of the Lakewood, Ohio facility into our Frankfort, Indiana facility during the fourth quarter 2004.

Operating profit margins (operating profit as a percentage of sales) approximated 8.0% and 9.0% for the nine months ended September 30, 2005 and 2004, respectively. The decline in operating profit margins is due principally to Cequent. Within Cequent, operating profit decreased $18.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as this business segment reduced variable selling and other fixed costs by approximately $4.2 million during the first nine months of 2005 compared to the year-ago period in response to reduced sales levels and overall lower gross profits. Operating profit margins at Rieke decreased to 22.0% for the nine months ended September 30, 2005 from 24.6% for the nine months ended September 30, 2004 as Rieke encountered steel, resin and other material cost increases not able to be recovered from customers as compared to the year ago period, and more recently, increased energy and transportation costs due to higher fuel prices. Within the Industrial Specialties segment, operating profit increased $5.7 million for the nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004 as businesses in this segment benefited from significantly increased sales levels between years with only a nominal increase in related selling and other fixed costs required to generate such sales pull-through. Also, in the first half of 2004, Compac incurred higher costs and operational inefficiencies associated with the consolidation of its manufacturing activities into its new Hackettstown, New Jersey facility which was completed during the fourth quarter 2004. Within Fastening Systems, operating profit improved approximately $11.4 million during the first nine months of 2005 from an operating loss of $5.8 million for the nine months ended September 30, 2004 to an operating profit of $5.6 million for the nine months ended September 30, 2005. The year-ago period included approximately $6.1 million of costs related to the consolidation of our Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana, and Wood Dale, Illinois, which was completed by fourth quarter of 2004.

Rieke Packaging Systems.    Net sales increased $5.4 million, or approximately 5.6%, to $103.6 million for the nine months ended September 30, 2005 compared to $98.2 million for the nine months ended September 30, 2004. Of this amount, $7.5 million relates to increased sales of new specialty dispensing products, $1.3 million is due to the favorable impact of foreign currency exchange as a result of a weaker U.S. dollar, and we estimate $0.6 million is attributed to steel cost increases recovered from customers. These increases were partially offset by an approximate $2.0 million decrease in sales of core products, including industrial closures, rings and levers, compared to the year-ago period.

Rieke's gross profit margins declined to approximately 35.0% for the nine months ended September 30, 2005 from 37.6% for the nine months ended September 30, 2004, and gross profit earned was $0.7 million less than the comparable year ago period. The beneficial impact of higher sales levels and the favorable impact of currency exchange were more than offset by increased resin, steel and other materials cost increases not able to be recovered from customers and higher energy costs, resulting in the decrease in gross profit margins between years.

Rieke's selling, general and administrative costs increased $0.6 million to $13.4 million from $12.8 million for the nine months ended September 30, 2005 and 2004, respectively, as higher costs associated with launch activities of specialty pump dispensing products for consumer applications and more than offset costs incurred in the first half 2004 related to employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

Overall, Rieke's operating profit margins declined to approximately 22.0% for the nine months ended September 30, 2005 as compared with 24.6% for the nine months ended September 30, 2004. The impact of increased sales levels between years, the favorable effect of stronger foreign currencies on results reported in U.S. dollars, and certain employee-related and other regulatory health and safety costs that did not recur in the first nine months of 2005 were more than offset by increased resin, steel and other material cost increases not able to be fully recovered from customers. Operating margins were further impacted by increased costs associated with the launch of new specialty dispensing products and higher energy and transportation costs due to increased fuel prices.

Cequent Transportation Accessories.    Net sales increased $4.5 million, or approximately 1.1%, to $409.7 million for the nine months ended September 30, 2005 compared to $405.2 million for the nine months ended September 30, 2004. After consideration of the favorable impacts of currency exchange ($5.2 million) and steel cost increases recovered from customers ($14.9 million), net sales decreased approximately $15.6 million between years. This decrease is due to lower demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units, as well as significant price competition in all market channels, but especially retail. Also, sales in our Consumer Products business were $2.5 million lower during second quarter of 2005 as compared to the year-ago period due to a one-time pipeline fill for a significant retail customer and we believe sales during the second quarter of 2004 were unusually strong as customers bought ahead of steel-related price increases.

Cequent's gross profit decreased $22.7 million to $89.0 million, or 21.7% of net sales, for the nine months ended September 30, 2005, from $111.7 million or 27.6% of net sales for the nine months ended September 30, 2004. Of this decline in gross profit, we estimate $4.3 million is attributed to the decrease in sales levels between years, principally in our towing and trailer businesses. Cequent's gross profit was further reduced due to significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. We estimate gross profit margins in the first nine months of 2005 were approximately 220 basis points lower due to the impact of: (1) higher steel costs incurred but not recovered from customers, and (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned.

Cequent's selling, general and administrative expenses decreased $4.1 million to $58.3 million for the first nine months of 2005 from $62.3 million for the first nine months of 2004. Cequent reduced selling, general and administrative expenses in response to reduced sales levels and lower gross profits between years. In first quarter 2004, Cequent incurred approximately $1.2 million in higher costs related to the consolidation of certain businesses distribution activities in South Bend, Indiana, and ramp-up of that facility's operations. These costs did not recur in the first nine months of 2005. Selling, general and administrative expenses as a percent of net sales decreased between years from 15.4% in the first nine months of 2004 to 14.2% in the first nine months of 2005.

Overall, Cequent's operating profit decreased $18.7 million to $30.7 million, or 7.5% of net sales, for the nine months ended September 30, 2005 from $49.4 million, or 12.2% of net sales, for the nine months ended September 30, 2004. The decline in operating profit between years is the result of lower sales levels, principally in the towing and trailer products businesses and margin erosion in all market channels due to severe competitor pricing pressures and inability to recover fully steel and other material cost increases via pricing. These negative impacts to operating profit were partially offset by a reduction in selling, general and administrtative expenses in response to reduced levels of sales activity and lower gross profits.

Industrial Specialties.    Net sales during the nine months ended September 30, 2005, increased $38.6 million, or approximately 20.9% compared to the same period a year ago. Of this amount, approximately $35.6 million is a result of increasing demand for our products in the energy and petrochemical, general industrial, commercial construction, and defense markets due to new products, market share gains, and economic expansion. We estimate $3.0 million is due to additional recovery of steel cost increases passed through to customers, principally within our industrial cylinder and precision tooling businesses.

Gross profit within our Industrial Specialties segment increased $6.0 million from $45.5 million in the first nine months of 2004 to $51.5 million in the first nine months of 2005 due to the significant increase in sales levels between years. Gross profit margins, however, decreased to 23.1% for the nine months ended September 30, 2005 from approximately 24.7% for the nine months ended September 30, 2004, as a result of steel and other material costs including foil, yarn, asphalt and other oil-based products, not able to be recovered from customers, which further eroded gross margins.

Selling, general and administrative expenses increased only slightly to $25.8 million for the nine months ended September 30, 2005 from $25.5 million for the comparable period in 2004. As a percent of sales, selling, general and administrative expenses declined to 11.6% in the first nine months of 2005 from 13.8% for the first nine months of 2004, as this segment's businesses benefited from increased sales volumes between years. In the first nine months of 2004, we incurred approximately $3.4 million of costs in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey that was completed in fourth quarter 2004. However, the impact of this reduction was partially offset as a result of our specialty gasket business recording a $1.5 million charge in the first nine months of 2005 related to asbestos litigation defense costs.

Operating profit for the nine months ended September 30, 2005 increased $5.7 million to $25.7 million, or 11.5% of net sales, from $20.0 million, or 10.9% of net sales for the nine months ended September 30, 2004. The increase between years is primarily due to increased sales volumes across all of this segment's businesses and reduced costs resulting from the completion of Compac's facility consolidation in fourth quarter 2004, partially offset by the impact of steel and other material cost increases incurred that were not recovered from customers and the charge recorded related to increased asbestos litigation defense costs.

Fastening Systems.    Net sales for the nine months ended September 30, 2005, increased by $7.6 million, or 6.6%, compared to the nine months ended September 30, 2004. Our aerospace fastener business continues to experience strong market demand with a sales increase of approximately 28.1% over the same period a year ago due principally to an overall increase in the commercial and business jet build rates in 2005. In addition, we estimate approximately $5.1 million of the sales increase is due to steel cost increases recovered from our industrial fastener customers. These increases in sales were partially offset by a decline in the sales levels of industrial fasteners of $4.8 million for the nine months ended September 30, 2005 versus the same period a year ago due to overall market demand and as a result of major industrial customers adjusting inventory levels.

Gross profit within our Fastening Systems segment increased $11.9 million to $17.7 million, or 14.5% of sales, for the nine months ended September 30, 2005 from $5.9 million, or 5.1% of sales, for the nine months ended September 30, 2004. This improvement is the result of a more profitable product mix due to increased sales of higher margin aerospace fasteners, improved material margins on non-steel related items as well as increased gross margins on industrial fasteners due to operational improvements resulting from plant consolidation activities completed in the fourth quarter of 2004. Also, the first nine months of 2004 included approximately $5.1 million of costs related to the aforementioned plant consolidation activities largely completed in the fourth quarter 2004.

Selling, general and administrative expenses at Fastening Systems increased $0.5 million overall to $12.2 million, or 10.0% of net sales for the nine months ended September 30, 2005, from $11.7 million, or 10.2% of net sales, for the nine months ended September 30, 2004. During the third quarter 2005, Lake Erie Products provided $1.5 million in reserves for uncollectible accounts receivable due to bankruptcy filings by two customers. The year-ago period included approximately $1.1 million of costs related to the consolidation of our Lakewood, Ohio plant into remaining facilities in Frankfort, Indiana, and Wood Dale, Illinois, which was largely completed in the fourth quarter of 2004.

Overall, operating profit within Fastening Systems increased $11.4 million to $5.6 million for the nine months ended September 30, 2005, from an operating loss of $5.8 million for the nine months ended September 30, 2004. The improvement within the Fastening Systems segment between years is due to proportionately greater sales of higher margin aerospace fasteners during the first nine months of 2005 relative to the year ago period, operational improvements related to integration activities completed during the prior year, and approximately $6.2 million of costs related to the consolidation of the Lakewood, Ohio manufacturing facilities in the nine months ended September 30, 2004, that did not recur in 2005.

Corporate Expenses and Management Fees.     Corporate office expenses and management fees were $15.8 million for the nine months ended September 30, 2005 and approximately flat compared to the same period a year ago. On a comparative year-to-date basis, decreases in employee compensation and management incentive program costs of $0.5 million were approximately offset by higher spending related to the Company's group medical, workers compensation and retirement benefit programs.

Other Expense, Net.    Interest expense increased approximately $5.8 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to an increase in our weighted average interest rate from approximately 5.3% to approximately 7.2% during the nine months ended September 30, 2004 and September 30, 2005 respectively, and a higher level of borrowings on our revolving credit facility during the first half of 2005 to fund increased working capital needs. During the nine months ended September 30, 2005, other net expense was $5.4 million as compared to $0.7 million for the nine months ended September 30, 2004, or an increase of $4.7 million. Of this amount, $1.3 million relates to higher expenses incurred as a result of increased use of the Company's receivables securitization facility and receivables factoring to fund working capital needs and $0.6 million is due to expenses incurred in connection with renewal of the Company's receivables securitization facility in July 2005. The remaining increase between years is primarily due to net losses on transactions denominated in foreign currencies other than the local currency of the company subsidiary that is a party to the transaction of $2.5 million, compared to net gains on foreign currency transactions of $0.7 million in the same period a year ago.

Income Taxes.    The effective income tax rate for the nine months ended September 30, 2005 was 13.0% compared to 37.0% for the nine months ended September 30, 2004. The change in effective rate in the nine months ended September 30, 2005 compared to the same period a year ago is due to a shift in pre-tax income from higher to lower-taxed jurisdictions and the mix of pre-tax income or loss between U.S. and foreign jurisdictions. For the nine months ended September 30, 2005, the Company reported foreign pre-tax income of $8.7 million and domestic pre-tax loss of $0.9 million. The domestic pre-tax loss included $55.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies and $2.8 million of expense related to our receivables securitization facility. In the nine months ended September 30, 2004, the Company reported foreign pre-tax income of $28.8 million and a domestic pre-tax loss of $7.6 million. The domestic pre-tax loss included $50.0 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2005 was approximately $19.8 million as compared to cash used for operations of $2.7 million for the nine months ended September 30, 2004. The improvement between years is primarily the result of improved working capital management within the second and third quarters of 2005 through aggressive collection of receivables and reductions in inventory levels. Also, included in cash provided by operating activities during the first nine months of 2005 is a net reduction of $23.1 million in amounts outstanding under our receivables securitization facility. For the nine months ended September 30, 2004, the impact of greater net income from operations was largely offset by the increased investment in working capital, principally inventory, to support higher sales levels within our Cequent Transportation Accessories segment for the spring/summer selling season.

Net cash used for investing activities for the nine months ended September 30, 2005 was approximately $11.5 million as compared to $40.7 million for the same period a year ago. During the first three quarters of 2004, capital expenditures were $20.6 million greater than the first three quarters of 2005 as we essentially completed our major restructuring and consolidation activities during 2004. We also generated net proceeds from the sale of facilities of $3.5 million during the first nine months of 2005. During the first three quarters of 2004, capital spending was $35.6 million due primarily to planned expenditures for our Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly within our Rieke Packaging Systems segment. During the first quarter of 2004, we also completed the acquisition of the Theodore Bargman Company within our Cequent Transportation Accessories segment.

Net cash used for financing activities for the nine months ended September 30, 2005 of approximately $9.1 million was utilized to pay down amounts on our revolving credit facility compared to cash provided by financing activities of $39.8 million for the nine months ended September 30, 2004. During the first nine months of 2004, we incurred additional borrowings on our revolving credit facility to fund capital expenditures and retire an acquisition note payable.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility, of which $6.0 million and $283.8 million were outstanding, respectively, as of September 30, 2005. Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant, the most restrictive of which is the leverage ratio.

On September 29, 2005, we amended our credit facility to modify certain financial and non-financial covenant requirements. The amended terms include: 1) increasing the permitted borrowings on letters of credit from $40 million to $45 million; 2) increasing the borrowing margin by 0.25%; 3) modifying the interest expense ratio to 2.00 to 1.00 for the quarter ended September 30, 2005 and increasing the threshold over time to 2.50 to 1.00 for the quarter ended March 31, 2007 and thereafter, and; 4) modifying the leverage ratio to 5.65 to 1.00 for the quarter ended September 30, 2005 through the first quarter of 2006, and reducing the leverage ratio over time to 3.25 to 1.00 in first quarter 2007 and thereafter. The Company was in compliance with its covenants at September 30, 2005.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2005, we had $24.9 million outstanding under our accounts receivable facility and $24.3 million of available funding based on eligible receivables. At September 30, 2005, we also had $6.0 million outstanding under our revolving credit facility and had an additional $107.8 million potentially available after giving effect to approximately $36.2 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our credit facility, we had approximately $68.7 million of borrowing capacity available for general corporate purposes.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7 to the accompanying consolidated financial statements as of September 30, 2005. Based on amounts outstanding at September 30, 2005, a 1% increase or decrease in the per annum interest rate for our credit facility would change our interest expense by approximately $2.9 million annually.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2005, we had $24.9 million outstanding and $24.3 million available under this facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The initial three year term of this facility expired in September 2005 and was subsequently renewed in July 2005 under substantially the same terms and conditions, with an amended expriation date of December 31, 2007. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

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

In May 2004, the FASB issued FASB Staff Position (FSP) No. FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," which provides guidance under SFAS No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Act") on enterprises' income tax expense and deferred tax liability. The Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During the third quarter of 2005, the Company completed its analysis of foreign earnings able to be repatriated under the Act and expects to repatriate at least $61.7 million of foreign earnings during the fourth quarter of 2005. The Company is performing further analysis to determine if it will be able to repatriate additional foreign earnings of up to $15.0 million. The Company anticipates the associated tax on foreign earnings expected to be remitted to range from $3.9 million to $5.0 million. As of December 31, 2004, the Company has provided for applicable federal taxes of $3.1 million on foreign earnings anticipated to be remitted. The Company recorded an additional $0.8 million tax expense in the third quarter of 2005 to account for the anticipated repatriation.

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

In May of 2005, Statement No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3," was issued which requires retrospective application to prior periods' financial statements for accounting for and reporting of voluntary changes in accounting principles. The Statement also requires that a change in depreciation, amortization, or depletion method for long-lived assets be accounted for as a change in accounting estimate. Application of this statement will be required for all changes made after December 15, 2005.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143. The Interpretation is effective for TriMas no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

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

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $7.0 million at September 30, 2005. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Other Matters

On November 1, 2005, the Company's Board of Directors ("Board") appointed current Board Chairman Samuel Valenti III as Executive Chairman of the Board. In recognition of the additional commitment of time required of Mr. Valenti as Executive Chairman, including with respect to the strategic direction of the Company and significant business issues, the Board approved the following compensation package with effect from November 2, 2005: $200,000 per annum payable in twelve equal monthly payments; and the issuance of 200,000 options to acquire shares of the Common Stock of the Company at an exercise price of $23.00 per share pursuant to the terms of the Company's standard stock option agreement. Previously, Mr. Valenti received no compensation in his capacity as Board Chairman. Mr. Valenti continues to serve as a senior advisor to Heartland, but is no longer a Heartland Senior Managing Director.

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

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2005, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Changes in disclosure controls and procedures

In connection with preliminary implementation activities to comply with the requirements of Sarbanes-Oxley Section 404, and as more fully disclosed in our Form 10-K for the year ended December 31, 2004, the Company identified certain control deficiencies at its Consumer Products business unit within its Cequent Transportation Accessories segment. During the fourth quarter 2004, the Company initiated various actions to remediate the control deficiencies noted and continued their implementation during the quarterly period ended September 30, 2005. These actions included hiring a new controller, revising its monthly accounting and closing processes and controls, and the addition of supplemental financial resources to assist with effectively implementing the revised monthly accounting and control activities.

Part II. Other Information
TriMas Corporation

Item 1.    Legal Proceedings

A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. While, based upon our present knowledge and subject to future legal and factual developments, we do not believe that any of these litigations will have a material adverse effect on our financial position, results of operations or cash flows. Future legal and factual developments may result in materially adverse expenditures.

As of September 30, 2005, we were a party to approximately 1,470 pending cases involving an aggregate of approximately 19,000 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.0 million. All relief sought in the asbestos cases is monetary in nature. We do not have significant primary insurance to cover our settlement and defense costs. We believe that significant coverage under excess insurance policies of former owners is available to us, but we are in the process of reconstructing the documentation for these policies, and such insurance may not be available. Further, we may be subjected to significant additional claims in the future, the cost of settling cases may increase for cases in which product identification can be made, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company's potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

TriMas Corporation (Registrant)

Date: November 14, 2005	By: /s/ E.R. Autry E.R. Autry Chief Financial Officer and Chief Accounting Officer