Form 10-K
period 2005-12-31
TRIMAS CORP
filed 2006-04-04
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act.

Yes      No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     Accelerated Filer     Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes      No

There is currently no public market for the Registrant's common stock.

As of March 31, 2006, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

TRIMAS CORPORATION INDEX

Forward-Looking Statements

This report contains forward-looking statements (as that term is defined by the federal securities laws) about our financial condition, results of operations and business. You can find many of these statements by looking for words such as ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate’’ and similar words used in this report.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•	Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the loss of sales and margin due to an economic downturn or recession, which could negatively affect us;

•	Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins. We also face the risk of lower cost foreign manufacturers located in China and elsewhere in Southeast Asia competing in the markets for our products, and we may be adversely impacted;

•	Increases in our raw material or energy costs or the loss of a substantial number of our suppliers could adversely affect our profitability and other financial results;

•	Historically, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected;

•	We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited;

•	Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•	We may be unable to protect our intellectual property;

•	We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•	Our business may be materially and adversely affected by compliance obligations and liabilities under environmental and other laws and regulations;

•	We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•	Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•	We have significant operating lease obligations. Failure to meet those obligations could adversely affect our financial condition;

•	We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material negative impact on our financial results;

•	We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•	Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•	A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt; and

•	We have not yet completed implementing our current plans to improve internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to meet our 2007 compliance deadline for Section 404 of the Sarbanes-Oxley Act of 2002. Our conclusions and actions relative to our control weakness is subject to scrutiny in the future, including review by the Securities and Exchange Commission in connection with its ordinary course review of our public filings and disclosure or otherwise.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 7. ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

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

Our Business Segments

We operate through four business segments, which had net sales and operating profit in 2005 as follows: Rieke Packaging Systems (net sales: $134.0 million; operating profit: $29.0 million); Cequent Transportation Accessories (net sales: $515.2 million; operating profit: $28.9 million); Industrial Specialties (net sales: $298.2 million; operating profit: $32.6 million); and Fastening Systems (net sales: $62.7 million; operating profit: $15.6 million).

In the fourth quarter of 2005, the Company reached a decision to sell its industrial fastening business. The industrial fastening business was a part of our Fastening Systems segment and consists of operating locations in Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio.

The information presented in this statement (information, amounts and description) exclude the business we have decided to exit and these operations are presented as discontinued operations and assets held for sale.

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

Our Rieke Packaging Systems brands, which include Rieke®, Englass™ and Stolz™, are well established and recognized in their respective markets.

•	Rieke designs and manufactures traditional industrial closure and dispensing products in North America and Asia. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs.

•	Englass, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering ‘‘know-how’’ is applicable to the consumer dispensing market in North America and in other regions, which we believe provide significant opportunities for growth.

•	Stolz, located in Germany, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

•	TOV, located in Italy, specializes in the lever and ring closures that are used in the European industrial market. This specialty closure system is sold into the North American Free Trade Agreement (‘‘NAFTA’’) markets as well.

Competitive Strengths

We believe Rieke benefits from the following competitive strengths:

•	Strong Research, Development and New Product Capability. We believe that Rieke's research and development capability and new product focus is a competitive advantage. For more than 80 years, Rieke's product development programs have provided innovative and proprietary product solutions, such as the ViseGrip® steel flange and plug closure, the Poly-ViseGrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Rieke's emphasis upon highly engineered packaging solutions and research and development has yielded 101 active patents and 88 patents pending. Rieke has approximately 23 technical employees responsible for new product development, improving existing products and design automation equipment to assist in cost reductions, both internally and at our customers' locations. Approximately 32.5% of Rieke's 2005 net sales relate to products utilizing its patented processes or technology.

•	Customized Solutions that Enhance Customer Loyalty. A significant portion of Rieke's products are customized for end-users who also use Rieke's specialty tooling equipment to install the products. The installation in customer drum and pail plants of customized, patent protected, Rieke-designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, Rieke is able to support favorable pricing and generate a high degree of customer loyalty. Rieke has also been successful in bundling a variety of products at attractive pricing in an effort to create preferred supplier status.

•	Leading Market Positions and Global Presence. We believe that Rieke is a leading designer and manufacturer of steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Rieke maintains a global presence, reflecting its global opportunities and customer base. Its headquarters and manufacturing and technology center is located in Auburn, Indiana and it has manufacturing operations in

Mexico, England, Germany, Italy and China. Rieke also maintains warehouse locations in Australia and France. All of Rieke's manufacturing facilities have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

•	Strong Customer Relationships. Rieke benefits from long-standing relationships with many of its customers. We believe that Rieke's high level of customer recognition is due to its emphasis on product development, product quality and performance characteristics and the maintenance of high customer service standards. Rieke also provides extensive in-house design and development technical staff to provide a solution to customer requirements for closures and dispensing.

Growth Strategies

We believe Rieke has strong opportunities to grow, including:

•	New Consumer Product Applications. We believe that Rieke has significant opportunities to apply its existing highly engineered products to new consumer products and pharmaceutical applications, particularly in North America, and for new product development. Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering and content. During calendar year 2005, we introduced three major new dispensing products into various markets. The first of these products is a specialty pump for the skin care markets. Most of this newly acquired business has been at the expense of our sole competitor in the marketplace. Moving forward, we expect the majority of the opportunities to shift from market share capture to market introduction. The second new offering was an airless dispenser which targets the high-viscosity face and hair care products market. Typical examples include hair gels, pastes and other styling products. Our third new product offering was a 1.7 ml dispenser for the home cleaner market.

•	Product Cross-Selling Opportunities. Recently, Rieke began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products on a bundled basis to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke on these bundled product offerings.

•	Acquisition Opportunities. We believe Rieke has significant opportunities to grow its business through disciplined, strategic acquisitions. There are many companies participating in product and application markets that have similar product technologies and/or a common customer base. By acquiring such companies, Rieke may obtain new product technologies to be sold to its existing customers, or new customers to whom the broader Rieke product portfolio can be offered. In addition, Rieke intends to pursue any cost savings opportunities by consolidating purchasing, sales, finance and administrative functions into its existing infrastructure. At our manufacturing facilities in Hamilton, Indiana, and Hangzhou, China, we have additional floor space and manufacturing capacity that may absorb the manufacturing operations of future acquisitions.

•	Increased International Presence. Rieke will seek to increase its international manufacturing and sales presence. For example, Rieke opened a new production and assembly facility in Hangzhou, China during the first quarter of 2004. This facility produces and assembles many of Rieke's recently introduced products and potentially its anticipated new product launches as well. This location has been selected since many of these new products have multiple components for which assembly is a major cost factor. Automation of the assembly process in certain of these products can be either technically difficult or costly. Rieke's facility in China provides it access to a skilled, but significantly lower cost, labor market for assembly operations. In addition, Rieke believes there is a growing market in the Far East for its products and many multi-national customers require product availability throughout the world, including in the Asian market. During 2005, a marketing plan for Asia was identified and will be implemented in 2006.

Marketing, Customers and Distribution

As of December 31, 2005, Rieke employed approximately 24 salespeople throughout the world. Approximately 22 of these employees are located in the NAFTA and European regions. Rieke also uses third party agents and distributors in key geographic markets, including Europe, South America and Asia. Approximately 88% of Rieke's net sales are originated by its employee sales force.

Rieke and its agents and distributors primarily distribute directly to container manufacturers and to users or fillers of Rieke's containers. Rieke's point of sale may be to a container manufacturer; however, via a ‘‘pull through’’ strategy, Rieke will call on the container user or filler and suggest that it specify that a Rieke product be used on its container.

To support its ‘‘pull-through’’ strategy, Rieke offers bundling proposals to the container users or fillers. This strategy offers more attractive pricing on Rieke products purchased directly from Rieke and Rieke products that the container users or fillers specify that the container manufacturer apply to the container. Examples of users or fillers that use or specify Rieke products include industrial chemical, agricultural chemical, petroleum, paint, personal care, pharmaceutical and sanitary supply chemical companies.

Rieke's primary customers include Coca-Cola, Diversey, Dow Chemical, BASF, Chevron, Sherwin-Williams, Pepsi, Proctor & Gamble, Valvoline, Bayer/Monsanto, DuPont, Schering Plough, Boots, Pharmacia, Shell Oil and major container manufacturers around the world. In 2005, major customers also include Starbucks, Alberto Culver, Nestles, San Tropez and Ecolab. Rieke maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

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

Rieke's injection molded plastic manufacturing sites use a variety of resins including polyethylene, polypropylene and nylon raw materials. Injection molding machines range from 75 to 1,000 tons in size. There are approximately 124 injection-molding machines at these locations. Additionally, there is high-speed equipment at all locations except our China facility. This equipment is used to assemble multiple components into a finished product. Components of a finished product can range from two components to in excess of ten components.

Rieke also has equipment for pad printing on injection-molded products. Printing is desired by customers who want their company logos or other design work displayed on the closure or dispenser.

We maintain warehouse locations in Australia and France to facilitate the sale and distribution of products. The manufacturing facilities ship directly to the warehouses where inventory is held for distribution. In Canada, Singapore and Eastern Europe, we use distributors to deliver products to customers.

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

Cequent Transportation Accessories

Cequent Transportation Accessories is a leading designer, manufacturer, marketer, and distributor of a wide range of accessories and cargo management products used to outfit and accessorize light trucks, SUV's, recreational vehicles, passenger cars and trailers for recreational and commercial use. Cequent's products offer the customer a range of solutions to efficiently ‘‘Get Their Gear on the Road.’’ We believe that Cequent's product lines and brand names are among the most recognized and extensive in the transportation accessories industry.

Cequent's brands and main product categories are sold through a wide range of channels and are described below:

•	The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, weight distribution systems, fifth-wheel hitches, ball mounts, draw bars, gooseneck hitches, brake controls, wiring harnesses and T-connectors and are sold to independent installers and distributor channels for both automotive/truck and recreational vehicles. Similar towing accessory products are sold to the retail channel under the Reese Towpower™ and Reese Outfitter® brands, while the Hayman-Reese™ brand of towing products are sold in the Australian aftermarket channel.

•	The Fulton® and Bulldog® brands represent trailer products and accessories, such as jacks, winches, couplers, trailer wiring, converters, ramps and fenders. These brands are sold through independent installers, trailer original equipment manufacturers (OEM’s) and distributor channels serving the marine, agricultural, industrial and horse/livestock markets.

•	The Tekonsha® brand is the most recognized name in brake controls and related brake components. These products are sold through automotive, recreational vehicle and agricultural distributors and automotive OEMs.

•	The Bargman® and Wesbar® brands are recognized names for recreational vehicle and marine lighting, respectively. Bargman® - branded products include interior and exterior recreational vehicle lighting products and accessories, such as license plate lights and brackets, porch and utility lights, assist bars, door locks and latches, and access doors, while Wesbar® - branded products include submersible and utility trailer lighting. These brands and products are sold through independent installers, trailer and recreational vehicle OEMs and wholesale distributors, and marine retail specialty channels.

•	Highland The Pro's Brand® and ROLA™ comprise our brand presence in the cargo management product category. Cargo management products include bike racks, cargo carriers, luggage boxes, tie-downs and soft travel-cargo carriers which are sold through independent installers, wholesale distributors and retail channels.

Competitive Strengths

We believe Cequent benefits from several important competitive strengths, including:

•	Leading Market Position. Cequent primarily competes in highly fragmented niche markets where no single competitor possesses a comparable breadth of product and distribution. We believe that we are one of the leading designers and manufacturers of aftermarket products to outfit and accessorize light trucks, cross-over utility vehicles (CUV's), SUV's, recreational vehicles and passenger cars, and trailers for both recreational and commercial use. We believe Cequent is one of the largest suppliers of towing and trailer products to its primary channels, including the independent installer and wholesale distributor channels. Also, we supply to mass merchants such as Wal-Mart, Lowe's, and Home Depot, specialty auto retailers such as Pep Boys, Advanced Auto, AutoZone, and the recreational vehicle aftermarket and RV OEMs.

•	Strong Brand Names. We believe Cequent's brands include many of the leading names in its industry. Cequent's brand portfolio includes such well established names as Reese®, Draw-Tite®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland The Pro's Brand®, Fulton®, Wesbar®, ROLA™, Hayman-Reese™ and Bargman®. We believe that such recognized brands provide Cequent with a significant competitive advantage. Cequent has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names.

•	Diverse Product Portfolio. Cequent benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Cequent is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of ‘‘accessory’’ products. Its electrical product offerings feature a broad range of lighting components including incandescent, LED, halogen and fluorescent lighting, T-connectors and wiring harnesses. It also offers a range of braking products including proportional, timed, inertial and electrical brake controls for automotive applications and related brake components. Its trailer product portfolio includes winches, jacks, couplers, fenders, trailer brakes and ramps. In addition, Cequent offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

•	Multiple Distribution Channels. Cequent utilizes several distribution channels for its sales, including mass merchants, specialty retailers, independent wholesale distributors, independent installers and trailer OEMs. In 2005, approximately 19% of Cequent's products were sold through a highly fragmented installer channel composed primarily of single proprietor businesses. Mass retailers accounted for approximately 14% of Cequent's sales, and traditional recreational vehicle distributors accounted for approximately 21% of Cequent's sales in 2005. Trailer OEMs and distributors, which also represent a highly fragmented industry, accounted for approximately 16% of Cequent's sales in 2005. The remainder of Cequent's sales were through other retail and OE distribution channels.

•	Vertically Integrated Manufacturing Capability. As a result of significant restructuring activity completed over the last two years, Cequent has a relatively efficient and vertically integrated manufacturing capability. With respect to towing products, Cequent consolidated the manufacturing of Reese® and Draw-Tite® branded products into a single facility in Goshen, Indiana, which significantly enhanced process capability in forming, stamping and painting applications. Cequent also consolidated the manufacturing of its trailering products at the former HammerBlow Wausau, Wisconsin facility into its Mosinee, Wisconsin facility. Cequent's customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for 10 to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, ‘‘quick change’’ manufacturing culture and system. Cequent's plants are vertically integrated to receive raw materials and convert them to finished products through three major steps: first, stamping and related methods of forming, cutting, punching, boring and prepping, followed by welding and assembly of components and lastly, cleaning, coating, painting and inspection of finished products. Cequent has in-house wiring harness design and manufacturing capability, one of the industry's largest research and development facilities for both testing and design, and a ‘‘hub and spoke’’ distribution system with capability to meet delivery requirements specified by our customers.

Growth Opportunities

We believe that Cequent has significant opportunities to grow through new product introductions, cross selling products across channels, and providing bundled product solutions.

•	New Product Introductions. Cequent has developed and successfully launched new products in the past and presently is developing a range of product innovations. In towing, new products include an enhanced fifth-wheel hitch design, bike racks, soft pack roof racks and a range of cargo management and point of purchase accessories. Cequent has patents pending on products called Signature Series™ fifth-wheel and slider, InterLockTM ball mount and related towing and vehicle accessories. In trailer-related products, new introductions include pivot tongue couplers, metal ramps, heavy-duty jacks and winches and electrical products, such as auto leveling brake controls, LED lighting and electrical accessories. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

•	Cross Selling Products Across Distribution Channels. We believe that Cequent has significant opportunities to introduce products into new channels that traditionally concentrated in other channels. For example, the Cequent retail channel now offers a range of trailer products and accessories, including ramps that have traditionally been available only in the trailer distributor and OE channels, as well as providing hitches traditionally offered through the independent installer channel. Similarly, Cequent's installer channel is selling Highland branded tie downs, stretch cords, floor mats and splash guards, which were previously only available through the retail channel. Cequent has also developed strategies to introduce its products into new channels, including the Asian automotive manufacturer ‘‘port of entry’’ market, the retail sporting goods market and select international markets.

•	Provide Bundled Cargo Management Solutions. As a result of Cequent's broad product portfolio, it is well positioned to provide customers with bundled solutions for towing, trailering and cargo management needs. Due to Cequent's product breadth and depth, we believe it can provide customers with compelling value propositions with superior features and convenience. In many cases, Cequent can offer a more competitive price through bundling than would be available by purchasing underlying components separately. We believe this merchandising strategy also enhances Cequent's ability to compete with competitors who have narrower product lines and are unable to provide ‘‘one stop shopping’’ to customers.

Marketing, Customers and Distribution

As of December 31, 2005, Cequent employed 84 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, Cequent has 61 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. Cequent's products are distributed through a variety of channels. Cequent employs a dedicated sales force in each of the primary channels, including the retail, national accounts, automotive and recreational vehicle OEMs, installer/distributor, trailer OEM and trailer aftermarket/distributor channels.

Cequent's products are distributed through a variety of channels. These channels include installer/distributor (automotive, recreational vehicle and trailer), OEMs (automotive, recreational vehicle, and trailer), and retail channels (i.e., mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). For example, the towing products group principally distributes to approximately 75 independent distributors and 4,500 independent installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. In addition, 500 of towing products' customers position Draw-Tite® and Reese® branded traditional towing products as an exclusive or preferred line, while the Reese® branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Cequent is well represented in retail stores through mass merchants, such as Wal-Mart, hardware home centers such as Lowe's, and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone and CSK Auto.

Approximately 19% of Cequent's products are sold through its installer channel. Traditional recreational vehicle distributors account for approximately 21% of Cequent's sales. Trailer OEMs and distributors account for approximately 16% of Cequent's sales. Mass retailers account for approximately 14% of Cequent's sales, with the remainder of Cequent's business in other retail and OEM distribution. Cequent's Fulton®-, Bulldog®- and Wesbar®-branded trailer and related accessory products are sold directly to major trailer OEMs, recreational vehicle distributors, as well as mass retailers. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. Cequent relies upon strong historical relationships, significant brand heritage and its broad product offering to bolster its trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft and large commercial-industrial trailer users, as well as horse and stock trailering customers.

During 2005, Cequent re-focused its electrical products business unit and trailer products business unit into a newly formed ‘‘center of excellence’’ to provide service and value into the marine, agricultural, industrial, horse/livestock trailer and recreational vehicle markets. This reorganization optimizes Cequent’s deployment of sales, marketing, brand management, product management and distribution functions that currently serve the broad-based trailer aftermarket and OEM market segments. The combination of these businesses advances Cequent towards a single customer interface to more effectively provide an integrated solution and better synchronize its tremendous product breadth and depth and outstanding service performance for its customers, while also capitalizing on additional economies of scale. Moreover, this reorganization will enable further refinement of business processes to increase organizational flexibility and better enable us to meet the dynamic business needs of the customer and the evolving demands of several diverse market segments.

Manufacturing

In 2005, Cequent concluded the remaining significant integration projects across the North American industrial base. These projects included the integration of our Elkhart, Indiana plastics operation into our Goshen, Indiana facility, relocation of our Albion, Indiana wiring operation to Reynosa, Mexico, and integration of our Sheffield, Pennsylvania distribution and manufacturing facility into our South Bend, Indiana distribution center while manufacturing was outsourced. In addition, within our Towing Products business unit we consolidated its distribution facilities from 11 locations to 8. Lastly, Cequent announced the construction of our new Thailand manufacturing facility that will begin operation in late 2006 and manufacture towing products and related accessories in support of the local Thailand market and our existing Australian market.

Prior to 2005, Cequent actively integrated several consolidation projects. These included: combining Cequent's towing products' Canton, Michigan and Elkhart, Indiana manufacturing facilities, and a southeast Michigan warehouse into a single, approximately 350,000 square foot, efficient flow manufacturing and master warehouse center in Goshen, Indiana. The consolidation of these facilities was completed in the first quarter of 2003. In conjunction with the HammerBlow and Highland acquisitions in early 2003, we continued to streamline our manufacturing and warehousing processes to exploit beneficial economies of scale. In the third quarter of 2003, Cequent completed the consolidation of the Sheridan, Arkansas towing products manufacturing facility, acquired in the HammerBlow transaction, into the Goshen, Indiana facility. In 2004, actions were initiated to close Cequent’s Concord, Ontario 22,000 square-foot distribution and customer service center and consolidate the Oakville, Ontario 73,000 square-foot manufacturing facility into the Goshen, Indiana and Huntsville, Ontario facilities. Coincident with these moves, Oakville becomes Cequent’s Canadian distribution center. The manufacturing consolidation was completed in the fourth quarter of 2004. During the second quarter of 2005, the consolidation of distribution and customer-service activities for all Canadian customers was completed.

Cequent's 190,000 square-foot Mosinee, Wisconsin facility contains a wide range of manufacturing, distribution and research and development capabilities. Major processes at this facility include metal stamping (up to 800 ton press capacity), a steel tube mill, thread rolling and riveting, high-volume welding and assembly, significant in-house mechanical and electrical engineering capabilities and in-house tool, die and equipment maintenance capabilities. We believe these capabilities provide us with strategic cost advantages relative to our competition. During the first half of 2004, Cequent completed the consolidation of the Wausau, Wisconsin trailering products manufacturing facility, acquired in the HammerBlow transaction, into the Mosinee, Wisconsin facility.

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

Cequent employs 62 engineers and invests approximately 1.5% of its revenue in engineering resources and product development. Cequent conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation-equipped trailers and towing vehicles. Product testing programs are intended to continuously maintain and improve product reliability, and to reduce manufacturing costs.

Cequent's Australian facilities in Melbourne, Sydney and Brisbane contain manufacturing, engineering, design and research and development capabilities. Cequent manufactures, markets and distributes products throughout the Australian region as Hayman Reese®-branded towing products and towing accessories, and ROLA™-branded roof racks and roof rack accessories to the aftermarket and automotive OEM channels. In the fourth quarter 2004, in order to improve customer support and execution in the OE and aftermarket segments, Cequent Australia initiated a reorganization effort to consolidate three operating units into two separate customer focused business units: Cequent and TriMotive. Each unit has dedicated sales, engineering, manufacturing and logistic functions. Cequent’s aftermarket segment includes installers, distributors and retailers. The TriMotive automotive OE segment includes a wide array of global automotive customers, including Ford, Toyota and GM Holden. The creation of these two distinct business units better focuses resources to improve services and delivery to the customer and will enhance organizational flexibility to meet the dynamic, yet distinct, business requirements of the aftermarket and OE segments. This new organization also provides a platform for the pursuit of future business and additional economies of scale.

Cequent's raw material costs represent approximately 50% of its net sales. Steel is Cequent's single largest commodity and is used in the majority of its products and is delivered to Cequent's plants on a just-in-time basis from service centers. See ‘‘Materials and Supply Arrangements.’’

Competition

We believe that Cequent is one of the largest North American manufacturers and distributors of towing systems, trailer and electrical products. The competitive environment for towing and trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various products that Cequent offers, only a few competitors maintain a significant or number-one market share in more than one specific product category. By comparison, Cequent competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. Cequent's most significant competitors in towing products include Valley Automotive (AAS), Putnam Hitch Products and Curt Manufacturing. Cequent's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of Cequent's broad trailer products portfolio. Cequent’s competitors for electrical products include Hopkins Manufacturing, Peterson Industries, Optronics, Grote and Hayes-Lemmerz, though each is positioned in a niche product line, as opposed to Cequent’s broad product array in the electrical product category. The retail channel presents a different set of competitors that are typically not seen in our installer and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell and Axius. As Cequent grows in the cargo management product category a different set of competitors exist. These competitors include Thule, Yakima and Sportrack.

Industrial Specialties

Our companies in the Industrial Specialties segment design and manufacture a range of industrial products for use in diverse niche markets, including construction, commercial, energy, medical equipment and defense. Such products include precision tools, gaskets, cylinders, steel munitions casings, pressure sensitive tape and vapor barrier facings, and specialized engines. In general, these products are highly engineered, customer-specific items that are sold into niche markets with few competitors. These products are manufactured under several brand and trade names, including Compac™, Lamons® Gasket, Norris Cylinder, Arrow® Engine, NI Industries, Keo® Cutters, Richards Micro-Tool, Cutting Edge Technologies and Reska Spline Products. These names are maintained for the brand equity they carry in each of their respective end markets.

Compac.    Compac manufactures flame-retardant facings and jacketings and insulation tapes used in conjunction with fiberglass insulation as vapor retarders. These products are principally used for commercial, residential and industrial construction applications, and are sold to major manufacturers of fiberglass insulation. Compac's product line also includes pressure-sensitive specialty tape products that are marketed to insulation manufacturers, as well as to numerous other customers. Pressure-sensitive products for the insulation industry are used for sealing pipe jacketing, ducts and fiberglass wrappings to increase the efficiency and cost effectiveness of heating and cooling installations. Combined with facing and jacketing products, pressure-sensitive specialty tapes enable us to offer customers a complete systems approach to insulation installation. Utilizing existing pressure-sensitive adhesive technologies, Compac continues to develop new product programs to expand its pressure-sensitive product positions into sub-segments of existing markets, including the electronics and transportation industries.

Lamons Gasket.    Lamons manufactures and distributes metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. In 2005, Lamons established manufacturing capability within Rieke's Hangzhou, China facility. Within six months, this facility reached expected productivity targets on their initial product line, and provides a low cost manufacturing alternative for specific product lines. The facility has been approved as a source for major Lamons customers and is expected to increase its share of production shipped to Asian and European users in the near term. Gaskets and complementary fasteners are supplied both for industrial original equipment manufacturers and maintenance repair operations. Gasket sales are made directly from the factory to major customers through eleven sales and service facilities in major regional markets, or through a large network of independent distributors. Lamons' overseas sales are either through Lamons' licensees or through its many distributors.

Norris Cylinder.    Norris is one of the few manufacturers in North America that provides a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris' large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Other products Norris manufactures include seamless low-pressure chlorine cylinders and ASME-approved accumulator cylinders primarily used for storing breathing air and nitrogen. Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups as well as equipment manufacturers.

Precision Tool Company.    Precision Tool Company produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills, reamers, master gears and gages. Markets served by these products include the automotive, industrial, aerospace and medical equipment industries. Precision Tool Company's Keo® brand is the market share leader in the industrial combined drill and countersink niche. Richards Micro-Tool is a leading supplier of miniature end mills to the tool-making industry. Richards Micro-Tool has also been successful in providing the growing medical device market with bone drills and reamers. Sales to this specialized end market increased over 200% in 2005 as compared to 2004, and now exceed $1 million annually.

Arrow Engine.    Arrow manufactures specialty engines, chemical pumps and engine replacement parts for the oil and natural gas extraction and other industrial engine markets. In an industry supported by elevated crude oil and natural gas prices, Arrow enjoyed better than 50% sales growth in 2005 as compared to 2004, driven by both strong engine and part sales. Arrow continues to focus on new product development in the industrial engine spare parts market, selective acquisitions, expanding market share in the United States and Canadian markets for oilfield pumping and gas compression engines and expanding its marketing and distribution capabilities to new geographic regions outside the United States and Canada.

NI Industries.    NI Industries manufactures large diameter shell casings provided to the United States government and rocket launchers sold to foreign defense markets. We believe that NI Industries is a leading manufacturer in its product markets, due in part to its capabilities in the entire metal forming process from the acquisition of raw material to the design and fabrication of the final product. This gives NI Industries the flexibility and capacity to fully address the varied requirements of the munitions industry. The ability to form alloyed metals into the complex configurations needed to meet precise specifications in producing quality parts is a strength of this business. We believe that NI Industries is the only manufacturer in North America currently making deep drawn steel cartridge cases. NI Industries has the capability to manufacture mortar shells and projectiles as well as rocket and missile casings using both hot and cold forming methods. It also has a highly automated line capable of producing grenade bodies for the recently-improved design of munitions including the extended and guided multiple launch rocket systems. In the third quarter of 2005, the Riverbank, CA facility of NI was named on the final Base Realignment and Closure (BRAC) list. The Company is working with military and government personnel to provide continuing services at the ultimate location of the production lines currently managed by NI in Riverbank.

Growth Opportunities

The businesses comprising the Industrial Specialties segment have opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities, as well as through strategic acquisitions.

•	Introduction of New Products. The Industrial Specialties segment has a history of successfully creating and introducing new products to drive growth and there are currently several significant new product initiatives underway. Compac has recently developed a product for use in photo-luminescent wall coverings and signs designed to provide evacuation assistance in stairwells and dark halls in the event of power loss. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by Caterpillar, Waukesha, Ajax and Gemini. Norris has recently developed a lightweight, high volume acetylene cylinder for trailer applications. Precision Tool Company is developing new products for use in the medical tool market. Lamons has developed a special spiral-wound WRI-LP gasket designed for the hydrochloric alkylation process at refineries.

•	Entry into New Markets and Development of New Customers. The Industrial Specialties segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from India and China, and plans to enter markets in Asia and South America. Compac has recently attracted major new customers for its pressure sensitive tape products, including 3M and automotive suppliers. Arrow Engine is also expanding the markets it serves, with growth plans to enter markets in Russia, Eastern Europe, Asia and Africa. Precision Tool Company continues to expand its offerings and capabilities in the market for medical tools.

•	Capitalize on Cost Savings Opportunities. As the businesses in the Industrial Specialties segment expand and develop, we believe that there will be further opportunities to reduce their cost structures by consolidating and streamlining manufacturing, overhead and administrative functions. Over the last three years, several businesses in the Industrial Specialties segment have undergone cost restructuring initiatives to further enhance profitability. Lamons completed a major initiative to close several facilities and to consolidate several manufacturing, distribution, back office and sales functions into its Houston, Texas headquarters. In 2004, Compac opened a state-of-the-art manufacturing facility in Hackettstown, New Jersey and combined two operating facilities into one with a resulting gain of efficiency and cost reduction.

•	Strategic Acquisitions. The Industrial Specialties segment has significant opportunities to expand its businesses with selected strategic acquisitions. The markets served by this group tend to have relatively few competitors. As a result, strategic ‘‘bolt-on’’ acquisitions, in which the acquirer buys and consolidates another industry participant, are often available. Such ‘‘bolt-on’’ acquisitions can be very accretive as a result of the relatively low purchase prices available for these small companies and the significant potential cost savings available from consolidating operations into existing platform companies. Acquisitions can also facilitate new market entries, product line extensions and the development of new customers and/or distribution channels. Examples of strategic "bolt-on" acquisitions in this segment include the acquisition of Haun Industries in 2002 by Arrow Engine and Precision Tool Company's acquisition of Cutting Edge Technologies in 2003.

Marketing, Customers and Distribution

The customers of our Industrial Specialties segment operate primarily in the construction, commercial, defense, energy and medical device industries. Given the niche nature of many of our products, the Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airgas, Hanover, Universal Compression, BPAmoco, ExxonMobil, Owens Corning, Knauf, Medtronic, Dow, Certainteed, Praxair and Air Liquide.

Manufacturing

Industrial Specialties employs various manufacturing processes including CNC machining and stamping, fluting, forging, coating, cold heading and forming, laminating and splitting, and deep-draw stamping that require high tonnage presses. Norris uses a hot billet pierce process to produce a seamless steel cylinder with integral bottom and sides for high-pressure applications in accordance with DOT 3AA and other international specifications. In addition, Norris provides service in massing operations of acetylene cylinders where we produce monolithic porous filler for use per DOT 8/TC 8WM or DOT 8AL/TC 8WAM specifications. Precision Tool Company manufactures millions of precision tools every year. The process includes CNC high-speed, high-precision grinding, turning and milling. Lamons utilizes a complete assortment of world class gasket fabricating technologies including laser cutting for metal products and water jet cutting for certain non-metallic gaskets. In addition, Lamons has a full range of CNC machining capabilities to fabricate API ring joint gaskets and Kammpro gaskets to a maximum diameter of 70 inches. Lamons also owns and continues to develop proprietary equipment to manufacture spiral wound and heat exchanger gaskets.

Competition

This segment's primary competitors include Garlock (EnPro) and Flexitallic in gaskets; Texsteam, Williams Pumps and Continental Engine Line in engines; Harsco and Worthington in cylinders; 3M, MACtac, Venture and Scapa in pressure sensitive tapes; Johns Manville in asphalt coated paper; Lamtec in vapor retarders; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. This segment's companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty and supplement low-cost, know-how based manufacturing skills in each business' overall competitive advantage equation.

Fastening Systems

Fastening Systems manufactures a wide range of engineered fasteners utilized primarily by the aerospace and automotive industries. Monogram Aerospace Fasteners and Fittings Products, LLC comprise Fastening Systems.

In the fourth quarter 2005, we reached a decision to sell our industrial fasteners business, and this business is reported as discontinued operations and assets held for sale in this annual report included on Form 10-K.

In 2003, we acquired the automotive fasteners manufacturing business from Metaldyne, "Fittings." The Fittings acquisition augmented the manufacturing and commercial reach of the fastening systems segment by adding world-class manufacturing capabilities, engineering skills and additional product offerings through its Livonia, Michigan facility.

Monogram is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial and military aircraft construction and assembly. Monogram currently has 20 active patents worldwide. Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok® and Composi-Lok®II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

Fittings manufactures tube nuts and fittings for its customers in the automotive industry at its Livonia, Michigan facility.

Growth Opportunities

Both of the Fastening Systems businesses have significant opportunities to grow through new product introductions at Monogram and increased focus on supplying more value-added products through Fittings.

•	New Product Introductions at Monogram. Monogram has a history of developing new products and applications in its marketplace. For instance, Monogram developed the OSI-Bolt® fastener, the first aerospace blind fastener approved to replace traditional two piece fasteners in certain applications on the primary aircraft structure. The company continues to have success with new product introductions. Monogram is working with current customers on the rollout of application specific fasteners including the Ti-OSITM and the next generation Composi-Lok® which offers a flush break control, eliminating the need for the customer to perform a costly shaving/trimming operation. The strategy of offering a variety of custom engineered variants has been very well received by Monogram’s customer base and is increasing the company’s share of custom-engineered purchases.

Marketing, Customers and Distribution

Monogram's aerospace fasteners and Fittings' automotive fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products. Fittings sells its products to distributors and manufacturers in automotive markets.

Customers of the Fastening Systems segment include Airbus, Boeing, Stork-Fokker, Honeywell, ITT/Cooper, TI Automotive and Martin Rea.

Manufacturing

Monogram manufactures and assembles highly-engineered specialty fasteners for the domestic and international aerospace industry in its Commerce, California facility. Fittings manufactures tube nuts and fittings for the automotive industry in its Livonia, Michigan facility.

Competition

This segment's primary competitors include H&L (Chicago Rivet) in tube nuts and fittings; and TAF (Textron) and Fairchild Fasteners (Alcoa) in aerospace fasteners. We believe that Monogram is a leader in the blind bolt market having in excess of 50% of the market in all blind fastener product categories in which they compete.

Materials and Supply Arrangements

We are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers.

TriMas and Metaldyne Corporation (‘‘Metaldyne’’), our former parent corporation, have agreed to cooperate in mutual sourcing agreements for certain natural gas energy requirements which should continue to provide benefits to both parties. Our electricity requirements are managed on a regional basis utilizing competition where deregulation is prevalent.

Steel is purchased primarily from steel mills and service centers with pricing contracts in the three to six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. We have experienced significant increases in steel pricing during 2005, as well as disruptions in supply, although pricing increases and overall price levels abated somewhat in 2005. If steel pricing increases or issues with steel availability were to recur in future years we could be exposed to reduced operating profit margins depending on market conditions and customer price recovery. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. For most polyethylene purchases, we will negotiate the effective date of any upward pricing (usually 60 days). While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced, and we believe will continue to experience, sharp increases in the costs of these raw materials.

Employees and Labor Relations

As of December 31, 2005, we employed approximately 4,800 people, of which approximately 18% were unionized and approximately 20% were located outside the United States. We currently have union contracts covering 13 facilities worldwide, 9 of which are in the United States. Three of the nine contracts in the United States are scheduled to expire in 2006 but have not yet been renewed. Employee relations have generally been satisfactory. We cannot predict the impact of any further unionization of our workplace.

Seasonality; Backlog

Sales of towing and trailer products within Cequent are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business.

Environmental Matters

Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. We have been named as a potentially responsible party under CERCLA, the federal Superfund law, or similar state laws at several sites requiring cleanup. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for these sites over a number of years, a portion of which has been covered by insurance. See Item 3, ‘‘Legal Proceedings’’ below. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions for which we have provided environmental indemnities to the lessors.

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

Intangibles and Other Assets

Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $255.2 million at December 31, 2005, net of accumulated amortization. We utilized an independent valuation firm to assist us in valuing our intangible assets in connection with the acquisition of such intangible assets. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

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

Trademarks and Trade Names — Each of our operating groups designs and manufactures products for niche markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland The Pro's Brand®, Fulton®, Wesbar®, LEP™, Visu-Lok®, ViseGrip® and FlexSpout®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

Technology — We hold a number of United States and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies, particularly within Rieke Packaging Systems, Fastening Systems and Cequent Transportation Accessories. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from one to thirty years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of twenty years in the United States. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

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

International Operations

Approximately 17.2% of our net sales for the fiscal year ended December 31, 2005 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through acquisitions. In addition, approximately 21.3% of our operating net assets as of December 31, 2005 were located outside of the United States. We operate manufacturing facilities in Australia, Canada, China, the United Kingdom (U.K.), Italy, Germany and Mexico. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories, roof rack systems and other accessories for the caravan market, with approximately 280 employees. Our Canadian operations, with approximately 240 employees, include the production and distribution of towing products through Cequent, distribution of closures and dispensing products through Rieke's U.S. operations, and the manufacturing and distribution of gaskets produced in one gasket facility within the Industrial Specialties segment. Rieke’s China operations produce consumer dispensing products and also manufactures spiral-wound gaskets for Lamons Gasket customers in one facility with approximately 250 employees. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 60 employees. Englass produces specialty sprayers, pumps and related products in one facility in the U.K. TOV, a manufacturer of specialty steel industrial container closures, operates in one location in Italy with approximately 100 employees. In Germany, Stolz has one facility that manufactures a wide variety of closures for industrial packaging markets with approximately 60 employees. In Juarez, Mexico, we manufacture Cequent's electrical products and accessories, as well as metal fabrication, with approximately 260 employees. Additionally, Rieke's Mexico City operations produce plastic drum closures and dispensing products in one factory, with approximately 110 employees. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, ‘‘Segment Information,’’ to the audited financial statements for the years ended December 31, 2005, 2004 and 2003 included in this report.

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

Item 1A.    Risk Factors

You should carefully consider each of the risks described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect other companies, such as overall U.S. and non-U.S. economic and industry conditions, including global economic events, geopolitical events, changes in laws or accounting rules, fluctuations in interest rates and currency exchange rates, terrorism, other international conflicts, natural disasters or other disruptions of unexpected economic/business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial may also impact our business operations, financial results and liquidity.

We have a history of net losses.

We incurred net losses of $45.9 million, $2.2 million and $30.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These losses principally resulted from the high interest expense associated with our highly leveraged capital structure. Non-cash expenses such as depreciation and amortization of intangible assets and asset impairments also contributed to our net losses. Net losses may continue in the future.

Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such we are subject to the loss of sales and margin due to an economic downturn or recession.

Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and global economies. Some of the industries that we serve are highly cyclical, such as the automotive, construction, industrial equipment, energy, aerospace and electrical equipment industries. We may experience a reduction in sales and margins as a result of a downturn in economic conditions. Lower demand may also negatively affect our capacity utilization, which may further reduce our operating margins.

Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins.

Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality, price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. As is the case with any U.S. manufacturer, we also face the risk of lower cost foreign manufacturers located in China and elsewhere in Southeast Asia competing in the markets for our products and we may be driven as a consequence of this competition to increase our investment overseas. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.

Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, polyethylene and other resins and energy. When we experience cost increases for raw materials, energy and other commodities, it may be difficult for us to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations and our customers' resistance to accepting such price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

Historically, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected.

One of our principal growth strategies is to pursue strategic acquisition opportunities. A substantial portion of our historical growth has derived from acquisitions. Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

We may be unable to successfully implement our growth strategies. Our ability to realize our growth opportunities, apart from acquisitions and related cost savings, may be limited.

We have identified many growth opportunities, involving new product development, cross-selling, product bundling, cost reduction measures and similar organic growth opportunities. However, our businesses operate in relatively stable industries and it may be difficult to successfully pursue these strategies and realize material benefits therefrom. Even if we are successful, other risks attendant to our businesses and the economy generally may substantially or entirely eliminate the benefits. While we have been successful with some of these strategies in the past, our growth has principally come through acquisitions.

Our products are typically highly engineered or customer-driven and we are subject to risks associated with changing technology and manufacturing techniques which could place us at a competitive disadvantage.

We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success depends on our ability to continue to meet our customers' changing specifications with respect to these criteria. We anticipate that we must remain committed to product research and development, advanced manufacturing techniques and service to remain competitive. We may be unable to address technological advances, implement new and more cost-effective manufacturing techniques, or introduce new or improved products, whether in existing or new markets, so as to remain competitive within our businesses or to grow our businesses as desired. Furthermore, we may be unable to adequately protect our own technological developments to produce a sustainable competitive advantage.

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future, will provide a meaningful competitive advantage. Our patents or pending applications may be challenged, invalidated or circumvented by competitors or rights granted thereunder may not provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer, or re-brand certain products or packaging. Further, we may incur costs in terms of legal fees and expenses, whether or not the claim is valid, to respond to intellectual property infringement claims. These or other liabilities or claims may increase or otherwise have a material adverse effect on our financial condition and future results of operations.

We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us.

We are subject to a variety of litigation incidental to our businesses, including claims for damages arising out of use of our products, claims relating to intellectual property matters and claims involving employment matters and commercial disputes. In addition, one of our Industrial Specialties segment subsidiaries is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. Resolution of these litigation matters may divert our management's attention and we may incur significant litigation costs in defending these matters and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses.

Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

We are subject to federal, state, local and foreign environmental laws and regulations which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We may be legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. We have been named as potentially responsible parties under the federal Superfund law or similar state laws in several sites requiring cleanup related to disposal of wastes we generated. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. See "Business—Legal Proceedings" for a discussion of these matters. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property. Additional sites may be identified at which we are a potentially responsible party under the federal Superfund law or similar state laws. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. There can be no assurance that we have been or will be at all times in substantial compliance with environmental health and safety laws. Failure to comply with any of these laws could result in civil, criminal, monetary and non-monetary penalties and damage to our reputation.

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2005, we have approximately $727.7 million of outstanding debt and approximately $349.3 million of shareholders' equity. Approximately 40% of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2005 were approximately $73.4 million and based on amounts outstanding as of December 31, 2005 a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $2.9 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

•	our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors and make us more vulnerable in the event of a downturn in general economic conditions or in any of our businesses;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•	our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts, general corporate or other purposes may be impaired;

•	a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for other purposes, including our operations, capital expenditures, future business opportunities or obligations to pay rent in respect of our operating leases; and

•	our operations are restricted by our debt instruments, which contain material financial and operating covenants, and those restrictions may limit, among other things, our ability to borrow money in the future for working capital, capital expenditures, acquisitions, rent expense or other purposes.

Our ability to service our debt and other obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute our business strategies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity.

Our credit facility and the indenture governlng our senior subordinated notes contain covenants that restrict our ability to:

•	pay dividends or redeem or repurchase capital stock;

•	incur additional indebtedness and grant liens;

•	make acquisitions and joint venture investments;

•	sell assets; and

•	make capital expenditures.

Our credit facility also requires us to comply with financial covenants relating to, among other things, interest coverage and leverage. Our accounts receivable facility contains covenants similar to those in our credit facility and includes additional requirements regarding our receivables. We may not be able to satisfy these covenants in the future or be able to pursue our strategies within the constraints of these covenants. Substantially all of our assets and the assets of our domestic subsidiaries (other than our special purpose receivables subsidiary) are pledged as collateral pursuant to the terms of our credit facility. A breach of a covenant contained in our debt instruments could result in an event of default under one or more of our debt instruments, our accounts receivable facility and our lease financing arrangements. Such breaches would permit the lenders under our credit facility to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. In addition, such breach may cause a termination of our accounts receivable facility. Each of these circumstances could materially and adversely impair our liquidity.

We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.

We lease many of our manufacturing facilities and certain capital equipment. Our annualized rental expense under these operating leases approximates $17.2 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

At December 31, 2005 our goodwill and intangible assets were approximately $900.0 million, and represented approximately 63.0% of our total assets. Our net loss of $45.9 million for the year ended December 31, 2005 included a charge of $41.6 million, net of income tax benefit of $28.7 million, for impairment of property and equipment and intangible assets related to our industrial fasteners business which is held for sale and is reported as discontinued operations. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

We may be subject to further unionization and work stoppages at our facilities or our customers may be subjected to work stoppages, which could seriously impact the profitability of our business.

As of December 31, 2005, approximately 18% of our work force was unionized under several different unions and bargaining agreements. If our unionized workers or those of our customers or suppliers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included. In addition, organizations responsible for shipping our customers' products may be impacted by occasional strikes or other activity. Any interruption in the delivery of our customers' products could reduce demand for our products and could have a material adverse effect on us.

Our healthcare costs for active employees and future retirees may exceed our projections and may negatively affect our financial results.

We maintain a range of healthcare benefits for our active employees and a limited number of retired employees pursuant to labor contracts and otherwise. Healthcare benefits for active employees and certain retirees are provided through comprehensive hospital, surgical and major medical benefit provisions or through health maintenance organizations, all of which are subject to various cost-sharing features. Some of these benefits are provided for in fixed amounts negotiated in labor contracts with the respective unions. If our costs under our benefit programs for active employees and retirees exceed our projections, our business and financial results could be materially adversely affected. Additionally, foreign competitors and many domestic competitors provide fewer benefits to their employees and retirees, and this difference in cost could adversely impact our competitive position.

A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results and impact our ability to service debt.

Approximately 17.2% of our net sales for the fiscal year ended December 31, 2005 were derived from sales by our subsidiaries located outside of the United States. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, and foreign manufacturing are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2006 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland Industrial Partners (‘‘Heartland’’) and subsequently amended in March 2004 extending the term to January 2010. See Item 13, ‘‘Certain Relationships and Related Party Transactions.’’ Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

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
Indiana:
    Albion(3)
    Goshen(1)
    South Bend(1)
Michigan:
    Tekonsha(1)
    Plymouth(1)
Pennsylvania:
    Sheffield(3)
Wisconsin:
    Mosinee(1)
    Schofield
Ohio:
    Solon(1)

International:
Australia:
    Dandenmong, Victoria
    Regents Park,
        New South Wales(1)
Wakerley,
    Queensland(1)
Canada:
    Huntsville, Ontario
    Oakville, Ontario
Mexico:
    Juarez(1)
Reynosa	United States:
California:
    Riverbank(2)
    Vernon
Massachusetts:
    Plymouth(1)
Michigan:
    Warren(1)
New Jersey:
    Edison(1)
    Hackettstown(1)
Oklahoma:
    Tulsa
Texas:
    Houston(1)
    Longview

International:
Canada:
    Sarnia, Ontario(1)
China:
		Hangzhou(1)	United States: California: Commerce(1) Illinois: Wood Dale(1)(4) Indiana: Frankfort(1)(4) Michigan: Livonia(1) Ohio: Lakewood(4)

(1)	Represents a leased facility. All such leases are operating leases.

(2)	Owned by the U.S. Government and operated by our NI Industries business under a facility maintenance contract.

(3)	Represents facility closed in 2005 and held for sale. The Albion facility was sold in March 2006.

(4)	Represents facilities previously included in our Fastening Systems segment currently held for sale and classified as discontinued operations.

During 2002, we have entered into sale-leaseback transactions with respect to nine real properties in the United States and Canada. During 2004, one sale-leaseback transaction was terminated. In general, pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to a purchaser and, in turn, entered into separate leases with the purchaser having a 20-year basic lease term plus two separate ten-year renewal options. The renewal option must be exercised with respect to all, and not less than all, of the property locations.

During 2003, the Company has entered into additional sale-leaseback transactions with respect to three real properties in the United States. The term of these leases is 15 years, with the right to extend. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases.

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

As of February 28, 2006, we were a party to approximately 1,609 pending cases involving an aggregate of approximately 19,952 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos related litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage in place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos related claims when the primary insurance is exhausted. The coverage in place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos-related defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, we believe that the relief sought (when specified) does not bear a reasonable relationship to our potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No trading market for the Company's common stock exists. We did not pay dividends in 2004 or 2005. Our current policy is to retain earnings to repay debt and finance our operations and acquisition strategies. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under Item 7, ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and Note 13 to the Company's financial statements captioned ‘‘Long-term Debt,’’ included in Item 8 of this report.

As of April 3, 2006, there were 9 holders of record of our common stock.

Please see Item 12, ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters’’ for securities authorized for issuance under equity compensation plans.

Item 6.    Selected Financial Data

The following table sets forth our selected historical financial data for the five years ended December 31, 2005. In reviewing the following information, it should be noted that on June 6, 2002, Metaldyne issued approximately 66% of our then fully diluted common equity to an investor group led by Heartland. We did not establish a new basis of accounting as a result of this common equity issuance due to the continuing contractual control by Heartland. Our combined financial information for the periods prior to June 6, 2002 includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributed to us, which are deemed by management to be reasonable but are not necessarily reflective of the costs which we thereafter incurred or may incur on an ongoing basis. Prior to June 6, 2002, we were wholly-owned by Metaldyne.

In 2003, we acquired three significant businesses: (1) HammerBlow Acquisition Corp. on January 30, 2003, (2) Highland Group Corporation on February 21, 2003 and (3) an automotive manufacturing business from Metaldyne, which we refer to as the Fittings acquisition, on May 9, 2003. The historical financial information for 2003 includes the results of the HammerBlow and Highland businesses subsequent to the date of their acquisition. The Fittings acquisition was accounted for as a reorganization of entities under common control because of Heartland’s interests in Metaldyne and us. As a result, historical periods have been revised to include the effects of the Fittings acquisition as if Fittings had been owned by us for all periods presented. The following data should be read in conjunction with Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our audited financial statements included elsewhere in this report.

	For the Year Ended December 31,
(in thousands except per share data)	2005	2004	2003	2002	2001

Statement of Operations Data:
Net sales	$1,010,120	$939,680	$812,430	$650,240	$641,700
Gross profit	247,410	257,310	227,820	188,800	182,890
Operating profit	$84,100	$88,690	$49,570	$73,010	$68,550
Income (loss) from continuing operations	$880	$14,010	$(18,080)	$4,950	$(10,090)
Loss from discontinued operations, net of income tax benefit	$(46,340)	$(16,200)	$(12,850)	$(39,710)	$(1,080)
Net loss (1)	$(45,880)	$(2,190)	$(30,930)	$(34,760)	$(11,170)
Earnings (loss) Per Share Data – Basic and Diluted:
Continuing operations	$0.04	$0.70	$(0.90)
Discontinued operations, net of income tax benefit	(2.31)	(0.81)	(0.64)
Cumulative effect of change in accounting principle, net of income tax benefit	(0.02)	—	—
Net loss per share	$(2.29)	$(0.11)	$(1.54)
Weighted average shares	20,010,000	20,010,000	20,047,090
Other Financial Data from Continuing Operations:
Depreciation and amortization	$37,120	$36,200	$43,530	$33,150	$50,190
Capital expenditures	20,340	36,330	25,400	31,180	14,510
Statement of Cash Flows Data from continuing and discontinued operations:
Cash flow provided by (used for):
Operating activities	$29,890	$42,620	$41,360	$(22,000)	$78,710
Investing activities	(16,640)	(46,840)	(161,280)	(39,090)	(13,020)
Financing activities	(12,610)	530	26,260	157,750	(68,970)
Selected Balance Sheet Data:
Total assets	$1,428,510	$1,522,200	$1,500,030	$1,426,060	$1,281,600
Total debt	727,680	738,020	735,980	696,180	440,760
Goodwill and other intangibles	900,000	925,280	938,550	751,800	806,870

(1)	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), ‘‘Goodwill and Other Intangible Assets,’’ and discontinued amortization of goodwill. We completed the transitional test for impairment of goodwill in the second quarter of 2002, which resulted in a non-cash after-tax charge of $36.6 million related to our industrial fasteners business which is presented as discontinued operations. Net income (loss) would have increased by approximately $13.6 million for the period ended December 31, 2001, if goodwill amortization was excluded.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations covers periods subsequent to our separation from Metaldyne and the HammerBlow, Highland and Fittings acquisitions. In addition, the statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading ‘‘Forward Looking Statements,’’ at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with Item 8. "Financial Statements and Supplementary Data."

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

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw materials purchases are for steel, polyethylene and other resins. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also initiated pricing programs to pass increased steel and resin costs to customers, although we experienced a delay in our ability to implement price increases and recover fully such increased costs. Although steel price increases and disruptions in supply have abated in 2005, we will continue to take actions as necessary to manage risks associated with increasing steel costs. However, we may experience recurring steel price increases or disruptions in supply in the future and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our June 2002 Recapitalization and Separation from Metaldyne.    On June 6, 2002, we undertook a recapitalization that resulted in our separation from Metaldyne. Heartland and other investors invested approximately $265.0 million in us and acquired approximately 66% of our fully diluted common stock. Metaldyne retained or received approximately 34% of our fully diluted common stock. As part of this recapitalization: (1) we entered into a credit facility that then consisted of a $150.0 million revolving credit facility and a $260.0 million term loan facility; (2) we entered into a $125.0 million receivables securitization facility, and; (3) we issued approximately $352.8 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2012. We used the proceeds from these financings to pay a cash dividend to Metaldyne that had been declared immediately prior to the recapitalization and to repay our obligations in respect of Metaldyne financing arrangements. In total, we declared and paid a cash dividend to Metaldyne equal to $840.0 million, less the aggregate amount of such debt repayment and receivables repurchase.

Refer to Note 13, ‘‘Long-term Debt,’’ in the notes to financial statements for information on our current credit facility terms, and Item 13, ‘‘Certain Relationships and Related Transactions’’ for additional information concerning the June 2002 transactions.

Our Recent Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions: Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003, and Bargman in January 2004.

On January 30, 2003, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of HammerBlow Acquisition Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America, for a purchase price of approximately $145.2 million. Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004.

On February 21, 2003, within our Cequent Transportation Accessories segment, we acquired all of the capital stock of Highland Group Corporation, a manufacturer of cargo management and vehicle protection products, for a purchase price of approximately $73.5 million.

On May 9, 2003, within our Fastening Systems segment, we acquired an automotive fasteners manufacturing business from Metaldyne, a related party, for approximately $22.7 million on a debt-free basis (the ‘‘Fittings Acquisition’’). In connection with the Fittings Acquisition, we agreed to sublease Metaldyne’s Livonia, Michigan facility, at which the acquired business was and is located. Because we and Metaldyne are under the common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets or liabilities of the Fittings business. Our reported results for prior periods have been revised to include the financial results of the Fittings business, including the allocation of certain charges to the Fittings business. Examples of such allocations include amounts charged or allocated by Metaldyne for corporate-level services and interest expense attributable to Fittings. See Item 13. ‘‘Certain Relationships and Related Transactions.’’

Recent and Anticipated Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs were essentially completed as of December 31, 2004. In addition to these major projects, there are also a series of other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions, some of which were extended in 2005 in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for 2005, 2004 and 2003 were approximately $2.6 million, $8.0 million and $9.5 million, respectively. We believe all of these costs were warranted by the anticipated future benefits of these actions. In 2004, we completed the establishment of our stand-alone corporate office. With the expiration on December 31, 2003 of the shared services agreement between Metaldyne and us, we now handle internally the legal, tax, benefit administration and environmental, health and safety services formerly provided by Metaldyne. We have hired an internal audit director, a tax director, a director of environmental, health and safety and established a stand-alone human resources compensation and benefits function.

The key elements and status of our consolidation, integration and other cost-savings programs are summarized below:

Cequent Transportation Accessories:

•	In 2002, our electrical products manufacturing plant in Indiana was closed and consolidated into an existing lower cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002, two towing products manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single manufacturing and master warehouse facility in Goshen, Indiana. We finalized these actions, including receipt of proceeds from real estate disposals of the closed facilities, during 2003.

•	In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. We began consolidating the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and completed this action in the third quarter of 2004.

•	In first quarter 2004, we opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. We completed the consolidation of distribution activities in South Bend during the fourth quarter of 2004. Also, in May 2004 we announced our decision to cease manufacturing in Oakville, Ontario, and consolidated distribution activities for all Canadian customers in that location. The manufacturing operations were consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, and we completed consolidation of the distribution activities for all Canadian customers during the second quarter of 2005.

•	In the second quarter of 2005, Cequent implemented an initiative to further rationalize back office engineering, marketing and general administrative support personnel at certain of its locations. This action resulted in the elimination of 30 positions as of June 30, 2005. The associated severance costs have been fully paid as of September 30, 2005.

•	In fourth quarter 2005, Cequent completed the integration of its Elkhart, Indiana plastics operation into our Goshen, Indiana facility and relocated our Albion, Indiana wiring operation to our facilities into Reynosa, Mexico. We also closed our Sheffield, Pennsylvania distribution/manufacturing facility and consolidated distribution activities in our South Bend, Indiana distribution center and outsourced the manufacturing activities.

Industrial Specialties:

•	In 2003, we began to consolidate two Compac facilities that manufacture pressure-sensitive tape and insulation products into a single facility, and we have initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We completed these actions during the fourth quarter of 2004.

Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are expected to continue and will be driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	it does not reflect our cash expenditures for capital equipment or other contractual commitments;

•	although depreciation, amortization and asset impairment charges and write-offs are non-cash charges, the assets being depreciated, amortized or written-off may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for such replacements;

•	it does not reflect changes in, or cash requirements for, our working capital needs;

•	it does not reflect the interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•	it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in Item 7. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations;" and

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as a comparative measure.

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

The following is a reconciliation of our Adjusted EBITDA to net loss and cash flows from operating activities for the three years ended December 31, 2005:

	For the Year Ended December 31,
(in thousands)	2005	2004	2003
Net loss	$(45,880)	$(2,190)	$(30,930)
Income tax benefit	(30,560)	(4,290)	(5,590)
Interest expense	75,510	67,650	64,780
Legacy stock award expense	—	—	4,830
Loss on sale-leaseback of property and equipment(1)	—	—	18,200
Impairment of assets	73,220	10,650	7,600
Write-off of deferred equity offering costs	—	1,140	—
Depreciation and amortization	41,140	44,510	54,850
Adjusted EBITDA (1)	113,430	117,470	113,740
Interest paid	(70,550)	(61,650)	(61,710)
Taxes paid	(12,630)	(10,220)	(8,500)
Legacy stock award expense paid	—	(5,400)	(4,560)
Loss on dispositions of plant and equipment	300	790	1,910
Payments to Metaldyne to fund contractual liabilities	(2,900)	(4,610)	(6,370)
Receivables securitization, net	(9,580)	47,960	—
Net change in working capital	11,820	(41,720)	6,850
Cash flows provided by operating activities	$29,890	$42,620	$41,360

(1)	These sale-leaseback transactions were of a financing nature and the proceeds were used to reduce indebtedness. The lease transactions are accounted for as operating leases. For the years ended December 31, 2005 and 2004, Adjusted EBITDA was lower by $10.1 million in each year, for lease payments related to property and equipment that was sold and leased back during 2003. If such leases had been in effect for a full year, such lease payments would have resulted in an additional $4.0 million in lease expense in 2003.

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would eliminate in evaluating the quality of our Adjusted EBITDA:

	For the Year Ended December 31,
	2005	2004	2003
(in thousands)
Facility and business consolidation costs (a)	$200	$280	$—
Business unit restructuring costs (b)	1,130	6,250	2,650
Acquisition integration costs (c)	1,290	1,510	6,810
	$2,620	$8,040	$9,460

(a)	Includes employee training, severance and relocation costs, equipment relocation and plant rearrangement costs associated with facility and business consolidations.

(b)	Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)	Includes equipment relocation and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations. Also includes a non-cash expense of $4.0 million for the year ended December 31, 2003 that did not recur, associated with the step-up in basis of inventory acquired in connection with the acquisitions of HammerBlow and Highland.

Segment Information and Supplemental Analysis

The following table summarizes financial information for our four current operating segments:

	For the Year Ended December 31,
($ in thousands)	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales	2003	As a Percentage of Net Sales
Net Sales:
Rieke Packaging Systems	$134,000	13.3%	$129,220	13.8%	$119,100	14.6%
Cequent Transportation Accessories	515,230	51.0%	511,300	54.4%	427,410	52.6%
Industrial Specialties	298,160	29.5%	248,680	26.5%	217,890	26.8%
Fastening Systems	62,730	6.2%	50,480	5.4%	48,030	5.9%
Total	$1,010,120	100.0%	$939,680	100.0%	$812,430	100.0%
Gross Profit:
Rieke Packaging Systems	$46,590	34.8%	$47,760	37.0%	$44,160	37.1%
Cequent Transportation Accessories	109,510	21.3%	134,550	26.3%	113,800	26.6%
Industrial Specialties	68,810	23.1%	59,520	23.9%	54,460	25.0%
Fastening Systems	22,520	35.9%	15,550	30.8%	15,400	32.1%
Allocated / Corporate expenses	(20)	N/A	(70)	N/A	—	N/A
Total	$247,410	24.5%	$257,310	27.4%	$227,820	28.0%
Selling, General and Administrative:
Rieke Packaging Systems	$17,520	13.1%	$17,330	13.4%	$17,670	14.8%
Cequent Transportation Accessories	77,150	15.0%	81,980	16.0%	73,730	17.3%
Industrial Specialties	36,150	12.1%	37,030	14.9%	33,300	15.3%
Fastening Systems	6,820	10.9%	6,620	13.1%	7,870	16.4%
Allocated / Corporate expenses	22,020	N/A	21,930	N/A	25,890	N/A
Total	$159,660	15.8%	$164,890	17.5%	$158,460	19.5%
Loss (Gain) on Dispositions of Property and Equipment:
Rieke Packaging Systems	$100	0.1%	$460	0.4%	$1,190	1.0%
Cequent Transportation Accessories	500	0.1%	850	0.2%	2,700	0.6%
Industrial Specialties	30	0.0%	20	0.0%	6,100	2.8%
Fastening Systems	60	0.1%	20	0.0%	2,710	5.6%
Corporate	—	N/A	—	N/A	(510)	N/A
Total	$690	0.1%	$1,350	0.1%	$12,190	1.5%
Impairment of Assets and Goodwill:
Rieke Packaging Systems	$—	0.0%	$—	0.0%	$—	0.0%
Cequent Transportation Accessories	2,960	0.6%	100	0.0%	—	0.0%
Industrial Specialties	—	0.0%	2,280	0.9%	7,600	3.5%
Fastening Systems	—	0.0%	—	0.0%	—	0.0%
Corporate	—	N/A	—	N/A	—	N/A
Total	$2,960	0.3%	$2,380	0.3%	$7,600	0.9%
Operating Profit:
Rieke Packaging Systems	$28,980	21.6%	$29,970	23.2%	$25,300	21.2%
Cequent Transportation Accessories	28,900	5.6%	51,610	10.1%	37,370	8.7%
Industrial Specialties	32,630	10.9%	20,200	8.1%	7,460	3.4%
Fastening Systems	15,630	24.9%	8,910	17.7%	4,820	10.0%
Allocated / Corporate expenses	(22,040)	N/A	(22,000)	N/A	(25,380)	N/A
Total	$84,100	8.3%	$88,690	9.4%	$49,570	6.1%
Capital Expenditures:
Rieke Packaging Systems	$8,470	6.3%	$14,740	11.4%	$11,280	9.5%
Cequent Transportation Accessories	7,390	1.4%	12,830	2.5%	7,390	1.7%
Industrial Specialties	3,180	1.1%	5,730	2.3%	5,580	2.6%
Fastening Systems	1,230	1.9%	2,750	5.4%	910	1.9%
Corporate	70	N/A	280	N/A	240	N/A
Total	$20,340	2.0%	$36,330	3.9%	$25,400	3.1%

Results of Operations

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The principal factors impacting us during the year ended December 31, 2005 compared with the year ended December 31, 2004 were:

•	a stronger industrial economy in 2005 which impacted end user demand across our Industrial Specialties and Rieke Packaging Systems business segments;

•	the impact of significant competitive pricing pressures in the towing products business of our Cequent Transportation Accessories business segment, most notably in our retail market channel, and;

•	the impact of higher material costs and availability of some commodities, notably certain types of steel, and polyethylene and polypropylene resins.

Overall, net sales increased $70.4 million, or approximately 7.5%, in 2005 as compared with 2004. Of this increase, approximately $47.4 million is attributed to organic growth and approximately $6.0 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. In addition, we estimate that approximately $17 million of additional sales in 2005 was the result of recovery of steel cost increases that were passed through to customers. Rieke’s net sales increased $4.8 million, or approximately 3.7%, in 2005 as compared with 2004 due to new product sales, the favorable effects of currency exchange and partial recovery of increased steel costs, offset in part by slightly lower sales of core products such as rings, closures and plastic plugs. Cequent’s net sales increased $3.9 million, or approximately 0.8%, in 2005 as compared with 2004. After consideration of the favorable effects of currency exchange on sales of $5.1 million and the beneficial impact of steel cost increases recovered from customers of approximately $14 million, sales decreased between years approximately $15.2 million. Net sales within our Industrial Specialties segment increased $49.5 million, or 19.9%, in 2005 as compared with 2004 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably within our Industrial Cylinder business. Net sales within our Fastening Systems segment increased $12.3 million, or 24.3%, in 2005 as compared with 2004 due primarily to the increase in sales of this segment’s aerospace fasteners.

Gross profit margins (gross profit as a percentage of sales) approximated 24.5% and 27.4% in 2005 and 2004, respectively. Most notably, Cequent's gross profit margin declined from approximately 26.3% in 2004 to approximately 21.3% in 2005 due principally to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Rieke's gross profit margin declined from 37.0% in 2004 to 34.8% in 2005. The decline in gross profit margins is due principally to the impact of resin cost increases, steel cost recovery issues related to certain products in Europe and other cost increases not able to be fully recovered from customers. Gross profit within Industrial Specialties increased $9.3 million to $68.8 million in 2005 compared to $59.5 million in 2004 due to higher sales levels. However, gross profit as a percent of sales declined to 23.1% in 2005 from 23.9% in 2004 primarily as a result of steel cost increases incurred not able to be recovered from customers and increases in non-steel material costs including foil, yarn, asphalt and other oil-based products, which further eroded material margins. Within Fastening Systems, gross profit margins improved from approximately 30.8% in 2004 to approximately 35.9% in 2005. This improvement is due to increased sales of higher margin aerospace fasteners, and improved material margins on non-steel related items.

Operating profit margins (operating profit as a percentage of sales) approximated 8.3% and 9.4% for the years ended December 31, 2005 and 2004, respectively. The decline in operating profit margins is due principally to Cequent. Within Cequent, operating profit decreased $22.7 million in 2005 compared to 2004 as this business segment in spite of reducing variable selling and other fixed costs approximately $4.2 million during 2005 had lower sales levels and overall lower gross profits due to inability to recover material cost increases from customers. Operating profit margins at Rieke decreased to 21.6% in 2005 from 23.2% in 2004 as Rieke experienced increased steel, resin and other material cost increases which it was not able to fully recover from its customers. Within the Industrial Specialties segment, operating profit increased $12.4 million from $20.2 million in 2004 to $32.6 million in 2005 as businesses in this segment benefited from significantly increased sales levels between years. Also, in the first half of 2004, Compac incurred higher costs and operational inefficiencies associated with the consolidation of its manufacturing activities into its new Hackettstown, New Jersey facility which was completed during the fourth quarter 2004. Within Fastening Systems, operating profit improved approximately $6.7 million from $8.9 million in 2004 to $15.6 million in 2005 as this segment benefited from significantly higher sales with only a nominal increase in related selling and other fixed costs.

Rieke Packaging Systems.    Net sales increased $4.8 million, or approximately 3.7%, to $134.0 million in 2005 compared to $129.2 million in 2004. Of this amount, $9.8 million relates to increased sales of new specialty dispensing products, $0.5 million is due to the favorable impact of foreign currency exchange as a result of a weaker U.S. dollar. These increases were in part offset by an approximate $4.7 million decrease in sales of core products, including industrial closures, rings and levers, compared to the year-ago period.

Rieke's gross profit margins declined to approximately 34.8% during 2005 from 37.0% in 2004, and gross profit earned declined $1.2 million between years. The beneficial impact of higher sales levels and favorable impact of currency exchange were more than offset by increased resin, steel and other materials cost increases not able to be recovered from customers and higher energy costs, resulting in the decrease in gross profit margins between years.

Rieke's selling, general and administrative costs were $17.5 million or 13.1% of sales in 2005 compared to $17.3 million or 13.4% of sales in the prior year, as costs associated with launch and sales ramp-up activities related to specialty pump dispensing products for consumer applications approximately offset costs incurred in the first half 2004 related to employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility.

Overall, Rieke's operating profit margins declined to approximately 21.6% in 2005 as compared to 23.2% in 2004. The impact of increased sales levels between years, the favorable effect of stronger foreign currencies on results reported in U.S. dollars, and certain employee-related and other regulatory health and safety costs that did not recur in 2005 were more than offset by increased resin, steel and other material cost increases not able to be fully recovered from customers. Operating margins were further impacted by increased costs associated with the launch of new specialty dispensing products.

Cequent Transportation Accessories.    Net sales increased $3.9 million, or slightly less than 1.0%, to $515.2 million in 2005 from $511.3 million in 2004. After consideration of the favorable impacts of currency exchange of $5.1 million and steel cost increases recovered from customers of approximately $14 million, net sales decreased approximately $15.2 million between years. This decrease is due to lower market demand compared to the year-ago period and the impact of customer inventory adjustments, primarily within our towing and trailer products business units, as well as significant price competition in all market channels, but especially retail due to increasing competition from off-shore locations.

Cequent's gross profit decreased $25.1 million to $109.5 million, or 21.3% of net sales in 2005, from $134.6 million or 26.3% of net sales in 2004. Of this decline in gross profit, we estimate approximately $34.5 million is attributed to a decline in material margins due to inability to fully recover steel and other material cost increases via pricing in our towing and trailer products businesses, and significant competitive pricing pressures in all market channels, but especially retail. This decline in material margins was offset in part by reductions in direct labor costs and variable spending of approximately $6.6 million. The remaining decline in gross profit is due to loss of incremental margin on an estimated $15.2 million of lower sales in 2005 when compared to 2004.

Cequent's selling, general and administrative expenses decreased a net $4.8 million to $77.2 million or 15.0% of sales in 2005, from $82.0 million or 16.0% of sales in 2004, as Cequent reduced selling, general and administrative expenses in response to lower sales and gross profits between years. In 2004 Cequent incurred approximately $1.2 million in higher costs related to the consolidation of certain businesses distribution activities in South Bend, Indiana and ramp-up of that facility's operations. These costs did not recur in 2005.

In 2005, operating profit was reduced an additional $3.0 million as Cequent incurred asset impairment charges related to the closure of its Elkhart, Indiana plastics operation which was merged into our Goshen, Indiana facility and the shutdown of Consumer Products' distribution/manufacturing facility located in Sheffield, Pennsylvania, which was merged into our South Bend, Indiana distribution center.

Overall, Cequent's operating profit decreased $22.7 million to $28.9 million, or 5.6% of net sales, in 2005 from $51.6 million, or 10.1% of net sales in 2004. The decline in operating profit between years is the result of lower sales levels, principally in the towing and trailer products businesses and margin erosion in all market channels due to severe competitor pricing pressures and inability to recover fully steel and other material cost increases via pricing. These negative impacts to operating profit were partially offset by reductions in selling, general and administrative expenses in response to reduced levels of sales activity and lower gross profits. Operating profit was also impacted by $3.0 million in asset impairment charges associated with closure and merger of facilities into other existing Cequent operations.

Industrial Specialties.    Net sales during the 2005 increased $49.5 million, or approximately 19.9% to $298.2 million compared to $248.7 million in 2004. Of this amount, approximately $47.5 million is a result of increasing demand for our products in the energy and petrochemical, general industrial, commercial construction, and defense markets due to new products, marketshare gains, and economic expansion. We estimate approximately $2 million is due to additional recovery of steel cost increases passed through to customers, principally within our industrial cylinder and precision tooling businesses.

Gross profit within our Industrial Specialties segment increased $9.3 million from $59.5 million, or 23.9% of sales in 2004, to $68.8 million or 23.1% of sales in 2005. Of the increased amount, we estimate $11.4 million is attributed to incremental margin on increased sales levels between years, which was offset in part as a result of steel and other material cost increases including foil, yarn, asphalt and other oil-based products, not able to be recovered from customers, of approximately $2.4 million.

Selling, general and administrative expenses decreased a net $0.9 million from $37.0 million or 14.9% of sales in 2004 to $36.1 million or 12.1% of sales in 2005 as the Industrial Specialties businesses were able to achieve higher sales levels without increasing selling and administrative costs to do so. Further, in 2004 we estimate we incurred approximately $4.1 million of costs in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities to a new facility in Hackettstown, New Jersey that was completed in fourth quarter 2004. These costs did not recur in 2005. However, the impact of this reduction was offset approximately $0.3 million as our specialty gasket business recorded charges of $3.0 million and $2.7 million in 2005 and 2004, respectively, related to asbestos litigation defense costs.

In 2004, operating profit also included a $2.4 million impairment charge related to the facility vacated as part of the consolidation of Compac's operations in Hackettstown, New Jersey.

Operating profit for 2005 increased $12.4 million to $32.6 million, or 10.9% of net sales, from $20.2 million, or 8.1% of net sales in 2004. The increase between years is primarily due to increased sales volumes across all of this segment's businesses, partially offset by the impact of steel and other material costs incurred that could not be recovered via pricing from customers, and slightly higher charges recorded related to asbestos litigation defense costs. In 2004, operating profit was further reduced as a result of costs incurred related to the consolidation of two operating facilities into one facility within our Compac business and impairment charge taken related to the vacated facility and certain equipment.

Fastening Systems.    In the fourth quarter 2005, we reached a decision to sell the industrial fasteners business within our Fastening Systems segment. As more fully discussed in Note 5 of the

Company's consolidated financial statements, the results of its business operations are presented as discontinued operations, assets held for sale and excluded from management's discussion and analysis of operations below.

Net sales for 2005 increased $12.2 million or 24.3%, to $62.7 million from $50.5 million in 2004. Net sales in our aerospace fasteners business increased 30.1% over the year ago period as strong market demand related to commercial and business jet build rates continued. Net sales within our specialty automotive fasteners business also increased a solid 10% due to market share gains in 2005.

Gross profit within our Fastening Systems segment increased $7.0 million from $15.5 million or 30.8% of sales in 2004 to $22.5 million or 35.9% of sales, in 2005. This improvement is primarily the result of a more profitable product mix due to proportionately greater sales of higher margin aerospace fasteners, and improved material margins on non-steel related items.

Selling, general and administrative expenses at Fastening Systems increased $0.2 million from $6.6 million or 13.l% of net sales in 2004 to $6.8 million or 10.9% of net sales in 2005 as our aerospace fasteners business benefitted from the operational leverage associated with strong demand.

Overall, operating profit within Fastening Systems increased $6.7 million to $15.6 million, or 24.9% of sales in 2005 from $8.9 million or 17.7% of sales in 2004 as strong market demand, proportionately greater sales of higher margin aerospace fasteners and improved material margins on non-steel related items resulted in increased profitability.

Corporate Expenses and Management Fees. Corporate office expenses and management fees were flat between years at approximately $22.0 million in 2005 and 2004, respectively. In 2005, increases in group medical and workers compensation insurance expense and higher costs associated with operating our Asian Sourcing Office, were approximately offset by the $1.1 million write-off of deferred equity offering costs in 2004 that did not occur in the current year.

Interest Expense.    Interest expense increased approximately $7.6 million in 2005 as compared to 2004 due to an increase in our weighted average interest rate from 5.69% at December 31, 2004 to 7.2% at December 31, 2005. We also incurred greater borrowings on our revolving credit facility in the first half of 2005 to fund increasing levels of investment in working capital, which were offset in part by reductions in borrowings on our revolving credit facility in the second half of 2005, as the Company partially paid down amounts outstanding on our revolver in addition to scheduled principal payments of $2.9 million on our term loan facility.

Other Expense, Net.    Other expense, net increased approximately $5.0 million between years from $1.1 million in 2004 to $6.1 million in 2005. Of this amount, approximately $1.5 million relates to greater expenses incurred as a result of increased use of the Company's receivables securitization facility and sale of receivables under a factoring arrangement at certain European subsidiaries to fund working capital needs and $0.6 million is due to expenses incurred in connection with renewal of the Company’s receivables securitization facility in July 2005. The remaining increase between years is primarily due to net losses on transactions denominated in foreign currencies other than the local currency of the company subsidiary that is a party to the transaction of $2.3 million, compared to net gains on foreign currency transactions of $0.7 million in the same period a year ago.

Income Taxes.    The effective income tax rate for 2005 was 68.6% compared to 29.7% for 2004. In 2005, the Company reported foreign pre-tax income of approximately $10.6 million and a domestic pre-tax loss of approximately $7.8 million. In 2004, foreign operations reported pre-tax income of approximately $34.9 million compared to a reported domestic pre-tax loss of $15.0 million. In 2005, certain of the Company's foreign subsidiaries made a dividend distribution of approximately $55.8 million from accumulated earnings and profits. Prior to 2005, the Company had provided for applicable federal taxes of approximately $3.1 million on the anticipated repatriation of foreign earnings. The 2005 dividend resulted in the Company recording an additional tax expense of approximately $0.4 million in the current year related to federal taxes on foreign accumulated earnings and profits. A valuation allowance of $2.2 million and $0.5 million was recorded during 2005 and 2004, respectively. The Company has determined the need for valuation allowances against deferred tax assets associated with a dual consolidated tax loss, certain state NOL's, and a foreign tax credit carryforward. During 2005 and 2004, the Company recorded a tax benefit of $1.0 million and $1.2 million, respectively, related to extraterritorial income exclusions (‘‘ETI’’). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship with net income (loss). In addition, the tax benefits associated with our 2005 and 2004 domestic pre-tax losses for Federal purposes were offset by tax expense incurred on foreign income and to a lesser extent at the state level.

Discontinued Operations.    In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. The loss from discontinued operations, net of income tax benefit in 2005 was $46.4 million and included a net of tax impairment charge of $41.6 million which was recorded to reduce the carrying value of net assets used in the industrial fastener business to their estimated fair value. In 2004, the loss from discontinued operations, net of related tax benefits was $2.2 million. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report on Form 10K.

Cumulative effect of change in accounting principle.    In the fourth quarter 2005, we adopted FASB Interpretation No. 47 (FIN47), "Accounting for Conditional Asset Retirement Obligation." The Company adopted FIN47 as of December 31, 2005 and recorded a cumulative effect of change in accounting principle of approximately $0.4 million, net of income tax benefit of $0.3 million. Pro forma balance sheet information has not been provided as the impact to the balance sheet is not material.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

The principal factors impacting us during the year ended December 31, 2004 compared with the year ended December 31, 2003 were:

•	a stronger economy in 2004 which impacted end user demand across all of our business segments;

•	the impact of higher costs charged by our steel suppliers not fully-recovered from our customers and lost sales and operational inefficiencies due to steel shortages;

•	continued restructuring and consolidation of certain businesses in our Industrial Specialties segments; and

•	the HammerBlow and Highland acquisitions in the first quarter of 2003 and the Bargman acquisition in the first quarter of 2004.

Overall, net sales increased $127.3 million, or approximately 15.7%, in 2004 as compared with 2003. Of this increase, approximately $58.6 million is attributed to organic growth and approximately $14.9 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. We estimate that approximately $27 million of additional sales in 2004 was the result of recovery of steel cost increases that were passed through to customers. In addition, approximately $26.8 million of the increase is the result of including a full year of activity related to HammerBlow and Highland, which were acquired during the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. Rieke’s net sales increased $10.1 million, or approximately 8.5%, in 2004 as compared with 2003 due to new product sales, the favorable effects of currency exchange and partial recovery of increased steel costs, offset in part by a one-time revenue increase in 2003 from certain government programs and slightly lower sales of core products such as rings and plastic plugs. Cequent’s net sales increased $83.9 million, or approximately 19.6%, in 2004 as compared with 2003. This increase is due to strong early order activity and customer inventory builds for the spring/summer selling seasons, recovery of steel cost increases and the favorable effects of currency exchange. Net sales within our Industrial Specialties segment increased $30.8 million, or approximately 14.1%, in 2004 as compared with 2003 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably at Lamons and Norris Cylinder. Net sales within our Fastening Systems segment increased $2.5 million, or approximately 5.1%, in 2004 as compared with 2003 due to increases in sales of the segment’s aerospace fasteners and industrial fasteners for the off-road, agricultural and construction machinery markets, and recovery of steel cost increases.

Gross profit margins (gross profit as a percentage of sales) approximated 27.4% and 28.0% in 2004 and 2003, respectively. Gross profits within Rieke Packaging Systems improved approximately $3.6 million in 2004 as compared to 2003 as Rieke benefited from increased sales levels and favorable impact of currency exchange. However, gross profit margins were approximately flat between years as one-time costs associated with the start-up of a new manufacturing facility in China, higher steel costs not recovered from customers and increased costs associated with new product launches during the first half of 2004 negated the favorable impacts of increased sales levels and foreign exchange between years. Cequent’s gross profit margin declined slightly from approximately 26.6% in 2003 to approximately 26.3% in 2004 as the beneficial impact of increased sales volumes year-to-date, greater operating efficiencies as a result of completion of plant consolidation activities at its Goshen Indiana facility in the first half of 2003, and favorable impact of currency exchange more than offset the impact of significantly higher steel costs and freight costs not able to be fully recovered from customers. Gross profit margins within our Industrial Specialties segment declined in 2004 to approximately 23.9% compared to approximately 25.0% in 2003 primarily due to steel cost increases incurred and passed through to customers on which no gross profit margin was earned and higher costs and operational inefficiencies associated with consolidating two manufacturing plants into a single facility in our Compac business. Within Fastening Systems, gross profit margins declined from approximately 32.1% in 2003 to approximately 30.8% in 2004 due principally to higher steel costs that could not be passed through to customers.

Operating profit margins (operating profits as a percentage of sales) approximated 9.4% and 6.1% in 2004 and 2003, respectively. Operating profit at Rieke Packaging Systems increased approximately $4.7 million in 2004 as compared with 2003. This increase was due principally to increased sales volumes and the favorable impact of currency exchange during 2004 as compared to the same period a year ago, offset in part by plant start-up costs in China, and new product launch costs related to the introduction of eight new consumer products in the first half of 2004. Operating profit at Rieke in 2003 was also reduced approximately $2.1 million due to non-cash losses associated with the sale-leaseback of equipment in the first half of 2003 and impairment of customer relationship intangibles. At Cequent, operating profit increased $14.2 million in 2004 as compared with 2003 primarily due to higher sales volumes, increased operating efficiencies as a result of completing plant consolidation activities in the first half of 2003 at our Goshen, Indiana and Reynosa, Mexico, operations and lower costs associated with the completion of plant restructuring and acquisition integration activities. However, these improvements were partially offset by higher steel and freight costs, due to fuel surcharges that could not be fully passed through to its customers. Operating profit at Cequent in 2003 was also reduced by approximately $3.5 million of non-cash losses associated with the sale-leaseback of equipment at various locations and impairment of customer relationship intangibles. Within the Industrial Specialties segment, operating profit increased $12.7 million in 2004 as compared to 2003 as the segment benefited from higher overall sales in all markets compared to the prior year and reduced non-cash charges between years associated with impairment of assets, goodwill and customer intangibles and losses on sale-leaseback transactions. Within Fastening Systems, operating profit increased approximately $4.1 million in 2004 from $4.8 million in 2003 to $8.9 million in 2004. Overall, the net decrease between years is due to lower gross profits as discussed above, offset by reduced selling, general and administrative costs in 2004 and lower non-cash charges between years associated with impairment of assets and customer intangibles and losses on sale-leaseback transactions.

Rieke Packaging Systems.    Net sales increased $10.1 million, or approximately 8.5%, to $129.2 million in 2004 as compared to $119.1 million in 2003. Compared to the same period in 2003, Rieke’s sales increased approximately $6.6 million due to increased sales of new products and $4.4 million due to the favorable impact of foreign currency exchange. In addition, we estimate approximately $2 million of the sales increase was due to steel cost increases Rieke was able to recover from its customers. These increases were partially offset by approximately $1.4 million of revenue in 2003 from U.S. Government aid programs to Afghanistan, Iraq and other countries that did not recur at the same levels in 2004. In 2004, Rieke also experienced a decrease in sales of industrial closure and other dispensing products in North America.

Rieke’s gross profit margins were approximately flat between years at 37.0% in 2004 as compared to 37.1% in 2003. In 2004, we estimate Rieke incurred $2 million of steel cost increases that they were not able to recover from customers. Also, during the first half of 2004, Rieke incurred higher costs of approximately $1 million associated with the start-up of a new manufacturing facility in Hangzhou, China. These increased costs were largely offset through material cost reduction projects, reduced discretionary spending and the favorable impacts of currency exchange.

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

Overall, Rieke’s operating profit margin improved to 23.2% in 2004 as compared with 21.2% in 2003, due to increased sales levels between years, the benefit of stronger foreign currencies, a $0.8 million non-cash loss on the sale-leaseback of machinery and equipment in the first quarter of 2003 that did not recur, and lower non-cash charges associated with impairment of customer intangibles. These improvements were offset in part by steel cost increases not recovered from customers, start-up costs at our new manufacturing facility in China, and higher launch costs associated with sales of new products.

Cequent Transportation Accessories.    Net sales increased $83.9 million, or approximately 19.6%, to $511.3 million in 2004 as compared to $427.4 million in 2003. Of this amount, approximately $26.8 million of the sales increase is the result of including a full year of activity related to HammerBlow and Highland, which were acquired in the first quarter of 2003, and the acquisition of Bargman, which occurred in January 2004. In addition, we estimate approximately $19 million of increased sales in 2004 is the result of steel cost increases that Cequent was able to recover from its customers, and $10.1 million is due to the favorable impact of currency exchange as Cequent’s reported results in U.S. dollars benefited from a stronger Australian and Canadian dollar. After consideration of these items, Cequent experienced organic sales growth in 2004 of approximately $28.3 million, or 6.6% as compared to 2003, as Cequent benefited from an improved overall economic outlook and consumer sentiment, which resulted in stronger customer demand across all of Cequent’s business lines, particularly in the first half of 2004.

Cequent’s gross profits increased approximately $20.8 million between years to 26.3% of sales in 2004 compared to 26.6% of sales in 2003. Of this amount, approximately $14.1 million is attributed to higher sales levels compared to the prior year and the acquisition of Bargman. Cequent’s gross profits were also favorably impacted by increased sales of electrical products, improved operating efficiencies resulting from completion of integration activities with respect to the operations of HammerBlow and Highland and the favorable effects of currency exchange. We estimate gross profit margins in 2004 were approximately 240 basis points lower due to the impact of: (1) higher steel costs incurred that were not able to be recovered from customers, and; (2) higher steel costs incurred and recovered from customers, but on which no gross profit was earned.

Cequent’s selling, general and administrative expenses increased a net $8.3 million in 2004 compared to 2003, primarily due to additional costs associated with the start-up of Cequent’s new distribution center in South Bend, Indiana and increased sales levels associated with acquisitions of HammerBlow, Highland and Bargman. These cost increases were partially offset by a $1.9 million non-cash charge related to impairment of customer intangibles that did not recur in 2004. Even after consideration of increased sales resulting from steel costs recovered from customers in 2004 and the impact of the non-cash impairment in 2003, selling, general and administrative costs as a percent of sales decreased between years as higher sales levels more than offset additional selling and administrative expenses incurred.

Overall, Cequent’s operating profit margin increased from approximately 8.7% in 2003 to approximately 10.1% in 2004 due principally to higher sales levels, improved sales mix and increased operating efficiencies due to completion of several integration initiatives during 2004. These improvements were offset by higher steel and freight costs incurred that were not able to be recovered from customers and higher steel costs incurred and recovered from customers, but on which no operating margin was earned.

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

Selling, general and administrative expenses as a percent of sales declined to approximately 14.9% in 2004 from approximately 15.3% in 2003. This decrease resulted in part due to consolidation of sales branch offices within our Lamons business during the second and third quarters of 2003. The benefits of these lower operating costs were partially offset by $3.9 million of costs incurred during 2004 in connection with the consolidation of Compac’s Netcong and Edison, New Jersey plant operations into a new facility in Hackettstown, New Jersey. In 2003, our Lamons and Compac businesses also incurred $2.5 million in non-cash charges due to impairment of customer intangibles that did not recur in 2004. Additionally, in 2004 Lamons recorded a $2.7 million charge related to increased asbestos litigation defense costs.

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

Operating profits within the Industrial Specialties segment were $20.2 million, or 8.1% of sales in 2004 as compared to $7.5 million, or 3.4% of sales in 2003. In 2004, the benefits of higher sales levels and increased operating efficiencies at Lamons due to prior year consolidation activities, were offset by costs incurred related to the consolidation of our Compac facilities and non-cash charges associated with impairment of property and equipment and customer intangibles. In 2003, operating profit was significantly impacted by non-cash charges related to losses on sale-leaseback of equipment ($6.0 million), and impairment of goodwill ($7.6 million) and customer intangibles ($2.5 million) in all partially offset by costs in 2004 associated with the consolidation of Compac’s facilities.

Fastening Systems

Net sales increased by $2.5 million, or approximately 5.1%, as a result of higher aerospace fastener sales. Sales of our fittings to the automotive industry were essentially flat with the prior year.

Gross profit increased by approximately $.1 million due principally to margin earned on increased sales offset by the impact of higher steel and tooling costs.

Selling, general and administrative expenses decreased approximately $1.3 million primarily due to elimination of certain group operating expenses as we consolidated our group staff and eliminated certain general and administrative positions.

Overall, operating profit increased by approximately $1.3 million between years to $8.9 million an increase of approximately 17.5% primarily due to increased sales and the elimination of certain operating expenses, as we consolidated and eliminated certain general and administrative activities, which more than offset higher steel and tooling costs.

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

Other Expense, Net.    Other expense, net increased approximately $0.9 million between years principally due to higher costs related to the increased use of our receivables securitization facility.

Income Taxes.    The effective income tax rate for 2004 was 29.7% compared to (16.9%) for 2003. In 2004, the Company reported foreign pre-tax income of approximately $34.9 million and domestic pre-tax loss of approximately $15.0 million. In 2003, foreign operations reported pre-tax income of approximately $22.7 million compared to a reported domestic pre-tax loss of $38.2 million. During 2004, the Company recorded a tax benefit of $1.2 million related to extraterritorial income exclusions (‘‘ETI’’). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship with net income (loss). In addition, the tax benefits associated with our 2004 and 2003 domestic pre-tax losses for Federal purposes were offset by tax expense incurred on foreign income and to a lesser extent at the state level. For 2003, no tax benefit was recorded related to the goodwill impairment as such impairment is non-deductible. In 2003, we also reported an additional $3.1 million of tax expense related to unremitted earnings at one of our Canadian subsidiaries as these earnings were no longer considered permanently reinvested.

Discontinued operations.    The loss from discontinued operations net of income tax benefit, was $16.2 million in 2004 compared to $12.9 million in 2003. See Note 5 to our consolidated financial statements in Part II, Item 8 of this annual report on Form 10K.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the year ended December 31, 2005 was approximately $29.9 million as compared to cash provided by operating activities for the year ended December 31, 2004 of approximately $42.6 million. In 2005, net cash provided by operating activities was reduced $9.6 million due to decreased use of our receivables securitization facility. In 2004 , net cash provided by operating activities benefited as a result of increased activity on our receivables securitization facility of $48.0 million. The decreased levels of working capital also reflect a lesser negative impact of steel costs and accelerated payments to steel suppliers in 2005 compared to the prior year.

Cash used for investing activities decreased to approximately $16.6 million for the year ended December 31, 2005 compared to $46.8 million in 2004 as capital spending reflected a more normal maintenance level of expenditures. During 2004, capital expenditures were $21.3 million greater than 2005 as we essentially completed our major restructuring and consolidation activities during 2004. We also generated net proceeds from the sale of facilities of $5.0 million during 2005. In 2004, capital spending was $43.0 million due primarily to planned expenditures for our Hangzhou, China and Hackettstown, New Jersey facilities, and investments related to new product launches, mainly in our Rieke Packaging Systems segment. During the first quarter of 2004, we also completed the acquisition of Theodore Bargman Company within our Cequent Transportation Accessories segment.

Cash used for financing activities was $12.6 million for the year ended December 31, 2005 compared to $0.5 million provided by financing activities for the year ended December 31, 2004. During 2005, the Company utilized cash to pay down amounts on our revolving credit facility. In 2004, we funded capital expenditures, increased levels of investment in working capital and retirement of a note payable through a combination of borrowings on our revolving credit facility and proceeds from receivables sold through our securitization facility.

On January 29, 2004, we completed the acquisition of Bargman. The total consideration paid was approximately $5.5 million. The transaction was funded by borrowings under our revolving Credit Facility.

Our Debt and Other Commitments

Our Credit Facility in the United States includes a $150.0 million revolving Credit Facility and a $335.0 million term loan facility (of which $4.1 million and $256.2 million was outstanding as of December 31, 2005, respectively). Up to $100.0 million of our revolving Credit Facility is available to be used for one or more permitted acquisitions. Our Credit Facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving Credit Facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving Credit Facility depends upon, among other things, compliance with our credit agreement's financial covenants. Our Credit Facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio was 5.65 to 1.00 at December 31, 2005 and remains at that level in the first quarter of 2006, becoming more restrictive in future periods as follows: 5.50 to 1.00 at June 30, 2006; 5.35 to 1.00 at September 30, 2006; 5.00 to 1.00 at December 31, 2006; 3.25 to 1.00 at March 31, 2007 and thereafter. Our leverage ratio was 5.32 to 1.00 at December 31, 2005 and we were in compliance with our covenants as of that date.

In fourth quarter 2005, three of our international businesses entered into loan agreements with banks, denominated in their local currencies, in connection with the Company's plan to repatriate funds from certain of its foreign subsidiaries in accordance with the Internal Revenue Code §965 and the American Jobs Creation Act of 2004. As part of the repatriation transactions, the Company, through certain of its foreign subsidiaries, incurred additional debt of approximately $31.0 million the aggregate proceeds of which were repatriated to the U.S. and used to pay down the outstanding balance of bank debt. In the United Kingdom, we entered into a revolving debt agreement with a bank in the amount of £3.9 million (approximately $6.7 million) which is renegotiable in October 2006 and is secured by a letter of credit under our Credit Facility. In Italy, we entered into a €5.0 million note agreement with a bank (approximately $5.9 million) with a term of seven years which is secured by land and buildings of our local business unit. In Australia, we entered into a debt agreement with a bank in the amount of $20 million for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2005, we had $37.3 million outstanding under our accounts receivable facility and $16.1 million of available funding based on eligible receivables. At December 31, 2005, we also had $4.1 million outstanding under our revolving Credit Facility and had an additional $102.2 million potentially available to us after giving effect to approximately $43.7 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our Credit Facility, only $51.0 million of borrowing capacity is available to us under our revolving Credit Facility and accounts receivable securitization facility for general corporate purposes.

We also have $437.8 million (face value) 9 7/8% senior subordinated notes, with interest paid semi-annually, which are due in 2012.

Principal payments required on the credit agreement term loan are: $0.6 million due each calendar quarter ending through June 30, 2009, $120.1 million due on September 30, 2009 and $127.1 million due on December 31, 2009.

Our Credit Facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

Our exposure to interest rate risk results from the variable rates under our Credit Facility. Borrowings under the Credit Facility bear interest, at various rates, as more fully described in Note 13 to the accompanying financial statements as of December 31, 2005. Based on amounts outstanding at December 31, 2005, a 1% increase or decrease in the per annum interest rate for our Credit Facility would change our interest expense by $2.9 million annually.

We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $17.2 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

In addition to the foregoing contractual commitments, in connection with our separation from Metaldyne, we also agreed to assume certain obligations resulting from the November 2000 acquisition of Metaldyne by Heartland. At that time, Metaldyne made restricted stock grants to employees with terms that allow eligible employees to elect to receive cash at stipulated amounts in lieu of shares as the restricted stock grants vest. We agreed to be responsible for the cash costs of those elections to the extent they relate to our current and former employees and to our allocable share of current and former Metaldyne corporate level employees in accordance with the agreement. As of April 2004, our obligations associated with Metaldyne restricted stock grants have been fully paid. Under these arrangements, the approximate amounts paid were: $7.6 million in 2004 and 2003.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (‘‘TSPC’’). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At December 31, 2005, we had $37.3 million outstanding and $16.1 million of funding available under the facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. The agreement, which was renewed in July 2005, expires on December 31, 2007. If we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Commitment and Contingencies

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 21 facilities and certain capital equipment, and our allocable share of certain compensation and benefit obligations due to Metaldyne. The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2005.

	Payments Due by Periods (in thousands)
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$729,090	$15,920	$16,220	$257,510	$439,440
Lease obligations	175,640	21,690	41,680	37,610	74,660
Benefit obligations	4,480	660	720	720	2,380
Total contractual cash obligations	$909,210	$38,270	$58,620	$295,840	$516,480

As of December 31, 2005, we are contingently liable for stand-by letters of credit totaling $43.7 million issued on our behalf by financial institutions under our revolving Credit Facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

Impact of New Accounting Standards

In May of 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), ‘‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,’’ which requires retrospective application to prior periods’ financial statements for accounting for and reporting of voluntary changes in accounting principles. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived assets be accounted for as a change in accounting estimate. Application of this Statement will be required for all changes made after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), (SFAS No. 123(R)) ‘‘Share-Based Payment,’’ which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ and supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), ‘‘Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company has evaluated the requirements of SFAS No. 123(R) and does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS No. 157), ‘‘Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4,’’ which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company has evaluated the potential impact of the adoption of SFAS No. 151 and does not anticipate the adoption to have a material effect on its financial condition or results of operations.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2005 audited financial statements included in this report. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources as appropriate.

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

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.8 million at December 31, 2005. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value.

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

At December 31, 2005, fair value was determined based upon the discounted cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and residual growth rates ranging from 3% to 4%. Our estimates of future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company's control. Of our reporting units, Cequent Transportation Accessories is most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis point change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further goodwill impairment analysis as required by SFAS 142. While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

Income Taxes.    Income taxes are accounted for using the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109), ‘‘Accounting for Income Taxes’’. Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management’s estimates based on then-current facts. As of June 6, 2002, the Company no longer files a consolidated tax return with Metaldyne. Income tax expense for the period prior to June 6, 2002 was computed on a separate return basis. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

Other Loss Reserves.    We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers’ compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with Statement of Financial Accounting Standards No. 5, (SFAS No. 5) , "Accounting for Contingencies" when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 7. ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 13, ‘‘Long-term Debt,’’ in the notes to the financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:

We have audited the accompanying balance sheets of TriMas Corporation as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and shareholders’ equity and Metaldyne Corporation net investment and advances for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the financial statements, we also have audited the financial statement schedule included in the 2005 Annual Report on Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2005, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.

/s/ KPMG LLP
Detroit, Michigan March 31, 2006

TriMas Corporation
Consolidated Balance Sheet
(dollars in thousands)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$3,730	$3,090
Receivables, net	89,960	73,840
Inventories, net	149,210	154,740
Deferred income taxes	20,120	17,530
Prepaid expenses and other current assets	7,050	7,990
Assets of discontinued operations held for sale	45,590	112,960
Total current assets	315,660	370,150
Property and equipment, net	164,630	177,330
Goodwill	644,780	656,080
Other intangibles, net	255,220	269,200
Other assets	48,220	49,440
Total assets	$1,428,510	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$15,920	$2,990
Accounts payable	111,250	117,670
Accrued liabilities	62,800	61,770
Due to Metaldyne	4,850	2,650
Liabilities of discontinued operations	38,410	28,810
Total current liabilities	233,230	213,890
Long-term debt	711,760	735,030
Deferred income taxes	95,980	133,540
Other long-term liabilities	34,760	30,320
Due to Metaldyne	3,480	4,260
Total liabilities	1,079,210	1,117,040
Commitments and contingencies (Note 15)
Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	396,980	399,450
Retained deficit	(86,310)	(40,430)
Accumulated other comprehensive income	38,430	45,940
Total shareholders' equity	349,300	405,160
Total liabilities and shareholders' equity	$1,428,510	$1,522,200

The accompanying notes are an integral part of these financial statements

TriMas Corporation
Consolidated Statement of Operations
(dollars in thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
Net sales	$1,010,120	$939,680	$812,430
Cost of sales	(762,710)	(682,370)	(584,610)
Gross profit	247,410	257,310	227,820
Selling, general and administrative expenses	(159,660)	(164,890)	(158,460)
Loss on dispositions of property and equipment	(690)	(1,350)	(12,190)
Impairment of assets	(2,960)	(2,380)	(7,600)
Operating profit	84,100	88,690	49,570
Other expense, net:
Interest expense	(75,210)	(67,650)	(64,780)
Other expense, net	(6,090)	(1,100)	(260)
Other expense, net	(81,300)	(68,750)	(65,040)
Income (loss) from continuing operations before income tax expense	2,800	19,940	(15,470)
Income tax expense	(1,920)	(5,930)	(2,610)
Income (loss) from continuing operations	880	14,010	(18,080)
Loss from discontinued operations, net of income tax benefit	(46,340)	(16,200)	(12,850)
Loss before cumulative effect of change in accounting principle	(45,460)	(2,190)	(30,930)
Cumulative effect of change in accounting principle, net of income tax benefit	(420)	—	—
Net loss	$(45,880)	$(2,190)	$(30,930)
Earnings (loss) per share – basic and diluted:
Continuing operations	$0.04	$0.70	$(0.90)
Discontinued operations, net of income tax benefit	(2.31)	(0.81)	(0.64)
Cumulative effect of change in accounting principle	(0.02)	—	—
Net loss per share	$(2.29)	$(0.11)	$(1.54)
Weighted average shares – basic and diluted	20,010,000	20,010,000	20,047,090

The accompanying notes are an integral part of these financial statements

TriMas Corporation
Consolidated Statement of Cash Flows
(dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(45,880)	$(2,190)	$(30,930)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	300	790	20,110
Impairment of assets	73,220	10,650	7,600
Depreciation and amortization	41,140	44,510	54,850
Deferred income taxes	(37,580)	(19,060)	(15,140)
Legacy stock award expense	—	—	4,830
Amortization of debt issue costs	5,050	4,730	4,120
Non-cash compensation expense	310	560	—
Net proceeds from (reductions in) sale of receivables and receivables securitization	(9,580)	47,960	—
Payment to Metaldyne to fund contractual liabilities	(2,900)	(4,610)	(6,370)
(Increase) decrease in receivables	(1,490)	(21,110)	610
(Increase) decrease in inventories	8,900	(54,130)	(1,470)
(Increase) decrease in prepaid expenses and other assets	(230)	(680)	(4,110)
Increase (decrease) in accounts payable and accrued liabilities	(3,000)	31,760	8,940
Other, net	1,210	3,440	(1,680)
Cumulative effect of change in accounting principle	420	—	—
Net cash provided by operating activities	29,890	42,620	41,360
Cash Flows from Investing Activities:
Capital expenditures	(21,670)	(42,990)	(31,690)
Proceeds from sales of fixed assets	5,030	1,650	76,180
Acquisition of businesses, net of cash acquired	—	(5,500)	(205,770)
Net cash used for investing activities	(16,640)	(46,840)	(161,280)
Cash Flows from Financing Activities:
Proceeds from borrowings on senior credit facility	—	—	75,000
Repayments of borrowings on senior credit facility	(2,890)	(2,890)	(42,600)
Proceeds from borrowings on revolving credit facilities	884,450	839,320	390,700
Repayments of borrowings on revolving credit facilities	(923,010)	(826,500)	(390,700)
Issuance of notes payable	30,960	—	300
Payments on notes payable	—	(8,030)	(600)
Net proceeds from issuance of common stock	—	—	35,200
Repurchase of common stock	—	—	(20,000)
Debt issuance costs	(2,120)	(1,370)	(2,150)
Increase in Metaldyne Corporation net investment and advances	—	—	(18,890)
Net cash (used for) provided by financing activities	(12,610)	530	26,260
Cash and Cash Equivalents:
Increase (decrease) for the year	640	(3,690)	(93,660)
At beginning of year	3,090	6,780	100,440
At end of year	$3,730	$3,090	$6,780
Supplemental disclosure of cash flow information:
Cash paid for interest	$70,550	$61,650	$61,710
Cash paid for taxes	$12,630	$10,220	$8,500

The accompanying notes are an integral part of these financial statements

TriMas Corporation
Statement of Shareholders' Equity and Metaldyne Corporation Net Investment and Advances
For the Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

	Metaldyne Corporation Net Investment and Advances	Common Stock	Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2002	$10,280	$190	$387,500	$(6,940)	$7,340	$398,370
Comprehensive income (loss):
Net income (loss)	370	—	—	(31,300)	—	(30,930)
Foreign currency translation	—	—	—	—	29,620	29,620
Minimum pension liability (net of tax of $1,200)	—	—	—	—	(2,130)	(2,130)
Total comprehensive loss	—	—	—	—	—	(3,440)
Net proceeds from issuance of common stock	—	20	35,180	—	—	35,200
Repurchase of common stock	—	(10)	(19,990)	—	—	(20,000)
Net change in Metaldyne Corporation net investments and advances	5,570	—	—	—	—	5,570
Payment to Metaldyne Corporation to acquire fasteners business	(22,710)	—	—	—	—	(22,710)
Excess of amount paid for fasteners business over net assets acquired	6,490	—	(6,490)	—	—	—
Net adjustments to reflect settlement of contractual obligations	—	—	3,670	—	—	3,670
Balances, December 31, 2003	$—	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net loss	—	—	—	(2,190)	—	(2,190)
Foreign currency translation	—	—	—	—	12,150	12,150
Minimum pension liability (net of tax of $570)	—	—	—	—	(1,040)	(1,040)
Total comprehensive income	—	—	—	—	—	8,920
Non-cash compensation expense (net of tax of $200)	—	—	360	—	—	360
Net adjustments to reflect settlement of contractual obligations	—	—	(780)	—	—	(780)
Balances, December 31, 2004	$—	$200	$399,450	$(40,430)	$45,940	$405,160
Comprehensive income (loss):
Net loss	—	—	—	(45,880)	—	(45,880)
Foreign currency translation	—	—	—	—	(7,470)	(7,470)
Minimum pension liability (net of tax of $20)	—	—	—	—	(40)	(40)
Total comprehensive loss	—	—	—	—	—	(53,390)
Non-cash compensation expense (net of tax of $100)	—	—	210	—	—	210
Net adjustments to reflect settlement of contractual obligations	—	—	(2,680)	—	—	(2,680)
Balances, December 31, 2005	$—	$200	$396,980	$ (86,310)	$38,430	$349,300

The accompanying notes are an integral part of these financial statements

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

TriMas Corporation (‘‘TriMas’’ or the ‘‘Company’’), through its subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in four business segments with diverse products and market channels. Rieke Packaging Systems is a leading source of closures and dispensing systems for steel and plastic industrial and consumer packaging applications. Cequent Transportation Accessories produces vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch mounted accessories, roof racks, trailer couplers, winches, jacks, trailer brakes and lights and other vehicle and trailer accessories and components that are distributed through independent installers and retail outlets. The Industrial Specialties segment produces flame-retardant facings and jacketing and insulation tapes used in conjunction with fiberglass insulation, pressure-sensitive specialty tape products, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, metallic and nonmetallic industrial gaskets, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, specialty engines and service parts and specialty ordnance components and weapon systems. The Fastening Systems segment produces a wide range of large and small diameter standard and custom-designed ferrous, nonferrous and special alloy fasteners used in automotive and industrial applications, and highly engineered specialty fasteners for the global aerospace industry.

On May 9, 2003, the Company acquired a fasteners manufacturing business (‘‘Fittings’’) from Metaldyne Corporation (‘‘Metaldyne’’) for approximately $22.7 million on a debt free basis. The acquired business is a manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. The transaction was funded by a combination of borrowings under the Company's revolving credit facility and a cash equity contribution by Heartland Industrial Partners (‘‘Heartland’’). The acquired business had revenues of approximately $16.1 million and $16.7 million in 2003 and 2002, respectively, and net assets of approximately $12.4 million and $10.3 million, respectively. Because the Company and Metaldyne are under common control of Heartland, this transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company did not establish a new basis of accounting in the assets or liabilities of Fittings. The Company's reported results for prior periods have been revised to include the financial results of Fittings, including the allocation of certain charges to Fittings. The net asset amount related to Fittings is included in the Metaldyne Corporation net investment and advances balance in the accompanying balance sheet. The Guarantor note information in Note 22 has been revised to include the Fittings balances in the Guarantor column for all periods presented.

Prior to the acquisition of Fittings from Metaldyne on May 9, 2003, the accompanying financial statements represent the combined assets and liabilities and results of operations of TriMas and Fittings. Subsequent to May 9, 2003, the financial position and results of operations of the Company and its subsidiaries are presented on a consolidated basis.

During the fourth quarter of 2005, the Company committed to a plan to sell our industrial fastening business. The industrial fastening business was a part of our Fastening Systems segment and consists of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. Our industrial fasteners business is presented as discontinued operations and assets held for sale. See Note 5, "Discontinued Operations and Assets Held for Sale."

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

2.    Recapitalization

On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265.0 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a $150.0 million revolving credit facility, a $260.0 million term loan facility and a $125.0 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840.0 million in the form of cash, retirement of debt owed by TriMas to Metaldyne or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120.0 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15.0 million. At December 31, 2005, this warrant had not been exercised. At December 31, 2005, Metaldyne owned 21.3% of the Company's common stock on a fully diluted basis.

This transaction was also accounted for as a reorganization under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company have been recorded to reflect finalization of certain estimated amounts at the transaction closing date.

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

Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million and $5.3 million at December 31, 2005 and 2004, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company’s best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing-related overhead are included in inventory cost.

Property and Equipment.    Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statement of operations. Repair and maintenance costs are charged to expense as incurred.

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

Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company periodically reviews the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value.

Goodwill and Other Intangibles.    The Company accounts for goodwill as required under Statement of Financial Accounting Standards No. 142 (SFAS No. 142), ‘‘Goodwill and Other Intangible Assets.’’ The Company tests goodwill and indefinite lived intangibles for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill and indefinite lived intangibles, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimate of fair value with the reporting unit's net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expense, projected capital expenditures, changes in working capital and the appropriate discount rate. At December 31, 2005, fair value was determined based upon the expected future cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and estimated residual growth rates ranging from 3% to 4%. Our estimates of expected future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company's control. Of our reporting units, Cequent Transportation Accessories is most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis points change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further impairment analysis as required by SFAS 142. While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill that may be required to be recorded in future periods.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitor activities and other economic factors.

Fair Value of Financial Instruments.    Statement of Financial Accounting Standards No. 107 (SFAS No. 107), ‘‘Disclosures about Fair Value of Financial Instruments,’’ requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of the term loan debt approximates fair value, based on market comparisons to debt instruments of like kind and quality, while the senior subordinated notes traded at an approximate 17.5% discount below par value as of December 31, 2005.

Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States (‘‘U.S.’’) are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $(2.3) million, $0.7 million, and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity and Metaldyne Corporation net investment and advances.

Self-insurance.    The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. The Company is generally responsible for up to $0.5 million per occurrence under its retention program for workers’ compensation, between $0.3 million and $2.0 million per occurrence under its retention programs for comprehensive general, product and vehicle liability, and has a $0.3 million per occurrence stop-loss limit with respect to its self-insured group medical plan. Total insurance limits under these retention programs vary by year for comprehensive general, product and vehicle liability and extend to the applicable statutory limits for workers’ compensation. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change.

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

Shipping and Handling Expenses.    Freight costs are included in cost of sales and a portion of shipping and handling expenses are included in the selling, general and administrative category in the accompanying statement of operations. Shipping and handling costs included in selling, general and

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

administrative accounts were $4.4 million, $5.0 million and $6.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were $10.0 million, $11.1 million and $9.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development Costs.    Research and development (‘‘R&D’’) costs are expensed as incurred and approximated $0.9 million, $1.5 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Earnings Per Share.    Basic and diluted earnings per share amounts are determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), ‘‘Earnings per Share,’’ and were computed using weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003. Options and warrants to purchase approximately 2,696,123, 2,576,117 and 2,467,567 shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively, but were excluded from the computation of net loss per share because to do so would have been antidilutive for the periods presented.

Stock-based Compensation.    Statement of Financial Accounting Standards No. 148 (SFAS No. 148), ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123,’’ established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), ‘‘Accounting for Stock-Based Compensation,’’ the Company continues to account for stock-based employee compensation using the intrinsic value method under Accounting Principles Board No. 25 (APB No. 25), ‘‘Accounting for Stock Issued to Employees.’’ Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During 2005, the Company recorded approximately $0.3 million in non-cash compensation expense related to stock options issued with exercise prices below the Company's estimate of fair value of the underlying stock. This non-cash compensation expense is recorded in selling, general and administrative expenses in the accompanying statement of operations.

The following table illustrates the effect on continuing operations net income (loss) and earnings (loss) per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
(in thousands, except for per share amounts)	2005	2004	2003
Continuing operations income (loss), as reported	$880	$14,010	$ (18,080)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	360	—
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)	(1,170)	(930)
Pro-forma net income (loss) attributed to common stock	$(20)	$13,200	$(19,010)
Net income (loss) per share – basic and diluted:
Continuing operations, as reported	$0.04	$0.70	$(0.90)
Continuing operations, pro-forma for stock-based compensation	$0.00	$0.66	$(0.95)

The following table illustrates the effect on net loss and loss per share if the Company had adopted the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands, except for per share amounts)	2005	2004	2003
Net loss, as reported	$(45,880)	$(2,190)	$(30,930)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	360	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)	(1,170)	(930)
Pro-forma net loss attributed to common stock	$(46,780)	$(3,000)	$(31,860)
Net loss per share – basic and diluted:
Net loss per share, as reported	$(2.29)	$(0.11)	$(1.54)
Net loss per share, pro-forma for stock-based compensation	$(2.34)	$(0.15)	$(1.59)

Income Taxes.    TriMas computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas assets and liabilities.

Asset Retirement Obligations.    In the fourth quarter 2005, we adopted FASB Interpretation No. 47 (FIN 47), ‘‘Accounting for Conditional Asset Retirement Obligations,’’ which clarifies the term conditional asset retirement obligation as used in FASB Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations". The Company adopted FIN 47 as of December 31, 2005 and recorded a cumulative effect of a change in accounting principle of approximately $0.4 million, net of income tax benefit of $0.3 million. Pro forma balance sheet information has not been provided as the impact to the balance sheet is not material.

Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

4.    New Accounting Pronouncements

In May of 2005, the FASB issued Statement of Financial Accounting Standards No. 154, (SFAS No. 154) ‘‘Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3’’, which requires retrospective application to prior periods’ financial statements for accounting for and reporting of voluntary changes in accounting principles. This Statement also requires that a change in depreciation, amortization or depletion method for long-lived assets be accounted for as a change in accounting estimate. Application of this Statement will be required for all changes made after December 15, 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R) (SFAS No. 123(R)), ‘‘Share-Based Payment,’’ which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ and supersedes Accounting Principles Board Opinion No. 25 (APB No. 25), ‘‘Accounting for Stock Issued to Employees.’’ SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the transition methods include prospective and retroactive adoption options. The Company has evaluated the requirements of SFAS No. 123(R) and does not expect the adoption of this standard to have a material effect on its financial condition or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151), ‘‘Inventory Costs - an amendment of Accounting Research Bulletin No. 43, Chapter 4,’’ which

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Under SFAS No. 151, such items will be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement will be effective for the Company for inventory costs incurred on or after January 1, 2006. The Company has evaluated the potential impact of the adoption of SFAS No. 151 and does not anticipate the adoption to have a material effect on its financial condition or results of operations.

In May 2004, FASB Staff Position (FSP) FAS 106-2, ‘‘Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,’’ was issued to provide guidance on the accounting effects of the Act. Based upon the guidance of FAS 106-2, the Company estimates that the federal subsidy included in the Act resulted in an approximate $0.8 million reduction in the post-retirement benefit obligation and does not significantly change the 2005 post-retirement expense.

In May 2004, the FASB issued FASB Staff Position (FSP)  FAS 109-2, ‘‘Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,’’ which provides guidance under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), ‘‘Accounting for Income Taxes,’’ with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the ‘‘Jobs Act’’) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain non-US earnings repatriated in 2005. The Company finalized its analysis during the third quarter 2005 and executed its plans during the fourth quarter of 2005. The Company made a dividend distribution of approximately $55.8 million from accumulated earnings and profits. Prior to 2005, the Company had provided for applicable federal taxes of approximately $3.1 million on the anticipated repatriation of foreign earnings. The 2005 dividend resulted in the Company recording an additional tax expense of approximately $0.4 million in the current year related to federal taxes on foreign accumulated earnings and profits.

5.    Discontinued Operations and Assets Held for Sale

In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company’s industrial fasteners business. Accordingly, our industrial fasteners business is reported as discontinued operations. A non-cash impairment charge in the amount of $41.6 million, net of income tax benefit of $28.7 million, was recorded to write down the net assets of our industrial fasteners business to estimated fair value.

Results of discontinued operations are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2005	2004	2003
Net sales	$98,880	$105,480	$92,970
Loss from discontinued operations before income tax benefit	$(78,820)	$(26,420)	$(21,050)
Income tax benefit	32,480	10,220	8,200
Loss from discontinued operations net of income tax benefit	$(46,340)	$(16,200)	$(12,850)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Assets and liabilities of the discontinued operations are summarized as follows:

	For the Year Ended December 31,
(in thousands)	2005	2004
Receivables, net	$14,500	$19,550
Inventories, net	21,930	25,300
Prepaid expenses and other assets	1,990	46,830
Property and equipment, net	7,170	21,280
Total assets of discontinued operations held for sale	$45,590	$112,960
Accounts payable	$14,080	$17,560
Accrued liabilities and other	24,330	11,250
Total liabilities of discontinued operations	$38,410	$28,810

6.    Acquisitions

On January 29, 2004, the Company acquired all of the capital stock of Theodore Bargman Company (‘‘Bargman’’) for approximately $5.5 million. Bargman had revenues of approximately $12.8 million in 2003 and net assets of approximately $3.1 million as of the acquisition date. Bargman is a manufacturer of lighting products, electrical accessories, access doors, locks and latches for the recreational vehicle market. The acquisition of Bargman is included as part of the business segment operations of Cequent Transportation Accessories and provides additional opportunities to strengthen Cequent’s presence in the transportation accessories and cargo management markets, specifically bolstering Cequent’s position in the RV market. The impact of the Bargman acquisition is not significant to the Company’s operations.

On January 30, 2003, the Company acquired all of the capital stock of HammerBlow Acquisition Corp. (‘‘HammerBlow’’), from 2000 Riverside Capital Appreciation Fund, L.P. and other stockholders of HammerBlow for $145.2 million (including the Company's previous investment of $9.0 million). Of this amount, $7.2 million, net of the purchase price, was deferred and paid in January 2004. HammerBlow is a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America and the purchase includes The HammerBlow Corporation, Hidden Hitch, Tekonsha Towing Systems (‘‘Tekonsha’’) and Sure Pull Towing Systems (‘‘SurePull’’). HammerBlow acquired Tekonsha and SurePull from Dana Corporation on November 21, 2002.

On February 21, 2003, the Company acquired Highland Group Industries (‘‘Highland’’) from the shareholders and option holders of Highland and FNL Management Corp. The total consideration paid was $73.5 million. Highland is a market-leading supplier of cargo management products and a full line supplier of vehicle protection products, specializing in products that help people safely load, anchor, secure, tow, carry, trailer and organize cargo, as well as protect the vehicle and its cargo area.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition dates:

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

The estimated fair values of inventories acquired were increased $4.0 million from historical amounts, which was included in cost of sales during 2003. Of the $65.1 million of acquired other intangible assets, $46.8 million was assigned to Customer Relationships with a useful life of 15 years, $13.5 million was assigned to Trademarks with an indefinite life and the remaining $4.8 million was assigned to Technology and Other with useful lives ranging from 7-10 years. The $122.4 million of goodwill was assigned to the Cequent Transportation Accessories segment.

The results of these acquisitions are included in the Company's December 31, 2003 financial statements from the respective dates of acquisition. The following selected unaudited pro forma combined results of operations for the Company, HammerBlow and Highland have been prepared assuming that the acquisitions occurred at the beginning of the respective periods. The selected unaudited pro forma combined results are based on the historical information for TriMas and Highland and pro forma combined results of operations for HammerBlow assuming that the acquisitions of Tekonsha and SurePull occurred at the beginning of the period. The pro forma financial information is not necessarily indicative of the combined results of operations that would have been attained had the acquisitions taken place at the beginning of 2003, nor are they indicative of future results. The expense associated with the step-up in basis of inventory has been excluded as it is not a recurring expense.

	For the Year Ended December 31,
	2003
(in thousands, except per share amounts), from continuing operations)	As Reported	Pro Forma
		(unaudited)
Net sales	$812,430	$828,850
Operating profit	$49,580	$54,370
Net loss	$(18,080)	$(15,840)
Loss per share:
Basic and diluted, as reported	$(0.90)	$(0.79)
Weighted average common shares	20,047,090	—

In addition, the Company completed two minor asset acquisitions during 2003, one each in the Cequent Transportation Accessories and Industrial Specialties segments. The impact of the acquisitions to the Company’s reported results is not material.

7.    Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis using a measurement date of December 31, unless a change in business conditions occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

(in thousands)	Rieke Packaging Systems	Cequent Transportation Accessories	Fastening Systems	Industrial Specialties	Total
Balance, December 31, 2003	$173,330	$364,810	$51,460	$67,400	$657,000
Reversal of restructuring reserves established in purchase accounting, net of of tax and other adjustments	—	(1,270)	(220)	—	(1,490)
Adjustment to tax contingencies established in purchase accounting	—	(7,000)	(530)	—	(7,530)
Foreign currency translation and other	4,920	2,720	—	460	8,100
Balance, December 31, 2004	178,250	359,260	50,710	67,860	656,080
Reversal of restructuring reserves established in purchase accounting, net of of tax	—	(380)	—	—	(380)
Adjustment to tax contingencies established in purchase accounting	(1,290)	(2,110)	(370)	(520)	(4,290)
Foreign currency translation and other	(7,520)	730	—	160	(6,630)
Balance, December 31, 2005	$169,440	$357,500	$50,340	$67,500	$644,780

The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2005 and 2004 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of December 31, 2005		As of December 31, 2004
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(13,330)	$26,500	$(10,710)
15 – 25 years	104,360	(22,660)	104,740	(16,970)
40 years	67,580	(8,600)	67,310	(6,990)
Total customer relationships	198,440	(44,590)	198,550	(34,670)
Technology and other:
1 – 15 years	25,900	(13,790)	25,060	(12,690)
17 – 30 years	39,300	(8,950)	38,720	(4,610)
Total technology and other	65,200	(22,740)	63,780	(17,300)
Trademark/Trade names	63,350	(4,440)	62,640	(3,800)
	$326,990	$(71,770)	$324,970	$(55,770)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Effective January 1, 2004, in conjunction with estimating useful lives and valuing identified intangible assets acquired in the acquistion of HammerBlow and Highland, the Company also reviewed the estimated useful lives of its existing trademarks/trade names. Because it is the Company’s intent to maintain and continue to support, develop and market these trademarks/trade names in the future, the Company revised the useful life of such trademarks/trade names from 40 years to an indefinite life, and discontinued amortization of these intangibles prospectively. Had these intangible assets not been amortized in prior years, annual amortization expense would have been reduced approximately $1.4 million.

Amortization expense related to technology and other intangibles was approximately $4.8 million, $6.1 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $10.4 million, $13.4 million and $20.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations. Amortization expense related to trademarks and trade names was approximately $1.2 million for the year ended December 31, 2003 and is included in selling, general and administrative expense in the accompanying statement of operations. Included in these amounts are non-cash charges of $0.4 million, $0.6 million and $5.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, to write-off customer relationship intangibles, as the Company no longer maintains a sales relationship with several customers as a result of business or other financial considerations.

Estimated amortization expense for the next five fiscal years beginning after December 31, 2005 is as follows: 2006 - $13.8 million; 2007 - $13.8 million; 2008 - $13.1 million; 2009 - $13.0 million, and; 2010 - $12.3 million.

8.    Restructurings

The Company adopted restructuring plans and established purchase accounting and restructuring reserves at certain of its business units. Activity related to these plans and spending against such reserves during the years ended December 31, 2005 and 2004 is summarized below:

(in thousands)	Severance	Closure Costs and Other	Total
Reserve at December 31, 2003	$5,140	$1,380	$6,520
Establishment of reserves	2,190	—	2,190
Cash payments	(4,250)	(210)	(4,460)
Non-cash reversal of reserves	(2,060)	(640)	(2,700)
Reserve at December 31, 2004	1,020	530	1,550
Establishment of reserves	1,220	—	1,220
Cash payments	(1,760)	(380)	(2,140)
Non-cash reversal of reserves	(180)	(130)	(310)
Reserve at December 31, 2005	$300	$20	$320

Of the $1.2 million and $2.2 million reserves established during 2005 and 2004, $0.3 million and $1.3 million is included in cost of sales, respectively. For the years 2005 and 2004, $0.9 million is included in selling, general and administrative expense in the accompanying statement of operations.

During the fourth quarter of 2005, the Company implemented actions to close two facilities within our Cequent Transportation Accessories segment. In the first instance we closed our Albion, Indiana wiring facility and relocated these operations to our facilities in Reynosa, Mexico. We also closed our Sheffield, Pennsylvania distribution/manufacturing facility and consolidated distribution activities in our South Bend, Indiana distribution center and outsourced the manufacturing activities to third party suppliers. Severance costs accrued at December 31, 2005 and expected to be paid in 2006 related to these actions approximated $0.1 million.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

During the second quarter of 2005, the Company’s Cequent Transportation Accessories segment rationalized certain back office engineering, marketing and general and administrative support personnel at certain of its locations, resulting in the elimination of approximately 30 positions as of June 30, 2005. The serverance costs were fully paid by the end of the fourth quarter of 2005.

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

During the second quarter of 2004, the Company adopted a plan to cease manufacturing operations at a facility within the Cequent Transportation Accessories segment and convert the facility into a distribution center. The manufacturing operations were consolidated into an existing facility. This action resulted in the elimination of approximately 70 positions, of which approximately 60 were eliminated as of December 31, 2004. The severance and facility costs are expected to be fully paid by the end of the second quarter of 2006.

During the second quarter of 2003, in conjunction with the acquisition of Fittings, the Company adopted a plan to close one additional manufacturing facility within its Fastening Systems segment and consolidate those operations into Fastening Systems' remaining three manufacturing facilities. These actions resulted in the elimination of approximately 160 positions. Additional severance amounts were added to the restructuring reserve during 2004 and 2005 as certain employees earned additional severance benefits based on contingency arrangements in their severance agreements. The remaining severances were paid out in the fourth quarter of 2005.

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

9.    Accounts Receivable Securitization

As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. (‘‘TSPC’’), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.9 million, $1.9 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company’s funding under the facility was approximately $37.3 million and $48.0 million, respectively, with an additional $16.1 million and $0.2 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $65.3 million and $70.1 million, at December 31, 2005 and 2004, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of December 31, 2005 and 2004, the financing costs were based on an average liquidation period of the portfolio of approximately 1.4 months in both 2005 and 2004, and average discount rate of 3.3% and 3.5%, at December 31, 2005 and 2004, respectively.

In December 2005, the Company sold an undivided interest in approximately $1.1 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value of approximating 3.6%.

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

10.    Inventories

Inventories consist of the following components:

(in thousands)	December 31, 2005	December 31, 2004
Finished goods	$69,650	$77,400
Work in process	19,350	21,090
Raw materials	60,210	56,250
Total inventories	$149,210	$154,740

11.    Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	December 31, 2005	December 31, 2004
Land and land improvements	$3,610	$4,870
Buildings	44,440	53,030
Machinery and equipment	206,540	189,880
	254,590	247,780
Less: Accumulated depreciation	89,960	70,450
Property and equipment, net	$164,630	$177,330

Depreciation expense was approximately $21.9 million, $20.6 million and $22.3 million for the years ended December 31, 2005, 2004 and 2003.

In 2005, the Company recorded an impairment charge of approximately $3.0 million in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS No. 144), ‘‘Accounting for the Impairment or Disposal of Long-Lived Assets.’’ This charge relates to the write-down of the net book value of land, building and certain equipment within the Cequent Transportation Accessories segment in connection with the closing of their Bargman and Sheffield facilities.

In the fourth quarter of 2004, the Company recorded an impairment charge of approximately $2.4 million in accordance with the provisions of SFAS No. 144. Of this amount, approximately $2.3 million related to the write-down of a building and certain equipment as a result of the consolidation of two exisiting facilities within the Industrial Specialties segment into a single facility. This consolidation activity was initiated as a result of a 2003 restructuring plan and was completed during the fourth quarter of 2004.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

12.    Accrued Liabilities

(in thousands)	December 31, 2005	December 31, 2004
Self-insurance	$15,500	$14,830
Vacation, holiday and bonus	14,820	15,480
Other	32,480	31,460
Total accrued liabilities	$62,800	$61,770

13.    Long-term Debt

The Company's long-term debt consists of the following at December 31, 2005 and 2004:

(in thousands)	December 31, 2005	December 31, 2004
Bank debt	$260,350	$301,710
Non-U.S. bank debt	30,960	—
9 7/8% subordinated notes, due June 2012	436,370	436,210
Other	—	100
	727,680	738,020
Less: Current maturities, long-term debt	15,920	2,990
Long-term debt	$711,760	$735,030

Bank Debt

The Company is a party to a credit facility (‘‘Credit Facility’’) with a group of banks consisting of a $335.0 million term loan which matures December 31, 2009. As of December 31, 2005 and 2004 $260.3 million and $301.7 million, respectively, were outstanding. The Company amended the Credit Facility on December 17, 2003, December 21, 2004, September 29, 2005 and December 20, 2005 principally to modify certain restrictive financial covenants and to allow our foreign subsidiaries to incur debt. The term loan is payable in quarterly installments of approximately $0.6 million. In addition to the term loan, the Credit Facility includes an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. The Credit Facility allows the Company to issue letters of credit, not to exceed $45.0 million in aggregate, against revolving credit facility commitments. At December 31, 2005 and 2004, the Company had letters of credit of approximately $43.7 million and $27.1 million, respectively, issued and outstanding. The Company pays a commitment fee, ranging from 0.50% to 0.75%, with respect to unused principal commitments, net of letters of credit issued, under the Credit Facility. The obligations under the Credit Facility are collateralized by substantially all of the Company's assets and unconditionally and irrevocably guaranteed jointly and severally by TriMas Corporation, the parent company, and each of the borrowers existing and subsequently acquired or organized domestic subsidiaries, other than TSPC, pursuant to the terms of a separate guarantee agreement. Although no foreign subsidiaries are currently borrowers under the Credit Facility, such entities may borrow under the facility in the future.

Borrowings under the Credit Facility bear interest at the Company's option at either a base rate used by JPMorgan Chase Bank, plus an applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods (or nine or twelve month periods if, at the time of the borrowing, all lenders agree to make such a duration available), plus an applicable margin. The applicable margin on borrowings is subject to change, depending on the Company's Leverage Ratio, as defined, and is 2.50% on base rate loans and 3.50% on Eurodollar loans at December 31, 2005. The effective interest rate on Credit Facility borrowings was 8.03% and 5.69% at December 31, 2005 and 2004, respectively.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of the exchange notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $757.5 million and $812.8 million at December 31, 2005 and 2004, respectively, are presented in the financial information in Note 22. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2005 and 2004.

At December 31, 2005, we had $4.1 million outstanding under our revolving Credit Facility and had an additional $102.2 million potentially available to us after giving effect to approximately $43.7 million of letters of credit issued to support our ordinary course needs. However, after consideration of leverage restrictions contained in our Credit Facility, only $51.0 million of borrowing capacity is available to us under our revolving Credit Facility and accounts receivable securitization facility for general corporate purposes.

Non-U.S. bank debt

In the fourth quarter of 2005, three of the Company’s foreign subsidiaries entered into debt agreements with their local banks, in connection with the Company's plan to repatriate funds from certain of its foreign subsidiaries in accordance with Internal Revenue Code §965 and the American Jobs Creation Act of 2004. As part of the repatriation transactions, the Company, through certain of its foreign subsidiaries, incurred additional debt of approximately $31.0 million, the aggregate proceeds of which were repatriated to the U.S. and used to pay down the outstanding balance of the bank debt.

In the United Kingdom we entered into a revolving debt agreement in the amount of $6.7 million at a rate of 1.2% above the bank’s base rate which was 5.7% at December 31, 2005 and expiring October 31, 2006. The debt is secured by the Company’s letter of credit as mentioned above.

In Italy we entered into a debt agreement in the amount of $5.9 million at a rate of 0.75% above the EURIBOR (Euro Interbank Offered Rate) rate which was 3.22% at December 31, 2005 and will be recalculated every three months. The debt agreement has a term of seven years and is secured by the land and buildings of the business unit.

In Australia we entered into a debt agreement in the amount of $20.0 million. The $20.0 million is based on 30, 60, or 90 day revolver terms. At December 31, 2005, $16.9 million was drawn at 90 day rates and $1.5 million was drawn at 30 day rates which were 5.94% and 5.89%, respectively. This debt agreement matures December 31, 2010 and is secured by substantially all the assets of the Company’s Cequent Australia business unit. In addition to securing the assets, the business unit must also meet certain financial ratio and reporting covenants on an annual basis.

Notes

The Company issued two tranches of its 9 7/8% senior subordinated notes due 2012 pursuant to its bond indenture dated June 6, 2002 ("Notes"). In June 2002, the Company issued $352.8 million face

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

value of Notes at a discount of $2.7 million. In December 2002, the Company issued an additional $85.0 million face value Notes at a premium of $0.9 million. In each instance, the Notes were issued in a private placement under Rule 144A of the Securities Act of 1933, as amended. These Notes were subsequently registered pursuant to registration statements that were declared effective in February 2003 and July 2003, respectively. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of TriMas, including amounts outstanding under the Credit Facility. The Notes are pari passu in right of payment with all existing and future unsecured senior subordinated indebtedness of TriMas and are unconditionally guaranteed by all of the Company's domestic subsidiaries that are direct borrowers under the Credit Facility. Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15. At December 31, 2005, the unamortized discount was $2.1 million and the unamortized premium was $0.7 million.

The Notes are not redeemable prior to June 15, 2007. After June 15, 2007, TriMas may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	104.938%
2008	103.292%
2009	101.646%
2010 and thereafter	100.000%

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2005, the Company was in compliance with all such covenant requirements.

For the years ended December 31, 2005 and 2004, the Company has capitalized debt issuance costs paid of approximtately $20.9 million and $18.7 million, respectively, associated with the Credit Facility. For the years ended December 31, 2005 and 2004, the Company has capitalized debt issuance costs paid of approximately and $19.5 million, for both years, associated with the Notes. These amounts consist primarily of legal, accounting and transaction advisory fees, and facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the term of the Credit Facility and Notes, respectively. Unamortized debt issuance costs of approximately $12.5 million and $13.2 million related to the Credit Facility and approximately $12.7 million and $14.7 million related to the Notes are included in other assets in the accompanying balance sheet at December 31, 2005 and 2004, respectively.

Future maturities of the face value of long-term debt at December 31, 2005 are as follows:

Year Ending December 31:	(in thousands)
2006	$15,920
2007	9,110
2008	7,110
2009..	249,340
2010	8,170
Thereafter	439,440
Total	$729,090

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

14.    Leases

TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $17.2 million in 2005, $16.5 million in 2004 and $13.2 million in 2003.

During 2003, the Company entered into sale-leaseback arrangements with third-party lenders for certain of its machinery and equipment and facilities. These leases are accounted for as operating leases. The Company has an eight year lease term with respect to machinery and equipment which requires annual lease payments of approximately $8.2 million. The Company has a fifteen year lease term with respect to a leaseback of three facilities which require annual lease payments of approximately $1.7 million. The proceeds from these transactions were applied against outstanding balances under the Company's revolving Credit Facility. In connection with these sale-leaseback transactions, the Company recognized losses during 2003 of approximately $10.2 million. The loss on disposition of property and equipment is separately identified in the accompanying statement of operations for all periods presented.

In the first quarter 2002, the Company entered into sale-leaseback arrangements with a third-party lender for certain facilities utilized by the Company. The 20 year lease term continues until 2022 and requires annual lease payments of approximately $2.7 million per year. The proceeds from these transactions were applied against the Metaldyne Corporation net investment and advance balance.

Minimum payments for operating leases, including those related to discontinued operations, having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2005 are summarized below:

Year Ended December 31:	(in thousands)
2006	$21,690
2007	21,410
2008	20,270
2009	19,070
2010	18,540
Thereafter	74,660
Total	$175,640

15.    Commitments and Contingencies

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

As of February 28, 2006, we were a party to approximately 1,609 pending cases involving an aggregate of approximately 19,952 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos related litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage in place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage in place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos-related defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers, and the Company's subsidiary.

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

16.    Related Parties

Metaldyne Corporation

Prior to June 6, 2002, the Company was wholly-owned by Metaldyne and participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities. Effective June 6, 2002, the Company entered into a corporate services agreement with Metaldyne under which the Company, in exchange for such services, paid Metaldyne $2.5 million in 2003. The Company did not enter into such a corporate services agreement for either 2005 or 2004.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Effective January 1, 2004, the Company entered into an agreement with Metaldyne whereby TriMas reimbursed Metaldyne approximately $0.4 million primarily for certain software licenses maintained by Metaldyne under an existing agreement. The agreement expired on June 30, 2004.

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas' behalf. Payments made with respect to these obligations approximated $1.8 million and $4.9 million in 2005 and 2004, respectively. During 2005, the Company also settled certain assumed contractual obligations, resulting in an increase in the Company’s liability of approximately $2.8 million. The remaining assumed liabilities of approximately $8.3 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying balance sheet at December 31, 2005.

Subject to certain limited exceptions, Metaldyne and TriMas, retained separate liabilities associated with our respective businesses. Accordingly, we will indemnify and hold Metaldyne harmless from all liabilities associated with us and our subsidiaries and our respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (42.01%) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

Net investment and advances reflect the accumulation of transactions between TriMas and Metaldyne through June 6, 2002 and between Fittings and Metaldyne through May 9, 2003. These transactions included operating results, management fees and advances, and settlement of various contractual obligations.

As a result of the Company's common stock issuance and related transactions completed during the second quarter of 2002, amounts included in Metaldyne Corporation net investment and advances, net of the cash dividend paid and certain subsequent adjustments to reflect finalization of estimated amounts, was reclassified to paid-in capital in the statement of shareholders' equity.

In April 2003, TriMas repurchased one million shares of its common stock from Metaldyne at $20 per share, the same price as it was valued on June 6, 2002.

In May 2003, in connection with the Fittings acquisition, the Company agreed to sublease from Metaldyne the Fittings facility in Livonia, Michigan. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in each of the years ended December 31, 2005 and December 31, 2004.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland at an annual fee of $4.0 million plus expenses. During 2005, 2004 and 2003, Heartland was paid $4.2 million, $4.3 million and $4.6 million, respectively, for such fees and expenses under this agreement and such amounts are included in selling, general and administrative expense in the accompanying statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.4 million per year during 2005, 2004 and 2003. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $8.2 million, $7.5 million and $4.5 million, respectively. These amounts are included in net sales in the accompanying statement of operations.

Collins and Aikman

In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code. As of the date of filing, Collins & Aikman owed the Company approximately $2.3 million dollars, $1.0 million from Collins & Aikman Canada, which was collected, and $1.3 million from the domestic company. As of December 31, 2005, the outstanding Collins & Aikman receivables were fully reserved, and included in assets of discontinued operations held for sale.

17.    Employee Benefit Plans

Pension and Profit-Sharing Benefits

On January 1, 2003, TriMas implemented a defined contribution profit sharing plan for the benefit of substantially all TriMas' domestic salaried and non-union hourly employees. The plan contains both noncontributory profit sharing arrangements and contributory plans, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were $4.6 million, $3.2 million and $3.2 million in 2005, 2004 and 2003, respectively.

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

Postretirement Benefits

TriMas provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. As a part of the recapitalization on June 6, 2002, the Company assumed a liability of approximately $0.3 million related to a postretirement benefit plan specific to a TriMas location. In addition, the Company closed a plant in 2002 and terminated certain of the employees, thereby yielding a curtailment gain of approximately $0.3 million. In 2005, the Company assumed an additional $2.8 million post-retirement benefits liability from Metaldyne related to four retiree plans that remain the obligation of TriMas when the Company spun off from Metaldyne in 2002.

Plan assets, expenses and obligations for pension and post-retirement benefit plans, which are disclosed in this footnote, include both continuing and discontinued operations.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees includes the following components:

	(in thousands)
	Pension Benefit			Postretirement Benefit
	2005	2004	2003	2005	2004	2003
Service costs	$580	$770	$730	$110	$100	$80
Interest costs	1,640	1,680	1,570	400	370	420
Expected return on plan assets	(1,810)	(1,810)	(1,590)	—	—	—
Amortization of prior-service cost	10	10	20	—	—	—
Curtailment (gain) loss	—	—	890	—	—	—
Settlement loss	670	410	—	—	—	—
Amortization of net loss	350	180	70	70	70	110
Net periodic benefit cost	$1,440	$1,240	$1,690	$580	$540	$610

The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans at December 31 are as follows:

	Pension Benefit			Postretirement Benefit
	2005	2004	2003	2005	2004	2003
Discount rate for obligations	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Discount rate for benefit costs	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long term rate of return on plan assets	9.00%	9.00%	9.00%	N/A	N/A	N/A

The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the non-U. S. defined benefit pension plans at December 31 are as follows:

	Pension Benefit
	2005	2004	2003
Discount rate for obligations	5.35%	6.15%	6.20%
Discount rate for benefit costs	6.15%	6.20%	6.90%
Rate of increase in compensation levels	3.75%	3.65%	3.65%
Expected long term rate of return on plan assets	8.50%	8.55%	8.80%

The following provides a reconciliation of the changes in TriMas' defined benefit pension plans and postretirement benefit plans' projected benefit obligations and fair value of assets covering foreign employees and union hourly employees for each of the years ended December 31, 2005 and 2004 and the funded status as of December 31, 2005 and 2004:

	(in thousands)
	Pension Benefit		Postretirement Benefit
Changes in Projected Benefit Obligations	2005	2004	2005	2004
Benefit obligations at January 1	$(29,350)	$(27,960)	$(6,020)	$(6,870)
Service cost	(580)	(770)	(110)	(100)
Interest cost	(1,640)	(1,680)	(400)	(370)
Participant contributions	(90)	(80)	(90)	(80)
Actuarial loss	(2,050)	(860)	(690)	850
Benefit payments	3,330	2,810	840	550
Assumption of liabilities from Metaldyne	—	—	(2,830)	—
Change in foreign currency	950	(810)	—	—
Projected benefit obligations at December 31	$(29,430)	$(29,350)	$(9,300)	$(6,020)
Accumulated benefit obligations at December 31	$(28,540)	$(28,440)	$(9,300)	$(6,020)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

	(in thousands)
	Pension Benefit		Postretirement Benefit
Changes in Plan Assets	2005	2004	2005	2004
Fair value of plan assets at January 1	$21,100	$18,820	$—	$—
Actual return on plan assets	2,930	1,960	—	—
Employer contributions	2,110	2,110	740	470
Participant contributions	90	80	100	80
Benefit payments	(3,330)	(2,810)	(840)	(550)
Change in foreign currency	(670)	940	—	—
Fair value of plan assets at December 31	$22,230	$21,100	$—	$—

	(in thousands)
	Pension Benefit		Postretirement Benefit
Funded Status	2005	2004	2005	2004
Plan assets less than projected benefits at December 31	$(7,180)	$(8,250)	$(9,300)	$(6,020)
Unrecognized prior-service cost	60	60	—	—
Unrecognized net loss	8,400	8,750	2,090	1,480
Net asset (liability) recognized at December 31	$1,280	$560	$(7,210)	$(4,540)

	(in thousands)
	Pension Benefit		Postretirement Benefit
Components of the Net Asset Recognized	2005	2004	2005	2004
Prepaid benefit cost	$4,710	$4,370	$—	$—
Accrued benefit liability	(10,410)	(10,760)	(7,210)	(4,540)
Intangible asset	60	60	—	—
Accumulated other comprehensive loss	6,920	6,890	—	—
Net asset (liability) recognized at December 31	$1,280	$560	$(7,210)	$(4,540)

	(in thousands)
	Pension Benefit		Postretirement Benefit
Plans with Benefit Obligation Exceeding Plan Assets	2005	2004	2005	2004
Benefit obligation	$26,440	$26,320	$9,300	$6,020
Plan assets	15,290	14,860	—	—
Benefit obligation in excess of plan assets	$11,150	$11,460	$9,300	$6,020

The Company expects to make contributions of approximately $2.3 million to fund its pension plan and $0.6 million to fund its other postretirement benefit plan during 2006.

Plan Assets

The weighted average asset allocation of the Company's pension plans and postretirement benefit plans assets at September 30, 2005 and 2004 were as follows:

	Pension Benefit		Postretirement Benefit
	2005	2004	2005	2004
Equity securities	60%	63%	N/A	N/A
Debt securities	38%	37%	N/A	N/A
Real estate	0%	0%	N/A	N/A
Cash	2%	0%	N/A	N/A
Total	100%	100%	N/A	N/A

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Estimated Future Benefit Payments.    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	(in thousands)
	Pension Benefit	Postretirement Benefit
2006	$1,640	$620
2007	1,410	620
2008	1,560	630
2009	1,650	620
2010	1,700	610
Years 2011-2015	9,120	2,770

The discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2005 and 6.00% in 2004. The measurement date used is September 30. The assumed health care cost trend rate in 2005 was 9.00%, decreasing to an ultimate rate in 2013 of 5.00%. If the assumed medical cost trend rates were increased by 1.0%, the accumulated postretirement benefit obligations would increase by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by $80,000. If the assumed medical cost trend rates were decreased by 1.0%, the accumulated postretirement benefit obligations would decrease by $0.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by $60,000. The Company expects to receive employee contributions of approximately $0.1 million and to make contributions of approximately $0.6 million to fund its post-retirement benefit obligations in 2006.

18.    Stock Options and Awards

In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the ‘‘Plan’’), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of December 31, 2005, the Company has 1,946,123 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and an exercise price from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

A summary of the status of our options as of December 31, 2005 and 2004, and changes during the years then ended, is presented below:

	2005	2004
Outstanding at January 1	1,826,117	1,717,567
Granted	531,160	150,380
Exercised	—	—
Cancelled	(411,154)	(41,830)
Outstanding at December 31	1,946,123	1,826,117
Weighted-average useful life at December 31	7.0 years	7.8 years
Options exercisable at December 31	—	—

The Company recorded approximately $0.3 million and $0.6 million during the years ended December 31, 2005 and 2004, respectively, in non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company’s estimate of fair value of the underlying stock. This non-cash compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

During 2005, the Company issued 531,160 options with a weighted average fair value at the date of grant of $4.19 per option. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4.41%, and expected volatility of 30%.

Prior to the Metaldyne recapitalization, Metaldyne's Long Term Stock Incentive Plan provided for the issuance of stock-based incentives. Certain of TriMas' salaried employees were holders of restricted stock awards issued under that plan. Under the terms of the Metaldyne recapitalization agreement, those shares became free of restriction and vested in four equal installments as of the closing of the recapitalization and January of 2002, 2003 and 2004. Holders of restricted stock could elect to receive all of the installment in common shares of Metaldyne stock, 40% in cash and 60% in common shares of Metaldyne stock, or 100% in cash. The number of shares or cash to be received increased by 6% per annum from the stated $16.90 per share value. TriMas was charged directly by Metaldyne for the interest accretion on the stock awards. TriMas' portion of compensation expense, including interest accretion, for the vesting of long-term stock awards was approximately $4.8 million in 2003. TriMas did not recognize any compensation expense related to this plan in 2005 and 2004 and obligations accrued related thereto were fully paid in 2004.

19.    Segment Information

TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. TriMas has four operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company’s consolidated revenues.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Fastening Systems — Fasteners, specialized fittings and cold-headed parts used in automotive applications, and highly engineered specialty fasteners for the domestic and international aerospace industry.

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (‘‘Adjusted EBITDA’’) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. Legacy restricted stock award expense represents a contractual obligation resulting from the November 2000 acquisition of Metaldyne by Heartland and was fully paid in January 2004. For purposes of this Note, the Company defines operating net assets as total assets less current liabilities.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	For the Year Ended December 31
(in thousands)	2005	2004	2003
Net Sales
Rieke Packaging Systems	$134,000	$129,220	$119,100
Cequent Transportation Accessories	515,230	511,300	427,410
Industrial Specialties	298,160	248,680	217,890
Fastening Systems	62,730	50,480	48,030
Total	$1,010,120	$939,680	$812,430
Adjusted EBITDA
Rieke Packaging Systems	$36,500	$39,000	$37,250
Cequent Transportation Accessories	49,220	70,260	57,740
Industrial Specialties	39,890	29,680	31,560
Fastening Systems	17,990	11,050	8,320
Corporate expenses and management fees	(25,490)	(23,860)	(20,140)
Total	$118,110	$126,130	$114,730
Depreciation and Amortization
Rieke Packaging Systems	$9,340	$8,600	$10,860
Cequent Transportation Accessories	18,020	18,070	19,300
Industrial Specialties	7,200	7,150	10,590
Fastening Systems	2,350	2,140	2,400
Corporate	210	240	380
Total	$37,120	$36,200	$43,530
Impairment of Assets and Goodwill
Cequent Transportation Accessories	$2,960	$100	$—
Industrial Specialties	—	2,280	7,600
Total	$2,960	$2,380	$7,600
Operating Profit
Rieke Packaging Systems	$28,980	$29,970	$25,300
Cequent Transportation Accessories	28,900	51,610	37,370
Industrial Specialties	32,630	20,200	7,460
Fastening Systems	15,630	8,910	4,820
Corporate expenses and management fees	(22,040)	(22,000)	(20,550)
Legacy stock award expense	—	—	(4,830)
Total	$84,100	$88,690	$49,570
Operating Net Assets
Rieke Packaging Systems	$336,310	$355,010	$270,650
Cequent Transportation Accessories	633,610	656,460	672,140
Industrial Specialties	154,840	159,250	171,210
Fastening Systems	81,650	79,510	185,720
Corporate	(18,300)	(26,070)	7,990
Total	$1,188,100	$1,224,160	$1,307,710
Capital Expenditures
Rieke Packaging Systems	$8,470	$14,740	$11,280
Cequent Transportation Accessories	7,390	12,830	7,390
Industrial Specialties	3,180	5,730	5,580
Fastening Systems	1,230	2,750	910
Corporate	70	280	240
Total	$20,340	$36,330	$25,400

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company's export sales approximated $103.9 million, $83.4 million and $73.6 million in 2005, 2004, and 2003, respectively.

The following table presents the TriMas non-United States (U.S.) revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-U.S. country for which revenue and net assets were material to the combined revenues and net assets of TriMas taken as a whole.

	For the Year Ended December 31
	2005		2004		2003
(in thousands)	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
Europe	$48,770	$85,530	$51,370	$98,570	$47,110	$90,930
Australia	56,960	98,700	50,250	33,680	39,230	27,680
Asia	3,780	6,980	1,420	5,740	250	750
Other North America	64,420	63,670	87,170	61,390	74,090	72,010
Total non-U.S.	$173,930	$254,880	$190,210	$199,380	$160,680	$191,370

20.    Income Taxes

	For the Year Ended December 31
(in thousands)	2005	2004	2003
Income (loss) from continuing operations before income tax expense:
Domestic	$(7,800)	$(14,990)	$(38,200)
Foreign	10,600	34,930	22,730
Income (loss) from continuing operations before income tax expense	$2,800	$19,940	$(15,470)
Current expense:
Federal	$1,350	$—	$210
State and local	1,620	2,890	2,130
Foreign	4,050	11,280	8,020
Deferred expense (benefit):
Federal	(6,260)	(7,570)	(7,830)
Foreign	1,160	(670)	80
Income tax expense:	$1,920	$5,930	$2,610

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

The components of deferred taxes at December 31, 2005 and 2004 are as follows:

(in thousands)	2005	2004
Deferred tax assets:
Inventories	$6,610	$4,500
Accounts receivable	2,730	2,570
Accrued liabilities and other long-term liabilities	29,930	29,420
Net operating loss carryforward	27,460	28,010
Gross deferred tax asset	66,730	64,500
Valuation allowances	(2,980)	(790)
Net deferred tax asset	63,750	63,710
Deferred tax liabilities:
Property and equipment	(21,260)	(28,550)
Intangible assets	(115,590)	(136,790)
U.S. tax on undistributed foreign earnings	—	(3,100)
Other, principally prepaid expenses	(2,760)	(11,280)
Gross deferred tax liability	(139,610)	(179,720)
Net deferred tax liability	$(75,860)	$(116,010)

As of December 31, 2005 and 2004, net deferred taxes are classified in the accompanying balance sheet as follows:

	2005			2004
(in thousands)	Current	Long-term	Total	Current	Long-term	Total
Deferred tax assets	$20,350	$43,400	$63,750	$18,870	$44,840	$63,710
Deferred tax liabilities	(230)	(139,380)	(139,610)	(1,340)	(178,380)	(179,720)
Net deferred taxes	$20,120	$(95,980)	$(75,860)	$17,530	$(133,540)	$(116,010)

The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) from continuing operations before income taxes:

(in thousands)	2005	2004	2003
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$980	$6,980	$(5,410)
State and local taxes, net of federal tax benefit	340	860	1,050
Higher effective foreign tax rate	(1500)	(850)	80
U.S. tax on undistributed foreign earnings	370	—	3,100
Extraterritorial income exclusion	(1,020)	(1,220)	(340)
Goodwill impairment	—	—	2,660
Non-deductible expenses	200	290	200
Valuation allowance	2,190	460	330
Other, net	360	(590)	940
Income taxes	$1,920	$5,930	$2,610

Through June 6, 2002, the Company's results were included in Metaldyne's consolidated income tax returns and the provision for income tax expense (benefit) has been calculated as if the Company filed a separate income tax return(s). As a result of the common stock issuance and related financing

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

transactions that occurred on June 6, 2002, the Company no longer files a consolidated return with Metaldyne and its subsidiaries for U.S. Federal and for certain states’ income tax purposes after such date.

Liabilities for U.S. federal and state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne. Under the terms of the TriMas stock purchase agreement, the income of the Company through June 6, 2002 (inclusive of interest push-down) was absorbed by the Metaldyne and subsidiaries consolidated loss and the Company was not required to reimburse Metaldyne.

As of December 31, 2005, the Company has unused U.S. net operating loss (‘‘NOL’’) carryforwards of approximately $64.4 million which expire between 2022 and 2025. Additionally, the Company has approximately $6.7 million of various state operating loss carryforwards that expire over a variety of dates through 2025.

Liabilities for U.S. federal and consolidated state income taxes for the periods prior to June 6, 2002 were payable to Metaldyne. TriMas is required to reimburse Metaldyne for the utilization of $8.7 million of the U.S. NOL as it occurs. A $3.0 million payable to Metaldyne was recorded in relation to such NOL. Metaldyne filed an amended 2001 tax return, adjusting the amount of the U.S. NOL allocated to TriMas as stated in the prior year. The amended tax filing increased the NOL allocable to TriMas by $2.3 million and increased the associated payable to Metaldyne by $0.8 million.

The Company has recorded a valuation allowance of $3.0 million against certain deferred tax assets at December 31, 2005. The valuation allowance was determined in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109 (SFAS No. 109), ‘‘Accounting for Income Taxes,’’ which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance, on a jurisdiction-by-jurisdiction basis.

The American Jobs Creation Act of 2004, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain non-U.S. earnings repatriated in 2005. The Company finalized it’s analysis during the third quarter 2005 and executed its plans during the fourth quarter of 2005.  The Company made a dividend distribution of approximately $55.8 million from accumulated earnings and profits.  Prior to 2005, the Company had provided for applicable federal taxes of approximately $3.1 million on the anticipated repatriation of foreign earnings.  The 2005 dividend resulted in the company recording an additional tax expense of approximately $0.4 million in the current year related to federal taxes on foreign accumulated earnings and profits.

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2005, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $96.1 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Cash taxes paid with respect to state and foreign jurisdictions were $12.6 million, $10.2 million and $8.5 million in 2005, 2004 and 2003, respectively.

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

21.    Summary Quarterly Financial Data

(unaudited, in thousands)	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$262,370	$271,860	$248,460	$227,430
Gross profit	65,100	68,820	60,060	53,430
Income (loss) from continuing operations	2,930	4,900	2,420	(9,370)
Loss from discontinued operations, net of income taxes	(430)	(850)	(2,190)	(42,870)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(420)
Net income (loss)	2,500	4,050	230	(52,660)

(unaudited, in thousands)	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$235,160	$260,210	$230,360	$213,950
Gross profit	65,310	77,880	62,370	51,750
Income (loss) from continuing operations	5,670	13,690	1,440	(6,790)
Income (loss) from discontinued operations, net of income taxes	(3,450)	(4,730)	730	(8,750)
Net income (loss)	2,220	8,960	2,170	(15,540)

22.    Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

Under an indenture dated June 6, 2002, TriMas Corporation, the parent company (‘‘Parent’’), issued 9 7/8% senior subordinated notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries (‘‘Guarantor Subsidiaries’’). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantees are full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes (‘‘Non-Guarantor Subsidiaries’’). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Receivables, net	—	77,000	12,960	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,840	17,370	—	149,210
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets	—	6,160	890	—	7,050
Assets of discontinued operations held for sale	—	45,590	—	—	45,590
Total current assets	—	280,550	35,620	(510)	315,660
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,560	51,070	—	164,630
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440
Total assets	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$4,690	$11,230	$—	$15,920
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne	—	4,850	—	—	4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410
Total current liabilities	1,920	186,460	45,360	(510)	233,230
Long-term debt	436,370	255,670	19,720	—	711,760
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	438,290	578,820	80,070	(17,970)	1,079,210
Total shareholders' equity	349,300	757,450	133,230	(890,680)	349,300
Total liabilities and shareholders' equity	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(in thousands)

	As of December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$520	$2,570	$—	$3,090
Receivables, net	—	50,580	27,010	(3,750)	73,840
Receivables, intercompany	—	5,270	—	(5,270)	—
Inventories, net	—	129,090	25,650	—	154,740
Deferred income taxes	—	17,210	320	—	17,530
Prepaid expenses and other current assets	—	6,900	1,090	—	7,990
Assets of discontinued operations held for sale	—	112,960	—	—	112,960
Total current assets	—	322,530	56,640	(9,020)	370,150
Investments in subsidiaries	812,820	133,010	—	(945,830)	—
Property and equipment, net	—	126,070	51,260	—	177,330
Goodwill	—	542,370	113,710	—	656,080
Intangibles and other assets	30,470	318,640	22,760	(53,230)	318,640
Total assets	$843,290	$1,442,620	$244,370	$(1,008,080)	$1,522,200
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,990	$—	$—	$2,990
Accounts payable, trade	—	84,720	32,950	—	117,670
Accounts payable, intercompany	—	—	5,270	(5,270)	—
Accrued liabilities	1,920	52,620	11,380	(4,150)	61,770
Due to Metaldyne	—	2,650	—	—	2,650
Liabilities of discontinued operations	—	28,810	—	—	28,810
Total current liabilities	1,920	171,790	49,600	(9,420)	213,890
Long-term debt	436,210	299,440	50,360	(50,980)	735,030
Deferred income taxes	—	124,140	11,250	(1,850)	133,540
Other long-term liabilities	—	30,170	150	—	30,320
Due to Metaldyne	—	4,260	—	—	4,260
Total liabilities	438,130	629,800	111,360	(62,250)	1,117,040
Total shareholders' equity	405,160	812,820	133,010	(945,830)	405,160
Total liabilities and shareholders' equity	$843,290	$1,442,620	$244,370	$(1,008,080)	$1,522,200

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$874,750	$185,140	$(49,770)	$1,010,120
Cost of sales	—	(668,980)	(143,500)	49,770	(762,710)
Gross profit	—	205,770	41,640	—	247,410
Selling, general & administative expenses	—	(135,720)	(23,940)	—	(159,660)
Loss on dispositions of property and equipment	—	(640)	(50)	—	(690)
Impairment of assets	—	(2,960)	—	—	(2,960)
Operating profit	—	66,450	17,650	—	84,100
Other income (expense), net: Interest expense	(42,660)	(29,820)	(2,830)	100	(75,210)
Other expense, net	(1,080)	(1,900)	(3,010)	(100)	(6,090)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(43,740)	34,730	11,810	—	2,800
Income tax (expense) benefit	17,460	(13,120)	(6,260)	—	(1,920)
Equity in net income (loss) of subsidiaries	(19,600)	5,550	—	14,050	—
Income (loss) from continuing operations	(45,880)	27,160	5,550	14,050	880
Loss from discontinued operations	—	(46,340)	—	—	(46,340)
Cumulative effect of change in accounting principle	—	(420)	—	—	(420)
Net income (loss)	$(45,880)	$(19,600)	$5,550	$14,050	$(45,880)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$767,500	$197,510	$(25,330)	$939,680
Cost of sales	—	(565,340)	(142,360)	25,330	(682,370)
Gross profit	—	202,160	55,150	—	257,310
Selling, general and administrative expenses	—	(144,900)	(19,990)	—	(164,890)
Loss on dispositions of property and equipment	—	(660)	(690)	—	(1,350)
Impairment of assets	—	(2,380)	—	—	(2,380)
Operating profit	—	54,220	34,470	—	88,690
Other income (expense), net: Interest expense	(43,750)	(23,340)	(5,560)	5,000	(67,650)
Other income (expense), net	(1,630)	670	4,860	(5,000)	(1,100)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(45,380)	31,550	33,770	—	19,940
Income tax (expense) benefit	15,820	(12,020)	(9,730)	—	(5,930)
Equity in net income (loss) of subsidiaries	27,370	24,040	—	(51,410)	—
Income (loss) continuing operations	(2,190)	43,570	24,040	(51,410)	14,010
Income (loss) discontinued operations	—	(16,200)	—	—	(16,200)
Net income (loss)	$(2,190)	$27,370	$24,040	$(51,410)	$(2,190)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Net sales	$—	$667,290	$162,990	$(17,850)	$812,430
Cost of sales	—	(485,610)	(116,850)	17,850	(584,610)
Gross profit	—	181,680	46,140	—	227,820
Selling, general and administrative expenses	—	(135,450)	(23,010)	—	(158,460)
Loss on dispositions of property and equipment	—	(11,460)	(730)	—	(12,190)
Impairment of goodwill	—	(7,600)	—	—	(7,600)
Operating profit	—	27,170	22,400	—	49,570
Other income (expense), net:
Interest expense	(46,080)	(18,830)	(780)	910	(64,780)
Other income (expense), net	—	2,780	(2,130)	(910)	(260)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(46,080)	11,120	19,490	—	(15,470)
Income tax (expense) benefit	11,150	(5,880)	(7,880)	—	(2,610)
Equity in net income (loss) of subsidiaries	4,000	11,610	—	(15,610)	—
Income (loss) continuing operations	(30,930)	16,850	11,610	(15,610)	(18,080)
Income (loss) discontinued operations	—	(12,850)	—	—	(12,850)
Net income (loss)	$(30,930)	$4,000	$11,610	$(15,610)	$(30,930)

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(43,230)	$25,000	$48,120	$—	$29,890
Cash Flows from Investing Activities:
Capital expenditures	—	(13,640)	(8,030)	—	(21,670)
Proceeds from sales of fixed assets	—	5,030	—	—	5,030
Net cash provided by (used for) investing activities	—	(8,610)	(8,030)	—	(16,640)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on revolving credit facility	—	884,450	—	—	884,450
Repayments of borrowings on revolving credit facility	—	(923,010)	—	—	(923,010)
Issuance of note payable	—	—	30,960	—	30,960
Payment on note payable	—	(2,120)	—	—	(2,120)
Intercompany transfers (to) from subsidiaries	43,230	26,910	(70,140)	—	—
Net cash provided by (used for) financing activities	43,230	(16,660)	(39,180)	—	(12,610)
Cash and Cash Equivalents:
Increase (decrease) for the year	—	(270)	910	—	640
At beginning of year	—	520	2,570	—	3,090
At end of year	$—	$250	$3,480	$—	$3,730

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$ (43,230)	$64,730	$21,120	$—	$42,620
Cash Flows from Investing Activities:
Capital expenditures	—	(33,640)	(9,350)	—	(42,990)
Proceeds from sales of fixed assets	—	1,650	—	—	1,650
Acquisition of businesses, net of cash acquired	—	(5,500)	—	—	(5,500)
Net cash used for investing activities	—	(37,490)	(9,350)	—	(46,840)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facility	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on revolving credit facility	—	839,320	—	—	839,320
Repayments of borrowings on revolving credit facility	—	(826,500)	—	—	(826,500)
Payments on notes payable	—	(8,030)	—	—	(8,030)
Debt issuance costs	—	(1,370)	—	—	(1,370)
Intercompany transfers (to) from subsidiaries	43,230	(31,430)	(11,800)	—	—
Net cash provided by (used for) financing activities	43,230	(30,900)	(11,800)	—	530
Cash and Cash Equivalents:
Decrease for the year	—	(3,660)	(30)	—	(3,690)
At beginning of year	—	4,180	2,600	—	6,780
At end of year	$—	$520	$2,570	$—	$3,090

TRIMAS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(in thousands)

	For the Year Ended December 31, 2003
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$ (42,960)	$54,850	$29,470	$—	$41,360
Cash Flows from Investing Activities:
Capital expenditures	—	(24,910)	(6,780)	—	(31,690)
Proceeds from sales of fixed assets	—	76,180	—	—	76,180
Acquisition of businesses, net of cash acquired	—	(174,800)	(30,970)	—	(205,770)
Net cash used for investing activities	—	(123,530)	(37,750)	—	(161,280)
Cash Flows from Financing Activities:
Proceeds from borrowings on senior credit facility	—	75,000	—	—	75,000
Repayments of borrowings on senior credit facility	—	(42,600)	—	—	(42,600)
Proceeds from borrowings on revolving credit facility	—	390,700	—	—	390,700
Repayments of borrowings on revolving credit facility	—	(390,700)	—	—	(390,700)
Issuance of net payable	—	300	—	—	300
Payments on notes payable	—	(600)	—	—	(600)
Net proceeds from issuance of common stock	35,200	—	—	—	35,200
Repurchase of common stock	(20,000)	—	—	—	(20,000)
Debt issuance costs	(2,150)	—	—	—	(2,150)
Decrease in Metaldyne Corporation net investment and advances	—	(18,890)	—	—	(18,890)
Intercompany transfers (to) from subsidiaries	29,910	(26,920)	(2,990)	—	—
Net cash provided by (used for) financing activities	42,960	(13,710)	(2,990)	—	26,260
Cash and Cash Equivalents:
Decrease for the year	—	(82,390)	(11,270)	—	(93,660)
At beginning of year	—	86,570	13,870	—	100,440
At end of year	$—	$4,180	$2,600	$—	$6,780

[THIS PAGE LEFT INTENTIONALLY BLANK]

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

(a)	As of December 31, 2005, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) as of December 31, 2005, the Company's disclosure controls and procedures were not effective to provide reasonable assurance that they would meet their objectives, and (ii) as more fully described below, taking into account the remedial measures implemented by the Company, as of March 31, 2006 notwithstanding the material weakness described in (b) below, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

(b)	In connection with management's assessment of our internal controls, we, together with our auditors, KPMG LLP, identified a material weakness in internal controls over financial reporting at our industrial fasteners business. The control deficiencies identified related to a lack of timely, complete analysis and documentation in support of inventory valuation and related reserve accounts and incomplete analysis of past due customer accounts receivable and related documentation in support of accounts receivable reserves. The deficiencies noted resulted in adjustments being recorded to correctly state inventory valuation and accounts receivable reserve accounts. As a result of the control deficiencies described herein, management concluded that there was a material weakness in disclosure controls and procedures and controls at this business unit related to proper accounting and reporting of inventory valuation and accounts receivable reserve accounts.

The Company has taken the following steps subsequent to December 31, 2005 to strengthen its disclosure controls and procedures at its industrial fasteners business:

•	Hired a new controller;

•	Have developed and will implement revised accounting processes with respect to the accounting, analysis and reporting of inventory balances, including valuation reserves;

•	Temporarily assigned one financial group controller and provided other supplemental resources, as needed, to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities; and

•	Implemented a revised process to timely review past due accounts receivable for purposes of analyzing collectability and to document and support accounts receivable reserves required in connection with the month-end closing process.

As more fully discussed in Note 5, the Company's industrial fasteners business is reported as discontinued operations.

Changes in disclosure controls and procedures

As more fully disclosed in its Form 10K for the annual period ended December 31, 2004, the Company identified certain control deficiencies in 2004 at its Consumer Products business unit within its Cequent Transportation Accessories segment. Due to the control deficiencies described therein, the Company implemented the actions listed below to strengthen its disclosure controls and procedures at its Consumer Products business unit:

•	Hired a new controller;

•	Revised the monthly closing process to address the control deficiencies noted; and

•	Provided supplemental resources from group and corporate office to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities.

As of December 31, 2005, these remedial actions have been completed.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Samuel Valenti III	60	Executive Chairman of the Board of Directors
Gary M. Banks	55	Director
Charles E. Becker	59	Director
Marshall A. Cohen	71	Director
Arthur W. Huge	60	Director
Timothy D. Leuliette	56	Director
W. Gerald McConnell	42	Director
Eugene A. Miller	68	Director
Daniel P. Tredwell	48	Director
Grant H. Beard	45	President, Chief Executive Officer and Director
E.R. (Skip) Autry, Jr.	51	Chief Financial Officer
Lynn A. Brooks	52	President, Rieke Packaging Systems
Dwayne M. Newcom	45	Vice President, Human Resources
Edward L. Schwartz	44	President, Cequent Transportation Accessories
Joshua A. Sherbin	42	General Counsel and Secretary
Robert J. Zalupski	47	Vice President, Finance and Treasurer

Samuel Valenti III.    Mr. Valenti was elected as Chairman of our board of directors in June 2002 and became Executive Chairman of our board in November 2005. Mr. Valenti is a Senior Advisor to Heartland Industrial Partners, L.P. and Chairman of Valenti Capital LLC. He has been a director and President of Masco Capital Corporation since 1988. Mr. Valenti was formerly Vice President - Investments of Masco Corporation from May 1977 to October 1998. Mr. Valenti is also a director of Metaldyne Corporation.

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

Marshall A. Cohen.    Mr. Cohen was elected as one of our directors in January 2005. He is also a director of American International Group, Inc., Barrick Gold Corporation, Toronto-Dominion Ameritrade, Lafarge Corporation, Metaldyne Corporation and Collins & Aikman Corporation. From November 1988 to September 1996, he was President and Chief Executive Officer and director of the Molson Companies Limited. Mr. Cohen serves on the advisory board of The Blackstone Group L.P.

Arthur W. Huge.    Mr. Huge was elected as one of our directors in January 2005. Since May 2005, Mr. Huge has served as President and Chief Executive Officer of Menasha Corporation. Previously, he

held the position of Vice President and Chief Financial Officer of Menasha Corporation since April 2001. Prior to joining Menasha Corporation, Mr. Huge was the Executive Vice President and Chief Financial Officer at Walter Industries, Inc. from 1999 to 2000. Prior to that, Mr. Huge held several senior level financial positions with the LTV Corporation (‘‘LTV’’), last serving as their Executive Vice President and Chief Financial Officer from 1993 to 1999. Mr. Huge also held a number of senior financial positions with Bethlehem Steel Corporation prior to joining LTV Corporation. Mr. Huge is a member of Financial Executives International and Registered Professional Engineer (in Maryland).

Timothy D. Leuliette.    Mr. Leuliette was elected as one of our directors in June 2002, and currently serves as Metaldyne Corporation's Chairman, President and Chief Executive Officer. He is the former Vice Chairman of Detroit Diesel Corp. and has spent 27 years in management of manufacturing and services businesses and in the investment of private capital. Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996 to address operational and strategic issues. From 1991 to 1996, Mr. Leuliette served as President and Chief Executive Officer of ITT Automotive. He also serves on a number of corporate and charitable boards, including serving as a Chairman of The Federal Reserve Bank of Chicago, Detroit Branch. Mr. Leuliette is a former Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. and currently serves as a Senior Advisor to Heartland Industrial Partners, L.P. Mr. Leuliette is also a director of Collins & Aikman Corporation.

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

Eugene A. Miller.    Mr. Miller was elected as a director in January 2005. Mr. Miller is the retired Chairman of Comerica Incorporated and Comerica Bank. Mr. Miller held various positions of increasing responsibility at Comerica Incorporated and Comerica Bank (formerly The Detroit Bank) and rose to become Chairman, Chief Executive Officer and President of Comerica Incorporated. Mr. Miller is also the Chairman and Trustee of the Community Foundation for Southeastern Michigan and Cranbrook Educational Community and the Chairman of the McGregor Fund. He is also a director of Amerisure Companies, DTE Energy Company, The Detroit Edison Company, Handleman Company and McKinley Associates Incorporated.

Daniel P. Tredwell.    Mr. Tredwell was elected as one of our directors in June 2002. Mr. Tredwell is the Managing Member, a Senior Managing Director and one of the co-founders of Heartland Industrial Partners, L.P. He has more than two decades of leveraged financing experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Collins & Aikman Corporation, Metaldyne Corporation and Springs Industries, Inc.

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

E.R. ‘‘Skip’’ Autry, Jr.    Mr. Autry was appointed our Chief Financial Officer in January 2005, prior to which he had been our Corporate Controller since joining the Company in June 2003. Prior to joining TriMas Corporation, Mr. Autry had been the Vice President, Finance for Freudenberg NOK since September 2001. From May 2000 until joining Freudenberg, Mr. Autry served as the Vice

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

Edward L. Schwartz.    Mr. Schwartz was appointed President of our Cequent Group in April 2005. Previously, he served as President of our Industrial Specialties Group from February 2003 and assumed additional responsibility as President of our Fastening Systems Group from November 2003. Prior to joining us, he was Executive Vice President of Philips Electronic LG Display (‘‘Philips’’) Americas region from December 2001 until January 2003 where his responsibilities included managing CRT commercial and industrial activities in North/South America. From February 2000 until November 2001, Mr. Schwartz worked for Philips as Vice President in Hasselt, Belgium and Eindhoven, The Netherlands where he led various projects in support of Philips patent portfolio efforts of CD/DVD technology. From September 1998 until January 2000, Mr. Schwartz was General Manager for Philips in Wetzlar, Germany, where he managed commercial/industrial activities in Europe for automotive components.

Joshua A. Sherbin.    Mr. Sherbin was appointed our General Counsel and Secretary in March 2005, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in August 1997, Mr. Sherbin was Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., an employment staffing company, from June 1995 to August 1997, where he provided support to mergers and acquisitions, international operations and sales. From August 1988 until June 1995, he was an associate with Butzel Long’s general business practice focusing on mergers and acquisitions, federal and state securities compliance, commercial lending and general commercial matters.

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

•	approving or adopting, or recommending to stockholders, any action or matter expressly required by the DGCL to be submitted to stockholders for approval; and

•	adopting, amending or repealing any of our by-laws.

We call the types of actions described in the previous two bullets ‘‘full board matters.’’ Our Executive Committee has the power and authority to submit recommendations to the board of directors with respect to all matters requiring action by the full Board of Directors prior to the Board of Directors taking any action.

The Executive Committee is comprised of Messrs. Beard, Tredwell and Valenti.

Audit Committee.    The Audit Committee reviews our various accounting, financial reporting and internal control functions and is responsible for (1) selecting our independent auditors, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, our independent auditor’s qualifications and independence, the performance of our independent auditor and our internal audit function and our compliance with relevant legal and regulatory requirements, (4) annually reviewing our independent auditors’ report describing the auditing firm’s internal quality-control procedures, any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and management’s response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the board of directors from time to time and (12) reporting regularly to the full board of directors.

Messrs. Cohen, Huge, Miller and Tredwell are the current members of the Audit Committee. Mr. Huge is the current Audit Committee chairman.

The Board of Directors of the Company has determined that Mr. Huge is an audit committee financial expert, as the Board interprets that requirement in its business judgment. Further, the Board, in its business judgment, has determined that each of the other members of the Audit Committee is financially literate, has considerable qualifications and extensive experience with the Company and other public and private entities, and has demonstrated unique leadership capabilities to serve as members of the Board’s Audit Committee.

Compensation Committee.    The Compensation Committee is responsible for developing and maintaining our compensation strategies and policies. The Compensation Committee is responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the board of directors from time to time. Messrs. Becker, Cohen, Tredwell and Valenti are presently members of the Compensation Committee which is chaired by Mr. Tredwell. The Compensation Committee has a retirement plan administrative sub-committee composed of Messrs. Beard and Newcom, and Ms. Cindy Kuzmanov, our Director, Compensation and Benefits. This sub-committee is principally responsible for developing, maintaining and administering our retirement plans.

Compensation Committee Interlocks and Insider Participation.    No member of the Compensation Committee is an employee of ours. See Item 13, ‘‘Certain Relationships and Related Party Transactions,’’ for a summary of related party transactions involving Heartland.

Code of Ethics.    We have adopted a code of ethics that applies to all employees including our principal executive officer, principal chief financial officer, and other persons performing similar executive management functions. The code of ethics is posted on our internet website at http://www.trimascorp.com. All amendments to the Company’s code of ethics, if any, will be also posted on our internet website, along with all waivers, if any, of the code of ethics involving senior officers of the Company.

Item 11.    Executive Compensation

Director and Executive Officer Compensation

Director Compensation

Outside directors who are not affiliated with Heartland may receive cash compensation of $50,000 per year (other than the Executive Chairman of the Board) for their service as members of the Board of Directors, attendance fees of $2,000 for Board meetings and $1,000 for committee meetings and they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The Executive Chairman of the Board receives $200,000 per year for his services and does not receive attendance fees. In November 2005, the Executive Chairman received 200,000 options to acquire shares of the Common Stock of the Company at an exercise price of $23.00 per share pursuant to the terms of the Company’s standard stock option agreement. In addition, outside directors not affiliated with Heartland are eligible to receive awards under our 2002 Long Term Equity Incentive Plan. In 2005, Messrs. Becker, Cohen, Huge and Miller each received 1,000 options to acquire shares of the Common Stock of the Company at an exercise price of $23.00 per share pursuant to the terms of the Company's standard stock option agreement.

Summary Executive Compensation

The following table summarizes the annual and long-term compensation paid to our Chief Executive Officer and four other most highly compensated executive officers who were serving at the end of 2005, based on salary and bonus, whom we refer to collectively in this report as the ‘‘named executive officers.’’

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options(3)	LTIP Payouts	Other Long Term Compensation(4)
Grant H. Beard, President(5)	2005	$875,000	$675,000	$201,900	—	$—	$88,100
	2004	860,600	675,000	158,300	—	—	61,700
	2003	750,000	850,000	131,300	—	—	55,600
E.R. Autry, Chief Financial Officer (6)	2005	$300,400	$190,600	$132,300	77,780	$—	$38,600
	2004	210,100	130,000	—	11,110	—	7,100
	2003	104,200	45,000	—	11,110	—	—
Lynn A. Brooks, President, Rieke Packaging Systems	2005	$350,000	$211,400	$—	—	$—	$49,200
	2004	345,000	271,000	—	—	—	55,300
	2003	302,900	163,000	—	—	220,800	41,900
Joshua A. Sherbin, General Counsel (7)	2005	$246,300	$119,600	$—	55,000	$—	$12,300
Edward L. Schwartz, President, Cequent Transportation Group	2005	$330,000	$245,800	$—	25,000	$—	$28,400
	2004	324,500	262,000	—	—	—	23,300
	2003	253,100	180,000	64,200	111,100	—	16,300

(1)	Bonuses are paid in the year subsequent to which they are earned.

(2)	Officers may receive certain perquisites and personal benefits, the dollar amounts of which are below current Commission reporting thresholds for Messrs. Brooks, Sherbin and Schwartz.

(3)	Does not include options granted in 2003 as replacement for options to purchase Metaldyne common stock granted under the Metaldyne 2001 Long-Term Equity Incentive Plan earned during 2001. The securities underlying options issued as replacements for options to purchase Metaldyne stock are 51,025 and 15,308 for Messrs. Beard and Brooks, respectively. Grants of options under our 2002 Long Term Equity Incentive Plan for the year 2003 are reflected in the above table in the year in which they were earned.

(4)	Amounts include our matching contribution under our 401(k) plan in 2005 of $4,800, $4,800, $7,200, $1,300 and $5,200 for Messrs. Autry, Beard, Brooks, Sherbin and Schwartz, respectively, and other amounts we credited on behalf of a named executive officer pursuant to our quarterly pension contribution plan, supplemental executive retirement plan and compensation limit restoration plan. Amounts credited under each plan other than our 401(k) vest after five years of eligible employment.

(5)	Of Mr. Beard’s Other Annual Compensation, $69,900 represents the incremental cost to us of non-business use of our owned and leased aircraft, $21,400 represents additional life and disability insurance, $20,200 represents auto allowance, $32,300 represents country club membership, and $58,100 represents tax gross-ups.

(6)	Of Mr. Autry’s Other Annual Compensation, $14,800 represents auto allowance, $70,100 represents country club membership, and $47,400 represents tax gross-ups.

(7)	Mr. Sherbin joined the Company in March 2005 and his salary and bonus reflect his partial year of service. His annual salary is $305,000.

Option Grants in Last Fiscal Year

Certain of our named executive officers receive options to purchase our common stock pursuant to our 2002 Long Term Equity Incentive Plan. The table below shows the option grants in 2005.

Name	Number of Securities Underlying Options Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	Grant Date Percent Value*
E.R. Autry	77,780	14.6%	$23.00	2/1/15	N.M.
Joshua A. Sherbin	55,000	10.4%	$23.00	4/1/15	N.M.
Edward L Schwartz	25,000	4.7%	$23.00	3/1/15	N.M.

*	The present value of the options as of their grant date is not presented as it is not meaningful in the context of our common stock being privately held.

Option Exercises and Year-End Option Value

No options were exercised in 2005 by any of the named executive officers.

Long Term Equity Incentive Plan

We have an equity incentive plan, referred to as the 2002 Long Term Equity Incentive Plan, for our employees, directors and consultants. It is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve our long-term growth and profitability objectives. The plan provides for the grant to eligible employees, consultants and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of common stock or cash, performance shares, performance units, dividend equivalents and other stock-based awards. There are currently 2,222,000 shares reserved for issuance under the plan, of which 1,944,956 options have been granted as of March 1, 2006. The plan is administered by the Compensation Committee of the Board of Directors, which has the authority to select persons to whom awards will be granted, the types of awards to be granted and the terms and conditions of the individual awards. Stock options that have been granted under the plan vest over a period of three to seven years and are not exercisable prior to certain liquidity events specified in applicable awards agreements. Our employees who had Metaldyne vested options received TriMas options, subject to adjustments, in substitution for those options.

Annual Value Creation Program

We adopted the Annual Value Creation Program, or AVCP, at the time of our separation from Metaldyne in June 2002. Employees under the AVCP are selected for eligibility based upon their ability to significantly impact our annual operating success. The AVCP provides an annual cash award opportunity, expressed as a percentage of base salary, and based upon the attainment of specified performance objectives. Estimated payouts for the AVCP are accrued quarterly and awards are paid within 90 days after the end of the fiscal year. Amounts paid pursuant to the AVCP in 2005, 2004 and 2003 to the named executive officers are included in the Summary Executive Compensation table above as ‘‘Bonus’’. The AVCP is administered by the Compensation Committee of the Board of Directors.

Retirement Savings Plan and Quarterly Pension Contribution Plan

We have established a 401(k) retirement savings plan that is intended to qualify as a defined contribution profit-sharing plan under the Internal Revenue Code Section 401(a) and includes a cash or deferred arrangement that is intended to qualify under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. The plan was effective January 1, 2003. We make matching contributions for active participants equal to 2.5% of their permitted contributions, up to a maximum of 5% of the participant’s annual salary. Eligible employees are immediately 100% vested in both their individual and company matching contributions. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

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

Metaldyne Pension Plan and TriMas Corporation Benefit Restoration Pension Plan

Certain executive officers participated in a pension plan maintained by Metaldyne that covered certain of our salaried employees. In addition, these executives participated in the TriMas Corporation Benefit Restoration Plan (‘‘Benefit Restoration Plan’’), which is an unfunded top hat plan. The Benefit Restoration Plan provides for benefits that were not able to be provided in the Metaldyne Pension Plan because of Internal Revenue Code limitations on compensation that may be considered in a qualified pension plan. The benefits for these executive officers under both the Metaldyne Pension Plan and the TriMas Corporation Benefit Restoration Plan were frozen as of December 31, 2002. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans.

Pension Plan Table

	Years of Service (2)
Remuneration(1)	5	10	15	20	25	30
$100,000	$5,645	$11,290	$16,935	$22,580	$28,225	$33,870
200,000	11,290	22,580	33,870	45,161	56,451	67,741
300,000	16,935	33,870	50,806	67,741	84,676	101,611
400,000	22,580	45,161	67,741	90,321	112,902	135,482
500,000	28,225	56,451	84,676	112,902	141,127	169,352
600,000	33,870	67,741	101,611	135,482	169,352	203,223
700,000	39,516	79,031	118,547	158,062	197,578	237,093
800,000	45,160	90,321	135,482	180,643	225,803	270,964

(1)	For purposes of determining benefits payable, remuneration in general is equal to the average of the highest five consecutive January 1 annual base salary rates paid by us prior to retirement.

(2)	Vesting occurs after five full years of employment including employment with both Metaldyne and the Company. The benefit amounts set forth in the table above have been converted from the plans' calculated five-year certain and life benefits and are not subject to reduction for social security benefits or for other offsets, except to the extent that pension or equivalent benefits are payable under a Masco Corporation plan. The table does not depict federal tax code limitations on tax-qualified plans because one of our plans is a non-qualified plan established to restore for certain salaried employees (including certain of the named executive officers) benefits that are not otherwise limited by the Code. In connection with the June 2002 transaction, the liability under the Metaldyne Pension plan was retained by Metaldyne, however years of service at TriMas are credited toward the vesting requirements of this plan. Approximate years of credited service for the named executive officers are: Mr. Beard−2 and Mr. Brooks−24. The amounts in the above table for Mr. Brooks would be increased approximately 33% because his benefit is based on a higher accrual rate per year of service than that applicable to the other executives.

Employment Agreements

We have entered into employment agreements with Messrs. Beard, Autry, Brooks, Schwartz and Sherbin. Each such employment agreement states that the employee shall devote his full business time and efforts to the performance of his duties and responsibilities.

Mr. Beard's employment agreement provides that he will serve as our President and Chief Executive Officer and will receive an annual salary of $750,000, as may be adjusted during the term of the agreement and be eligible to receive a base bonus of up to 100% of base salary. Mr. Autry’s employment agreement provides that he will serve as our Chief Financial Officer and will receive an annual salary of $330,000, as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Brooks' employment agreement provides that he will serve as our Group President and will receive a salary of $350,000, as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Schwartz’s employment agreement provides that he will serve as our Group President and will receive a salary of $330,000 as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Sherbin's employment agreement provides that he will serve as our General Counsel and will receive a salary of $305,000, as may be adjusted during the term of the agreement, and will participate in our AVCP. Mr. Beard's agreement terminates on December 31, 2006 and is automatically renewable for successive one-year terms unless notice is given 30 days prior to the end of the term. Messrs. Autry, Brooks, Schwartz and Sherbin's employment agreements each are terminable upon six months written notice.

Each employment agreement provides the executive with certain benefits, including participation in the 2002 Long Term Equity Incentive Plan. Each agreement provides that we may, without cause, and the employee may, for good reason, terminate the agreement such that the employee would receive one year continued base salary, a bonus equal to his target bonus opportunity for a 12-month period, pro-rated bonus for the year termination occurs and continued medical benefits for up to 12 months. Mr. Beard would receive 30 months continued base salary, a bonus equal to the highest of the previous five years’ bonus award payable over 30 months and continued benefits for 30 months. Each agreement further provides that we may, for cause, and the executive may voluntarily, without good reason, terminate the agreement without any severance payments. Cause is defined in each agreement as the employee being convicted or entering a plea of guilty or nolo contendere to a felony or the employee's willful or sustained insubordinate or negligent conduct in the performance of his duties.

Further, each agreement provides that within ten days of a qualified termination following a change of control, each executive, other than Mr. Beard, would receive two times his base salary and a bonus equal to two times the target bonus opportunity for such fiscal year in addition to a two year continuation of medical benefits. Mr. Beard would receive three times his base salary and a bonus equal to three times the target bonus opportunity for such fiscal year in addition to a three year continuation of benefits. Lastly, each employment agreement stipulates that the executive shall refrain from competing with us for a period of two years from the date of termination.

Compensation Committee Report

The Compensation Committee of the Board of Directors (the ‘‘Committee’’) is comprised entirely of non-employee directors: Messrs. Becker, Cohen, Tredwell and Valenti. The Committee is responsible for establishing and administering our executive compensation programs. Matters relating to the administration of our 2002 Long Term Equity Incentive Plan (the ‘‘Plan’’), the granting of options to purchase our common stock pursuant to the Plan, and the administration of all performance-based executive compensation to our executives are considered and acted upon by the Committee. The Committee may, in its discretion, delegate some or all of these activities to a subcommittee of non-employee directors, within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’) and outside directors, within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the ‘‘Code’’), reserving the right to ratify decisions of such subcommittee.

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

Chief Executive Officer Compensation

Since March 2001, Mr. Beard has been our President and Chief Executive Officer. At the time Mr. Beard was appointed to act as President and Chief Executive Officer, the Board of Directors approved a total compensation package for Mr. Beard that it believed was competitive with total compensation packages of chief executive officers at comparable companies. At that time, he was also given an award of 555,500 stock options, representing ownership of approximately 2.4% of the Company’s stock on a fully diluted basis. In addition to his salary, Mr. Beard is eligible, under his employment agreement, to participate in the AVCP. Mr. Beard's target bonus level is 100% of base salary. Under the AVCP, executives are awarded bonuses, 75% based on Company performance and 25% based on individual performance. Bonuses under the AVCP can be awarded up to 240% of the target bonus level depending on performance metrics. For the year 2005, Mr. Beard's bonus payout was less than the AVCP formula payout based on the mutual determination of Mr. Beard and the Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholder and Selling Stockholder

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 27, 2005 by:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the ‘‘Commission’’) governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of March 27, 2005, we had 20,010,000 shares outstanding, but there are an additional 750,000 shares underlying a warrant issued to Metaldyne, which is exercisable at a nominal exercise price of $0.01 per share. There are significant agreements relating to voting and transfers of common stock in the shareholders agreement described under Item 13. ‘‘Certain Relationships and Related Transactions.’’

Name and Beneficial Owner	Shares Beneficially Owned
	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2)	17,504,169	84.3%
55 Railroad Avenue Greenwich, Connecticut 06830
Metaldyne Corporation(3)	4,826,087	23.2%
47659 Halyard Drive Plymouth, Michigan 48170
Masco Capital Corporation	2,173,913	10.5%
21001 Van Born Road Taylor, Michigan 48180
Gary M. Banks	0	0
Charles E. Becker(4)	0	0
Grant H. Beard(5)	0	0
E. R. ‘‘Skip’’ Autry (5)	0	0
Lynn A. Brooks(5)	0	0
Edward L. Schwartz(5)	0	0
Timothy D. Leuliette(5)	0	0
W. Gerald McConnell	0	0
Daniel P. Tredwell(2)	17,504,169	84.3%
Samuel Valenti III(5)	0	0
Marshall A. Cohen(5)	0	0
Arthur W. Huge(5)	0	0
Eugene A. Miller (5)	0	0
Joshua A. Sherbin(5)	0	0
All executive officers and directors as a group (16 persons)(2)(5)	17,504,169	84.3%

(1)	Of these shares of common stock (1) 12,678,082 are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships which hold shares of common stock directly and (2) 4,826,087 shares are beneficially owned by Metaldyne as summarized in footnote (3) below. These limited liability companies and limited partnership hold common stock as follows: 11,805,779 shares are held by TriMas Investment Fund I, L.L.C.; 698,925 shares are held by HIP Side-by-Side Partners, L.P.; and 173,378 shares are held by TriMas Investment Fund II, L.L.C. In addition, by reason of the shareholders agreement summarized under Item 13 ‘‘Certain Relationships and Related Transactions,’’ Heartland Industrial Associates, L.L.C. may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the shareholders agreement and may be considered to be a member of a ‘‘group,’’ as such term is used under Section 13(d) under the Exchange Act.

(2)	All shares are beneficially owned as disclosed in footnote (1). Mr. Tredwell is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. The business address for Mr. Tredwell is 55 Railroad Avenue, Greenwich, CT 06830.

(3)	Shares are held directly by Metaldyne Company L.L.C., a wholly owned subsidiary of Metaldyne Corporation. Includes a presently exercisable warrant to purchase 750,000 shares of common stock, but does not include shares of common stock beneficially owned by Heartland Industrial Associates, L.L.C. notwithstanding that we understand that Metaldyne and Heartland Industrial Associates, L.L.C. may agree to file together as a ‘‘group,’’ as described in footnote (1) above.

(4)	Affiliates of Mr. Becker are limited partners in Heartland Industrial Partners, L.P.

(5)	No options granted under our 2002 Long Term Equity Incentive Plan are exercisable within the next 60 days. Options are therefore not included.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the securities authorized for issuance as of March 1, 2006 under our 2002 Long Term Equity Incentive Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2002 Long Term Equity Incentive Plan has been approved by our shareholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2002 Long Term Equity Incentive Plan	1,944,956	$20.81	277,044
Equity compensation plans not approved by security holders	—	—	—
Total	1,944,956	$20.81	277,044

Item 13.    Certain Relationships and Related Transactions

Stock Purchase Agreement with Metaldyne and Heartland

Prior to June 6, 2002, we were wholly-owned by Metaldyne and we participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

General.    On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265 million in us to acquire approximately 66% of our fully diluted common stock. As a result of the investment and other transactions described below, Metaldyne received $840 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million (based upon the $20.00 per share price then paid by Heartland). In addition, Metaldyne received a warrant to purchase additional shares of our common stock valued at $15 million (based upon the $20.00 per share price then paid by Heartland). Further, since January 1, 2003 and in connection with each of the HammerBlow, Highland and Fittings acquisitions, Heartland purchased an aggregate of approximately $35 million of our common stock. The price per share initially paid by Heartland was determined following arms’ length negotiations between Heartland and disinterested members of the Board of Directors of Metaldyne. Subsequent investments were valued at the same price. In addition, we repurchased $20.0 million of our common stock from Metaldyne at the same $20.00 per share price. Heartland and Metaldyne presently own approximately 60.6% and 21.3% of our fully diluted common stock, respectively. We believe that the terms of the stock purchase agreement, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction. See Item 12. ‘‘Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.’’

Employee Matters.     Pursuant to the stock purchase agreement, each outstanding option to purchase Metaldyne common stock which has not vested, and which were held by our employees was cancelled on the closing date. Each option held by certain present and former employees which vested on or prior to the closing date was replaced by options to purchase our common stock, with appropriate adjustments.

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

Indemnification.      Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will indemnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and their respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (57.99% in the case of Metaldyne and 42.01% in our case) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible. Conflicts which arise with respect to whether a matter is related to us or Metaldyne may, under certain circumstances, be resolved by the Chief Executive Officer of Metaldyne, which may present conflicts of interest.

Assumed Liabilities.    In connection with the foregoing, we assumed approximately $37.0 million of certain liabilities and obligations of Metaldyne, comprised mainly of contractual obligations to our former employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on our behalf. Payments made with respect to these obligations approximated $1.8 million and $4.9 million in 2005 and 2004, respectively. During 2005 and 2004, we also settled approximately $2.8 million, $0.8 million and $3.7 million, respectively, of the assumed contractual obligations, which has been recorded as paid-in capital in the accompanying statement of shareholders’ equity and Metaldyne net investment and advances. We also owe Metaldyne $2.2 million related to a $6.3 million US federal tax net operating loss (‘‘NOL’’) of Metaldyne and its consolidated subsidiaries, that was required to be allocated to TriMas under the Internal Revenue Code (for periods prior to June 6, 2002) and used on our own separately filed federal tax returns. We are required to reimburse Metaldyne for the utilization of the NOL as it is used. The remaining assumed liabilities of approximately $8.3 million, including the amount related to utilization of the NOL, are payable at various future dates and are reported as due to Metaldyne in the accompanying balance sheet as of December 31, 2005.

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

Transfers of Common Stock.    The shareholders agreement restricts transfers of common stock except for certain transfers, including (1) to a permitted transferee of a stockholder, (2) pursuant to the ‘‘right of first offer’’ provision discussed below, (3) pursuant to the ‘‘tag-along’’ provision discussed below, (4) pursuant to the ‘‘drag-along’’ provision discussed below and (5) pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act.

Right of First Offer.     The shareholders agreement provides that no stockholder party to the agreement may transfer any of its shares other than to a permitted transferee of such stockholder or pursuant to the ‘‘tag-along’’ and ‘‘drag-along’’ provisions unless such stockholder shall offer such shares to us. If we decline to purchase the shares, then Heartland shall have the right to purchase such shares. Any shares not purchased by us or Heartland can be sold by such stockholder party to the agreement at a price not less than 90% of the price offered to us or Heartland.

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

Registration Rights.     The shareholders agreement provides the stockholders party to the agreement with unlimited ‘‘piggy-back’’ rights each time we file a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, following a qualifying public equity offering, Heartland and Metaldyne have the ability to demand the registration of their shares, subject to various hold back, priority and other agreements. The shareholders agreement grants three demand registrations to Metaldyne and an unlimited number of demands to Heartland.

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

Assignment of Lease Agreement

We and Heartland entered into an assignment of lease agreement for our headquarters in Bloomfield Hills, Michigan for the remainder of the term. The lease will expire on June 30, 2010 at which time we have the option to extend the lease for one five-year period. Pursuant to the terms of the assignment, we will be responsible for payment of all rent for the premises and not more than the lease agreement itself provides. We currently pay approximately $42,227 per month which amount increases to approximately $44,374 per month during the term of the lease. In addition, we will be required to pay all applicable taxes, utilities and other maintenance expenses and will be required to obtain general liability and fire insurance for the premises.

Fittings Acquisition

On May 9, 2003, we acquired an automotive fasteners manufacturing business, which we refer to as the Fittings acquisition, from Metaldyne for approximately $22.7 million on a debt-free basis. In connection with the acquisition, we agreed to sublease from Metaldyne its Livonia, Michigan facility where the acquired business is currently located. The sublease extends through 2022 and the annualized lease expense was approximately $0.2 million in each of the years ended December 31, 2005 and December 31, 2004. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. Its products include specialty tube nuts, spacers, hollow extruded components, and locking nut systems used in brake, fuel, power steering, and engine, transmission and chassis applications. We believe that the terms of this transaction, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction.

Sales to Related Parties

During 2005, 2004 and 2003, we sold fastener products to Metaldyne in the amount of approximately $0.4 million each year, and to Collins & Aikman Corporation, an affiliate of Heartland, of approximately $8.2 million, $7.5 million and $4.5 million, respectively. These sales were made on terms comparable to those that we have negotiated with third parties not affiliated with us. In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of the date of filing, Collins & Aikman owed the Company approximately $2.3 million, $1.0 million from Collins & Aikman Canada, which was collected, and $1.3 million from the domestic company. As of December 31, 2005 the outstanding Collins & Aikman receivables were fully reserved, and included in assets of discontinued operations, held for sale.

Relationships with Heartland

Heartland Industrial Partners, L.P. is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. Certain of our directors are members of or are otherwise related to the general partner, specifically Messrs. Banks, Leuliette, McConnell, Tredwell and Valenti. In addition one of our directors, Mr. Becker is a limited partner in Heartland with interests representing less than 5% of the commitments in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations. We may, in the ordinary course of business, have on a normal, customary and arms’ length basis, relationships with certain of Heartland’s limited partners, including banking, insurance and other relationships.

Item 14.    Principal Accounting Fees and Services

A.    Audit Fees

KPMG LLP

On June 20, 2003, the Audit Committee of the Company’s Board of Directors appointed KPMG LLP as the Company’s independent accountants for the year ending December 31, 2005, 2004 and 2003.

Fees: Fees for all services provided by KPMG for the years ended December 31, 2005 and 2004 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by KPMG LLP in connection with its audit of the Company’s financial statements as of and for the years ended December 31, 2005 and 2004, and its limited reviews of the Company’s unaudited interim financial statements as of and for the years ended December 31, 2005 and 2004 were $0.8 million and $0.7 million, respectively.

•	All Other Fees: In addition to the fees described above, aggregate fees of $0.3 million and $0.4 million were billed by KPMG LLP during the years ended December 31, 2005 and 2004, respectively, primarily for the following professional services (in millions):

	2005	2004
Audit-related services (a)	$0.3	$0.4
Income tax compliance and related tax services	$0.03	$0.03
All other products and services (a)	$—	$—

(a)	0% of these fees were covered by the de minimus safe harbor exception from Audit Committee pre-approval set forth in Rule 2-01(c)7(ii)(C) of the Commission’s Regulation S-X (17 CFR 210.2-1(c)(7)(C)).

B.    Audit Committee’s Pre-Approval Policies for Auditor Services

The Audit Committee’s policies permit the Company’s independent accountants (KPMG LLP) to provide audit-related services, tax services and non-audit services to the Company, subject to the following conditions:

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Listing of Documents

(1)    Financial Statements

The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2005 and December 31, 2004, and for the periods ended December 31, 2005, December 31, 2004 and December 31, 2003, consist of the following:

Balance Sheet

Statement of Operations

Statement of Cash Flows

Statement of Shareholders’ Equity and Metaldyne Corporation Net Investment and Advances

Notes to Financial Statements

(2)    Financial Statement Schedules

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2005, December 31, 2004 and December 31, 2003, consists of the following:

Valuation and Qualifying Accounts

(3)    Exhibits

See Exhibit Table at the end of this Report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
DATE: April 3, 2006	BY:	/s/ Grant H. Beard
	Name: Title:	Grant H. Beard President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	April 3, 2006

Grant H. Beard

/s/ E.R. Autry	Chief Financial Officer (Principal Financial Officer)	April 3, 2006

E.R. Autry

/s/ Samuel Valenti	Chairman of the Board of Directors	April 3, 2006

Samuel Valenti III

/s/ Gary M. Banks	Director	April 3, 2006

Gary M. Banks

/s/ Charles E. Becker	Director	April 3, 2006

Charles E. Becker

/s/ Marshall A. Cohen	Director	April 3, 2006

Marshall A. Cohen

/s/ Arthur W. Huge	Director	April 3, 2006

Arthur W. Huge

/s/ Timothy D. Leuliette	Director	April 3, 2006

Timothy D. Leuliette

/s/ Eugene A. Miller	Director	April 3, 2006

Eugene A. Miller

/s/ W. Gerald McConnell	Director	April 3, 2006

W. Gerald McConnell

/s/ Daniel P. Tredwell	Director	April 3, 2006

Daniel P. Tredwell

TRIMAS CORPORATION
SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K
VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2005, 2004 AND 2003

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2005	$5,290,000	$1,020,000	$20,000	$580,000	$5,750,000
Year Ended December 31, 2004	$4,340,000	$1,947,000	$10,000	$1,007,000	$5,290,000
Year Ended December 31, 2003	$3,820,000	$279,000	$450,000	$209,000	$4,340,000

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

TRIMAS CORPORATION

Exhibit Index

Exhibit No.	Description
3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
10.4(b)	Credit Agreement, dated as of June 6, 2002, as amended and restated as of June 6, 2003, among TriMas Company LLC, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, CSFB Cayman Island Branch, as Syndication Agent, Comerica Bank, National City Bank and Wachovia Bank, National Association as Documentation Agents and J.P. Morgan Securities Inc. and Credit Suisse First Boston, as Arrangers.
10.5(g)	Amendment No. 2, dated as of December 17, 2003, to Amended and Restated Credit Agreement.
10.6(h)	Amendment No. 3, dated as of December 21, 2004, to Amended and Restated Credit Agreement.
10.7(i)	Amendment and Agreement dated as of September 29, 2005, to Amended and Restated Credit Agreement.
10.8	Amendment and Agreement dated as of December 20, 2005, to Amended and Restated Credit Agreement.
10.9(b)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.

Exhibit No.	Description
10.10(b)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.11(j)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.12(k)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.13(k)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.14(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.15(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.16(b)**	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.17(b)	Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.18(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.19(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.20	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.21(d)*	Form of Employment Agreement between TriMas Corporation and E.R. "Skip" Autry.
10.22	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.23	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.24(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.25(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.26(f)	Form of Stock Option Agreement.
10.27(a)*	Annual Value Creation Program.
10.28(a)*	Form of Indemnification Agreement.
10.29(a)*	Form of 2004 Directors’ Stock Compensation Plan.
21	Subsidiaries of TriMas Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).

(a)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).

(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).

(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).

(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).

(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(d)*	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 9, 2005 (File No. 333-100351).

(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(g)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 22, 2003 (File No. 333-100351).

(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).

(i)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).

(j)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 14, 2005 (File No. 333-100351).

(k)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).