Form 10-Q
period 2006-03-31
TRIMAS CORP
filed 2006-05-15
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒                             Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006

or

☐                                Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from          to         .

Commission File Number 333-100351

TRIMAS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	38-2687639
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

39400 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304

(Address of principal executive offices, including zip code)

(248) 631-5450

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 20,010,000 shares.

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

The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 2. ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

Part I. Financial Information

Item 1.   Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,710	$3,730
Receivables, net	95,000	89,960
Inventories	162,020	149,210
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets	7,450	7,050
Assets of discontinued operations held for sale	47,000	45,590
Total current assets	333,300	315,660
Property and equipment, net	163,180	164,630
Goodwill	645,530	644,780
Other intangibles, net	252,060	255,220
Other assets	46,700	48,220
Total assets	$1,440,770	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$8,560	$13,820
Accounts payable	125,790	111,250
Accrued liabilities	65,830	62,800
Due to Metaldyne	4,840	4,850
Liabilities of discontinued operations	37,270	38,410
Total current liabilities	242,290	231,130
Long-term debt	710,780	713,860
Deferred income taxes	95,820	95,980
Other long-term liabilities	34,230	34,760
Due to Metaldyne	3,480	3,480
Total liabilities	1,086,600	1,079,210
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	397,400	396,980
Retained deficit	(82,330)	(86,310)
Accumulated other comprehensive income	38,900	38,430
Total shareholders’ equity	354,170	349,300
Total liabilities and shareholders’ equity	$1,440,770	$1,428,510

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	For the Three Months Ended March 31,
	2006	2005
Net sales	$275,280	$262,370
Cost of sales	(201,790)	(197,270)
Gross profit	73,490	65,100
Selling, general and administrative expenses	(44,050)	(40,290)
Gain (loss) on dispositions of property and equipment	(180)	170
Operating profit	29,260	24,980
Other expense, net:
Interest expense	(19,920)	(18,240)
Other, net	(780)	(1,090)
Other expense, net	(20,700)	(19,330)
Income from continuing operations before income tax expense	8,560	5,650
Income tax expense	(3,250)	(2,080)
Income from continuing operations	5,310	3,570
Loss from discontinued operations, net of income tax benefit	(1,330)	(1,060)
Net income	$3,980	$2,510
Earnings (loss) per share—basic:
Continuing operations	$0.27	$0.18
Discontinued operations, net of income tax benefit	(0.07)	(0.05)
Net income per share	$0.20	$0.13
Weighted average common shares—basic	20,010,000	20,010,000
Earnings (loss) per share—diluted:
Continuing operations	$0.26	$0.17
Discontinued operations, net of income tax benefit	(0.07)	(0.05)
Net income per share	$0.19	$0.12
Weighted average common shares—diluted	20,760,000	20,760,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,980	$2,510
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Gain) loss on dispositions of property and equipment	100	(240)
Depreciation and amortization	9,300	10,510
Amortization of debt issue costs	1,360	1,230
Non-cash compensation expense	420	80
Net proceeds from sale of receivables and receivables securitization	25,120	26,560
Increase in receivables	(29,630)	(60,540)
(Increase) decrease in inventories	(14,490)	3,440
Decrease in prepaid expenses and other assets	200	860
Increase in accounts payable and accrued liabilities	14,330	3,820
Other, net	320	420
Net cash provided by (used for) operating activities	11,010	(11,350)
Cash Flows from Investing Activities:
Capital expenditures	(5,290)	(4,550)
Proceeds from sales of fixed assets	640	940
Net cash used for investing activities	(4,650)	(3,610)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(700)	(720)
Proceeds from borrowings on revolving credit facilities	167,710	286,810
Repayments of borrowings on revolving credit facilities	(175,390)	(270,200)
Payments on notes payable	—	(100)
Net cash provided by (used for) financing activities	(8,380)	15,790
Cash and Cash Equivalents:
Increase (decrease) for the period	(2,020)	830
At beginning of period	3,730	3,090
At end of period	$1,710	$3,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,280	$5,780
Cash paid for taxes	$4,930	$3,600

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation
Consolidated Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(Unaudited—dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Retained	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income:
Net income	—	—	3,980	—	3,980
Foreign currency translation	—	—	—	470	470
Total comprehensive income					4,450
Non-cash compensation expense	—	420	—	—	420
Balances, March 31, 2006	$200	$397,400	$(82,330)	$38,900	$354,170

The accompanying notes are an integral part of these consolidated financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

TriMas Corporation (“TriMas” or the “Company”), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses’ product line offerings by industry, end customer markets and related channels of distribution. Prior period segment information has been revised to conform to the current structure and presentation. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial, industrial, and residential construction applications. Transportation Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Energy Products is a manufacturer and distributor of a variety of engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, and specialty ordnance components and steel cartridge cases.

During the fourth quarter of 2005, the Company committed to a plan to sell our industrial fastening business. The industrial fastening business was a part of our former Fastening Systems segment and consists of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. Our industrial fasteners business is presented as discontinued operations and assets held for sale. See Note 2, “Discontinued Operations and Assets Held for Sale.”

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

2.   Discontinued Operations and Assets Held for Sale

In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company’s industrial fasteners business. Accordingly, our industrial fasteners business is reported as discontinued operations.

Results of discontinued operations are summarized as follows:

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Net Sales	$23,470	$30,380
Loss from discontinued operations before income tax benefit	$(2,170)	$(1,730)
Income tax benefit	840	670
Loss from discontinued operations, net of income tax benefit	$(1,330)	$(1,060)

Assets and liabilities of the discontinued operations are summarized as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Receivables, net	$13,960	$14,500
Inventories	23,610	21,930
Prepaid expenses and other assets	2,010	1,990
Property and equipment, net	7,420	7,170
Total assets	$47,000	$45,590
Accounts payable	$12,060	$14,080
Accrued liabilities and other	25,210	24,330
Total liabilities	$37,270	$38,410

3.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

			RV &		Industrial
	Packaging	Transportation	Trailer	Energy	Specialties
(in thousands)	Systems	Accessories	Products	Products	Group	Total
Balance, December 31, 2005	$179,350	$153,790	$203,720	$45,200	$62,720	$644,780
Foreign currency translation	940	(130)	(40)	(20)	—	750
Balance, March 31, 2006	$180,290	$153,660	$203,680	$45,180	$62,720	$645,530

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of March 31, 2006 and December 31, 2005 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of March 31, 2006		As of December 31, 2005
Intangible Category by Useful Life (in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships:
6 – 12 years	$26,500	$(13,990)	$26,500	$(13,330)
15 – 25 years	104,320	(24,020)	104,360	(22,660)
40 years	67,580	(9,030)	67,580	(8,600)
Total customer relationships	198,400	(47,040)	198,440	(44,590)
Technology and other:
1 – 15 years	25,900	(14,350)	25,900	(13,790)
17 – 30 years	39,590	(9,320)	39,300	(8,950)
Total technology and other	65,490	(23,670)	65,200	(22,740)
Trademarks/Trade names (indefinite life)	63,320	(4,440)	63,350	(4,440)
	$327,210	$(75,150)	$326,990	$(71,770)

Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.4 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

4.   Accounts Receivable Securitization

As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. (“TSPC”), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $0.9 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company’s funding under the facility was approximately $59.6 million and $37.3 million, respectively, with an additional $4.7 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $68.6 million and $65.3 million at March 31, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of March 31, 2006 and 2005, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.6 months, respectively, and an average discount rate of 3.2% and 3.4%, respectively.

In the three months ended March 31, 2006 the Company sold an undivided interest in approximately $2.8 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.6%. Costs associated with these transactions were approximately $0 million and are included in other, net in the accompanying statement of operations.

In addition, in the first quarter of 2005, the Company sold an undivided interest in approximately $17.0 million of accounts receivable of one of its businesses to a third party. The transaction was accounted for as a sale and the receivables were sold at a discount from face value approximating 1.25%. Costs associated with the transaction were approximately $0.3 million and are included in other, net in the accompanying consolidated statement of operations.

5.   Inventories

Inventories consist of the following components:

(in thousands)	March 31, 2006	December 31, 2005
Finished goods	$76,620	$69,650
Work in process	22,100	19,350
Raw materials	63,300	60,210
Total inventories	$162,020	$149,210

6.   Property and Equipment, Net

Property and equipment consists of the following components:

(in thousands)	March 31, 2006	December 31, 2005
Land and land improvements	$3,350	$3,610
Buildings	43,790	44,440
Machinery and equipment	211,290	206,540
	258,430	254,590
Less: Accumulated depreciation	95,250	89,960
Property and equipment, net	$163,180	$164,630

Depreciation expense was approximately $5.9 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively.

7.   Long-term Debt

The Company’s long-term debt consists of the following at March 31, 2006 and December 31, 2005:

(in thousands)	March 31, 2006	December 31, 2005
Bank debt	$257,610	$260,350
Non-U.S. bank debt	25,320	30,960
9 7/8% subordinated notes, due June 2012	436,410	436,370
	719,340	727,680
Less: Current maturities, long-term debt	8,560	13,820
Long-term debt	$710,780	$713,860

Bank Debt

The Company is a party to a credit facility (‘‘Credit Facility’’) with a group of banks consisting of a $335.0 million term loan which matures December 31, 2009. In addition to the term loan, the Credit Facility includes an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. As of March 31, 2006 and December 31, 2005, $257.6 million and $260.4 million, respectively, were outstanding. The Credit Facility allows the Company to issue letters of credit, not to exceed $45.0 million in aggregate, against revolving credit facility commitments. At March 31, 2006 and December 31, 2005, the Company had letters of credit of approximately $44.4 million and $43.7 million, respectively, issued and outstanding. The effective interest rate on Credit Facility borrowings was 8.39% and 8.03% at March 31, 2006 and December 31, 2005, respectively.

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company’s subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $787.7 million and $757.5 million at March 31, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 14. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2006.

Non-U.S. bank debt

In the United Kingdom, a Company subsidiary is party to a revolving debt agreement which expires October 31, 2006 and is secured by a letter of credit under the Credit Facility. At March 31, 2006, the balance outstanding under this arrangement was $3.0 million at an interest rate of 5.7%.

In Italy, a Company subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At March 31, 2006, the balance outstanding under this agreement was $5.9 million at a rate of 3.24%.

In Australia, a Company subsidiary is party to a debt agreement in the amount of $20 million which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At March 31, 2006, the balance outstanding under this agreement was $16.5 million at a weighted average interest rate of 5.94%.

Notes

The 9 7/8% senior subordinated notes due 2012 (“Notes”) indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2006, the Company was in compliance with all such covenant requirements.

Principal payments required on the Credit Facility term loan are: $0.6 million due each calendar quarter ending through June 30, 2009, $120.1 million due on September 30, 2009 and $127.1 million due on December 31, 2009.

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

As of March 31, 2006, we were a party to approximately 1,620 pending cases involving an aggregate of approximately 19,022 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs for all such cases (exclusive of defense costs), some of which were filed over 13 years ago, have been approximately $3.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage in place agreement makes coverage available that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos-related defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers, and the Company’s subsidiary.

We may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company’s potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial condition or future results of operations.

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

The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company’s financial position or future results of operations.

9.   Related Parties

Metaldyne Corporation

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas’ behalf. During the three months ended March 31, 2006, there were no payments made with respect to these obligations. The remaining assumed liabilities of approximately $8.3 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet at March 31, 2006.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners (“Heartland”) at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million and $1.1 million for the three months ended March 31, 2006 and 2005, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million in each of the three months ended March 31, 2006 and 2005. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $2.0 million and $1.8 million in the three months ended March 31, 2006 and 2005, respectively. These amounts are included in net sales in the accompanying consolidated statement of operations.

Collins & Aikman

In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of March 31, 2006, Collins & Aikman owed the Company approximately $1.5 million, of which $1.3 million was outstanding at the time Collins & Aikman filed for bankruptcy and is fully reserved, and included in assets of discontinued operations held for sale.

10.   Segment Information

TriMas’ reportable operating segments are business units that provide unique products and services. Each operating segment is separately managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses’ product line offerings by industry, end customer markets, and related channels of distribution. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has five operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company’s consolidated revenues.

Packaging Systems—Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets, as well as flame-retardant facings, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial, industrial, and residential construction applications.

Transportation Accessories—Towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components.

RV & Trailer Products—Custom-engineered trailer products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets.

Energy Products—Engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets.

Industrial Specialties—A diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. Its products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, and specialty ordnance components and steel cartridge cases.

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA.

Segment activity is as follows:

	For the Three Months Ended March 31,
(in thousands)	2006	2005
Net Sales
Packaging Systems	$53,350	$49,600
Transportation Accessories	81,680	84,810
RV & Trailer Products	55,860	55,840
Energy Products	39,950	33,590
Industrial Specialties	44,440	38,530
Total	$275,280	$262,370
Operating Profit
Packaging Systems	$8,500	$7,390
Transportation Accessories	4,410	3,800
RV & Trailer Products	8,280	8,480
Energy Products	5,920	5,030
Industrial Specialties	8,410	5,910
Corporate expenses and management fees	(6,260)	(5,630)
Total	$29,260	$24,980
Adjusted EBITDA
Packaging Systems	$11,720	$10,090
Transportation Accessories	6,870	6,480
RV & Trailer Products	10,090	10,400
Energy Products	6,540	5,660
Industrial Specialties	9,810	7,170
Corporate expenses and management fees	(7,250)	(6,350)
Total	$37,780	$33,450

11.   Stock Options and Awards

In September 2003, the Company’s Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the “Plan”), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of March 31, 2006, the Company has 1,944,956 stock options outstanding, each of which may be used to purchase one share of the Company’s common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of:  (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

The Company has adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payment,” using the Modified Prospective Application (“MPA”) method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The MPA method requires the Company to record expense for unvested stock options that were valued at fair value and awarded prior to January 1, 2006, and does not require restatement of prior-year information. Prior to adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.”

In the first quarter of  2006, the Company recognized stock-based compensation expense of $0.4 million before income taxes. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statements of operations. The total fair value of stock options that vested during the three-months ended March 31, 2006 and 2005 was $0.3 million and $0, respectively. As of March 31, 2006, the Company had $2.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.6 years.

The fair value of options granted in 2005 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%. During the first three months of 2006, no options were issued by the Company. The weighted average fair value of stock options at the date of grant during the three month period ended March 31, 2005 was $5.75.

Information related to stock options at March 31, 2006, is as follows:

	Number of	Weighted Average	Average Remaining	Aggregate Intrinsic
	Options	Option Price	Contractual Life	Value
Outstanding at January 1, 2006	1,946,123	20.81
Granted	—	—
Exercised	—	—
Cancelled	(1,167)	20.00
Outstanding at March 31, 2006	1,944,956	20.81	7.5	—
Exercisable at March 31, 2006	—

The following table illustrates the pro forma effect of adopting the fair value recognition provisions of SFAS No. 123R on income from continuing operations and earnings per share for the three months ended March 31, 2005:

For the Three Months Ended
(in thousands, except per share amounts)	March 31, 2005
Income from continuing operations as reported	$3,570
Plus: Stock-based compensation expense included in reported net income, net of related tax effects	50
Less: Fair value of all stock based compensation expense under SFAS No. 123R, net of related tax effects	(90)
Pro forma net income	$3,530
Net income per share—basic:
Continuing operations, as reported	$0.18
Weighted average shares	20,010
Net income per share—diluted:
Continuing operations, as reported	$0.17
Weighted average shares	20,760

12.   Earnings per Share

The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), “Earnings per Share.”  Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2006 and 2005, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share. At March 31, 2006, this warrant has not been exercised. Options to purchase approximately 1,944,956 and 1,885,572 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

13.   Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas’ defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	Pension Benefit		Postretirement Benefit
(in thousands)	2006	2005	2006	2005
Service costs	$160	$150	$20	$20
Interest costs	400	420	130	90
Expected return on plan assets	(460)	(460)	—	—
Amortization of net loss	130	90	30	20
Net periodic benefit cost	$230	$200	$180	$130

The Company expects to contribute approximately $2.3 million to its defined benefit pension plans in 2006. Through the first quarter, approximately $0.5 million has been contributed.

14.   Supplemental Guarantor Condensed Consolidating Financial Information

Under an indenture dated June 6, 2002, TriMas Corporation, the parent company (“Parent”), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes (“Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company’s Credit Facility.

The accompanying supplemental guarantor condensed, consolidating financial information is presented using the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the Company’s share in the subsidiaries’ cumulative results of operations, capital contributions and distributions and other changes in equity. Elimination entries relate primarily to the elimination of investments in subsidiaries and associated intercompany balances and transactions.

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$(1,000)	$2,710	$—	$1,710
Trade receivables, net	—	73,820	21,180	—	95,000
Receivables, intercompany	—	—	80	(80)	—
Inventories	—	144,120	17,900	—	162,020
Deferred income taxes	—	19,610	510	—	20,120
Prepaid expenses and other current assets		6,310	1,140		7,450
Assets of discontinued operations held for sale	—	47,000	—	—	47,000
Total current assets	—	289,860	43,520	(80)	333,300
Investments in subsidiaries	787,830	157,440	—	(945,270)	—
Property and equipment, net	—	112,490	50,690	—	163,180
Goodwill	—	538,160	107,370	—	645,530
Intangibles and other assets	15,490	266,800	19,770	(3,300)	298,760
Total assets	$803,320	$1,364,750	$221,350	$(948,650)	$1,440,770
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$6,410	$2,150	$—	$8,560
Accounts payable, trade	—	107,270	18,520	—	125,790
Accounts payable, intercompany	—	80	—	(80)	—
Accrued liabilities	12,730	48,080	5,020	—	65,830
Due to Metaldyne		4,840			4,840
Liabilities of discontinued operations	—	37,270	—	—	37,270
Total current liabilities	12,730	203,950	25,690	(80)	242,290
Long-term debt	436,410	251,200	23,170	—	710,780
Deferred income taxes	—	84,090	15,020	(3,290)	95,820
Other long-term liabilities	—	34,200	30	—	34,230
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	449,140	576,920	63,910	(3,370)	1,086,600
Total shareholders’ equity	354,180	787,830	157,440	(945,280)	354,170
Total liabilities and shareholders’ equity	$803,320	$1,364,750	$221,350	$(948,650)	$1,440,770

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Trade receivables, net	—	77,000	12,960	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,840	17,370	—	149,210
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets		6,160	890		7,050
Assets of discontinued operations held for sale	—	45,590	—	—	45,590
Total current assets	—	280,550	35,620	(510)	315,660
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,560	51,070	—	164,630
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440
Total assets	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$11,230	$—	$13,820
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne		4,850			4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410
Total current liabilities	1,920	184,360	45,360	(510)	231,130
Long-term debt	436,370	257,770	19,720	—	713,860
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	438,290	578,820	80,070	(17,970)	1,079,210
Total shareholders’ equity	349,300	757,450	133,230	(890,680)	349,300
Total liabilities and shareholders’ equity	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(in thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$244,220	$44,240	$(13,180)	$275,280
Cost of sales	—	(179,940)	(35,030)	13,180	(201,790)
Gross profit	—	64,280	9,210	—	73,490
Selling, general and administrative expenses	—	(38,870)	(5,180)	—	(44,050)
Loss on dispositions of property and equipment	—	(180)	—	—	(180)
Operating profit	—	25,230	4,030	—	29,260
Other income (expense), net:
Interest expense	(10,690)	(8,110)	(1,120)	—	(19,920)
Other income (expense), net	1,770	(2,800)	250	—	(780)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,920)	14,320	3,160	—	8,560
Income tax (expense) benefit	3,290	(5,300)	(1,240)	—	(3,250)
Equity in net income (loss) of subsidiaries	9,610	1,920	—	(11,530)	—
Income (loss) from continuing operations	3,980	10,940	1,920	(11,530)	5,310
Loss from discontinued operations		(1,330)	—	—	(1,330)
Net income (loss)	$3,980	$9,610	$1,920	$(11,530)	$3,980

	For the Three Months Ended March 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$225,200	$41,840	$(4,670)	$262,370
Cost of sales	—	(170,910)	(31,030)	4,670	(197,270)
Gross profit	—	54,290	10,810	—	65,100
Selling, general and administrative expenses	—	(33,040)	(7,250)	—	(40,290)
Gain (loss) on dispositions of property and equipment	—	180	(10)	—	170
Operating profit	—	21,430	3,550	—	24,980
Other income (expense), net:
Interest expense	(10,580)	(6,940)	(820)	100	(18,240)
Other income (expense), net	870	(1,710)	(150)	(100)	(1,090)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(9,710)	12,780	2,580	—	5,650
Income tax (expense) benefit	3,680	(5,090)	(670)	—	(2,080)
Equity in net income (loss) of subsidiaries	8,540	1,910	—	(10,450)	—
Income (loss) from continuing operations	2,510	9,600	1,910	(10,450)	3,570
Loss from discontinued operations	—	(1,060)	—	—	(1,060)
Net income (loss)	$2,510	$8,540	$1,910	$(10,450)	$2,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$(1,450)	$12,460	$—	$11,010
Cash Flows from Investing Activities:
Capital expenditures	—	(4,280)	(1,010)	—	(5,290)
Proceeds from sales of fixed assets	—	640	—	—	640
Net cash used for investing activities	—	(3,640)	(1,010)	—	(4,650)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(650)	(50)	—	(700)
Proceeds from borrowings on revolving credit facilities	—	167,710	—	—	167,710
Repayments of borrowings on revolving credit facilities	—	(169,800)	(5,590)	—	(175,390)
Intercompany transfers (to) from subsidiaries	—	12,170	(12,170)	—	—
Net cash provided by (used for) financing activities	—	9,430	(17,810)	—	(8,380)
Cash and Cash Equivalents:
Decrease for the period	—	(1,250)	(770)	—	(2,020)
At beginning of period	—	250	3,480	—	3,730
At end of period	$—	$(1,000)	$2,710	$—	$1,710

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$9,940	$(21,290)	$—	$(11,350)
Cash Flows from Investing Activities:
Capital expenditures	—	(3,360)	(1,190)	—	(4,550)
Proceeds from sales of fixed assets	—	940	—	—	940
Net cash used for investing activities	—	(2,420)	(1,190)	—	(3,610)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(720)	—	—	(720)
Proceeds from borrowings on revolving credit facilities	—	286,810	—	—	286,810
Repayments of borrowings on revolving
credit facilities	—	(270,200)	—	—	(270,200)
Payments on notes payable	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	—	(22,940)	22,940	—	—
Net cash provided by (used for) financing activities	—	(7,150)	22,940	—	15,790
Cash and Cash Equivalents:
Increase for the period	—	370	460	—	830
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	$890	$3,030	$—	$3,920

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading “Forward Looking Statements,” at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company’s reports on file with the Securities and Exchange Commission.

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have five operating segments:  Packaging Systems, Transportion Accessories, RV & Trailer Products, Energy Products and Industrial Specialties. In reviewing our financial results, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, subsequent acquisitions and more recent consolidation, integration and restructuring efforts.

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

Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Transportation Accessories and RV & Trailer Products businesses as well. Sales of towing and trailer products within these business segments are generally stronger in the second and third quarters as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other business segment experiences significant seasonal fluctuation in its business operations. We do not consider order backlog to be a material factor in our businesses. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

Historically, we have not experienced significant fluctuations in raw materials costs which materially impacted our profitability. However, we are sensitive to price movements in our raw materials supply base. Our largest raw material purchases are for steel, polyethylene and other resins. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel and resin costs to customers, although we experienced a delay in our ability to implement price increases and recover fully such increased costs. Although steel price increases and disruptions in supply abated somewhat in 2005, we will continue to take actions as necessary to manage risks associated with increasing steel costs. However, steel price increases or disruptions in supply may recur in the future and we may not be able to pass along such higher costs to our customers in the form of price increases. Such increased costs may adversely impact our earnings. We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our Recent Acquisitions.   Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions.

We also completed four smaller acquisitions: Haun Engine, Cutting Edge Technologies, Chem-Chrome and Bargman.

Recent and Anticipated Consolidation, Integration and Restructuring Activities.   We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs were essentially completed as of December 31, 2004. In addition to these major projects, there were also a series of other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions, some of which were extended into 2005 in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for the three months ended March 31, 2006 and 2005, were approximately $0.4 million and $0.3 million, respectively.

Key Indicators of Performance.   In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Management believes that Adjusted EBITDA is the best indicator (together with a careful review of the aforementioned items) of our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142, “Goodwill and Other Intangible Assets” (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under Generally Accepted Accounting Principles (“GAAP”). Some of these limitations are:

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

•       it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and;

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

For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income and cash flows from operating activities for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$3,980	$2,510
Income tax expense	2,410	1,410
Interest expense	19,920	18,240
Depreciation and amortization	9,300	10,510
Adjusted EBITDA	35,610	32,670
Interest paid	(5,280)	(5,780)
Taxes paid	(4,930)	(3,600)
(Gain) loss on disposition of plant and equipment	100	(240)
Receivables sales and securitization, net	25,120	26,560
Net change in working capital	(39,610)	(60,960)
Cash flows provided by (used for) operating activities	$11,010	$(11,350)

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2006	2005
Facility and business consolidation costs(a)	$20	$—
Business unit restructuring costs(b)	90	280
Acquisition integration costs(c)	290	—
	$400	$280

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

Segment Information and Supplemental Analysis

The following table summarizes financial information for our five operating segments for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
(in thousands)	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
Net Sales:
Packaging Systems	$53,350	19.4%	$49,600	18.9%
Transportation Accessories	81,680	29.7%	84,810	32.3%
RV & Trailer Products	55,860	20.3%	55,840	21.3%
Energy Products	39,950	14.5%	33,590	12.8%
Industrial Specialties	44,440	16.1%	38,530	14.7%
Total	$275,280	100.0%	$262,370	100.0%
Gross Profit:
Packaging Systems	$14,650	27.5%	$13,820	27.9%
Transportation Accessories	20,210	24.7%	18,140	21.4%
RV & Trailer Products	13,640	24.4%	13,760	24.6%
Energy Products	12,190	30.5%	9,770	29.1%
Industrial Specialties	12,800	28.8%	9,610	24.9%
Corporate expenses and management fees	—	N/A	—	N/A
Total	$73,490	26.7%	$65,100	24.8%
Selling, General and Administrative:
Packaging Systems	$6,170	11.6%	$6,460	13.0%
Transportation Accessories	15,770	19.3%	14,520	17.1%
RV & Trailer Products	5,410	9.7%	5,300	9.5%
Energy Products	6,120	15.3%	4,730	14.1%
Industrial Specialties	4,320	9.7%	3,660	9.5%
Corporate expenses and management fees	6,260	N/A	5,620	N/A
Total	$44,050	16.0%	$40,290	15.4%
Operating Profit:
Packaging Systems	$8,500	15.9%	$7,390	14.9%
Transportation Accessories	4,410	5.4%	3,800	4.5%
RV & Trailer Products	8,280	14.8%	8,480	15.2%
Energy Products	5,920	14.8%	5,030	15.0%
Industrial Specialties	8,410	18.9%	5,910	15.3%
Corporate expenses and management fees	(6,260)	N/A	(5,630)	N/A
Total	$29,260	10.6%	$24,980	9.5%
Adjusted EBITDA:
Packaging Systems	$11,720	22.0%	$10,090	20.3%
Transportation Accessories	6,870	8.4%	6,480	7.6%
RV & Trailer Products	10,090	18.1%	10,400	18.6%
Energy Products	6,540	16.4%	5,660	16.9%
Industrial Specialties	9,810	22.1%	7,170	18.6%
Corporate expenses, management fees and other	(7,250)	(2.6)%	(6,350)	(2.4)%
	$37,780	13.7%	$33,450	12.7%

Results of Operations

The principal factors impacting us during the three months ended March 31, 2006 compared with the three months ended March 31, 2005, were:

•       continued economic expansion and a strong industrial economy which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments;

•       the impact of significant competitive pricing pressures within the retail market channel of our Transportation Accessories business segment, and reduced demand for trailering components within our RV & Trailer Products segment, and;

•       the impact of higher material costs and availability of some commodities, notably certain types of steel, polyethylene and polypropylene resins.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net sales increased $12.9 million, or approximately 4.9%, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. Overall, net sales in the first quarter 2006 were negatively impacted approximately $0.8 million versus the first quarter 2005 due to currency exchange as our reported results in U.S. dollars were impacted as a result of weaker foreign currencies. Packaging Systems’ net sales increased $3.8 million from $49.6 million to $53.4 million, or approximately 7.6%, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, as sales of core industrial closure products and specialty dispensing products increased 5.9%, while sales of specialty tapes, laminates and insulation products improved 11.0%. Transportation Accessories’ net sales decreased $3.1 million from $84.8 million in the three months ended March 31, 2005 to $81.7 million in the three months ended March 31, 2006 principally as a result of reduced sales activity in our towing products business’ early order program. Net sales within RV & Trailer Products were $55.9 million in first quarter 2006 and approximately flat compared to the year ago period as lower sales demand in the agricultural and industrial markets was approximately offset by stronger demand in the horse/livestock and OE automotive market sectors. Net sales within Energy Products increased $6.4 million or 19.0%, to $40.0 million in the three months ended March 31, 2006 from $33.6 million in the comparable year ago period as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $5.9 million, or approximately 15.3%, to $44.4 million for the first quarter of 2006 from $38.5 million in the first quarter of 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinder businesses.

Gross profit margin (gross profit as a percentage of sales) approximated 26.7% and 24.8% for the three months ended March 31, 2006 and 2005, respectively. Packaging Systems’ gross profit margin declined slightly from the year ago period from approximately 27.9% for the three months ended March 31, 2005 to 27.5% for the three months ended March 31, 2006. Transportation Accessories’ gross profit margin increased to 24.7% in the first quarter of 2006 from 21.4% in the first quarter of 2005. The increase between years is due primarily to improved material margin ($1.3 million) and higher productivity levels at our Goshen, Indiana manufacturing facility. RV & Trailer Products’ gross profit margin was essentially flat at 24.4% and 24.6% for the three months ended March 31, 2006 and 2005, respectively. Energy Products’ gross profit margin increased to 30.5% in the first quarter 2006 compared to 29.1% in first quarter 2005 as this segment’s margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the first quarter of 2006 to 28.8% compared to 24.9% in the first quarter of 2005 due generally to the higher sales volumes between years  as well as greater sales of high margin aerospace fasteners.

Operating profit margin (operating profit as a percentage of sales) approximated 10.6% and 9.5% for the three months ended March 31, 2006 and 2005, respectively. Packaging Systems’ operating profit margin was 15.9% and 14.9% in the three months ended March 31, 2006 and 2005, respectively. Operating profit increased $1.1 million for the first quarter of 2006 as compared with the first quarter of 2005 as the decline in gross profit margin was more than offset by gross profit earned on increased sales and reduced spending on selling, general and administrative activities between years. Transportation Accessories’ operating profit margin was 5.4% and 4.5% in the quarter ended March 31, 2006 and 2005, respectively. Operating profit increased net $0.6 million to $4.4 million for the three months ended March 31, 2006 as compared to $3.8 million in the first quarter of 2005. The improvment in gross profit was in part offset by $1.3 million higher selling, general and administrative expenses related principally to increased promotional spending to support greater retail channel sales activity. RV & Trailer Products’ operating profit margin was 14.8% and 15.2% for the three months ended March 31, 2006 and 2005, respectively, as cost savings initiatives approximately offset increased transportation costs and slightly higher employee benefit costs. Energy Products’ operating profit margin was 14.8% and 15.0% for the quarter ended March 31, 2006 and 2005, respectively. Operating profit improved $0.9 million in the first quarter of 2006 compared to the year ago period as increased margins earned on higher sales levels were partially offset by higher selling, general and administrative expenses, principally increased asbestos litigation defense costs. Industrial Specialties’ operating profit margin was 18.9% and 15.3% for the quarter ended March 31, 2006 and 2005, respectively. Operating profit increased $2.5 million in the first quarter of 2006 compared to the year ago period primarily as a result of increased sales levels across all businesses in this segment, proportionately greater sales of higher margin aerospace fasteners, and reduced variable and fixed overhead spending as a percentage of sales.

Packaging Systems.   Net sales increased $3.8 million, or approximately 7.6% to $53.4 million for the quarter ended March 31, 2006 compared to $49.6 million for the quarter ended March 31, 2005. Net sales in the first quarter 2006 were negatively impacted approximately $1.1 million versus the first quarter 2005 due to currency exchange as our reported results in U.S. dollars were impacted as a result of weaker foreign currencies. Overall, the $3.8 million increase in sales is a result of strong demand for our products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $1.7 million was due to increased sales of specialty tapes, laminates and insulation products, $1.5 million was due to increased sales of industrial closures, rings and levers, and $0.6 million was due to higher sales of new consumer-oriented specialty dispensing products.

Packaging Systems’ gross profit increased approximately $0.9 million to $14.7 million for the three months ended March 31, 2006, from $13.8 million in the comparable period a year ago. Gross profit margins were 27.5% and 27.9% for the three months ended March 31, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels.

Packaging Systems’ selling, general and administrative costs decreased approximately $0.3 million to $6.2 million, or 11.6% of sales, during the quarter ended March 31, 2006 as compared to $6.5 million, or 13.0% of sales, in the first quarter of 2005. Variable and fixed selling expenses increased $0.1 million as Packaging Systems was able to increase in sales without a ratable increase in variable spending, while general and administrative expense decreased $0.4 million between years primarily as a result of costs incurred in first quarter 2005 related to completion of Compac’s facilities consolidation that did not recur in first quarter 2006.

Overall, Packaging Systems’ operating profit increased $1.1 million to $8.5 million, or 15.9% of sales, from $7.4 million, or 14.9% of sales, in the comparable period a year ago. Of this amount, approximately $0.6 million is due to increased sales levels between years, $0.3 million is due to costs associated with facility consolidation that did not recur in the current quarter, with the remaining improvement resulting from lower selling costs as a percentage of sales.

Transportation Accessories.   Net sales decreased $3.1 million, or approximately 3.7%, to $81.7 million for the quarter ended March 31, 2006 compared to $84.8 million for the first quarter of 2005. Net sales in first quarter 2006 were positively impacted approximately $0.8 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was due to reduced levels of activity in our towing products business’ early order incentive program, offset in part by $4.5 million higher sales to our retail channel customers.

Transportation Accessories’ gross profit increased $2.1 million to $20.2 million, or 24.7% of net sales, for the quarter ended March 31, 2006 from approximately $18.1 million, or 21.4% of net sales, in the first quarter of 2005. Of this increase in gross profit, we estimate $1.2 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by increased productivity at our Goshen, Indiana manufacturing facility and savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

Transporation Accessories’ selling, general and administrative expenses increased approximately $1.3 million to $15.8 million or 19.3% of net sales during the first quarter 2006 from $14.5 million or 17.1% of net sales in the first quarter of 2005, due to increased promotion costs associated with higher retail channel activity and costs associated with closure of our Sheffield operations.

Overall, Transportation Accessories’ operating profit increased $0.6 million to approximately $4.4 million, or 5.4% of net sales, in the first quarter of 2006 from $3.8 million, or 4.5% of net sales, in the first quarter of 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to increased promotion expense to support retail channel activity.

RV & Trailer Products.   Net sales were approximately flat at $55.9 million for the quarter ended March 31, 2006 compared to $55.8 million for the first quarter of 2005. Net sales in the first quarter 2006 were negatively impacted approximately $0.7 million versus the first quarter 2005 due to currency exchange as our reported results in U.S. dollars were impacted as a result of a weaker Australian dollar. Net sales in the quarter to agricultural/industrial and marine markets and recreational vehicle wholesalers and distributors were approximately $3.2 million lower compared to the year ago period due to soft market demand and increased foreign competition. These decreases were offset by sales increases of approximately $3.2 million due to stronger demand in the horse/livestock and OE automotive market sectors.

RV & Trailer Products’ gross profit decreased slightly to $13.6 million, or 24.4% of net sales, for the quarter ended March 31, 2006 from approximately $13.8 million, or 24.6% of net sales, in the first quarter of 2005. Lower gross profit due to sales mix and sales incentives were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005.

RV & Trailer Products’ selling, general and administrative expenses were approximately flat at $5.4 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expense as a percent of sales were 9.7% and 9.5% in the first quarter of 2006 and 2005, respectively.

Overall, RV & Trailer Products’ operating profit declined $0.2 million, from approximately $8.5 million, or 15.2% of net sales, in the first quarter of 2005 to $8.3 million, or 14.8% of net sales, in the first quarter of 2006. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall and marginally higher selling, general and administrative expenses.

Energy Products.   Net sales for the quarter ended March 31, 2006 increased $6.4 million to $40.0 million from $33.6 million for the quarter ended March 31, 2005. Of this amount, $2.8 million represents increased demand from existing customers for slow speed engine products  as as result of continued favorable market conditions for oil and gas producers in the United States and Canada and $1.3 million represents market share gains due to extended product line offerings of existing engine models, principally in Canada, and expanded replacement parts offerings internationally. Within our specialty gasket business, sales increased $1.3 million as a result of increased demand from existing customers due to higher than expected turn-around activity at petrochemical refineries and $1.0 million due to increased international sales, principally in Latin America, the Far East and Europe.

Gross profit within Energy Products increased $2.4 million to $12.2 million or 30.5% of sales for the quarter ended March 31, 2006, from $9.8 million or 29.1% of sales in the comparable period a year ago. Of this amount, approximately $1.8 million is attributed to the sales level increase between years and $0.6 million is the result of on-going efforts to source certain products to suppliers in low cost manufacturing countries.

Selling, general and administrative expenses in the first quarter 2006 increased $1.4 million from $4.7 million for the three months ended March 31, 2005 to $6.1 million for the three months ended March 31, 2006. Of this amount, $0.8 million is due to increased asbestos litigation defense costs in our specialty gasket business, while overall selling, general and administrative expenses within this segment increased a net $0.6 million compared to the same period a year ago, essentially in line with the increased sales levels.

Overall, operating profit within Energy Products improved $0.9 million between years to $5.9 million in the quarter ended March 31, 2006 from $5.0 million in the quarter ended March 31, 2005. Operating profit as a percentage of sales for the three months ended March 31, 2006 and 2005, was approximately flat at 14.8% and 15.0%, respectively, as increased gross profits due to higher sales levels and lower selling costs as a percentage of sales were substantially offset by increased asbestos litigation defense costs.

Industrial Specialties.   Net sales during the quarter ended March 31, 2006, increased $5.9 million, or approximately 15.3% to $44.4 million from $38.5 in the first quarter of 2005. The $5.9 million increase in sales is a result of strong demand for our products in the general industrial, aerospace, automotive and defense markets due to market share gains, new products, and economic expansion. Notably, our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 27.1% in first quarter 2006 over the same period a year ago, due to continued strong commercial and business jet build rates. Sales of specialty automotive fittings improved 23.7% compared to the year ago period and sales within our industrial cylinder business also increased 14.3%. We estimate that steel cost increases recovered from customers via pricing during first quarter 2006, principally within our industrial cylinder, precision tool and specialty gasket businesses, was comparable to the same period a year ago.

Gross profit within our Industrial Specialties segment increased $3.2 million to $12.8 million in the first quarter of 2006 from $9.6 million in the first quarter of 2005. Gross profit margins at Industrial Specialties were approximately 28.8% and 24.9% for the quarters ended March 31, 2006 and 2005, resepctively. Of the increase in gross profit, approximately $1.5 million is attributed to the sales level increase between years, $0.8 million is due to improved material margins, and $0.9 million is due to lower conversion costs as a percentage of sales as a result of greater sales volumes.

Selling, general and administrative expenses increased $0.6 million to $4.3 million in the first quarter 2006 from $3.7 in first quarter 2005, but spending as a percentage of sales of 9.7% and 9.5%, respectively, was approximately flat between years.

Operating profit in the first quarter of 2006 increased $2.5 million to $8.4 million from $5.9 million in the first quarter 2005. Operating profit margin within Industrial Specialties improved to 18.9% for the three months ended March 31, 2006 compared to 15.3% from the year-ago period primarily due to the increased sales volumes across all businesses, improved material margin, and reduced variable and fixed selling expense as a percentage of sales.

Corporate Expenses and Management Fees.   Corporate office expenses and management fees increased approximately $0.7 million to $6.3 million for the three months ended March 31, 2006 from $5.6 million for the three months ended March 31, 2005. The increase between years is due to increased accounting and audit costs of $0.5 million; increased costs associated with the Company’s self-insured programs of $0.2 million; and increased employee compensation costs of $0.3 million as a result of implementation of SFAS No. 123R, “Accounting for Stock-Based Compensation.”

Other Expense, Net.   Interest expense increased approximately $1.7 million to $19.9 million for the three months ended March 31, 2006 as compared to $18.2 million for the three months ended March 31, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings from approximately 6.1% during the first quarter 2005 to approximately 8.1% during first quarter 2006, offset in part by a reduction in weighted average borrowings from approximately $375 million during first quarter 2005 to approximately $335 million in first quarter 2006. During the three months ended March 31, 2006, other, net decreased $0.3 million to $0.8 million as compared to $1.1 million for the three months ended March 31, 2005. In first quarter 2006, $1.1 million of expenses incurred in connection with use of the Company’s receivables securitization facility were partially offset by gains on transaction denominated in foreign currencies of approximately $0.3 million. In first quarter 2005, we incurred $0.9 million of expenses in connection with use of the receivables securitization facility and $0.2 million of losses on transactions denominated in foreign currencies.

Income Taxes.   The effective income tax rates for the three months ended March 31, 2006 and 2005 were 38.0% and 36.8%, respectively.

Discontinued Operations.   In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. In the first quarter 2006, the loss from discontinued operations, net of income tax benefit was $1.3 million compared to a loss from discontinued operations of $1.1 million in the same period a year ago. See Note 2 to our consolidated financial statements in Part I, Item 1 of this report on Form 10Q.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2006 was approximately $11.0 million as compared to cash used for operations of $11.4 million for the three months ended March 31, 2005. The improvement between years is primarily the result of improved working capital management during the first quarter of 2006, principally lower levels of receivables due to improved collections and higher levels of accounts payable and accrued liabilities, offset by slightly higher inventory levels at March 31, 2006 in support of expected levels of sales activity for second quarter 2006.

Net cash used for investing activities for the three months ended March 31, 2006 was approximately $4.7 million as compared to $3.6 million for the same period a year ago. During the first quarter of 2006 capital expenditures were $0.7 million greater than the first quarter of 2005. We also generated net proceeds from the sale of fixed assets of $0.6 million during the first quarter of 2006 compared to $0.9 million in the year ago period.

Net cash used for financing activities for the three months ended March 31, 2006 of approximately $8.4 million was utilized to pay down amounts on revolving credit facilities compared to cash provided by financing activities of $15.8 million for the three months ended March 31, 2005. During the first three months of 2005, we incurred additional borrowings on our revolving credit facility to fund working capital and capital expenditure needs and to retire an acquisition note payable.

Our Debt and Other Commitments

Our credit facility includes a $150.0 million revolving credit facility and a $335.0 million term loan facility, of which $2.0 million and $255.6 million were outstanding, respectively, as of March 31, 2006. Up to $100.0 million of our revolving credit facility is available to be used for one or more permitted acquisitions. Our credit facility also provides for an uncommitted $125.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions. Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our credit agreement’s financial covenants. Our credit facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio was 5.65 to 1.00 at March 31, 2006, becoming more restrictive in future periods as follows: 5.50 to 1.00 at June 30, 2006; 5.35 to 1.00 at September 30, 2006; 5.00 to 1.00 at December 31, 2006; 3.25 to 1.00 at March 31, 2007 and thereafter. Our leverage ratio was 5.39 to 1.00 at March 31, 2006 and we were in compliance with our covenants as of that date.

Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million which is renegotiable in October 2006 and is secured by a letter of credit under our Credit Facility. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.9 million) with a term of seven years which is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $20 million for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of March 31, 2006, borrowings in the amount of $25.3 million were outstanding under these arrangements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2006, we had $59.6 million outstanding under our accounts receivable facility and $4.7 million of available funding based on eligible receivables. At March 31, 2006, we also had $2.0 million outstanding under our revolving credit facility and had an additional $103.6 million potentially available after giving effect to approximately $44.4 million of letters of credit issued to support our ordinary course needs. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states’ requirements to self-insure workers’ compensation claims, including incurred but not reported claims. However, after consideration of leverage restrictions contained in our credit facility, we had approximately $35.6 million of borrowing capacity available for general corporate purposes.

We also have $437.8 million (face value) 9⅞% senior subordinated notes which are due in 2012.

Principal payments required on the Credit Facility term loan are: $0.6 million due each calendar quarter ending through June 30, 2009, $120.1 million due on September 30, 2009 and $127.1 million due on December 31, 2009.

Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7 to the accompanying consolidated financial statements as of March 31, 2006. Based on amounts outstanding at March 31, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.8 million annually.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (“TSPC”). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At March 31, 2006, we had $59.6 million outstanding and $4.7 million available under this facility.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The facility expires on December 31, 2007. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2005 audited financial statements included in our annual report filed on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $6.2 million at March 31, 2006. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Impairment of Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company periodically reviews the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of a long-lived asset exceeds its fair value.

Goodwill and Other Intangibles.   We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management’s operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate.

At December 31, 2005, fair value was determined based upon the discounted cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and residual growth rates ranging from 3% to 4%. Our estimates of future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company’s control. Of our reporting units, Transportation Accessories and RV & Trailer Products are most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis point change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further goodwill impairment analysis as required by SFAS No. 142. While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

Other Loss Reserves.   We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers’ compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with Statement of Financial Accounting Standards No. 5, (SFAS No. 5) , “Accounting for Contingencies” when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, “Long-term Debt,” in the notes to the consolidated financial statements for additional information.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

(a)           As of March 31, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company’s disclosure controls and procedures are ineffective to provide reasonable assurance that they will meet their objectives.

(b)          In connection with management’s assessment of our internal controls we, together with our auditors, KPMG LLP, identified a material weakness in internal control over financial reporting at our industrial fasteners business related to a lack of timely analysis and documentation in support of inventory valuation and related reserve accounts and incomplete analysis of past due customer accounts receivable and related documentation in support of accounts receivable reserves. As a result of the control deficiencies described herein, management concluded that there was a material weakness in disclosure controls and procedures and controls at this business unit related to proper accounting and reporting of inventory valuation and accounts receivable reserve accounts.

Changes in disclosure controls and procedures

The Company has taken the following steps during the quarter ended March 31, 2006 to strengthen its disclosure controls and procedures at its industrial fasteners business:

•                    Hired a new controller and temporarily assigned one financial group controller and provided other supplemental resources, as needed, to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities;

•                    Developed and continued to implement revised processes with respect to the accounting, analysis and reporting of inventory balances, including valuation reserves;

•                    Implemented a revised process to timely review past due accounts receivable for purposes of analyzing collectibility and to document and support accounts receivable reserves required in connection with the month-end closing process.

While we believe the actions implemented are expected to correct the material weakness identified, this determination can only be substantiated with the passage of time. As more fully discussed in Note 2, the Company’s industrial fasteners business is reported as discontinued operations.

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

As of March 31, 2006, we were a party to approximately 1,620 pending cases involving an aggregate of approximately 19,022 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 13 years ago, have been approximately $3.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

Items 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None of our securities, which are not registered under the Securities Act, have been issued or sold by us during the period covered by this report.

Items 3.   Defaults Upon Senior Securities

Not applicable.

Items 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Items 5.   Other Information

Not applicable.

Item 2.   Changes in Securities and Use of Proceeds.

None of our securities, which are not registered under the Securities Act, have been issued or sold by us during the period covered by this report.

Items 3, 4 and 5.

Not applicable.

Item 6.   Exhibits.

(a)         Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9⅞% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9⅞% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.

4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
10.4(b)

Credit Agreement, dated as of June 6, 2002, as amended and restated as of June 6, 2003, among TriMas Company L.L.C., J.P. Morgan Chase Bank, as Administrative Agent and Collateral Agent, CSFB Cayman Island Branch, as Syndication Agent, Comerica Bank, National City Bank and Wachovia Bank, National Association as Documentation Agents and J.P. Morgan Securities Inc. and Credit Suisse First Boston, as Arrangers.

10.5(g)	Amendment No. 2, dated as of December 17, 2003, to Amended and Restated Credit Agreement.
10.6(h)	Amendment No. 3, dated as of December 21, 2004, to Amended and Restated Credit Agreement.
10.7(i)	Amendment and Agreement dated as of September 29, 2005, to Amended and Restated Credit Agreement.
10.8 (l)	Amendment and Agreement dated as of December 20, 2005, to Amended and Restated Credit Agreement.
10.9(b)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.10(b)

Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company L.L.C., individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and J.P. Morgan Chase Bank as Administrative Agent.

10.11(j)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.12(k)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.13(k)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.14(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.15(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company L.L.C. and the Guarantors named therein.
10.16(b)**	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.17(b)

Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company L.L.C. dated as of January 27, 2003.

10.18(c)	Stock Purchase Agreement by and among TriMas Company L.L.C. and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.19(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.20 (l)	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.21(d)*	Form of Employment Agreement between TriMas Corporation and E.R. "Skip" Autry.
10.22 (l)	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.23 (l)	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.24(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company L.L.C. dated May 9, 2003.
10.25(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.26(f)	Form of Stock Option Agreement.
10.27(a)*	Annual Value Creation Program.
10.28(a)*	Form of Indemnification Agreement.
10.29(a)*	Form of 2004 Directors’ Stock Compensation Plan.
10.30(m)	Separation and Consulting Agreement dated as of May 20, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(h)                               Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).

(i)                                  Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).

(j)                                   Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 14, 2005 (File No. 333-100351).

(k)                               Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).

(l)                                  Incorporated by reference to the Exhibits filed with our Form 10-K filed on April 4, 2006 (File No. 333-100351).

(m)                           Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: May 15, 2006	By:	/s/ E.R. AUTRY
E.R. Autry Chief Financial Officer and Chief Accounting Officer