Form 10-Q
period 2006-06-30
TRIMAS CORP
filed 2006-08-14
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 14, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 20,010,000 shares.

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

Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report include general economic conditions in the markets in which we operate and industry-related and other factors such as:

•       Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries. As a result, we are subject to the loss of sales and margins due to an economic downturn or recession, which could negatively affect us;

•       Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins. We also face the risk of lower cost foreign manufacturers located in China, Southeast Asia and other regions competing in the markets for our products, and we may be adversely impacted;

•       Increases in our raw material or energy costs or the loss of a substantial number of our raw material or energy suppliers could adversely affect our profitability and other financial results;

•       We may be unable to successfully implement our business strategies. Our ability to realize benefits from our business strategies may be limited;

•       Our products are typically highly engineered or customer-driven and, as such, we are subject to risks associated with changing technology and manufacturing techniques, which could place us at a competitive disadvantage;

•       We depend on the services of key individuals and relationships, the loss of which would materially harm us;

•       We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations;

•       Restrictions in our debt instruments and accounts receivable facility limit our ability to take certain actions and breaches thereof could impair our liquidity;

•       We may be unable to protect our intellectual property or face liability associated with the use of products for which intellectual property rights are claimed;

•       We may incur material losses and costs as a result of product liability, recall and warranty claims that may be brought against us;

•       Our business may be materially and adversely affected by compliance obligations and liabilities including environmental and other laws and regulations;

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

•       We have significant goodwill and intangible assets. Future impairment of our goodwill and intangible assets could have a material adverse impact on our financial results;

•       We may be subject to work stoppages and further unionization at our facilities or our customers or suppliers may be subjected to work stoppages, which could seriously impact the profitability of our business;

•       Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results;

•       A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results;

•       Our future required cash contributions to our pension plans may increase if new pension funding requirements are enacted into law; and

•       We have not yet completed implementing our current plans to improve internal controls over financial reporting and may be unable to remedy certain internal control weaknesses identified by our management and take other actions to maintain compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Part I. Financial Information

Item 1.   Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,400	$3,730
Receivables, net	104,680	89,960
Inventories	157,940	148,450
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets	7,450	7,050
Assets of discontinued operations held for sale	43,290	46,730
Total current assets	334,880	316,040
Property and equipment, net	164,130	164,250
Goodwill	650,650	644,780
Other intangibles, net	249,050	255,220
Other assets	45,700	48,220
Total assets	$1,444,410	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$7,780	$13,820
Accounts payable	114,230	111,250
Accrued liabilities	72,980	62,800
Due to Metaldyne	4,910	4,850
Liabilities of discontinued operations	33,290	38,410
Total current liabilities	233,190	231,130
Long-term debt	713,690	713,860
Deferred income taxes	95,680	95,980
Other long-term liabilities	34,410	34,760
Due to Metaldyne	3,480	3,480
Total liabilities	1,080,450	1,079,210
Preferred stock, $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	397,810	396,980
Retained deficit	(79,470)	(86,310)
Accumulated other comprehensive income	45,420	38,430
Total shareholders’ equity	363,960	349,300
Total liabilities and shareholders’ equity	$1,444,410	$1,428,510

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$279,640	$269,580	$552,670	$529,550
Cost of sales	(204,580)	(201,000)	(404,270)	(395,970)
Gross profit	75,060	68,580	148,400	133,580
Selling, general and administrative expenses	(43,610)	(39,000)	(87,490)	(79,130)
Gain (loss) on dispositions of property and equipment	80	(380)	(100)	(210)
Operating profit	31,530	29,200	60,810	54,240
Other expense, net:
Interest expense	(20,030)	(18,710)	(39,950)	(36,950)
Other, net	(1,140)	(2,760)	(1,920)	(3,850)
Other expense, net	(21,170)	(21,470)	(41,870)	(40,800)
Income from continuing operations before income tax expense	10,360	7,730	18,940	13,440
Income tax expense	(3,470)	(2,830)	(6,730)	(4,930)
Income from continuing operations	6,890	4,900	12,210	8,510
Loss from discontinued operations, net of income tax benefit	(4,030)	(850)	(5,370)	(1,950)
Net income	$2,860	$4,050	$6,840	$6,560
Earnings (loss) per share — basic:
Continuing operations	$0.34	$0.24	$0.61	$0.43
Discontinued operations, net of income tax benefit	(0.20)	(0.04)	(0.27)	(0.10)
Net income per share	$0.14	$0.20	$0.34	$0.33
Weighted average common shares — basic	20,010,000	20,010,000	20,010,000	20,010,000
Earnings (loss) per share — diluted:
Continuing operations	$0.33	$0.24	$0.59	$0.41
Discontinued operations, net of income tax benefit	(0.19)	(0.04)	(0.26)	(0.09)
Net income per share	$0.14	$0.20	$0.33	$0.32
Weighted average common shares — diluted	20,760,000	20,760,000	20,760,000	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$6,840	$6,560
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	3,130	130
Depreciation and amortization	18,950	21,020
Amortization of debt issue costs	2,710	2,470
Non-cash compensation expense	830	160
Net proceeds from sale of receivables and receivables securitization	18,100	24,440
Payment to Metaldyne to fund contractual liabilities	—	(330)
Increase in receivables	(31,810)	(47,040)
(Increase) decrease in inventories	(7,070)	8,810
(Increase) decrease in prepaid expenses and other assets	(160)	990
Increase (decrease) in accounts payable and accrued liabilities	6,220	(2,530)
Other, net	(400)	(460)
Net cash provided by operating activities	17,340	14,220
Cash Flows from Investing Activities:
Capital expenditures	(14,310)	(9,410)
Proceeds from sales of fixed assets	930	2,320
Net cash used for investing activities	(13,380)	(7,090)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	(1,360)	(1,440)
Proceeds from borrowings on revolving credit facilities	375,990	516,280
Repayments of borrowings on revolving credit facilities	(380,920)	(521,100)
Payments on notes payable	—	(100)
Net cash used for financing activities	(6,290)	(6,360)
Cash and Cash Equivalents:
Increase (decrease) for the period	(2,330)	770
At beginning of period	3,730	3,090
At end of period	$1,400	$3,860
Supplemental disclosure of cash flow information:
Cash paid for interest	$28,640	$33,760
Cash paid for taxes	$6,730	$5,750

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders’ Equity
 Six Months Ended June 30, 2006
(Unaudited—dollars in thousands)

				Accumulated
			Retained	Other
	Common	Paid-in	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income:
Net income	—	—	6,840	—	6,840
Foreign currency translation	—	—	—	6,990	6,990
Total comprehensive income					13,830
Non-cash compensation expense	—	830	—	—	830
Balances, June 30, 2006	$200	$397,810	$(79,470)	$45,420	$363,960

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

TriMas Corporation (‘‘TriMas’’ or the ‘‘Company’’), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses’ product line offerings by industry, end customer markets and related channels of distribution. Prior period segment information has been revised to conform to the current structure and presentation.

The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, and specialty ordnance components and steel cartridge cases. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fasteners business. The industrial fasteners business consists of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. Our industrial fasteners business is presented as discontinued operations and assets held for sale. See Note 2, “Discontinued Operations and Assets Held for Sale.”

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

2.   Discontinued Operations and Assets Held for Sale

In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company’s industrial fastener business. Accordingly, our industrial fastener business is reported as discontinued operations for all periods presented. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. Accordingly, the results of our asphalt-coated paper business are reported as discontinued operations for all periods presented. The Company recorded a loss on sale of this business of $1.7 million, net of income tax benefit of $1.4 million

Results of discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales	$25,110	$25,050	$50,830	$57,830
Loss from discontinued operations, before income tax benefit	$(6,840)	$(1,400)	$(9,030)	$(3,190)
Income tax benefit	2,810	550	3,660	1,240
Loss from discontinued operations, net of income tax benefit	$(4,030)	$(850)	$(5,370)	$(1,950)

Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	June 30,	December 31,
	2006	2005
	(dollars in thousands)
Receivables, net	$13,490	$14,500
Inventories	20,270	22,690
Prepaid expenses and other assets	2,050	1,990
Property and equipment, net	7,480	7,550
Total assets	$43,290	$46,730
Accounts payable	$10,760	$14,080
Accrued liabilities and other	22,530	24,330
Total liabilities	$33,290	$38,410

3.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

				RV &
	Packaging	Energy	Industrial	Trailer	Recreational
	Systems	Products	Specialties	Products	Accessories	Total
	(dollars in thousands)
Balance, December 31, 2005	$179,350	$45,200	$62,720	$203,720	$153,790	$644,780
Foreign currency translation	4,490	210	—	20	1,150	5,870
Balance, June 30, 2006	$183,840	$45,410	$62,720	$203,740	$154,940	$650,650

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of June 30, 2006 and December 31, 2005 is summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of June 30, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6 – 12 years	$26,500	$(14,650)	$26,500	$(13,330)
15 – 25 years	104,860	(25,740)	104,360	(22,660)
40 years	67,580	(9,440)	67,580	(8,600)
Total customer relationships	198,940	(49,830)	198,440	(44,590)
Technology and other:
1 – 15 years	25,940	(15,050)	25,900	(13,790)
17 – 30 years	39,700	(9,860)	39,300	(8,950)
Total technology and other	65,640	(24,910)	65,200	(22,740)
Trademark/Trade names (indefinite life)	63,480	(4,270)	63,350	(4,440)
	$328,060	$(79,010)	$326,990	$(71,770)

Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million, and $2.0 million and $2.4 million for the three and six months ended June 30, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.4 million and $2.5 million, and $5.1 million and $5.0 million for the three and six months ended June 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

4.   Accounts Receivable Securitization

TriMas is party to a receivables securitization facility through TSPC, Inc. (“TSPC”), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company’s domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $1.1 million and $0.8 million, and $2.0 million and $1.4 million for the three and six months ended June 30, 2006 and 2005, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of June 30, 2006 and December 31, 2005, the Company’s funding under the facility was approximately $52.0 million and $37.3 million, respectively, with an additional $9.1 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $62.9 million and $65.3 million at June 30, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of June 30, 2006 and 2005, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.6 months, respectively, and an average discount rate of 3.1%.

In the three months ended June 30, 2006, the Company sold an undivided interest in approximately $3.4 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.4%. Costs associated with these transactions were approximately $0.08 million and are included in other, net in the accompanying consolidated statement of operations. In the first quarter of 2006, the Company sold an undivided interest in approximately $2.8 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.6%. Costs associated with these transactions were approximately $0.04 million and are included in other, net in the accompanying consolidated statement of operations.

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

5.   Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$73,630	$69,080
Work in process	20,890	19,300
Raw materials	63,420	60,070
Total inventories	$157,940	$148,450

6.   Property and Equipment, Net

Property and equipment consists of the following:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Land and land improvements	$3,280	$3,610
Buildings	45,270	44,440
Machinery and equipment	218,100	206,090
	266,650	254,140
Less: Accumulated depreciation	102,520	89,890
Property and equipment, net	$164,130	$164,250

Depreciation expense was approximately $6.0 million and $5.8 million, and $11.8 million and $11.6 million for the three and six months ended June 30, 2006 and 2005, respectively.

7.   Long-term Debt

The Company’s long-term debt consists of the following at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Bank debt	$259,780	$260,350
Non-U.S. bank debt	25,240	30,960
9 7/8% subordinated notes, due June 2012	436,450	436,370
	721,470	727,680
Less: Current maturities, long-term debt	7,780	13,820
Long-term debt	$713,690	$713,860

Bank Debt

The Company is a party to a credit facility (‘‘Credit Facility’’) with a group of banks consisting of a $335.0 million term loan which matures December 31, 2009. In addition to the term loan, the Credit Facility includes an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. As of June 30, 2006 and December 31, 2005, $259.8 million and $260.4 million, respectively, were outstanding. The Credit Facility allows the Company to issue letters of credit, not to exceed $45.0 million in aggregate, against revolving credit facility commitments. At June 30, 2006 and December 31, 2005, the Company had letters of credit of approximately $43.4 million and $43.7 million, respectively, issued and outstanding. The effective interest rate on Credit Facility borrowings was 8.90% and 8.03% at June 30, 2006 and December 31, 2005, respectively.

The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company’s subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $782.2 million and $757.5 million at June 30, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 15. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2006. See also, Note 14, “Subsequent Event.”

Non-U.S. bank debt

In the United Kingdom, a Company subsidiary is party to a revolving debt agreement which expires October 31, 2006 and is secured by a letter of credit under the Credit Facility. At June 30, 2006, the balance outstanding under this arrangement was $2.2 million at an interest rate of 5.7%.

In Italy, a Company subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At June 30, 2006, the balance outstanding under this agreement was $6.0 million at an interest rate of 3.8%.

In Australia, a Company subsidiary is party to a debt agreement up to an amount of $25 million which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At June 30, 2006, the balance outstanding under this agreement was $17.0 million at a weighted average interest rate of 6.7%.

Notes

The 9 7/8% senior subordinated notes due 2012 (“Notes”) indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2006, the Company was in compliance with all such covenant requirements.

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

As of July 31, 2006, we were a party to approximately 1,605 pending cases involving an aggregate of approximately 10,697 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs for all such cases (exclusive of defense costs), some of which were filed over 18 years ago, have been approximately $3.5 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos-related defense and indemnity payments. The coverage-in-place agreement allocates payment responsibility among the primary carrier, excess carriers, and the Company’s subsidiary.

We may be subjected to significant additional claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to the Company’s potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial position and results of operations or cash flows.

The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company’s financial position and results of operations or cash flows.

9.   Related Parties

Metaldyne Corporation

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas’ behalf. During the six months ended June 30, 2006, there were no payments made with respect to these obligations. The remaining assumed liabilities of approximately $8.4 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners (“Heartland”) at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively, and $1.0 million and $2.1 million for the three and six month ended June 30, 2005, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expense in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2006, respectively, and $0.2 million and $0.3 million in the three and six month periods ended June 30, 2005, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.6 million and $3.6 million in the three and six month periods ended June 30, 2006, respectively, and approximately $2.2 million and $4.0 million in the three and six month periods ended June 30, 2005, respectively. These amounts are included in results of discontinued operations. See note 2 “Discontinued Operations and Assets Held for Sale.”

Collins & Aikman

In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time Collins & Aikman owed the Company $1.3 million, which subsequently was fully reserved. As of June 30, 2006, Collins & Aikman’s receivable balance of approximately $0.1million, was current and collectible.

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

Recreational Accessories—Towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components.

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA.

Segment activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales
Packaging Systems	$53,940	$49,870	$105,040	$97,070
Energy Products	38,720	31,260	78,670	64,850
Industrial Specialties	47,070	46,080	91,510	84,610
RV & Trailer Products	51,480	52,320	107,340	108,160
Recreational Accessories	88,430	90,050	170,110	174,860
Total	$279,640	$269,580	$552,670	$529,550
Operating Profit
Packaging Systems	$10,140	$9,300	$18,660	$16,740
Energy Products	5,550	3,490	11,470	8,520
Industrial Specialties	9,860	10,180	18,270	16,090
RV & Trailer Products	6,400	6,820	14,680	15,300
Recreational Accessories	6,470	3,660	10,880	7,460
Corporate expenses and management fees	(6,890)	(4,250)	(13,150)	(9,870)
Total	$31,530	$29,200	$60,810	$54,240
Adjusted EBITDA
Packaging Systems	$13,300	$10,660	$25,030	$20,810
Energy Products	6,160	4,120	12,700	9,780
Industrial Specialties	11,120	11,430	20,930	18,600
RV & Trailer Products	8,310	8,510	18,400	18,910
Recreational Accessories	9,050	6,250	15,920	12,730
Corporate expenses and management fees	(7,900)	(4,980)	(15,150)	(11,330)
Total	$40,040	$35,990	$77,830	$69,500

11.   Stock Options and Awards

The TriMas Corporation 2002 Long Term Equity Incentive Plan (the “Plan”), provides for the issuance of equity-based incentives in various forms, of which a total of 2,222,000 stock options have been approved for issuance under the Plan. As of June 30, 2006, the Company has 1,952,066 stock options outstanding, each of which may be used to purchase one share of the Company’s common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of:  (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

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

The Company recognized stock-based compensation expense of $0.4 million and $0.8 million before income taxes for the three and six months ended June 30, 2006 and $0.1 million and $0.2 million before income taxes for the three and six months ended June 30, 2005. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statements of operations. The total fair value of stock options that vested during the three and six months ended June 30, 2006 and 2005 was $0.3 million and $0, and $0.4 million and $0, respectively. As of June 30, 2006, the Company had $2.0 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.3 years.

The fair value of options granted in 2005 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%. During the first six months of 2006, 7,110 options were issued by the Company. The weighted average fair value of stock options at the date of grant during the six month period ended June 30, 2006 was $3.34.

Information related to stock options at June 30, 2006, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,946,123	$20.81
Granted	7,110	23.00
Exercised	—	—
Cancelled	(1,167)	20.00
Outstanding at June 30, 2006	1,952,066	$20.82	6.9	—
Exercisable at June 30, 2006	—

The following table illustrates the pro forma effect of adopting the fair value recognition provisions of SFAS No. 123R on income from continuing operations and earnings per share for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(dollars and shares in thousands, except for per share amounts)
Income from continuing operations	$4,900	$8,510
Plus: Stock-based employee compensation expense included in reported net income, net of related tax effects	20	40
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(20)	(110)
Pro-forma income from continuing operations	$4,900	$8,440
Earnings per share—basic:
Continuing operations, pro-forma	$0.24	$0.42
Weighted average shares	20,010	20,010
Earnings per share—diluted:
Continuing operations, pro forma	$0.24	$0.41
Weighted average shares	20,760	20,760

12.   Earnings per Share

The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), “Earnings per Share.”  Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the six months ended June 30, 2006 and 2005, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share. At June 30, 2006, this warrant has not been exercised. Options to purchase approximately 1,952,066 and 1,712,081 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

13.   Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas’ defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and six months ended June 30, 2006 and 2005:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service costs	$160	$150	$310	$300
Interest costs	400	420	800	840
Expected return on plan assets	(460)	(460)	(920)	(920)
Amortization of net loss	130	90	260	180
Net periodic benefit cost	$230	$200	$450	$400

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)

Service costs	$20	$20	$50	$40
Interest costs	130	90	250	180
Amortization of net loss	30	20	50	40
Net periodic benefit cost	$180	$130	$350	$260

The Company expects to contribute approximately $2.3 million to its defined benefit pension plans in 2006. During the three and six month periods ending June 30, 2006 the Company contributed approximately $0.6 and $1.1 million, respectively.

14.   Subsequent Event

In August 2006, the Company completed the amendment and restatement of its senior secured credit facilities, which extended maturities of the revolving credit facility through December 2011 and the term loan facility through December 2013. The amended and restated credit facilities are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Interest costs of the revolving and term loan credit facilities will be equal to LIBOR plus 275 bps.

15.   Supplemental Guarantor Condensed Consolidating Financial Information

Under an indenture dated June 6, 2002, TriMas Corporation (“Parent”), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes (“Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company’s Credit Facility.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$(1,090)	$2,490	$—	$1,400
Trade receivables, net	—	80,060	24,620	—	104,680
Receivables, intercompany	—	—	(1,990)	1,990	—
Inventories, net	—	139,100	18,840	—	157,940
Deferred income taxes	—	19,590	530	—	20,120
Prepaid expenses and other current assets		6,730	720		7,450
Assets of discontinued operations held for sale	—	43,290	—	—	43,290
Total current assets	—	287,680	45,210	1,990	334,880
Investments in subsidiaries	782,170	162,160		(944,330)	—
Property and equipment, net	—	111,410	52,720	—	164,130
Goodwill	—	538,160	112,490	—	650,650
Intangibles and other assets	20,150	262,400	20,660	(8,460)	294,750
Total assets	$802,320	$1,361,810	$231,080	$(950,800)	$1,444,410
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$5,190	$—	$7,780
Accounts payable, trade	—	95,780	18,450	—	114,230
Accounts payable, intercompany	—	(1,990)	—	1,990	—
Accrued liabilities	1,910	61,410	9,660	—	72,980
Due to Metaldyne		4,910			4,910
Liabilities of discontinued operations	—	33,290	—	—	33,290
Total current liabilities	1,910	195,990	33,300	1,990	233,190
Long-term debt	436,450	257,190	20,050	—	713,690
Deferred income taxes	—	88,620	15,520	(8,460)	95,680
Other long-term liabilities	—	34,360	50	—	34,410
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	438,360	579,640	68,920	(6,470)	1,080,450
Total shareholders’ equity	363,960	782,170	162,160	(944,330)	363,960
Total liabilities and shareholders’ equity	$802,320	$1,361,810	$231,080	$(950,800)	$1,444,410

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Trade receivables, net	—	76,990	12,970	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,080	17,370	—	148,450
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets		6,160	890	—	7,050
Assets of discontinued operations held for sale	—	46,730	—	—	46,730
Total current assets	—	280,920	35,630	(510)	316,040
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,180	51,070	—	164,250
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440
Total assets	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$11,230	$—	$13,820
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne	—	4,850	—	—	4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410
Total current liabilities	1,920	184,360	45,360	(510)	231,130
Long-term debt	436,370	257,760	19,730	—	713,860
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	438,290	578,810	80,080	(17,970)	1,079,210
Total shareholders’ equity	349,300	757,450	133,230	(890,680)	349,300
Total liabilities and shareholders’ equity	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$242,010	$49,950	$(12,320)	$279,640
Cost of sales	—	(178,230)	(38,670)	12,320	(204,580)
Gross profit	—	63,780	11,280	—	75,060
Selling, general and administrative expenses	—	(37,930)	(5,680)	—	(43,610)
Gain on dispositions of property and equipment	—	80	—	—	80
Operating profit	—	25,930	5,600	—	31,530
Other income (expense), net:
Interest expense	(10,570)	(8,240)	(1,220)	—	(20,030)
Other income (expense), net	(780)	(410)	50	—	(1,140)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	17,280	4,430	—	10,360
Income tax (expense) benefit	5,170	(7,790)	(850)	—	(3,470)
Equity in net income (loss) of subsidiaries	9,040	3,580	—	(12,620)	—
Income (loss) from continuing operations	2,860	13,070	3,580	(12,620)	6,890
Loss from discontinued operations		(4,030)	—	—	(4,030)
Net income (loss)	$2,860	$9,040	$3,580	$(12,620)	$2,860

	Three Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$227,190	$46,690	$(4,300)	$269,580
Cost of sales	—	(169,940)	(35,360)	4,300	(201,000)
Gross profit	—	57,250	11,330	—	68,580
Selling, general and administrative expenses	—	(33,200)	(5,800)	—	(39,000)
Loss on dispositions of property and equipment	—	(380)	—	—	(380)
Operating profit	—	23,670	5,530	—	29,200
Other income (expense), net:
Interest expense	(10,440)	(5,120)	(3,170)	20	(18,710)
Other income (expense), net	(900)	930	(2,770)	(20)	(2,760)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	19,480	(410)	—	7,730
Income tax (expense) benefit	4,650	(7,780)	300	—	(2,830)
Equity in net income (loss) of subsidiaries	10,740	(110)	—	(10,630)	—
Income (loss) from continuing operations	4,050	11,590	(110)	(10,630)	4,900
Loss from discontinued operations	—	(850)	—	—	(850)
Net income (loss)	$4,050	$10,740	$(110)	$(10,630)	$4,050

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$483,980	$94,190	$(25,500)	$552,670
Cost of sales	—	(356,070)	(73,700)	25,500	(404,270)
Gross profit	—	127,910	20,490	—	148,400
Selling, general and administrative expenses	—	(76,630)	(10,860)	—	(87,490)
Loss on dispositions of property and equipment	—	(100)	—	—	(100)
Operating profit	—	51,180	9,630	—	60,810
Other income (expense), net:
Interest expense	(21,260)	(16,350)	(2,340)	—	(39,950)
Other income (expense), net	990	(3,210)	300	—	(1,920)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(20,270)	31,620	7,590	—	18,940
Income tax (expense) benefit	8,460	(13,100)	(2,090)	—	(6,730)
Equity in net income (loss) of subsidiaries	18,650	5,500	—	(24,150)	—
Income (loss) from continuing operations	6,840	24,020	5,500	(24,150)	12,210
Loss from discontinued operations		(5,370)	—	—	(5,370)
Net income (loss)	$6,840	$18,650	$5,500	$(24,150)	$6,840

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$449,990	$88,530	$(8,970)	$529,550
Cost of sales	—	(338,550)	(66,390)	8,970	(395,970)
Gross profit	—	111,440	22,140	—	133,580
Selling, general and administrative expenses	—	(66,070)	(13,060)	—	(79,130)
Loss on dispositions of property and equipment	—	(210)	—	—	(210)
Operating profit	—	45,160	9,080	—	54,240
Other income (expense), net:
Interest expense	(21,020)	(12,060)	(3,990)	120	(36,950)
Other income (expense), net	(30)	(780)	(2,920)	(120)	(3,850)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(21,050)	32,320	2,170	—	13,440
Income tax (expense) benefit	8,330	(12,890)	(370)	—	(4,930)
Equity in net income (loss) of subsidiaries	19,280	1,800	—	(21,080)	—
Income (loss) from continuing operations	6,560	21,230	1,800	(21,080)	8,510
Loss from discontinued operations	—	(1,950)	—	—	(1,950)
Net income (loss)	$6,560	$19,280	$1,800	$(21,080)	$6,560

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,620)	$1,930	$37,030	$—	$17,340
Cash Flows from Investing Activities:
Capital expenditures	—	(11,450)	(2,860)	—	(14,310)
Proceeds from sales of fixed assets	—	930	—	—	930
Net cash used for investing activities	—	(10,520)	(2,860)	—	(13,380)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,290)	(70)	—	(1,360)
Proceeds from borrowings on revolving credit facilities	—	375,990	—	—	375,990
Repayments of borrowings on revolving credit facilities	—	(375,610)	(5,310)	—	(380,920)
Intercompany transfers (to) from subsidiaries	21,620	8,160	(29,780)	—	—
Net cash provided by (used for) financing activities	21,620	7,250	(35,160)	—	(6,290)
Cash and Cash Equivalents:
Decrease for the period	—	(1,340)	(990)	—	(2,330)
At beginning of period	—	250	3,480	—	3,730
At end of period	$—	$(1,090)	$2,490	$—	$1,400

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities	$(21,620)	$(34,590)	$70,430	$—	$14,220
Cash Flows from Investing Activities:
Capital expenditures	—	(6,720)	(2,690)	—	(9,410)
Proceeds from sales of fixed assets	—	2,320	—	—	2,320
Net cash used for investing activities	—	(4,400)	(2,690)	—	(7,090)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,440)	—	—	(1,440)
Proceeds from borrowings on revolving credit facilities	—	516,280	—	—	516,280
Repayments of borrowings on revolving credit facilities	—	(521,100)	—	—	(521,100)
Payments on notes payable	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	21,620	45,720	(67,340)	—	—
Net cash used for financing activities	21,620	39,360	(67,340)	—	(6,360)
Cash and Cash Equivalents:
Increase for the period	—	370	400	—	770
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	$890	$2,970	$—	$3,860

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

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. During the first quarter of 2006, we realigned our operating segments and management structure to better focus our various businesses’ product line offerings by industry, end customer markets and related channels of distribution. We currently have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, and subsequent acquisitions and recent consolidation, integration and restructuring efforts.

Key Factors and Risks Affecting our Reported Results.   Critical factors affecting our ability to succeed include: our ability to successfully pursue organic growth through product development, cross-selling and product bundling and our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that will supplement existing product lines, add new distribution channels, expand our geographic coverage or enable us to better absorb overhead costs; our ability to manage our cost structure more efficiently through improved supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative and overhead functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

Our businesses and results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in the business of our Recreational Accessories and RV & Trailer Products operating segments as well. Sales of towing and trailering products within these business segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the selling season. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks. The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer sentiment, which could be negatively impacted by increased costs to consumers as a result of higher interest rates and energy costs, among other things.

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we have experienced delays in our ability to implement price increases, we generally recover such increased costs. Although steel price increases and disruptions in supply abated in 2005, we may experience recurring steel price increases or disruptions in supply in the future and we may not be able to pass along such higher costs to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs however, such increased costs may adversely impact our earnings.

We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Our Prior Acquisitions.   Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Fittings acquisitions. We also completed four smaller acquisitions: Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003, and Bargman in January 2004.

Recent Consolidation, Integration and Restructuring Activities.   We have undertaken significant consolidation, integration and other cost savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs were essentially completed as of December 31, 2004. In addition to these major projects, there were also a series of other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions, some of which were extended into 2005 in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for the six months ended June 30, 2006 and 2005, were approximately $0.7 million and $1.6 million, respectively.

Key Indicators of Performance.   In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and legacy restricted stock award expense. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are expected to continue and will be driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

•       although depreciation, amortization and asset impairment charges and write-offs are non-cash charges, the assets being depreciated, amortized or written off may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements;

•       it does not reflect changes in, or cash requirements for, our working capital needs;

•       it does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our indebtedness;

•       it does not reflect certain tax payments that may represent a reduction in cash available to us;

•       it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and;

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

For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income before cumulative effect of accounting change and cash flows from operating activities for the and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income	$2,860	$4,050	$6,840	$6,560
Income tax expense	660	2,280	3,070	3,690
Interest expense	20,030	18,710	39,950	36,950
Depreciation and amortization	9,660	10,510	18,950	21,020
Adjusted EBITDA	33,210	35,550	68,810	68,220
Interest paid	(23,360)	(27,980)	(28,640)	(33,760)
Taxes paid	(1,800)	(2,150)	(6,730)	(5,750)
Loss on disposition of plant and equipment	3,030	370	3,130	130
Payments to Metaldyne to fund contractual liabilities	—	(330)	—	(330)
Receivables sales and securitization, net	(7,020)	(2,120)	18,100	24,440
Net change in working capital	2,270	22,230	(37,330)	(38,730)
Cash flows provided by operating activities	$6,330	$25,570	$17,340	$14,220

The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Facility and business consolidation costs (a)	$20	$—	$40	$—
Business unit restructuring costs (b)	90	380	180	660
Acquisition integration costs (c)	200	900	490	900
	$310	$1,280	$710	$1,560

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

Segment Information and Supplemental Analysis

The following table summarizes financial information of continuing operations for our five business segments for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$53,940	19.3%	$49,870	18.5%
Energy Products	38,720	13.9%	31,260	11.6%
Industrial Specialties	47,070	16.8%	46,080	17.1%
RV & Trailer Products	51,480	18.4%	52,320	19.4%
Recreational Accessories	88,430	31.6%	90,050	33.4%
Total	$279,640	100.0%	$269,580	100.0%
Gross Profit:
Packaging Systems	$16,240	30.1%	$14,920	29.9%
Energy Products	11,050	28.5%	8,380	26.8%
Industrial Specialties	13,820	29.4%	13,750	29.8%
RV & Trailer Products	11,210	21.8%	11,880	22.7%
Recreational Accessories	22,740	25.7%	19,660	21.8%
Allocated/Corporate expenses	—	N/A	(10)	N/A
Total	$75,060	26.8%	$68,580	25.4%
Selling, General and Administrative:
Packaging Systems	$6,100	11.3%	$5,620	11.3%
Energy Products	5,470	14.1%	4,900	15.7%
Industrial Specialties	3,960	8.4%	3,570	7.7%
RV & Trailer Products	4,800	9.3%	4,670	8.9%
Recreational Accessories	16,390	18.5%	16,010	17.8%
Allocated/Corporate expenses	6,890	N/A	4,230	N/A
Total	$43,610	15.6%	$39,000	14.5%
Operating Profit:
Packaging Systems	$10,140	18.8%	$9,300	18.6%
Energy Products	5,550	14.3%	3,490	11.2%
Industrial Specialties	9,860	20.9%	10,180	22.1%
RV & Trailer Products	6,400	12.4%	6,820	13.0%
Recreational Accessories	6,470	7.3%	3,660	4.1%
Corporate expenses and management fees	(6,890)	N/A	(4,250)	N/A
Total	$31,530	11.3%	$29,200	10.8%
Adjusted EBITDA:
Packaging Systems	$13,300	24.7%	$10,660	21.4%
Energy Products	6,160	15.9%	4,120	13.2%
Industrial Specialties	11,120	23.6%	11,430	24.8%
RV & Trailer Products	8,310	16.1%	8,510	16.3%
Recreational Accessories	9,050	10.2%	6,250	6.9%
Corporate expenses and management fees	(7,900)	N/A	(4,980)	N/A
Total	$40,040	14.3%	$35,990	13.4%

The following table summarizes financial information of continuing operations for our five business segments for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$105,040	19.0%	$97,070	18.4%
Energy Products	78,670	14.2%	64,850	12.2%
Industrial Specialties	91,510	16.6%	84,610	16.0%
RV & Trailer Products	107,340	19.4%	108,160	20.4%
Recreational Accessories	170,110	30.8%	174,860	33.0%
Total	$552,670	100.0%	$529,550	100.0%
Gross Profit:
Packaging Systems	$30,740	29.3%	$28,640	29.5%
Energy Products	23,240	29.5%	18,140	28.0%
Industrial Specialties	26,620	29.1%	23,360	27.6%
RV & Trailer Products	24,850	23.2%	25,640	23.7%
Recreational Accessories	42,950	25.2%	37,800	21.6%
Allocated/Corporate expenses	—	N/A	—	N/A
Total	$148,400	26.9%	$133,580	25.2%
Selling, General and Administrative:
Packaging Systems	$12,100	11.5%	$11,920	12.3%
Energy Products	11,590	14.7%	9,630	14.8%
Industrial Specialties	8,280	9.0%	7,230	8.5%
RV & Trailer Products	10,210	9.5%	9,970	9.2%
Recreational Accessories	32,160	18.9%	30,530	17.5%
Allocated/Corporate expenses	13,150	N/A	9,850	N/A
Total	$87,490	15.8%	$79,130	14.9%
Operating Profit:
Packaging Systems	$18,660	17.8%	$16,740	17.2%
Energy Products	11,470	14.6%	8,520	13.1%
Industrial Specialties	18,270	20.0%	16,090	19.0%
RV & Trailer Products	14,680	13.7%	15,300	14.1%
Recreational Accessories	10,880	6.4%	7,460	4.3%
Corporate expenses and management fees	(13,150)	N/A	(9,870)	N/A
Total	$60,810	11.0%	$54,240	10.2%
Adjusted EBITDA:
Packaging Systems	$25,030	23.8%	$20,810	21.4%
Energy Products	12,700	16.1%	9,780	15.1%
Industrial Specialties	20,930	22.9%	18,600	22.0%
RV & Trailer Products	18,400	17.1%	18,910	17.5%
Recreational Accessories	15,920	9.4%	12,730	7.3%
Corporate expenses and management fees	(15,150)	N/A	(11,330)	N/A
Total	$77,830	14.1%	$69,500	13.1%

Results of Operations

The principal factors impacting us during the three and six months ended June 30, 2006 compared with the three and six months ended June 30, 2005, were:

•       continued economic expansion and a strong industrial economy which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments;

•       the impact of significant competitive pricing pressures within the retail market channel of our Recreational Accessories business segment and our RV & Trailer Products segment, and reduced demand for trailering components within our RV & Trailer Products segment, and;

•       the impact of higher material costs and availability of some commodities, notably certain types of steel, polyethylene and polypropylene resins.

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Overall, net sales increased $10.1 million, or approximately 3.7% for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. Net sales in the three months ended June 30, 2006 were approximately $1.0 million greater versus the three months ended June 30, 2005 due to currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. Packaging Systems’ net sales increased $4.0 million, or approximately 8.2%, to $53.9 million for the three months ended June 30, 2006, from $49.9 million for the three months ended June 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 9.3%, while sales of specialty tapes, laminates and insulation products improved 4.8%. Net sales within Energy Products increased $7.4 million, or approximately 23.9%, to $38.7 million for the three months ended June 30, 2006 from $31.3 million for the three months ended June 30, 2005 as businesses in this segment benefited from extensive oil and gas drilling activity in North America and high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $1.0 million, or approximately 2.1%, to $47.1 million for the three months ended June 30, 2006 from $46.1 million for the three months ended June 30, 2005, due to continued strong demand in all but one of the businesses in this segment, but most notably within our aerospace fasteners and industrial cylinder businesses. Net sales within RV & Trailer Products decreased $0.8 million to $51.5 million for the three months ended June 30, 2006 from $52.3 million for the three months ended June 30, 2005 as lower sales demand in the agricultural/industrial and horse/livestock markets was approximately offset by stronger demand in the marine, RV distribution, specialty retail and Original Equipment (“OE”) automotive market sectors. Recreational Accessories’ net sales decreased $1.7 million to $88.4 million for the three months ended June 30, 2006 from $90.1 million in the three months ended June 30, 2005 principally as a result of reduced sales activity in our automotive OE and big box retail channels.

Gross profit margin (gross profit as a percentage of sales) approximated 26.8% and 25.4% for the three months ended June 30, 2006 and 2005, respectively. Packaging Systems’ gross profit margin increased slightly from the year ago period to approximately 30.1% for the three months ended June 30, 2006 from 29.9% for the three months ended June 30, 2005. Energy Products’ gross profit margin increased to 28.5% for the three months ended June 30, 2006 compared to 26.8% for the three months ended June 30, 2005 as this segment’s margin benefited primarily from higher sales volumes between years. Gross profit margin within Industrial Specialties decreased slightly to 29.4% for the three months ended June 30, 2006 from 29.8% in the three months ended June 30, 2005 due to a change in sales mix. RV & Trailer Products’ gross profit margin decreased to 21.8% for the three months ended June 30, 2006 from 22.7% for the three months ended June 30, 2005. The decrease between years is due to competitive import pricing pressures in our trailer business and to sales mix in our electrical and Australian operations. Recreational Accessories’ gross profit margin increased to 25.7% for the three months ended June 30, 2006 from 21.8% for the three months ended June 30, 2005. The increase between years is due primarily to improved material margin ($2.4 million) resulting from our sourcing initiatives.

Operating profit margin (operating profit as a percentage of sales) approximated 11.3% and 10.8% for the three months ended June 30, 2006 and 2005, respectively. Packaging Systems’ operating profit margin was 18.8% and 18.6% in the three months ended June 30, 2006 and 2005, respectively. Operating profit increased $0.8 million, or approximately 9.0%, for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, consistent with the increased level of sales. Energy Products’ operating profit margin was 14.3% and 11.2% for the three months ended June 30, 2006 and 2005, respectively. Operating profit improved $2.1 million in the three months ended June 30, 2006 compared to the year ago period due primarily to operating profit earned on higher sales levels and lower selling, general and administrative expenses as a percentage of sales. Industrial Specialties’ operating profit margin was 20.9% and 22.1% for the three months ended June 30, 2006 and 2005, respectively. Operating profit decreased $0.3 million in the three months ended June 30, 2006 compared to the year ago period as the impact of less profitable product mix in our defense business, greater variable manufacturing spending and increased employee compensation costs more than offset the impact of higher sales levels between years. RV & Trailer Products’ operating profit margin declined $0.4 to 12.4% from 13.0% for the three months ended June 30, 2006 and 2005, respectively, as lower gross profit due to sales mix and competitive import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005. Recreational Accessories’ operating profit margin was 7.3% and 4.1% in the three months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.8 million to $6.5 million for the three months ended June 30, 2006 from $3.7 million for the three months ended June 30, 2005. The improvement in gross profit of $3.1 million was in part offset by $0.4 million higher selling, general and administrative expenses related principally to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

Packaging Systems.   Net sales increased $4.0 million, or approximately 8.2% to $53.9 million for the three months ended June 30, 2006 compared to $49.9 million for the three months ended June 30, 2005. Overall, the $4.0 million improvement in sales is a result of increasing demand for our specialty dispensing products and strong demand for products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $0.7 million was due to increased sales of specialty tapes, laminates and insulation products, $1.8 million was due to increased sales of industrial closures, rings and levers, and $1.5 million was due to higher sales of new consumer-oriented specialty dispensing products.

Packaging Systems’ gross profit increased approximately $1.3 million to $16.2 million for the three months ended June 30, 2006, from $14.9 million in the comparable period a year ago. Gross profit margin was 30.1% and 29.9% for the three months ended June 30, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels achieved.

Packaging Systems’ selling, general and administrative costs increased approximately $0.5 million to $6.1 million, or 11.3% of sales, during the three months ended June 30, 2006 as compared to $5.6 million, or 11.3% of sales, in the three months ended June 30, 2005. The increase in selling, general and administrative expenses during the second quarter 2006 compared to the year ago period was consistent with the increase in net sales.

Overall, Packaging Systems’ operating profit increased $0.8 million to $10.1 million, or 18.8% of sales, for the three months ended June 30, 2006, from $9.3 million, or 18.6% of sales, for the three months ended June 30, 2005, generally consistent with the increase in net sales between years.

Energy Products.   Net sales increased $7.4 million to $38.7 million for the three months ended June 30, 2006 from $31.3 million for the three months ended June 30, 2005. Of this amount, $1.4 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada and

$1.0 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings for Waukesha engines. An additional $1.2 million is the result of overall economic conditions in the industry and additional organic growth throughout Arrow Engine’s other distribution channels. Within our specialty gasket business, sales increased $4.4 million as a result of increased demand from existing customers due to higher turnaround activity at petrochemical refineries while international sales, principally in Latin America, the Far East and Europe, decreased approximately $0.7 million in the three months ended June 30, 2006 compared to the same period a year ago. International sales in the three months ended June 30, 2005 were higher than normal as a result of relatively low levels of sales activity in the first quarter of 2005.

Gross profit within Energy Products increased $2.7 million to $11.1 million, or 28.5% of sales, for the three months ended June 30, 2006, from $8.4 million, or 26.8% of sales, in the comparable period a year ago. Of this amount, approximately $2.0 million is attributed to the sales level increase between years and $0.2 million is the result of on-going efforts to source certain products to suppliers in low cost manufacturing countries. The remaining improvement is due to better absorption of fixed overhead costs given increased sales volumes in the second quarter 2006 compared to second quarter 2005.

Selling, general and administrative expenses in the three months ended June 30, 2006 increased $0.6 million to $5.5 million, or 14.1% of sales, for the three months ended June 30, 2006 from $4.9 million, or 15.7% of sales, for the three months ended June 30, 2005. Of this amount, $0.2 million is due to increased asbestos litigation defense costs in our specialty gasket business, while overall selling, general and administrative expenses within this segment increased a net $0.4 million compared to the same period a year ago. Energy Products achieved increased sales levels without a proportionate increase in selling and administrative costs due to the relatively fixed-cost nature of this segment’s existing distribution network, particularly with respect to sales of specialty gaskets and engine replacement parts.

Overall, operating profit within Energy Products improved $2.1 million between years to $5.6 million in the three months ended June 30, 2006 from $3.5 million in the three months ended June 30, 2005. Operating profit as a percentage of sales for the three months ended June 30, 2006 and 2005 was approximately 14.3% and 11.2%, respectively, due primarily to increased gross profit as a result of higher sales levels and better absorption of fixed overhead costs and lower selling costs as a percentage of sales as due to the relatively fixed-cost nature of this segment’s existing distribution network.

Industrial Specialties.   Net sales during the three months ended June 30, 2006, increased $1.0 million, or approximately 2.1%, to $47.1 million from $46.1 million in the three months ended June 30, 2005, as demand for our products in the general industrial, aerospace, and automotive markets moderated somewhat compared to previous quarters. Net sales in the quarter ended June 30, 2006, increased 7.9% in our aerospace fastener business, 6.3% in our industrial cylinder business, 11.4% in our precision cutting tools business and 4.0% in our specialty automotive fittings business, compared to the quarter ended June 30, 2005. However, sales within our defense business decreased 21.8% in the three months ended June 30, 2006 compared to the same period a year ago due to the timing of shell casing deliveries to the U.S. military. We estimate that steel cost increases recovered from customers via pricing during the three months ended June 30, 2006, principally within our industrial cylinder and precision tool businesses, was comparable to the same period a year ago.

Gross profit within Industrial Specialties was approximately flat at $13.8 million in the three months ended June 30, 2006 and 2005, while gross margin was 29.4% and 29.8%, respectively. Of the change in gross profit, approximately $0.3 million is attributed to the sales level increase between years and $1.3 million is due to improved material margins. This improvement in gross profit was essentially offset by increased direct labor and variable manufacturing spending of $0.6 million in support of continued high levels of production in our aerospace fasteners and industrial cylinders businesses and less profitable product mix in our defense business.

Selling, general and administrative expenses increased $0.4 million to $4.0 million in the three months ended June 30, 2006 from $3.6 million in the three months ended June 30, 2005, and spending as a percentage of sales was 8.4 % and 7.7% for the quarter ended June 30, 2006 and 2005,respectively. The increase between years is due to $0.3 million higher employee related compensation and benefit charges, and $0.1 million higher non-employee sales commission expense.

Overall, operating profit in the three months ended June 30, 2006 decreased $0.3 million to $9.9 million from $10.2 million in the three months ended June 30, 2005. Operating profit margin within Industrial Specialties declined to 20.9% for the three months ended June 30, 2006 compared to 22.1% from the year-ago period primarily as the impact of less profitable product mix in our defense business, greater variable manufacturing spending and increased employee compensation costs more than offset the impact of higher sales levels between years.

RV & Trailer Products.   Net sales were approximately flat at $51.5 million for the three months ended June 30, 2006 compared to $52.3 million for the three months ended June 30, 2005. Net sales in the three months ended June 30, 2006 were negatively impacted by approximately $0.4 million versus the three months ended June 30, 2005 due to currency exchange as our reported results in U.S. dollars were reduced as a result of a weaker Australian dollar. Net sales during the three months to agricultural/industrial and horse/livestock channels were approximately $1.5 million lower compared to the year ago period due to soft market demand and increased foreign competition. These decreases were offset by sales increases of approximately $1.0 million due to stronger demand in the marine, RV distribution, specialty retail and OE automotive market sectors.

RV & Trailer Products’ gross profit decreased slightly to $11.2 million, or 21.8% of net sales, for the three months ended June 30, 2006 from approximately $11.9 million, or 22.7% of net sales, in the three months ended June 30, 2005. Lower gross profit due to sales mix and competitive import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in the second half of 2005.

RV & Trailer Products’ selling, general and administrative expenses were approximately flat at $4.8 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expense as a percent of sales were 9.3% and 8.9% in the three months ended June 30, 2006 and 2005, respectively.

Overall, RV & Trailer Products’ operating profit declined $0.4 million, from approximately $6.8 million, or 13.0% of net sales, in the three months ended June 30, 2005 to $6.4 million, or 12.4% of net sales, in the three months ended June 30, 2006. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall.

Recreational Accessories.   Net sales decreased $1.7 million, or approximately 1.9%, to $88.4 million for the three months ended June 30, 2006 compared to $90.1 million for the three months ended June 30, 2005. Net sales in the three months ended June 30, 2006 were positively impacted approximately $1.3 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was due to reduced levels of towing-related products sales activity in our automotive OE and big box retail channels.

Recreational Accessories’ gross profit increased $3.0 million to $22.7 million, or 25.7% of net sales, for the three months ended June 30, 2006 from approximately $19.7 million, or 21.8% of net sales, in the three months ended June 30, 2005. Of this increase in gross profit, we estimate $2.4 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

Recreational Accessories’ selling, general and administrative expenses increased approximately $0.4 million to $16.4 million, or 18.5% of net sales, during the three months ended June 30, 2006 from $16.0 million, or 17.8% of net sales, in the three months ended June 30, 2005, due to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

Overall, Recreational Accessories’ operating profit increased $2.8 million to approximately $6.5 million, or 7.3% of net sales, in the three months ended June 30, 2006 from $3.7 million, or 4.1% of net sales, in the three months ended June 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

Corporate Expenses and Management Fees.   Corporate expenses and management fees increased approximately $2.6 million to $6.9 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005. The increase between years is due primarily to increased employee compensation costs of $1.3 million due to higher payroll costs, increased incentive compensation expense and higher stock compensation expense as a result of implementation of SFAS No. 123R, “Accounting for Stock-Based Compensation,” increased tax and audit expense of $0.5 million, and increased costs associated with the Company’s self-insured programs of $0.4 million.

Interest Expense.   Interest expense increased approximately $1.3 million to $20.0 million for the three months ended June 30, 2006 as compared to $18.7 million for the three months ended June 30, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings to approximately 8.53% during second quarter 2006 from approximately 6.75% during the second quarter 2005, offset in part by a reduction in weighted average borrowings to approximately $332.6 million in second quarter 2006 from approximately $365.0 million during second quarter 2005.

Other Expense, Net.   Other, net decreased approximately $1.7 million to $1.1 million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005. In second quarter 2006, we incurred approximately $1.1 million of expense in connection with use of our receivables securitization facility to fund working capital needs. In second quarter 2005, we incurred $0.8 million of expense in connection with use of our receivables securitization facility to fund working capital needs and $1.9 million of net losses on transactions denominated in foreign currencies other than the local currency of the Company subsidiary that is a party to the transaction.

Income Taxes.   The effective income tax rate for the three months ended June 30, 2006 and 2005 was 33% and 36%, respectively. The decrease in the effective rate in the quarter ended June 30, 2006 compared to the same period a year ago is primarily related to the Company recording a net tax benefit of $0.5 million due to a change in the Texas state tax law, which was signed into effect on May 19, 2006. In the quarter ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $6.0 million and $4.4 million, respectively. In the quarter ended June 30, 2005, the Company reported domestic and foreign pre-tax income of approximately $2.9 million and $3.4 million, respectively.

Discontinued Operations.   During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. In the second quarter 2006, the loss from discontinued operations, net of income tax benefit, was $4.0 million compared to a loss from discontinued operations, net of income tax benefit, of

$0.9 million in the three months ended June 30, 2005. See Note 2 to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net sales increased $23.1 million, or approximately 4.4% for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. Packaging Systems’ net sales increased $7.9 million to $105.0 million from $97.1 million, or approximately 8.1%, for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 7.7%, while sales of specialty tapes, laminates and insulation products improved 9.7%. Net sales within Energy Products increased $13.8 million, or 21.3%, to $78.7 million in the six months ended June 30, 2006 from $64.9 million in the comparable year ago period as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $6.9 million, or approximately 8.2%, to $91.5 million for the six months ended June 30, 2006 from $84.6 million in the six months ended June 30, 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinders businesses. Net sales within RV & Trailer Products were $107.3 million in the six months ended June 30, 2006 compared to $108.2 million in the six months ended June 30, 2005 which were approximately flat as lower sales demand in the agricultural/industrial and RV distributor markets was approximately offset by stronger demand in the horse/livestock and OE automotive market sectors. Recreational Accessories’ net sales decreased $4.8 million to $170.1 million in the six months ended June 30, 2006 from $174.9 million in the six months ended June 30, 2005 principally as a result of reduced sales activity in our towing products business’ early order program and reduced demand in our automotive OE and big box retail channels.

Gross profit margin (gross profit as a percentage of sales) approximated 26.9% and 25.2% for the six months ended June 30, 2006 and 2005, respectively. Packaging Systems’ gross profit margin decreased slightly from the year ago period to approximately 29.3% for the six months ended June 30, 2006 from 29.5% for the six months ended June 30, 2005. Energy Products’ gross profit margin increased to 29.5% in the six months ended June 30, 2006 compared to 28.0% for the six months ended June 30, 2005 as this segment’s margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the six months ended June 30, 2006 to 29.1% compared to 27.6% in the six months ended June 30, 2005 due generally to the higher sales volumes between years as well as greater sales of high margin aerospace fasteners. RV & Trailer Products’ gross profit margin was essentially flat at 23.2% and 23.7% for the six months ended June 30, 2006 and 2005, respectively. Recreational Accessories’ gross profit margin increased to 25.2% in the six months ended June 30, 2006 from 21.6% in the six months ended June 30, 2005. The increase between years is due primarily to improved material margin ($3.6 million) and higher productivity levels at our Goshen, Indiana manufacturing facility.

Operating profit margin (operating profit as a percentage of sales) approximated 11.0% and 10.2% for the six months ended June 30, 2006 and 2005, respectively. Packaging Systems’ operating profit margin was 17.8% and 17.2% for the six months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.0 million for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 as the decline in gross profit margin was more than offset by gross profit earned on increased sales and reduced spending on selling, general and administrative activities between years. Energy Products’ operating profit margin was 14.6% and 13.1% for the six months ended June 30, 2006 and 2005, respectively. Operating profit improved $3.0 million in the six months ended June 30, 2006 compared to the year ago period as increased margins earned on higher sales levels were partially offset by higher selling, general and administrative expenses, principally increased asbestos litigation defense costs.

Industrial Specialties’ operating profit margin was 20.0% and 19.0% for the six months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.2 million in the six months ended June 30, 2006 compared to the year ago period due to increased sales levels in four of five businesses in this segment and proportionately greater sales of higher margin aerospace fasteners, partially offset by higher selling, general and administrative expenses principally increased employee related compensation and benefit costs. RV & Trailer Products’ operating profit margin was 13.7% and 14.1% for the six months ended June 30, 2006 and 2005, respectively, as cost savings initiatives approximately offset increased transportation costs and slightly higher employee benefit costs. Recreational Accessories’ operating profit margin was 6.4% and 4.3% in the six months ended June 30, 2006 and 2005, respectively. Operating profit increased $3.4 million to $10.9 million for the six months ended June 30, 2006 as compared to $7.5 million in the first quarter of 2005. The improvement in gross profit was in part offset by $1.5 million higher selling expenses related principally to increased promotional spending to support greater retail channel sales activity and an increase in distribution costs from our South Bend facility associated, in part, with closure of our Sheffield operations.

Packaging Systems.   Net sales increased $7.9 million, or approximately 8.1% to $105.0 million for the six months ended June 30, 2006 compared to $97.1 million for the six months ended June 30, 2005. Net sales in the six months ended June 30, 2006 were negatively impacted by approximately $1.2 million versus the six months ended June 30, 2005 due to currency exchange as our reported results in U.S. dollars were reduced by weaker foreign currencies. Overall, the $7.9 million increase in sales is a result of strong demand for our products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $2.7 million was due to increased sales of specialty tapes, laminates and insulation products, $3.3 million was due to increased sales of industrial closures, rings and levers, and $2.0 million was due to increased sales of new consumer-oriented specialty dispensing products.

Packaging Systems’ gross profit increased approximately $2.1 million to $30.7 million for the six months ended June 30, 2006, from $28.6 million in the comparable period a year ago. Gross profit margins were 29.3% and 29.5% for the six months ended June 30, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels.

Packaging Systems’ selling, general and administrative costs increased approximately $0.2 million to $12.1 million, or 11.5% of sales, during the six months ended June 30, 2006 as compared to $11.9 million, or 12.3% of sales, in the six months ended June 30, 2005. Overall, selling, general and administrative expenses increased approximately $0.6 million in the six months ended June 30, 2006, which was offset in part by $0.4 million of expense incurred in the six months ended June 30, 2005 related to completion of Compac’s facilities consolidation that did not recur in 2006.

Overall, Packaging Systems’ operating profit increased $2.0 million to $18.7 million, or 17.8% of sales, during the six months ended June 30, 2006 from $16.7 million, or 17.2% of sales, in the comparable period a year ago. Of this amount, approximately $1.4 million is due to increased sales levels between years, $0.4 million is attributed to costs associated with Compac’s 2005 facility consolidation that did not recur in 2006, with the remaining improvement resulting from lower selling costs as a percentage of sales.

Energy Products.   Net sales increased $13.8 million, or 21.3%, to $78.7 million for the six months ended June 30, 2006 from $64.9 million for the six months ended June 30, 2005. Of this amount, $3.1 million represents increased demand from existing customers for slow speed engine products as result of continued favorable market conditions for oil and gas producers in the United States and Canada and $2.6 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings mainly for the Waukesha and CAT engine lines. An additional $2.0 million is the result of overall strong market conditions in the industry and additional organic growth throughout Arrow Engine’s other distribution channels. Within our specialty gasket business, sales increased $5.6 million as a result of increased demand from existing customers due to continued high levels of turnaround activity at petrochemical refineries and $0.3 million due to increased international sales, principally in Latin America, the Far East and Europe.

Gross profit within Energy Products increased $5.1 million to $23.2 million, or 29.5% of sales, for the six months ended June 30, 2006, from $18.1 million or 28.0% of sales for the six months ended June 30, 2005. Of this amount, approximately $3.9 million is attributed to the sales level increase between years and $0.8 million is the result of on-going efforts to source certain products to suppliers in low cost manufacturing countries. The remaining improvement is due to better absorption of fixed overhead costs given increased sales volumes in the first six months of 2006 compared to the first six months of 2005.

Selling, general and administrative expenses in the six months ended June 30, 2006 increased $2.0 million to $11.6 million, or 14.7% of sales from $9.6 million, or 14.8% of sales for the six months ended June 30, 2005. Of this amount, $1.0 million is due to increased asbestos litigation defense costs in our specialty gasket business, while other selling, general and administrative expenses within this segment increased a net $1.0 million compared to the same period a year ago, as Energy Products achieved increased sales levels without a proportionate increase in selling, general and administrative costs due to the relatively fixed costs nature of this segment’s existing distribution network, particularly with respect to sales of specialty gaskets.

Overall, operating profit within Energy Products improved $3.0 million between years to $11.5 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. Operating profit as a percentage of sales improved to 14.6% of sales for the six months ended June 30, 2006 from 13.1% of sales for the six months ended June 30, 2005. The improvement in operating margin is attributed to increased gross profits due to higher sales levels and better absorption of fixed costs overhead costs, as well as lower selling costs as a percentage of sales due to the relatively fixed cost nature of this segment’s existing distribution network.

Industrial Specialties.   Net sales during the six months ended June 30, 2006, increased $6.9 million, or approximately 8.2%, to $91.5 million from $84.6 million in the six months ended June 30, 2005. The increase in sales is a result of strong demand for our products in the general industrial, aerospace and automotive markets due to market share gains, new products, and economic expansion. Notably, our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 17.1% in the six months ended June 30, 2006 over the same period a year ago, due to continued strong commercial and business jet build rates. Sales of specialty automotive fittings improved 13.0% compared to the year ago period and sales within our industrial cylinders business increased 9.8%. We estimate that steel cost increases recovered from customers via pricing during the six months ended June 30, 2006, principally within our industrial cylinder and precision tool businesses, was comparable to the same period a year ago.

Gross profit within Industrial Specialties increased $3.2 million to $26.6 million in the six months ended June 30, 2006 from $23.4 million in the six months ended June 30, 2005. Gross profit margin was approximately 29.1% and 27.6% for the six months ended June 30, 2006 and 2005, respectively. Of the increase in gross profit, approximately $1.9 million is attributed to the sales level increase between years and $1.6 million is due to improved material margins, partially offset by higher direct labor and variable manufacturing costs.

Selling, general and administrative expenses increased $1.1 million to $8.3 million in the six months ended June 30, 2006 from $7.2 million in the six months ended June 30, 2005, due primarily to an increase of employee related compensation charges and sales commission expense. However, selling, general and administrative spending as a percentage of sales was 9.0% and 8.5% for the six months ended June 30, 2006 and 2005, respectively.

Operating profit in the second quarter of 2006 increased $2.2 million to $18.3 million from $16.1 million in the six months ended June 30, 2005. Operating profit margin within Industrial Specialties improved to 20.0% for the six months ended June 30, 2006 compared to 19.0% from the year-ago period primarily due to the increased sales volumes across all businesses and improved material margins, offset in part by higher selling, general and administrative spending.

RV & Trailer Products.   Net sales were approximately flat at $107.3 million for the six months ended June 30, 2006 compared to $108.2 million for the six months ended June 30, 2005. Net sales in the six months ended June 30, 2006 were negatively impacted approximately $1.0 million versus the six months ended June 30, 2005 due to currency exchange as our reported results in U.S. dollars were reduced as a result of a weaker Australian dollar. Net sales in the six months ended June 30, 2006 to agricultural/industrial and marine markets and recreational vehicle wholesalers and distributors were approximately $4.0 million lower compared to the year ago period due to soft market demand and increased foreign competition. These decreases were offset by sales increases of approximately $3.3 million due to stronger demand in the horse/livestock and OE automotive market sectors.

RV & Trailer Products’ gross profit decreased slightly to $24.9 million, or 23.2% of net sales, for the six months ended June 30, 2006 from approximately $25.6 million, or 23.7% of net sales, in the six months ended June 30, 2005. Lower gross profit due to sales mix, sales incentives and import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005.

RV & Trailer Products’ selling, general and administrative expenses were approximately flat at $10.2 million and $10.0 million for the six months ended June 30, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expenses as a percent of sales were 9.5% and 9.2% in the six months ended June 30, 2006 and 2005, respectively.

Overall, RV & Trailer Products’ operating profit declined $0.6 million to approximately $14.7 million, or 13.7% of net sales, in the six months ended June 30, 2006 from $15.3 million, or 14.1% of net sales, in the six months ended June 30, 2005. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall.

Recreational Accessories.   Net sales decreased $4.8 million, or approximately 2.7%, to $170.1 million for the six months ended June 30, 2006 compared to $174.9 million for the six months ended June 30, 2005. Net sales in the six months ended June 30, 2006 were positively impacted by approximately $2.1 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was principally the result of reduced sales activity in our towing products business’ early order program and reduced demand in our automotive OE and big box retail channels.

Recreational Accessories’ gross profit increased $5.2 million to $43.0 million, or 25.2% of net sales, for the six months ended June 30, 2006 from approximately $37.8 million, or 21.6% of net sales, in the six months ended June 30, 2005. Of this increase in gross profit, we estimate $3.6 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by increased productivity at our Goshen, Indiana manufacturing facility and savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

Recreational Accessories’ selling, general and administrative expenses increased approximately $1.7 million to $32.2 million, or 18.9% of net sales, during the six months ended June 30, 2006 from $30.5 million, or 17.5% of net sales, in the six months ended June 30, 2005, due to increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and an increase in distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

Overall, Recreational Accessories’ operating profit increased $3.4 million to approximately $10.9 million, or 6.4% of net sales, in the six months ended June 30, 2006 from $7.5 million, or 4.3% of net sales, in the six months ended June 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due to increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and an increase in distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

Corporate Expenses and Management Fees.   Corporate expenses and management fees increased approximately $3.3 million to $13.2 million for the six months ended June 30, 2006 from $9.9 million for the six months ended June 30, 2005. The increase between years is due primarily to increased employee compensation costs of $1.9 million, principally increased incentive compensation expense and stock compensation expense as a result of implementation of SFAS No. 123R, “Accounting for Stock-Based Compensation,” increased tax, legal and audit expense of $0.7 million, and increased costs associated with the Company’s self-insured programs of $0.7 million.

Interest Expense.   Interest expense increased approximately $3.0 million to $40.0 million for the six months ended June 30, 2006 from $37.0 million for the six months ended June 30, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings to approximately 8.3% for the six months ended June 30, 2006 from approximately 6.44% for the six months ended June 30, 2005, offset in part by a reduction in weighted average borrowings to approximately $333.6 million in the first six months of 2006 from approximately $370.9 million in the first six months of 2005.

Other Expense, Net.   Other, net decreased approximately $2.0 million to $1.9 million for the six months ended June 30, 2006 from $3.9 million for the six months ended June 30, 2005. In the first six months of 2006, we incurred approximately $2.0 million of expense in connection with use of our receivables securitization facility to fund working capital needs. In the first six months of 2005, we incurred $1.4 million of expense in connection with use of our receivables securitization facility to fund working capital needs, $0.3 million of expense in connection with the one-time sale of receivables during first quarter 2005, and $2.1 million of net losses on transactions denominated in foreign currencies other than the local currency of the subsidiary that is a party to the transaction.

Income Taxes.   The effective income tax rate for the six months ended June 30, 2006 and 2005 was 36% and 37%, respectively. The decrease in the effective rate in the six months ended June 30, 2006 compared to the same period a year ago is primarily related to the Company recording a net tax benefit of $0.5 million due to a change in the Texas state tax law, which was signed into effect on May 19, 2006. In the six months ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $11.7 million and $7.2 million, respectively. In the six months ended June 30, 2005, the Company reported domestic and foreign pre-tax income of approximately $6.8 million and $6.6 million, respectively.

Discontinued Operations.   During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. In the six months ended June 30, 2006, the loss from discontinued operations, net of income tax benefit, was $5.4 million compared to a loss from discontinued operations, net of income tax benefit, of $2.0 million in the six months ended June 30, 2005. See Note 2 to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2006 was approximately $17.3 million as compared to cash provided by operations of $14.2 million for the six months ended June 30, 2005. The improvement between years is primarily the result of improved working capital management during the first two quarters of 2006, principally lower levels of receivables due to improved collections and higher levels of accounts payable and accrued liabilities, offset by slightly higher inventory levels at June 30, 2006 in support of expected levels of sales activity for third quarter 2006.

Net cash used for investing activities for the six months ended June 30, 2006 was approximately $13.4 million as compared to $7.1 million for the same period a year ago. During the first six months of 2006, capital expenditures were $4.9 million greater than the same period a year ago, of which $3.1 million related to the re-acquisition of equipment subject to an operating lease. We also generated net proceeds from the sale of fixed assets of $0.9 million during the first two quarters of 2006 compared to $2.3 million in the year ago period.

Net cash used for financing activities was $6.3 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively, and was utilized to pay down amounts on revolving credit facilities.

Our Debt and Other Commitments

On June 30, 2006, our credit facilities included a $150.0 million revolving credit facility of which approximately $4.8 million was outstanding and $43.4 million of stand-by letters of credit issued and a term loan facility of which $257.8 million was outstanding. On August 2, 2006, we amended and restated our senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our amended and restated credit facilities also provide for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes. Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement’s financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.75 to 1.00 for April 1, 2006 to December 31, 2006, 5.65 to 1.00 for January 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 5.23 to 1.00 at June 30, 2006 and we were in compliance with our covenants as of that date. We would have been in compliance with our covenants even if our credit agreement had not been amended and restated.

Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $2.2 million outstanding at June 30, 2006) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $6.0 million outstanding at June 30, 2006) with a term of seven years which is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $17.0 million outstanding at June 30, 2006) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of June 30, 2006, borrowings in the amount of $25.2 million were outstanding under these arrangements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2006, we had $52.0 million utilized under our accounts receivable facility and $9.1 million of available funding based on eligible receivables and after consideration of leverage restrictions. At June 30, 2006, we also had $4.8 million outstanding under our revolving credit facility and had an additional $36.7 million potentially available after giving effect to approximately $43.4 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At June 30, 2006, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $36.7 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states’ requirements to self-insure workers’ compensation claims, including incurred but not reported claims.

We also have $437.8 million (face value) 9⅞% senior subordinated notes which are due in 2012.

Principal payments required under our amended and restated credit facility term loan are: $0.650 million due each calendar quarter beginning December 31, 2006 through June 30, 2013, and $242.5 million due on August 2, 2013.

Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7 to the accompanying consolidated financial statements as of June 30, 2006. Based on amounts outstanding at June 30, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

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

As a result of the financing transactions entered into on June 6, 2002, the additional issuance of $85.0 million aggregate principal amount of senior subordinated notes, and acquisitions, we are highly leveraged. In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies.

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet debt service, capital expenditure and other short-term and long-term obligations needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (“TSPC”). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivable, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At June 30, 2006, we had $52.0 million utilized and $9.1 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million at June 30, 2006. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

At December 31, 2005, fair value was determined based upon the discounted cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and residual growth rates ranging from 3% to 4%. Our estimates of future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company’s control. Of our reporting units, Recreational Accessories and RV & Trailer Products are most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis point change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further goodwill impairment analysis as required by SFAS No. 142. While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

Income Taxes.   Income taxes are accounted for using the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109), ‘‘Accounting for Income Taxes.” Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management’s estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

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

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

(a)           As of June 30, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company’s disclosure controls and procedures are ineffective to provide reasonable assurance that they will meet their objectives.

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

Changes in disclosure controls and procedures

The Company has taken the following steps during the six months ended June 30, 2006 to strengthen its disclosure controls and procedures at its industrial fasteners business:

•       Hired a new controller in the first quarter of 2006 and temporarily assigned one financial group controller and provided other supplemental resources, as needed, to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities;

•       In the first and second quarters of 2006, developed and continued to implement revised processes with respect to the accounting, analysis and reporting of inventory balances, including valuation reserves;

•       In the first quarter of 2006, implemented a revised process to timely review past due accounts receivable for purposes of analyzing collectibility and to document and support accounts receivable reserves required in connection with the month-end closing process.

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

As of July 31, 2006, we were a party to approximately 1,605 pending cases involving an aggregate of approximately 10,697 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 18 years ago, have been approximately $3.5 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, we believe that the relief sought (when specified) does not bear a reasonable relationship to our potential liability. Based upon our experience to date and other available information (including the availability of excess insurance), we do not believe that these cases will have a material adverse effect on our financial position and results of operations or cash flows.

We are subject to other claims and litigation in the ordinary course of our business, but do not believe that any such claim or litigation will have a material adverse effect on our financial position and results of operations or cash flows.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

None of our securities, which are not registered under the Securities Act, have been issued or sold by us during the period covered by this report.

Item 3.                        Defaults Upon Senior Securities

Not applicable.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                        Other Information

Not applicable.

Item 6.                        Exhibits.

(a)         Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9⅞% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9⅞% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9⅞% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.

10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
10.4(k)

Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Comerica Bank, as Syndication Agent and J.P. Morgan Securities Inc. as Lead Arranger and Bookrunner.

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

10.7(g)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(h)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.10(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.11(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.12(b)**	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.13(b)

Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.

10.14(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.15(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.16 (i)	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.17(d)*	Form of Employment Agreement between TriMas Corporation and E.R. “Skip” Autry.
10.18 (i)	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.19 (i)	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.20(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.21(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.22(f)	Form of Stock Option Agreement.
10.23(a)*	Annual Value Creation Program.
10.24(a)*	Form of Indemnification Agreement.

10.25(a)*	Form of 2004 Directors’ Stock Compensation Plan.
10.26(j)	Separation and Consulting Agreement dated as of May 20, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(e)                        Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(f)                          Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(g)                        Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 14, 2005 (File No. 333-100351).

(h)                       Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).

(i)                          Incorporated by reference to the Exhibits filed with our Form 10-K filed on April 4, 2006 (File No. 333-100351).

(j)                           Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).

(k)                       Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation
(Registrant)
Date: August 14, 2006	By:	/s/ E.R. AUTRY
E.R. Autry Chief Financial Officer and Chief Accounting Officer