Form 10-Q
period 2006-09-30
TRIMAS CORP
filed 2006-11-14
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(MARK ONE)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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

As of November 14, 2006, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 20,759,500 shares.

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

•       A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results; and

•       We have not yet completed the implementation of our plans to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

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

Part I. Financial Information

Item 1.   Financial Statements

TriMas Corporation
Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,880	$3,730
Receivables, net	100,870	89,960
Inventories	159,960	148,450
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets .	6,980	7,050
Assets of discontinued operations held for sale	24,220	46,730
Total current assets	316,030	316,040
Property and equipment, net	163,450	164,250
Goodwill	650,690	644,780
Other intangibles, net	245,920	255,220
Other assets	39,240	48,220
Total assets	$1,415,330	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$5,550	$13,820
Accounts payable	94,140	111,250
Accrued liabilities	81,260	62,800
Due to Metaldyne	1,910	4,850
Liabilities of discontinued operations	29,720	38,410
Total current liabilities	212,580	231,130
Long-term debt	716,700	713,860
Deferred income taxes	95,910	95,980
Other long-term liabilities	34,350	34,760
Due to Metaldyne	3,480	3,480
Total liabilities	1,063,020	1,079,210
Commitments and contingencies (Note 8)
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,759,500 and 20,010,000 shares, respectively	210	200
Paid-in capital	398,240	396,980
Accumulated deficit	(92,190)	(86,310)
Accumulated other comprehensive income	46,050	38,430
Total shareholders’ equity.	352,310	349,300
Total liabilities and shareholders’ equity	$1,415,330	$1,428,510

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales.	$244,590	$246,040	$797,260	$775,590
Cost of sales.	(177,690)	(186,110)	(581,960)	(582,080)
Gross profit	66,900	59,930	215,300	193,510
Selling, general and administrative expenses	(41,010)	(38,510)	(128,500)	(117,640)
Gain (loss) on dispositions of property and equipment	510	(320)	410	(530)
Operating profit	26,400	21,100	87,210	75,340
Other expense, net:
Interest expense	(19,370)	(18,840)	(59,320)	(55,790)
Debt extinguishment costs	(8,610)	—	(8,610)	—
Other, net	(1,200)	(1,600)	(3,120)	(5,450)
Other expense, net	(29,180)	(20,440)	(71,050)	(61,240)
Income (loss) from continuing operations before income taxes	(2,780)	660	16,160	14,100
Income tax (expense) benefit	930	1,470	(5,800)	(3,470)
Income (loss) from continuing operations	(1,850)	2,130	10,360	10,630
Loss from discontinued operations, net of income tax benefit.	(10,870)	(1,900)	(16,240)	(3,840)
Net income (loss).	$(12,720)	$230	$(5,880)	$6,790
Earnings (loss) per share - basic:
Continuing operations .	$(0.09)	$0.11	$0.52	$0.53
Discontinued operations, net of income tax benefit	(0.54)	(0.09)	(0.81)	(0.19)
Net income (loss) per share	$(0.63)	$0.02	$(0.29)	$0.34
Weighted average common shares - basic .	20,132,201	20,010,000	20,051,181	20,010,000
Earnings (loss) per share - diluted:
Continuing operations	$(0.09)	$0.10	$0.50	$0.51
Discontinued operations, net of income tax benefit	(0.54)	(0.09)	(0.78)	(0.18)
Net income (loss) per share	$(0.63)	$0.01	$(0.28)	$0.33
Weighted average common shares - diluted .	20,132,201	20,760,000	20,759,973	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(5,880)	$6,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on dispositions of property and equipment	2,690	390
Impairment of assets	15,850	—
Depreciation and amortization	27,970	31,400
Amortization of debt issue costs	3,670	3,720
Non-cash debt extinguishment costs	7,920	—
Non-cash compensation expense	1,270	240
Net proceeds from (reductions in) sale of receivables and receivables securitization	(2,360)	400
Payment to Metaldyne to fund contractual liabilities	(2,940)	(330)
Increase in receivables	(7,090)	(26,060)
(Increase) decrease in inventories	(6,440)	16,010
Decrease in prepaid expenses and other assets	(360)	(910)
Decrease in accounts payable and accrued liabilities	(7,750)	(12,900)
Other, net	(90)	1,000
Net cash provided by operating activities	26,460	19,750
Cash Flows from Investing Activities:
Capital expenditures	(19,580)	(15,010)
Proceeds from sales of fixed assets	980	3,490
Net cash used for investing activities	(18,600)	(11,520)
Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	(2,130)	(2,160)
Repayment of term loan facilities	(254,960)	—
Proceeds from term loan facilities	260,000	—
Proceeds from borrowings on revolving credit facilities	576,960	722,580
Repayments of borrowings on revolving credit facilities	(585,420)	(729,400)
Repayments on notes payable	—	(100)
Debt issuance costs	(2,160)	—
Net cash used for financing activities	(7,710)	(9,080)
Cash and Cash Equivalents:
Increase (decrease) for the period	150	(850)
At beginning of period	3,730	3,090
At end of period	$3,880	$2,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$42,170	$40,310
Cash paid for taxes	$9,020	$8,400

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders’ Equity
Nine Months Ended September 30, 2006
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income:
Net loss	—	—	(5,880)	—	(5,880)
Foreign currency translation	—	—	—	7,620	7,620
Total comprehensive income					1,740
Issuance of common stock	10	(10)	—	—	—
Non-cash compensation expense	—	1,270	—	—	1,270
Balances, September 30, 2006	$210	$398,240	$(92,190)	$46,050	$352,310

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

2.   Discontinued Operations and Assets Held for Sale

In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company’s industrial fastener business. Accordingly, our industrial fastener business is reported as discontinued operations for all periods presented. During the third quarter, the Company recorded an additional asset impairment charge of $9.7 million, net of income tax benefit of $6.2 million, related to the further write down of net assets of the industrial fastener business, based on a revised

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

estimate of fair value. The reduction in estimate of fair value was evidenced by letters of interest/intent received from prospective third party purchasers which, in aggregate, indicated a fair value for the business less than its current book value. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. Accordingly, the results of our asphalt-coated paper business are reported as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations of $10.9 million and $1.9 million, net of income tax benefit of $7.2 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $16.2 million and $3.8 million, net of income tax benefit of $10.8 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Results of discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales	$22,570	$24,900	$73,400	$82,730
Loss from discontinued operations before income tax benefit	$(18,030)	$(3,100)	$(27,060)	$(6,290)
Income tax benefit	7,160	1,200	10,820	2,450
Loss from discontinued operations, net of income tax benefit	$(10,870)	$(1,900)	$(16,240)	$(3,840)

Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Receivables, net	$13,040	$14,500
Inventories	11,180	22,690
Prepaid expenses and other assets	—	1,990
Property and equipment, net	—	7,550
Total assets	$24,220	$46,730
Accounts payable	$6,190	$14,080
Accrued liabilities and other	23,530	24,330
Total liabilities	$29,720	$38,410

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

3.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are summarized as follows:

				RV &
	Packaging	Energy	Industrial	Trailer	Recreational
	Systems	Products	Specialties	Products	Accessories	Total
	(dollars in thousands)
Balance, December 31, 2005	$179,350	$45,200	$62,720	$242,720	$114,790	$644,780
Reversal of restructuring reserves	—	—	—	(60)	—	(60)
Foreign currency translation	4,620	200	—	30	1,120	5,970
Balance, September 30, 2006	$183,970	$45,400	$62,720	$242,690	$115,910	$650,690

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of September 30, 2006 and December 31, 2005 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of September 30, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6–12 years	$26,500	$(15,300)	$26,500	$(13,330)
15–25 years	104,840	(27,020)	104,360	(22,660)
40 years	67,580	(9,870)	67,580	(8,600)
Total customer relationships	198,920	(52,190)	198,440	(44,590)
Technology and other:
1–15 years	25,940	(15,590)	25,900	(13,790)
17–30 years	39,950	(10,320)	39,300	(8,950)
Total technology and other	65,890	(25,910)	65,200	(22,740)
Trademark/Trade names (indefinite life)	63,470	(4,260)	63,350	(4,440)
	$328,280	$(82,360)	$326,990	$(71,770)

Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.4 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and $7.4 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

4.   Accounts Receivable Securitization

TriMas is party to a receivables securitization facility through TSPC, Inc. (“TSPC”), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company’s domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $1.1 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of September 30, 2006 and December 31, 2005, the Company’s funding under the facility was approximately $32.0 million and $37.3 million, respectively, with an additional $22.9 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $64.2 million and $65.3 million at September 30, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of September 30, 2006 and 2005, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.5 months, respectively, and an average discount rate of 3.1% and 3.3%, respectively.

In the three months ended September 30, 2006 and 2005, the Company sold an undivided interest in approximately $2.9 million and $3.0 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.7% and 2.6%, respectively. Costs associated with these transactions were approximately $0.05 and $0.08 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

In the first nine months of 2006, the Company sold an undivided interest in approximately $9.1 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.9%. Costs associated with these transactions were approximately $0.2 million and are included in other, net in the accompanying consolidated statement of operations.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

5.   Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$75,350	$69,080
Work in process	23,480	19,300
Raw materials	61,130	60,070
Total inventories	$159,960	$148,450

6.   Property and Equipment, Net

Property and equipment consists of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Land and land improvements	$3,280	$3,610
Buildings	45,450	44,440
Machinery and equipment	222,020	206,090
	270,750	254,140
Less: Accumulated depreciation	107,300	89,890
Property and equipment, net	$163,450	$164,250

Depreciation expense was $5.6 million and $5.7 million for the three months ended September 30, 2006 and 2005, respectively, and $17.4 million for each of the nine month periods ended September 30, 2006 and 2005, respectively.

7.   Long-term Debt

The Company’s long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Bank debt	$263,000	$260,350
Non-U.S. bank debt	22,760	30,960
9 7/8% subordinated notes, due June 2012	436,490	436,370
	722,250	727,680
Less: Current maturities, long-term debt	5,550	13,820
Long-term debt	$716,700	$713,860

Bank Debt

During the third quarter of 2006, the Company successfully amended and restated its senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

linked supplemental revolving credit facility and a $260.0 million term loan facility collectively, the Amended and Restated Credit Agreement or “ARCA.”  The ARCA extended our revolving credit maturities from one and a half to five years and the term loan facility from three and a half to five and a half and seven years (depending on when our senior subordinated notes are repaid) and reduced the interest rate margins on our revolving facility from 3.5% to 2.75% per annum and on our term loan facility from 3.75% to 2.75% per annum. Including costs associated with our synthetic revolving facility, the ARCA reduced our weighted average interest rate from 9.1% to 8.1%.  The ARCA allows the Company to issue letters of credit, not to exceed $65.0 million in aggregate, against revolving credit facility commitments. At September 30, 2006 and December 31, 2005, the Company had letters of credit of approximately $44.9 million and $43.7 million, respectively, issued and outstanding. The effective interest rate on Credit Facility borrowings was 8.31% and 8.03% at September 30, 2006 and December 31, 2005, respectively.

In connection with the refinancing of our credit facilities, the Company incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

The bank debt is an obligation of subsidiaries of the Company. Although the ARCA does not restrict the Company’s subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $777.2 million and $757.5 million at September 30, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 14 “Supplemental Guarantor Condensed Consolidating Financial Information.” The ARCA contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The ARCA also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2006.

Principal payments required on the ARCA term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company’s senior subordinated notes are still outstanding at that time).

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Non-U.S. bank debt

In the United Kingdom, the Company’s subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the ARCA. At September 30, 2006, the balance outstanding under this arrangement was $2.1 million at an interest rate of 5.7%.

In Italy, the Company’s subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At September 30, 2006, the balance outstanding under this agreement was $5.8 million at an interest rate of 3.8%.

In Australia, the Company’s subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2006, the balance outstanding under this agreement was $14.9 million at a weighted average interest rate of 6.7%.

Notes

The 9 7/8% senior subordinated notes due 2012 (“Notes”) indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the ARCA. At September 30, 2006, the Company was in compliance with all such covenant requirements.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

As of September 30, 2006, we were a party to approximately 1,704 pending cases involving an aggregate of approximately 11,119 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Nine months ended September 30, 2006	19,416	3,662	11,886	73	$8,607	$3,472,239

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 11,119 claims pending at September 30, 2006, 123 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 93 of the 123 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 30 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 99 of the 123 claims sought between $50,000 and $600,000 and 24 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 93 of the 123 claims sought between $1.0 million and $2.5 million and 30 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 18 years ago, have been approximately $3.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

9.   Related Parties

Metaldyne Corporation

In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on TriMas’ behalf. During the nine months ended September 30, 2006, payments made with respect to these obligations approximated $3.0 million. The remaining assumed liabilities of approximately $5.4 million are payable at various dates in the future and are reported as Due to Metaldyne in the accompanying consolidated balance sheet.

On August 31, 2006, Metaldyne entered into an Agreement and Plan of Merger with Asahi Tec Corporation (“Asahi”) pursuant to which Metaldyne will become a wholly-owned subsidiary of Asahi.

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners (“Heartland”) at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million for each of the three month periods ended September 30, 2006 and 2005, respectively, and $3.1 million and $3.2 million for the nine month ended September 30, 2006 and 2005, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million and $0 million in the three month periods ended September 30, 2006 and 2005, respectively, and $0.3 million in each of the nine month periods ended September 30, 2006 and 2005, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.3 million and $2.0 million in the three month periods ended September 30, 2006 and 2005, respectively, and approximately $4.9 million and $6.0 million in the nine month periods ended September 30, 2006 and 2005, respectively. These amounts are included in results of discontinued operations. See Note 2 “Discontinued Operations and Assets Held for Sale.”

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

Collins & Aikman

In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time Collins & Aikman owed the Company $1.3 million, which was fully reserved, and subsequently written off. As of September 30, 2006, Collins & Aikman’s receivable balance of approximately $0.2 million was current and collectible.

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

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, and non-cash losses on sale-leaseback of property and equipment.

Segment activity is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net Sales
Packaging Systems.	$53,410	$48,570	$158,450	$145,640
Energy Products	38,500	30,400	117,170	95,250
Industrial Specialties .	44,600	40,410	136,110	125,020
RV & Trailer Products	43,320	53,020	150,660	161,180
Recreational Accessories	64,760	73,640	234,870	248,500
Total	$244,590	$246,040	$797,260	$775,590
Operating Profit
Packaging Systems.	$10,250	$7,860	$28,910	$24,600
Energy Products	5,810	2,790	17,280	11,310
Industrial Specialties .	9,900	8,380	28,170	24,470
RV & Trailer Products	2,940	6,620	17,620	21,920
Recreational Accessories	4,240	1,360	15,120	8,820
Corporate expenses and management fees	(6,740)	(5,910)	(19,890)	(15,780)
Total	$26,400	$21,100	$87,210	$75,340
Adjusted EBITDA
Packaging Systems.	$13,370	$10,620	$38,400	$31,430
Energy Products	6,330	3,390	19,030	13,170
Industrial Specialties .	11,130	9,810	32,060	28,410
RV & Trailer Products	4,490	8,450	22,890	27,360
Recreational Accessories	6,540	3,800	22,460	16,530
Corporate expenses and management fees.	(7,650)	(7,130)	(22,800)	(18,460)
Subtotal from continuing operations.	34,210	28,940	112,040	98,440
Discontinued operations	(2,180)	(2,170)	(11,160)	(3,440)
Total	$32,030	$26,770	$100,880	$95,000

The following is a reconciliation of our Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income (loss)	$(12,720)	$230	$(5,880)	$6,790
Income tax expense (benefit)(1)	(8,090)	(2,670)	(5,020)	1,020
Interest expense	27,980	18,840	67,960	55,790
Impairment of assets(2)	15,850	—	15,850	—
Depreciation and amortization(3)	9,010	10,370	27,970	31,400
Adjusted EBITDA	$32,030	$26,770	$100,880	$95,000

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

(1)          Includes add-back of income tax benefit of $5.3 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $8.9 million and $2.5 million recorded in the nine months ended September 30, 2006 and 2005, respectively, related to discontinued operations. See Note 2 “Discontinued Operations Assets Held for Sale.”

(2)          Asset impairment charge related to discontinued operations for the three and nine months ended September 30, 2006.

(3)          Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and $0 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively.

11.   Stock Options and Awards

The TriMas Corporation 2002 Long Term Equity Incentive Plan (the “Plan”), provides for the issuance of equity-based incentives in various forms, of which a total of 2,222,000 stock options have been approved for issuance under the Plan. As of September 30, 2006, the Company has 1,993,091 stock options outstanding, each of which may be used to purchase one share of the Company’s common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of:  (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

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

The Company recognized stock-based compensation expense of $0.4 million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively, and $1.3 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statements of operations. Beginning in January 2005, the Company began using the fair value method to value options granted. None of these options vested during the three month periods ended September 30, 2006 and 2005, while the fair value of options which vested during the nine months ended September 30, 2006 and 2005, was $0.4 million and $0 respectively. As of September 30, 2006, the Company had $1.7 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.6 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

The fair values of options granted in 2006 and 2005 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%. During the first nine months of 2006, 58,490 options were issued by the Company. The weighted average fair value of stock options at the date of grant during the nine month period ended September 30, 2006 was $3.34.

Information related to stock options at September 30, 2006, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006 .	1,946,123	$20.81
Granted	58,490	23.00
Exercised	—	—
Cancelled	(11,522)	20.38
Outstanding at September 30, 2006	1,993,091	$20.88	6.7	—
Exercisable at September 30, 2006	—

The following table illustrates the pro forma effect of adopting the fair value recognition provisions of SFAS No. 123R on income from continuing operations and earnings per share for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(amounts in thousands, except for per share amounts)
Income from continuing operations	$2,130	$10,630
Plus: Stock-based employee compensation expense included
in reported net income, net of related tax effects	50	150
Less: Total stock-based employee compensation expense determined under fair-value method for all awards, net of related tax effects	(110)	(310)
Pro-forma income from continuing operations.	$2,070	$10,470
Earnings per share—basic:
Continuing operations, pro-forma	$0.11	$0.53
Weighted average shares	20,010	20,010
Earnings per share—diluted:
Continuing operations, pro forma	$0.10	$0.51
Weighted average shares	20,760	20,760

12.   Earnings per Share

The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), “Earnings per Share.”  Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and nine months ended September 30,

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

2006 and 2005, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share, which was exercised on September 15, 2006. The warrant was exercised using a cashless exercise provision, which increased the outstanding number of shares of common stock by 749,500. Options to purchase approximately 1,993,091 and 1,714,614 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

13.   Defined Benefit Plans

Net periodic pension and postretirement benefit costs for TriMas’ defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and nine months ended September 30, 2006 and 2005:

	Pension Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service costs	$160	$150	$470	$450
Interest costs	400	420	1,190	1,260
Expected return on plan assets	(460)	(460)	(1,380)	(1,380)
Amortization of prior service cost	—	—	10	—
Amortization of net loss	130	90	390	270
Net periodic benefit cost	$230	$200	$680	$600

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service costs	$20	$20	$70	$60
Interest costs	80	90	330	270
Amortization of net loss	30	20	80	60
Net periodic benefit cost	$130	$130	$480	$390

The Company expects to contribute approximately $2.3 million to its defined benefit pension plans in 2006. During the three and nine month periods ending September 30, 2006 the Company contributed approximately $0.8 million and $1.9 million, respectively.

14.   Supplemental Guarantor Condensed Consolidating Financial Information

Under an indenture dated September 6, 2002, TriMas Corporation (“Parent”), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(unaudited)

(“Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company’s Credit Facility.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$340	$3,540	$—	$3,880
Trade receivables, net	—	80,400	20,470	—	100,870
Receivables, intercompany	—	—	(80)	80	—
Inventories	—	140,880	19,080	—	159,960
Deferred income taxes	—	19,590	530	—	20,120
Prepaid expenses and other current assets	—	6,060	920	—	6,980
Assets of discontinued operations held for sale	—	24,220	—	—	24,220
Total current assets	—	271,490	44,460	80	316,030
Investments in subsidiaries	777,160	162,230	—	(939,390)	—
Property and equipment, net	—	110,200	53,250	—	163,450
Goodwill	—	538,100	112,590	—	650,690
Intangibles and other assets	24,380	253,900	20,060	(13,180)	285,160
Total assets	$801,540	$1,335,920	$230,360	$(952,490)	$1,415,330
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,600	$2,950	$—	$5,550
Accounts payable, trade	—	73,980	20,160	—	94,140
Accounts payable, intercompany	—	(80)	—	80	—
Accrued liabilities	12,740	58,960	9,560	—	81,260
Due to Metaldyne	—	1,910	—	—	1,910
Liabilities of discontinued operations	—	29,720	—	—	29,720
Total current liabilities	12,740	167,090	32,670	80	212,580
Long-term debt	436,490	260,400	19,810	—	716,700
Deferred income taxes	—	93,490	15,600	(13,180)	95,910
Other long-term liabilities	—	34,300	50	—	34,350
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	449,230	558,760	68,130	(13,100)	1,063,020
Total shareholders’ equity	352,310	777,160	162,230	(939,390)	352,310
Total liabilities and shareholders’ equity	$801,540	$1,335,920	$230,360	$(952,490)	$1,415,330

Supplemental Guarantor
Condensed Financial Statements (Continued)
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Trade receivables, net	—	76,990	12,970	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories	—	131,080	17,370	—	148,450
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets	—	6,160	890	—	7,050
Assets of discontinued operations held for sale	—	46,730	—	—	46,730
Total current assets	—	280,920	35,630	(510)	316,040
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,180	51,070	—	164,250
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440
Total assets	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$11,230	$—	$13,820
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne	—	4,850	—	—	4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410
Total current liabilities	1,920	184,360	45,360	(510)	231,130
Long-term debt	436,370	257,760	19,730	—	713,860
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480
Total liabilities	438,290	578,810	80,080	(17,970)	1,079,210
Total shareholders’ equity	349,300	757,450	133,230	(890,680)	349,300
Total liabilities and shareholders’ equity	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$208,080	$43,870	$(7,360)	$244,590
Cost of sales	—	(151,460)	(33,590)	7,360	(177,690)
Gross profit	—	56,620	10,280	—	66,900
Selling, general and administrative expenses	—	(35,570)	(5,440)	—	(41,010)
Gain (loss) on dispositions of property and equipment	—	530	(20)	—	510
Operating profit	—	21,580	4,820	—	26,400
Other income (expense), net:
Interest expense	(10,840)	(7,630)	(900)	—	(19,370)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	(510)	(80)	(610)	—	(1,200)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	5,260	3,310	—	(2,780)
Income tax (expense) benefit	4,720	(2,070)	(1,720)	—	930
Equity in net income (loss) of subsidiaries	(6,090)	1,590	—	4,500	—
Income (loss) from continuing operations	(12,720)	4,780	1,590	4,500	(1,850)
Loss from discontinued operations	—	(10,870)	—	—	(10,870)
Net income (loss)	$(12,720)	$(6,090)	$1,590	$4,500	$(12,720)

	Three Months Ended September 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$217,610	$46,960	$(18,530)	$246,040
Cost of sales	—	(168,520)	(36,120)	18,530	(186,110)
Gross profit	—	49,090	10,840	—	59,930
Selling, general and administrative expenses	—	(32,940)	(5,570)	—	(38,510)
Loss on dispositions of property and equipment	—	(280)	(40)	—	(320)
Operating profit	—	15,870	5,230	—	21,100
Other income (expense), net:
Interest expense	(10,820)	(7,480)	(520)	(20)	(18,840)
Other, net	(520)	(10)	(1,090)	20	(1,600)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	8,380	3,620	—	660
Income tax (expense) benefit	6,180	(3,300)	(1,410)	—	1,470
Equity in net income (loss) of subsidiaries	5,390	2,210	—	(7,600)	—
Income (loss) from continuing operations	230	7,290	2,210	(7,600)	2,130
Loss from discontinued operations	—	(1,900)	—	—	(1,900)
Net income (loss)	$230	$5,390	$2,210	$(7,600)	$230

Supplemental Guarantor
Condensed Financial Statements (Continued)
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$692,060	$138,060	$(32,860)	$797,260
Cost of sales	—	(507,530)	(107,290)	32,860	(581,960)
Gross profit	—	184,530	30,770	—	215,300
Selling, general and administrative expenses	—	(112,200)	(16,300)	—	(128,500)
Gain (loss) on dispositions of property and equipment	—	430	(20)	—	410
Operating profit	—	72,760	14,450	—	87,210
Other income (expense), net:
Interest expense	(32,100)	(23,980)	(3,240)	—	(59,320)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	480	(3,290)	(310)	—	(3,120)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(31,620)	36,880	10,900	—	16,160
Income tax (expense) benefit	13,180	(15,170)	(3,810)	—	(5,800)
Equity in net income (loss) of subsidiaries	12,560	7,090	—	(19,650)	—
Income (loss) from continuing operations	(5,880)	28,800	7,090	(19,650)	10,360
Loss from discontinued operations	—	(16,240)	—	—	(16,240)
Net income (loss)	$(5,880)	$12,560	$7,090	$(19,650)	$(5,880)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$667,600	$135,490	$(27,500)	$775,590
Cost of sales	—	(507,070)	(102,510)	27,500	(582,080)
Gross profit	—	160,530	32,980	—	193,510
Selling, general and administrative expenses	—	(99,010)	(18,630)	—	(117,640)
Loss on dispositions of property and equipment	—	(490)	(40)	—	(530)
Operating profit	—	61,030	14,310	—	75,340
Other income (expense), net:
Interest expense	(31,840)	(19,540)	(4,510)	100	(55,790)
Other, net	(550)	(790)	(4,010)	(100)	(5,450)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(32,390)	40,700	5,790	—	14,100
Income tax (expense) benefit	14,510	(16,200)	(1,780)	—	(3,470)
Equity in net income (loss) of subsidiaries	24,670	4,010	—	(28,680)	—
Income (loss) from continuing operations	6,790	28,510	4,010	(28,680)	10,630
Loss from discontinued operations	—	(3,840)	—	—	(3,840)
Net income (loss)	$6,790	$24,670	$4,010	$(28,680)	$6,790

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,620)	$(12,250)	$60,330	$—	$26,460
Cash Flows from Investing Activities:
Capital expenditures	—	(14,740)	(4,840)	—	(19,580)
Proceeds from sales of fixed assets	—	980	—	—	980
Net cash used for investing activities	—	(13,760)	(4,840)	—	(18,600)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,940)	(190)	—	(2,130)
Repayment of term loan facilities.	—	(254,960)	—	—	(254,960)
Proceeds from term loan facilities.	—	260,000	—	—	260,000
Proceeds from borrowings on revolving credit facilities	—	576,960	—	—	576,960
Repayments of borrowings on revolving credit facilities	—	(577,400)	(8,020)	—	(585,420)
Debt issuance costs	—	(2,160)	—	—	(2,160)
Intercompany transfers (to) from subsidiaries	21,620	25,600	(47,220)	—	—
Net cash provided by (used for) financing activities	21,620	26,100	(55,430)	—	(7,710)
Cash and Cash Equivalents:
Increase for the period	—	90	60	—	150
At beginning of period	—	250	3,480	—	3,730
At end of period	$—	$340	$3,540	$—	$3,880

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,620)	$27,400	$16,320	$(2,350)	$19,750
Cash Flows from Investing Activities:
Capital expenditures	—	(11,100)	(3,910)	—	(15,010)
Proceeds from sales of fixed assets	—	3,490	—	—	3,490
Net cash used for investing activities	—	(7,610)	(3,910)	—	(11,520)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(2,160)	—	—	(2,160)
Proceeds from borrowings on revolving credit facilities	—	722,580	—	—	722,580
Repayments of borrowings on revolving credit facilities	—	(729,400)	—	—	(729,400)
Payments on notes payable.	—	(100)	—	—	(100)
Intercompany transfers (to) from subsidiaries	21,620	(11,230)	(10,390)	—	—
Net cash provided by (used for) financing activities	21,620	(20,310)	(10,390)	—	(9,080)
Cash and Cash Equivalents:
Increase (decrease) for the period	—	(520)	2,020	(2,350)	(850)
At beginning of period	—	520	2,570	—	3,090
At end of period	$—	$—	$4,590	$(2,350)	$2,240

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

Key Factors and Risks Affecting our Reported Results.   Critical factors affecting our ability to succeed include: our ability to successfully pursue organic growth through product development, cross-selling and extending product-line offerings, our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that will supplement existing product lines, add new distribution channels, expand our geographic coverage or enable us to better absorb overhead costs; our ability to manage our cost structure more efficiently through improved supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative and overhead functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

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

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we have experienced delays in our ability to implement price increases, we generally recover such increased costs. Although disruptions in the supply of steel abated in 2005, we may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs however; such increased costs may adversely impact our earnings.

The Company reports shipping and handling expenses associated with Recreational Accessories’ sales distribution network as an element of selling, general and administrative expenses in its consolidated statement of operations. As such, gross margins for the Recreational Accessories segment may not be comparable to other companies which include all costs related to their distribution network in cost of sales.

We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

Key Indicators of Performance.   In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, and non-cash losses on sale-leaseback of property and equipment. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although we may undertake new consolidation, restructuring and integration efforts in the future as a result of our acquisition activity, our management separately considers these costs in evaluating underlying business performance. Caution must be exercised in considering these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and FASB Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

•       other companies, including companies in our industry, may calculate these measures differently and as the number of differences in the way two different companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

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

The following is a reconciliation of our Adjusted EBITDA to net income (loss) and cash flows from operating activities for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income (loss)	$(12,720)	$230	$(5,880)	$6,790
Income tax expense (benefit)(1)	(8,090)	(2,670)	(5,020)	1,020
Interest expense	27,980	18,840	67,960	55,790
Impairment of assets(2)	15,850	—	15,850	—
Depreciation and amortization(3)	9,010	10,370	27,970	31,400
Adjusted EBITDA	$32,030	$26,770	$100,880	$95,000
Interest paid	(8,250)	(6,550)	(42,170)	(40,310)
Taxes paid	(2,290)	(2,650)	(9,020)	(8,400)
Loss on disposition of plant and equipment	(440)	260	2,690	390
Payments to Metaldyne to fund contractual liabilities	(2,940)	—	(2,940)	(330)
Receivables sales and securitization, net	(20,460)	(24,040)	(2,360)	400
Net change in working capital	11,470	11,740	(20,620)	(27,000)
Cash flows provided by operating activities	$9,120	$5,530	$26,460	$19,750

(1)          Includes add-back of income tax benefit of $7.2 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $10.8 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively, related to discontinued operations. See Note 2 “Discontinued Operations Assets Held for Sale.”

(2)          Asset impairment charge related to discontinued operations for the three and nine months ended September 30, 2006.

(3)          Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $0.9 million for the three months ended September 30, 2006 and 2005, respectively, and $0 million and $2.8 million for the nine months ended September 30, 2006 and 2005, respectively.

The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Facility and business consolidation costs(a)	$130	$60	$170	$60
Business unit restructuring costs(b)	80	390	260	1,050
Acquisition integration costs(c)	220	10	710	910
	$430	$460	$1,140	$2,020

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

Segment Information and Supplemental Analysis

The following table summarizes financial information of continuing operations for our five business segments for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$53,410	21.9%	$48,570	19.8%
Energy Products	38,500	15.7%	30,400	12.4%
Industrial Specialties	44,600	18.2%	40,410	16.4%
RV & Trailer Products	43,320	17.7%	53,020	21.5%
Recreational Accessories	64,760	26.5%	73,640	29.9%
Total	$244,590	100.0%	$246,040	100.0%
Gross Profit:
Packaging Systems	$16,460	30.8%	$13,950	28.7%
Energy Products	11,090	28.8%	7,700	25.3%
Industrial Specialties	13,330	29.9%	12,300	30.4%
RV & Trailer Products	8,010	18.5%	12,010	22.7%
Recreational Accessories	18,010	27.8%	13,510	18.3%
Allocated/Corporate expenses	—	N/A	460	N/A
Total	$66,900	27.4%	$59,930	24.4%
Selling, General and Administrative:
Packaging Systems	$6,220	11.6%	$5,960	12.3%
Energy Products	5,260	13.7%	4,910	16.2%
Industrial Specialties	4,030	9.0%	3,920	9.7%
RV & Trailer Products	4,990	11.5%	5,220	9.8%
Recreational Accessories	13,770	21.3%	12,130	16.5%
Corporate expenses and management fees	6,740	N/A	6,370	N/A
Total	$41,010	16.8%	$38,510	15.7%
Operating Profit:
Packaging Systems	$10,250	19.2%	$7,860	16.2%
Energy Products	5,810	15.1%	2,790	9.2%
Industrial Specialties	9,900	22.2%	8,380	20.7%
RV & Trailer Products	2,940	6.8%	6,620	12.5%
Recreational Accessories	4,240	6.5%	1,360	1.8%
Corporate expenses and management fees	(6,740)	N/A	(5,910)	N/A
Total	$26,400	10.8%	$21,100	8.6%
Adjusted EBITDA:
Packaging Systems	$13,370	25.0%	$10,620	21.9%
Energy Products	6,330	16.4%	3,390	11.2%
Industrial Specialties	11,130	25.0%	9,810	24.3%
RV & Trailer Products	4,490	10.4%	8,450	15.9%
Recreational Accessories	6,540	10.1%	3,800	5.2%
Corporate expenses and management fees	(7,650)	N/A	(7,130)	N/A
Subtotal from continuing operations	34,210	14.0%	28,940	11.8%
Discontinued operations	(2,180)	N/A	(2,170)	N/A
Total	$32,030	13.1%	$26,770	10.9%

The following table summarizes financial information of continuing operations for our five business segments for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,

	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$158,450	19.8%	$145,640	18.8%
Energy Products	117,170	14.7%	95,250	12.3%
Industrial Specialties	136,110	17.1%	125,020	16.1%
RV & Trailer Products	150,660	18.9%	161,180	20.8%
Recreational Accessories	234,870	29.5%	248,500	32.0%
Total	$797,260	100.0%	$775,590	100.0%
Gross Profit:
Packaging Systems	$47,200	29.8%	$42,600	29.3%
Energy Products	34,330	29.3%	25,840	27.1%
Industrial Specialties	39,950	29.4%	35,660	28.5%
RV & Trailer Products	32,860	21.8%	37,660	23.4%
Recreational Accessories	60,960	26.0%	51,320	20.7%
Allocated/Corporate expenses	—	N/A	430	N/A
Total	$215,300	27.0%	$193,510	25.0%
Selling, General and Administrative:
Packaging Systems	$18,320	11.6%	$17,880	12.3%
Energy Products	16,850	14.4%	14,540	15.3%
Industrial Specialties	12,310	9.0%	11,150	8.9%
RV & Trailer Products	15,200	10.1%	15,190	9.4%
Recreational Accessories	45,930	19.6%	42,660	17.2%
Corporate expenses and management fees	19,890	N/A	16,220	N/A
Total	$128,500	16.1%	$117,640	15.2%
Operating Profit:
Packaging Systems	$28,910	18.2%	$24,600	16.9%
Energy Products	17,280	14.7%	11,310	11.9%
Industrial Specialties	28,170	20.7%	24,470	19.6%
RV & Trailer Products	17,620	11.7%	21,920	13.6%
Recreational Accessories	15,120	6.4%	8,820	3.5%
Corporate expenses and management fees	(19,890)	N/A	(15,780)	N/A
Total	$87,210	10.9%	$75,340	9.7%
Adjusted EBITDA:
Packaging Systems	$38,400	24.2%	$31,430	21.6%
Energy Products	19,030	16.2%	13,170	13.8%
Industrial Specialties	32,060	23.6%	28,410	22.7%
RV & Trailer Products	22,890	15.2%	27,360	17.0%
Recreational Accessories	22,460	9.6%	16,530	6.7%
Corporate expenses and management fees	(22,800)	N/A	(18,460)	N/A
Subtotal from continuing operations	112,040	14.1%	98,440	12.7%
Discontinued operations	(11,160)	N/A	(3,440)	N/A
Total	$100,880	12.7%	$95,000	12.2%

Results of Operations

The principal factors impacting us during the three and nine months ended September 30, 2006 compared with the three and nine months ended September 30, 2005, were:

•       continued economic expansion and a strong industrial economy which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments;

•       the impact of significant competitive pricing pressures within the retail market channels of our Recreational Accessories business segment and our RV & Trailer Products segment, and reduced demand for trailering components within our RV & Trailer Products segment; and,

•       the impact of varying raw material costs and availability of some commodities, between years and across segments notably certain types of steel, aluminum, copper, and polyethylene and polypropylene resins.

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Overall, net sales decreased $1.5 million, or approximately 0.6%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. Net sales in the three months ended September 30, 2006 were approximately $1.2 million greater versus the three months ended September 30, 2005 due to currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. Packaging Systems’ net sales increased $4.8 million, or approximately 9.9%, to $53.4 million for the three months ended September 30, 2006, from $48.6 million for the three months ended September 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 10.8%, while sales of specialty tapes, laminates and insulation products improved 8.4%. Net sales within Energy Products increased $8.1 million, or approximately 26.6%, to $38.5 million for the three months ended September 30, 2006 from $30.4 million for the three months ended September 30, 2005, as businesses in this segment benefited from extensive oil and gas drilling activity in North America and high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $4.2 million, or approximately 10.4%, to $44.6 million for the three months ended September 30, 2006 from $40.4 million for the three months ended September 30, 2005, due to continued strong demand in all businesses in this segment, most notably within our industrial cylinder business. Net sales within RV & Trailer Products decreased $9.7 million or approximately 18.3%, to $43.3 million for the three months ended September 30, 2006 from $53.0 million for the three months ended September 30, 2005. This segment experienced reduced sales across all market channels, due principally to soft market demand and market pricing pressures as a result of increased foreign competition. Recreational Accessories’ net sales decreased $8.8 million to $64.8 million for the three months ended September 30, 2006 from $73.6 million in the three months ended September 30, 2005 primarily as a result of reduced consumer demand across all market channels.

Gross profit margin (gross profit as a percentage of sales) approximated 27.4% and 24.4% for the three months ended September 30, 2006 and 2005, respectively. Packaging Systems’ gross profit margin increased 210 basis points to approximately 30.8% for the three months ended September 30, 2006, from 28.7% for the three months ended September 30, 2005, as this segment’s margin benefited primarily from higher sales volumes between years and improved material margins. Energy Products’ gross profit margin increased to 28.8% for the three months ended September 30, 2006 compared to 25.3% for the three months ended September 30, 2005 as this segment’s margin benefited primarily from higher sales volumes between years. Gross profit margin within Industrial Specialties decreased slightly to 29.9% for the three months ended September 30, 2006 from 30.4% in the three months ended September 30, 2005 due principally to a less favorable products sales mix. RV & Trailer Products’ gross profit margin decreased to 18.5% for the three months ended September 30, 2006 from 22.7% for the three months ended September 30, 2005, due to competitive market pricing pressures and a less favorable product sales mix.

Recreational Accessories’ gross profit margin increased to 27.8% for the three months ended September 30, 2006 from 18.3% for the three months ended September 30, 2005, due primarily to improved material margins as a result of sourcing initiatives, pricing actions, and net favorable material usage variances at our Goshen, Indiana manufacturing facility.

Operating profit margin (operating profit as a percentage of sales) approximated 10.8% and 8.6% for the three months ended September 30, 2006 and 2005, respectively, and operating profit increased $5.3 million, or 25.1%, to $26.4 million for the quarter ended September 30, 2006, from $21.1 million for the quarter ended September 30, 2005. Packaging Systems’ operating profit margin was 19.2% and 16.2% in the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $2.4 million, or approximately 30.5%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due to margin earned on higher sales levels between years and improved material margin as a result of moderating raw material costs. Energy Products’ operating profit margin was 15.1% and 9.2% for the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $3.0 million, or approximately 107.5%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due primarily to margin earned on increased sales levels between years and lower selling, general and administrative spending as a percentage of sales. Industrial Specialties’ operating profit margin was 22.2% and 20.7% for the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $1.5 million, or approximately 17.9%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due to margin on higher sales levels between years and a gain on sale of property rights in the third quarter 2006. RV & Trailer Products’ operating profit margin declined to 6.8% from 12.5% for the three months ended September 30, 2006 and 2005, respectively. Operating profit decreased $3.7 million in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, due primarily to the sales volume decline between years and the impact of a less favorable product sales mix in our electrical products and Australian businesses. Recreational Accessories’ operating profit margin was 6.5% and 1.8% in the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $2.9 million in the three months ended September 30, 2006 compared with the three months ended September 30, 2005, due to improved material margins and improved productivity, offset in part by higher distribution costs at our South Bend facility and increased advertising and promotion expenses necessary to support our retail channel sales activity.

Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.0% and 11.8% for the three months ended September 30, 2006 and 2005, respectively. Adjusted EBITDA increased $5.3 million for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

Packaging Systems.   Net sales increased $4.8 million, or 9.9%, to $53.4 million for the quarter ended September 30, 2006, as compared to $48.6 million for the quarter ended September 30, 2005. Net sales in the three months ended September 30, 2006 were positively impacted approximately $0.6 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger euro. Overall, the $4.8 million improvement in sales is a result of increasing demand for our specialty dispensing products and strong demand for products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $1.1 million was due to increased sales of specialty tapes, laminates and insulation products, $2.1 million was due to increased sales of industrial closures, rings and levers, and $1.6 million was due to higher sales of new consumer-oriented specialty dispensing products.

Packaging Systems’ gross profit increased approximately $2.5 million to $16.5 million, or 30.8% of sales, for the three months ended September 30, 2006, as compared to $14.0 million, or 28.7% of sales, for the three months ended September 30, 2005. The increase in gross profit between years is due primarily to

$1.4 million sales level increase between years, $0.7 million is attributed to improved material margin as a result of moderating raw material costs and $0.2 million is due to lower fixed overhead spending.

Packaging Systems’ selling, general and administrative costs increased approximately $0.3 million to $6.2 million, or 11.6% of sales, for the three months ended September 30, 2006 as compared to $5.9 million, or 12.3% of sales, for the three months ended September 30, 2005, as this segment achieved higher sales levels without a proportionate increase in selling and administrative costs.

Packaging Systems’ operating profit increased $2.4 million to $10.3 million, or 19.2% of sales, for the three months ended September 30, 2006, as compared to $7.9 million, or 16.2% of sales, for the three months ended September 30, 2005, due primarily to higher sales levels between years, improved material margin as a result of moderating raw material costs, and lower selling and administrative costs as a percentage of sales.

Packaging Systems’ Adjusted EBITDA increased $2.8 million to $13.4 million, or 25.0% of sales, for the three months ended September 30, 2006 from $10.6 million, or 21.9% of sales, for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

Energy Products.   Net sales increased $8.1 million, or 26.6%, to $38.5 million for the three months ended September 30, 2006 from $30.4 million for the three months ended September 30, 2005. Of this amount, $1.9 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada and $1.6 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings for Waukesha engines. An additional $1.1 million of the sales increase is the result of further organic growth throughout Arrow Engine’s other distribution channels as a result of overall positive economic industry conditions. Within our specialty gasket business, sales increased $3.3 million as a result of increased demand from existing customers due to continued high turnaround activity at petrochemical refineries while international sales, principally in Latin America, the Far East and Europe, increased approximately $0.1 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Gross profit within Energy Products increased $3.4 million to $11.1 million, or 28.8% of sales, for the three months ended September 30, 2006, as compared to $7.7 million, or 25.3% of sales, for the three months ended September 30, 2005. Of the increase in gross profit between years, approximately $2.0 million is due to the sales level increase between years and $0.5 million is due to the result of on-going efforts to source certain products to suppliers in low cost manufacturing environments. The remaining improvement is due to better absorption of fixed operating costs given increased sales levels in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Selling, general and administrative expenses increased $0.4 million to $5.3 million, or 13.7% of sales, for the three months ended September 30, 2006, as compared to $4.9 million, or 16.2% of sales, for the three months ended September 30, 2005. Energy Products achieved much higher sales levels without a proportionate increase in selling and administrative costs due to the relatively fixed-cost nature of this segment’s existing distribution network.

Operating profit within Energy Products increased $3.0 million to $5.8 million, or 15.1% of sales, in the three months ended September 30, 2006 from $2.8 million, or 9.2% of sales, in the three months ended September 30, 2005, due primarily to higher sales levels between years and better absorption of fixed operating costs and lower selling costs as a percentage of sales due to the relatively fixed-cost nature of this segment’s existing distribution network.

Energy Products’ Adjusted EBITDA increased $2.9 million to $6.3 million, or 16.4% of sales, for the three months ended September 30, 2006 from $3.4 million or 11.2% of sales for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

Industrial Specialties.   Net sales during the three months ended September 30, 2006, increased $4.2 million, or approximately 10.4%, to $44.6 million from $40.4 million in the three months ended September 30, 2005. Net sales in the three months ended September 30, 2006, increased 17.1% in our industrial cylinders business, 34.2% in our defense business due to the timing of shell casing deliveries to the U.S. military, and 2.4% in our precision cutting tools business as compared to the three months ended September 30, 2005. However, sales within our aerospace fastener business were approximately flat in the three months ended September 30, 2006 and 2005, respectively, due to the impact of an eight day labor strike that occurred in July 2006 in connection with the signing of a new three year collective bargaining agreement. Sales within our specialty automotive fittings business declined approximately 2.3% in the third quarter 2006 compared to third quarter 2005 due to softening market demand.

Gross profit within Industrial Specialties increased $1.0 million to $13.3 million, or 29.9% of sales, for the three months ended September 30, 2006, as compared to $12.3 million, or 30.4% of sales, for the three months ended September 30, 2005. Gross profit margin declined slightly in the third quarter 2006 compared to the third quarter 2005 due to less favorable product mix as a result of proportionately lower sales of higher margin aerospace fasteners.

Selling, general and administrative expenses increased $0.1 million to $4.0 million, or 9.0% of sales, in the three months ended September 30, 2006 as compared to $3.9 million, or 9.7% of sales, in the three months ended September 30, 2005, as this segment achieved higher sales without a proportionate increase in selling and administrative costs.

Operating profit for the three months ended September 30, 2006 increased $1.5 million to $9.9 million, or 22.2% of sales, as compared to $8.4 million, or 20.7% of sales, for the three months ended September 30, 2005, due primarily to higher sales levels between years, better absorption of fixed operating costs, and the impact of a $0.6 million gain on sale of property rights at one of NI Industries’ operating locations.

Industrial Specialties’ Adjusted EBITDA increased $1.3 million to $11.1 million, or 25.0% of sales, for the three months ended September 30, 2006 from $9.8 million, or 24.3% of sales, for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

RV & Trailer Products.   Net sales decreased $9.7 million to $43.3 million for the three months ended September 30, 2006 compared to $53.0 million for the three months ended September 30, 2005. The decline in sales between years is attributed to lower sales across all market channels due to soft market demand and market pricing pressure as a result of increased foreign competition.

RV & Trailer Products’ gross profit decreased $4.0 million to $8.0 million, or 18.5% of sales, for the three months ended September 30, 2006 from approximately $12.0 million, or 22.7% of sales, in the three months ended September 30, 2005. Of the decline in gross profit between years, $3.4 million is attributed to the decline in sales and approximately $0.7 million is due to lower material margins resulting from commodity cost increases and competitive pricing pressures and a less favorable sales mix.

RV & Trailer Products’ selling, general and administrative expenses were approximately flat at $5.0 million and $5.2 million for the three months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expense as a percent of sales were 11.5% and 9.8% in the three months ended September 30, 2006 and 2005, respectively.

RV & Trailer Products’ operating profit declined $3.7 million, to approximately $2.9 million, or 6.8% of sales, in the three months ended September 30, 2006 from $6.6 million, or 12.5% of net sales, in the three months ended September 30, 2006. The decline in operating profit between years is primarily due to the sales volume decline, lower material margins as a result of commodity cost increases and competitive pricing pressures, and the impact of a less favorable product sales.

RV & Trailer Products’ Adjusted EBITDA decreased $3.9 million to $4.5 million, or 10.4% of sales, for the three months ended September 30, 2006 from $8.4 million, or 15.9% of sales, for the three months ended September 30, 2005, consistent with the decline in operating profit between years.

Recreational Accessories.   Recreational Accessories’ net sales decreased $8.9 million to $64.8 million for the three months ended September 30, 2006 from $73.7 million in the three months ended September 30, 2005. Net sales in the three months ended September 30, 2006 were positively impacted by approximately $0.6 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The decline in sales between years is primarily a result of reduced consumer demand due to record high gasoline prices and a continued high interest rate environment.

Recreational Accessories’ gross profit margin increased to 27.8% for the three months ended September 30, 2006 from 18.3% for the three months ended September 30, 2005. The net change in gross profit between years of $4.5 million is primarily attributed to material margin improvement in our retail sales channel of $2.3 million as a result of sourcing initiatives, $0.9 million in savings as a result of the decision to purchase certain products which were previously manufactured, and material margin improvements of $2.5 million in our towing products business due to pricing actions and net favorable material usage variances at our Goshen, Indiana manufacturing facility. We also incurred $0.8 million in reduced freight and variable manufacturing expense as a result of efficiencies achieved at our distribution centers in same site and complete shipment fill rates (i.e. less partial shipments). These improvements were offset by $2.1 million in lower gross profit attributed to the decline in sales between years.

Recreational Accessories’ selling, general and administrative expenses increased approximately $1.6 million to $13.7 million, or 21.3% of sales, for the three months ended September 30, 2006 from $12.1 million, or 16.5% of sales, in the three months ended September 30, 2005. The increase between years is due to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations and increased advertising and promotion expenses necessary to support our retail channel sales activity.

Recreational Accessories’ operating profit increased $2.9 million to approximately $4.2 million, or 6.5% of sales, in the three months ended September 30, 2006 from $1.3 million, or 1.8% of sales, in the three months ended September 30, 2005. The improvement in operating profit between years is the result of increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to higher distribution costs at our South Bend facility and increased advertising and promotion expenses necessary to support our retail channel sales activity.

Recreational Accessories’ Adjusted EBITDA increased $2.7 million to $6.5 million, or 10.1% of sales, for the three months ended September 30, 2006 from $3.8 million, or 5.2% of sales, for the three months ended September 30, 2005 consistent with the improvement in operating profit between years.

Corporate Expenses and Management Fees.   Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three Months Ended September 30,
	2006	2005
	(in millions)
Corporate operating expenses	$2.3	$2.9
Employee costs and related benefits	3.4	2.0
Management fees and expenses	1.0	1.0
Corporate expenses and management fees—operating profit	$6.7	$5.9
Receivables sales and securitization expenses	1.2	1.6
Depreciation	(0.1)	(0.1)
Other, net	(0.2)	(0.3)
Corporate expenses and management fees—Adjusted EBITDA	$7.6	$7.1

Corporate expenses and management fees increased approximately $0.8 million to $6.7 million for the three months ended September 30, 2006 from $5.9 million for the three months ended September 30, 2005. The increase between years is primarily attributed to increased employee compensation costs of $1.4 million, consisting of higher payroll costs, increased incentive compensation expense and higher stock compensation expense as a result of implementation of SFAS No. 123R, “Accounting for Stock-Based Compensation.”  Theses increases were offset in part principally by lower corporate operating expenses due to decreased legal, tax and audit expense of $0.5 million.

Interest Expense.   Interest expense increased approximately $0.6 million to $19.4 million for the three months ended September 30, 2006 as compared to $18.8 million for the three months ended September 30, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings to approximately 8.31% during the third quarter 2006 from approximately 6.92% during the third quarter 2005, offset in part by a reduction in weighted average variable rate borrowings to approximately $328.1 million in third quarter 2006 from approximately $354.2 million during the three months ended September 30, 2005.

In connection with the refinancing of our credit facilities, the Company incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

Other Expense, Net.   Other expense, net decreased approximately $0.4 million to $1.2 million for the three months ended September 30, 2006 from $1.6 million for the three months ended September 30, 2005. In the three months ended September 30, 2006, we incurred approximately $1.2 million of expense in connection with use of our receivables securitization facility and sales of receivables to fund working capital needs. In the three months ended September 30, 2005, we incurred $1.6 million of expense in connection with use of our receivables securitization facility and sales of receivables to fund working capital needs, including $0.6 million related to the renewal of our receivables securitization facility in July 2005.

Income Taxes.   The effective income tax rate for the three months ended September 30, 2006 and 2005 was 33% and 223%, respectively. During third quarter 2005, the Company’s estimate of its full year effective tax rate decreased from 36.7% to 24.6% and the impact of this change was recorded in the three months ended September 30, 2005. In the quarter ended September 30, 2006, the Company reported foreign pre-tax income from continuing operations of approximately $6.2 million and domestic pre-tax loss of approximately $9.0 million. The domestic pre-tax loss included approximately $18.9 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the quarter ended September 30, 2005, the Company reported foreign pre-tax income from continuing operations of approximately $4.8 million and domestic pre-tax loss of approximately $4.1 million. The domestic pre-tax income included approximately $18.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Discontinued Operations.   In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment. In the three months ended September 30, 2006, the loss from discontinued operations, net of income tax benefit, was $10.9 million compared to a loss from discontinued operations, net of income tax benefit, of $1.9 million in the three months ended September 30, 2005. See Note 2, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net sales increased $21.7 million, or approximately 2.8%, for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Net sales in the nine months ended September 30, 2006 were approximately $1.4 million greater than net sales in the nine months ended September 30, 2005 due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems’ net sales increased $12.8 million to $158.4 million from $145.6 million, or approximately 8.8%, for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Sales of core industrial closure products and specialty dispensing products increased 8.7% while sales of specialty tapes, laminates and insulation products improved 9.0%. Net sales within Energy Products increased $21.9 million, or 23.0%, to $117.2 million in the nine months ended September 30, 2006 from $95.3 million in the nine months ended September 30, 2005, as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $11.1 million, or approximately 8.9%, to $136.1 million for the nine months ended September 30, 2006 from $125.0 million in the nine months ended September 30, 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinders businesses. Net sales within RV & Trailer Products decreased $10.5 million to $150.7 million in the nine months ended September 30, 2006 compared to $161.2 million in the nine months ended September 30, 2005. As compared to nine months ended September 30, 2005, sales within RV & Trailer Products for the nine months ended September 30, 2006, decreased across most market channels due to soft market demand and market pricing pressure as a result of increased foreign competition. Recreational Accessories’ net sales decreased $13.6 million to $234.9 million in the nine months ended September 30, 2006 from $248.5 million in the nine months ended September 30, 2005 principally as a result of reduced sales activity in our towing products business’ early order program and reduced demand across all market channels due to high gasoline prices and a continued high interest rate environment.

Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 25.0% for the nine months ended September 30, 2006 and 2005, respectively. Packaging Systems’ gross profit margin increased slightly to approximately 29.8% for the nine months ended September 30, 2006 from 29.3% for the nine months ended September 30, 2005. Energy Products’ gross profit margin increased to 29.3% in the nine months ended September 30, 2006 compared to 27.1% for the nine months ended September 30, 2005 as this segment’s margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the nine months ended September 30, 2006 to 29.4% compared to 28.5% in the nine months ended September 30, 2005 due generally to higher sales volumes and proportionately greater sales of higher margin aerospace fasteners between years.  RV &

Trailer Products’ gross profit margin decreased slightly to 21.8% and 23.4% for the nine months ended September 30, 2006 and 2005, respectively, due primarily to reduced sales levels, lower material margins due to commodity cost increases and competitive pricing pressures and a less favorable product sales mix between years. Recreational Accessories’ gross profit margin increased to 26.0% in the nine months ended September 30, 2006 from 20.7% in the nine months ended September 30, 2005. The increase is due primarily to improved material margin as a result of sourcing initiatives, pricing actions, and manufacturing efficiency and material management improvement initiatives.

Operating profit margin (operating profit as a percentage of sales) approximated 10.9% and 9.7% for the nine months ended September 30, 2006 and 2005, respectively, and operating profit increased $11.9 million, or 15.8%, to $87.2 million for the nine months ended September 30, 2006, from $75.3 million for the nine months ended September 30, 2005. Packaging Systems’ operating profit margin was 18.2% and 16.9% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $4.3 million for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 due to margin earned on increased sales levels between years, improved material margins a result of moderating raw material costs and reduced spending on selling, general and administrative activities between years as a percentage of sales. Energy Products’ operating profit margin was 14.7% and 11.9% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit improved $6.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as increases in margin earned due to higher sales levels and better absorption of fixed operating costs were partially offset by higher selling, general and administrative expenses, which principally increased due to higher asbestos litigation defense costs. Industrial Specialties’ operating profit margin was 20.7% and 19.6% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $3.7 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increased sales levels in four of the five businesses in this segment, improved material margin, and more favorable product mix, which were partially offset by higher selling, general and administrative expenses, which principally increased due to higher employee related compensation and benefit costs. RV & Trailer Products’ operating profit margin was 11.7% and 13.6% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit declined $4.3 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to the decline in sales levels, the impact of lower material margins due to commodity cost increases and competitive pricing pressures and a less favorable product sales mix between years. Recreational Accessories’ operating profit margin was 6.4% and 3.5% in the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $6.3 million to $15.1 million for the nine months ended September 30, 2006 as compared to $8.8 million for the nine months ended September 30, 2005 due primarily to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due to increased promotional spending to support greater retail channel sales activity and an increase in distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.1% and 12.7% for the nine months ended September 30, 2006 and 2005, respectively. The increase or decrease in Adjusted EBITDA margin by segment was consistent with the increase or decrease in operating profit margin by segment, with the exception of Packaging Systems. The Adjusted EBITDA margin for Packaging Systems improved to 24.2% for the nine months ended September 30, 2006 from 21.6% for the nine months ended September 30, 2005. The improvement in Adjusted EBITDA margin between periods resulted principally from $1.9 million in net losses on transactions denominated in foreign currencies for the nine months ended September 30, 2005, that did not recur in 2006.

Packaging Systems.   Net sales increased $12.8 million, or approximately 8.8%, to $158.4 million for the nine months ended September 30, 2006 compared to $145.6 million for the nine months ended

September 30, 2005. Net sales in the nine months ended September 30, 2006 were negatively impacted by approximately $0.5 million, as compared to net sales in the nine months ended September 30, 2005, due to currency exchange as our reported results in U.S. dollars were reduced by a weaker euro. Overall, the $12.8 million increase in sales is a result of strong demand for our products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $3.8 million was due to increased sales of specialty tapes, laminates and insulation products, $5.4 million was due to increased sales of industrial closures, rings and levers, and $3.6 million was due to increased sales of new consumer-oriented specialty dispensing products.

Packaging Systems’ gross profit increased approximately $4.6 million to $47.2 million, or 29.8% of sales, for the nine months ended September 30, 2006, from $42.6 million, or 29.3% of sales, for the nine months ended September 30, 2005. Of the increase in gross profit between years, $3.8 million is attributed to the sales level increase between years and approximately $1.9 million is attributed to improved material margin, as a result of moderating raw material costs, offset in part by approximately $1.2 million in higher period operating costs in support of the increased sales levels.

Packaging Systems’ selling, general and administrative costs increased approximately $0.4 million to $18.3 million, or 11.6% of sales, during the nine months ended September 30, 2006 as compared to $17.9 million, or 12.3% of sales, in the nine months ended September 30, 2005. Overall, selling, general and administrative expenses increased approximately $0.8 million in the nine months ended September 30, 2006, which was offset in part by $0.4 million of expense incurred in the nine months ended September 30, 2005 related to completion of Compac’s facilities consolidation, which did not recur in 2006.

Packaging Systems’ operating profit increased $4.3 million to $28.9 million, or 18.2% of sales, during the nine months ended September 30, 2006 from $24.6 million, or 16.9% of sales, in the nine months ended September 30, 2005, due primarily to higher sales levels, improved material margin as a result of moderating raw material costs, and lower selling and administrative costs as a percentage of sales between years.

Packaging Systems’ Adjusted EBITDA increased $7.0 million to $38.4 million, or 24.2% of sales, for the nine months ended September 30, 2006 from $31.4 million, or 21.6% of sales, for the nine months ended September 30, 2005. Of this amount, approximately $1.9 million was due to net losses on transactions denominated in foreign currencies in the nine months September 30, 2005 compared to a $0.2 million gain on such similar transactions for the nine months ended September 30, 2006. Otherwise, the improvement in Adjusted EBITDA was consistent with the improvement in operating profit.

Energy Products.   Net sales increased $21.9 million, or 23.0%, to $117.2 million for the nine months ended September 30, 2006 from $95.3 million for the nine months ended September 30, 2005. Of this amount, $5.0 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada, and $4.2 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings, mainly for the Waukesha and CAT engine lines. An additional $3.1 million of the sales increase is the result of further organic growth throughout Arrow Engine’s other distribution channels, due to overall positive economic industry conditions. Within our specialty gasket business, sales increased $7.9 million as a result of increased demand from existing customers due to continued high levels of turnaround activity at petrochemical refineries, and $1.7 million due to increased international sales, principally in Latin America, the Far East and Europe.

Gross profit within Energy Products increased $8.5 million to $34.3 million, or 29.3% of sales, for the nine months ended September 30, 2006, from $25.8 million, or 27.1% of sales, for the nine months ended September 30, 2005. Of the increase in gross profit between years, $5.9 million is attributed to the sales level increase between years and $0.8 million is the result of on-going efforts to source certain products to suppliers in low cost manufacturing countries. The remaining improvement is due to better absorption of fixed overhead costs, given the increased sales volumes in the first nine months of 2006 compared to the first nine months of 2005.

Selling, general and administrative expenses in the nine months ended September 30, 2006 increased $2.3 million to $16.8 million, or 14.4% of sales, from $14.5 million, or 15.3% of sales, for the nine months ended September 30, 2005. Of the increase between years, $0.9 million is due to increased asbestos litigation defense costs in our specialty gasket business, while other selling, general and administrative expenses within this segment increased a net $1.4 million compared to the same period a year ago, as Energy Products achieved increased sales levels without a proportionate increase in selling, general and administrative costs due to the relatively fixed-cost nature of this segment’s existing distribution network, particularly with respect to sales of specialty gaskets.

Operating profit within Energy Products improved $6.0 million to $17.3 million, or 14.7% of sales, for the nine months ended September 30, 2006 from $11.3 million, or 11.9% of sales, for the nine months ended September 30, 2005, due primarily to higher sales levels and better absorption of fixed operating costs between years, and lower selling costs as a percentage of sales between years, due to the relatively fixed-cost nature of this segment’s existing distribution network.

Energy Products’ Adjusted EBITDA increased $5.8 million to $19.0 million, or 16.2% of sales, for the nine months ended September 30, 2006 from $13.2 million, or 13.8% of sales, for the nine months ended September 30, 2005, consistent with the improvement in operating profit between years.

Industrial Specialties.   Net sales during the nine months ended September 30, 2006 increased $11.1 million, or approximately 8.9%, to $136.1 million from $125.0 million in the nine months ended September 30, 2005. The increase in sales is a result of strong demand for our products in the general industrial, aerospace and automotive markets due to market share gains, new products, and economic expansion. Notably, our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 11.1% in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, due to continued strong commercial and business jet build rates. As compared to the same period in 2005, sales within our industrial cylinders business increased 12.2%, sales of specialty automotive fittings improved 9.0% and sales of precision cutting tools improved 8.9%, while sales within our defense business were approximately flat for the nine months ended September 30, 2006. We estimate that steel cost increases recovered from customers via pricing during the nine months ended September 30, 2006, principally within our industrial cylinder and precision tool businesses, were comparable to the same period a year ago.

Gross profit within Industrial Specialties increased $4.3 million to $40.0 million, or 29.4% of sales, in the nine months ended September 30, 2006, as compared to $35.7 million, or 28.5% of sales, in the nine months ended September 30, 2005. Of the increase in gross profit, approximately $3.1 million is attributed to the sales level increase between years and $1.4 million is due to improved material margins, partially offset by manufacturing overhead costs in support of higher levels of sales.

Selling, general and administrative expenses increased $1.2 million to $12.3 million, or 9.0% of sales, in the nine months ended September 30, 2006 as compared to $11.1 million, or 8.9% of sales, in the nine months ended September 30, 2005, due primarily to increases  in employee compensation as well as slightly higher sales related expenses.

Operating profit increased $3.7 million to $28.2 million, or 20.7% of sales, for the nine months ended September 30, 2006, as compared to $24.5 million, or 19.6% of sales, for the nine months ended September 30, 2005, due primarily to increased sales levels in four of the five businesses in this segment and improved material margins, which were offset in part by higher selling, general and administrative spending.

Industrial Specialties’ Adjusted EBITDA increased $3.7 million to $32.1 million, or 23.6% of sales, for the nine months ended September 30, 2006 from $28.4 million, or 22.7% of sales, for the nine months ended September 30, 2005, consistent with the improvement in operating profit between years.

RV & Trailer Products.   Net sales decreased $10.5 million to $150.7 million for the nine months ended September 30, 2006 from $161.2 million for the nine months ended September 30, 2005. Net sales in the nine months ended September 30, 2006 were negatively impacted by approximately $1.1 million versus the nine months ended September 30, 2005 due to currency exchange, as our reported results in U.S. dollars were reduced as a result of a weaker Australian dollar. As compared to the same period in the prior year, sales were lower across most market channels due to soft market demand and market pricing pressures as a result of increased foreign competition.

RV & Trailer Products’ gross profit decreased $4.8 million to $32.9 million, or 21.8% of sales, for the nine months ended September 30, 2006 from approximately $37.7 million, or 23.4% of sales, in the nine months ended September 30, 2005. Compared to the same period in 2005, $3.6 million of the decline in gross profit is due to reduced sales levels between years, $2.4 million is attributed to lower material margins as a result of commodity cost increases and competitive pricing pressures and less favorable product mix, and $0.4 million is due to higher fixed manufacturing expense as a result of the startup of our new Thailand manufacturing facility. These amounts were offset by approximately $1.4 million in reduced variable manufacturing spending associated with cost reduction initiatives implemented in 2005.

RV & Trailer Products’ selling, general and administrative expenses were approximately the same at $15.2 million for the nine months ended September 30, 2006 and 2005. Selling, general and administrative expenses as a percent of sales were 10.1% and 9.4% in the nine months ended September 30, 2006 and 2005, respectively.

RV & Trailer Products’ operating profit declined $4.3 million to approximately $17.6 million, or 11.7% of sales, in the nine months ended September 30, 2006 from $21.9 million, or 13.6% of sales, in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the decrease in operating profit is primarily attributed to the aforementioned decline in sales, lower material margins as a result of commodity cost increases and competitive pricing pressures, and a less favorable product sales mix as compared to the same period a year ago.

RV & Trailer Products’ Adjusted EBITDA decreased $4.5 million to $22.9 million, or 15.2% of sales, for the nine months ended September 30, 2006 from $27.4 million, or 17.0% of sales, for the nine months ended September 30, 2005, consistent with the decline in operating profit between years.

Recreational Accessories.   Recreational Accessories’ sales decreased $13.6 million to $234.9 million in the nine months ended September 30, 2006 from $248.5 million in the nine months ended September 30, 2005. Sales in the nine months ended September 30, 2006 were positively impacted by approximately $2.6 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was principally the result of reduced consumer demand due to high gasoline prices and a continued high interest rate environment.

Recreational Accessories’ gross profit increased $9.6 million to $60.9 million, or 26.0% of sales, for the nine months ended September 30, 2006 from approximately $51.3 million, or 20.7% of sales, in the nine months ended September 30, 2005. Of this increase in gross profit, $3.5 million is attributed to material margin improvements in our retail sales channel as a result of sourcing initiatives, $4.2 million is attributed to savings as a result of the decision to purchase certain products that were previously manufactured, and $3.5 million is attributed to material margin improvements in our towing products business due to pricing actions and net favorable material usage variances at our Goshen, Indiana manufacturing facility, resulting from manufacturing efficiency and material management improvement initiatives. Gross margin was also favorably impacted by savings associated with cost reduction initiatives implemented at our Goshen, Indiana manufacturing facility in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy. These improvements were offset by $3.6 million in lower gross profit attributed to the decline in sales between years.

Recreational Accessories’ selling, general and administrative expenses increased approximately $3.3 million to $45.9 million, or 19.6% of sales, during the nine months ended September 30, 2006 from $42.6 million, or 17.2% of sales, in the nine months ended September 30, 2005. The increase in selling and administrative expenses between years is due to increased advertising and promotion expenses necessary to support our retail channel sales activity, costs associated with the closure of our Sheffield operations, and increased distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

Recreational Accessories’ operating profit increased $6.3 million to approximately $15.1 million, or 6.4% of sales, in the nine months ended September 30, 2006 from $8.8 million, or 3.5% of sales, in the nine months ended September 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, which were offset in part by increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and increased distribution costs from our South Bend distribution facility.

Recreational Accessories’ Adjusted EBITDA increased $5.9 million to $22.4 million, or 9.6% of sales, for the nine months ended September 30, 2006 from $16.5 million, or 6.7% of sales, for the nine months ended September 30, 2005 consistent with the improvement in operating profit between years.

Corporate Expenses and Management Fees.   Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Nine Months Ended
	September 30,
	2006	2005
	(in millions)
Corporate operating expenses	$8.8	$7.8
Employee costs and related benefits	8.0	4.9
Management fees and expenses	3.1	3.1
Corporate expenses and management fees—operating profit	$19.9	$15.8
Receivables sales and securitization expenses	3.5	3.3
Depreciation	(0.2)	(0.2)
Other, net	(0.4)	(0.4)
Corporate expenses and management fees—Adjusted EBITDA	$22.8	$18.5

Corporate expenses and management fees increased approximately $4.1 million to $19.9 million for the nine months ended September 30, 2006 from $15.8 million for the nine months ended September 30, 2005. The increase between years is the result of increased employee compensation costs of $3.1 milliondue primarily to increased incentive compensation expense and stock compensation expense as a result of implementation of SFAS No. 123R, “Accounting for Stock-Based Compensation,” increased tax, legal and audit expense of $0.3 million, and other increases in corporate operating expenses of approximately $0.7 million.

Interest Expense.   Interest expense increased approximately $3.5 million to $59.3 million for the nine months ended September 30, 2006 from $55.8 million for the nine months ended September 30, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings to approximately 8.3% for the nine months ended September 30, 2006 from approximately 6.6% for the nine months ended September 30, 2005, which were offset in part by a reduction in weighted average variable rate borrowings to approximately $331.7 million in the first nine months of 2006 from approximately $365.4 million in the first nine months of 2005.

In connection with the refinancing of our credit facilities, the Company incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

Other Expense, Net.   Other expense, net decreased approximately $2.4 million to $3.1 million for the nine months ended September 30, 2006 from $5.5 million for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, we incurred approximately $3.5 million of expense in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs. In the nine months ended September 30, 2005, we incurred $3.3 million of expense in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, including $0.6 million related to the renewal of our receivables securitization facility in July 2005. We also incurred $2.5 million of net losses on transactions denominated in foreign currencies other than the local currency of the subsidiary that is a party to the transaction.

Income Taxes.   The effective income tax rate for the nine months ended September 30, 2006 and 2005 was 36% and 25%, respectively. The increase in the effective rate in the quarter ended September 30, 2006 compared to the same period a year ago is primarily related to a shift in pre-tax income from lower-taxed jurisdictions to higher-taxed jurisdictions. In addition, the Company recorded a tax benefit of $0.5 million during the nine months ended September 30, 2006 in accordance with SFAS 109 due to the change in the Texas tax law signed into effect on May 19, 2006. In the nine months ended September 30, 2006, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $2.8 million and $13.4 million, respectively. The domestic pre-tax income included approximately $57.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the nine months ended September 30, 2005, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $5.4 million and $8.7 million, respectively. The domestic pre-tax income included approximately $55.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

Discontinued Operations.   In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In the nine months ended September 30, 2006, the loss from discontinued operations, net of income tax benefit, was $16.2 million compared to a loss from discontinued operations, net of income tax benefit, of $3.8 million in the nine months ended September 30, 2005. See Note 2, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the nine months ended September 30, 2006 was approximately $26.5 million as compared to cash provided by operations of $19.8 million for the nine months ended September 30, 2005. The improvement between years is primarily the result of improved working capital management during the first three quarters of 2006, principally lower levels of receivables due to improved collections and higher levels of accounts payable and accrued liabilities, offset by slightly higher inventory levels at September 30, 2006.

Net cash used for investing activities for the nine months ended September 30, 2006 was approximately $18.6 million as compared to $11.5 million for the nine months ended September 30, 2005. During the first nine months of 2006, capital expenditures were $4.6 million greater than the same period a year ago, of which $3.1 million related to the re-acquisition of equipment subject to an operating lease. We also generated net proceeds from the sale of fixed assets of approximately $1.0 million during the first three quarters of 2006 compared to $3.5 million in the year ago period.

Net cash used for financing activities was $7.7 million and $9.1 million for the nine months ended September 30, 2006 and 2005, respectively. In the nine months ended September 30, 2006, we paid down our debt a net $5.5 million and paid $2.2 million in costs and other expenses in connection with the refinancing of our credit facilities as described below. In the nine months ended September 30, 2005, $9.1 million was utilized to pay down debt.

Our Debt and Other Commitments

On August 2, 2006, we amended and restated our senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility of which $260.0 million was outstanding at September 30, 2006. The amended and restated credit facilities extended our revolving credit maturities from one and a half years to five years and the term loan facility from three and a half years to between five and a half and seven years (depending on when our senior subordinated notes are repaid) and reduced the interest rate margins on our revolving facility from 3.5% to 2.75% per annum and on our term loan facility from 3.75% to 2.75% per annum. The amended and restated credit facilities reduced our weighted average interest rate on our variable rate borrowings from 9.1% to 8.1% per annum as of the date of the refinancing. Under the amended and restated credit facilities, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our amended and restated credit facilities also provide for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes. In connection with the refinancing of our credit facilities, the Company recorded a charge for debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge related to the write-off of debt issuance costs.

Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement’s financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.75 to 1.00 for April 1, 2006 to December 31, 2006, 5.65 to 1.00 for January 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 5.11 to 1.00 at September 30, 2006 and we were in compliance with our covenants as of that date.

The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on September 30, 2006 for the twelve month period ended September 30, 2006.

	Year Ended December 31, 2005	Less: Nine Months Ended September 30, 2005	Add: Nine Months Ended September 30, 2006		Twelve Months Ended September 30, 2006
	(dollars in thousands)
Net income (loss), as reported	$(45,880)	$6,790	$(5,880)		$(58,550)
Bank stipulated adjustments:
Interest expense, net (as defined)	75,510	55,790	59,320		79,040
Income tax expense (benefit)(1)	(30,830)	1,020	(5,020)		(36,870)
Depreciation and amortization	41,140	31,400	27,960		37,700
Extraordinary non-cash charges(2)	73,220	—	15,850		89,070
Heartland monitoring fee and expenses(3)	4,210	3,140	3,050		4,120
Interest equivalent costs(4)	4,240	2,740	3,710		5,210
Non-cash expenses related to stock option grants(5)	310	240	1,270		1,340
Non-recurring expenses in connection with acquisition integration(6)	2,180	1,800	710		1,090
Other non-cash expenses or losses	12,660	9,240	1,700		5,120
Non-recurring expenses or costs for cost savings projects(7)	5,740	4,750	640		1,630
Discontinued operations(8)	8,800	6,290	7,490	(9)	10,000
Debt extinguishment costs(10)	—	—	8,610		8,610
Consolidated Bank EBITDA, as defined	$151,300	$123,200	$119,410		$147,510

	September 30, 2006
	(dollars in thousands)
Total long-term debt	$722,250
Aggregate funding under the receivables securitization facility	32,000
Total Consolidated Indebtedness, as defined	$754,250
Consolidated Bank EBITDA, as defined	147,510
Actual leverage ratio	5.11	x
Covenant requirement	5.75	x

       (1) Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

       (2) Non-cash charges associated with asset impairments.

       (3) Represents management fees and expenses paid pursuant to the Heartland Advisory Agreement.

       (4) Interest-equivalent costs associated with the Company’s receivables securitization facility.

       (5) Non-cash expenses resulting from the grant of stock options.

       (6) Non-recurring costs and expenses due to the integration of any business acquired not to exceed $15,000,000 in aggregate.

       (7) Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $25,000,000 in the aggregate; and non-recurring expenses or similar costs incurred relating to the completion of cost savings initiatives, including production sourcing initiatives, not to exceed $5,000,000 in the aggregate.

       (8) EBITDA from discontinued operations, not to exceed $10,000,000 in any twelve month period.

       (9) Actual amount reported for nine months ended September 30, 2006 was $11,210,000 which is net of an asset impairment charge of $15,850,000 included in extraordinary non-cash charges, as described in Note 2, “Discontinued Operations and Assets Held for Sale.”

(10) Write-off of debt issue costs in connection with refinancing of our senior credit facilities.

Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $2.1 million outstanding at September 30, 2006) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.8 million outstanding at September 30, 2006) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $14.9 million outstanding at September 30, 2006) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of September 30, 2006, total borrowings in the amount of $22.8 million were outstanding under these arrangements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2006, we had $32.0 million utilized under our accounts receivable facility and $22.9 million of available funding based on eligible receivables and after consideration of leverage restrictions. At September 30, 2006, we also had $3.0 million outstanding under our revolving credit facility and had an additional $93.9 million potentially available after giving effect to approximately $44.9 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At September 30, 2006, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $93.9 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states’ requirements to self-insure workers’ compensation claims, including incurred but not reported claims.

We also have $437.8 million (face value) 9 7/8% senior subordinated notes which are due in 2012.

Principal payments required under our amended and restated credit facility term loan are: $0.7 million due each calendar quarter beginning December 31, 2006 through June 30, 2013, and $242.5 million due on August 2, 2013.

Our amended and restated credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 7, “Long-term Debt,” to the accompanying consolidated financial statements as of September 30, 2006. Based on amounts outstanding at September 30, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $16.1 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Credit Rating

We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. As of June 30, 2006, Standard & Poor’s assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody’s assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody’s upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. This upgrade occurred in connection with Moody’s changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. If, in connection with the consummation of any offering of our equity securities and the use of proceeds therefrom, the ratings assigned to our credit facilities by Standard & Poor’s remains at B+(stable) or better and the ratings assigned to our credit facilities by Moody’s remains at B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement will be reduced by 0.5% per annum.

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (“TSPC”). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2006, we had $32.0 million utilized and $22.9 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

Unresolved SEC Staff Comments

The Company has received comment letters from the Staff of the Securities and Exchange Commission (SEC) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-136263) and subsequent amendments No. 1 and No. 2 thereto. The Company has responded to and addressed such comments. However, there remains an unresolved matter with respect to the Company’s accounting for customer intangibles. The Staff has questioned the Company’s use of the straight-line method of amortization versus an accelerated method with respect to customer intangible assets recorded and requested additional data in support of the amortization method used. The Staff has also questioned and requested that the Company provide additional quantitative and qualitative analyses in support of the process by which useful lives of 25 and 40 years were originally assigned to certain of its customer relationship intangibles. The Company has responded to the Staff’s questions on these matters, and provided supplemental analyses and supporting information as requested by the Staff. As of the date of the filing of this Form 10-Q, the Staff continues to review the Company’s responses and, therefore, the Staff’s comments with respect to these matters remain unresolved. The Company will continue to respond to any additional comment letters that it receives from the Staff.

Impact of New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact, if any, that FIN 48 will have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Standards No. 157 (SFAS No. 157), “Fair Value Measurements.”  This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plans assets and obligations as of the employer’s fiscal year end balance sheet (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit plans and to provide the required disclosures for fiscal years ending after December 15, 2006. We expect adoption of SFAS No. 158 will result in a reduction in comprehensive income and are currently evaluating the amount by which shareholders’ equity may be reduced and other impacts, if any, that SFAS No. 158 will have on our consolidated financial position, results of operations and cash flows.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $5.8 million at September 30, 2006. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

At December 31, 2005, fair value was determined based upon the discounted cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and residual growth rates ranging from 3% to 4%. Our estimates of future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company’s control. Of our reporting units, Recreational Accessories and RV & Trailer Products are most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis point change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further goodwill impairment analysis as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”  While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

Pension and Postretirement Benefits Other than Pensions.   We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 87 (SFAS No. 87), “Employer’s Accounting for Pensions,” No. 88 (SFAS No. 88), “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Terminated Benefits,” No. 106 (SFAS No. 106), “Employer’s Accounting for Postretirement Benefits Other Than Pension,” No. 132 (SFAS No. 132), “Employer’s Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106.”  Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

Income Taxes.   Income taxes are accounted for using the provisions of FASB Statement of Financial Accounting Standards No. 109, (SFAS No. 109), ‘‘Accounting for Income Taxes.”  Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management’s estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

Other Loss Reserves.   We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers’ compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers’ compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with FASB Statement of Financial Accounting Standards No. 5, (SFAS No. 5), “Accounting for Contingencies” when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

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

Item 4.                        Controls and Procedures

Evaluation of disclosure controls and procedures

(a)           As of September 30, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) and Rule 15d-15 (e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

Changes in disclosure controls and procedures

As more fully described in its Form 10-K for the annual period ended December 31, 2005, the Company, together with its auditors, identified a material weakness in internal control over financial reporting at our industrial fasteners business related to proper accounting and reporting of inventory valuation and accounts receivable reserve accounts. Due to the control deficiencies described therein, the Company implemented the actions listed below during the nine months ended September 30, 2006 to strengthen its disclosure controls and procedures at its industrial fasteners business:

•       Hired a new controller in the first quarter of 2006 and temporarily assigned one financial group controller and provided other supplemental resources, as needed, to assist with monthly recurring accounting and control activities while the new controller transitions into his responsibilities;

•       Developed and implemented revised processes with respect to the accounting, analysis and reporting of inventory balances, including valuation reserves;

•       In the first quarter of 2006, implemented a revised process to timely review past due accounts receivable for purposes of analyzing collectibility and to document and support accounts receivable reserves required in connection with the month-end closing process.

As of September 30, 2006, these remedial actions have been completed. As more fully discussed in Note 2 “Discontinued Operations and Assets Held for Sale,” the Company’s industrial fasteners business is reported as discontinued operations.

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

As of September 30, 2006, we were a party to approximately 1,704 pending cases involving an aggregate of approximately 11,119 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Nine months ended September 30, 2006	19,416	3,662	11,886	73	$8,607	$3,472,239

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 11,119 claims pending at September 30, 2006, 123 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 93 of the 123 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 30 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 99 of the 123 claims sought between $50,000 and $600,000 and 24 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 93 of the 123 claims sought between $1.0 million and $2.5 million and 30 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 18 years ago, have been approximately $3.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                        Other Information

Not applicable.

Item 6.   Exhibits.

Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.

4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(l)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(k)

Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.

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

10.14(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.15(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.16 (i)	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.17(d)*	Form of Employment Agreement between TriMas Corporation and E.R. “Skip” Autry.
10.18 (i)	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.19 (i)	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.20 (e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.21(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.22(f)	Form of Stock Option Agreement.
10.23(a)*	Annual Value Creation Program.
10.24(a)*	Form of Indemnification Agreement.
10.25(j)	Separation and Consulting Agreement dated as of May 20, 2005.

10.26(l)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.27(l)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).
(a)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(d)*	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 9, 2005 (File No. 333-100351).
(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 14, 2005 (File No. 333-100351).
(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).
(i)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on April 4, 2006 (File No. 333-100351).
(j)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).
(k)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).
(l)	Incorporated by reference to the Exhibits filed with our Amendment No. 2 to Registration Statement on Form S-1, filed on October 18, 2006 (File No. 333-136263).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation
(Registrant)
Date: November 14, 2006	By:	/s/ E.R. AUTRY
E.R. Autry Chief Financial Officer and Chief Accounting Officer