Form 10-Q/A
period 2006-03-31
TRIMAS CORP
filed 2007-01-17
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐                Accelerated Filer ☐                Non-Accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 15, 2006, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-Q/A ("Amendment") to amend and restate the financial statements (and make correlated adjustments and provide revised disclosures where appropriate) that were included in our original Quarterly Report on Form 10-Q for the period ended March 31, 2006. On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three months ended March 31, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain our customer relationship intangibles as of January 1, 2006 in connection with our response to comments from the Staff of the Securities and Exchange Commission in the course of its review of our registration statement filed on Form S-1.

        This amendment restates the Company's unaudited financial statements for the three months ended March 31, 2006 to record approximately $0.6 million of additional amortization expense as a result of our decision to reduce the remaining estimated useful lives assigned to certain customer relationship intangibles. Based on review of historic customer attrition rates, the risks associated with lower cost competitors and anticipated impacts of global sourcing and international expansion of our businesses, we reduced remaining estimated useful lives assigned to certain customer intangibles as of January 1, 2006 to reflect our updated evaluation of the period of expected future benefit related to these customer relationship intangibles. See Item 1, Note 2 to the financial statements included in this Amendment for further discussion of how the Company's statement of operations, for the three months ended March 31, 2006 and the balance sheet as of March 31, 2006, are impacted by the restatement.

        In addition, during the second quarter of 2006, we sold our asphalt-coated paper line of business. We presented its results as discontinued operations for the three and six month periods reported in our June 30, 2006 Form 10-Q. As the results of operations of the three months ended March 31, 2006 have already been reclassified as discontinued operations in the June 30, 2006 Form 10-Q, we are making the necessary adjustments to this Amendment to reclassify the results of the asphalt-coated paper line of business as discontinued operations for the three months ended March 31, 2006 and 2005. See Item 1, Note 3 to the financial statements included in this Amendment for further discussion of this reclassification.

        For the convenience of the reader, this Amendment sets forth the entire Form 10-Q for the quarterly period ended March 31, 2006. However, this Amendment amends and restates only Items 1, 2 and 4 of Part I of the Form 10-Q for the matters noted above. The other Items are not being amended.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	March 31, 2006	December 31, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$1,710	$3,730
Receivables, net	95,000	89,960
Inventories	160,670	148,450
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets	7,450	7,050
Assets of discontinued operations held for sale	48,730	46,730

Total current assets	333,680	316,040
Property and equipment, net	162,800	164,250
Goodwill	645,530	644,780
Other intangibles, net	251,430	255,220
Other assets	46,700	48,220

Total assets	$1,440,140	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$8,560	$13,820
Accounts payable	125,790	111,250
Accrued liabilities	65,830	62,800
Due to Metaldyne	4,840	4,850
Liabilities of discontinued operations	37,270	38,410

Total current liabilities	242,290	231,130
Long-term debt	710,780	713,860
Deferred income taxes	95,570	95,980
Other long-term liabilities	34,230	34,760
Due to Metaldyne	3,480	3,480

Total liabilities	1,086,350	1,079,210

Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	397,400	396,980
Accumulated deficit	(82,710)	(86,310)
Accumulated other comprehensive income	38,900	38,430

Total shareholders' equity	353,790	349,300

Total liabilities and shareholders' equity	$1,440,140	$1,428,510

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for per share amounts)

	For the Three Months Ended March 31,
	2006	2005
	(restated)
Net sales	$273,030	$259,970
Cost of sales	(199,690)	(194,970)

Gross profit	73,340	65,000
Selling, general and administrative expenses	(44,500)	(40,130)
Gain (loss) on dispositions of property and equipment	(180)	170

Operating profit	28,660	25,040

Other expense, net:
Interest expense	(19,920)	(18,240)
Other, net	(780)	(1,090)

Other expense, net	(20,700)	(19,330)

Income from continuing operations before income tax expense	7,960	5,710
Income tax expense	(3,020)	(2,110)

Income from continuing operations	4,940	3,600
Loss from discontinued operations, net of income tax benefit	(1,340)	(1,090)

Net income	$3,600	$2,510

Earnings (loss) per share—basic:
Continuing operations	$0.25	$0.18
Discontinued operations, net of income tax benefit	(0.07)	(0.05)

Net income per share	$0.18	$0.13

Weighted average common shares—basic	20,010,000	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$0.24	$0.17
Discontinued operations, net of income tax benefit	(0.07)	(0.05)

Net income per share	$0.17	$0.12

Weighted average common shares—diluted	20,760,000	20,760,000

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	For the Three Months Ended March 31,
	2006	2005
	(restated)
Cash Flows from Operating Activities:
Net income	$3,600	$2,510
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Gain) loss on dispositions of property and equipment	100	(240)
Depreciation and amortization	9,930	10,510
Amortization of debt issue costs	1,360	1,230
Deferred income taxes	(240)	—
Non-cash compensation expense	420	80
Net proceeds from sale of receivables and receivables securitization	25,120	26,560
Increase in receivables	(29,630)	(60,540)
(Increase) decrease in inventories	(14,490)	3,440
Decrease in prepaid expenses and other assets	200	860
Increase in accounts payable and accrued liabilities	14,320	3,820
Other, net	320	420

Net cash provided by (used for) operating activities	11,010	(11,350)

Cash Flows from Investing Activities:
Capital expenditures	(5,290)	(4,550)
Proceeds from sales of fixed assets	640	940

Net cash used for investing activities	(4,650)	(3,610)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(700)	(720)
Proceeds from borrowings on revolving credit facilities	167,710	286,810
Repayments of borrowings on revolving credit facilities	(175,390)	(270,200)
Payments on notes payable	—	(100)

Net cash provided by (used for) financing activities	(8,380)	15,790

Cash and Cash Equivalents:
Increase (decrease) for the period	(2,020)	830
At beginning of period	3,730	3,090

At end of period	$1,710	$3,920

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,280	$5,780

Cash paid for taxes	$4,930	$3,600

The accompanying notes are an integral part of these consolidated financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

For the Three Months Ended March 31, 2006

(Unaudited and restated—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income (loss):
Net income	—	—	3,600	—	3,600
Foreign currency translation	—	—	—	470	470

Total comprehensive income					4,070
Non-cash compensation expense	—	420	—	—	420

Balances, March 31, 2006	$200	$397,400	$(82,710)	$38,900	$353,790

The accompanying notes are an integral part of these consolidated financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses' product line offerings by industry, end customer markets and related channels of distribution. Prior period segment information has been revised to conform to the current structure and presentation.

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

        During the fourth quarter of 2005, the Company committed to a plan to sell our industrial fastening business. The industrial fastening business was a part of our former Fastening Systems segment and consists of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. Our industrial fasteners business is presented as discontinued operations and assets held for sale. See Note 3, "Discontinued Operations and Assets Held for Sale."

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain ball adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2005 Annual Report on Form 10-K.

2.     Restatement

        On January 11, 2007, management and the Audit Committee of the Board of Directors decided to restate the Company's unaudited consolidated financial statements for the three months ended

March 31, 2006 to reflect a reduction in estimated useful lives assigned to certain of its customer relationship intangibles as of January 1, 2006.

        During 2006 the Company re-evaluated the expected economic lives of its customer relationship intangibles as a result of risks associated with lower cost competitors and the anticipated impacts of global sourcing and international expansion of our businesses. In management's judgment, these trends will result in the increased probability of more and different competitors in future years that may reduce the period of expected future benefit derived from these customer relationship intangibles. Accordingly, the Company decided to reduce the estimated useful lives assigned to certain of its customer relationship intangibles as of January 1, 2006, as follows: 40 years to 25 or 20 years, 25 years to 20 years, and 15 years to 12 years.

        As a result, the Company has restated its unaudited financial statements for the three months ended March 31, 2006 to record approximately $0.6 million of additional amortization expense, respectively, with a corresponding reduction in Other intangibles, net, in the accompanying consolidated balance sheet. The table below sets forth the line items from the statement of operations and balance sheet impacted by these changes as previously reported and on a restated basis. The Supplemental Guarantor Condensed Consolidated Financial Information presented in Note 15 has been similarly restated, with all related impacts affecting Guarantor-reported amounts only.

	Three Months Ended March 31, 2006
	As reported	As restated
	(in thousands, except for per share amounts)
Selling, general and administrative expenses	$(44,050)	$(44,500)
Operating profit	29,260	28,660
Income from continuing operations before income taxes	8,560	7,960
Income tax expense	(3,250)	(3,020)
Income from continuing operations	5,310	4,940
Net income	$3,980	$3,600
Earnings (loss) per share—basic:
Continuing operations	$0.27	$0.25
Net income	$0.20	$0.18
Weighted average common shares	20,010,000	20,010,000
Earnings (loss) per share—diluted:
Continuing operations	$0.26	$0.24
Net income	$0.19	$0.17
Weighted average common shares	20,760,000	20,760,000

	At March 31, 2006
	As reported	As restated
	(in thousands, except for per share amounts)
Other intangibles, net	$252,060	$251,430
Total assets	$1,440,770	$1,440,140
Deferred income taxes	$95,820	$95,570
Total liabilities	$1,086,600	$1,086,350
Accumulated deficit	$(82,330)	$(82,710)
Total shareholders' equity	$354,170	$353,790

3.     Discontinued Operations and Assets Held for Sale

        In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company's industrial fasteners business. Accordingly, our industrial fasteners business is reported as discontinued operations. In addition, in the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. Because subsequent quarterly reports on Form 10-Q have been filed which present the results of the asphalt-coated paper line of business as discontinued operations, the Company has reclassified this business' financial data as part of discontinued operations in this Form 10-Q/A.

        Results of discontinued operations are summarized as follows:

	For the Three Months Ended March 31,
	2006	2005
	(in thousands)
Net Sales	$25,720	$32,780

Loss from discontinued operations before income tax benefit	$(2,190)	$(1,790)
Income tax benefit	850	700

Loss from discontinued operations, net of income tax benefit	$(1,340)	$(1,090)

        Assets and liabilities of the discontinued operations are summarized as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Receivables, net	$13,960	$14,500
Inventories, net	24,960	22,690
Prepaid expenses and other assets	2,010	1,990
Property and equipment, net	7,800	7,550

Total assets	$48,730	$46,730

Accounts payable	$12,060	$14,080
Accrued liabilities and other	25,210	24,330

Total liabilities	$37,270	$38,410

4.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Packaging Systems	Recreational Accessories	RV & Trailer Products	Energy Products	Industrial Specialties Group	Total
	(in thousands)
Balance, December 31, 2005	$179,350	$153,790	$203,720	$45,200	$62,720	$644,780
Foreign currency translation	940	(130)	(40)	(20)	—	750

Balance, March 31, 2006	$180,290	$153,660	$203,680	$45,180	$62,720	$645,530

        Effective January 1, 2006, the Company reduced estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years and 15 years to 12 years. The Company determined that a reduction in estimated useful lives assigned to certain customer relationship intangibles was warranted as of that date to reflect its updated evaluation of the period of expected future benefit related to these customer relationship intangibles. In 2005 and prior years, the Company amortized its other intangibles over periods ranging from 1 to 40 years.

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2006 and December 31, 2005 are summarized below.

	As of March 31, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(restated)	(restated)
	(in thousands)
Customer relationships:
6 - 12 years	$26,500	$(14,000)	$26,500	$(13,330)
15 - 25 years	171,900	(33,670)	104,360	(22,660)
40 years	—	—	67,580	(8,600)

Total customer relationships	198,400	(47,670)	198,440	(44,590)

Technology and other:
1 - 15 years	25,900	(14,350)	25,900	(13,790)
17 - 30 years	39,590	(9,320)	39,300	(8,950)

Total technology and other	65,490	(23,670)	65,200	(22,740)

Trademark/Trade names	63,320	(4,440)	63,350	(4,440)

	$327,210	$(75,780)	$326,990	$(71,770)

        Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $3.0 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5.     Accounts Receivable Securitization

        As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.9 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company's funding under the facility was approximately $59.6 million and $37.3 million, respectively, with an additional $4.7 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $68.6 million and $65.3 million at March 31, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

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

        In the three months ended March 31, 2006 the Company sold an undivided interest in approximately $2.8 million of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.6%. Costs associated with these transactions are included in other, net in the accompanying statement of operations.

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

6.     Inventories

        Inventories consist of the following components:

	March 31, 2006	December 31, 2005
	(in thousands)
Finished goods	$75,580	$69,080
Work in process	22,080	19,300
Raw materials	63,010	60,070

Total inventories	$160,670	$148,450

7.     Property and Equipment, Net

        Property and equipment consists of the following components:

	March 31, 2006	December 31, 2005
	(in thousands)
Land and land improvements	$3,350	$3,610
Buildings	43,790	44,440
Machinery and equipment	210,840	206,090

	257,980	254,140
Less: Accumulated depreciation	95,180	89,890

Property and equipment, net	$162,800	$164,250

        Depreciation expense was approximately $5.9 million and $5.8 million for the three months ended March 31, 2006 and 2005, respectively.

8.     Long-term Debt

        The Company's long-term debt consists of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Bank debt	$257,610	$260,350
Non-U.S. bank debt	25,320	30,960
9 7/8% subordinated notes, due June 2012	436,410	436,370

	719,340	727,680
Less: Current maturities, long-term debt	8,560	13,820

Long-term debt	$710,780	$713,860

Bank Debt

        The Company is a party to a credit facility ("Credit Facility") with a group of banks consisting of a $335.0 million term loan which matures December 31, 2009. In addition to the term loan, the Credit Facility includes an uncommitted incremental term loan of $125.0 million and a senior revolving credit facility of up to $150.0 million, including up to $100.0 million for one or more permitted acquisitions, which matures December 31, 2007. As of March 31, 2006 and December 31, 2005, $257.6 million and $260.4 million, respectively, were outstanding. The Credit Facility allows the Company to issue letters of credit, not to exceed $45.0 million in aggregate, against revolving credit facility commitments. At March 31, 2006 and December 31, 2005, the Company had letters of credit of approximately $44.4 million and $43.7 million, respectively, issued and outstanding. The effective interest rate on Credit Facility borrowings was 8.39% and 8.03% at March 31, 2006 and December 31, 2005, respectively.

        The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $787.5 million and $757.5 million at March 31, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 15. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2006.

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

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Three months ended March 31, 2006	19,416	1,105	1,469	30	$11,792	$1,404,966

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

11.   Segment Information

        TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is separately managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses' product line offerings by industry, end customer markets, and related channels of distribution. Prior period segment information has been revised to conform to the current structure and presentation. TriMas has five operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

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

        Segment activity is as follows:

	For the Three Months Ended March 31,
	2006	2005
	(restated)
	(in thousands)
Net Sales
Packaging Systems	$51,100	$47,200
Recreational Accessories	81,680	84,810
RV & Trailer Products	55,860	55,840
Energy Products	39,950	33,590
Industrial Specialties	44,440	38,530

Total	$273,030	$259,970

Operating Profit
Packaging Systems	8,190	$7,450
Recreational Accessories	4,140	3,800
RV & Trailer Products	8,260	8,480
Energy Products	5,920	5,030
Industrial Specialties	8,410	5,910
Corporate expenses and management fees	(6,260)	(5,630)

Total	$28,660	$25,040

Adjusted EBITDA:
Packaging Systems	$11,740	$10,150
Recreational Accessories	$6,870	6,480
RV & Trailer Products	$10,090	10,400
Energy Products	$6,540	5,660
Industrial Specialties	$9,810	7,170
Corporate expenses and management fees	$(7,250)	(6,350)

Subtotal from continuing operations	$37,800	$33,510

Discontinued operations	$(2,180)	$(840)

Total	$35,620	$32,670

        The following is a reconciliation of our Adjusted EBITDA to net income (loss):

	For the Three Months Ended
	2006	2005
	(restated)
	(in thousands)
Net income (loss)	$3,600	$2,510
Income tax expense (benefit)(1)	2,170	1,410
Interest expense	19,920	18,240
Depreciation and amortization(2)	9,930	10,510

Adjusted EBITDA	$35,620	$32,670

(1)
Included add-back of income tax benefit of $0.9 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively, related to discontinued operations. See Note 3 "Discontinued Operations Assets Held for Sale."

(2)
Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

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

        The Company has adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The MPA method requires the Company to record expense for unvested stock options that were valued at fair value and awarded prior to January 1, 2006, and does not require restatement of prior-year information. Prior to adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees."

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

For the Three Months Ended March 31, 2005
(in thousands, except per share amounts)
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

13.   Earnings per Share

        The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2006 and 2005, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share. At March 31, 2006, this warrant has not been exercised. Options to purchase approximately 1,944,956 and 1,885,572 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

14.   Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(in thousands)
Service costs	$160	$150	$20	$20
Interest costs	400	420	130	90
Expected return on plan assets	(460)	(460)	—	—
Amortization of net loss	130	90	30	20

Net periodic benefit cost	$230	$200	$180	$130

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of March 31, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$(1,000)	$2,710	$—	$1,710
Trade receivables, net	—	73,820	21,180	—	95,000
Receivables, intercompany	—	—	80	(80)	—
Inventories, net	—	142,770	17,900	—	160,670
Deferred income taxes	—	19,610	510	—	20,120
Prepaid expenses and other current assets	—	6,310	1,140	—	7,450
Assets of discontinued operations held for sale	—	48,730	—	—	48,730

Total current assets	—	290,240	43,520	(80)	333,680
Investments in subsidiaries	787,450	157,440	—	(944,890)	—
Property and equipment, net	—	112,110	50,690	—	162,800
Goodwill	—	538,160	107,370	—	645,530
Intangibles and other assets	15,480	266,170	19,770	(3,290)	298,130

Total assets	$802,930	$1,364,120	$221,350	$(948,260)	$1,440,140

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$6,410	$2,150	$—	$8,560
Accounts payable, trade	—	107,270	18,520	—	125,790
Accounts payable, intercompany	—	80	—	(80)	—
Accrued liabilities	12,730	48,080	5,020	—	65,830
Due to Metaldyne	—	4,840	—	—	4,840
Liabilities of discontinued operations	—	37,270	—	—	37,270

Total current liabilities	12,730	203,950	25,690	(80)	242,290
Long-term debt	436,410	251,200	23,170	—	710,780
Deferred income taxes	—	83,840	15,020	(3,290)	95,570
Other long-term liabilities	—	34,200	30	—	34,230
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	449,140	576,670	63,910	(3,370)	1,086,350

Total shareholders' equity	353,790	787,450	157,440	(944,890)	353,790

Total liabilities and shareholders' equity	$802,930	$1,364,120	$221,350	$(948,260)	$1,440,140

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(in thousands)

	As of December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Trade receivables, net	—	77,000	12,960	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,080	17,370	—	148,450
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets		6,160	890		7,050
Assets of discontinued operations held for sale	—	46,730	—	—	46,730

Total current assets	—	280,930	35,620	(510)	316,040
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,180	51,070	—	164,250
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440

Total assets	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$11,230	$—	$13,820
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne		4,850			4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410

Total current liabilities	1,920	184,360	45,360	(510)	231,130
Long-term debt	436,370	257,770	19,720	—	713,860
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	438,290	578,820	80,070	(17,970)	1,079,210

Total shareholders' equity	349,300	757,450	133,230	(890,680)	349,300

Total liabilities and shareholders' equity	$787,590	$1,336,270	$213,300	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(in thousands)

	For the Three Months Ended March 31, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$241,970	$44,240	$(13,180)	$273,030
Cost of sales	—	(177,840)	(35,030)	13,180	(199,690)

Gross profit	—	64,130	9,210	—	73,340
Selling, general and administrative expenses	—	(39,320)	(5,180)	—	(44,500)
Gain (loss) on dispositions of property and equipment	—	(180)	—	—	(180)

Operating profit	—	24,630	4,030	—	28,660
Other income (expense), net:
Interest expense	(10,690)	(8,110)	(1,120)	—	(19,920)
Other income (expense), net	1,770	(2,800)	250	—	(780)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,920)	13,720	3,160	—	7,960
Income tax (expense) benefit	3,290	(5,070)	(1,240)	—	(3,020)
Equity in net income (loss) of subsidiaries	9,230	1,920	—	(11,150)	—

Income (loss) from continuing operations	3,600	10,570	1,920	(11,150)	4,940
Loss from discontinued operations		(1,340)	—	—	(1,340)

Net income (loss)	$3,600	$9,230	$1,920	$(11,150)	$3,600

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(in thousands)

	For the Three Months Ended March 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$222,800	$41,840	$(4,670)	$259,970
Cost of sales	—	(168,610)	(31,030)	4,670	(194,970)

Gross profit	—	54,190	10,810	—	65,000
Selling, general and administrative expenses	—	(33,080)	(7,250)	—	(40,130)
Gain (loss) on dispositions of property and equipment	—	180	(10)	—	170

Operating profit	—	21,490	3,550	—	25,040
Other income (expense), net:
Interest expense	(10,580)	(6,940)	(820)	100	(18,240)
Other income (expense), net	870	(1,710)	(150)	(100)	(1,090)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(9,710)	12,840	2,580	—	5,710
Income tax (expense) benefit	3,680	(5,120)	(670)	—	(2,110)
Equity in net income (loss) of subsidiaries	8,540	1,910	—	(10,450)	—

Income (loss) from continuing operations	2,510	9,630	1,910	(10,450)	3,600
Loss from discontinued operations	—	(1,090)	—	—	(1,090)

Net income (loss)	$2,510	$8,540	$1,910	$(10,450)	$2,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2006 (restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$(1,450)	$12,460	$—	$11,010

Cash Flows from Investing Activities:
Capital expenditures	—	(4,280)	(1,010)	—	(5,290)
Proceeds from sales of fixed assets	—	640	—	—	640

Net cash used for investing activities	—	(3,640)	(1,010)	—	(4,650)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(650)	(50)	—	(700)
Proceeds from borrowings on revolving credit facilities	—	167,710	—	—	167,710
Repayments of borrowings on revolving credit facilities	—	(175,390)	—	—	(175,390)
Intercompany transfers (to) from subsidiaries	—	12,170	(12,170)	—	—

Net cash used for financing activities	—	3,840	(12,220)	—	(8,380)

Cash and Cash Equivalents:
Increase for the period	—	(1,250)	(770)	—	(2,020)
At beginning of period	—	250	3,480	—	3,730

At end of period	$—	$(1,000)	$2,710	$—	$1,710

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

        Our results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in our Recreational Accessories and RV & Trailer Products businesses as well. Sales of towing and trailer products within these business segments are generally stronger in the second and third quarters as trailer OEMs, distributors and retailers acquire product for the spring/summer selling season. No other business segment experiences significant seasonal fluctuation in its business operations. We do not consider order backlog to be a material factor in our businesses. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

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

        The Company reports shipping and handling expenses associated with Recreational Accessories' sales distribution network as an element of selling, general and administrative expenses in its consolidated statement of operations. As such, gross margins for the Recreational Accessories segment may not be comparable to other companies which include all costs related to their distribution network in cost of sales.

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

        Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although our consolidation, restructuring and integration efforts are continuing and driven in part by our acquisition activity, our management eliminates these costs to evaluate underlying business performance. Caution must be exercised in eliminating these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

  •
  it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and;

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

        For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income and cash flows from operating activities for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
	(restated)
	(in thousands)
Net income	$3,600	$2,510
Income tax expense(1)	2,170	1,410
Interest expense	19,920	18,240
Depreciation and amortization(2)	9,930	10,510

Adjusted EBITDA	35,620	32,670
Interest paid	(5,280)	(5,780)
Taxes paid	(4,930)	(3,600)
(Gain) loss on disposition of plant and equipment	100	(240)
Receivables sales and securitization, net	25,120	26,560
Net change in working capital	(39,620)	(60,960)

Cash flows provided by (used for) operating activities	$11,010	$(11,350)

(1)
Includes add-back of income tax benefit of $0.9 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively, related to discontinued operations. See Note 3 "Discontinued Operations Assets Held for Sale."

(2)
Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

        The following details certain items relating to our consolidation, restructuring and integration efforts not eliminated in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Facility and business consolidation costs(a)	$20	$—
Business unit restructuring costs(b)	90	280
Acquisition integration costs(c)	290	—

	$400	$280

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five operating segments for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended March 31,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(restated)	(restated)
	(in thousands)
Net Sales:
Packaging Systems	$51,100	18.7%	$47,200	18.2%
Recreational Accessories	81,680	29.9%	84,810	32.6%
RV & Trailer Products	55,860	20.5%	55,840	21.5%
Energy Products	39,950	14.6%	33,590	12.9%
Industrial Specialties	44,440	16.3%	38,530	14.8%

Total	$273,030	100.0%	$259,970	100.0%

Gross Profit:
Packaging Systems	$14,500	28.4%	$13,720	29.1%
Recreational Accessories	20,210	24.7%	18,140	21.4%
RV & Trailer Products	13,640	24.4%	13,760	24.6%
Energy Products	12,190	30.5%	9,770	29.1%
Industrial Specialties	12,800	28.8%	9,610	24.9%
Corporate expenses and management fees	—	N/A	—	N/A

Total	$73,340	26.9%	$65,000	25.0%

Selling, General and Administrative:
Packaging Systems	$6,340	12.4%	$6,300	13.3%
Recreational Accessories	16,040	19.6%	14,520	17.1%
RV & Trailer Products	5,420	9.7%	5,300	9.5%
Energy Products	6,120	15.3%	4,730	14.1%
Industrial Specialties	4,320	9.7%	3,660	9.5%
Corporate expenses and management fees	6,260	N/A	5,620	N/A

Total	$44,500	16.3%	$40,130	15.4%

Operating Profit:
Packaging Systems	$8,190	16.0%	$7,450	15.8%
Recreational Accessories	4,140	5.1%	3,800	4.5%
RV & Trailer Products	8,260	14.8%	8,480	15.2%
Energy Products	5,920	14.8%	5,030	15.0%
Industrial Specialties	8,410	18.9%	5,910	15.3%
Corporate expenses and management fees	(6,260)	N/A	(5,630)	N/A

Total	$28,660	10.5%	$25,040	9.6%

Adjusted EBITDA:
Packaging Systems	$11,740	23.0%	$10,150	21.5%
Recreational Accessories	6,870	8.4%	6,480	7.6%
RV & Trailer Products	10,090	18.1%	10,400	18.6%
Energy Products	6,540	16.4%	5,660	16.9%
Industrial Specialties	9,810	22.1%	7,170	18.6%
Corporate expenses and management fees	(7,250)	N/A	(6,350)	N/A

Subtotal from continuing operations	$37,800	13.8%	$33,510	12.9%

Discontinued operations	(2,180)	N/A	(840)	N/A

Total	$35,620	13.0%	$32,670	12.6%

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

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

        Net sales increased $13.1 million, or approximately 5.0%, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005. Overall, net sales in the first quarter 2006 were negatively impacted approximately $0.8 million versus the first quarter 2005 due to currency exchange as our reported results in U.S. dollars were impacted as a result of weaker foreign currencies. Packaging Systems' net sales increased $3.9 million from $47.2 million to $51.1 million, or approximately 8.3%, for the three months ended March 31, 2006 as compared with the three months ended March 31, 2005, mainly as a result of sales increases of core industrial closure products and specialty dispensing products. Transportation Accessories' net sales decreased $3.1 million from $84.8 million in the three months ended March 31, 2005 to $81.7 million in the three months ended March 31, 2006 principally as a result of reduced sales activity in our towing products business' early order program. Net sales within RV & Trailer Products were $55.9 million in first quarter 2006 and approximately flat compared to the year ago period as lower sales demand in the agricultural and industrial markets was approximately offset by stronger demand in the horse/livestock and OE automotive market sectors. Net sales within Energy Products increased $6.4 million or 19.0%, to $40.0 million in the three months ended March 31, 2006 from $33.6 million in the comparable year ago period as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $5.9 million, or approximately 15.3%, to $44.4 million for the first quarter of 2006 from $38.5 million in the first quarter of 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinder businesses.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.9% and 24.8% for the three months ended March 31, 2006 and 2005, respectively. Packaging Systems' gross profit margin increased slightly from the year ago period from approximately 27.9% for the three months ended March 31, 2005 to 28.4% for the three months ended March 31, 2006. Transportation Accessories' gross profit margin increased to 24.7% in the first quarter of 2006 from 21.4% in the first quarter of 2005. The increase between years is due primarily to improved material margin ($1.3 million) and higher productivity levels at our Goshen, Indiana manufacturing facility. RV & Trailer Products' gross profit margin was essentially flat at 24.4% and 24.6% for the three months ended March 31, 2006 and 2005, respectively. Energy Products' gross profit margin increased to 30.5% in the first quarter 2006 compared to 29.1% in first quarter 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the first quarter of 2006 to 28.8% compared to 24.9% in the first quarter of 2005 due generally to the higher sales volumes between years as well as greater sales of high margin aerospace fasteners.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.5% and 9.6% for the three months ended March 31, 2006 and 2005, respectively. Packaging Systems' operating profit margin was 15.8% and 14.9% in the three months ended March 31, 2006 and 2005, respectively. Operating profit increased $0.8 million for the first quarter of 2006 as compared with the first quarter of 2005 as the decline in gross profit margin was more than offset by gross profit earned on increased sales and reduced spending on selling, general and administrative activities between years. Recreational Accessories' operating profit margin was 5.1% and 4.5% in the quarter ended March 31, 2006 and 2005, respectively. Operating profit increased net $0.3 million to $4.1 million for the three months ended March 31, 2006 as compared to $3.8 million in the first quarter of 2005. The improvment in gross profit was in part offset by $1.5 million higher selling, general and administrative expenses related principally to increased promotional spending to support greater retail channel sales activity. RV & Trailer Products' operating profit margin was 14.8% and 15.2% for the three months ended March 31, 2006 and 2005, respectively, as cost savings initiatives approximately offset increased transportation costs and slightly higher employee benefit costs. Energy Products' operating profit margin was 14.8% and 15.0% for the quarter ended March 31, 2006 and 2005, respectively. Operating profit improved $0.9 million in the first quarter of 2006 compared to the year ago period as increased margins earned on higher sales levels were partially offset by higher selling, general and administrative expenses, principally increased asbestos litigation defense costs. Industrial Specialties' operating profit margin was 18.9% and 15.3% for the quarter ended March 31, 2006 and 2005, respectively. Operating profit increased $2.5 million in the first quarter of 2006 compared to the year ago period primarily as a result of increased sales levels across all businesses in this segment, proportionately greater sales of higher margin aerospace fasteners, and reduced variable and fixed overhead spending as a percentage of sales.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.8% and 12.9% for the three months ended March 31, 2006 and 2005, respectively. Adjusted EBITDA increased $4.3 million for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, largely consistent with the improvement in operating profit between years. Adjusted EBITDA in the three months ended March 31, 2006 also benefited from a $0.6 million greater add-back of depreciation and amortization expense as compared to the three months ended March 31, 2005.

        Packaging Systems.    Net sales increased $3.9million, or approximately 8.3% to $51.1 million for the quarter ended March 31, 2006 compared to $49.6 million for the quarter ended March 31, 2005. Net sales in the first quarter 2006 were negatively impacted approximately $1.1 million versus the first quarter 2005 due to currency exchange as our reported results in U.S. dollars were impacted as a result of weaker foreign currencies. Overall, the $3.9 million increase in sales is a result of strong demand for our products in the general industrial, commercial construction and metal building markets due to overall economic expansion and new products. Of the increase in sales, approximately $1.8 million was due to increased sales of specialty tapes, laminates and insulation products, $1.5 million was due to increased sales of industrial closures, rings and levers, and $0.6 million was due to higher sales of new consumer-oriented specialty dispensing products.

        Packaging Systems' gross profit increased approximately $0.7 million to $14.5 million for the three months ended March 31, 2006, from $13.8 million in the comparable period a year ago. Gross profit margins were 28.4% and 27.9% for the three months ended March 31, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels.

        Packaging Systems' selling, general and administrative costs were approximately flat at $6.3 million, or 12.4% of sales, during the quarter ended March 31, 2006 as compared to $6.5 million, or 13.0% of sales, in the first quarter of 2005. Variable and fixed selling expenses increased $0.1 million as Packaging Systems was able to increase in sales without a ratable increase in variable spending, while general and administrative expense decreased $0.4 million between years primarily as a result of costs incurred in first quarter 2005 related to completion of Compac's facilities consolidation that did not recur in first quarter 2006.

        Overall, Packaging Systems' operating profit increased $0.8 million to $8.2 million, or 16.0% of sales, from $7.4 million, or 14.9% of sales, in the comparable period a year ago. Of this amount, approximately $0.6 million is due to increased sales levels between years, $0.3 million is due to costs associated with facility consolidation that did not recur in the current quarter, with the remaining improvement resulting from lower selling costs as a percentage of sales.

        Packaging Systems' Adjusted EBITDA increased $1.6 million to $11.7 million, or 23.0% of sales, for the three months ended March 31, 2006 from $10.1 million, or 21.5% of sales, for the three months ended March 31, 2005, largely consistent with the improvement in operating profit between years. Adjusted EBITDA in the three months ended March 31, 2006 also benefited from a $0.4 million greater add-back of depreciation and amortization expense and a $0.2 million gain on foreign currency transactions as compared to the three months ended March 31, 2005, which included a $0.2 million loss on foreign currency transaction.

        Recreational Accessories.    Net sales decreased $3.1 million, or approximately 3.7%, to $81.7 million for the quarter ended March 31, 2006 compared to $84.8 million for the first quarter of 2005. Net sales in first quarter 2006 were positively impacted approximately $0.8 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was due to reduced levels of activity in our towing products business' early order incentive program, offset in part by $4.5 million higher sales to our retail channel customers.

        Recreational Accessories' gross profit increased $2.1 million to $20.2 million, or 24.7% of net sales, for the quarter ended March 31, 2006 from approximately $18.1 million, or 21.4% of net sales, in the first quarter of 2005. Of this increase in gross profit, we estimate $1.2 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by increased productivity at our Goshen, Indiana manufacturing facility and savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

        Recreational Accessories' selling, general and administrative expenses increased approximately $1.5 million to $16.0 million or 19.6% of net sales during the first quarter 2006 from $14.5 million or 17.1% of net sales in the first quarter of 2005, due to increased promotion costs associated with higher retail channel activity and costs associated with closure of our Sheffield operations.

        Overall, Recreational Accessories' operating profit increased $0.3 million to approximately $4.1 million, or 5.1% of net sales, in the first quarter of 2006 from $3.8 million, or 4.5% of net sales, in the first quarter of 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to increased promotion expense to support retail channel activity.

        Recreational Accessories' Adjusted EBITDA increased $0.4 million to $6.9 million, or 8.4% of sales, for the three months ended March 31, 2006 from $6.5 million, or 7.6% of sales, for the three months ended March 31, 2005 consistent with the improvement in operating profit between years.

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

        RV & Trailer Products' gross profit decreased slightly to $13.6 million, or 24.4% of net sales, for the quarter ended March 31, 2006 from approximately $13.8 million, or 24.6% of net sales, in the first quarter of 2005. Lower gross profit due to sales mix and sales incentives were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005.

        RV & Trailer Products' selling, general and administrative expenses were approximately flat at $5.4 million and $5.3 million for the three months ended March 31, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expense as a percent of sales were 9.7% and 9.5% in the first quarter of 2006 and 2005, respectively.

        Overall, RV & Trailer Products' operating profit declined $0.2 million, from approximately $8.5 million, or 15.2% of net sales, in the first quarter of 2005 to $8.3 million, or 14.8% of net sales, in the first quarter of 2006. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall and marginally higher selling, general and administrative expenses.

        RV & Trailer Products' Adjusted EBITDA decreased $0.3 million to $10.1 million, or 18.1% of sales, for the three months ended March 31, 2006 from $10.4 million, or 18.6% of sales, for the three months ended March 31, 2005, consistent with the decline in operating profit between years.

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

        Energy Products' Adjusted EBITDA increased $0.8 million to $6.5 million, or 16.4% of sales, for the three months ended March 31, 2006 from $5.7 million or 16.9% of sales for the three months ended March 31, 2005, consistent with the improvement in operating profit between years.

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

        Industrial Specialties' Adjusted EBITDA increased $2.6 million to $9.8 million, or 22.1% of sales, for the three months ended March 31, 2006 from $7.2 million, or 18.6% of sales, for the three months ended March 31, 2005, consistent with the improvement in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Corporate operating expenses	$2.8	$2.5
Employee costs and related benefits	2.4	1.9
Management fees and expenses	1.1	1.1

Corporate expenses and management fees—operating profit	$6.3	$5.6
Receivables sales and securitization expenses	1.1	0.9
Depreciation	(0.1)	(0.1)
Other, net	—	—

Corporate expenses and management fees—Adjusted EBITDA	$7.3	$6.4

        Corporate office expenses and management fees increased approximately $0.7 million to $6.3 million for the three months ended March 31, 2006 from $5.6 million for the three months ended March 31, 2005. The increase between years is due to increased accounting and audit costs of $0.5 million; increased costs associated with the Company's self-insured programs of $0.2 million; and increased employee compensation costs of $0.3 million as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation."

        Interest Expense.    Interest expense increased approximately $1.7 million to $19.9 million for the three months ended March 31, 2006 as compared to $18.2 million for the three months ended March 31, 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings from approximately 6.1% during the first quarter 2005 to approximately 8.1% during first quarter 2006, offset in part by a reduction in weighted average borrowings from approximately $375 million during first quarter 2005 to approximately $335 million in first quarter 2006.

        Other Expense, Net.    During the three months ended March 31, 2006, other, net decreased $0.3 million to $0.8 million as compared to $1.1 million for the three months ended March 31, 2005. In first quarter 2006, $1.1 million of expenses incurred in connection with use of the Company's receivables securitization facility and sales of receivables to fund working capital needs, were partially offset by gains on transaction denominated in foreign currencies of approximately $0.3 million. In first quarter 2005, we incurred $0.9 million of expenses in connection with use of the receivables securitization facility and sales of receivables to fund working capital needs and $0.2 million of losses on transactions denominated in foreign currencies.

        Income Taxes.    The effective income tax rates for the three months ended March 31, 2006 and 2005 were 38.0% and 36.8%, respectively.

        Discontinued Operations.    In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment, and reclassified the business as discontinued operations for the three months ended March 31, 2006 and 2005. In the first quarter 2006, the loss from discontinued operations, net of income tax benefit was $1.3 million compared to a loss from discontinued operations of $1.1 million in the same period a year ago. See Note 3 to our consolidated financial statements in Part I, Item 1 of this Amendment No. 1 on Form 10-Q/A.

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

        The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement in effect on June 6, 2002 for the twelve month period ended March 31, 2006.

		Less:	Add:
	Year Ended December 31, 2005	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006	Twelve Months Ended March 31, 2006
	(dollars in thousands)
Net income (loss), as reported	$(45,880)	$2,510	$3,600	$(44,790)
Bank stipulated adjustments:
Interest expense, net (as defined)	75,510	18,240	19,920	77,190
Income tax expense (benefit)(1)	(30,830)	1,410	2,170	(30,070)
Depreciation and amortization	41,140	10,510	9,930	40,560
Extraordinary non-cash charges(2)	73,220	—	—	73,220
Heartland monitoring fee and expenses(3)	4,210	1,130	1,050	4,130
Interest equivalent costs(4)	4,240	690	1,200	4,750
Non-cash expenses related to stock option grants(5)	310	80	420	650
Non-recurring expenses in connection with acquisition integration(6)	2,180	450	290	2,020
Other non-cash expenses or losses	13,950	2,090	1,740	13,600
Non-recurring expenses or costs for cost savings projects(7)	5,740	2,600	180	3,320

Consolidated Bank EBITDA, as defined	$143,790	$39,710	$40,500	$144,580

	March 31, 2006
	(dollars in thousands)
Total long-term debt	$719,328
Aggregate funding under the receivables securitization facility	59,567

Total Consolidated Indebtedness, as defined	$778,895

Consolidated Bank EBITDA, as defined	144,580
Actual leverage ratio	5.39	x

Covenant requirement	5.65	x

(1)
Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)
Non-cash charges associated with asset impairments.

(3)
Represents management fees and expenses paid to Heartland and/or its affiliates pursuant to the Heartland Advisory Agreement.

(4)
Interest-equivalent costs associated with the Company's receivables securitization facility.

(5)
Non-cash expenses resulting from the grant of stock options.

(6)
Non-recurring costs and expenses due to the integration of any business acquired not to exceed $15,000,000 in aggregate.

(7)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $25,000,000 in the aggregate; and non-recurring expenses or similar costs incurred relating to the completion of cost saving initiatives.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8 to the accompanying consolidated financial statements as of March 31, 2006. Based on amounts outstanding at March 31, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.8 million annually.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of March 31, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B, B and CCC+, respectively, each with a negative outlook. As of March 31, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of [B2, B2 and Caa1 respectively, each with a stable outlook. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

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

        Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Effective January 1, 2006, the Company reduced estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years, and 15 years to 12 years. The Company determined that a reduction in estimated useful lives assigned to certain customer relationship intangibles was warranted as of that date to reflect its updated evaluation of the period of expected future benefit related to these customer relationship intangibles. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years. Future changes in our business or the markets for our products could result in further reductions in estimated remaining useful lives for customer relationship intangible assets and other definite-lived intangible assets that might be required to be recorded in future periods. As of January 1, 2004, trademarks and trade names are classified as indefinite-lived intangibles and we have ceased amortization.

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

        Income Taxes.    Income taxes are accounted for using the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109), "Accounting for Income Taxes". Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

        Other Loss Reserves.    We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers' compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items in accordance with Statement of Financial Accounting Standards No. 5, (SFAS No. 5), "Accounting for Contingencies" when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," in the notes to the consolidated financial statements for additional information.

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of disclosure controls and procedures

(a)
As of March 31, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures are ineffective to provide reasonable assurance that they will meet their objectives.

(b)
In connection with management's assessment of our internal controls we, together with our auditors, identified a material weakness in internal control over financial reporting at our industrial fasteners business related to a lack of timely analysis and documentation in support of inventory valuation and related reserve accounts and incomplete analysis of past due customer accounts receivable and related documentation in support of accounts receivable reserves. As a result of the control deficiencies described herein, management concluded that there was a material weakness in disclosure controls and procedures and controls at this business unit related to proper accounting and reporting of inventory valuation and accounts receivable reserve accounts.

(c)
On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three and six months ended March 31, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain our customer relationship intangibles as of January 1, 2006 and to file this Form 10-Q/A for the quarterly period ended March 31, 2006. The restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 entitled, "Restatement" to the accompanying unaudited consolidated financial statements.

(d)
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report (March 31, 2006). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were ineffective to provide reasonable assurance that they will meet their objectives due to the aformentioned material weakness.

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

        While we believe the actions implemented are expected to correct the material weakness identified, this determination can only be substantiated with the passage of time. As more fully discussed in Note 2, the Company's industrial fasteners business is reported as discontinued operations.

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

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Three months ended March 31, 2006	19,416	1,105	1,469	30	$11,792	$1,404,966

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

Items 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
10.18(c)	Stock Purchase Agreement by and among TriMas Company L.L.C. and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.19(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.20(l)	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.21(d)*	Form of Employment Agreement between TriMas Corporation and E.R. "Skip" Autry.
10.22(l)	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.23(l)	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.24(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company L.L.C. dated May 9, 2003.
10.25(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.26(f)	Form of Stock Option Agreement.
10.27(a)*	Annual Value Creation Program.
10.28(a)*	Form of Indemnification Agreement.
10.29(a)*	Form of 2004 Directors' Stock Compensation Plan.
10.30(m)	Separation and Consulting Agreement dated as of May 20, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).

(a)
*    Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).

(b)
Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)
*    Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).

(b)
**  Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).

(c)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).

(d)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(d)
*    Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 9, 2005 (File No. 333-100351).

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

TriMas Corporation (Registrant)
Date: January 17, 2007	By:	/s/ E.R. AUTRY E.R. Autry Chief Financial Officer and Chief Accounting Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity For the Three Months Ended March 31, 2006 (Unaudited and restated—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental Guarantor Condensed Financial Statements Consolidating Balance Sheet (in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Balance Sheet (in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Statement of Cash Flows (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION TRIMAS CORPORATION
  Item 1. Legal Proceedings
  Items 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Items 3. Defaults Upon Senior Securities
  Items 4. Submission of Matters to a Vote of Security Holders
  Items 5. Other Information
  Item 6. Exhibits.
Signature