Form 10-Q/A
period 2006-06-30
TRIMAS CORP
filed 2007-01-17
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

        As of August 14, 2006, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,010,000 shares.

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-Q/A ("Amendment") to amend and restate the financial statements (and make correlated adjustments and provide revised disclosures where appropriate) that were included in our original Quarterly Report on Form 10-Q for the period ended June 30, 2006. On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three and six months ended June 30, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain our customer relationship intangibles as of January 1, 2006 in connection with our response to comments from the Staff of the Securities and Exchange Commission in the course of its review of our registration statement filed on Form S-1.

        This amendment restates the Company's unaudited financial statements for the three and six months ended June 30, 2006 to record approximately $0.6 million and $1.2 million of additional amortization expense, respectively, as a result of our decision to reduce the remaining estimated useful lives assigned to certain customer relationship intangibles. Based on review of historic customer attrition rates, the risks associated with lower cost competitors and anticipated impacts of global sourcing and international expansion of our businesses, we reduced remaining estimated useful lives assigned to certain customer intangibles as of January 1, 2006 to reflect our updated evaluation of the period of expected future benefit related to these customer relationship intangibles. See Item 1, Note 2 to the financial statements included in this Amendment for further discussion of how the Company's statement of operations, for the three and six months ended June 30, 2006 and the balance sheet as of June 30, 2006 are impacted by the restatement.

        For the convenience of the reader, this Amendment sets forth the entire Form 10-Q for the quarterly period ended June 30, 2006. However, this Amendment amends and restates only Items 1, 2 and 4 of Part I of the Form 10-Q. The other Items are not being amended.

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

Part I. Financial Information

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2006	December 31, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$1,400	$3,730
Receivables, net	104,680	89,960
Inventories	157,940	148,450
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets	7,450	7,050
Assets of discontinued operations held for sale	43,290	46,730

Total current assets	334,880	316,040
Property and equipment, net	164,130	164,250
Goodwill	650,650	644,780
Other intangibles, net	247,860	255,220
Other assets	45,700	48,220

Total assets	$1,443,220	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$7,780	$13,820
Accounts payable	114,230	111,250
Accrued liabilities	72,980	62,800
Due to Metaldyne	4,910	4,850
Liabilities of discontinued operations	33,290	38,410

Total current liabilities	233,190	231,130
Long-term debt	713,690	713,860
Deferred income taxes	95,230	95,980
Other long-term liabilities	34,410	34,760
Due to Metaldyne	3,480	3,480

Total liabilities	1,080,000	1,079,210

Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,010,000 shares	200	200
Paid-in capital	397,810	396,980
Accumulated deficit	(80,210)	(86,310)
Accumulated other comprehensive income	45,420	38,430

Total shareholders' equity	363,220	349,300

Total liabilities and shareholders' equity	$1,443,220	$1,428,510

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(restated)		(restated)
Net sales	$279,640	$269,580	$552,670	$529,550
Cost of sales	(204,580)	(201,000)	(404,270)	(395,970)

Gross profit	75,060	68,580	148,400	133,580
Selling, general and administrative expenses	(44,180)	(39,000)	(88,680)	(79,130)
Gain (loss) on dispositions of property and equipment	80	(380)	(100)	(210)

Operating profit	30,960	29,200	59,620	54,240

Other expense, net:
Interest expense	(20,030)	(18,710)	(39,950)	(36,950)
Other, net	(1,140)	(2,760)	(1,920)	(3,850)

Other expense, net	(21,170)	(21,470)	(41,870)	(40,800)

Income from continuing operations before income tax expense	9,790	7,730	17,750	13,440
Income tax expense	(3,250)	(2,830)	(6,280)	(4,930)

Income from continuing operations	6,540	4,900	11,470	8,510
Loss from discontinued operations, net of income tax benefit	(4,030)	(850)	(5,370)	(1,950)

Net income	$2,510	$4,050	$6,100	$6,560

Earnings (loss) per share—basic:
Continuing operations	$0.32	$0.24	$0.57	$0.43
Discontinued operations, net of income tax benefit	(0.20)	(0.04)	(0.27)	(0.10)

Net income per share	$0.12	$0.20	$0.30	$0.33

Weighted average common shares—basic	20,010,000	20,010,000	20,010,000	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$0.31	$0.24	$0.55	$0.41
Discontinued operations, net of income tax benefit	(0.19)	(0.04)	(0.26)	(0.09)

Net income per share	$0.12	$0.20	$0.29	$0.32

Weighted average common shares—diluted	20,760,000	20,760,000	20,760,000	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	(restated)
	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$6,100	$6,560
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	3,130	130
Depreciation and amortization	20,140	21,020
Amortization of debt issue costs	2,710	2,470
Deferred income taxes	(450)	—
Non-cash compensation expense	830	160
Net proceeds from sale of receivables and receivables securitization	18,100	24,440
Payment to Metaldyne to fund contractual liabilities	—	(330)
Increase in receivables	(31,810)	(47,040)
(Increase) decrease in inventories	(7,070)	8,810
(Increase) decrease in prepaid expenses and other assets	(160)	990
Increase (decrease) in accounts payable and accrued liabilities	6,220	(2,530)
Other, net	(400)	(460)

Net cash provided by operating activities	17,340	14,220

Cash Flows from Investing Activities:
Capital expenditures	(14,310)	(9,410)
Proceeds from sales of fixed assets	930	2,320

Net cash used for investing activities	(13,380)	(7,090)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	(1,360)	(1,440)
Proceeds from borrowings on revolving credit facilities	375,990	516,280
Repayments of borrowings on revolving credit facilities	(380,920)	(521,100)
Payments on notes payable	—	(100)

Net cash used for financing activities	(6,290)	(6,360)

Cash and Cash Equivalents:
Increase (decrease) for the period	(2,330)	770
At beginning of period	3,730	3,090

At end of period	$1,400	$3,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,640	$33,760

Cash paid for taxes	$6,730	$5,750

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2006
(Unaudited and restated—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income:
Net income	—	—	6,100	—	6,100
Foreign currency translation	—	—	—	6,990	6,990

Total comprehensive income					13,090
Non-cash compensation expense	—	830	—	—	830

Balances, June 30, 2006	$200	$397,810	$(80,210)	$45,420	$363,220

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

2.     Restatement

        On January 11, 2007, management and the Audit Committee of the Board of Directors decided to restate the Company's unaudited consolidated financial statements for the three and six months ended June 30, 2006 to reflect a reduction in estimated useful lives assigned to certain of its customer relationship intangibles as of January 1, 2006.

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

        As a result, the Company has restated its unaudited financial statements for the three and six months ended June 30, 2006 to record approximately $0.6 million and $1.2 million of additional amortization expense, respectively, with a corresponding reduction in Other intangibles, net, in the accompanying consolidated balance sheet. The table below sets forth the line items from the statement of operations and balance sheet impacted by these changes as previously reported and on a restated basis. The Supplemental Guarantor Condensed Consolidated Financial Information presented in Note 16 has been similarly restated, with all related impacts affecting Guarantor-reported amounts only.

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As reported	As restated	As reported	As restated
	(in thousands, except for per share amounts)
Selling, general and administrative expenses	$(43,610)	$(44,180)	$(87,490)	$(88,680)
Operating profit	31,530	30,960	60,810	59,620
Income from continuing operations before income taxes	10,360	9,790	18,940	17,750
Income tax expense	(3,470)	(3,250)	(6,730)	(6,280)
Income from continuing operations	6,890	6,540	12,210	11,470
Net income	$2,860	$2,510	$6,840	$6,100
Earnings (loss) per share—basic:
Continuing operations	$0.34	$0.32	$0.61	$0.57
Net income	$0.14	$0.12	$0.34	$0.30
Weighted average common shares	20,010,000	20,010,000	20,010,000	20,010,000
Earnings (loss) per share—diluted:
Continuing operations	$0.33	$0.31	$0.59	$0.55
Net income	$0.14	$0.12	$0.33	$0.29
Weighted average common shares	20,760,000	20,760,000	20,760,000	20,760,000
	At June 30, 2006
	As reported	As restated
	(in thousands, except for per share amounts)
Other intangibles, net	$249,050	$247,860
Total assets	$1,444,410	$1,443,220
Deferred income taxes	$95,680	$95,230
Total liabilities	$1,080,450	$1,080,000
Accumulated deficit	$(79,470)	$(80,210)
Total shareholders' equity	$363,960	$363,220

3.     Discontinued Operations and Assets Held for Sale

        In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company's industrial fastener business. Accordingly, our industrial fastener business is reported as discontinued operations for all periods presented. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. Accordingly, the results of our asphalt-coated paper business are reported as discontinued operations for all periods presented. The Company recorded a loss on sale of this business of $1.7 million, net of income tax benefit of $1.4 million.

        Results of discontinued operations are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales	$25,110	$25,050	$50,830	$57,830

Loss from discontinued operations, before income tax benefit	$(6,840)	$(1,400)	$(9,030)	$(3,190)
Income tax benefit	2,810	550	3,660	1,240

Loss from discontinued operations, net of income tax benefit	$(4,030)	$(850)	$(5,370)	$(1,950)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	June 30, 2006	December 31, 2005
	(dollars in thousands)
Receivables, net	$13,490	$14,500
Inventories	20,270	22,690
Prepaid expenses and other assets	2,050	1,990
Property and equipment, net	7,480	7,550

Total assets	$43,290	$46,730

Accounts payable	$10,760	$14,080
Accrued liabilities and other	22,530	24,330

Total liabilities	$33,290	$38,410

4.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Packaging Systems	Energy Products	Industrial Specialties Group	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2005	$179,350	$45,200	$62,720	$203,720	$153,790	$644,780
Foreign currency translation	4,490	210	—	20	1,150	5,870

Balance, June 30, 2006	$183,840	$45,410	$62,720	$203,740	$154,940	$650,650

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

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2006 and December 31, 2005 is summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of June 30, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(restated)	(restated)
	(dollars in thousands)
Customer relationships:
6—12 years	$26,500	$(14,650)	$26,500	$(13,330)
15—25 years	172,440	(36,370)	104,360	(22,660)
40 years	—	—	67,580	(8,600)

Total customer relationships	198,940	(51,020)	198,440	(44,590)

Technology and other:
1—15 years	25,940	(15,050)	25,900	(13,790)
17—30 years	39,700	(9,860)	39,300	(8,950)

Total technology and other	65,640	(24,910)	65,200	(22,740)

Trademark/Trade names (indefinite life)	63,480	(4,270)	63,350	(4,440)

	$328,060	$(80,200)	$326,990	$(71,770)

        Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million, and $2.0 million and $2.4 million for the three and six months ended June 30, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $3.2 million and $2.5 million, and $6.2 million and $5.0 million for the three and six months ended June 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5.    Accounts Receivable Securitization

        TriMas is party to a receivables securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.1 million and $0.8 million, and $2.0 million and $1.4 million for the three and six months ended June 30, 2006 and 2005, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of June 30, 2006 and December 31, 2005, the Company's funding under the facility was approximately $52.0 million and $37.3 million, respectively, with an additional $9.1 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $62.9 million and $65.3 million at June 30, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

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

        In the three months and six months ended June 30, 2006, the Company sold an undivided interest in approximately $3.4 million and $6.2 million of accounts receivable, respectively, under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.4% and 1.9%, respectively. Costs associated with these transactions were approximately $0.08 million $0.12 million, respectively and are included in other, net in the accompanying consolidated statement of operations.

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

7.    Property and Equipment, Net

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

8.    Long-term Debt

        The Company's long-term debt consists of the following at June 30, 2006 and December 31, 2005:

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

        The bank debt is an obligation of subsidiaries of the Company. Although the Credit Facility does not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $781.4 million and $757.5 million at June 30, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 16. The Credit Facility contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2006. See also, Note 15, "Subsequent Event."

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

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period during period	Claims settled amount per claim during period	Average settlement period	Total defense costs during
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Six months ended June 30, 2006	19,416	2,475	11,328	37	$10,399	$2,428,877

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

        The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on the Company's financial position and results of operations or cash flows.

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

  Related Party Sales

        The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million and $0.2 million in the three and six month periods ended June 30, 2006, respectively, and $0.2 million and $0.3 million in the three and six month periods ended June 30, 2005, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.6 million and $3.6 million in the three and six month periods ended June 30, 2006, respectively, and approximately $2.2 million and $4.0 million in the three and six month periods ended June 30, 2005, respectively. These amounts are included in results of discontinued operations. See note 3 "Discontinued Operations and Assets Held for Sale."

  Collins & Aikman

        In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time Collins & Aikman owed the Company $1.3 million, which subsequently was fully reserved. As of June 30, 2006, Collins & Aikman's receivable balance of approximately $0.1million, was current and collectible.

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

        Segment activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(restated)		(restated)
	(dollars in thousands)
Net Sales
Packaging Systems	$53,940	$49,870	$105,040	$97,070
Energy Products	38,720	31,260	78,670	64,850
Industrial Specialties	47,070	46,080	91,510	84,610
RV & Trailer Products	51,480	52,320	107,340	108,160
Recreational Accessories	88,430	90,050	170,110	174,860

Total	$279,640	$269,580	$552,670	$529,550

Operating Profit
Packaging Systems	$9,850	$9,300	$18,030	$16,740
Energy Products	5,550	3,490	11,470	8,520
Industrial Specialties	9,860	10,180	18,270	16,090
RV & Trailer Products	6,380	6,820	14,650	15,300
Recreational Accessories	6,210	3,660	10,350	7,460
Corporate expenses and management fees	(6,890)	(4,250)	(13,150)	(9,870)

Total	$30,960	$29,200	$59,620	$54,240

Adjusted EBITDA:
Packaging Systems	$13,300	$10,660	$25,030	$20,810
Energy Products	6,160	4,120	12,700	9,780
Industrial Specialties	11,120	11,430	20,930	18,600
RV & Trailer Products	8,310	8,510	18,400	18,910
Recreational Accessories	9,050	6,250	15,920	12,730
Corporate expenses and management fees	(7,900)	(4,980)	(15,150)	(11,330)

Subtotal	$40,040	$35,990	$77,830	$69,500

Discontinued operations	(6,830)	(440)	(9,020)	(1,280)

Total	$33,210	$35,550	$68,810	$68,220

        The following is a reconciliation of our Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)
	2006	2005	2006	2005
	(restated)		(restated)
Net income	$2,510	$4,050	$6,100	$6,560
Income tax expense (benefit)(1)	440	2,280	2,620	3,690
Interest expense	20,030	18,710	39,950	36,950
Depreciation and amortization(2)	10,230	10,510	20,140	21,020

Adjusted EBITDA	$33,210	$35,550	$68,810	$68,220

(1)
Included add-back of income tax benefit of $2.8 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, related to discontinued operations. See Note 3 "Discontinued Operations Assets Held for Sale."

(2)
Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $1.0 million for the three months ended June 30, 2006 and 2005, respectively and $0 and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

12.    Stock Options and Awards

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), provides for the issuance of equity-based incentives in various forms, of which a total of 2,222,000 stock options have been approved for issuance under the Plan. As of June 30, 2006, the Company has 1,952,066 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

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

15.   Subsequent Event

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

16.   Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated June 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$(1,090)	$2,490	$—	$1,400
Trade receivables, net	—	80,060	24,620	—	104,680
Receivables, intercompany	—	—	(1,990)	1,990	—
Inventories, net	—	139,100	18,840	—	157,940
Deferred income taxes	—	19,590	530	—	20,120
Prepaid expenses and other current assets		6,730	720		7,450
Assets of discontinued operations held for sale	—	43,290	—	—	43,290

Total current assets	—	287,680	45,210	1,990	334,880
Investments in subsidiaries	781,430	162,160		(943,590)	—
Property and equipment, net	—	111,410	52,720	—	164,130
Goodwill	—	538,160	112,490	—	650,650
Intangibles and other assets	20,150	261,210	20,660	(8,460)	293,560

Total assets	$801,580	$1,360,620	$231,080	$(950,060)	$1,443,220

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$5,190	$—	$7,780
Accounts payable, trade	—	95,780	18,450	—	114,230
Accounts payable, intercompany	—	(1,990)	—	1,990	—
Accrued liabilities	1,910	61,410	9,660	—	72,980
Due to Metaldyne		4,910			4,910
Liabilities of discontinued operations	—	33,290	—	—	33,290

Total current liabilities	1,910	195,990	33,300	1,990	233,190
Long-term debt	436,450	257,190	20,050	—	713,690
Deferred income taxes	—	88,170	15,520	(8,460)	95,230
Other long-term liabilities	—	34,360	50	—	34,410
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	438,360	579,190	68,920	(6,470)	1,080,000

Total shareholders' equity	363,220	781,430	162,160	(943,590)	363,220

Total liabilities and shareholders' equity	$801,580	$1,360,620	$231,080	$(950,060)	$1,443,220

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Trade receivables, net	—	76,990	12,970	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,080	17,370	—	148,450
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets		6,160	890	—	7,050
Assets of discontinued operations held for sale	—	46,730	—	—	46,730

Total current assets	—	280,920	35,630	(510)	316,040
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,180	51,070	—	164,250
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440

Total assets	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,590	$11,230	$—	$13,820
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne	—	4,850	—	—	4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410

Total current liabilities	1,920	184,360	45,360	(510)	231,130
Long-term debt	436,370	257,760	19,730	—	713,860
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	438,290	578,810	80,080	(17,970)	1,079,210

Total shareholders' equity	349,300	757,450	133,230	(890,680)	349,300

Total liabilities and shareholders' equity	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$242,010	$49,950	$(12,320)	$279,640
Cost of sales	—	(178,230)	(38,670)	12,320	(204,580)

Gross profit	—	63,780	11,280	—	75,060
Selling, general and administrative expenses	—	(38,500)	(5,680)	—	(44,180)
Gain on dispositions of property and equipment	—	80	—	—	80

Operating profit	—	25,360	5,600	—	30,960
Other income (expense), net:
Interest expense	(10,570)	(8,240)	(1,220)	—	(20,030)
Other income (expense), net	(780)	(410)	50	—	(1,140)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	16,710	4,430	—	9,790
Income tax (expense) benefit	5,170	(7,570)	(850)	—	(3,250)
Equity in net income (loss) of subsidiaries	8,690	3,580	—	(12,270)	—

Income (loss) from continuing operations	2,510	12,720	3,580	(12,270)	6,540
Loss from discontinued operations		(4,030)	—	—	(4,030)

Net income (loss)	$2,510	$8,690	$3,580	$(12,270)	$2,510

	Three Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$227,190	$46,690	$(4,300)	$269,580
Cost of sales	—	(169,940)	(35,360)	4,300	(201,000)

Gross profit	—	57,250	11,330	—	68,580
Selling, general and administrative expenses	—	(33,200)	(5,800)	—	(39,000)
Loss on dispositions of property and equipment	—	(380)	—	—	(380)

Operating profit	—	23,670	5,530	—	29,200
Other income (expense), net:
Interest expense	(10,440)	(5,120)	(3,170)	20	(18,710)
Other income (expense), net	(900)	930	(2,770)	(20)	(2,760)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	19,480	(410)	—	7,730
Income tax (expense) benefit	4,650	(7,780)	300	—	(2,830)
Equity in net income (loss) of subsidiaries	10,740	(110)	—	(10,630)	—

Income (loss) from continuing operations	4,050	11,590	(110)	(10,630)	4,900
Loss from discontinued operations	—	(850)	—	—	(850)

Net income (loss)	$4,050	$10,740	$(110)	$(10,630)	$4,050

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$483,980	$94,190	$(25,500)	$552,670
Cost of sales	—	(356,070)	(73,700)	25,500	(404,270)

Gross profit	—	127,910	20,490	—	148,400
Selling, general and administrative expenses	—	(77,820)	(10,860)	—	(88,680)
Loss on dispositions of property and equipment	—	(100)	—	—	(100)

Operating profit	—	49,990	9,630	—	59,620
Other income (expense), net:
Interest expense	(21,260)	(16,350)	(2,340)	—	(39,950)
Other income (expense), net	990	(3,210)	300	—	(1,920)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(20,270)	30,430	7,590	—	17,750
Income tax (expense) benefit	8,460	(12,650)	(2,090)	—	(6,280)
Equity in net income (loss) of subsidiaries	17,910	5,500	—	(23,410)	—

Income (loss) from continuing operations	6,100	23,280	5,500	(23,410)	11,470
Loss from discontinued operations		(5,370)	—	—	(5,370)

Net income (loss)	$6,100	$17,910	$5,500	$(23,410)	$6,100

	Six Months Ended June 30, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$449,990	$88,530	$(8,970)	$529,550
Cost of sales	—	(338,550)	(66,390)	8,970	(395,970)

Gross profit	—	111,440	22,140	—	133,580
Selling, general and administrative expenses	—	(66,070)	(13,060)	—	(79,130)
Loss on dispositions of property and equipment	—	(210)	—	—	(210)

Operating profit	—	45,160	9,080	—	54,240
Other income (expense), net:
Interest expense	(21,020)	(12,060)	(3,990)	120	(36,950)
Other income (expense), net	(30)	(780)	(2,920)	(120)	(3,850)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(21,050)	32,320	2,170	—	13,440
Income tax (expense) benefit	8,330	(12,890)	(370)	—	(4,930)
Equity in net income (loss) of subsidiaries	19,280	1,800	—	(21,080)	—

Income (loss) from continuing operations	6,560	21,230	1,800	(21,080)	8,510
Loss from discontinued operations	—	(1,950)	—	—	(1,950)

Net income (loss)	$6,560	$19,280	$1,800	$(21,080)	$6,560

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2006 (restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,620)	$1,930	$37,030	$—	$17,340

Cash Flows from Investing Activities:
Capital expenditures	—	(11,450)	(2,860)	—	(14,310)
Proceeds from sales of fixed assets	—	930	—	—	930

Net cash used for investing activities	—	(10,520)	(2,860)	—	(13,380)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,290)	(70)	—	(1,360)
Proceeds from borrowings on revolving credit facilities	—	375,990	—	—	375,990
Repayments of borrowings on revolving credit facilities	—	(375,610)	(5,310)	—	(380,920)
Intercompany transfers (to) from subsidiaries	21,620	8,160	(29,780)	—	—

Net cash used for financing activities	21,620	7,250	(35,160)	—	(6,290)

Cash and Cash Equivalents:
Increase for the period	—	(1,340)	(990)	—	(2,330)
At beginning of period	—	250	3,480	—	3,730

At end of period	$—	$(1,090)	$2,490	$—	$1,400

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

Introduction

        We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. During the first quarter of 2006, we realigned our operating segments and management structure to better focus our various businesses' product line offerings by industry, end customer markets and related channels of distribution. We currently have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our separation from Metaldyne in June 2002, and subsequent acquisitions and recent consolidation, integration and restructuring efforts.

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

        Management believes that Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities. Our use of Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

        For the periods presented, there were no adjustments between EBITDA and Adjusted EBITDA. The following is a reconciliation of our Adjusted EBITDA to net income before cumulative effect of accounting change and cash flows from operating activities for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(restated)		(restated)
	(dollars in thousands)
Net income	$2,510	$4,050	$6,100	$6,560
Income tax expense (1)	440	2,280	2,620	3,690
Interest expense	20,030	18,710	39,950	36,950
Depreciation and amortization (2)	10,230	10,510	20,140	21,020

Adjusted EBITDA	33,210	35,550	68,810	68,220
Interest paid	(23,360)	(27,980)	(28,640)	(33,760)
Taxes paid	(1,800)	(2,150)	(6,730)	(5,750)
Loss on disposition of plant and equipment	3,030	370	3,130	130
Payments to Metaldyne to fund contractual liabilities	—	(330)	—	(330)
Receivables sales and securitization, net	(7,020)	(2,120)	18,100	24,440
Inventory write-down	—	—	—	—
Net change in working capital	2,040	22,230	(37,330)	(38,730)

Cash flows provided by operating activities	$6,100	$25,570	$17,340	$14,220

(1)
Includes add-back of income tax benefit of $2.8 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively, and $3.7 million and $1.2 million for the six months ended June 30, 2006 and 2005, respectively, related to discontinued operations. See Note 3 "Discontinued Operations Assets Held for Sale."

(2)
Includes depreciation and amortization related to discontinued operations in the amounts of $0 and $1.0 million for the three months ended June 30, 2006 and 2005, respectively and $0 and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information of continuing operations for our five business segments for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(restated)	(restated)
	(dollars in thousands)
Net Sales:
Packaging Systems	$53,940	19.3%	$49,870	18.5%
Energy Products	38,720	13.8%	31,260	11.6%
Industrial Specialties	47,070	16.8%	46,080	17.1%
RV & Trailer Products	51,480	18.4%	52,320	19.4%
Recreational Accessories	88,430	31.6%	90,050	33.4%

Total	$279,640	100.0%	$269,580	100.0%

Gross Profit:
Packaging Systems	$16,240	30.1%	$14,920	29.9%
Energy Products	11,050	28.5%	8,380	26.8%
Industrial Specialties	13,820	29.4%	13,750	29.8%
RV & Trailer Products	11,210	21.8%	11,880	22.7%
Recreational Accessories	22,740	25.7%	19,660	21.8%
Allocated/Corporate expenses	—	N/A	(10)	N/A

Total	$75,060	26.8%	$68,580	25.4%

Selling, General and Administrative:
Packaging Systems	$6,390	11.8%	$5,620	11.3%
Energy Products	5,470	14.1%	4,900	15.7%
Industrial Specialties	3,960	8.4%	3,570	7.7%
RV & Trailer Products	4,820	9.4%	4,670	8.9%
Recreational Accessories	16,650	18.8%	16,010	17.8%
Allocated/Corporate expenses	6,890	N/A	4,230	N/A

Total	$44,180	15.8%	$39,000	14.5%

Operating Profit:
Packaging Systems	$9,850	18.3%	$9,300	18.6%
Energy Products	5,550	14.3%	3,490	11.2%
Industrial Specialties	9,860	20.9%	10,180	22.1%
RV & Trailer Products	6,380	12.4%	6,820	13.0%
Recreational Accessories	6,210	7.0%	3,660	4.1%
Corporate expenses and management fees	(6,890)	N/A	(4,250)	N/A

Total	$30,960	11.1%	$29,200	10.8%

Adjusted EBITDA:
Packaging Systems	$13,300	24.7%	$10,660	21.4%
Energy Products	6,160	15.9%	4,120	13.2%
Industrial Specialties	11,120	23.6%	11,430	24.8%
RV & Trailer Products	8,310	16.1%	8,510	16.3%
Recreational Accessories	9,050	10.2%	6,250	6.9%
Corporate expenses and management fees	(7,900)	N/A	(4,980)	N/A

Subtotal	$40,040	14.3%	$35,990	13.4%

Discontinued operations	(6,830)	N/A	(440)	N/A

Total	$33,210	11.9%	$35,550	13.2%

        The following table summarizes financial information of continuing operations for our five business segments for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(restated)	(restated)
	(dollars in thousands)
Net Sales:
Packaging Systems	$105,040	19.0%	$97,070	18.3%
Energy Products	78,670	14.2%	64,850	12.2%
Industrial Specialties	91,510	16.6%	84,610	16.0%
RV & Trailer Products	107,340	19.4%	108,160	20.4%
Recreational Accessories	170,110	30.8%	174,860	33.0%

Total	$552,670	100.0%	$529,550	100.0%

Gross Profit:
Packaging Systems	$30,740	29.3%	$28,640	29.5%
Energy Products	23,240	29.5%	18,140	28.0%
Industrial Specialties	26,620	29.1%	23,360	27.6%
RV & Trailer Products	24,850	23.2%	25,640	23.7%
Recreational Accessories	42,950	25.2%	37,800	21.6%
Allocated/Corporate expenses	—	N/A	—	N/A

Total	$148,400	26.9%	$133,580	25.2%

Selling, General and Administrative:
Packaging Systems	$12,730	12.1%	$11,920	12.3%
Energy Products	11,590	14.7%	9,630	14.8%
Industrial Specialties	8,280	9.0%	7,230	8.5%
RV & Trailer Products	10,240	9.5%	9,970	9.2%
Recreational Accessories	32,690	19.2%	30,530	17.5%
Allocated/Corporate expenses	13,150	N/A	9,850	N/A

Total	$88,680	16.0%	$79,130	14.9%

Operating Profit:
Packaging Systems	$18,030	17.2%	$16,740	17.2%
Energy Products	11,470	14.6%	8,520	13.1%
Industrial Specialties	18,270	20.0%	16,090	19.0%
RV & Trailer Products	14,650	13.6%	15,300	14.1%
Recreational Accessories	10,350	6.1%	7,460	4.3%
Corporate expenses and management fees	(13,150)	N/A	(9,870)	N/A

Total	$59,620	10.8%	$54,240	10.2%

Adjusted EBITDA:
Packaging Systems	$25,030	23.8%	$20,810	21.4%
Energy Products	12,700	16.1%	9,780	15.1%
Industrial Specialties	20,930	22.9%	18,600	22.0%
RV & Trailer Products	18,400	17.1%	18,910	17.5%
Recreational Accessories	15,920	9.4%	12,730	7.3%
Corporate expenses and management fees	(15,150)	N/A	(11,330)	N/A

Subtotal	$77,830	14.1%	$69,500	13.1%

Discontinued operations	(9,020)	N/A	(1,280)	N/A

Total	$68,810	12.5%	$68,220	12.9%

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

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

        Overall, net sales increased $10.1 million, or approximately 3.7% for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005. Net sales in the three months ended June 30, 2006 were approximately $1.0 million greater versus the three months ended June 30, 2005 due to currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. Packaging Systems' net sales increased $4.0 million, or approximately 8.2%, to $53.9 million for the three months ended June 30, 2006, from $49.9 million for the three months ended June 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 9.3%, while sales of specialty tapes, laminates and insulation products improved 4.8%. Net sales within Energy Products increased $7.4 million, or approximately 23.9%, to $38.7 million for the three months ended June 30, 2006 from $31.3 million for the three months ended June 30, 2005 as businesses in this segment benefited from extensive oil and gas drilling activity in North America and high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $1.0 million, or approximately 2.1%, to $47.1 million for the three months ended June 30, 2006 from $46.1 million for the three months ended June 30, 2005, due to continued strong demand in all but one of the businesses in this segment, but most notably within our aerospace fasteners and industrial cylinder businesses. Net sales within RV & Trailer Products decreased $0.8 million to $51.5 million for the three months ended June 30, 2006 from $52.3 million for the three months ended June 30, 2005 as lower sales demand in the agricultural/industrial and horse/livestock markets was approximately offset by stronger demand in the marine, RV distribution, specialty retail and Original Equipment ("OE") automotive market sectors. Recreational Accessories' net sales decreased $1.7 million to $88.4 million for the three months ended June 30, 2006 from $90.1 million in the three months ended June 30, 2005 principally as a result of reduced sales activity in our automotive OE and big box retail channels.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.8% and 25.4% for the three months ended June 30, 2006 and 2005, respectively. Packaging Systems' gross profit margin increased slightly from the year ago period to approximately 30.1% for the three months ended June 30, 2006 from 29.9% for the three months ended June 30, 2005. Energy Products' gross profit margin increased to 28.5% for the three months ended June 30, 2006 compared to 26.8% for the three months ended June 30, 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within Industrial Specialties decreased slightly to 29.4% for the three months ended June 30, 2006 from 29.8% in the three months ended June 30, 2005 due to a change in sales mix. RV & Trailer Products' gross profit margin decreased to 21.8% for the three months ended June 30, 2006 from 22.7% for the three months ended June 30, 2005. The decrease between years is due to competitive import pricing pressures in our trailer business and to sales mix in our electrical and Australian operations. Recreational Accessories' gross profit margin increased to

25.7% for the three months ended June 30, 2006 from 21.8% for the three months ended June 30, 2005. The increase between years is due primarily to improved material margin ($2.4 million) resulting from our sourcing initiatives.

        Operating profit margin (operating profit as a percentage of sales) approximated 11.1% and 10.8% for the three months ended June 30, 2006 and 2005, respectively. Packaging Systems' operating profit margin was 18.3% and 18.6% in the three months ended June 30, 2006 and 2005, respectively. Operating profit increased $0.6 million, or approximately 5.9%, for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, consistent with the increased level of sales. Energy Products' operating profit margin was 14.3% and 11.2% for the three months ended June 30, 2006 and 2005, respectively. Operating profit improved $2.1 million in the three months ended June 30, 2006 compared to the year ago period due primarily to operating profit earned on higher sales levels and lower selling, general and administrative expenses as a percentage of sales. Industrial Specialties' operating profit margin was 20.9% and 22.1% for the three months ended June 30, 2006 and 2005, respectively. Operating profit decreased $0.3 million in the three months ended June 30, 2006 compared to the year ago period as the impact of less profitable product mix in our defense business, greater variable manufacturing spending and increased employee compensation costs more than offset the impact of higher sales levels between years. RV & Trailer Products' operating profit margin declined $0.4 to 12.4% from 13.0% for the three months ended June 30, 2006 and 2005, respectively, as lower gross profit due to sales mix and competitive import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005. Recreational Accessories' operating profit margin was 7.0% and 4.1% in the three months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.5 million to $6.2 million for the three months ended June 30, 2006 from $3.7 million for the three months ended June 30, 2005. The improvement in gross profit of $3.1 million was in part offset by $0.4 million higher selling, general and administrative expenses related principally to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

        Overall, Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.3% and 13.4% for the three months ended June 30, 2006 and 2005, respectively, with the increase or decrease in Adjusted EBITDA margin by segment consistent with the increase or decrease in operating profit margin by segment, with the exception of Packaging Systems. The Adjusted EBITDA margin for Packaging Systems improved to 24.7% from 21.4% for the three months ended June 30, 2006 and 2005, respectively. The improvement in Adjusted EBITDA margin between years resulted principally from $1.5 million in net losses on transactions denominated in foreign currencies for the three months ended June 30, 2005, that did not recur in 2006.

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

        Packaging Systems' gross profit increased approximately $1.3 million to $16.2 million for the three months ended June 30, 2006, from $14.9 million in the comparable period a year ago. Gross profit margin was 30.1% and 29.9% for the three months ended June 30, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels achieved.

        Packaging Systems' selling, general and administrative costs increased approximately $0.8 million to $6.4 million, or 11.8% of sales, during the three months ended June 30, 2006 as compared to $5.6 million, or 11.3% of sales, in the three months ended June 30, 2005. The increase in selling, general and administrative expenses during the second quarter 2006 compared to the year ago period was consistent with the increase in net sales.

        Overall, Packaging Systems' operating profit increased $0.6 million to $9.9 million, or 18.3% of sales, for the three months ended June 30, 2006, from $9.3 million, or 18.6% of sales, for the three months ended June 30, 2005, generally consistent with the increase in net sales between years.

        Packaging Systems' Adjusted EBITDA increased $2.6 million to $13.3 million, or 24.7% of sales for the three months ended June 30, 2006 from $10.7 million, or 21.4% of sales for the three months ended June 30, 2005. Of this amount, approximately $1.5 million is due to net losses on transactions denominated in foreign currencies in the three months ended June 30, 2005 that did not recur in three months ended June 30, 2006. Adjusted EBITDA in the three months ended June 30, 2006 also benefited from a $0.6 million greater add-back of depreciation and amortization expense as compared to the three months ended June 30, 2005.

        Energy Products.    Net sales increased $7.4 million to $38.7 million for the three months ended June 30, 2006 from $31.3 million for the three months ended June 30, 2005. Of this amount, $1.4 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada and

        $1.0 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings for Waukesha engines. An additional $1.2 million is the result of overall economic conditions in the industry and additional organic growth throughout Arrow Engine's other distribution channels. Within our specialty gasket business, sales increased $4.4 million as a result of increased demand from existing customers due to higher turnaround activity at petrochemical refineries while international sales, principally in Latin America, the Far East and Europe, decreased approximately $0.7 million in the three months ended June 30, 2006 compared to the same period a year ago. International sales in the three months ended June 30, 2005 were higher than normal as a result of relatively low levels of sales activity in the first quarter of 2005.

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

        Selling, general and administrative expenses in the three months ended June 30, 2006 increased $0.6 million to $5.5 million, or 14.1% of sales, for the three months ended June 30, 2006 from $4.9 million, or 15.7% of sales, for the three months ended June 30, 2005. Of this amount, $0.2 million is due to increased asbestos litigation defense costs in our specialty gasket business, while overall selling, general and administrative expenses within this segment increased a net $0.4 million compared to the same period a year ago. Energy Products achieved increased sales levels without a proportionate increase in selling and administrative costs due to the relatively fixed-cost nature of this segment's existing distribution network, particularly with respect to sales of specialty gaskets and engine replacement parts.

        Overall, operating profit within Energy Products improved $2.1 million between years to $5.6 million in the three months ended June 30, 2006 from $3.5 million in the three months ended

June 30, 2005. Operating profit as a percentage of sales for the three months ended June 30, 2006 and 2005 was approximately 14.3% and 11.2%, respectively, due primarily to increased gross profit as a result of higher sales levels and better absorption of fixed overhead costs and lower selling costs as a percentage of sales as due to the relatively fixed-cost nature of this segment's existing distribution network.

        Energy Products' Adjusted EBITDA increased $2.1 million to $6.2 million or 15.9% of sales for the three months ended June 30, 2006 from $4.1 million or 13.2% of sales for the three months ended June 30, 2005, consistent with the improvement in operating profit between years.

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

        Selling, general and administrative expenses increased $0.4 million to $4.0 million in the three months ended June 30, 2006 from $3.6 million in the three months ended June 30, 2005, and spending as a percentage of sales was 8.4% and 7.7% for the quarter ended June 30, 2006 and 2005,respectively. The increase between years is due to $0.3 million higher employee related compensation and benefit charges, and $0.1 million higher non-employee sales commission expense.

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

        Industrial Specialties' Adjusted EBITDA decreased $0.3 million to $11.1 million or 23.6% of sales for the three months ended June 30, 2006 from $11.4 million or 24.8% of sales for the three months ended June 30, 2005, consistent with the change in operating profit between years.

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

        RV & Trailer Products' gross profit decreased slightly to $11.2 million, or 21.8% of net sales, for the three months ended June 30, 2006 from approximately $11.9 million, or 22.7% of net sales, in the three months ended June 30, 2005. Lower gross profit due to sales mix and competitive import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in the second half of 2005.

        RV & Trailer Products' selling, general and administrative expenses were approximately flat at $4.8 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expense as a percent of sales were 9.4% and 8.9% in the three months ended June 30, 2006 and 2005, respectively.

        Overall, RV & Trailer Products' operating profit declined $0.4 million, from approximately $6.8 million, or 13.0% of net sales, in the three months ended June 30, 2005 to $6.4 million, or 12.4% of net sales, in the three months ended June 30, 2006. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall.

        RV & Trailer Products' Adjusted EBITDA decreased $0.2 million to $8.3 million or 16.1% of sales for the three months ended June 30, 2006 from $8.5 million or 16.3% of sales for the three months ended June 30, 2005, consistent with the decline in operating profit between years.

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

        Recreational Accessories' gross profit increased $3.0 million to $22.7 million, or 25.7% of net sales, for the three months ended June 30, 2006 from approximately $19.7 million, or 21.8% of net sales, in the three months ended June 30, 2005. Of this increase in gross profit, we estimate $2.4 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

        Recreational Accessories' selling, general and administrative expenses increased approximately $0.6 million to $16.6 million, or 18.8% of net sales, during the three months ended June 30, 2006 from $16.0 million, or 17.8% of net sales, in the three months ended June 30, 2005, due to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

        Overall, Recreational Accessories' operating profit increased $2.5 million to approximately $6.2 million, or 7.0% of net sales, in the three months ended June 30, 2006 from $3.7 million, or 4.1% of net sales, in the three months ended June 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

        Recreational Accessories' Adjusted EBITDA increased $2.8 million to $9.1 million or 10.2% of sales for the three months ended June 30, 2006 from $6.3 million or 6.9% of sales for the three months ended June 30, 2005. consistent with the improvement in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended June 30,
	2006	2005
Employee costs and related benefits	$2.6	$1.4
Corporate operating expenses	3.3	1.9
Management fees and expenses	1.0	1.0

Subtotal	$6.9	$4.3
Receivables sales and securitization expenses	0.9	0.8
Depreciation	(0.1)	(0.1)
Other, net	0.2	(0.1)

Total	$7.9	$4.9

        Corporate expenses and management fees increased approximately $2.6 million to $6.9 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005. The increase between years is due primarily to increased employee compensation costs of $1.3 million due to higher payroll costs, increased incentive compensation expense and higher stock compensation expense as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation," increased tax and audit expense of $0.5 million, and increased costs associated with the Company's self-insured programs of $0.4 million.

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

        Income Taxes.    The effective income tax rate for the three months ended June 30, 2006 and 2005 was 33% and 36%, respectively. The decrease in the effective rate in the quarter ended June 30, 2006 compared to the same period a year ago is primarily related to the Company recording a net tax benefit of $0.5 million due to a change in the Texas state tax law, which was signed into effect on May 19, 2006. In the quarter ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $5.4 million and $4.4 million, respectively. In the quarter ended June 30, 2005, the Company reported domestic and foreign pre-tax income of approximately $2.9 million and $3.4 million, respectively.

        Discontinued Operations.    During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In fourth quarter

2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. In the second quarter 2006, the loss from discontinued operations, net of income tax benefit, was $4.0 million compared to a loss from discontinued operations, net of income tax benefit, of $0.9 million in the three months ended June 30, 2005. See Note 3 to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

        Net sales increased $23.1 million, or approximately 4.4% for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005. Packaging Systems' net sales increased $7.9 million to $105.0 million from $97.1 million, or approximately 8.1%, for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 7.7%, while sales of specialty tapes, laminates and insulation products improved 9.7%. Net sales within Energy Products increased $13.8 million, or 21.3%, to $78.7 million in the six months ended June 30, 2006 from $64.9 million in the comparable year ago period as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $6.9 million, or approximately 8.2%, to $91.5 million for the six months ended June 30, 2006 from $84.6 million in the six months ended June 30, 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinders businesses. Net sales within RV & Trailer Products were $107.3 million in the six months ended June 30, 2006 compared to $108.2 million in the six months ended June 30, 2005 which were approximately flat as lower sales demand in the agricultural/industrial and RV distributor markets was approximately offset by stronger demand in the horse/livestock and OE automotive market sectors. Recreational Accessories' net sales decreased $4.8 million to $170.1 million in the six months ended June 30, 2006 from $174.9 million in the six months ended June 30, 2005 principally as a result of reduced sales activity in our towing products business' early order program and reduced demand in our automotive OE and big box retail channels.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.9% and 25.2% for the six months ended June 30, 2006 and 2005, respectively. Packaging Systems' gross profit margin decreased slightly from the year ago period to approximately 29.3% for the six months ended June 30, 2006 from 29.5% for the six months ended June 30, 2005. Energy Products' gross profit margin increased to 29.5% in the six months ended June 30, 2006 compared to 28.0% for the six months ended June 30, 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the six months ended June 30, 2006 to 29.1% compared to 27.6% in the six months ended June 30, 2005 due generally to the higher sales volumes between years as well as greater sales of high margin aerospace fasteners. RV & Trailer Products' gross profit margin was essentially flat at 23.2% and 23.7% for the six months ended June 30, 2006 and 2005, respectively. Recreational Accessories' gross profit margin increased to 25.2% in the six months ended June 30, 2006 from 21.6% in the six months ended June 30, 2005. The increase between years is due primarily to improved material margin ($3.6 million) and higher productivity levels at our Goshen, Indiana manufacturing facility.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.8% and 10.2% for the six months ended June 30, 2006 and 2005, respectively. Packaging Systems' operating profit margin was 17.2% for the six months ended June 30, 2006 and 2005. Operating profit increased $1.3 million for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005 as the decline in gross profit margin was more than offset by gross profit earned on increased sales and reduced spending on selling, general and administrative activities between years. Energy Products' operating profit margin was 14.6% and 13.1% for the six months ended June 30, 2006 and

2005, respectively. Operating profit improved $3.0 million in the six months ended June 30, 2006 compared to the year ago period as increased margins earned on higher sales levels were partially offset by higher selling, general and administrative expenses, principally increased asbestos litigation defense costs. Industrial Specialties' operating profit margin was 20.0% and 19.0% for the six months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.2 million in the six months ended June 30, 2006 compared to the year ago period due to increased sales levels in four of five businesses in this segment and proportionately greater sales of higher margin aerospace fasteners, partially offset by higher selling, general and administrative expenses principally increased employee related compensation and benefit costs. RV & Trailer Products' operating profit margin was 13.6% and 14.1% for the six months ended June 30, 2006 and 2005, respectively, as cost savings initiatives approximately offset increased transportation costs and slightly higher employee benefit costs. Recreational Accessories' operating profit margin was 6.1% and 4.3% in the six months ended June 30, 2006 and 2005, respectively. Operating profit increased $2.8 million to $10.3 million for the six months ended June 30, 2006 as compared to $7.5 million in the first quarter of 2005. The improvement in gross profit was in part offset by $1.9 million higher selling expenses related principally to increased promotional spending to support greater retail channel sales activity and an increase in distribution costs from our South Bend facility associated, in part, with closure of our Sheffield operations.

        Overall, Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.1% and 13.1% for the six months ended June 30, 2006 and 2005, respectively, with the increase or decrease in Adjusted EBITDA margin by segment consistent with the increase or decrease in operating profit margin by segment, with the exception of Packaging Systems. The Adjusted EBITDA margin for Packaging Systems improved to 23.8% from 21.4% for the six months ended June 30, 2006 and 2005, respectively. The improvement in Adjusted EBITDA margin between years resulted principally from $1.8 million in net losses on transactions denominated in foreign currencies for the six months ended June 30, 2005, that did not recur in 2006.

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

        Packaging Systems' gross profit increased approximately $2.1 million to $30.7 million for the six months ended June 30, 2006, from $28.6 million in the comparable period a year ago. Gross profit margins were 29.3% and 29.5% for the six months ended June 30, 2006 and 2005, respectively and the increase in gross profit between years was consistent with the increased sales levels.

        Packaging Systems' selling, general and administrative costs increased approximately $0.8 million to $12.7 million, or 12.1% of sales, during the six months ended June 30, 2006 as compared to $11.9 million, or 12.3% of sales, in the six months ended June 30, 2005. Overall, selling, general and administrative expenses increased approximately $1.2 million in the six months ended June 30, 2006, which was offset in part by $0.4 million of expense incurred in the six months ended June 30, 2005 related to completion of Compac's facilities consolidation that did not recur in 2006.

        Overall, Packaging Systems' operating profit increased $1.3 million to $18.0 million, or 17.2% of sales, during the six months ended June 30, 2006 from $16.7 million, or 17.2% of sales, in the comparable period a year ago. Of this amount, approximately $1.4 million is due to increased sales levels between years, $0.4 million is attributed to costs associated with Compac's 2005 facility consolidation that did not recur in 2006, with the remaining improvement resulting from lower selling costs as a percentage of sales.

        Packaging Systems' Adjusted EBITDA increased $4.2 million to $25.0 million, or 23.8% of sales for the six months ended June 30, 2006 from $20.8 million, or 21.4% of sales for the six months ended June 30, 2005. Of this amount, approximately $1.8 million is due to net losses on transactions denominated in foreign currencies in the first six months of 2005 that did not recur in six months ended June 30, 2006. Adjusted EBITDA in the six months ended June 30, 2006 also benefited from a $1.0 million greater add-back of depreciation and amortization expense as compared to the six months ended June 30, 2005.

        Energy Products.    Net sales increased $13.8 million, or 21.3%, to $78.7 million for the six months ended June 30, 2006 from $64.9 million for the six months ended June 30, 2005. Of this amount, $3.1 million represents increased demand from existing customers for slow speed engine products as result of continued favorable market conditions for oil and gas producers in the United States and Canada and $2.6 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings mainly for the Waukesha and CAT engine lines. An additional $2.0 million is the result of overall strong market conditions in the industry and additional organic growth throughout Arrow Engine's other distribution channels. Within our specialty gasket business, sales increased $5.6 million as a result of increased demand from existing customers due to continued high levels of turnaround activity at petrochemical refineries and $0.3 million due to increased international sales, principally in Latin America, the Far East and Europe.

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

        Selling, general and administrative expenses in the six months ended June 30, 2006 increased $2.0 million to $11.6 million, or 14.7% of sales from $9.6 million, or 14.8% of sales for the six months ended June 30, 2005. Of this amount, $1.0 million is due to increased asbestos litigation defense costs in our specialty gasket business, while other selling, general and administrative expenses within this segment increased a net $1.0 million compared to the same period a year ago, as Energy Products achieved increased sales levels without a proportionate increase in selling, general and administrative costs due to the relatively fixed costs nature of this segment's existing distribution network, particularly with respect to sales of specialty gaskets.

        Overall, operating profit within Energy Products improved $3.0 million between years to $11.5 million for the six months ended June 30, 2006 from $8.5 million for the six months ended June 30, 2005. Operating profit as a percentage of sales improved to 14.6% of sales for the six months ended June 30, 2006 from 13.1% of sales for the six months ended June 30, 2005. The improvement in operating margin is attributed to increased gross profits due to higher sales levels and better absorption of fixed costs overhead costs, as well as lower selling costs as a percentage of sales due to the relatively fixed cost nature of this segment's existing distribution network.

        Energy Products' Adjusted EBITDA increased $2.9 million to $12.7 million or 16.1% of sales for the six months ended June 30, 2006 from $9.8 million or 15.1% of sales for the six months ended June 30, 2005, consistent with the improvement in operating profit between years.

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

        Industrial Specialties' Adjusted EBITDA increased $2.3 million to $20.9 million or 22.9% of sales for the six months ended June 30, 2006 from $18.6 million or 22.0% of sales for the six months ended June 30, 2005, consistent with the improvement in operating profit between years.

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

        RV & Trailer Products' gross profit decreased slightly to $24.9 million, or 23.2% of net sales, for the six months ended June 30, 2006 from approximately $25.6 million, or 23.7% of net sales, in the six months ended June 30, 2005. Lower gross profit due to sales mix, sales incentives and import pricing pressures were approximately offset by improved material margin due to sourcing initiatives and improved recovery of material cost increases, as well as savings associated with cost reduction initiatives implemented in 2005.

        RV & Trailer Products' selling, general and administrative expenses were approximately flat at $10.2 million and $10.0 million for the six months ended June 30, 2006 and 2005, respectively, as this segment managed selling expenses and overhead spending in response to flat sales between years. Selling, general and administrative expenses as a percent of sales were 9.5% and 9.2% in the six months ended June 30, 2006 and 2005, respectively.

        Overall, RV & Trailer Products' operating profit declined $0.7 million to approximately $14.7 million, or 13.6% of net sales, in the six months ended June 30, 2006 from $15.3 million, or 14.1% of net sales, in the six months ended June 30, 2005. The decline in operating profit between years is the result of slightly lower gross profit due to flat market demand overall.

        RV & Trailer Products' Adjusted EBITDA decreased $0.5 million to $18.4 million or 17.1% of sales for the six months ended June 30, 2006 from $18.9 million or 17.5% of sales for the six months ended June 30, 2005, consistent with the decline in operating profit between years.

        Recreational Accessories.    Net sales decreased $4.8 million, or approximately 2.7%, to $170.1 million for the six months ended June 30, 2006 compared to $174.9 million for the six months ended June 30, 2005. Net sales in the six months ended June 30, 2006 were positively impacted by approximately $2.1 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was principally the result of reduced sales activity in our towing products business' early order program and reduced demand in our automotive OE and big box retail channels.

        Recreational Accessories' gross profit increased $5.2 million to $43.0 million, or 25.2% of net sales, for the six months ended June 30, 2006 from approximately $37.8 million, or 21.6% of net sales, in the six months ended June 30, 2005. Of this increase in gross profit, we estimate $3.6 million is due to improved material margin as a result of sourcing initiatives and recoveries of material cost increases via pricing. Gross margin was also favorably impacted by increased productivity at our Goshen, Indiana manufacturing facility and savings associated with cost reduction initiatives implemented in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy.

        Recreational Accessories' selling, general and administrative expenses increased approximately $2.2 million to $32.7 million, or 19.2% of net sales, during the six months ended June 30, 2006 from $30.5 million, or 17.5% of net sales, in the six months ended June 30, 2005, due to increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and an increase in distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

        Overall, Recreational Accessories' operating profit increased $2.8 million to approximately $10.3 million, or 6.1% of net sales, in the six months ended June 30, 2006 from $7.5 million, or 4.3% of net sales, in the six months ended June 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due to increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and an increase in distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

        Recreational Accessories' Adjusted EBITDA increased $3.2 million to $15.9 million or 9.4% of sales for the six months ended June 30, 2006 from $12.7 million or 7.3% of sales for the six months ended June 30, 2005, consistent with the improvement in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended June 30,
	2006	2005
Employee costs and related benefits	$5.0	$3.4
Corporate operating expenses	6.1	4.4
Management fees and expenses	2.1	2.1

Subtotal	$13.2	$9.9
Receivables sales and securitization expenses	2.0	1.7
Depreciation	(0.1)	(0.1)
Other, net	0.1	(0.2)

Total	$15.2	$11.3

        Corporate expenses and management fees increased approximately $3.3 million to $13.2 million for the six months ended June 30, 2006 from $9.9 million for the six months ended June 30, 2005. The increase between years is due primarily to increased employee compensation costs of $1.9 million, principally increased incentive compensation expense and stock compensation expense as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation," increased tax, legal and audit expense of $0.7 million, and increased costs associated with the Company's self-insured programs of $0.7 million.

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

        Income Taxes.    The effective income tax rate for the six months ended June 30, 2006 and 2005 was 35% and 37%, respectively. The decrease in the effective rate in the six months ended June 30, 2006 compared to the same period a year ago is primarily related to the Company recording a net tax benefit of $0.5 million due to a change in the Texas state tax law, which was signed into effect on May 19, 2006. In the six months ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $10.5 million and $7.2 million, respectively. In the six months ended June 30, 2005, the Company reported domestic and foreign pre-tax income of approximately $6.8 million and $6.6 million, respectively.

        Discontinued Operations.    During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale,

Illinois; and Lakewood, Ohio. In the six months ended June 30, 2006, the loss from discontinued operations, net of income tax benefit, was $5.4 million compared to a loss from discontinued operations, net of income tax benefit, of $2.0 million in the six months ended June 30, 2005. See Note 3 to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

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

  Our Debt and Other Commitments

        On June 30, 2006, our credit facilities included a $150.0 million revolving credit facility of which approximately $4.8 million was outstanding and $43.4 million of stand-by letters of credit issued and a term loan facility of which $257.8 million was outstanding. On August 2, 2006, we amended and restated our senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our amended and restated credit facilities also provide for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes. Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.75 to 1.00 for April 1, 2006 to December 31, 2006, 5.65 to 1.00 for January 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 5.23 to 1.00 at June 30, 2006 and we were in compliance with our covenants as of that date. We would have been in compliance with our covenants even if our credit agreement had not been amended and restated.

        The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement effective August 2, 2006, for the twelve month period ended June 30, 2006.

		Less:	Add:
	Year Ended December 31, 2005	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006		Twelve Months Ended June 30, 2006
	(dollars in thousands)
Net income (loss), as reported	$(45,880)	$6,560	$6,100		$(46,340)
Bank stipulated adjustments:
Interest expense, net (as defined)	75,510	36,950	39,950		78,510
Income tax expense (benefit)(1)	(30,830)	3,690	2,620		(31,900)
Depreciation and amortization	41,140	21,020	20,140		40,260
Extraordinary non-cash charges(2)	73,220	—	—		73,220
Heartland monitoring fee and expenses(3)	4,210	2,110	2,050		4,150
Interest equivalent costs(4)	4,240	1,600	2,620		5,260
Non-cash expenses related to stock option grants(5)	310	160	830		980
Non-recurring expenses in connection with acquisition integration(6)	2,180	1,800	490		870
Other non-cash expenses or losses	12,660	4,530	1,500		9,630
Non-recurring expenses or costs for cost savings projects(7)	5,740	2,800	420		3,360
Discontinued operations(8)	8,800	3,190	4,390	(9)	10,000

Consolidated Bank EBITDA, as defined	$151,300	$84,410	$81,110		$148,000

	At June 30, 2006
	(dollars in thousands)
Total long-term debt	$721,470
Aggregate funding under the receivables securitization facility	52,000

Total Consolidated Indebtedness, as defined	$773,470
Consolidated Bank EBITDA, as defined	148,000
Actual leverage ratio	5.23	x

Covenant requirement	5.75	x

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

(9)
Actual amount reported for six months ended June 30, 2006 was $9,030.

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

        We also have $437.8 million (face value) 9?% senior subordinated notes which are due in 2012.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8 to the accompanying consolidated financial statements as of June 30, 2006. Based on amounts outstanding at June 30, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of June 30, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. Under our Credit Agreement, as amended and restated August 2, 2006, if, in connection with the consummation of any offering of our equity securities and the use of proceeds therefrom, the ratings assigned to our credit facilities by Standard & Poor's remains at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's remains at B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement will be reduced by 0.5% per annum.

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

Impact of New Accounting Standards

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, (FIN 48) "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

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

        Income Taxes.    Income taxes are accounted for using the provisions of Statement of Financial Accounting Standards No. 109, (SFAS No. 109), "Accounting for Income Taxes." Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

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

Evaluation of disclosure controls and procedures

  (a)
  As of June 30, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures are ineffective to provide reasonable assurance that they will meet their objectives.

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

  (c)
  On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three and six months ended June 30, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain our customer relationship intangibles as of January 1, 2006 and to file this Form 10-Q/A for the quarterly period ended June 30, 2006. The restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 entitled, "Restatement" to the accompanying unaudited consolidated financial statements.

  (d)
  In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report (June 30, 2006). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were ineffective to provide reasonable assurance that they will meet their objectives due to the aforementioned material weakness.

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

        While we believe the actions implemented are expected to correct the material weakness identified, this determination can only be substantiated with the passage of time. As more fully discussed in Note 3, the Company's industrial fasteners business is reported as discontinued operations.

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

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Six months ended June 30, 2006	19,416	2,475	11,328	37	$10,399	$2,428,877

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

  (a)
  Exhibits Index:

3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.

4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9?% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(b)	Warrant issued to Metaldyne Corporation dated as of June 6, 2002.
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

10.14(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.15(d)	Form of Employment Agreement between TriMas Corporation and Grant H. Beard.
10.16 (i)	Form of Employment Agreement between TriMas Corporation and Lynn Brooks.
10.17(d)*	Form of Employment Agreement between TriMas Corporation and E.R. "Skip" Autry.
10.18 (i)	Employment Agreement between TriMas Corporation and Joshua Sherbin.
10.19 (i)	Employment Agreement between TriMas Corporation and Edward Schwartz.
10.20(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.21(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.22(f)	Form of Stock Option Agreement.
10.23(a)*	Annual Value Creation Program.
10.24(a)*	Form of Indemnification Agreement.
10.25(a)*	Form of 2004 Directors' Stock Compensation Plan.
10.26(j)	Separation and Consulting Agreement dated as of May 20, 2005.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

QuickLinks

Explanatory Note
TriMas Corporation Index
Part I. Financial Information
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity Six Months Ended June 30, 2006 (Unaudited and restated—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Supplemental Guarantor Condensed Financial Statements Consolidating Balance Sheet (dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Balance Sheet (dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Statement of Operations (dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Statement of Operations (dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Statement of Cash Flows (dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidating Statement of Cash Flows (dollars in thousands)
Part II. Other Information TriMas Corporation
Signature