Form 10-Q/A
period 2006-09-30
TRIMAS CORP
filed 2007-01-17
CIK 842633

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

        As of November 14, 2006, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,759,500 shares.

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-Q/A ("Amendment") to amend and restate the financial statements (and make correlated adjustments and provide revised disclosures where appropriate) that were included in our original Quarterly Report on Form 10-Q for the period ended September 30, 2006. On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three and nine months ended September 30, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain of our customer relationship intangibles as of January 1, 2006, in connection with our response to comments from the Staff of the Securities and Exchange Commission in the course of its review of our registration statement filed on Form S-1.

        This amendment restates the Company's unaudited financial statements for the three and nine months ended September 30, 2006 to record approximately $0.6 million and $1.8 million of additional amortization expense, respectively, as a result of our decision to reduce the remaining estimated useful lives assigned to certain customer relationship intangibles. Based on review of historic customer attrition rates, the risks associated with lower cost competitors, and anticipated impacts of global sourcing and international expansion of our businesses, we reduced remaining estimated useful lives assigned to certain customer intangibles as of January 1, 2006, to reflect our updated evaluation of the period of expected future benefit related to these customer relationship intangibles. See Item 1, Note 2 to the financial statements included in this Amendment for further discussion of how the Company's statement of operations, for the three and nine months ended September 30, 2006 and the balance sheet as of September 30, 2006 are impacted by the restatement.

        For the convenience of the reader, this Amendment sets forth the entire Form 10-Q for the quarterly period ended September 30, 2006. However, this Amendment amends and restates only Items 1, 2 and 4 of Part I of the Form 10-Q. The other Items are not being amended.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30, 2006	December 31, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$3,880	$3,730
Receivables, net	100,870	89,960
Inventories	159,960	148,450
Deferred income taxes	20,120	20,120
Prepaid expenses and other current assets	6,980	7,050
Assets of discontinued operations held for sale	24,220	46,730

Total current assets	316,030	316,040
Property and equipment, net	163,450	164,250
Goodwill	650,690	644,780
Other intangibles, net	244,070	255,220
Other assets	39,240	48,220

Total assets	$1,413,480	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$5,550	$13,820
Accounts payable	94,140	111,250
Accrued liabilities	81,260	62,800
Due to Metaldyne	1,910	4,850
Liabilities of discontinued operations	29,720	38,410

Total current liabilities	212,580	231,130
Long-term debt	716,700	713,860
Deferred income taxes	95,210	95,980
Other long-term liabilities	34,350	34,760
Due to Metaldyne	3,480	3,480

Total liabilities	1,062,320	1,079,210

Commitments and contingencies
Preferred stock, $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,759,500 and 20,010,000 shares, respectively	210	200
Paid-in capital	398,240	396,980
Accumulated deficit	(93,340)	(86,310)
Accumulated other comprehensive income	46,050	38,430

Total shareholders' equity	351,160	349,300

Total liabilities and shareholders' equity	$1,413,480	$1,428,510

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
Net sales	$244,590	$246,040	$797,260	$775,590
Cost of sales	(177,690)	(186,110)	(581,960)	(582,080)

Gross profit	66,900	59,930	215,300	193,510
Selling, general and administrative expenses	(41,670)	(38,510)	(130,350)	(117,640)
Gain (loss) on dispositions of property and equipment	510	(320)	410	(530)

Operating profit	25,740	21,100	85,360	75,340

Other expense, net:
Interest expense	(19,370)	(18,840)	(59,320)	(55,790)
Debt extinguishment costs	(8,610)	—	(8,610)	—
Other, net	(1,200)	(1,600)	(3,120)	(5,450)

Other expense, net	(29,180)	(20,440)	(71,050)	(61,240)

Income (loss) from continuing operations before income taxes	(3,440)	660	14,310	14,100
Income tax (expense) benefit	1,180	1,470	(5,100)	(3,470)

Income (loss) from continuing operations	(2,260)	2,130	9,210	10,630
Loss from discontinued operations, net of income tax benefit	(10,870)	(1,900)	(16,240)	(3,840)

Net income (loss)	$(13,130)	$230	$(7,030)	$6,790

Earnings (loss) per share—basic:
Continuing operations	$(0.11)	$0.11	$0.46	$0.53
Discontinued operations, net of income tax benefit	(0.54)	(0.09)	(0.81)	(0.19)

Net income (loss) per share	$(0.65)	$0.02	$(0.35)	$0.34

Weighted average common shares—basic	20,132,201	20,010,000	20,051,181	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$(0.11)	$0.10	$0.44	$0.51
Discontinued operations, net of income tax benefit	(0.54)	(0.09)	(0.78)	(0.18)

Net income (loss) per share	$(0.65)	$0.01	$(0.34)	$0.33

Weighted average common shares—diluted	20,132,201	20,760,000	20,759,973	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
	(restated)
Cash Flows from Operating Activities:
Net income (loss)	$(7,030)	$6,790
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on dispositions of property and equipment	2,690	390
Impairment of assets	15,850	—
Depreciation and amortization	29,820	31,400
Amortization of debt issue costs	3,670	3,720
Deferred income taxes	(700)	—
Non-cash debt extinguishment costs	7,920	—
Non-cash compensation expense	1,270	240
Net proceeds from (reductions in) sale of receivables and receivables securitization	(2,360)	400
Payment to Metaldyne to fund contractual liabilities	(2,940)	(330)
Increase in receivables	(7,090)	(26,060)
(Increase) decrease in inventories	(6,440)	16,010
Decrease in prepaid expenses and other assets	(360)	(910)
Decrease in accounts payable and accrued liabilities	(7,750)	(12,900)
Other, net	(90)	1,000

Net cash provided by operating activities	26,460	19,750

Cash Flows from Investing Activities:
Capital expenditures	(19,580)	(15,010)
Proceeds from sales of fixed assets	980	3,490

Net cash used for investing activities	(18,600)	(11,520)

Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	(2,130)	(2,160)
Repayment of term loan facilities	(254,960)	—
Proceeds from term loan facilities	260,000	—
Proceeds from borrowings on revolving credit facilities	576,960	722,580
Repayments of borrowings on revolving credit facilities	(585,420)	(729,400)
Payments on notes payable	—	(100)
Debt issuance costs	(2,160)	—

Net cash used for financing activities	(7,710)	(9,080)

Cash and Cash Equivalents:
Increase (decrease) for the period	150	(850)
At beginning of period	3,730	3,090

At end of period	$3,880	$2,240

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,170	$40,310

Cash paid for taxes	$9,020	$8,400

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Nine Months Ended September 30, 2006

(Unaudited and restated—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income:
Net loss	—	—	(7,030)	—	(7,030)
Foreign currency translation	—	—	—	7,620	7,620

Total comprehensive income					590
Issuance of common stock	10	(10)	—	—	—
Non-cash compensation expense	—	1,270	—	—	1,270

Balances, September 30, 2006	$210	$398,240	$(93,340)	$46,050	$351,160

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

2.     Restatement

        On January 11, 2007, management and the Audit Committee of the Board of Directors decided to restate the Company's unaudited consolidated financial statements for the three and nine months ended September 30, 2006 to reflect a reduction in estimated useful lives assigned to certain of its customer relationship intangibles as of January 1, 2006.

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

        As a result, the Company has restated its unaudited financial statements for the three and nine months ended September 30, 2006 to record approximately $0.6 million and $1.8 million of additional amortization expense, respectively, with a corresponding reduction in Other intangibles, net, in the accompanying consolidated balance sheet. The table below sets forth the line items from the statement of operations and balance sheet impacted by these changes as previously reported and on a restated basis. The Supplemental Guarantor Condensed Consolidated Financial Information presented in Note 15 has been similarly restated, with all related impacts affecting Guarantor-reported amounts only.

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As reported	As restated	As reported	As restated
	(in thousands, except for per share amounts)
Selling, general and administrative expenses	$(41,010)	$(41,670)	$(128,500)	$(130,350)
Operating profit	26,400	25,740	87,210	85,360
Income (loss) from continuing operations before income taxes	(2,780)	(3,440)	16,160	14,310
Income tax (expense) benefit	930	1,180	(5,800)	(5,100)
Income (loss) from continuing operations	(1,850)	(2,260)	10,360	9,210
Net (loss)	$(12,720)	$(13,130)	$(5,880)	$(7,030)
Earnings (loss) per share—basic:
Continuing operations	$(0.09)	$(0.11)	$0.52	$0.46
Net (loss)	$(0.63)	$(0.65)	$(0.29)	$(0.35)
Weighted average common shares	20,132,201	20,132,201	20,051,181	20,051,181
Earnings (loss) per share—diluted:
Continuing operations	$(0.09)	$(0.11)	$0.50	$0.44
Net (loss)	$(0.63)	$(0.65)	$(0.28)	$(0.34)
Weighted average common shares	20,132,201	20,132,201	20,759,973	20,759,973

	At September 30, 2006
	As reported	As restated
	(in thousands, except for per share amounts)
Other intangibles, net	$245,920	$244,070
Total assets	$1,415,330	$1,413,480
Deferred income taxes	$95,910	$95,210
Total liabilities	$1,063,020	$1,062,320
Accumulated deficit	$(92,190)	$(93,340)
Total shareholders' equity	$352,310	$351,160

3.     Discontinued Operations and Assets Held for Sale

        In the fourth quarter of 2005, the Board of Directors authorized management to move forward with its plan to sell the Company's industrial fastener business. Accordingly, our industrial fastener business is reported as discontinued operations for all periods presented. During the third quarter, the Company recorded an additional asset impairment charge of $9.7 million, net of income tax benefit of $6.2 million, related to the further write down of net assets of the industrial fastener business, based on a revised estimate of fair value. The reduction in estimate of fair value was evidenced by letters of interest/intent received from prospective third party purchasers which, in aggregate, indicated a fair value for the business less than its current book value. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. Accordingly, the results of our asphalt-coated paper business are reported as discontinued operations for all periods presented. The Company recorded a loss from discontinued operations of $10.9 million and $1.9 million, net of income tax benefit of $7.2 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $16.2 million and $3.8 million, net of income tax benefit of $10.8 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively.

        Results of discontinued operations are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net sales	$22,570	$24,900	$73,400	$82,730

Loss from discontinued operations before income tax benefit	$(18,030)	$(3,100)	$(27,060)	$(6,290)
Income tax benefit	7,160	1,200	10,820	2,450

Loss from discontinued operations, net of income tax benefit	$(10,870)	$(1,900)	$(16,240)	$(3,840)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Receivables, net	$13,040	$14,500
Inventories	11,180	22,690
Prepaid expenses and other assets	—	1,990
Property and equipment, net	—	7,550

Total assets	$24,220	$46,730

Accounts payable	$6,190	$14,080
Accrued liabilities and other	23,530	24,330

Total liabilities	$29,720	$38,410

4.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2005	$179,350	$45,200	$62,720	$242,720	$114,790	$644,780
Reversal of restructuring reserves	—	—	—	(60)	—	(60)
Foreign currency translation	4,620	200	—	30	1,120	5,970

Balance, September 30, 2006	$183,970	$45,400	$62,720	$242,690	$115,910	$650,690

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

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2006 and December 31, 2005 are summarized below. The Company amortizes these assets over periods ranging from 1 to 40 years.

	As of September 30, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(restated)	(restated)
	(dollars in thousands)
Customer relationships:
6 - 12 years	$26,500	$(15,300)	$26,500	$(13,330)
15 - 25 years	172,420	(38,740)	104,360	(22,660)
40 years	—	—	67,580	(8,600)

Total customer relationships	198,920	(54,040)	198,440	(44,590)

Technology and other:
1 - 15 years	25,940	(15,590)	25,900	(13,790)
17 - 30 years	39,950	(10,320)	39,300	(8,950)

Total technology and other	65,890	(25,910)	65,200	(22,740)

Trademark/Trade names (indefinite life)	63,470	(4,260)	63,350	(4,440)

	$328,280	$(84,210)	$326,990	$(71,770)

        Amortization expense related to technology and other intangibles was $1.0 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $3.7 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $3.0 million and $2.5 million for the three months ended September 30, 2006 and 2005, respectively, and $9.2 million and $7.5 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5.     Accounts Receivable Securitization

        TriMas is party to a receivables securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.1 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and $3.0 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of September 30, 2006 and December 31, 2005, the Company's funding under the facility was approximately $32.0 million and $37.3 million, respectively, with an additional $22.9 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $64.2 million and $65.3 million at September 30, 2006 and December 31, 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

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

        The Company's long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Bank debt	$263,000	$260,350
Non-U.S. bank debt	22,760	30,960
9 7/8% subordinated notes, due June 2012	436,490	436,370

	722,250	727,680
Less: Current maturities, long-term debt	5,550	13,820

Long-term debt	$716,700	$713,860

Bank Debt

        During the third quarter of 2006, the Company successfully amended and restated its senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility collectively, the Amended and Restated Credit Agreement or "ARCA." The ARCA extended our revolving credit maturities from one and a half to five years and the term loan facility from three and a half to five and a half and seven years (depending on when our senior subordinated notes are repaid) and reduced the interest rate margins on our revolving facility from 3.5% to 2.75% per annum and on our term loan facility from 3.75% to 2.75% per annum. Including costs associated with our synthetic revolving facility, the ARCA reduced our weighted average interest rate from 9.1% to 8.1%. The ARCA allows the Company to issue letters of credit, not to exceed $65.0 million in aggregate, against revolving credit facility commitments. At September 30, 2006 and December 31, 2005, the Company had letters of credit of approximately $44.9 million and $43.7 million, respectively, issued and outstanding. The effective interest rate on Credit Facility borrowings was 8.31% and 8.03% at September 30, 2006 and December 31, 2005, respectively.

        In connection with the refinancing of our credit facilities, the Company incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

        The bank debt is an obligation of subsidiaries of the Company. Although the ARCA does not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $776.0 million and $757.5 million at September 30, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 15 "Supplemental Guarantor Condensed Consolidating Financial Information." The ARCA contains negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including among others: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The ARCA also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2006.

        Principal payments required on the ARCA term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

Non-U.S. bank debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the ARCA. At September 30, 2006, the balance outstanding under this arrangement was $2.1 million at an interest rate of 5.7%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At September 30, 2006, the balance outstanding under this agreement was $5.8 million at an interest rate of 3.8%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2006, the balance outstanding under this agreement was $14.9 million at a weighted average interest rate of 6.7%.

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

        On August 31, 2006, Metaldyne entered into an Agreement and Plan of Merger with Asahi Tec Corporation ("Asahi") pursuant to which Metaldyne will become a wholly-owned subsidiary of Asahi.

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

  Collins & Aikman

        In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time Collins & Aikman owed the Company $1.3 million, which was fully reserved, and subsequently written off. As of September 30, 2006, Collins & Aikman's receivable balance of approximately $0.2 million was current and collectible.

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

        Segment activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
	(dollars in thousands)
Net Sales
Packaging Systems	$53,410	$48,570	$158,450	$145,640
Energy Products	38,500	30,400	117,170	95,250
Industrial Specialties	44,600	40,410	136,110	125,020
RV & Trailer Products	43,320	53,020	150,660	161,180
Recreational Accessories	64,760	73,640	234,870	248,500

Total	$244,590	$246,040	$797,260	$775,590

Operating Profit
Packaging Systems	$9,940	$7,860	$27,970	$24,600
Energy Products	5,810	2,790	17,280	11,310
Industrial Specialties	9,900	8,380	28,170	24,470
RV & Trailer Products	2,920	6,620	17,560	21,920
Recreational Accessories	3,910	1,360	14,270	8,820
Corporate expenses and management fees	(6,740)	(5,910)	(19,890)	(15,780)

Total	$25,740	$21,100	$85,360	$75,340

Adjusted EBITDA
Packaging Systems	$13,370	$10,620	$38,400	$31,430
Energy Products	6,330	3,390	19,030	13,170
Industrial Specialties	11,130	9,810	32,060	28,410
RV & Trailer Products	4,490	8,450	22,890	27,360
Recreational Accessories	6,540	3,800	22,460	16,530
Corporate expenses and management fees	(7,650)	(7,130)	(22,800)	(18,460)

Subtotal from continuing operations	34,210	28,940	112,040	98,440

Discontinued operations	(2,180)	(2,170)	(11,160)	(3,440)

Total	$32,030	$26,770	$100,880	$95,000

        The following is a reconciliation of our Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
	(dollars in thousands)
Net income (loss)	$(13,130)	$230	$(7,030)	$6,790
Income tax expense (benefit) (1)	(8,350)	(2,670)	(5,720)	1,020
Interest expense (4)	27,980	18,840	67,960	55,790
Impairment of assets (2)	15,850	—	15,850	—
Depreciation and amortization (3)	9,680	10,370	29,820	31,400

Adjusted EBITDA	$32,030	$26,770	$100,880	$95,000

(1)
Includes add-back of income tax benefit of $7.2 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and $10.8 million and $2.5 million recorded in the nine months ended September 30, 2006 and 2005, respectively, related to discontinued operations. See Note 3 "Discontinued Operations Assets Held for Sale."

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

(4)
Includes a substantially non-cash charge of $8.6 million for debt extinguishment costs in the three and nine moths ended September 30, 2006 related to the refinancing of our senior secured credit facilities.

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

        Information related to stock options at September 30, 2006, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006.	1,946,123	$20.81
Granted	58,490	23.00
Exercised	—	—
Cancelled	(11,522)	20.38

Outstanding at September 30, 2006	1,993,091	$20.88	6.7	—

Exercisable at September 30, 2006	—

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

13.   Earnings per Share

        The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and nine months ended September 30, 2006 and 2005, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share, which was exercised on September 15, 2006. The warrant was exercised using a cashless exercise provision, which increased the outstanding number of shares of common stock by 749,500. Options to purchase approximately 1,993,091 and 1,714,614 shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

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

15.   Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated September 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2006 (restated)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$340	$3,540	$—	$3,880
Trade receivables, net	—	80,400	20,470	—	100,870
Receivables, intercompany	—	—	(80)	80	—
Inventories	—	140,880	19,080	—	159,960
Deferred income taxes	—	19,590	530	—	20,120
Prepaid expenses and other current assets	—	6,060	920	—	6,980
Assets of discontinued operations held for sale	—	24,220	—	—	24,220

Total current assets	—	271,490	44,460	80	316,030
Investments in subsidiaries	776,010	162,230	—	(938,240)	—
Property and equipment, net	—	110,200	53,250	—	163,450
Goodwill	—	538,100	112,590	—	650,690
Intangibles and other assets	24,380	252,050	20,060	(13,180)	283,310

Total assets	$800,390	$1,334,070	$230,360	$(951,340)	$1,413,480

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,600	$2,950	$—	$5,550
Accounts payable, trade	—	73,980	20,160	—	94,140
Accounts payable, intercompany	—	(80)	—	80	—
Accrued liabilities	12,740	58,960	9,560	—	81,260
Due to Metaldyne	—	1,910	—	—	1,910
Liabilities of discontinued operations	—	29,720	—	—	29,720

Total current liabilities	12,740	167,090	32,670	80	212,580
Long-term debt	436,490	260,400	19,810	—	716,700
Deferred income taxes	—	92,790	15,600	(13,180)	95,210
Other long-term liabilities	—	34,300	50	—	34,350
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	449,230	558,060	68,130	(13,100)	1,062,320

Total shareholders' equity	351,160	776,010	162,230	(938,240)	351,160

Total liabilities and shareholders' equity	$800,390	$1,334,070	$230,360	$(951,340)	$1,413,480

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2006 (restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$208,080	$43,870	$(7,360)	$244,590
Cost of sales	—	(151,460)	(33,590)	7,360	(177,690)

Gross profit	—	56,620	10,280	—	66,900
Selling, general and administrative expenses	—	(36,230)	(5,440)	—	(41,670)
Gain (loss) on dispositions of property and equipment	—	530	(20)	—	510

Operating profit	—	20,920	4,820	—	25,740
Other income (expense), net:
Interest expense	(10,840)	(7,630)	(900)	—	(19,370)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	(510)	(80)	(610)	—	(1,200)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	4,600	3,310	—	(3,440)
Income tax (expense) benefit	4,720	(1,820)	(1,720)	—	1,180
Equity in net income (loss) of subsidiaries	(6,500)	1,590	—	4,900	—

Income (loss) from continuing operations	(13,130)	4,370	1,590	4,900	(2,260)
Loss from discontinued operations	—	(10,870)	—	—	(10,870)

Net income (loss)	$(13,130)	$(6,500)	$1,590	$4,900	$(13,130)

	Three Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$217,610	$46,960	$(18,530)	$246,040
Cost of sales	—	(168,520)	(36,120)	18,530	(186,110)

Gross profit	—	49,090	10,840	—	59,930
Selling, general and administrative expenses	—	(32,940)	(5,570)	—	(38,510)
Loss on dispositions of property and equipment	—	(280)	(40)	—	(320)

Operating profit	—	15,870	5,230	—	21,100
Other income (expense), net:
Interest expense	(10,820)	(7,480)	(520)	(20)	(18,840)
Other, net	(520)	(10)	(1,090)	20	(1,600)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,340)	8,380	3,620	—	660
Income tax (expense) benefit	6,180	(3,300)	(1,410)	—	1,470
Equity in net income (loss) of subsidiaries	5,390	2,210	—	(7,600)	—

Income (loss) from continuing operations	230	7,290	2,210	(7,600)	2,130
Loss from discontinued operations	—	(1,900)	—	—	(1,900)

Net income (loss)	$230	$5,390	$2,210	$(7,600)	$230

Supplemental Guarantor
Condensed Financial Statements (Continued)
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2006 (restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$692,060	$138,060	$(32,860)	$797,260
Cost of sales	—	(507,530)	(107,290)	32,860	(581,960)

Gross profit	—	184,530	30,770	—	215,300
Selling, general and administrative expenses	—	(114,050)	(16,300)	—	(130,350)
Gain (loss) on dispositions of property and equipment	—	430	(20)	—	410

Operating profit	—	70,910	14,450	—	85,360
Other income (expense), net:
Interest expense	(32,100)	(23,980)	(3,240)	—	(59,320)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	480	(3,290)	(310)	—	(3,120)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(31,620)	35,030	10,900	—	14,310
Income tax (expense) benefit	13,180	(14,470)	(3,810)	—	(5,100)
Equity in net income (loss) of subsidiaries	11,410	7,090	—	(18,500)	—

Income (loss) from continuing operations	(7,030)	27,650	7,090	(18,500)	9,210
Loss from discontinued operations	—	(16,240)	—	—	(16,240)

Net income (loss)	$(7,030)	$11,410	$7,090	$(18,500)	$(7,030)

	Nine Months Ended September 30, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$667,600	$135,490	$(27,500)	$775,590
Cost of sales	—	(507,070)	(102,510)	27,500	(582,080)

Gross profit	—	160,530	32,980	—	193,510
Selling, general and administrative expenses	—	(99,010)	(18,630)	—	(117,640)
Loss on dispositions of property and equipment	—	(490)	(40)	—	(530)

Operating profit	—	61,030	14,310	—	75,340
Other income (expense), net:
Interest expense	(31,840)	(19,540)	(4,510)	100	(55,790)
Other, net	(550)	(790)	(4,010)	(100)	(5,450)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(32,390)	40,700	5,790	—	14,100
Income tax (expense) benefit	14,510	(16,200)	(1,780)	—	(3,470)
Equity in net income (loss) of subsidiaries	24,670	4,010	—	(28,680)	—

Income (loss) from continuing operations	6,790	28,510	4,010	(28,680)	10,630
Loss from discontinued operations	—	(3,840)	—	—	(3,840)

Net income (loss)	$6,790	$24,670	$4,010	$(28,680)	$6,790

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2006 (restated)
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,620)	$(12,250)	$60,330	$—	$26,460

Cash Flows from Investing Activities:
Capital expenditures	—	(14,740)	(4,840)	—	(19,580)
Proceeds from sales of fixed assets	—	980	—	—	980

Net cash used for investing activities	—	(13,760)	(4,840)	—	(18,600)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,940)	(190)	—	(2,130)
Repayment of term loan facilities	—	(254,960)	—	—	(254,960)
Proceeds from term loan facilities		260,000			260,000
Proceeds from borrowings on revolving credit facilities	—	576,960	—	—	576,960
Repayments of borrowings on revolving credit facilities	—	(577,400)	(8,020)	—	(585,420)
Debt issuance costs	—	(2,160)	—	—	(2,160)
Intercompany transfers (to) from subsidiaries	21,620	25,600	(47,220)	—	—

Net cash provided by (used for) financing activities	21,620	26,100	(55,430)	—	(7,710)

Cash and Cash Equivalents:
Increase for the period	—	90	60	—	150
At beginning of period	—	250	3,480	—	3,730

At end of period	$—	$340	$3,540	$—	$3,880

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

        Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and FASB Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

        The following is a reconciliation of our Adjusted EBITDA to net income (loss) and cash flows from operating activities for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income (loss)	$(13,130)	$230	$(7,030)	$6,790
Income tax expense (benefit)(1)	(8,350)	(2,670)	(5,720)	1,020
Interest expense	27,980	18,840	67,960	55,790
Impairment of assets(2)	15,850	—	15,850	—
Depreciation and amortization(3)	9,680	10,370	29,820	31,400

Adjusted EBITDA	$32,030	$26,770	$100,880	$95,000

Interest paid	(8,250)	(6,550)	(42,170)	(40,310)
Taxes paid	(2,290)	(2,650)	(9,020)	(8,400)
Loss on disposition of plant and equipment	(440)	260	2,690	390
Payments to Metaldyne to fund contractual liabilities	(2,940)	—	(2,940)	(330)
Receivables sales and securitization, net	(20,460)	(24,040)	(2,360)	400
Net change in working capital	11,470	11,740	(20,620)	(27,000)

Cash flows provided by operating activities	$9,120	$5,530	$26,460	$19,750

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information of continuing operations for our five business segments for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006	of Net Sales	2005	of Net Sales
	(restated)
	(dollars in thousands)
Net Sales:
Packaging Systems	$53,410	21.9%	$48,570	19.8%
Energy Products	38,500	15.7%	30,400	12.4%
Industrial Specialties	44,600	18.2%	40,410	16.4%
RV & Trailer Products	43,320	17.7%	53,020	21.5%
Recreational Accessories	64,760	26.5%	73,640	29.9%

Total	$244,590	100.0%	$246,040	100.0%

Gross Profit:
Packaging Systems	$16,460	30.8%	$13,950	28.7%
Energy Products	11,090	28.8%	7,700	25.3%
Industrial Specialties	13,330	29.9%	12,300	30.4%
RV & Trailer Products	8,010	18.5%	12,010	22.7%
Recreational Accessories	18,010	27.8%	13,510	18.3%
Allocated/Corporate expenses	—	N/A	460	N/A

Total	$66,900	27.4%	$59,930	24.4%

Selling, General and Administrative:
Packaging Systems	$6,530	12.2%	$5,960	12.3%
Energy Products	5,260	13.7%	4,910	16.2%
Industrial Specialties	4,030	9.0%	3,920	9.7%
RV & Trailer Products	5,010	11.6%	5,220	9.8%
Recreational Accessories	14,100	21.8%	12,130	16.5%
Corporate expenses and management fees	6,740	N/A	6,370	N/A

Total	$41,670	17.0%	$38,510	15.7%

Operating Profit:
Packaging Systems	$9,940	18.6%	$7,860	16.2%
Energy Products	5,810	15.1%	2,790	9.2%
Industrial Specialties	9,900	22.2%	8,380	20.7%
RV & Trailer Products	2,920	6.7%	6,620	12.5%
Recreational Accessories	3,910	6.1%	1,360	1.8%
Corporate expenses and management fees	(6,740)	N/A	(5,910)	N/A

Total	$25,740	10.5%	$21,100	8.6%

Adjusted EBITDA:
Packaging Systems	$13,370	25.0%	$10,620	21.9%
Energy Products	6,330	16.4%	3,390	11.2%
Industrial Specialties	11,130	25.0%	9,810	24.3%
RV & Trailer Products	4,490	10.4%	8,450	15.9%
Recreational Accessories	6,540	10.1%	3,800	5.2%
Corporate expenses and management fees	(7,650)	N/A	(7,130)	N/A

Subtotal from continuing operations	34,210	14.0%	28,940	11.8%

Discontinued operations	(2,180)	N/A	(2,170)	N/A

Total	$32,030	13.1%	$26,770	10.9%

        The following table summarizes financial information of continuing operations for our five business segments for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
	(restated)
	(dollars in thousands)
Net Sales:
Packaging Systems	$158,450	19.8%	$145,640	18.8%
Energy Products	117,170	14.7%	95,250	12.3%
Industrial Specialties	136,110	17.1%	125,020	16.1%
RV & Trailer Products	150,660	18.9%	161,180	20.8%
Recreational Accessories	234,870	29.5%	248,500	32.0%

Total	$797,260	100.0%	$775,590	100.0%

Gross Profit:
Packaging Systems	$47,200	29.8%	$42,600	29.3%
Energy Products	34,330	29.3%	25,840	27.1%
Industrial Specialties	39,950	29.4%	35,660	28.5%
RV & Trailer Products	32,860	21.8%	37,660	23.4%
Recreational Accessories	60,960	26.0%	51,320	20.7%
Allocated/Corporate expenses	—	N/A	430	N/A

Total	$215,300	27.0%	$193,510	25.0%

Selling, General and Administrative:
Packaging Systems	$19,260	12.2%	$17,880	12.3%
Energy Products	16,850	14.4%	14,540	15.3%
Industrial Specialties	12,310	9.0%	11,150	8.9%
RV & Trailer Products	15,260	10.1%	15,190	9.4%
Recreational Accessories	46,780	19.9%	42,660	17.2%
Corporate expenses and management fees	19,890	N/A	16,220	N/A

Total	$130,350	16.3%	$117,640	15.2%

Operating Profit:
Packaging Systems	$27,970	17.7%	$24,600	16.9%
Energy Products	17,280	14.7%	11,310	11.9%
Industrial Specialties	28,170	20.7%	24,470	19.6%
RV & Trailer Products	17,560	11.7%	21,920	13.6%
Recreational Accessories	14,270	6.1%	8,820	3.5%
Corporate expenses and management fees	(19,890)	N/A	(15,780)	N/A

Total	$85,360	10.7%	$75,340	9.7%

Adjusted EBITDA:
Packaging Systems	$38,400	24.2%	$31,430	21.6%
Energy Products	19,030	16.2%	13,170	13.8%
Industrial Specialties	32,060	23.6%	28,410	22.7%
RV & Trailer Products	22,890	15.2%	27,360	17.0%
Recreational Accessories	22,460	9.6%	16,530	6.7%
Corporate expenses and management fees	(22,800)	N/A	(18,460)	N/A

Subtotal from continuing operations	112,040	14.1%	98,440	12.7%

Discontinued operations	(11,160)	N/A	(3,440)	N/A

Total	$100,880	12.7%	$95,000	12.2%

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

        Overall, net sales decreased $1.5 million, or approximately 0.6%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005. Net sales in the three months ended September 30, 2006 were approximately $1.2 million greater versus the three months ended September 30, 2005 due to currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. Packaging Systems' net sales increased $4.8 million, or approximately 9.9%, to $53.4 million for the three months ended September 30, 2006, from $48.6 million for the three months ended September 30, 2005, as sales of core industrial closure products and specialty dispensing products increased 10.8%, while sales of specialty tapes, laminates and insulation products improved 8.4%. Net sales within Energy Products increased $8.1 million, or approximately 26.6%, to $38.5 million for the three months ended September 30, 2006 from $30.4 million for the three months ended September 30, 2005, as businesses in this segment benefited from extensive oil and gas drilling activity in North America and high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $4.2 million, or approximately 10.4%, to $44.6 million for the three months ended September 30, 2006 from $40.4 million for the three months ended September 30, 2005, due to continued strong demand in all businesses in this segment, most notably within our industrial cylinder business. Net sales within RV & Trailer Products decreased $9.7 million or approximately 18.3%, to $43.3 million for the three months ended September 30, 2006 from $53.0 million for the three months ended September 30, 2005. This segment experienced reduced sales across all market channels, due principally to soft market demand and market pricing pressures as a result of increased foreign competition. Recreational Accessories' net sales decreased $8.8 million to $64.8 million for the three months ended September 30, 2006 from $73.6 million in the three months ended September 30, 2005 primarily as a result of reduced consumer demand across all market channels.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.4% and 24.4% for the three months ended September 30, 2006 and 2005, respectively. Packaging Systems' gross profit margin increased 210 basis points to approximately 30.8% for the three months ended September 30, 2006, from 28.7% for the three months ended September 30, 2005, as this segment's margin benefited primarily from higher sales volumes between years and improved material margins. Energy Products' gross profit margin increased to 28.8% for the three months ended September 30, 2006 compared to 25.3% for the three months ended September 30, 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within Industrial Specialties decreased slightly to 29.9% for the three months ended September 30, 2006 from 30.4% in the three months ended September 30, 2005 due principally to a less favorable products sales mix. RV & Trailer Products' gross profit margin decreased to 18.5% for the three months ended September 30, 2006 from

22.7% for the three months ended September 30, 2005, due to competitive market pricing pressures and a less favorable product sales mix. Recreational Accessories' gross profit margin increased to 27.8% for the three months ended September 30, 2006 from 18.3% for the three months ended September 30, 2005, due primarily to improved material margins as a result of sourcing initiatives, pricing actions, and net favorable material usage variances at our Goshen, Indiana manufacturing facility.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.5% and 8.6% for the three months ended September 30, 2006 and 2005, respectively, and operating profit increased $4.7 million, or 22.3%, to $25.8 million for the quarter ended September 30, 2006, from $21.1 million for the quarter ended September 30, 2005. Packaging Systems' operating profit margin was 18.6% and 16.2% in the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $2.1 million, or approximately 26.7%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due to margin earned on higher sales levels between years and improved material margin as a result of moderating raw material costs. Energy Products' operating profit margin was 15.1% and 9.2% for the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $3.0 million, or approximately 107.5%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due primarily to margin earned on increased sales levels between years and lower selling, general and administrative spending as a percentage of sales. Industrial Specialties' operating profit margin was 22.2% and 20.7% for the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $1.5 million, or approximately 17.9%, for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, due to margin on higher sales levels between years and a gain on sale of property rights in the third quarter 2006. RV & Trailer Products' operating profit margin declined to 6.7% from 12.5% for the three months ended September 30, 2006 and 2005, respectively. Operating profit decreased $3.7 million in the three months ended September 30, 2006, as compared with the three months ended September 30, 2005, due primarily to the sales volume decline between years and the impact of a less favorable product sales mix in our electrical products and Australian businesses. Recreational Accessories' operating profit margin was 6.1% and 1.8% in the three months ended September 30, 2006 and 2005, respectively. Operating profit increased $2.6 million in the three months ended September 30, 2006 compared with the three months ended September 30, 2005, due to improved material margins and improved productivity, offset in part by higher distribution costs at our South Bend facility and increased advertising and promotion expenses necessary to support our retail channel sales activity.

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

        Packaging Systems' gross profit increased approximately $2.5 million to $16.5 million, or 30.8% of sales, for the three months ended September 30, 2006, as compared to $14.0 million, or 28.7% of sales, for the three months ended September 30, 2005. The increase in gross profit between years is due primarily to $1.4 million sales level increase between years, $0.7 million is attributed to improved material margin as a result of moderating raw material costs and $0.2 million is due to lower fixed overhead spending.

        Packaging Systems' selling, general and administrative costs increased approximately $0.6 million to $6.5 million, or 12.2% of sales, for the three months ended September 30, 2006 as compared to $5.9 million, or 12.3% of sales, for the three months ended September 30, 2005, as this segment achieved higher sales levels without a proportionate increase in selling and administrative costs.

        Packaging Systems' operating profit increased $2.1 million to $9.9 million, or 18.6% of sales, for the three months ended September 30, 2006, as compared to $7.9 million, or 16.2% of sales, for the three months ended September 30, 2005, due primarily to higher sales levels between years, improved material margin as a result of moderating raw material costs, and lower selling and administrative costs as a percentage of sales.

        Packaging Systems' Adjusted EBITDA increased $2.8 million to $13.4 million, or 25.0% of sales, for the three months ended September 30, 2006 from $10.6 million, or 21.9% of sales, for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

        Energy Products.    Net sales increased $8.1 million, or 26.6%, to $38.5 million for the three months ended September 30, 2006 from $30.4 million for the three months ended September 30, 2005. Of this amount, $1.9 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada and $1.6 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings for Waukesha engines. An additional $1.1 million of the sales increase is the result of further organic growth throughout Arrow Engine's other distribution channels as a result of overall positive economic industry conditions. Within our specialty gasket business, sales increased $3.3 million as a result of increased demand from existing customers due to continued high turnaround activity at petrochemical refineries while international sales, principally in Latin America, the Far East and Europe, increased approximately $0.1 million in the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

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

        Selling, general and administrative expenses increased $0.4 million to $5.3 million, or 13.7% of sales, for the three months ended September 30, 2006, as compared to $4.9 million, or 16.2% of sales, for the three months ended September 30, 2005. Energy Products achieved much higher sales levels without a proportionate increase in selling and administrative costs due to the relatively fixed-cost nature of this segment's existing distribution network.

        Operating profit within Energy Products increased $3.0 million to $5.8 million, or 15.1% of sales, in the three months ended September 30, 2006 from $2.8 million, or 9.2% of sales, in the three months ended September 30, 2005, due primarily to higher sales levels between years and better absorption of fixed operating costs and lower selling costs as a percentage of sales due to the relatively fixed-cost nature of this segment's existing distribution network.

        Energy Products' Adjusted EBITDA increased $2.9 million to $6.3 million, or 16.4% of sales, for the three months ended September 30, 2006 from $3.4 million or 11.2% of sales for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

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

        Operating profit for the three months ended September 30, 2006 increased $1.5 million to $9.9 million, or 22.2% of sales, as compared to $8.4 million, or 20.7% of sales, for the three months ended September 30, 2005, due primarily to higher sales levels between years, better absorption of fixed operating costs, and the impact of a $0.6 million gain on sale of property rights at one of NI Industries' operating locations.

        Industrial Specialties' Adjusted EBITDA increased $1.3 million to $11.1 million, or 25.0% of sales, for the three months ended September 30, 2006 from $9.8 million, or 24.3% of sales, for the three months ended September 30, 2005, consistent with the improvement in operating profit between years.

        RV & Trailer Products.    Net sales decreased $9.7 million to $43.3 million for the three months ended September 30, 2006 compared to $53.0 million for the three months ended September 30, 2005. The decline in sales between years is attributed to lower sales across all market channels due to soft market demand and market pricing pressure as a result of increased foreign competition.

        RV & Trailer Products' gross profit decreased $4.0 million to $8.0 million, or 18.5% of sales, for the three months ended September 30, 2006 from approximately $12.0 million, or 22.7% of sales, in the three months ended September 30, 2005. Of the decline in gross profit between years, $3.4 million is attributed to the decline in sales and approximately $0.7 million is due to lower material margins resulting from commodity cost increases and competitive pricing pressures and a less favorable sales mix.

        RV & Trailer Products' selling, general and administrative expenses were approximately flat at $5.0 million and $5.2 million for the three months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expense as a percent of sales were 11.6% and 9.8% in the three months ended September 30, 2006 and 2005, respectively.

        RV & Trailer Products' operating profit declined $3.7 million, to approximately $2.9 million, or 6.7% of sales, in the three months ended September 30, 2006 from $6.6 million, or 12.5% of net sales, in the three months ended September 30, 2006. The decline in operating profit between years is primarily due to the sales volume decline, lower material margins as a result of commodity cost increases and competitive pricing pressures, and the impact of a less favorable product sales.

        RV & Trailer Products' Adjusted EBITDA decreased $3.9 million to $4.5 million, or 10.4% of sales, for the three months ended September 30, 2006 from $8.4 million, or 15.9% of sales, for the three months ended September 30, 2005, consistent with the decline in operating profit between years.

        Recreational Accessories.    Recreational Accessories' net sales decreased $8.9 million to $64.8 million for the three months ended September 30, 2006 from $73.7 million in the three months ended September 30, 2005. Net sales in the three months ended September 30, 2006 were positively impacted by approximately $0.6 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The decline in sales between years is primarily a result of reduced consumer demand due to record high gasoline prices and a continued high interest rate environment.

        Recreational Accessories' gross profit margin increased to 27.8% for the three months ended September 30, 2006 from 18.3% for the three months ended September 30, 2005. The net change in gross profit between years of $4.5 million is primarily attributed to material margin improvement in our retail sales channel of $2.3 million as a result of sourcing initiatives, $0.9 million in savings as a result of the decision to purchase certain products which were previously manufactured, and material margin improvements of $2.5 million in our towing products business due to pricing actions and net favorable material usage variances at our Goshen, Indiana manufacturing facility. We also incurred $0.8 million in reduced freight and variable manufacturing expense as a result of efficiencies achieved at our distribution centers in same site and complete shipment fill rates (i.e. less partial shipments). These improvements were offset by $2.1 million in lower gross profit attributed to the decline in sales between years.

        Recreational Accessories' selling, general and administrative expenses increased approximately $2.0 million to $14.1 million, or 21.8% of sales, for the three months ended September 30, 2006 from $12.1 million, or 16.5% of sales, in the three months ended September 30, 2005. The increase between years is due to increased distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations and increased advertising and promotion expenses necessary to support our retail channel sales activity.

        Recreational Accessories' operating profit increased $2.6 million to approximately $3.9 million, or 6.1% of sales, in the three months ended September 30, 2006 from $1.3 million, or 1.8% of sales, in the three months ended September 30, 2005. The improvement in operating profit between years is the result of increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due principally to higher distribution costs at our South Bend facility and increased advertising and promotion expenses necessary to support our retail channel sales activity.

        Recreational Accessories' Adjusted EBITDA increased $2.7 million to $6.5 million, or 10.1% of sales, for the three months ended September 30, 2006 from $3.8 million, or 5.2% of sales, for the three months ended September 30, 2005 consistent with the improvement in operating profit between years.

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

        Corporate expenses and management fees increased approximately $0.8 million to $6.7 million for the three months ended September 30, 2006 from $5.9 million for the three months ended September 30, 2005. The increase between years is primarily attributed to increased employee compensation costs of $1.4 million, consisting of higher payroll costs, increased incentive compensation expense and higher stock compensation expense as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation." Theses increases were offset in part principally by lower corporate operating expenses due to decreased legal, tax and audit expense of $0.5 million.

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

        Income Taxes.    The effective income tax rate for the three months ended September 30, 2006 and 2005 was 34% and 223%, respectively. During third quarter 2005, the Company's estimate of its full year effective tax rate decreased from 36.7% to 24.6% and the impact of this change was recorded in the three months ended September 30, 2005. In the quarter ended September 30, 2006, the Company reported foreign pre-tax income from continuing operations of approximately $6.2 million and domestic pre-tax loss of approximately $9.6 million. The domestic pre-tax loss included approximately $18.9 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

In the quarter ended September 30, 2005, the Company reported foreign pre-tax income from continuing operations of approximately $4.8 million and domestic pre-tax loss of approximately $4.1 million. The domestic pre-tax income included approximately $18.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

        Discontinued Operations.    In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment. In the three months ended September 30, 2006, the loss from discontinued operations, net of income tax benefit, was $10.9 million compared to a loss from discontinued operations, net of income tax benefit, of $1.9 million in the three months ended September 30, 2005. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

        Net sales increased $21.7 million, or approximately 2.8%, for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Net sales in the nine months ended September 30, 2006 were approximately $1.4 million greater than net sales in the nine months ended September 30, 2005 due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $12.8 million to $158.4 million from $145.6 million, or approximately 8.8%, for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005. Sales of core industrial closure products and specialty dispensing products increased 8.7% while sales of specialty tapes, laminates and insulation products improved 9.0%. Net sales within Energy Products increased $21.9 million, or 23.0%, to $117.2 million in the nine months ended September 30, 2006 from $95.3 million in the nine months ended September 30, 2005, as businesses in this segment benefited from extensive oil and gas drilling activity in North America and continued high levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $11.1 million, or approximately 8.9%, to $136.1 million for the nine months ended September 30, 2006 from $125.0 million in the nine months ended September 30, 2005, due to continued strong demand across all businesses in this segment, but most notably within our aerospace fasteners and industrial cylinders businesses. Net sales within RV & Trailer Products decreased $10.5 million to $150.7 million in the nine months ended September 30, 2006 compared to $161.2 million in the nine months ended September 30, 2005. As compared to nine months ended September 30, 2005, sales within RV & Trailer Products for the nine months ended September 30, 2006, decreased across most market channels due to soft market demand and market pricing pressure as a result of increased foreign competition. Recreational Accessories' net sales decreased $13.6 million to $234.9 million in the nine months ended September 30, 2006 from $248.5 million in the nine months ended September 30, 2005 principally as a result of reduced sales activity in our towing products business' early order program and reduced demand across all market channels due to high gasoline prices and a continued high interest rate environment.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 25.0% for the nine months ended September 30, 2006 and 2005, respectively. Packaging Systems' gross profit margin increased slightly to approximately 29.8% for the nine months ended September 30, 2006 from 29.3% for the nine months ended September 30, 2005. Energy Products' gross profit margin increased to 29.3% in the nine months ended September 30, 2006 compared to 27.1% for the nine months ended September 30, 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in the nine months ended September 30, 2006 to 29.4% compared to 28.5% in the nine months ended September 30, 2005 due generally to higher sales volumes and proportionately greater sales of higher margin aerospace fasteners between years. RV & Trailer Products' gross profit margin decreased slightly to 21.8% and 23.4% for the nine months ended September 30, 2006 and 2005, respectively, due primarily to reduced sales levels, lower material margins due to commodity cost increases and competitive pricing pressures and a less favorable product sales mix between years. Recreational Accessories' gross profit margin increased to 26.0% in the nine months ended September 30, 2006 from 20.7% in the nine months ended September 30, 2005. The increase is due primarily to improved material margin as a result of sourcing initiatives, pricing actions, and manufacturing efficiency and material management improvement initiatives.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.7% and 9.7% for the nine months ended September 30, 2006 and 2005, respectively, and operating profit increased $10.1 million, or 13.3%, to $85.4 million for the nine months ended September 30, 2006, from $75.3 million for the nine months ended September 30, 2005. Packaging Systems' operating profit margin was 17.7% and 16.9% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $3.4 million for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005 due to margin earned on increased sales levels between years, improved material margins a result of moderating raw material costs and reduced spending on selling, general and administrative activities between years as a percentage of sales. Energy Products' operating profit margin was 14.7% and 11.9% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit improved $6.0 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as increases in margin earned due to higher sales levels and better absorption of fixed operating costs were partially offset by higher selling, general and administrative expenses, which principally increased due to higher asbestos litigation defense costs. Industrial Specialties' operating profit margin was 20.7% and 19.6% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $3.7 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increased sales levels in four of the five businesses in this segment, improved material margin, and more favorable product mix, which were partially offset by higher selling, general and administrative expenses, which principally increased due to higher employee related compensation and benefit costs. RV & Trailer Products' operating profit margin was 11.7% and 13.6% for the nine months ended September 30, 2006 and 2005, respectively. Operating profit declined $4.4 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due primarily to the decline in sales levels, the impact of lower material margins due to commodity cost increases and competitive pricing pressures and a less favorable product sales mix between years. Recreational Accessories' operating profit margin was 6.1% and 3.5% in the nine months ended September 30, 2006 and 2005, respectively. Operating profit increased $5.5 million to $14.3 million for the nine months ended September 30, 2006 as compared to $8.8 million for the nine months ended September 30, 2005 due primarily to increased material margins and improved productivity, offset in part by higher selling, general and administrative expenses due to increased promotional spending to support greater retail channel sales activity and an increase in distribution costs from our South Bend facility associated, in part, with the closure of our Sheffield operations.

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

        Packaging Systems' gross profit increased approximately $4.6 million to $47.2 million, or 29.8% of sales, for the nine months ended September 30, 2006, from $42.6 million, or 29.3% of sales, for the nine months ended September 30, 2005. Of the increase in gross profit between years, $3.8 million is attributed to the sales level increase between years and approximately $1.9 million is attributed to improved material margin, as a result of moderating raw material costs, offset in part by approximately $1.2 million in higher period operating costs in support of the increased sales levels.

        Packaging Systems' selling, general and administrative costs increased approximately $1.4 million to $19.3 million, or 12.2% of sales, during the nine months ended September 30, 2006 as compared to $17.9 million, or 12.3% of sales, in the nine months ended September 30, 2005. Overall, selling, general and administrative expenses increased approximately $1.8 million in the nine months ended September 30, 2006, which was offset in part by $0.4 million of expense incurred in the nine months ended September 30, 2005 related to completion of Compac's facilities consolidation, which did not recur in 2006.

        Packaging Systems' operating profit increased $3.4 million to $28.0 million, or 17.7% of sales, during the nine months ended September 30, 2006 from $24.6 million, or 16.9% of sales, in the nine months ended September 30, 2005, due primarily to higher sales levels, improved material margin as a result of moderating raw material costs, and lower selling and administrative costs as a percentage of sales between years.

        Packaging Systems' Adjusted EBITDA increased $7.0 million to $38.4 million, or 24.2% of sales, for the nine months ended September 30, 2006 from $31.4 million, or 21.6% of sales, for the nine months ended September 30, 2005. Of this amount, approximately $1.9 million was due to net losses on transactions denominated in foreign currencies in the nine months September 30, 2005 compared to a $0.2 million gain on such similar transactions for the nine months ended September 30, 2006. Otherwise, the improvement in Adjusted EBITDA was consistent with the improvement in operating profit.

        Energy Products.    Net sales increased $21.9 million, or 23.0%, to $117.2 million for the nine months ended September 30, 2006 from $95.3 million for the nine months ended September 30, 2005. Of this amount, $5.0 million represents increased demand from existing customers for slow speed engine products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada, and $4.2 million represents market share gains due to extended product line offerings for various engine models, principally in Canada, and expanded replacement parts offerings, mainly for the Waukesha and CAT engine lines. An additional $3.1 million of the sales increase is the result of further organic growth throughout Arrow Engine's other distribution channels, due to overall positive economic industry conditions. Within our specialty gasket business, sales increased $7.9 million as a result of increased demand from existing customers due to continued high levels of turnaround activity at petrochemical refineries, and $1.7 million due to increased international sales, principally in Latin America, the Far East and Europe.

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

        Selling, general and administrative expenses in the nine months ended September 30, 2006 increased $2.3 million to $16.8 million, or 14.4% of sales, from $14.5 million, or 15.3% of sales, for the nine months ended September 30, 2005. Of the increase between years, $0.9 million is due to increased asbestos litigation defense costs in our specialty gasket business, while other selling, general and administrative expenses within this segment increased a net $1.4 million compared to the same period a year ago, as Energy Products achieved increased sales levels without a proportionate increase in selling, general and administrative costs due to the relatively fixed-cost nature of this segment's existing distribution network, particularly with respect to sales of specialty gaskets.

        Operating profit within Energy Products improved $6.0 million to $17.3 million, or 14.7% of sales, for the nine months ended September 30, 2006 from $11.3 million, or 11.9% of sales, for the nine months ended September 30, 2005, due primarily to higher sales levels and better absorption of fixed operating costs between years, and lower selling costs as a percentage of sales between years, due to the relatively fixed-cost nature of this segment's existing distribution network.

        Energy Products' Adjusted EBITDA increased $5.8 million to $19.0 million, or 16.2% of sales, for the nine months ended September 30, 2006 from $13.2 million, or 13.8% of sales, for the nine months ended September 30, 2005, consistent with the improvement in operating profit between years.

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

        Industrial Specialties' Adjusted EBITDA increased $3.7 million to $32.1 million, or 23.6% of sales, for the nine months ended September 30, 2006 from $28.4 million, or 22.7% of sales, for the nine months ended September 30, 2005, consistent with the improvement in operating profit between years.

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

        RV & Trailer Products' gross profit decreased $4.8 million to $32.9 million, or 21.8% of sales, for the nine months ended September 30, 2006 from approximately $37.7 million, or 23.4% of sales, in the nine months ended September 30, 2005. Compared to the same period in 2005, $3.6 million of the decline in gross profit is due to reduced sales levels between years, $2.4 million is attributed to lower material margins as a result of commodity cost increases and competitive pricing pressures and less favorable product mix, and $0.4 million is due to higher fixed manufacturing expense as a result of the startup of our new Thailand manufacturing facility. These amounts were offset by approximately $1.4 million in reduced variable manufacturing spending associated with cost reduction initiatives implemented in 2005.

        RV & Trailer Products' selling, general and administrative expenses were approximately the same at $15.3 million and $15.2 for the nine months ended September 30, 2006 and 2005, respectively. Selling, general and administrative expenses as a percent of sales were 10.1% and 9.4% in the nine months ended September 30, 2006 and 2005, respectively.

        RV & Trailer Products' operating profit declined $4.4 million to approximately $17.6 million, or 11.7% of sales, in the nine months ended September 30, 2006 from $21.9 million, or 13.6% of sales, in the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the decrease in operating profit is primarily attributed to the aforementioned decline in sales, lower material margins as a result of commodity cost increases and competitive pricing pressures, and a less favorable product sales mix as compared to the same period a year ago.

        RV & Trailer Products' Adjusted EBITDA decreased $4.5 million to $22.9 million, or 15.2% of sales, for the nine months ended September 30, 2006 from $27.4 million, or 17.0% of sales, for the nine months ended September 30, 2005, consistent with the decline in operating profit between years.

        Recreational Accessories.    Recreational Accessories' sales decreased $13.6 million to $234.9 million in the nine months ended September 30, 2006 from $248.5 million in the nine months ended September 30, 2005. Sales in the nine months ended September 30, 2006 were positively impacted by approximately $2.6 million due to currency exchange as our reported results in U.S. dollars were higher due to a stronger Canadian dollar. The net decrease in sales between years was principally the result of reduced consumer demand due to high gasoline prices and a continued high interest rate environment.

        Recreational Accessories' gross profit increased $9.6 million to $60.9 million, or 26.0% of sales, for the nine months ended September 30, 2006 from approximately $51.3 million, or 20.7% of sales, in the nine months ended September 30, 2005. Of this increase in gross profit, $3.5 million is attributed to material margin improvements in our retail sales channel as a result of sourcing initiatives, $4.2 million is attributed to savings as a result of the decision to purchase certain products that were previously manufactured, and $3.5 million is attributed to material margin improvements in our towing products business due to pricing actions and net favorable material usage variances at our Goshen, Indiana manufacturing facility, resulting from manufacturing efficiency and material management improvement initiatives. Gross margin was also favorably impacted by savings associated with cost reduction initiatives implemented at our Goshen, Indiana manufacturing facility in 2005, which essentially offset increased costs associated with employee benefits, transportation and energy. These improvements were offset by $3.6 million in lower gross profit attributed to the decline in sales between years.

        Recreational Accessories' selling, general and administrative expenses increased approximately $4.1 million to $46.8 million, or 19.9% of sales, during the nine months ended September 30, 2006 from $42.7 million, or 17.2% of sales, in the nine months ended September 30, 2005. The increase in selling and administrative expenses between years is due to increased advertising and promotion expenses necessary to support our retail channel sales activity, costs associated with the closure of our Sheffield operations, and increased distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

        Recreational Accessories' operating profit increased $5.5 million to approximately $14.3 million, or 6.1% of sales, in the nine months ended September 30, 2006 from $8.8 million, or 3.5% of sales, in the nine months ended September 30, 2005. The improvement in operating profit between years is the result of higher gross profit due principally to increased material margins and improved productivity, which were offset in part by increased promotion costs in our retail channel, costs associated with closure of our Sheffield operations, and increased distribution costs from our South Bend distribution facility.

        Recreational Accessories' Adjusted EBITDA increased $5.9 million to $22.4 million, or 9.6% of sales, for the nine months ended September 30, 2006 from $16.5 million, or 6.7% of sales, for the nine months ended September 30, 2005 consistent with the improvement in operating profit between years.

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

        Corporate expenses and management fees increased approximately $4.1 million to $19.9 million for the nine months ended September 30, 2006 from $15.8 million for the nine months ended September 30, 2005. The increase between years is the result of increased employee compensation costs of $3.1 million due primarily to increased incentive compensation expense and stock compensation expense as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation," increased tax, legal and audit expense of $0.3 million, and other increases in corporate operating expenses of approximately $0.7 million.

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

        Income Taxes.    The effective income tax rate for the nine months ended September 30, 2006 and 2005 was 36% and 25%, respectively. The increase in the effective rate in the quarter ended September 30, 2006 compared to the same period a year ago is primarily related to a shift in pre-tax income from lower-taxed jurisdictions to higher-taxed jurisdictions. In addition, the Company recorded a tax benefit of $0.5 million during the nine months ended September 30, 2006 in accordance with SFAS 109 due to the change in the Texas tax law signed into effect on May 19, 2006. In the nine months ended September 30, 2006, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $0.9 million and $13.4 million, respectively. The domestic pre-tax income included approximately $57.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies. In the nine months ended September 30, 2005, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $5.4 million and $8.7 million, respectively. The domestic pre-tax income included approximately $55.8 million of interest expense incurred on debt that is the obligation of U.S.-domiciled companies.

        Discontinued Operations.    In fourth quarter 2005, the Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. In the nine months ended September 30, 2006, the loss from discontinued operations, net of income tax benefit, was $16.2 million compared to a loss from discontinued operations, net of income tax benefit, of $3.8 million in the nine months ended September 30, 2005. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

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

	Year Ended December 31, 2005	Less: Nine Months Ended September 30, 2005	Add: Nine Months Ended September 30, 2006	Twelve Months Ended September 30, 2006
	(dollars in thousands)
Net income (loss), as reported	$(45,880)	$6,790	$(7,030)	$(59,700)
Bank stipulated adjustments:
Interest expense, net (as defined)	75,510	55,790	59,320	79,040
Income tax expense (benefit)(1)	(30,830)	1,020	(5,720)	(37,580)
Depreciation and amortization	41,140	31,400	29,820	39,560
Extraordinary non-cash charges(2)	73,220	—	15,850	89,070
Heartland monitoring fee and expenses(3)	4,210	3,140	3,050	4,120
Interest equivalent costs(4)	4,240	2,740	3,710	5,210
Non-cash expenses related to stock option grants(5)	310	240	1,270	1,340
Non-recurring expenses in connection with acquisition integration(6)	2,180	1,800	710	1,090
Other non-cash expenses or losses	12,660	9,240	1,690	5,120
Non-recurring expenses or costs for cost savings projects(7)	5,740	4,750	640	1,630
Discontinued operations(8)	8,800	6,290	7,490 (9)	10,000
Debt extinguishment costs(10)	—	—	8,610	8,610

Consolidated Bank EBITDA, as defined	$151,300	$123,200	$119,410	$147,510

	September 30, 2006
	(dollars in thousands)
Total long-term debt	$722,250
Aggregate funding under the receivables securitization facility	32,000

Total Consolidated Indebtedness, as defined	$754,250

Consolidated Bank EBITDA, as defined	147,510
Actual leverage ratio	5.11	x

Covenant requirement	5.75	x

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

(9)
Actual amount reported for nine months ended September 30, 2006 was $11,210,000 which is net of an asset impairment charge of $15,850,000 included in extraordinary non-cash charges, as described in Note 3, "Discontinued Operations and Assets Held for Sale."

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to the accompanying consolidated financial statements as of September 30, 2006. Based on amounts outstanding at September 30, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of June 30, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody's upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. This upgrade occurred in connection with Moody's changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. If, in connection with the consummation of any offering of our equity securities and the use of proceeds therefrom, the ratings assigned to our credit facilities by Standard & Poor's remains at B+(stable) or better and the ratings assigned to our credit facilities by Moody's remains at B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement will be reduced by 0.5% per annum.

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

Unresolved SEC Staff Comments

        The Company has received comment letters from the Staff of the Securities and Exchange Commission (SEC) in connection with the Staff's review of our Registration Statement on Form S-1 (File No. 333-136263) and subsequent amendments No. 1 and No. 2 thereto. The Company has responded to and addressed such comments. While awaiting final resolution with the Staff, the Company believes that the adjustments reflected herein will resolve all open matters.

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

        In September 2006, the FASB issued Statement of Financial Standards No. 157 (SFAS No. 157), "Fair Value Measurements." This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—and amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plans assets and obligations as of the employer's fiscal year end balance sheet (with limited exceptions). Under SFAS No. 158, the Company will be required to recognize the funded status of its defined benefit plans and to provide the required disclosures for fiscal years ending after December 15, 2006. We expect adoption of SFAS No. 158 will result in a reduction in comprehensive income and are currently evaluating the amount by which shareholders' equity may be reduced and other impacts, if any, that SFAS No. 158 will have on our consolidated financial position, results of operations and cash flows.

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

        At December 31, 2005, fair value was determined based upon the discounted cash flows of our reporting units discounted at our weighted average cost of capital of 10.0% and residual growth rates ranging from 3% to 4%. Our estimates of future cash flows will be affected by future operating performance, as well as general economic conditions, costs of raw materials, and other factors which are beyond the Company's control. Of our reporting units, Recreational Accessories and RV & Trailer Products are most sensitive to and likely to be impacted by an adverse change in assumptions. Considerable judgment is involved in making these determinations, and the use of different assumptions could result in significantly different results. For example, an approximate 50 basis point change in the discount rates or an approximate 5% reduction in estimated cash flows would result in a further goodwill impairment analysis as required by SFAS No. 142, "Goodwill and Other Intangible Assets." While we believe our judgments and estimates are reasonable and appropriate, if actual results differ significantly from our current estimates, we could experience an impairment of goodwill and other indefinite-lived intangibles that may be required to be recorded in future periods.

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

        Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 87 (SFAS No. 87), "Employer's Accounting for Pensions," No. 88 (SFAS No. 88), "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Terminated Benefits," No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pension," No. 132 (SFAS No. 132), "Employer's Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106." Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

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

Evaluation of disclosure controls and procedures

(a)
As of September 30, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) and Rule 15d-15 (e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they will meet their objectives.

(b)
On January 11, 2007, the Audit Committee of the Board of Directors approved management's recommendation that the Company's financial statements and related disclosures for the three and nine months ended September 30, 2006 be restated to reflect a reduction in estimated useful lives assigned to certain of our customer relationship intangibles as of January 1, 2006 and to file this Form 10-Q/A for the quarterly period ended September 30, 2006. The restatement is further discussed in the "Explanatory Note" in the forepart of this Form 10-Q/A and in Note 2 entitled, "Restatement" to the accompanying unaudited consolidated financial statements.

(c)
In connection with the restatement referred to above, our management, including our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the quarter covered by this report (September 30, 2006). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q/A, our disclosure controls and procedures were effective. In concluding that our disclosure controls and procedures were effective as of September 30, 2006, our management considered, among other things, the circumstances that resulted in the restatement of our previously issued financial statements. Specifically, management concluded that the decision to restate its financial statements was due to a change in judgment with respect to evaluating the impact of qualitative factors on the period of expected future benefit related to these customer relationship intangibles and that the Company's internal control system originally operated such that management's original estimate of assigned useful lives had a reasonable basis. Therefore, management believes that their original conclusions that disclosure controls and procedures and internal control over financial reporting were effective as of September 30, 2006 remain appropriate.

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

        As of September 30, 2006, these remedial actions have been completed. As more fully discussed in Note 3 "Discontinued Operations and Assets Held for Sale," the Company's industrial fasteners business is reported as discontinued operations.

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

QuickLinks

Explanatory Note
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity Nine Months Ended September 30, 2006 (Unaudited and restated—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION TRIMAS CORPORATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits.
Signature