Form 10-K
period 2006-12-31
TRIMAS CORP
filed 2007-03-22
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐        No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act. Yes ☐        No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐        No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐        No ☒

        There is currently no public market for the Registrant's common stock.

        As of March 22, 2007, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 20,759,500 shares.

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

  •
  We have significant goodwill and intangible assets. We incurred a significant impairment of our goodwill in 2006. Future impairment of our goodwill and intangible assets could have a material adverse impact on our financial results;

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

        We disclose important factors that could cause our actual results to differ materially from our expectations under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

PART I

Item 1. Business

        We are a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. Most of our businesses share important characteristics, including leading market shares, strong brand names, broad product offerings, established distribution networks, relatively high operating margins, relatively low capital investment requirements, product growth opportunities and strategic acquisition opportunities. We believe that a majority of our 2006 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories. In addition, we believe that in many of our businesses, we are one of only a few manufacturers in the geographic markets where we currently compete.

Our Business Segments

        We operate through five business segments, which had net sales and operating profit (loss) in 2006 as follows: Packaging Systems (net sales: $204.2 million; operating profit: $33.8 million); Energy Products (net sales: $157.0 million; operating profit: $22.8 million); Industrial Specialties (net sales: $182.0 million; operating profit: $38.8 million); RV & Trailer Products (net sales: $190.7 million; operating loss: $79.7 million); and Recreational Accessories (net sales: $286.6 million; operating loss: $4.9 million).

        In the fourth quarter of 2006, we recorded a non-cash goodwill impairment charge of $97.5 million and $19.0 million in our RV & Trailer Products and Recreational Accessories segments, respectively. The charge resulted from a decrease in the estimated fair value of these reporting units, primarily due to declining sales and/or profitability in 2006 as compared to sales and profitability levels in prior years and our operating plan and changes in their estimated market values.

        In the fourth quarter of 2005, we reached a decision to sell our industrial fastening business. The industrial fastening business consisted of operating locations in Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. During the fourth quarter of 2006, we sold our Wood Dale, Illinois and Lakewood, Ohio operating locations of the industrial fastening business. We sold the remaining Frankfort, Indiana operating location of the industrial fastening business in February 2007. The information presented herein (information, amounts and description) excludes the business we decided to exit and these operations are presented as discontinued operations and assets held for sale.

        Each segment has distinctive products, distribution channels, strengths and strategies, which are described below.

Packaging Systems

        We believe Packaging Systems is a leading designer, manufacturer and distributor of specialty, highly engineered closure and dispensing systems for a range of niche end markets, including steel and plastic industrial and consumer packaging applications. We also manufacture specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor retarders in commercial and industrial construction applications. We believe that Packaging Systems is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Packaging Systems manufactures high performance, value-added products that are designed to enhance its customers' ability to store, ship, process and dispense various products in the industrial, agricultural, consumer and pharmaceutical markets. Similarly, Packaging Systems' vapor retarder products enable us to offer customers a complete systems approach to insulation installation. Packaging Systems' products include steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems, such as pumps and specialty sprayers, and flame retardant facings, insulation jacketings, and pressure-sensitive specialty tape products.

        Our Packaging Systems brands, which include Rieke®, Englass®, Stolz® and Compac™, are well established and recognized in their respective markets.

  •
  Rieke, located in Auburn, Indiana, designs and manufactures traditional industrial closures and dispensing products in North America and Asia. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs.

  •
  Englass, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering "know-how" is applicable to the consumer dispensing market in North America and other regions, which we believe provides significant opportunities for growth.

  •
  We believe that Rieke Germany GmbH (Rieke Germany), which designs, manufactures and distributes products under our Stolz® brand, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

  •
  Rieke Italia, located in Italy, specializes in ring and lever closures that are used in the European industrial market. This specialty closure system is also sold into the North American Free Trade Agreement (NAFTA) markets.

  •
  Compac, located in Hackettstown, New Jersey, manufactures flame-retardant facings, insulation jacketings, and pressure-sensitive tapes used in conjunction with fiberglass insulation as vapor retarders. Combined with facing and jacketing products, pressure-sensitive specialty tapes enable us to offer customers a complete systems approach to insulation installation. A line of industrial pressure-sensitive tapes further extends Compac's presence into the industrial, automotive and electronic markets.

Competitive Strengths

        We believe Packaging Systems benefits from the following competitive strengths:

  •
  Strong Product Innovation. We believe that Packaging Systems' research and development capability and new product focus is a competitive advantage. For more than 80 years, Packaging Systems' product development programs have provided innovative and proprietary product solutions, such as the ViseGrip® steel flange and plug closure, the Poly-ViseGrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Packaging Systems' emphasis upon highly engineered packaging solutions and research and development has yielded 135 issued and enforceable patents and 218 patent applications pending. Packaging Systems has approximately 18 technical employees responsible for new product development, improving existing products and designing automation equipment to assist in cost reductions, both internally and at our customers' locations.

  •
  Customized Solutions that Enhance Customer Loyalty. A significant portion of Packaging Systems' products are customized for end-users. For example, the installation in customer drum and pail plants of customized, patent protected, Rieke-designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, we are able to support favorable pricing and generate a high degree of customer loyalty. Rieke has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

  •
  Leading Market Positions and Global Presence. We believe that Packaging Systems is a leading designer and manufacturer of vapor retarders, pressure sensitive tapes, steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Packaging Systems maintains a global presence, reflecting its global opportunities and customer base. Packaging Systems' headquarters is located in Auburn, Indiana, which is also the site of Rieke's manufacturing and technology center. Rieke also has manufacturing operations in Mexico, England, Germany, Italy and China. Compac's manufacturing and technology center is located in Hackettstown, New Jersey. Rieke also maintains warehouse locations in Australia and France. All of Rieke's manufacturing facilities have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

  •
  Strong Customer Relationships. Packaging Systems benefits from long-standing relationships with many of its customers. We believe that Packaging Systems' high level of customer recognition is due to its emphasis on product development, product quality and performance characteristics and the maintenance of high customer service standards. Packaging Systems also provides extensive in-house design and development technical staff to provide solutions to customer requirements for closures, dispensing and insulation applications.

Strategies

        We believe Packaging Systems has significant opportunities to grow, including:

  •
  New Product Applications. We believe that Packaging Systems has significant opportunities to apply its existing highly engineered product technology to new consumer products and pharmaceutical product applications, particularly in North America, and to develop new products. Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering. During calendar year 2006, we introduced three major new dispensing products into various markets. The first of these products is a specialty pump for the skin care markets. The second new offering was a dispenser, which targets the foods market. A third offering was a complete redesign of our 55-gallon drum closures. The new design provides anti-backoff features which are essential in the transport of liquid.

  •
  Product Cross-Selling Opportunities. Recently, Rieke began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke on these broader product offerings.

  •
  Increased International Presence. Packaging Systems is seeking to increase its international manufacturing and sales presence. For example, Rieke opened a production and assembly facility in Hangzhou, China during the first quarter of 2004. This facility produces and assembles many of Rieke's recently introduced products and will manufacture certain of its anticipated new product launches as well. This location was selected since many of these new products have multiple components for which assembly is a major cost factor. Automation of the assembly process in certain of these products can be either technically difficult or costly. Rieke's facility in China provides it access to a skilled, but significantly lower-cost, labor market for assembly operations. In addition, Packaging Systems believes there is a growing market in the Far East for both Rieke's and Compac's products because many multinational customers require product availability throughout the world, including in the Asian market. During 2005, Packaging Systems' marketing plan for Asia was developed and is currently being implemented.

  •
  Acquisition Opportunities. We believe Packaging Systems has significant opportunities to grow its business through disciplined, strategic acquisitions. There are many companies participating in product and application markets that have similar product technologies and/or a common customer base. By acquiring such companies, Packaging Systems may obtain new product technologies to be sold to its existing customers, or new customers to whom the broader Packaging Systems product portfolio can be offered.

Marketing, Customers and Distribution

        As of December 31, 2006, Packaging Systems employed approximately 33 salespeople throughout the world. Approximately 24 of these employees are located in the NAFTA and European regions. Packaging Systems also uses third-party agents and distributors in key geographic markets, including Europe, South America and Asia. Approximately 92% of Packaging Systems' net sales are originated by its employee sales force.

        Rieke's agents and distributors primarily sell directly to container manufacturers and to users or fillers of containers. While the point of sale may be to a container manufacturer, Rieke, via a "pull through" strategy, calls on the container user or filler and suggests that it specify that a Rieke product be used on its container.

        To support its "pull-through" strategy, Rieke offers more attractive pricing on Rieke products purchased directly from Rieke and Rieke products that the container users or fillers specify that the container manufacturer apply to the container. Users or fillers that use or specify Rieke's products include industrial chemical, agricultural chemical, petroleum, paint, personal care, pharmaceutical and sanitary supply chemical companies such as BASF, Bayer, Chevron, Dupont, General Electric, ICI Paints, Lucas Oil, Sherwin-Williams, and Warren Oil, among others.

        Packaging Systems' primary customers include Berlin Packaging, Boots, Certainteed, Diversey, Ecolab, Knauf, Lyons Magnus, Manson Insulation, Owens-Corning, Pepsi, Pharmacia, Schering Plough, Shell Oil and Wings Foods as well as major container manufacturers around the world. Packaging Systems maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

Manufacturing

        Rieke's manufacturing facilities are located in Auburn, Indiana; Hamilton, Indiana; Mexico City, Mexico; Leicester, England; Neunkirchen, Germany; Valmadrera, Italy; and Hangzhou, China. Compac's manufacturing facility is located in Hackettstown, New Jersey. Rieke's steel closure and dispensing production takes place at the Auburn, Indiana and Valmadrera, Italy sites, while the remaining Rieke production sites are plastic injection molding and assembly locations only. At Auburn, Indiana, there is also plastic molding machinery, while Compac's Hackettstown, New Jersey location focuses on the manufacture of vapor retarders and pressure-sensitive tapes. Our technology centers' equipment and product design, research and automation equipment is located in Auburn, Indiana and Hackettstown, New Jersey.

        Rieke's steel closure and dispensing facilities include medium tonnage stamping machines using progressive dies. Ancillary production equipment includes high-speed internally designed automation equipment, paint and coating equipment and plating facilities.

        Rieke's injection-molded plastic manufacturing sites use a variety of resins including polyethylene, polypropylene and nylon raw materials. There is high-speed equipment at all locations except our China facility. This equipment is used to assemble multiple components into a finished product. Components of a finished product can range from two components to in excess of ten components.

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

        In the industrial steel closure product line our competitors within the NAFTA market include Greif Closure Systems and Technocraft. In the industrial plastic 55-gallon drum closure line, our primary competitor is Greif. In the 5-gallon container closure market, our primary competitors are Greif, Bericap and APC. Our primary competitors in the ring and lever product line are Self Industries and Technocraft. In the dispensing product lines, our major competitors are Calmar, Aptar, Airspray and Indesco.

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

        In the market for pressure-sensitive specialty tapes, Compac competes with 3M, MACtac, Venture and Scapa, while our principal competitor in vapor retarders is Lamtec.

Energy Products

        We believe Energy Products is a leading designer, manufacturer and distributor of a variety of engines and engine replacement parts and accessory products for the oil and gas industry as well as metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets. Our companies and brands which comprise this segment include Lamons® Gasket and Arrow® Engine.

        Lamons manufactures and distributes metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. Gaskets and complementary fasteners are supplied both for industrial original equipment manufacturers and maintenance repair operations.

        Arrow Engine manufactures specialty engines, chemical pumps and engine replacement parts for the oil and natural gas extraction and other industrial engine markets, which are distributed through a worldwide distribution network with a particularly strong presence in the U.S. and Canada.

Competitive Strengths

        We believe Energy Products benefits from the following competitive strengths:

  •
  Leading Market Positions and Strong Brand Names. We believe Lamons is the largest gasket supplier to the domestic petroleum industry, while Arrow Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main engine lines and offers a full range of replacement parts for an additional seven engine lines, which are widely used in the energy industry and other industrial applications.

  •
  Broad Product Portfolio. Arrow Engine currently offers a broad range of products within the oil and gas industry and industrial engine markets. New product development and expanding complimentary product offerings to these existing markets are key initiatives for Arrow Engine while expanding into new energy markets through its distributors.

  •
  Application Engineering Expertise. Since its founding in 1955, Arrow Engine has been developing innovative products and product lines that add significant value in oil and gas industry markets. Recent examples include introduction of the A54 model engine which adds a standard configuration, multi-cylinder engine for pumpjack and progressive cavity pump applications. Additionally, we developed a new 6 horsepower single cylinder engine introduced to the market for smaller, pumpjack applications. In each instance, Arrow Engine enjoys exclusive distribution rights of these engine models in the oil and gas extraction markets.

  •
  Established and Extensive Distribution Channels. Our Energy Products businesses utilize an established hub-and-spoke distribution system whereby our primary manufacturing facility supplies product to our highly knowledgeable network of worldwide distributors, which are located in close proximity to our primary customers. This established network allows us to add new customers in various locations or to increase distribution to existing customers with relatively small increases in incremental costs. Our experienced in-house sales support team works with our network of distributors to create a strong market presence in all aspects of the oil and gas and petrochemical refining industries.

Strategies

        We believe Energy Products has significant opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities, as well as through strategic acquisitions.

  •
  Strong Product Innovation. Energy Products has a history of successfully creating and introducing new products. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by Caterpillar, Waukesha, Ajax and Gemini. Lamons has developed a special spiral-wound WRI-LP gasket designed for the hydrochloric alkylation process at refineries.

  •
  Entry into New Markets and Development of New Customers. Energy Products has significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from China, and plans to enter markets in Europe, Asia and South America. Arrow Engine continues to focus on expanding market share in the United States and Canadian markets for oilfield pumping and gas compression engines and expanding its marketing and distribution capabilities to new geographic regions outside the United States and Canada including, Russia, Eastern Europe, Asia and Africa.

  •
  Pursue Lower-Cost Manufacturing and Sourcing Initiatives. As the businesses in Energy Products expand and develop, we believe that there will be further opportunities to reduce their cost structures through streamlining manufacturing, overhead and administrative functions, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. In 2004, Lamons completed a major initiative to transfer several manufacturing facilities and consolidate distribution, sales and administrative functions into its Houston, Texas headquarters. More recently, Lamons has established manufacturing capability in Hangzhou, China to provide a lower cost manufacturing alternative for specific standard product lines and to provide support to current and potential customers that operate refineries in Asia. Arrow Engine has established an extensive sourcing capability in China and India to manufacture main engine components and various other engine parts and has increased related foreign parts purchases from $6.5 million or 25.0% of total material purchases to $8.9 million or 26.0% of total material purchases in the past two years.

  •
  Strategic Acquisitions. Energy Products has significant opportunities to expand its businesses with selected strategic acquisitions. The markets served by businesses in this segment tend to have relatively few competitors. As a result, strategic "bolt-on" acquisitions, in which the acquirer buys and consolidates another industry participant, are often available. Acquisitions can also facilitate new market entries, product line extensions and the development of new customers and/or distribution channels. An example of a strategic "bolt-on" acquisition in this segment was the acquisition of Haun Industries in 2002 by Arrow Engine.

Marketing, Customers and Distribution

        Given the niche nature of many of our products, Energy Products relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. The narrow end-user base of many of these products makes it possible for Energy Products to respond to customer-specific engineered applications and provide a high degree of customer service. Gasket sales are made directly from the factory to major customers through eleven sales and service facilities in major regional markets, or through a large network of independent distributors. Lamons' overseas sales are either through Lamons' licensees or through its many distributors. Arrow Engine markets product through a network of distributors, many with strong ties to larger energy companies that offer a wide range of products and services in the global oil and gas industry. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. Significant Energy Products' customers include BPAmoco, C.E. Franklin, Chevron, Dow, ExxonMobil, McJunkin Corporation, National Oilwell, Shearer, Weatherford Artificial Lift, and Wilson Supply.

Manufacturing

        Within Energy Products, Lamons utilizes a complete assortment of advanced gasket fabricating technologies including laser cutting for metal products and water jet cutting for certain non-metallic gaskets. In addition, Lamons has a full range of CNC machining capabilities to fabricate API ring joint gaskets to a maximum diameter of 70 inches, while its Kammpro gaskets can be fabricated in whatever diameter size is required by its customers. Lamons also owns and continues to develop proprietary equipment to manufacture spiral wound and heat exchanger gaskets.

        More recently, Lamons has established a manufacturing facility in Hangzhou, China. Within six months, this facility reached expected productivity targets on their initial product line, and provides a lower cost manufacturing alternative for specific product lines. The facility has been approved as a source for major Lamons customers and is expected to increase its share of production shipped to Asian and European customers in the near term.

        Arrow Engine has its distribution and assembly processes at its principal facility in Tulsa, Oklahoma. A highly specialized network of machine shops and manufacturers serves as the supplier base with many engine components purchased as raw castings. Approximately, 35% of materials are purchased in a ready for shipment state, while 65% are assembled into marketable products such as engines, engine kits or chemical pumps.

Competition

        Energy Products' primary competitors include Garlock (EnPro) and Flexitallic in gaskets; Waukesha Engine, CAT and Cummins in engines and engine replacement parts; and Texsteam and Williams Pumps in the chemical pump line. Energy Products' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty. This supplements lower cost manufacturing and relevant industry experience in promoting each of our business' competitiveness.

Industrial Specialties

        We believe Industrial Specialties is a leading designer, manufacturer and distributor of a diverse range of industrial products for use in niche markets within the aerospace, industrial, defense and medical equipment markets. This segment's products include aerospace fasteners, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, precision tools, tube nuts and fittings, military ordnance components and steel cartridge cases. In general, these products are highly-engineered, customer-specific items that are sold into niche markets with few competitors.

        Industrial Specialties' brands, including Monogram Aerospace Fasteners, Norris Cylinder, Hi-Vol Products, Keo® Cutters and Richards Micro-Tool, are well established and recognized in their respective markets.

  •
  Monogram Aerospace Fasteners. We believe Monogram is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial and military aircraft construction and assembly. Monogram currently has nine active patents worldwide. We believe Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok® and Composi-Lok®II blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

  •
  Norris Cylinder. Norris is one of the few manufacturers in North America that provide a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris' large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Other products Norris manufactures include seamless low-pressure chlorine cylinders and ASME-approved accumulator cylinders primarily used for storing breathing air and nitrogen. Norris markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups as well as equipment manufacturers.

  •
  Precision Tool Company. Precision Tool Company produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills, reamers, master gears and gauges. Markets served by these products include the industrial, aerospace, automotive and medical equipment industries. We believe Precision Tool Company's Keo® brand is the market share leader in the industrial combined drill and countersink niche. We believe Richards Micro-Tool is a leading supplier of miniature end mills to the tool-making industry. Richards Micro-Tool has also been successful in providing the growing medical device market with bone drills and reamers.

  •
  Hi-Vol Products. We believe Hi-Vol Products (Hi-Vol) is a market leading supplier of tube nuts and other cold formed parts to the automotive and industrial markets of North America. The products supplied by Hi-Vol are engineered to exacting specifications that are used in any number of fluid handling applications, including power steering lines, brake lines and transmission and oil cooling lines. Hi-Vol's market leading position is attributable to its long standing reputation for quality and innovation in the area of male tube nuts.

  •
  NI Industries. NI Industries manufactures large diameter shell casings provided to the United States government and rocket launchers sold to foreign defense markets. We believe NI Industries is a leading manufacturer in its product markets, due in part to its capabilities in the entire metal-forming process from the acquisition of raw material to the design and fabrication of the final product. This gives NI Industries the flexibility and capacity to fully address the varied requirements of the munitions industry. The ability to form alloyed metals into the complex configurations needed to meet precise specifications in producing quality parts is a strength of this business. We believe that NI Industries is the only manufacturer in North America currently making deep-drawn steel cartridge cases. NI Industries has the capability to manufacture mortar shells and projectiles as well as rocket and missile casings using both hot and cold forming methods. In the third quarter of 2005, the Riverbank, California facility of NI was named on the final Base Realignment and Closure (BRAC) list. NI Industries is working with military and government personnel to provide continuing services at the ultimate location of the production lines currently managed by NI in Riverbank.

Strategies

        Industrial Specialties' businesses have opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities, as well as through strategic acquisitions.

  •
  Strong Product Innovation. The Industrial Specialties segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. For instance, Monogram developed the OSI-Bolt® fastener, the first aerospace blind fastener approved to replace traditional two piece fasteners in certain applications on the primary aircraft structure. Monogram is also working with current customers on the rollout of application specific fasteners including the Ti-OSI™, a light-weight titanium version of the OSI-Bolt ® fastener, and the next generation Composi-Lok®, which offers a flush break control, eliminating the need for the customer to perform a costly shaving/trimming operation. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. Norris Cylinder has recently developed a lightweight, high volume acetylene cylinder for trailer applications. Precision Tool Company is developing new products for use in the medical tool market. In recent periods, Hi-Vol has been able to achieve growth through a combination of effectively marketing their differentiated male tube nut designs to end customers, bundling complimentary products with their core male tube nut product line and working with customer engineering organizations to convert high cost screw machine products that are supplied by competitors to similar products that are manufactured by Hi-Vol using the cold forming process.

  •
  Entry into New Markets and Development of New Customers. The Industrial Specialties segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In the last several years, Hi-Vol secured an exclusive global license to a specific thread configuration that has been used successfully by a number of its customers to minimize the occurrence of cross-threading during the assembly of brake and steering systems. In addition, Hi-Vol has more recently developed its own proprietary design for a male tube nut variation that is designed to eliminate all instances of cross-threading during the assembly process. Precision Tool Company continues to expand its offerings and capabilities in the market for medical equipment tools.

  •
  Strategic Acquisitions. The Industrial Specialties segment has opportunities to expand its businesses with selected strategic acquisitions. The markets served by this group tend to have relatively few competitors. Additionally, strategic complementary acquisitions, in which the acquirer buys and consolidates another industry participant, are often available. Acquisitions can also facilitate new market entries, product line extensions and the development of new customers and/or distribution channels.

Marketing, Customers and Distribution

        Industrial Specialties' customers operate primarily in the aerospace, industrial, commercial, defense, transportation, and medical equipment industries. Given the niche nature of many of our products, the Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram's aerospace fasteners and Hi-Vol's automotive fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products. Hi-Vol sells its products to distributors and manufacturers in automotive markets. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airbus, Air Liquide, Boeing, Cooper-Standard Automotive, Honeywell, Kaplan Industries, Martinrea, Medtronic, MSC Industrial, Peerless, TI Automotive, Wesco, Western International and Worthington Cylinders.

Manufacturing

        Industrial Specialties employs various manufacturing processes including CNC machining and stamping, fluting, forging, coating, and cold heading and forming. Monogram manufactures and assembles highly-engineered specialty fasteners for the domestic and international aerospace industry in its Commerce, California facility. Hi-Vol manufactures tube nuts and fittings for the automotive industry in its Livonia, Michigan facility. Norris uses a hot billet pierce process to produce a seamless steel cylinder with integral bottom and sides for high-pressure applications in accordance with DOT 3AA and other international specifications in its Longview, Texas facility. In addition, Norris provides service in massing operations of acetylene cylinders where we produce monolithic porous filler for use per DOT 8/TC 8WM or DOT 8AL/TC 8WAM specifications. Precision Tool Company manufactures millions of precision tools every year in its Warren, Michigan and Plymouth, Massachusetts facilities. The process includes CNC high-speed, high-precision grinding, turning and milling.

Competition

        This segment's primary competitors include Cherry (PCC) and Fairchild Fasteners (Alcoa) in aerospace fasteners and H&L (Chicago Rivet) and Nagano in tube nuts and fittings. We believe that Monogram is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. Other competitors include Harsco and Worthington in cylinders; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. Industrial Specialties' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors.

RV & Trailer Products

        We believe RV & Trailer Products is a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered trailer products, lighting accessories and roof racks for the trailer original equipment manufacturer, recreational vehicle, agricultural/utility, marine and commercial trailer markets. We believe that RV & Trailer Products' brand names and product lines are among the most recognized and extensive in the industry.

        RV & Trailer Products' brands and main product categories are sold through a wide range of distribution channels and are described below:

  •
  The Fulton® and Bulldog® brands include trailer products and accessories, such as jacks, winches, couplers, trailer wiring, converters, ramps and fenders. These brands are sold through independent installers, trailer OEMs and distributor channels serving the marine, agricultural, industrial and horse/livestock market sectors.

  •
  The Tekonsha® brand is the most recognized name in brake controls and related brake components. These products are sold through automotive, recreational vehicle and agricultural distributors and OEMs.

  •
  The Bargman® and Wesbar® brands are recognized names for recreational vehicle and marine lighting, respectively. Bargman®-branded products include interior and exterior recreational vehicle lighting products and accessories, such as license plate lights and brackets, porch and utility lights, assist bars, door locks and latches, and access doors, while Wesbar®-branded products include submersible and utility trailer lighting. These brands and products are sold through independent installers, trailer and recreational vehicle OEMs and wholesale distributors, and marine retail specialty stores.

Competitive Strengths

        We believe RV & Trailer Products benefits from the following competitive strengths, including:

  •
  Leading Market Positions. RV & Trailer Products primarily competes in highly fragmented niche markets where no single competitor possesses a comparable breadth of products and distribution. We believe that we are one of the leading designers and manufacturers of aftermarket products to outfit and accessorize light trucks, recreational vehicles and trailers for both recreational and commercial use. We believe RV & Trailer is one of the largest suppliers of trailer products to its primary channels, including the independent installer and wholesale distributor channels. Also, we supply products to the recreational vehicle aftermarket and RV OEMs. The group's Performance Products division is a major player in national marine, horse livestock and general agricultural markets.

  •
  Strong Brand Names. We believe RV & Trailer Products' brands include many of the leading names in its respective product categories and markets. This segment's brand portfolio includes such well established names as Bulldog®, Tekonsha®, Fulton®, Wesbar®, ROLA™, Hayman-Reese™ and Bargman®. We believe that such recognized brands provide the RV & Trailer Products segment with a significant competitive advantage. RV & Trailer Products has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names and tiered-pricing strategy.

  •
  Diverse Product Portfolio. The RV & Trailer Products segment benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, RV & Trailer Products is able to provide a complete solution to satisfy its customers' needs. This segment's electrical product offerings feature a broad range of lighting components including incandescent, LED, halogen and fluorescent lighting, T-connectors and wiring harnesses. RV & Trailer Products also offers a range of braking products including proportional, timed, inertial and electrical brake controls for automotive applications and related brake components. This segment's trailer product portfolio includes winches, jacks, couplers, fenders, trailer brakes and ramps.

  •
  Flexible Manufacturing Capability. As a result of significant restructuring activity completed over the last two years, RV & Trailer Products has improved the flexibility of its manufacturing capability. RV & Trailer Products has the ability to produce, quickly and efficiently, low-volume, customized products in-house at its manufacturing facilities while outsourcing high-volume production to lower cost foreign manufacturers. RV & Trailer Products has in-house wiring harness design and manufacturing capabilities, and one of the industry's largest research and development facilities for both testing and design.

Strategies

        We believe that RV & Trailer Products has significant opportunities to grow through new product introductions, cross-selling products across channels, and providing complete product solutions.

  •
  Strong Product Innovation. Historically, RV & Trailer Products has developed and successfully launched new products and presently is developing a range of product innovations. In trailer- related products, new introductions include pivot tongue couplers, heavy-duty jacks and winches. In electrical products there have been innovations in auto leveling brake controls, LED lighting and electrical accessories.

  •
  Cross-Selling Products Across Distribution Channels. We believe that RV & Trailer Products has significant opportunities to introduce products into new channels of distribution that traditionally concentrated in other products or product lines. For example, Recreational Accessories' retail channel now offers a range of trailer products and accessories, including ramps that have traditionally been available only in the trailer distributor and OE channels. RV & Trailer Products has also developed strategies to introduce its products into new markets, including the local Thailand market where this segment's Australian operation recently launched a new plant.

  •
  Provide Trailering Solutions. As a result of its broad product portfolio, RV & Trailer Product is well positioned to provide customers with complete solutions for trailering needs. Due to this segment's product breadth and depth, RV & Trailer Products believes it can provide customers with compelling value propositions with superior features and convenience. In many instances, RV & Trailer Products can offer more competitive pricing by providing complete sets of products rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide "one stop shopping" to customers.

Marketing, Customers and Distribution

        As of December 31, 2006, the RV & Trailer Products group employs 35 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, there are 23 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. RV & Trailer Products' product offerings are distributed through a variety of channels. The segment employs a dedicated sales force in each of the primary channels, including the national accounts, automotive and recreational vehicle OEMs, installer/distributor, trailer OEM and trailer aftermarket/distributor channels.

        RV & Trailer Products' product offerings are distributed through a variety of channels. These channels include installer/distributor (automotive, recreational vehicle and trailer) and OEMs (automotive, recreational vehicle, and trailer). RV & Trailer Products' Fulton®, Bulldog® and Wesbar®-branded trailer and related accessory products are sold directly to major trailer OEMs and recreational vehicle distributors. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. RV & Trailer Products relies upon strong historical relationships, significant brand heritage and its broad product offerings to bolster its trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft and large commercial-industrial trailer users, as well as horse and livestock trailering customers.

        In 2005, RV & Trailer Products re-focused its electrical products business unit and trailer products business unit into a newly formed "center of excellence" to provide service and value into the marine, agricultural, industrial, horse/livestock trailer and recreational vehicle markets. We believe this reorganization has improved RV & Trailer Products' deployment of sales, marketing, brand management, product management and distribution functions that currently serve the broad-based trailer aftermarket and OEM market segments. The combination of these businesses advances RV & Trailer Products towards a single customer interface and provides an integrated solution to better synchronize the breadth and depth of its product offerings and outstanding service performance for its customers, while also capitalizing on additional economies of scale. Moreover, this reorganization will enable further refinement of business processes to increase organizational flexibility and better enable RV & Trailer Products to meet the dynamic business needs of its customers and the evolving demands of the diverse market segments which it serves.

Manufacturing

        In 2006, RV& Trailer Products continued to source certain finished products via our partners in China and Taiwan. Additionally, we began manufacturing activities in our new Thailand facility. We believe that both of these initiatives will further improve our cost structure and support our growth expectations within regions we currently serve and further our expansion into Asia.

        In 2005, RV & Trailer Products concluded the remaining significant integration projects across its North American manufacturing base. These projects included relocation of our Albion, Indiana wiring operation to Reynosa, Mexico, and the announced construction of our new Thailand manufacturing facility that began operation in late 2006 and manufactures towing and trailering products and related accessories in support of the local Thailand market and our existing Australian business.

        Prior to 2005, RV & Trailer Products actively integrated several acquired manufacturing facilities. In conjunction with the HammerBlow and Highland acquisitions in early 2003, we continued to streamline our manufacturing and warehousing processes to exploit beneficial economies of scale. The acquisition of HammerBlow's Juarez, Mexico facility provided RV & Trailer Products with a modern, lower cost facility, enabling optimization of the segment's entire manufacturing system. Juarez is a key component in the post-acquisition consolidation of the manufacturing system, enabling the migration of higher labor content products currently produced in Mosinee, Wisconsin to the lower cost labor environment in Juarez, Mexico.

        RV & Trailer Products' Mosinee, Wisconsin facility contains a wide range of manufacturing, distribution and research and development capabilities. Major processes at this facility include metal stamping, a steel tube mill, thread rolling and riveting, high-volume welding and assembly, significant in-house mechanical and electrical engineering capabilities and in-house tool, die and equipment maintenance capabilities. We believe these capabilities provide RV & Trailer Products with strategic cost advantages relative to our competition. During the first half of 2004, RV & Trailer Products also completed the consolidation of the Wausau, Wisconsin trailering products manufacturing facility, acquired in the HammerBlow transaction, into the Mosinee, Wisconsin facility.

        The Tekonsha, Michigan electrical products facility contains world-class manufacturing of proprietary electrical brake-control and accessory products, as well as broad engineering capacity to support all of RV & Trailer Products' electrical and brake control product categories.

        As of December 31, 2006, RV & Trailer Products employs 62 professionals in their engineering function and invests approximately 1.9% of its revenue in engineering resources and product development. RV & Trailer Products conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. Product testing programs are intended to maintain and improve product reliability, and to reduce manufacturing costs.

        RV & Trailer Products' Australian facilities in Melbourne, Sydney and Brisbane contain manufacturing, engineering, design and research and development capabilities. These facilities manufacture, market and distribute products throughout the Australian region as Hayman Reese™ -branded trailering and towing products and accessories, and ROLA™-branded roof racks and roof rack accessories to the aftermarket and automotive OEM channels. In the fourth quarter 2004, in order to improve customer support and execution in the OE and aftermarket segments, the Australian operation initiated a reorganization effort to consolidate three operating units into two separate customer focused business units: aftermarket and TriMotive. Each unit has dedicated sales, engineering, manufacturing and logistic functions. The aftermarket segment includes installers, distributors and retailers. The TriMotive automotive OE segment includes a wide array of global automotive customers, including Ford, Toyota and GM Holden. We believe the creation of these two distinct businesses better focuses resources to improve service and delivery to the customer and will enhance organizational flexibility to meet the dynamic, yet distinct, business requirements of the aftermarket and OE segments. This new organization also provides a platform for the pursuit of future business and additional economies of scale.

        RV & Trailer Products' raw material costs represent approximately 43.7% of its net sales. Steel is this segment's single largest commodity, is used in the majority of its products and is delivered to its plants on a just-in-time basis from service centers. See "Materials and Supply Arrangements" below for further discussion of the impact of commodity price increases on our businesses.

Competition

        The competitive environment for trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various product categories that RV & Trailer Products offers, only a few competitors maintain a significant or number-one market share in more than one specific product category. By comparison, RV & Trailer Products competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. This segment's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of RV & Trailer Products' broad trailer products portfolio. RV & Trailer Products' competitors for electrical products include Hopkins Manufacturing, Peterson Industries, Optronics, Grote and Hayes-Lemmerz, though each is positioned in a niche product line, as opposed to the group's broad product array in the electrical products category.

Recreational Accessories

        We believe Recreational Accessories is a leading designer, manufacturer and distributor of a wide range of aftermarket cargo management products, towing and hitch systems and accessories and vehicle protection products used to outfit and accessorize light trucks, sport utility vehicles and passenger cars. Recreational Accessories' products offer customers the widest possible range of solutions to efficiently "Get Their Gear on the Road™." We believe that Recreational Accessories' product lines and brand names are among the most recognized and extensive in the transportation/recreational accessories industry.

        Recreational Accessories' brands, which include Draw-Tite®, Reese®, Hidden Hitch®, Highland "The Pro's Brand®" and ROLA™, and main product categories are sold through a wide range of channels as described below:

  •
  The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, weight distribution systems, fifth-wheel hitches, ball mounts, draw bars, gooseneck hitches, brake controls, wiring harnesses and T-connectors and are sold to independent installers and distributor channels for automotive, truck and recreational vehicles. Similar towing accessory products are sold to the retail channel under the Reese Towpower™ and Reese Outfitter® brand names.

  •
  Highland "The Pro's Brand®" and ROLA™ comprise our brand presence in the cargo management product category. Cargo management products include bike racks, cargo carriers, luggage boxes, tie-downs and soft travel-cargo carriers which are sold through independent installers, wholesale distributors and retail channels.

Competitive Strengths

        We believe Recreational Accessories benefits from several important competitive strengths, including:

  •
  Leading Market Position. We believe that Recreational Accessories is one of the leading designers and manufacturers of aftermarket products to outfit and accessorize light trucks, cross-over utility vehicles (CUVs), SUVs, recreational vehicles and passenger cars for recreational use. Recreational Accessories competes primarily in highly fragmented niche markets where no single competitor possesses a comparable breadth of product offerings and distribution. We also believe Recreational Accessories is one of the largest suppliers of towing products to its primary channels, including the independent installer, wholesale distributor and recreational aftermarket distributor channels. We also supply to mass merchants such as Wal-Mart, Lowe's and Home Depot, and specialty auto retailers such as Pep Boys, Advanced Auto and AutoZone.

  •
  Strong Brand Names. We believe Recreational Accessories' brands include many of the leading names in its industry. The group's brand portfolio includes such well established names as Reese®, Draw-Tite®, Hidden Hitch®, Highland "The Pro's Brand"® and ROLA™. We believe that such recognized brands provide us with a significant competitive advantage. Recreational Accessories has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names and products.

  •
  Diverse Product Portfolio. Recreational Accessories benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Recreational Accessories is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of "accessory" products. We believe that our towing products business offers more hitch applications—over 1,500 different vehicle hitches, including front mounts—than any of our competitors. In addition, Recreational Accessories offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

  •
  Established and Extensive Distribution Channels. Recreational Accessories utilizes several distribution channels for its sales, including specialty retailers, independent wholesale distributors, mass merchants and independent installers. In 2006, approximately 38% of Recreational Accessories' products were sold through the highly fragmented installer/distributor channels. Mass retailers accounted for approximately 26% of sales in 2006 while RV distributors accounted for 12% in 2006. The remainder of this segment's sales were through other retail and OE distribution channels. Recreational Accessories utilizes a "hub and spoke" distribution system with capability to meet delivery requirements specified by our customers.

  •
  Flexible Manufacturing Capability. Recreational Accessories' customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for 10 to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, "quick change" manufacturing culture and system.

Strategies

        We believe that Recreational Accessories has significant opportunities to grow through new product introductions, cross-selling products across channels, and providing complete product solutions.

  •
  Strong Product Innovation. Recreational Accessories has developed and successfully launched new products in the past and presently is developing a range of product innovations. New products include an enhanced fifth-wheel hitch design, fifth-wheel accessories, cargo carriers and a range of cargo management and point of purchase accessories. The group has patents pending on products called Signature Series™ fifth-wheel and slider, InterLock™ ball mount and related towing and vehicle accessories. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

  •
  Cross-Selling Products Across Distribution Channels. We believe that Recreational Accessories has significant opportunities to introduce products into new channels of distribution that traditionally concentrated in other products or product lines. For example, the Recreational Accessories' retail channel now offers a range of trailer products and accessories, including ramps that have traditionally been available only in the trailer distributor and OE channels, as well as providing hitches traditionally offered through the independent installer channel. Similarly, the group's installer channel is selling Highland "The Pro's Brand®" branded tie-downs, stretch cords, floor mats and splash guards, which were previously only available through the retail channel. Recreational Accessories has also developed strategies to introduce its products into new channels, including the Asian automotive manufacturer "port of entry" market, the retail sporting goods market and select international markets.

  •
  Provide Towing Solutions. As a result of its broad product portfolio, Recreational Accessories is well-positioned to provide customers with complete solutions for towing and cargo management needs. Due to its product breadth and depth, we believe Recreational Accessories can provide customers with compelling value propositions with superior features and convenience. In many cases, Recreational Products can offer more competitive pricing by providing complete sets of products rather than underlying components separately. We believe this merchandising strategy also enhances Recreational Accessories' ability to compete with competitors who have narrower product lines and are unable to provide "one stop shopping" to customers.

Marketing, Customers and Distribution

        As of December 31, 2006, Recreational Accessories employs 52 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, this segment has 38 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. Recreational Accessories' products are distributed through a variety of channels and has a dedicated sales force in each of the primary channels, including the retail, national accounts, automotive OEMs and installer/distributor channels.

        Recreational Accessories' products are distributed through a variety of channels. These channels include installer/distributor (automotive and recreational vehicle), OEMs and retail channels (i.e., mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). For example, as of December 31, 2006, the towing products business principally distributes to approximately 180 independent distributors and 3,170 independent installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. In addition, 380 of the towing products business' customers position Draw-Tite® and Reese® branded traditional towing products as an exclusive or preferred line, while the Reese® branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Recreational Accessories is well represented in retail stores through mass merchants, such as Wal-Mart, hardware home centers, such as Lowe's and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone, Advanced Auto and CSK Auto.

        In 2006, approximately 40% of Recreational Accessories' products were sold through its installer/distributor channels, traditional recreational vehicle distributors accounted for approximately 15% of the group's sales and mass retailers accounted for approximately 22% of sales, with the remainder of Recreational Accessories' business in other retail and OEM distribution.

Manufacturing

        In 2006, Recreational Accessories continued its sourcing initiatives with our supplier partners in China and Taiwan. We believe that the timely execution of these sourcing projects, both now and in the future, will continue to drive market expansion and enhance operating margins.

        In 2005, Recreational Accessories concluded the remaining significant integration projects across its North American industrial base. These projects included the integration of our Elkhart, Indiana plastics operation into our Goshen, Indiana facility, and integration of our Sheffield, Pennsylvania distribution and manufacturing facility into our South Bend, Indiana distribution center while certain manufacturing was outsourced. In addition, within its towing products business, Recreational Accessories consolidated its distribution facilities from eleven locations to eight.

        Prior to 2005, Recreational Accessories actively integrated several manufacturing facilities and distribution-related activities. These included: combining towing products' Canton, Michigan and Elkhart, Indiana manufacturing facilities and a southeast Michigan warehouse into a single, approximately 350,000 square foot, efficient flow manufacturing and master warehouse center in Goshen, Indiana. The consolidation of these facilities was completed in the first quarter of 2003. In conjunction with the HammerBlow and Highland acquisitions in early 2003, Recreational Accessories continued to streamline its manufacturing and warehousing processes to exploit beneficial economies of scale. In the third quarter of 2003, Recreational Accessories completed the consolidation of its Sheridan, Arkansas towing products manufacturing facility, acquired in the HammerBlow transaction, into its Goshen, Indiana facility. In 2004, actions were initiated to close the Concord, Ontario 22,000 square-foot distribution and customer service center and consolidate the Oakville, Ontario 73,000 square-foot manufacturing facility into the Goshen, Indiana and Huntsville, Ontario facilities. Coincident with these moves, Oakville became Recreational Accessories' Canadian distribution center. The manufacturing facility consolidation was completed in the fourth quarter of 2004. During the second quarter of 2005, the consolidation of distribution and customer-service activities for all Canadian customers was completed.

        As of December 31, 2006, Recreational Accessories employs 33 professionals in the engineering function and invests approximately 0.6% of its revenue in engineering resources and product development. This segment conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation-equipped trailers and towing vehicles. Product testing programs are intended to maintain and improve product reliability and to reduce manufacturing costs.

        Recreational Accessories' material costs represent approximately 50% of its net sales. Steel is this segment's single largest commodity, is used in the majority of its products and is delivered to its plants on a just-in-time basis from service centers. See "Materials and Supply Arrangements" below for further discussion of the impact of raw materials cost and availability with respect to our results of operations.

Competition

        We believe that Recreational Accessories is one of the largest North American manufacturers and distributors of towing systems. The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various products that Recreational Accessories offers, only a few competitors maintain a significant or number-one market share in more than one specific product category. By comparison, Recreational Accessories competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. Recreational Accessories' most significant competitors in towing products include Valley Automotive (AAS), Putnam Hitch Products and Curt Manufacturing. The retail channel presents a different set of competitors that are typically not seen in our installer and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell and Axius. As Recreational Accessories grows in the cargo management product category, it will face a different set of competitors. These competitors include Thule, Yakima and Sportrack.

Materials and Supply Arrangements

        Our largest raw materials purchases are for steel, copper, aluminum, polyethylene and other resins, and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers.

        Steel is purchased primarily from steel mills and service centers with pricing contracts principally in the three to six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. We experienced significant increases in steel pricing during 2005, as well as disruptions in supply, although pricing increases and overall price levels abated somewhat at the end of 2005. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced, and we believe will continue to experience, sharp increases in the costs of these raw materials.

Employees and Labor Relations

        As of December 31, 2006, we employed approximately 5,100 people, of which approximately 19% were unionized and approximately 19% were located outside the United States. We currently have union contracts covering nine facilities worldwide for our continuing operations, six of which are in the United States. One of the union contracts, which covers workers in the United States, is scheduled to expire before February 2008 but has not been renewed. Separately, on July 19, 2006 approximately 150 workers at our Monogram Aerospace Fasteners business unit commenced a strike. On July 27, 2006 the strike ended following ratification of a new three-year contract. Employee relations have otherwise generally been satisfactory. We cannot predict the impact of any further unionization of our workplace.

Seasonality; Backlog

        There is some seasonality in our Recreational Accessories and RV & Trailer Products segments. Sales of towing and trailer products within these business segments are generally stronger in the second and third quarters as trailer OEMs, distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business.

Environmental Matters

        Our operations are subject to federal, state, local and foreign laws and regulations pertaining to pollution and protection of the environment, health and safety, governing among other things, emissions to air, discharge to waters and the generation, handling, storage, treatment and disposal of waste and other materials, and remediation of contaminated sites. We have been named as a potentially responsible party under CERCLA, the federal Superfund law, or similar state laws at several sites requiring clean-up related to the disposal of wastes we generate. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for these sites over a number of years, a portion of which has been covered by insurance. See "Legal Proceedings" below. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions for which we have provided environmental indemnities to the lessors.

        At our currently owned property located in Vernon, California, we expect to incur expenses to investigate the environmental conditions associated with historical operations of NI Industries and/or its tenants. Preliminary site assessment information indicates that further investigation will be necessary in order to determine whether remediation or controls will be required beyond those that had been previously approved by the governing regulatory authority, and if so, to develop an estimate of the likely costs thereof.

        In 1992, Rieke Packaging Systems and numerous other companies entered into a consent decree with the United States Environmental Protection Agency (EPA) and the State of Indiana under which Rieke and the other companies agreed to remediate contaminated soil and groundwater at the Wayne Reclamation and Recycling Site near Columbia City, Indiana. Contractors for the group of companies completed construction of the remediation systems required by the consent decree in 1995, and have operated them since then under the oversight of the EPA and the State of Indiana. The remediation systems have successfully removed substantial amounts of contaminants from the soil and the groundwater; however, some contaminants remain at concentrations above the performance standards set by the consent decree, and are still being removed. Consultants to the group of companies expect that some or all of the remediation systems will be required to operate indefinitely. A 2004 report by the EPA concluded that operation of the existing systems is "protective of human health and the environment." The agreement among the companies provides that Rieke's share is approximately 9% of total remediation costs for the site.

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

Intangibles and Other Assets

        Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $240.1 million at December 31, 2006, net of accumulated amortization. We utilized an independent valuation firm to assist us in valuing our intangible assets in connection with the acquisition of such intangible assets. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques. As of December 31, 2006 we had 351 registered patents and 102 patents pending in the U.S. and 166 registered patents and 175 patents pending outside of the U.S. (non-U.S. patents and patents pending relate primarily to the same technology as U.S. patents and patents pending).

        Customer Relationships.    We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or niche market product offerings within each of our operating group segments. Useful lives assigned to customer relationship intangibles range from 6 to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of niche markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks including the threat of lower cost competitors and evolving technology. Effective January 1, 2006, we reduced estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years, and 15 years to 12 years. We determined that a reduction in estimated useful lives assigned to certain of our customer relationship intangibles was warranted as of that date to reflect our updated evaluation of the period of expected future benefit derived from these customer relationship intangibles. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years. Future changes in our business or the markets for our products could result in further reductions in estimated remaining useful lives for customer relationship intangible assets and other definite-lived intangible assets that might be required to be recorded in future periods.

        Trademarks and Trade Names.    Each of our operating groups designs and manufactures products for niche markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland "The Pro's Brand"®, Fulton®, Wesbar®, Visu-Lok®, ViseGrip® and FlexSpout®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

Technology

        We hold a number of United States and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies within all five of our operating segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from one to thirty years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of twenty years in the United States. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

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

International Operations

        Approximately 17.3% of our net sales for the fiscal year ended December 31, 2006 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through acquisitions. In addition, approximately 24.3% of our operating net assets as of December 31, 2006 were located outside of the United States. We operate manufacturing facilities in Australia, Thailand, Canada, China, the United Kingdom (U.K.), Italy, Germany and Mexico. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories, roof rack systems and other accessories for the caravan market, with approximately 280 employees. Our new facility in Thailand will support our operations in Asia and currently has approximately 30 employees. We believe this facility will eventually replace one facility in Australia. Our Canadian operations, with approximately 200 employees, include the production and distribution of towing products through Recreational Accessories, distribution of closures and dispensing products through Rieke's U.S. operations and the manufacturing and distribution of gaskets produced in one gasket facility within the Energy Products segment. Rieke's China operations produce consumer dispensing products and has approximately 115 employees. Lamons Gasket manufactures spiral-wound gaskets at its facility in Hangzhou, China, which has approximately 60 employees. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 60 employees. Englass produces specialty sprayers, pumps and related products in one facility in the U.K. Rieke Italia, a manufacturer of specialty steel industrial container closures, operates in one location in Italy with approximately 100 employees. In Germany, Rieke Germany has one facility that manufactures a wide variety of closures for industrial packaging markets with approximately 50 employees. In Juarez, Mexico, we manufacture electrical products and accessories, as well as metal fabrication, with approximately 240 employees. In Reynosa, Mexico, we manufacture and assemble lighting and wiring components, with approximately 310 employees. Additionally, Rieke's Mexico City operations produce plastic drum closures and dispensing products in one factory, with approximately 110 employees. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 18, "Segment Information," to the audited financial statements for the years ended December 31, 2006, 2005 and 2004 included in this report.

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

We have a history of net losses.

        We incurred net losses of $128.9 million, $45.9 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The loss in 2006 principally resulted from a non-cash goodwill impairment charge of $116.5 million and the loss from discontinued operations of $20.7 million. The losses in 2005 and 2004 principally resulted from the loss from discontinued operations. In addition, high interest expense associated with our highly leveraged capital structure, non-cash expenses such as depreciation and amortization of intangible assets and other asset impairments also contributed to our net losses. We may continue to experience net losses in the future.

Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such we are subject to the loss of sales and margins due to an economic downturn or recession.

        Our financial performance depends, in large part, on conditions in the markets that we serve in both the U.S. and global economies. Some of the industries that we serve are highly cyclical, such as the automotive, construction, industrial equipment, energy, aerospace and electrical equipment industries. We may experience a reduction in sales and margins as a result of a downturn in economic conditions or other macroeconomic factors. Lower demand for our products may also negatively affect the capacity utilization of our production facilities, which may further reduce our operating margins.

Many of the markets we serve are highly competitive, which could limit the volume of products that we sell and reduce our operating margins.

        Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. We also face the risk of lower-cost foreign manufacturers located in China, Southeast Asia and other regions competing in the markets for our products and we may be driven as a consequence of this competition to increase our investment overseas. Making overseas investments can be highly complicated and we may not always realize the advantages we anticipate from any such investments. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.

Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Prices for these products fluctuate with market conditions and we have experienced sporadic increases recently. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

We may be unable to successfully implement our business strategies. Our ability to realize our business strategies may be limited.

        Our businesses operate in relatively mature industries and it may be difficult to successfully pursue our growth strategies and realize material benefits therefrom. Even if we are successful, other risks attendant to our businesses and the economy generally may substantially or entirely eliminate the benefits. While we have successfully utilized some of these strategies in the past, our growth has principally come through acquisitions.

Our products are typically highly engineered or customer-driven and we are subject to risks associated with changing technology and manufacturing techniques that could place us at a competitive disadvantage.

        We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success depends on our ability to continue to meet our customers' changing expectations with respect to these criteria. We anticipate that we will remain committed to product research and development, advanced manufacturing techniques and service to remain competitive, which entails significant costs. We may be unable to address technological advances, implement new and more cost-effective manufacturing techniques, or introduce new or improved products, whether in existing or new markets, so as to maintain our businesses' competitive positions or to grow our businesses as desired.

We depend on the services of key individuals and relationships, the loss of which would materially harm us.

        Our success will depend, in part, on the efforts of our senior management, including our Chief Executive Officer. Our future success will also depend on, among other factors, our ability to attract and retain other qualified personnel. The loss of the services of any of our key employees or the failure to attract or retain employees could have a material adverse effect on us. In addition, our largest stockholder, Heartland, has provided us with valuable strategic, financial and operational support pursuant to arrangements that may terminate in connection with a qualifying public offering. The loss of such services could adversely affect us.

We have substantial debt and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.

        We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2006, we have approximately $734.5 million of outstanding debt and approximately $232.8 million of shareholders' equity. Approximately 41% of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2006 were approximately $72.5 million and based on amounts outstanding as of December 31, 2006 a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $3.0 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

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

        Our credit facility and the indenture governing our senior subordinated notes contain covenants that restrict our ability to:

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

We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.

        We may be subject to claims or inquiries regarding alleged unauthorized use of a third party's intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, reengineer, or rebrand certain products or packaging, any of which could affect our business, financial condition and operating results. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, results of operations and financial condition.

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

        We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although, we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that if exceeded, may result in material costs that would have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management's attention, and could have a material adverse effect on our business.

        In addition, one of our Energy Products segment subsidiaries is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 10,551 claims pending at December 31, 2006, 143 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 119 of the 143 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 24 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 119 of the 143 claims sought between $50,000 and $600,000 and 24 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 111 of the 143 claims specifying damages sought between $1.0 million and $2.5 million and 32 sought $5.0 million. Total defense costs from January 1, 2003 to December 31, 2006 were approximately $19.2 million and total settlement costs (exclusive of defense costs) for all asbestos cases since inception have been approximately $3.8 million. To date, approximately 50% of our costs related to defense and settlement of asbestos litigation have been covered by our primary insurance. However, in the future we may incur significant litigation costs in defending these matters and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses. See "Legal Proceedings" for a discussion of these matters.

Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

        We are subject to federal, state, local and foreign environmental laws and regulations which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes, and remediation of contaminated sites. We may be legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. We have been named as potentially responsible parties under CERCLA (the federal Superfund law) or similar state laws in several sites requiring clean-up related to disposal of wastes we generated. These laws generally impose liability for costs to investigate and remediate contamination without regard to fault and under certain circumstances liability may be joint and several resulting in one responsible party being held responsible party being held responsible for the entire obligation. Liability may also include damages to natural resources. We have entered into consent decrees relating to two sites in California along with the many other co-defendants in these matters. We have incurred substantial expenses for all these sites over a number of years, a portion of which has been covered by insurance. See "Legal Proceedings" for a discussion of these matters. In addition to the foregoing, our businesses have incurred and likely will continue to incur expenses to investigate and clean up existing and former company-owned or leased property, including those properties made the subject of sale-leaseback transactions for which we have provided environmental indemnities to the lessors. Additional sites may be identified at which we are a potentially responsible party under the federal Superfund law or similar state laws. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations.

        We believe that our business, operations and facilities are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Based on information presently known to us and accrued environmental reserves, we do not expect environmental costs or contingencies to have a material adverse effect on us. The operation of manufacturing plants entails risks in these areas, however, and we may incur material costs or liabilities in the future that could adversely affect us. There can be no assurance that we have been or will be at all times in substantial compliance with environmental health and safety laws. Failure to comply with any of these laws could result in civil, criminal, monetary and non-monetary penalties and damage to our reputation. In addition, potentially material expenditures could be required in the future. For example, we may be required to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future or to address newly discovered information or conditions that require a response.

Historically, we have grown primarily through acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected.

        One of our principal growth strategies is to pursue strategic acquisition opportunities. A substantial portion of our historical growth has been derived from acquisitions. Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.

        We lease many of our manufacturing facilities and certain capital equipment. Our annualized rental expense under these operating leases approximates $20.4 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

        At December 31, 2006 our goodwill and intangible assets were approximately $769.9 million, and represented approximately 59.9% of our total assets. Our net loss of $128.9 million for the year ended December 31, 2006 included a charge of $116.5 million for impairment of goodwill in our RV & Trailer Products and Recreational Accessories segments. The 2006 net loss also included a charge of $15.3 million related to the further impairment of property and equipment within our industrial fastening business which is held for sale and is reported as discontinued operations. If we continue to experience declines in sales and operating profit in our RV & Trailer Products and Recreational Accessories segments, we may be subject to future goodwill impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.

        As of December 31, 2006, approximately 19% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. If our unionized workers or those of our customers or suppliers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase. On July 19, 2006, approximately 150 workers at our Monogram Aerospace Fasteners business unit commenced a strike, which lasted until July 27, 2006. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included. In addition, organizations responsible for shipping our customers' products may be impacted by occasional strikes or other activity. Any interruption in the delivery of our customers' products could reduce demand for our products and could have a material adverse effect on us.

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

        Approximately 17.3% of our net sales for the fiscal year ended December 31, 2006 were derived from sales by our subsidiaries located outside of the United States. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, and foreign manufacturing are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.

Item 1B. Unresolved Staff Comments

        Not applicable. However, we note that we have filed a registration statement on Form S-1, which is subject to continuing review and possible further comment by the Staff.

Item 2. Properties

        Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2009 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland and subsequently amended in March 2004 extending the term to January 2010. See "Certain Relationships and Related Transactions." Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

        The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal operating segment utilizing such facilities, as of December 31, 2006.

Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories
United States:	United States:	United States:	United States:	United States:
Indiana: Auburn Hamilton(1) New Jersey: Hackettstown(1) International: Germany: Neunkirchen Italy: Valmadrera Mexico: Mexico City United Kingdom: Leicester China: Hangzhou(1)	Oklahoma: Tulsa Texas: Houston(1) International: Canada: Sarnia, Ontario(1) China: Hangzhou(1)	California: Riverbank(2) Vernon Commerce(1) Massachusetts: Plymouth(1) Michigan: Warren(1) Livonia(1) Texas: Longview	Michigan:
    Tekonsha(1)
Wisconsin:
    Mosinee(1)
    Schofield(1)

 International:
Australia:
    Dandenong,
    Victoria
    Lyndhurst,
    Victoria
    Regents Park,
    New South
    Wales(1)
    Wakerley,
    Queensland(1)
Mexico:
    Juarez(1)
    Reynosa
Thailand:
			Chon Buri(1)	Indiana: Goshen(1) South Bend(1) Michigan: Plymouth(1) Ohio: Solon(1) International: Canada: Huntsville, Ontario Oakville, Ontario

(1)
Represents a leased facility. All such leases are operating leases.

(2)
Owned by the U.S. Government and operated by our NI Industries business under a facility maintenance contract.

        During 2002, we entered into sale-leaseback transactions with respect to nine real properties in the United States and Canada. During 2003, we entered into additional sale-leaseback transactions with respect to three real properties in the United States. The term of these leases is 15 years, with the right to extend. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases. During 2004, one sale-leaseback transaction was terminated. In general, pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to a purchaser and, in turn, entered into separate leases with the purchaser having a 20-year basic lease term plus two separate ten-year renewal options. The renewal option must be exercised with respect to all, and not less than all, of the property locations.

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

        As of December 31, 2006, we were a party to approximately 1,708 pending cases involving an aggregate of approximately 10,551 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2004	32,571	5,319	18,910	96	$5,921	$4,378,125
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 10,551 claims pending at December 31, 2006, 143 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 119 of the 143 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and

24 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 119 of the 143 claims sought between $50,000 and $600,000 and 24 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 111 of the 143 claims sought between $1.0 million and $2.5 million and 32 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $3.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        No trading market for the Company's common stock exists. We did not pay dividends in 2005 or 2006. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. In addition, our credit facility restricts the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this report.

        As of March 22, 2007, there were 644 holders of record of our common stock.

        Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for securities authorized for issuance under equity compensation plans.

Item 6. Selected Financial Data

        The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2006. The financial data for the fiscal years ended December 31, 2006, 2005, 2004 and 2003 has been audited by KPMG LLP and has been derived from our audited financial statements and notes to those financial statements.

        In reviewing the following information, it should be noted that on June 6, 2002, Metaldyne issued approximately 66.0% of our then fully diluted common equity to an investor group led by Heartland. We did not establish a new basis of accounting as a result of this common equity issuance due to the continuing contractual control by Heartland. Our combined financial information for the periods prior to June 6, 2002 includes allocations and estimates of direct and indirect Metaldyne corporate administrative costs attributed to us, which are deemed by management to be reasonable but are not necessarily reflective of the costs which we thereafter incurred or may incur on an ongoing basis. Prior to June 6, 2002, we were wholly-owned by Metaldyne.

        In 2003, we acquired three significant businesses: (1) HammerBlow Acquisition Corp. on January 30, 2003, (2) Highland Group Corporation on February 21, 2003 and (3) an automotive manufacturing business from Metaldyne, which we refer to as the Hi-Vol acquisition, on May 9, 2003. The historical financial information for 2003 includes the results of the HammerBlow and Highland businesses subsequent to the date of their acquisition. The Hi-Vol acquisition was accounted for as a reorganization of entities under common control because of Heartland's interests in Metaldyne and us. As a result, historical periods have been revised to include the effects of the Hi-Vol acquisition as if Hi-Vol had been owned by us for all periods presented. The following data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(dollars and shares in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,020,530	$1,000,860	$931,400	$807,330	$647,660
Gross profit	273,520	246,990	256,530	227,820	190,040
Impairment of goodwill	(116,500)	—	—	(7,600)	—
Operating profit (loss)	(13,620)	84,320	88,520	51,170	74,270
Income (loss) from continuing operations	(108,180)	1,010	13,910	(17,170)	5,670
Per Share Data:
Basic:
Continuing operations	$(5.35)	$0.05	$0.70	$(0.85)
Weighted average shares	20,230	20,010	20,010	20,047
Diluted:
Continuing operations	$(5.35)	$0.05	$0.67	$(0.85)
Weighted average shares	20,230	20,760	20,760	20,047
	Year ended December 31,
	2006	2005	2004	2003	2002
					(unaudited)
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$15,880	$29,890	$42,620	$41,360	$(22,000)
Investing activities	(22,160)	(16,640)	(46,840)	(161,280)	(39,090)
Financing activities	6,150	(12,610)	530	26,260	157,750
Balance Sheet Data:
Total assets	$1,286,060	$1,428,510	$1,522,200	$1,500,030	$1,426,060
Total debt	734,490	727,680	738,020	735,980	696,180
Goodwill and other intangibles	769,850	900,000	925,280	938,550	751,800

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discusion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with Item 8, "Financial Statements and Supplementary Data."

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

        Our businesses and results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in the business of our Recreational Accessories and RV & Trailer Products operating segments as well. Sales of towing and trailering products within these operating segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks. The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer sentiment, which could be negatively impacted by increased costs to consumers as a result of higher interest rates and energy costs, among other things.

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we have experienced delays in our ability to implement price increases, we generally recover such increased costs. Although disruptions in the supply of steel abated in 2005, we may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.

        We report shipping and handling expenses associated with Recreational Accessories' sales distribution network as an element of selling, general and administrative expenses in our consolidated statement of operations. As such, gross margins for the Recreational Accessories segment may not be comparable to other companies which include all costs related to their distribution network in cost of sales.

        We have substantial debt, interest and lease payment requirements that may restrict our future operations and impair our ability to meet our obligations and, in a rising interest rate environment, our performance may be adversely affected by our degree of leverage.

        Our June 2002 Recapitalization and Separation from Metaldyne.    On June 6, 2002, we undertook a recapitalization that resulted in our separation from Metaldyne. Heartland and other investors invested approximately $265.0 million in us and acquired approximately 66.0% of our fully diluted common stock. Metaldyne retained or received approximately 34.0% of our fully diluted common stock. As part of this recapitalization: (1) we entered into a credit facility that then consisted of a $150.0 million revolving credit facility and a $260.0 million term loan facility; (2) we entered into a $125.0 million receivables securitization facility; and (3) we issued approximately $352.8 million in aggregate principal amount of senior subordinated notes. We used the proceeds from these financings to pay a cash dividend to Metaldyne that had been declared immediately prior to the recapitalization and to repay our obligations in respect of Metaldyne financing arrangements. In total, we declared and paid a cash dividend to Metaldyne equal to $840.0 million, less the aggregate amount of such debt repayment and receivables repurchase.

        See the information under the heading "Certain Relationships and Related Transactions" for additional information concerning the June 2002 transactions.

        We operated as an independent public company from 1989 through 1997. In 1998, we were acquired by Metaldyne (formerly MascoTech, Inc.) and in November 2000 Metaldyne was acquired by an investor group led by Heartland. In early 2001, we hired a new senior management team to increase our operating efficiency and develop a focused growth strategy.

        Our Prior Acquisitions.    Since our separation from Metaldyne in June 2002, we have completed seven acquisitions. The most significant of these were the HammerBlow, Highland and Hi-Vol acquisitions. We also completed four smaller acquisitions: Haun Engine in August 2002, Cutting Edge Technologies in January 2003, Chem-Chrome in October 2003, and Bargman in January 2004.

        On January 30, 2003, within our RV & Trailer Products and Recreational Accessories segments, we acquired all of the capital stock of HammerBlow Acquisition Corp., a manufacturer and distributor of towing, trailer and other vehicle accessories throughout North America, for a purchase price of approximately $145.2 million. Of this amount, $7.2 million of the purchase price was deferred and paid in January 2004.

        On February 21, 2003, within our Recreational Accessories segment, we acquired all of the capital stock of Highland Group Corporation, a manufacturer of cargo management and vehicle protection products, for a purchase price of approximately $73.5 million.

        On May 9, 2003, within our Industrial Specialties segment, we acquired an automotive fasteners manufacturing business from Metaldyne, a related party at the time, for approximately $22.7 million on a debt-free basis (Hi-Vol Acquisition). In connection with the Hi-Vol Acquisition, we agreed to sublease Metaldyne's Livonia, Michigan facility, at which the acquired business was and continues to be located. Because we and Metaldyne were under the common control of Heartland at the time of the acquisition, this transaction was accounted for as a reorganization of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets or liabilities of Hi-Vol. Our reported results for prior periods have been revised to include the financial results of Hi-Vol, including the allocation of certain charges to Hi-Vol by Metaldyne. Examples of such allocations include amounts charged or allocated by Metaldyne for corporate-level services and interest expense attributed to Hi-Vol. See "Certain Relationships and Related Transactions."

        Recent Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost-savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. These programs were essentially completed as of December 31, 2004. In addition to these major projects, there were also a series of other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions, some of which have extended into 2005 and 2006 in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for 2006, 2005 and 2004 were approximately $1.6 million, $2.6 million and $8.0 million, respectively. In 2004, we completed the establishment of our stand-alone corporate office.

        The key elements of our completed consolidation, integration and other cost-savings programs are summarized below:

  •
  In 2002, our electrical products manufacturing plant in Indiana within the RV & Trailer Products segment was closed and consolidated into an existing lower-cost contract manufacturing plant in Mexico. In addition, as part of an integration and consolidation plan that was executed in the second half of 2002 within the Recreational Accessories segment, two towing products manufacturing facilities, each with its own separate master distribution warehouse, were consolidated into a single manufacturing and master warehouse facility in Goshen, Indiana. We finalized these actions, including receipt of proceeds from real estate disposals of the closed facilities, during 2003.

  •
  In 2003, we began integrating facilities that were acquired from HammerBlow and Highland. In the third quarter of 2003, within the Recreational Accessories segment we closed one of the HammerBlow towing products manufacturing facilities and consolidated its operations into our Goshen, Indiana plant. Within RV & Trailer Products, we began consolidating the HammerBlow trailer products manufacturing facility in Wausau, Wisconsin into our Mosinee, Wisconsin facility during the fourth quarter of 2003 and completed this action in the third quarter of 2004.

  •
  In 2003, we began to consolidate two Compac facilities within the Packaging Systems segment that manufacture pressure-sensitive tape and insulation products into a single facility, and we initiated a capital expenditure program to modernize and provide expansion room for certain projected product growth. We completed these actions during the fourth quarter of 2004.

  •
  In the first of quarter 2004, the Recreational Accessories segment opened a new distribution center in South Bend, Indiana to further consolidate distribution activities and better serve our retail and aftermarket installer, wholesale and distributor customers. Recreational Accessories completed the consolidation of distribution activities in South Bend, Indiana during the fourth quarter of 2004. Also, in May 2004, Recreational Accessories announced its decision to cease manufacturing in Oakville, Ontario, and consolidated distribution activities for all Canadian customers in that location. The manufacturing operations were consolidated into our existing facility located in Goshen, Indiana as of the end of the third quarter of 2004, and we completed consolidation of the distribution activities for all Canadian customers during the second quarter of 2005.

  •
  In the second quarter of 2005, the Recreational Accessories and RV & Trailer Products segments implemented an initiative to further rationalize back office engineering, marketing and general administrative support personnel at certain of its locations. This action resulted in the elimination of 30 positions as of June 30, 2005. The associated severance costs were fully paid as of September 30, 2005.

  •
  In the fourth quarter of 2005, the RV & Trailer Products segment completed the integration of its Elkhart, Indiana plastics operation into our Goshen, Indiana facility and relocated its Albion, Indiana wiring operation to our facilities in Reynosa, Mexico. The Recreational Accessories segment also closed its Sheffield, Pennsylvania distribution/manufacturing facility and consolidated distribution activities in our South Bend, Indiana distribution center and outsourced the manufacturing activities.

  •
  In the fourth quarter of 2006, the RV & Trailer Products segment opened a lower cost manufacturing facility in the Phanthong District of Thailand and began the process of closing its Wakerley, Australia plant. The plant closure is expected to be completed in the middle of 2007. Also, in the fourth quarter of 2006, RV & Trailer Products ceased plating operations at its facility in Schofield, Wisconsin and began sourcing plating services to third-party suppliers.

        Key Indicators of Performance.    In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and write-off of equity offering costs. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although we may undertake new consolidation, restructuring and integration efforts in the future as a result of our acquisition activity, our management separately considers these costs in evaluating underlying business performance. Caution must be exercised in considering these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

        Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and FASB Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

        The following is a reconciliation of our Adjusted EBITDA to net loss before effect of cumulative accounting change and cash flows from operating activities for the three years ended December 31:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net loss before effect of cumulative accounting change	$(128,910)	$(45,460)	$(2,190)
Income tax benefit(1)	(6,520)	(30,580)	(4,290)
Interest expense	79,060	75,210	67,650
Debt extinguishment costs	8,610	—	—
Change in asset retirement obligation of discontinued operations	(550)	—	—
Impairment of assets(2)	15,760	73,220	10,650
Impairment of goodwill(3)	116,500	—	—
Write-off of deferred equity offering costs	—	—	1,140
Depreciation and amortization(4)	38,740	40,750	44,510

Adusted EBITDA	$122,690	$113,140	$117,470

Interest paid	(69,880)	(70,550)	(61,650)
Taxes paid	(14,050)	(12,630)	(10,220)
Legacy stock award payments	—	—	(5,400)
Loss on disposition of plant and equipment	3,530	300	790
Payments to Metaldyne to fund contractual liabilities	(4,340)	(2,900)	(4,610)
Receivables sales and securitization, net	(14,120)	(9,580)	47,960
Net change in working capital	(7,950)	12,110	(41,720)

Cash flows provided by operating activities	15,880	29,890	42,620

(1)
Includes add-back of income tax benefit related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached hereto for further information.

(2)
Includes asset impairments related to continuing operations of approximately $0.5 million, $3.0 million and $2.4 million in 2006, 2005 and 2004, respectively. Also includes impairment charges of $15.3 million, $70.3 million and $8.3 million in 2006, 2005 and 2004, respectively, related to our industrial fastening business which is reported as discontinued operations.

(3)
Goodwill impairment charge of $97.5 million and $19.0 million in our RV & Trailer Products and Recreational Accessories segments, respectively, in 2006.

(4)
Includes depreciation and amortization related to discontinued operations in the amounts of $0.2 million, $3.7 million, and $8.3 million in 2006, 2005 and 2004, respectively.

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA, but that we separately consider in evaluating our Adjusted EBITDA:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Facility and business consolidation costs(a)	$200	$200	$280
Business unit restructuring costs(b)	430	1,130	6,250
Acquisition integration costs(c)	970	1,290	1,510

	$1,600	$2,620	$8,040

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current operating segments:

	Year ended December 31,
	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales	2004	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$204,230	20.0%	$189,910	19.0%	$183,470	19.7%
Energy Products	156,990	15.4%	131,020	13.1%	103,010	11.1%
Industrial Specialties	182,030	17.8%	164,700	16.4%	133,620	14.3%
RV & Trailer Products	190,700	18.7%	209,030	20.9%	196,990	21.1%
Recreational Accessories	286,580	28.1%	306,200	30.6%	314,310	33.8%

Total	$1,020,530	100.0%	$1,000,860	100.0%	$931,400	100.0%

Gross Profit:
Packaging Systems	$59,780	29.3%	$54,510	28.7%	$57,000	31.1%
Energy Products	45,690	29.1%	35,420	27.0%	28,250	27.4%
Industrial Specialties	54,810	30.1%	47,580	28.9%	36,800	27.5%
RV & Trailer Products	38,700	20.3%	48,200	23.1%	49,110	24.9%
Recreational Accessories	74,540	26.0%	61,300	20.0%	85,440	27.2%
Allocated/Corporate expenses	—	N/A	(20)	N/A	(70)	N/A

Total	$273,520	26.8%	$246,990	24.7%	$256,530	27.5%

Selling, General and Administrative:
Packaging Systems	$26,010	12.7%	$23,810	12.5%	$26,330	14.4%
Energy Products	22,720	14.5%	20,180	15.4%	19,080	18.5%
Industrial Specialties	16,250	8.9%	15,880	9.6%	14,960	11.2%
RV & Trailer Products	20,200	10.6%	20,520	9.8%	22,920	11.6%
Recreational Accessories	60,540	21.1%	56,610	18.5%	59,060	18.8%
Corporate expenses and management fees	24,450	N/A	22,020	N/A	21,930	N/A

Total	$170,170	16.7%	$159,020	15.9%	$164,280	17.6%

Impairment of Goodwill and Other Assets:
Packaging Systems	$—	0.0%	$—	0.0%	$2,280	1.2%
RV & Trailer Products	98,010	51.4%	310	0.2%	100	0.1%
Recreational Accessories	19,000	6.6%	2,650	0.9%	—	0.0%

Total	$117,010	11.5%	$2,960	0.3%	$2,380	0.3%

Operating Profit (Loss):
Packaging Systems	$33,770	16.5%	$30,590	16.1%	$27,940	15.2%
Energy Products	22,790	14.5%	15,210	11.6%	9,160	8.9%
Industrial Specialties	38,830	21.3%	31,650	19.2%	21,810	16.3%
RV & Trailer Products	(79,650)	-41.8%	26,790	12.8%	25,560	13.0%
Recreational Accessories	(4,910)	-1.7%	2,120	0.7%	26,050	8.3%
Corporate expenses and management fees	(24,450)	N/A	(22,040)	N/A	(22,000)	N/A

Total	$(13,620)	-1.3%	$84,320	8.4%	$88,520	9.5%

Adjusted EBITDA:
Packaging Systems	$46,680	22.9%	$40,350	21.2%	$41,370	22.5%
Energy Products	25,070	16.0%	17,550	13.4%	11,700	11.4%
Industrial Specialties	43,510	23.9%	36,660	22.3%	26,490	19.8%
RV & Trailer Products	26,050	13.7%	34,280	16.4%	33,370	16.9%
Recreational Accessories	24,540	8.6%	14,930	4.9%	36,880	11.7%
Corporate expenses and management fees	(28,110)	N/A	(25,490)	N/A	(22,680)	N/A

Subtotal from continuing operations	$137,740	13.5%	$118,280	11.8%	$127,130	13.6%
Discontinued operations	(15,050)	N/A	(5,140)	N/A	(9,660)	N/A

Total	$122,690	12.0%	$113,140	11.3%	$117,470	12.6%

Results of Operations

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

        The principal factors impacting us during the year ended December 31, 2006 compared with the year ended December 31, 2005 were:

  •
  continued economic expansion and a strong industrial economy, which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments;

  •
  the impact of significant competitive pricing pressures within the retail market channels of our Recreational Accessories and RV & Trailer Products segments, and reduced demand for trailering components within our RV & Trailer Products segment which, in conjunction with a cyclical market decline, resulted in a non-cash goodwill impairment charge of $97.5 million and $19.0 million in our RV & Trailer Products and Recreational Accessories segments, respectively; and

  •
  the impact of varying raw material costs and availability of some commodities, between years and across segments, such as certain types of steel, aluminum, copper, and polyethylene and polypropylene resins.

        Overall, net sales increased $19.7 million, or approximately 2.0%, in 2006 as compared with 2005. Of this increase, approximately $16.6 million is attributed to organic growth, and approximately $3.1 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Packaging Systems' net sales increased $14.3 million, or approximately 7.5%, in 2006 as compared with 2005 due to increases in core product sales, new product sales and the favorable effects of currency exchange. Net sales within Energy Products increased $26.0 million, or 19.8%, in 2006 as compared with 2005 as businesses in this segment benefited from high levels of oil and gas drilling activity in North America due to elevated oil prices and higher levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $17.3 million, or 10.5%, in 2006 as compared with 2005 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably in our industrial cylinder and precision tool businesses. RV & Trailer Products' net sales decreased $18.3 million, or approximately 8.8%, in 2006 as compared with 2005 due to decreased demand across most of its market channels and pricing pressure as a result of increased foreign competition. Recreational

Accessories' net sales decreased $19.6 million, or approximately 6.4%, in 2006 as compared with 2005 due to reduced sales activity in our towing products business' early order program and reduced demand across its market channels due to high gasoline prices and a continued uncertain interest rate environment.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.8% and 24.7% for 2006 and 2005, respectively. Packaging Systems' gross profit margin increased to approximately 29.3% in 2006 from 28.7% in 2005 primarily due to higher sales volumes and reduced material costs. Energy Products' gross profit margin increased to 29.1% in 2006 compared to 27.0% in 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in 2006 to 30.1% compared to 28.9% in 2005 due generally to higher sales volumes and proportionately greater sales of higher margin aerospace fasteners between years. RV & Trailer Products' gross profit margin decreased to 20.3% in 2006 from 23.1% in 2005 due primarily to the reduced sales levels, lower material margins, increased competitive pricing pressures and startup costs associated with our new manufacturing facility in Thailand. Recreational Accessories' gross profit margin increased to 26.0% in 2006 from 20.0% in 2005. The increase is due primarily to material margin improvements in our towing and retail sales channels, purchasing savings initiatives, additional manufacturing efficiencies and material management improvement initiatives. These improvements were partially offset by the decline in sales between years.

        Operating profit margin (operating profit as a percentage of sales) decreased from 8.4% in 2005 to (1.3)% in 2006. Operating profit declined approximately $97.9 million, to an operating loss of $13.6 million in 2006, compared to operating profit of $84.3 million in 2005. Of this decline, $116.5 million was due to a non-cash goodwill impairment charge related to our RV & Trailer Products and Recreational Accessories segments, which is partially offset by $18.6 million of additional margin earned on increased sales and as a result of other operational improvements. Packaging Systems' operating profit margin was 16.5% and 16.1% in 2006 and 2005, respectively. Operating profit increased $3.2 million in 2006 as compared with 2005 due primarily to higher sales levels, improved material margins as a result of moderating raw material costs and flat selling and administrative costs as a percentage of sales between years. Energy Products' operating profit margin was 14.5% and 11.6% in 2006 and 2005, respectively. Operating profit improved $7.6 million in 2006 compared to 2005 as increases in margin earned due to higher sales levels and margin improvement in our specialty gasket business were partially offset by higher selling, general and administrative expenses, which principally increased due to $0.9 million of higher asbestos litigation defense costs. Industrial Specialties' operating profit margin was 21.3% and 19.2% in 2006 and 2005, respectively. Operating profit increased $7.2 million in 2006 compared to 2005 due to increased sales levels in all of the businesses in this segment and improved material margins, partially offset by higher selling, general and administrative expenses. RV & Trailer Products' operating profit decreased $106.4 million in 2006, from an operating profit of $26.8 million in 2005 to an operating loss of $79.6 million in 2006, principally due to a non-cash goodwill impairment charge of $97.5 million. The remaining decrease in operating profit of approximately $8.9 million is primarily the result of the decline in sales and lower material margins. Recreational Accessories' operating profit decreased $7.0 million in 2006, from an operating profit of $2.1 million to an operating loss of $4.9 million in 2006, principally due to the non-cash goodwill impairment charge of $19.0 million. The effect of the goodwill impairment charge was partially offset by approximately $12.0 million of additional operating profit resulting primarily from increased material margins, improved productivity and purchasing cost savings initiatives, partially offset by increased selling, general and administrative expenses, mainly in our retail advertising and promotional expenses.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.5% and 11.8% in 2006 and 2005, respectively. The increase in Adjusted EBITDA margin was consistent with the increase in operating profit margin in our Energy Products and Industrial Specialties segments. The Adjusted EBITDA margin for Packaging Systems improved to 22.9% in 2006 from 21.2% in 2005. In addition to the improvement in operating profit margin, the increase in Packaging Systems' Adjusted EBITDA margin from 2005 to 2006 was partially due to $1.8 million in net losses on transactions denominated in foreign currencies in 2005 that did not recur in 2006. The Adjusted EBITDA margins in our RV & Trailer Products and Recreational Accessories segments were significantly higher than the operating profit margins due to the add-back of the non-cash goodwill impairment charges of $97.5 million and $19.0 million, respectively. Before consideration of these charges, the increase in Adjusted EBITDA margin in our Recreational Accessories segment and the decrease in Adjusted EBITDA margin in our RV & Trailer Products segment was consistent with the related changes in operating profit margin.

        Packaging Systems.    Net sales increased $14.3 million, or approximately 7.5%, to $204.2 million in 2006 compared to $189.9 million in 2005. Overall, the increase in sales is a result of strong demand for our products in the general industrial, commercial construction and metal building markets due to overall economic expansion and the introduction of new products. Of the increase in sales, approximately $4.4 million was due to increased sales of specialty tapes, laminates and insulation products, $5.2 million was due to increased sales of industrial closures, rings and levers and $4.2 million was due to increased sales of new consumer-oriented specialty dispensing products. In addition, the increase in sales included approximately $0.5 million of currency exchange gains.

        Packaging Systems' gross profit increased approximately $5.3 million to $59.8 million, or 29.3% of sales, in 2006 from $54.5 million, or 28.7% of sales, in 2005. Of the increase in gross profit between years, approximately $4.1 million is attributed to the sales level increase between years and approximately $1.4 million is attributed to improved material margins as a result of moderating raw material costs, offset in part by higher period operating costs resulting from the increased sales levels.

        Packaging Systems' selling, general and administrative costs increased approximately $2.2 million to $26.0 million, or 12.7% of sales, in 2006 as compared to $23.8 million, or 12.5% of sales, in 2005. The increase in selling, general and administrative expenses was consistent with the increase in sales.

        Packaging Systems' operating profit increased $3.2 million to $33.8 million, or 16.5% of sales, in 2006 from $30.6 million, or 16.1% of sales, in 2005. The increase in operating profit is due primarily to higher sales levels, improved material margins as a result of moderating raw material costs and flat selling and administrative costs as a percentage of sales between years.

        Packaging Systems' Adjusted EBITDA increased $6.3 million to $46.7 million, or 22.9% of sales, in 2006 from $40.5 million, or 21.2% of sales, in 2005. Of this amount, approximately $3.2 million is consistent with the improvement in operating profit. Of the remaining change, $1.9 million of the increase resulted from changes in foreign currency gains and losses, as there was a $0.1 million gain on transactions denominated in foreign currencies in 2006 compared to $1.8 million in losses on such similar transactions in 2005. In addition, there was approximately $0.8 million higher amortization of customer intangible assets in 2006 than in 2005.

        Energy Products.    Net sales for 2006 increased $26.0 million, or 19.8%, to $157.0 million compared to $131.0 million in 2005. Of this amount, approximately $11.8 million represents increased demand from existing customers for slow speed and compressor engines and related products, as a result of continued favorable market conditions for oil and gas producers in the United States and Canada, and approximately $3.7 million represents market share gains due to extended product line offerings of existing engine models, principally in Canada, and expanded replacement parts offerings internationally. Sales of specialty gaskets increased $10.2 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries, incremental business with existing customers and increased demand for replacement parts as a result of severe weather in the United States Gulf Coast region in the second half of 2005. In addition, $0.3 million is due to increased international sales of specialty gaskets, principally in Latin America, the Far East and Europe.

        Gross profit within Energy Products increased $10.3 million to $45.7 million, or 29.1% of sales in 2006, from $35.4 million, or 27.0% of sales in 2005. Of this amount, approximately $7.0 million is attributed to the sales level increase between years. The remaining improvement is due to improved material margins in both businesses, which in our engine business relates to on-going efforts to source slow speed and compressor engine products to suppliers in lower cost manufacturing countries, and better absorption of fixed overhead costs, given the increased sales volumes in 2006 as compared to 2005.

        Selling, general and administrative expenses within Energy Products increased $2.5 million to $22.7 million, or 14.5% of net sales in 2006, from $20.2 million, or 15.4% of net sales in 2005. Of the increase, approximately $1.2 million relates to increased sales compensation and commission expenses, consistent with the increase in sales and $0.9 million is due to increased asbestos litigation defense costs in our specialty gasket business. Energy Products achieved higher sales levels with only a modest increase in selling and administrative costs due to the relatively fixed cost nature of this segment's existing distribution network, particularly with respect to sales of specialty gaskets.

        Overall, operating profit within Energy Products increased $7.6 million to $22.8 million, or 14.5% of sales in 2006, from $15.2 million, or 11.6% of sales, in 2005 due principally to significantly higher sales levels.

        Energy Products' Adjusted EBITDA increased $7.5 million to $25.1 million or 16.0% of sales for the year ended December 31, 2006 from $17.6 million, or 13.4% of sales, for the year ended December 31, 2005, consistent with the improvement in operating profit between years.

        Industrial Specialties.    Net sales in 2006 increased $17.3 million, or approximately 10.5%, to $182.0 million from $164.7 million in 2005. The increase in sales is a result of strong demand for our products in the general industrial, aerospace and automotive markets due to market share gains, new products, and economic expansion. Notably, our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 14.2% in 2006 as compared to 2005 due to continued strong commercial and business jet build rates. As compared to 2005, 2006 sales within our industrial cylinders business increased 14.5%, sales of specialty automotive fittings improved 3.2% and sales of precision cutting tools improved 5.7%, while sales within our defense business were slightly above 2005 levels. We estimate that steel cost increases recovered from customers via pricing increases during 2006, principally within our industrial cylinder and precision tool businesses, were comparable to 2005.

        Gross profit within Industrial Specialties increased $7.2 million to $54.8 million, or 30.1% of sales, in 2006 as compared to $47.6 million, or 28.9% of sales, in 2005. Of the increase in gross profit, approximately $5.0 million is attributed to the sales level increase between years. The remainder of the increase is attributed to operational improvements which resulted in reductions in material, labor and overhead costs as a percentage of sales, with increased material margins comprising the majority of the improvement at approximately $1.2 million.

        Selling, general and administrative expenses increased $0.4 million to $16.3 million, or 8.9% of sales, in 2006 as compared to $15.9 million, or 9.6% of sales, in 2005, due primarily to increases in professional fees and certain personnel expenses.

        Operating profit increased $7.2 million to $38.8 million, or 21.3% of sales, in 2006 as compared to $31.6 million, or 19.2% of sales, in 2005, due primarily to increased sales levels in each of the businesses in this segment and improved material margins, which were offset in part by slightly higher selling, general and administrative spending.

        Industrial Specialties' Adjusted EBITDA increased $6.8 million to $43.5 million, or 23.9% of sales, in 2006 from $36.7 million, or 22.3% of sales, in 2005, consistent with the improvement in operating profit between years.

        RV & Trailer Products.    Net sales decreased $18.3 million, or 8.8%, to $190.7 million in 2006, from $209.0 million in 2005. This decrease is due principally to reduced demand across all market channels and market pricing pressures which resulted from increased foreign competition, particularly in the agriculture and industrial markets. In addition, approximately $0.7 million of the decrease in sales is due to currency exchange rates, as our reported results in U.S. dollars were reduced as a result of a weaker Australian dollar.

        RV & Trailer Products' gross profit decreased $9.5 million to $38.7 million, or 20.3% of net sales in 2006, from $48.2 million, or 23.1% of net sales, in 2005. Of the decrease in gross profit, approximately $4.2 million is attributed to the sales level decrease between years and approximately $4.3 million is attributed to lower product margins as a result of competitive pricing pressures, higher commodity costs and a less favorable mix of product sales, primarily in our Australian business. In addition, approximately $1.0 million is attributed to startup costs incurred in 2006 associated with our new manufacturing facility in Thailand.

        RV & Trailer Products' selling, general and administrative expenses decreased $0.3 million to $20.2 million, or 10.6% of sales in 2006, from $20.5 million, or 9.8% of sales in 2005, as selling, general and administrative spending and expenses decreased due to lower sales levels.

        RV & Trailer Products' operating profit decreased $106.4 million in 2006, from an operating profit of $26.8 million in 2005 to an operating loss of $79.6 million in 2006, principally due to the non-cash goodwill impairment charge of $97.5 million. The remaining decrease in operating profit of approximately $8.9 million is primarily related to the decline in sales and lower material margins.

        RV & Trailer Products' Adjusted EBITDA decreased $8.2 million to $26.1 million, or 13.7% of sales in 2006, from $34.3 million, or 16.4% of sales, in 2005, which, after considering the effect of the goodwill impairment charge, is consistent with the decline in operating profit margin between years.

        Recreational Accessories.    Net sales decreased $19.6 million, or approximately 6.4%, to $286.6 million in 2006, from $306.2 million in 2005. The net decrease in sales between years was principally the result of reduced consumer demand due to high gasoline prices, a continued uncertain interest rate environment and an effort by the installer and distributor customer groups to reduce inventory levels due to the softening of end-consumer markets. These decreases were offset by approximately $2.8 million due to currency exchange as our reported sales in U.S. dollars benefited from stronger foreign currencies during 2006.

        Recreational Accessories' gross profit increased $13.2 million to $74.5 million, or 26.0% of net sales in 2006, from $61.3 million, or 20.0% of net sales in 2005. Of this increase in gross profit, approximately $5.7 million is attributed to material margin improvements in our retail sales channel as a result of sourcing initiatives and $5.2 million is attributed to savings resulting from the decision to purchase certain products that we previously manufactured. An additional $5.0 million is attributed to material margin improvements in our towing products business due to pricing actions and net favorable material usage variances at our Goshen, Indiana manufacturing facility, resulting from manufacturing efficiency and material management improvement initiatives. Gross profit was also favorably impacted by savings associated with cost reduction initiatives implemented at our Goshen, Indiana manufacturing facility in 2006. These improvements were offset by $3.9 million in lower gross profit attributed to the decline in sales between years.

        Recreational Accessories' selling, general and administrative expenses increased approximately $3.9 million to $60.5 million, or 21.1% of sales in 2006, from $56.6 million, or 18.5% of sales in 2005. The increase in selling and administrative expenses between years is due to increased advertising and promotion expenses which were necessary to support our retail channel sales activities, costs associated with the closure of our Sheffield, Pennsylvania operations and increased distribution costs from our South Bend facility associated, in part, with the exit from our Sheffield operations.

        Recreational Accessories' operating profit decreased $7.0 million in 2006, from an operating profit of $2.1 million to an operating loss of $4.9 million in 2006, principally due to the non-cash goodwill impairment charge of $19.0 million. The effect of the goodwill impairment charge is partially offset by approximately $12.0 million of additional operating profit as a result of increased material margins, improved productivity and purchasing cost savings initiatives, which were partially offset by increased promotion costs in our retail channel, increased costs associated with closure of our Sheffield operation and increased distribution costs from our South Bend distribution facility.

        Recreational Accessories' Adjusted EBITDA increased $9.6 million to $24.5 million, or 8.6% of sales in 2006, from $14.9 million, or 4.9% of sales, in 2005, which, after considering the effect of the goodwill impairment charge, is consistent with the increase in operating profit margin between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2006	2005
	(dollars in millions)
Corporate operating expenses	$11.4	$10.4
Employee costs and related benefits	8.9	7.4
Management fees and expenses	4.1	4.2

Corporate expenses and management fees—operating profit	24.4	22.0
Receivables securitization expenses	4.1	4.2
Depreciation	(0.1)	(0.2)
Other, net	(0.3)	(0.5)

Corporate expenses and management fees—Adjusted EBITDA	$28.1	$25.5

        Corporate expenses and management fees approximated $24.4 million and $22.0 million in 2006 and 2005, respectively. The increase in corporate operating expenses is primarily the result of increased professional fees for services utilized in 2006. The increase in employee costs and related benefits is due primarily to increased incentive stock compensation expense as a result of implementation of SFAS No. 123R, "Accounting for Stock-Based Compensation."

        Interest Expense.    Interest expense increased approximately $3.9 million to $79.1 million in 2006 from $75.2 million in 2005. The increase is primarily the result of an increase in our weighted average interest rate on variable rate borrowings to approximately 8.2% in 2006 from approximately 6.9% in 2005, which was partially offset by a reduction in weighted average variable rate borrowings of approximately $324.9 million during 2006 from approximately $357.6 million during 2005.

        In connection with the refinancing of our credit facilities in August 2006, we incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge due to the write-off of debt issuance costs.

        Other Expense, Net.    Other expense, net decreased approximately $1.9 million to $4.2 million in 2006 from $6.1 million in 2005. The decrease is principally due to a gain in 2006 of approximately $0.1 million on transactions denominated in foreign currencies other than the local currency of the subsidiary that is a party to the transaction as compared to a loss on such transactions in 2005 of approximately $2.3 million.

        Income Taxes.    The effective income tax rate for 2006 was (2.6)% compared to 66.6% for 2005. In 2006, we reported foreign pre-tax income of approximately $16.2 million and a domestic pre-tax loss of approximately $121.6 million. The loss in 2006 is primarily the result of a goodwill impairment charge of $116.5 million, for which we received an income tax benefit of only $1.2 million. In 2006, we also recorded a tax benefit of approximately $0.5 million in accordance with SFAS 109 due to the change in the Texas tax law signed into effect on May 19, 2006, recorded a valuation allowance of $1.7 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward, and recorded a tax benefit of $0.6 million related to extraterritorial income exclusions (ETI). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship with net income (loss). In 2005, foreign operations reported pre-tax income of approximately $10.6 million compared to a reported domestic pre-tax loss of $7.6 million. In 2005, we recorded a valuation allowance of $2.2 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward and recorded a tax benefit of $1.0 million related to extraterritorial income exclusions (ETI). In addition, in 2005, certain of our foreign subsidiaries made a dividend distribution of approximately $55.8 million from accumulated earnings and profits. The 2005 dividend resulted in our recording additional tax expense of approximately $0.4 million related to federal taxes on foreign accumulated earnings and profits.

        Discontinued Operations.    In fourth quarter 2005, our Board of Directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consisted of operations located in Frankfort, Indiana; Wood Dale, Illinois; and Lakewood, Ohio. During the fourth quarter of 2006, we completed the sale of the Wood Dale and Lakewood operations of the industrial fasteners business. During the second quarter of 2006, we sold our asphalt-coated paper line of business, which was part of our Packaging Systems operating segment. The loss from discontinued operations, net of income tax benefit, was $20.7 million compared to a loss from discontinued operations, net of income tax benefit, of $46.5 million in 2005. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached herein.

        Cumulative Effect of Change in Accounting Principle.    In the fourth quarter 2005, we adopted FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligation." We adopted FIN 47 as of December 31, 2005 and recorded a cumulative effect of change in accounting principle of approximately $0.4 million, net of income tax benefit of $0.3 million. Pro forma balance sheet information has not been provided as the impact to the balance sheet is not material.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

        The principal factors impacting us during the year ended December 31, 2005 compared with the year ended December 31, 2004 were:

  •
  a stronger industrial economy in 2005, which impacted end-user demand across our Industrial Specialties and Packaging Systems segments;

  •
  the impact of significant competitive pricing pressures in the towing products business of our Recreational Accessories segment, most notably in our retail market channel; and

  •
  the impact of higher material costs and availability of some commodities, including the effects of higher steel costs within our Recreational Accessories and RV & Trailer Products segments and higher polyethylene and polypropylene resin costs within our Packaging Systems segment.

        Overall, net sales increased $69.5 million, or approximately 7.5%, in 2005 as compared with 2004. Of this increase, approximately $46.5 million is attributed to organic growth, and approximately $6.0 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. In addition, we estimate that approximately $17.0 million of additional sales in 2005 was the result of recovery of steel cost increases that were passed through to customers. Packaging Systems' net sales increased $6.4 million, or approximately 3.5%, in 2005 as compared with 2004 due to new product sales, the favorable effects of currency exchange and partial recovery of increased steel costs, offset in part by slightly lower sales of core products such as rings, closures and plastic plugs. Net sales within Energy Products increased $28.0 million, or 27.2%, in 2005 as compared with 2004 as businesses in this segment benefited from high levels of oil and gas drilling activity in North America due to elevated oil prices and higher levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $31.1 million, or 23.2%, in 2005 as compared with 2004 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably in our industrial cylinder business. RV & Trailer Products' net sales increased $12.0 million, or approximately 6.1%, in 2005 as compared with 2004. After consideration of the favorable impacts of currency exchange of $2.0 million, net sales increased approximately $10.0 million in 2005 from 2004. Recreational Accessories' net sales decreased $8.1 million, or approximately 2.6%, in 2005 as compared with 2004. After consideration of the favorable effects of currency exchange of $3.1 million and the beneficial impact of steel cost increases recovered from customers of approximately $14.6 million, net sales decreased approximately $25.8 million in 2005 from 2004.

        Gross profit margin (gross profit as a percentage of sales) approximated 24.7% and 27.5% in 2005 and 2004, respectively. Most notably, Recreational Accessories' gross profit margin declined to approximately 20.0% in 2005 from approximately 27.2% in 2004 due principally to reduced sales volumes of towing and trailer products in the higher margin wholesale distributor and installer channels, significant competitive pricing pressures in all market channels, but especially retail, and insufficient recovery of steel and other material cost increases via pricing. Packaging Systems' gross profit margin declined to 28.7% in 2005 from 31.1% in 2004. The decline in gross profit margins is due principally to the impact of resin cost increases, steel cost recovery issues related to certain products in Europe and other cost increases not able to be fully recovered from customers. Within Energy Products, gross profit margin declined slightly to approximately 27.0% in 2005 from approximately 27.4% in 2004. Gross profit margin within Industrial Specialties improved to 28.9% in 2005 from 27.5% in 2004 due principally to increased sales of higher margin aerospace fasteners. Within RV & Trailer Products, gross profit margins declined to approximately 23.1% in 2005 from approximately 24.9% in 2004, due primarily to competitor-driven pricing pressures in the trailer products business.

        Operating profit margin (operating profit as a percentage of sales) approximated 8.4% and 9.5% for the years ended December 31, 2005 and 2004, respectively. The decline in operating profit margin is due principally to reduced profit margin within Recreational Accessories. Within Recreational Accessories, operating profit decreased $23.9 million in 2005 compared to 2004 as this business segment had lower sales levels, margin erosion due to competitor-driven pricing pressures, and overall lower gross profits due to inability to recover material cost increases from customers. Operating profit margin at Packaging Systems increased to 16.1% in 2005 from 15.2% in 2004. The impact of increased steel, resin and other material cost increases which were not able to be fully recovered from customers were more than offset by reduced operating expenses. Also in the first half of 2004, our Compac business unit incurred higher costs and operational inefficiencies associated with the consolidation of manufacturing facilities into its new Hackettstown, New Jersey facility, which did not recur in 2005. Within Energy Products, operating profit margin improved to 11.6% in 2005 from 8.9% in 2004 as this segment benefited from significantly higher sales with only a nominal increase in related selling and other fixed costs. Within the Industrial Specialties segment, operating profit increased to 19.2% in 2005 from 16.3% in 2004 as businesses in this segment benefited from significantly increased sales levels. Within RV & Trailer Products, operating profit margin decreased marginally to 12.8% in 2005 from 13.0% in 2004.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) decreased to 11.8% for the year ended December 31, 2005 from 13.6% for the year ended December 31, 2004, respectively, consistent with the overall decrease in operating profit margin between years. See discussion of operating results by segment for further explanation of changes in segment Adjusted EBITDA between years.

        Packaging Systems.    Net sales increased $6.4 million, or approximately 3.5%, to $189.9 million in 2005 compared to $183.5 million in 2004. Of this amount, $9.6 million relates to increased sales of new specialty dispensing products, $1.8 million is due to higher sales of pressure sensitive tapes and insulation products, and $0.5 million is due to the favorable impact of foreign currency exchange as a result of a weaker U.S. dollar. These increases were in part offset by an approximate $5.5 million decrease in sales of core products, including industrial closures, rings and levers, compared to 2004.

        Packaging Systems' gross profit margin declined to approximately 28.7% during 2005 from approximately 31.1% in 2004, and gross profit declined $2.5 million in 2005 from 2004. The beneficial impact of higher sales levels and favorable impact of currency exchange were more than offset by increased resin, steel and other materials cost increases not able to be recovered from customers and higher energy costs, resulting in the decrease in gross profit margin in 2005 from 2004.

        Packaging Systems' selling, general and administrative costs were $23.8 million or approximately 12.5% of sales in 2005 compared to $26.3 million or approximately 14.4% of sales in 2004. Increased costs associated with launch and sales ramp-up activities related to sale of Rieke's specialty pump dispensing products for consumer applications were approximately offset by costs incurred in the first half 2004 related to employee severance and maintaining compliance with various health and safety requirements at a European manufacturing facility. Also in 2004, we estimate we incurred approximately $4.1 million of costs in connection with the consolidation of Compac's Netcong and Edison, New Jersey facilities into a new facility in Hackettstown, New Jersey. These consolidation actions were essentially completed in fourth quarter 2004 and related costs did not recur in 2005.

        Overall, Packaging Systems' operating profit margin increased to approximately 16.1% in 2005 as compared to 15.2% in 2004. The impact of increased sales levels, the favorable effect of stronger foreign currencies on results reported in U.S. dollars, and facility consolidations and certain employee-related and other regulatory health and safety costs that did not recur in 2005 more than offset increased resin, steel and other material cost increases not able to be fully recovered from customers and increased costs associated with the launch of new specialty dispensing products.

        Packaging Systems' Adjusted EBITDA decreased approximately $1.0 million to $40.4 million, or 21.2% of sales for the year ended December 31, 2005 from $41.4 million, or 22.5% of sales for the year ended December 31, 2004. Compared to 2004, Adjusted EBITDA in 2005 was reduced $2.1 million due to net losses on transactions denominated in foreign currencies while in 2004 Adjusted EBITDA was $0.4 million higher due to net gains on transactions denominated in foreign currencies. In 2004, Adjusted EBITDA also included the add-back of a $2.3 million asset impairment charge related to the consolidation of operating facilities.

        Energy Products.    Net sales for 2005 increased $28.0 million, or 27.2%, to $131.0 million compared to $103.0 million in 2004. Of this amount, approximately $8.4 million represents increased demand from existing customers for slow speed and compressor engines and products as a result of continued favorable market conditions for oil and gas producers in the United States and Canada and approximately $5.2 million represents market share gains due to extended product line offerings of existing engine models, principally in Canada, and expanded replacement parts offerings internationally. Sales of specialty gaskets increased $13.1 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries, incremental business with existing customers and increased demand for replacement parts as a result of severe weather in the United States Gulf Coast region in the second half of 2005. In addition, $1.3 million is due to increased international sales of specialty gaskets, principally in Latin America, the Far East and Europe.

        Gross profit within Energy Products increased $7.2 million to $35.4 million or 27.0% of sales in 2005 from $28.3 million or 27.4% of sales in 2004. Of this amount, approximately $7.7 million is attributed to the sales level increase which was marginally offset by net material cost increases not able to be recovered from customers or otherwise offset. Increased costs of steel for bolts used in our specialty gasket business were approximately offset by sourcing initiatives.

        Selling, general and administrative expenses at Energy Products increased $1.1 million to $20.2 million or 15.4% of net sales in 2005 from $19.1 million or 18.5% of net sales in 2004. Selling, general and administrative costs as a percentage of net sales improved 3.1% in 2005 from 2004 as Energy Products achieved higher sales levels with only a modest increase in selling and administrative costs due to the relatively fixed cost nature of this segment's existing distribution network, particularly with respect to sales of specialty gaskets.

        Overall, operating profit within Energy Products increased $6.0 million to $15.2 million or 11.6% of sales in 2005 from $9.2 million or 8.9% of sales in 2004 due principally to significantly higher sales levels.

        Energy Products' Adjusted EBITDA increased $5.9 million to $17.6 million or 13.4% of sales for the year ended December 31, 2005 from $11.7 million or 11.4% of sales for the year ended December 31, 2004, consistent with the improvement in operating profit between years.

        Industrial Specialties.    Net sales during 2005 increased $31.1 million, or approximately 23.2% to $164.7 million compared to $133.6 million in 2004. Of this amount, approximately $27.1 million is a result of increasing demand for our products in the aerospace, general industrial, and defense markets due to new products, market share gains and economic expansion. We estimate approximately $4 million is due to additional recovery of steel cost increases passed through to customers, principally within our industrial cylinder and precision tooling businesses.

        Gross profit within our Industrial Specialties segment increased $10.8 million to $47.6 million or 28.9% of sales in 2005 from $36.8 million, or 27.5% of sales in 2004. The improvement in gross margin is primarily the result of a more profitable product mix due to proportionately greater sales of higher margin aerospace fasteners and overall higher sales levels.

        Selling, general and administrative expenses increased $0.9 million to $15.9 million or 9.6% of sales in 2005 from $15.0 million or 11.2% of sales in 2004 as the Industrial Specialties businesses were able to achieve higher sales levels without increasing selling and administrative costs to do so.

        Overall, operating profit within Industrial Specialties increased $9.9 million to $31.7 million, or 19.2% of net sales in 2005, from $21.8 million, or 16.3% of net sales in 2004. The increase is due primarily to increased sales volumes across all of this segment's businesses and the result of proportionately greater sales of higher margin aerospace fasteners.

        Industrial Specialties' Adjusted EBITDA increased $10.2 million to $36.7 million or 22.3% of sales for the year ended December 31, 2005, from $26.5 million or 19.8% of sales for the year ended December 31, 2004, consistent with the improvement in operating profit between years.

        RV & Trailer Products.    Net sales increased $12.0 million or 6.1%, to $209.0 million in 2005 from $197.0 million in 2004. After consideration of the favorable impacts of currency exchange of $2.0 million, net sales increased approximately $10.0 million in 2005 from 2004. This increase is due principally to an increase in unit volume within our electrical products business unit.

        RV & Trailer Products' gross profit decreased $0.9 million to $48.2 million, or 23.1% of net sales in 2005, from $49.1 million or 24.9% of net sales in 2004. The decline in gross profit is due to significant competitive pricing pressures in our trailering products business.

        RV & Trailer Products' selling, general and administrative expenses decreased $2.4 million to $20.5 million or 9.8% of sales in 2005, from $22.9 million or 11.6% of sales in 2004, as RV & Trailer Products reduced selling, general and administrative expenses in response to lower gross profits.

        Overall, RV & Trailer Products' operating profit increased $1.2 million to $26.8 million, or 12.8% of net sales, in 2005, from $25.6 million, or 13.0% of net sales in 2004. The increase in operating profit is primarily the result of reductions in selling, general and administrative expenses in response to lower gross margins earned as a result of pricing pressures in its trailering products business.

        RV & Trailer Products' Adjusted EBITDA increased $0.9 million to $34.3 million or 16.4% of sales for the for the year ended December 31, 2005 from $33.4 million or 16.9% of sales for the year ended December 31, 2004, consistent with the change in operating profit between years.

        Recreational Accessories.    Net sales decreased $8.1 million, or approximately 2.6%, to $306.2 million in 2005 from $314.3 million in 2004. After consideration of the favorable impacts of currency exchange of $3.1 million and steel cost increases recovered from customers of approximately $14.6 million, net sales decreased approximately $25.8 million in 2005 from 2004. This decrease is due to lower market demand in 2005 compared to 2004 and the impact of customer inventory adjustments, primarily within our towing products business unit, as well as significant price competition in all market channels, but especially retail due to increasing competition from manufacturers in lower cost countries.

        Recreational Accessories' gross profit decreased $24.1 million to $61.3 million, or 20.0% of net sales in 2005, from $85.4 million or 27.2% of net sales in 2004. Of this decline in gross profit, we estimate approximately $23.5 million is attributed to a decline in material margins due to inability to fully recover steel and other material cost increases through pricing in our towing products businesses, and significant competitive pricing pressures in all market channels, but especially retail. This decline in material margins was offset in part by reductions in direct labor costs and variable spending of approximately $5.3 million. The remaining decline in gross profit is due to loss of incremental margin on an estimated $25.8 million of lower sales in 2005 when compared to 2004.

        Recreational Accessories' selling, general and administrative expenses decreased $2.5 million to $56.6 million or 18.5% of sales in 2005, from $59.1 million or 18.8% of sales in 2004, as Recreational Accessories reduced selling, general and administrative expenses in response to lower sales and gross profits. In 2004, Recreational Accessories incurred approximately $1.2 million in higher costs related to the consolidation of certain businesses distribution activities in South Bend, Indiana and ramp-up of that facility's operations. These costs did not recur in 2005.

        In 2005, operating profit was reduced an additional $2.7 million as Recreational Accessories incurred asset impairment charges related to the closure of its Elkhart, Indiana plastics operation, which was merged into our Goshen, Indiana facility, and the shutdown of our Consumer Products business unit's distribution/manufacturing facility located in Sheffield, Pennsylvania, which was merged into our South Bend, Indiana distribution center.

        Overall, Recreational Accessories' operating profit decreased $23.9 million to $2.1 million, or 0.7% of net sales in 2005, from $26.1 million, or 8.3% of net sales in 2004. The decline in operating profit in 2005 from 2004 is the result of lower sales levels, principally in the towing products business, and margin erosion in all market channels due to severe competitor pricing pressures and inability to recover fully steel and other material cost increases through pricing. These negative impacts to operating profit were partially offset by reductions in selling, general and administrative expenses in response to reduced levels of sales activity and lower gross profits. Operating profit was also impacted by $2.7 million in asset impairment charges associated with closure and merger of facilities into other existing Recreational Accessories operations.

        Recreational Accessories' Adjusted EBITDA decreased approximately $22.0 million to $14.9 million or 4.9% of sales for the year ended December 31, 2005 from $36.9 million or 11.7% of sales for the year ended December 31, 2004. Compared to 2004, the decrease in Adjusted EBITDA in 2005 was less than the decline in operating profit in 2005 due primarily to the add-back of a $2.7 million asset impairment charge related to the consolidation and closure of two operating facilities.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2005	2004
	(dollars in millions)
Corporate operating expenses	$10.4	$10.9
Employee costs and related benefits	7.4	6.9
Management fees and expenses	4.2	4.2

Corporate expenses and management fees—operating profit	22.0	22.0
Receivables securitization expenses	4.2	1.9
Depreciation	(0.2)	(0.2)
Deferred equity offering costs	—	(1.1)
Other, net	(0.5)	0.1

Corporate expenses and management fees—Adjusted EBITDA	$25.5	$22.7

        Corporate expenses and management fees approximated $22.0 million in 2005 and 2004, respectively. In 2005, increases in group medical and workers compensation insurance expense and higher costs associated with operating our Asian Sourcing Office were approximately offset by the $1.1 million write-off of deferred equity offering costs in 2004 that did not recur in 2005.

        Interest Expense.    Interest expense increased approximately $7.6 million in 2005 as compared to 2004 due to an increase in our weighted average interest rate from 5.69% at December 31, 2004 to 7.2% at December 31, 2005. We also incurred greater borrowings on our revolving credit facility in the first half of 2005 to fund increasing levels of investment in working capital, which were offset in part by reductions in borrowings on our revolving credit facility in the second half of 2005, as we partially paid down amounts outstanding on our revolver in addition to scheduled principal payments of $2.9 million on our term loan facility.

        Other Expense, Net.    Other expense, net increased approximately $5.0 million to $6.1 million in 2005 from $1.1 million in 2004. Of this amount, approximately $1.0 million relates to greater expenses incurred as a result of increased use of our receivables securitization facility, $0.5 million in expense related to the sale of receivables at one business and under a factoring arrangement at certain European subsidiaries to fund working capital needs and $0.6 million is due to expenses incurred in connection with renewal of our receivables securitization facility in July 2005. The remaining increase is primarily due to net losses on transactions denominated in foreign currencies other than the local currency of the company subsidiary that is a party to the transaction of $2.3 million in 2005, compared to net gains on foreign currency transactions of $0.7 million in 2004.

        Income Taxes.    The effective income tax rate for 2005 was 66.6% compared to 29.6% for 2004. In 2005, we reported foreign pre-tax income of approximately $10.6 million and a domestic pre-tax loss of approximately $7.6 million. In 2004, our foreign operations reported pre-tax income of approximately $34.9 million compared to a reported domestic pre-tax loss of $15.2 million. In 2005, certain of our foreign subsidiaries made a dividend distribution of approximately $55.8 million from accumulated earnings and profits. Prior to 2005, we provided for applicable federal taxes of approximately $3.1 million on the anticipated repatriation of foreign earnings. The 2005 dividend resulted in our recording an additional tax expense of approximately $0.4 million in the current year related to federal taxes on foreign accumulated earnings and profits. A valuation allowance of $2.2 million and $0.5 million was recorded during 2005 and 2004, respectively. We have determined the need for valuation allowances against deferred tax assets associated with a dual consolidated tax loss, certain state net operating losses, and a foreign tax credit carryforward. During 2005 and 2004, we recorded a tax benefit of $1.0 million and $1.2 million, respectively, related to extraterritorial income exclusions ("ETI"). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship with net income (loss). In addition, the tax benefits associated with our 2005 and 2004 domestic pre-tax losses for U.S. Federal purposes were offset by tax expense incurred on foreign income and to a lesser extent at the state level.

        Discontinued Operations.    In the fourth quarter 2005, our board of directors authorized management to move forward with its plan to sell our industrial fasteners operations, which consists of operations located in Frankfort, Indiana, Wood Dale, Illinois, and Lakewood, Ohio. During the second quarter of 2006, we sold our asphalt-coated paper line of business, which was part of our Packaging Systems segment. The results of our asphalt-coated paper business are reported as discontinued operations for all periods presented. The loss from discontinued operations, net of income tax benefit, in 2005 was $46.5 million and included a net of tax impairment charge of $41.6 million which was recorded to reduce the carrying value of net assets used in the industrial fastener business to their estimated fair value. In 2004, the loss from discontinued operations, net of related tax benefits, was $16.1 million.

        Cumulative Effect of Change in Accounting Principle.    In the fourth quarter 2005, we adopted FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligation." We adopted FIN 47 as of December 31, 2005 and recorded a cumulative effect of change in accounting principle of approximately $0.4 million, net of income tax benefit of $0.3 million. Pro forma balance sheet information has not been provided as the impact to the balance sheet is not material.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the year ended December 31, 2006 was approximately $15.9 million as compared to cash provided by operations of $29.9 million for the year ended December 31, 2005. The decrease in cash provided by operations between years is primarily the result of higher inventory levels, primarily in our Energy Products and Industrial Specialties segments, required as a result of an increasing revenue base and decreased levels of accounts payable and accrued liabilities in several of our business units.

        Net cash used for investing activities for the year December 31, 2006 was approximately $22.2 million as compared to $16.6 million for the year ended December 31, 2005. During 2006, capital expenditures were approximately $8.2 million greater than in 2005, of which approximately $7.4 million related to the re-acquisition of equipment subject to an operating lease. The increase in capital expenditures was partially offset by an increase in proceeds from disposition of businesses and other assets, mainly due to the sale of operating facilities reported as discontinued operations, including our Lakewood, Ohio, Wood Dale, Illinois and Edison, New Jersey locations, for which we received cash of approximately $6.7 million.

        Net cash provided by financing activities for the year ended December 31, 2006 was approximately $6.2 million as compared to cash used for financing activities of approximately $12.6 million for the year ended December 31, 2005. During 2006, we increased our U.S. bank debt by approximately $13.7 million due to our credit facility refinancing and additional borrowing requirements on our revolving credit facility. This increased borrowing was partially offset by a reduction in our non-U.S. debt of approximately $7.1 million. In 2005, we used cash to pay down amounts on our revolving credit facility.

  Our Debt and Other Commitments

        On August 2, 2006, we amended and restated our senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, we extended the term of our revolving credit facilities until August 2, 2011, and the maturity of the term loan until August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date) and received a reduction in the interest rate margins on our revolving facility from 3.5% to 2.75% per annum and on the term loan facility from 3.75% to 2.75% per annum. We are also able to issue letters of credit, not to exceed $65.0 million in aggregate, against our revolving credit facility commitments. Under the amended and restated credit facilities, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our amended and restated credit facilities also provide for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes. In connection with the refinancing of our credit facilities, the Company recorded a charge for debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge related to the write-off of debt issuance costs.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.75 to 1.00 for April 1, 2006 to December 31, 2006, 5.65 to 1.00 for January 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 5.10 to 1.00 at December 31, 2006 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net loss, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement for the year ended December 31, 2006.

Year ended December 31, 2006
(dollars in thousands)
Net loss, as reported	$(128,910)
Bank stipulated adjustments:
Interest expense, net (as defined)	79,060
Income tax benefit(1)	(6,520)
Depreciation and amortization	38,740
Impairment of goodwill	116,500
Extraordinary non-cash charges(2)	15,760
Heartland monitoring fee and expenses(3)	4,050
Interest equivalent costs(4)	4,760
Non-cash expenses related to stock option grants(5)	1,350
Non-recurring expenses in connection with acquisition integration(6)	970
Other non-cash expenses or losses	2,510
Non-recurring expenses or costs for cost savings projects(7)	880
Discontinued operations(8)(9)	10,000
Debt extinguishment costs(10)	8,610

Consolidated Bank EBITDA, as defined	$147,760

	December 31, 2006
	(dollars in thousands)
Total long-term debt	$734,490
Aggregate funding under the receivables securitization facility	19,560

Total Consolidated Indebtedness, as defined	$754,050

Consolidated Bank EBITDA, as defined	147,760
Actual leverage ratio	5.10	x

Covenant requirement	5.75	x

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

(7)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $25,000,000 in the aggregate; and non-recurring expenses or similar costs incurred relating to the completion of cost saving initiatives, including production sourcing initiatives, not to exceed $5,000,000 in the aggregate.

(8)
EBITDA from discontinued operations, not to exceed $10,000,000 in any twelve month period.

(9)
Actual amount reported for the year ended December 31, 2006 was $14.7 million, which is net of an asset impairment charge of $15.3 million included in extraordinary non-cash charges.

(10)
Aggregate amount of deferred financing expenses written-off in connection with credit agreement financing.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $1.7 million outstanding at December 31, 2006) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.8 million outstanding at December 31, 2006) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $16.4 million outstanding at December 31, 2006) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of December 31, 2006, total borrowings in the amount of $23.9 million were outstanding under these arrangements.

        Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2006, we had $19.6 million utilized under our accounts receivable facility and $29.0 million of available funding based on eligible receivables and after consideration of leverage restrictions. At December 31, 2006, we also had $14.7 million outstanding under our revolving credit facility and had an additional $90.3 million potentially available after giving effect to approximately $45.0 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At December 31, 2006, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $95.6 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 12, "Long-term Debt," to the accompanying consolidated financial statements as of December 31, 2006. Based on amounts outstanding at December 31, 2006, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $3.0 million annually.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $20.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

        Annual rent expense for the fiscal year ended December 31, 2006 related to these lease transactions is as follows (in millions):

Operating lease	Transaction	Annual lease cost
Real properties (7 properties)*	2002	$2.1
Real properties (2 properties)*	2003	0.9
Personal property (plant and equipment)*	2002	0.9
Personal property (plant and equipment)*	2003	4.4
Real properties	various	9.1
Personal property (plant and equipment)	various	3.0

Total		$20.4

*
These leases are sale-leaseback transactions.

        In connection with the sales of our industrial fastening and asphalt-coating lines of business during 2006 and February 2007, we repurchased approximately $19.8 million of machinery and equipment under operating leases which was included as a part of the sales transactions. The disposal of this equipment will result in an annual reduction in our lease expense of approximately $3.8 million.

Market Risk

        We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. We do not currently use derivative financial instruments to manage these risks. The functional currencies of our foreign subsidiaries are the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

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

Off-Balance Sheet Arrangements

        We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At December 31, 2006, we had $19.6 million utilized and $29.0 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

Commitments and Contingencies

        Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 21 facilities and certain capital equipment, our allocable share of certain compensation and benefit obligations to Metaldyne and interest obligations on our senior secured term loan and senior subordinated notes. Interest on our credit facility was based on LIBOR plus 275 basis points, which equaled 8.45% at December 31, 2006, and this rate was used to estimate our future interest obligations with respect to the term loan included in the table below.

        The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2006.

	Payments Due by Periods (dollars in thousands)
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$735,730	$9,700	$12,730	$28,090	$685,210
Lease obligations	169,380	22,640	42,610	30,030	74,100
Benefit obligations	4,060	360	720	720	2,260
Interest obligations:
Term loan	137,630	21,780	42,900	42,020	30,930
Subordinated notes	241,960	43,230	86,460	86,460	25,810

Total contractual obligations	$1,288,760	$97,710	$185,420	$187,320	$818,310

        As of December 31, 2006, we had a $90.0 million revolving credit facility and a $125.0 million accounts receivable facility. Throughout the year, outstanding balances under these facilities fluctuate and we incur additional interest (or, in the case of the accounts receivable facility, interest-like charges) obligations on such variable outstanding debt.

        As of December 31, 2006, we are contingently liable for standby letters of credit totaling $45.0 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

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

Impact of New Accounting Standards

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements," which defines fair values, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. This Statement applies when other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is required to be adopted for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R)," which requires an employer to recognize in its balance sheet the overfunded or underfunded status of defined benefit post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Employers are also required to recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and prior service costs and credits. We will adopt SFAS No. 158 in 2007. While we have not yet completed our evaluation of SFAS No. 158, we currently estimate that adoption of SFAS No. 158 will result in a charge to our shareholders' equity of approximately $3 to $4 million.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. We will adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

Critical Accounting Policies

        The following discussion of accounting policies is intended to supplement the accounting policies presented in our audited financial statements included elsewhere in this prospectus. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

        Accounting Basis for Transactions.    Prior to June 6, 2002, we were owned by Metaldyne. On November 28, 2000, Metaldyne was acquired by an investor group led by Heartland. On June 6, 2002, Metaldyne issued approximately 66% of our fully diluted common stock to an investor group led by Heartland. As a result of the transactions, we did not establish a new basis of accounting as Heartland was the controlling shareholder for both us and Metaldyne at the time and the transactions were accounted for as a reorganization of entities under common control.

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.6 million at December 31, 2006. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

        Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years. See further discussion under "Goodwill and Other Intangibles" below.

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews, on a quarterly basis, the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

        Goodwill and Other Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. At December 31, 2006, fair values of our reporting units were determined based upon the expected future cash flows discounted at our weighted average costs of capital ranging from

10.5% - 11.6% and estimated residual growth rates ranging from 3% to 7%. Our estimates of expected future cash flows are affected by future operating performance, as well as general economic conditions, costs of raw materials and other factors which are beyond the Company's control.

        In connection with our review of other long-lived assets, we review definite-lived intangible assets on a quarterly basis, or more frequently if events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Effective January 1, 2006, we reduced the estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years, and 15 years to 12 years. We determined that a reduction in estimated useful lives assigned to certain customer relationship intangibles was warranted as of that date to reflect our updated evaluation of the period of expected future benefit derived from these customer relationship intangibles. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years. The effect of this change increased amortization expense approximately $2.4 million annually. Future changes in our business or the markets for our products could result in further reductions in remaining useful lives for customer relationship intangibles and other definite lived intangible assets, or in impairments of other intangible assets that might be required to be recorded in future periods.

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

        We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule in the 2006 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Effective January 1, 2006, the Company changed its method of accounting for share-based payments pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." In 2005, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 143, 'Accounting for Asset Retirement Obligations."'

/s/ KPMG LLP

Detroit, Michigan
March 20, 2007

TriMas Corporation

Consolidated Balance Sheet

(Dollars in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$3,600	$3,730
Receivables, net	99,240	89,960
Inventories, net	165,360	148,450
Deferred income taxes	24,310	20,120
Prepaid expenses and other current assets	7,320	7,050
Assets of discontinued operations held for sale	11,770	46,730

Total current assets	311,600	316,040
Property and equipment, net	165,200	164,250
Goodwill	529,730	644,780
Other intangibles, net	240,120	255,220
Other assets	39,410	48,220

Total assets	$1,286,060	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$9,700	$15,920
Accounts payable	100,070	111,250
Accrued liabilities	71,350	62,800
Due to Metaldyne	620	4,850
Liabilities of discontinued operations	23,530	38,410

Total current liabilities	205,270	233,230
Long-term debt	724,790	711,760
Deferred income taxes	89,940	95,980
Other long-term liabilities	29,800	34,760
Due to Metaldyne	3,480	3,480

Total liabilities	1,053,280	1,079,210

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,759,500 and 20,010,000 shares at December 31, 2006 and 2005, respectively	210	200
Paid-in capital	399,070	396,980
Accumulated deficit	(215,220)	(86,310)
Accumulated other comprehensive income	48,720	38,430

Total shareholders' equity	232,780	349,300

Total liabilities and shareholders' equity	$1,286,060	$1,428,510

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Net sales	$1,020,530	$1,000,860	$931,400
Cost of sales	(747,010)	(753,870)	(674,870)

Gross profit	273,520	246,990	256,530
Selling, general and administrative expenses	(170,170)	(159,020)	(164,280)
Gain (loss) on dispositions of property and equipment	40	(690)	(1,350)
Impairment of assets	(510)	(2,960)	(2,380)
Impairment of goodwill	(116,500)	—	—

Operating profit (loss)	(13,620)	84,320	88,520

Other expense, net:
Interest expense	(79,060)	(75,210)	(67,650)
Debt extinguishment costs	(8,610)	—	—
Other expense, net	(4,150)	(6,090)	(1,100)

Other expense, net	(91,820)	(81,300)	(68,750)

Income (loss) from continuing operations before income tax expense	(105,440)	3,020	19,770
Income tax expense	(2,740)	(2,010)	(5,860)

Income (loss) from continuing operations	(108,180)	1,010	13,910
Loss from discontinued operations, net of income tax benefit	(20,730)	(46,470)	(16,100)

Loss before cumulative effect of change in accounting principle	(128,910)	(45,460)	(2,190)
Cumulative effect of change in accounting principle	—	(420)	—

Net loss	$(128,910)	$(45,880)	$(2,190)

Earnings (loss) per share—basic:
Continuing operations	$(5.35)	$0.05	$0.70
Discontinued operations, net of income tax benefit	(1.02)	(2.32)	(0.81)
Cumulative effect of change in accounting principle	—	(0.02)	—

Net loss per share	$(6.37)	$(2.29)	$(0.11)

Weighted average common shares—basic	20,229,716	20,010,000	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$(5.35)	$0.05	$0.67
Discontinued operations, net of income tax benefit	(1.02)	(2.24)	(0.78)
Cumulative effect of change in accounting principle	—	(0.02)	—

Net loss per share	$(6.37)	$(2.21)	$(0.11)

Weighted average common shares—diluted	20,229,716	20,760,000	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(128,910)	$(45,880)	$(2,190)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill	116,500	—	—
Loss on dispositions of property and equipment	3,530	300	790
Impairment of assets	15,760	73,220	10,650
Depreciation	22,250	24,160	23,450
Amortization of intangible assets	16,490	16,590	21,060
Deferred income taxes	(11,280)	(37,580)	(19,060)
Amortization of debt issuance costs	4,330	5,050	4,730
Non-cash debt extinguishment costs	7,920	—	—
Non-cash compensation expense	1,350	310	560
Net proceeds from (reductions in) sale of receivables and receivables securitization	(14,120)	(9,580)	47,960
Payment to Metaldyne to fund contractual obligations	(4,340)	(2,900)	(4,610)
(Increase) decrease in receivables	9,760	(1,490)	(21,110)
(Increase) decrease in inventories	(11,310)	8,900	(54,130)
Increase in prepaid expenses and other assets	(1,390)	(230)	(680)
Increase (decrease) in accounts payable and accrued liabilities	(10,920)	(3,000)	31,760
Other, net	260	1,600	3,440
Cumulative effect of change in accounting principle	—	420	—

Net cash provided by operating activities	15,880	29,890	42,620

Cash Flows from Investing Activities:
Capital expenditures	(29,840)	(21,670)	(42,990)
Net proceeds from disposition of businesses and other assets	7,680	5,030	1,650
Acquisition of businesses, net of cash acquired	—	—	(5,500)

Net cash used for investing activities	(22,160)	(16,640)	(46,840)

Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	(257,410)	(2,890)	(2,890)
Proceeds from borrowings on term loan facilities	260,000	24,250	—
Proceeds from borrowings on revolving credit facilities	688,870	884,450	839,320
Repayments of borrowings on revolving credit facilities	(683,150)	(916,300)	(826,500)
Payments on notes payable	—	—	(8,030)
Debt issuance costs	(2,160)	(2,120)	(1,370)

Net cash provided by (used for) financing activities	6,150	(12,610)	530

Cash and Cash Equivalents:
Increase (decrease) for the year	(130)	640	(3,690)
At beginning of year	3,730	3,090	6,780

At end of year	$3,600	$3,730	$3,090

Supplemental disclosure of cash flow information:
Cash paid for interest	$69,880	$70,550	$61,650

Cash paid for taxes	$14,050	$12,630	$10,220

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Statement of Shareholders' Equity

Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$200	$399,870	$(38,240)	$34,830	$396,660
Comprehensive income (loss):
Net loss	—	—	(2,190)	—	(2,190)
Foreign currency translation				12,150	12,150
Minimum pension liability (net of tax of $570)	—	—	—	(1,040)	(1,040)

Total Comprehensive income (loss)					8,920

Non-cash compensation expense (net of tax of $200)	—	360	—	—	360
Net adjustments to reflect settlement of contractual obligations	—	(780)	—	—	(780)

Balances, December 31, 2004	$200	$399,450	$(40,430)	$45,940	$405,160

Comprehensive income (loss):
Net loss	—	—	(45,880)	—	(45,880)
Foreign currency translation	—	—	—	(7,470)	(7,470)
Minimum pension liability (net of tax of $150)	—	—	—	(40)	(40)

Total comprehensive loss	—	—	—	—	(53,390)

Non-cash compensation expense (net of tax of $110)	—	210	—	—	210
Net adjustments to reflect settlement of contractual obligations	—	(2,680)	—	—	(2,680)

Balances at December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income (loss):
Net loss	—	—	(128,910)	—	(128,910)
Foreign currency translation				9,720	9,720
Minimum pension liability (net of tax of $190)	—	—	—	570	570

Total comprehensive loss	—	—	—	—	(118,620)

Issuance of common stock	10	(10)	—	—	—
Non-cash compensation expense	—	1,350	—	—	1,350
Net adjustments to reflect settlement of contractual obligations	—	750	—	—	750

Balances at December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780

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

        During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. During the fourth quarter of 2006, the Company sold the Wood Dale, Illinois and Lakewood, Ohio operating locations of the industrial fastening business. The industrial fasteners business is presented as discontinued operations for all periods presented and the remaining assets are presented as assets held for sale. In addition, during the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment. The results of the asphalt-coated paper business are reported as discontinued operations for all periods presented. See Note 5, "Discontinued Operations and Assets Held for Sale."

2. Recapitalization

        On June 6, 2002, the Company, Metaldyne and Heartland entered into a stock purchase agreement under which Heartland and other co-investors invested $265.0 million in the Company to acquire approximately 66% of the Company's common stock on a fully diluted basis. To effect the transactions contemplated by the stock purchase agreement, the Company also entered into a senior credit facility consisting of a then $150.0 million revolving credit facility, a $260.0 million term loan facility and a $125.0 million receivables securitization facility, and issued senior subordinated debentures with a face value of $352.8 million. The Company declared and paid a dividend to Metaldyne of $840.0 million in the form of cash, retirement of debt owed by TriMas to Metaldyne or attributed to TriMas under the Metaldyne credit agreement and repurchase of TriMas originated receivables balances under the Metaldyne receivables facility. TriMas was released from all obligations under the Metaldyne credit agreement in connection with the common stock issuance and related financing transactions. Under the terms of the stock purchase agreement, Metaldyne retained shares of the Company's common stock valued at $120.0 million and received a warrant to purchase 750,000 shares of common stock at par value of $.01 per share, valued at $15.0 million. Metaldyne exercised this warrant on September 15, 2006. At December 31, 2006, Metaldyne owned 21.2% of the Company's common stock on a fully diluted basis.

        This transaction was accounted for as a reorganization of entities under common control and, accordingly, the Company has not established a new basis of accounting in its assets or liabilities. Additional adjustments to paid-in capital related to Metaldyne's investment in the Company have been recorded to reflect finalization of certain amounts estimated as of the transaction closing date.

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

        Revenue Recognition.    Revenues from product sales, except products shipped on a consignment basis, are recognized when products are shipped or services are provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various programs. Such deductions are recorded during the period the related revenue is recognized. For products shipped on a consignment basis, revenue is recognized when the customer provides notice of end product use or sale.

        Cost of Sales.    Cost of sales includes material, labor and overhead costs incurred in the manufacture of products sold in the period. Material costs include raw material, purchased components, outside processing and inbound freight costs. Overhead costs consist of variable and fixed manufacturing costs, wages and fringe benefits, and purchasing, receiving and inspection costs.

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of our products, shipping and handling costs, amortization of customer intangible assets, costs of finance, human resources, and legal functions, executive management costs, and other administrative expenses.

        Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.6 million and $5.7 million at December 31, 2006 and 2005, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

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

        Impairment of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews, on a quarterly basis the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

        Goodwill and Other Intangibles.    The Company accounts for goodwill as required under Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." The Company tests goodwill and indefinite-lived intangibles for impairment on an annual basis, unless a change in business conditions occurs which requires a more frequent evaluation, by comparison of estimated fair value to carrying value. In assessing the recoverability of goodwill and indefinite-lived intangibles, the Company estimates the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures, then comparing this estimate of fair value with the reporting unit's net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires the Company to make significant estimates regarding future revenues and expense, projected capital expenditures, changes in working capital and the appropriate discount rate. At December 31, 2006, fair values of our reporting units were determined based upon the expected future cash flows discounted at our weighted average costs of capital ranging from 10.5%—11.6% and estimated residual growth rates ranging from 3% to 7%. Our estimates of expected future cash flows are affected by future operating performance, as well as general economic conditions, costs of raw materials and other factors which are beyond the Company's control.

        The Company recognizes an impairment loss if the carrying amount of other intangibles and long-lived assets is not recoverable from the assets' undiscounted cash flows. The Company reviews the status of customers underlying its customer relationship intangibles and records a write-off when facts and circumstances conclusively indicate that a specific customer relationship is lost. The Company tests other intangibles for impairment on an annual basis, or more frequently, if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business prospects, market trends, potential product obsolescence, competitor activities and other economic factors.

        Fair Value of Financial Instruments.    Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of the term loan debt approximates fair value, based on market comparisons to debt instruments of like kind and quality, while the senior subordinated notes traded at an approximate 3.0% discount below par value as of December 31, 2006.

        Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States ("U.S.") are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $0.1 million, $(2.3) million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity.

        Self-insurance.    The Company is generally self-insured for losses and liabilities related to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. The Company is generally responsible for up to $0.5 million per occurrence under its retention program for workers' compensation, between $0.3 million and $2.0 million per occurrence under its retention programs for comprehensive general, product and vehicle liability, and has a $0.3 million per occurrence stop-loss limit with respect to its self-insured group medical plan. Total insurance limits under these retention programs vary by year for comprehensive general, product and vehicle liability and extend to the applicable statutory limits for workers' compensation. Reserves for claims losses, including an estimate of related litigation defense costs, are recorded based upon the Company's estimates of the aggregate liability for claims incurred using actuarial assumptions about future events. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change.

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

        Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Recreational Accessories' distribution network, are included in selling, general and administrative expenses in the accompanying statement of operations. Shipping and handling costs were $4.7 million, $4.4 million and $5.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were $11.4 million, $10.0 million and $11.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred and were approximated $1.3 million, $0.9 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Earnings Per Share.    Basic and diluted earnings per share amounts are determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," were computed using weighted average shares outstanding for the years ended December 31, 2005 and 2004 and considers a warrant to purchase 750,000 shares of common stock at par value of $0.01 per share, which was exercised on September 15, 2006. Options to purchase approximately 2,008,201, 1,946,123 and 1,826,117 shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively, but were excluded from the computation of net loss per share because to do so would have been anti-dilutive for the periods presented.

        Stock-based Compensation.    The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," effective January 1, 2006, using the Modified Prospective Application (MPA) method. The MPA method requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The MPA method requires the Company to record expense for unvested stock options that were previously valued at fair value for purposes of the historical pro forma requirements under Statement of Financial Accounting Standards No. 123, "Stock-Based

Compensation" (SFAS No. 123), and awarded prior to January 1, 2006, but does not require restatement of prior year information. Prior to adopting SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

        The following tables illustrates the pro forma effect on the per share and total amounts of income from continuing operations and net loss if the Company had adopted the fair value recognition provisions of SFAS No. 123R related to stock-based employee compensation:

	Year ended December 31,
	2005	2004
	(dollars in thousands, except for per share amounts)
Continuing operations income (loss), as reported	$1,010	$13,910
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	360
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)	(1,170)

Pro forma net income from continuing operations attributed to common stock	$110	$13,100

Earnings per share—basic and diluted:
Continuing operations, as reported	$0.05	$0.70

Continuing operations, pro forma for stock-based compensation	$0.01	$0.65

	Year ended December 31,
	2005	2004
	(dollars in thousands, except for per share amounts)
Net loss, as reported	$(45,880)	$(2,190)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210	360
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)	(1,170)

Pro forma net loss attributed to common stock	$(46,780)	$(3,000)

Earnings (loss) per share—basic and diluted:
Net loss per share, as reported	$(2.29)	$(0.11)

Net loss per share, pro forma for stock-based compensation	$(2.34)	$(0.15)

        Income Taxes.    TriMas computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas' assets and liabilities.

        Asset Retirement Obligations.    In the fourth quarter 2005, the Company adopted FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations," which clarifies the term conditional asset retirement obligation as used in FASB Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." The Company adopted FIN 47 as of December 31, 2005 and recorded a cumulative effect of a change in accounting principle of approximately $0.4 million, net of income tax benefit of $0.3 million. Pro forma balance sheet information has not been provided as the impact to the balance sheet is not material.

        Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

4. New Accounting Pronouncements

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements," which defines fair values, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. This Statement applies when other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is required to be adopted for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R)," which requires an employer to recognize in its balance sheet the overfunded or underfunded status of defined benefit post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation. Employers are also required to recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and prior service costs and credits. The Company will adopt SFAS No. 158 in 2007. While the Company has not yet completed its evaluation of SFAS No. 158, the Company currently estimates that adoption of SFAS No. 158 will result in a charge to its shareholders' equity of approximately $3 to $4 million.

        In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies, among other things, the accounting for uncertain income tax positions by prescribing a minimum probability threshold that a tax position must meet before a financial statement income tax benefit is recognized. The minimum threshold is defined as a tax position that, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon adoption. The cumulative effect of applying FIN 48 at adoption is required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

5. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. In December 2006, the Company sold the Wood Dale, Illinois and Lakewood, Ohio operating locations of the industrial fastening business for gross cash proceeds of approximately $5.6 million and a short-term note receivable of approximately $0.2 million. In connection with these transactions, the Company paid approximately $3.7 million to acquire certain leased machinery and equipment used in its industrial fastening business in Wood Dale and Lakewood that was included as part of the sales. The Company recognized an approximate $0.5 million loss on sale. The industrial fastening business is presented as discontinued operations for all periods presented and the remaining assets are presented as assets held for sale.

        In addition, during the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment, for approximately $1.1 million. The Company recognized an approximate $3.6 million loss on this sale. The results of the asphalt-coated paper business are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net sales	$93,660	$108,140	$113,760

Loss from discontinued operations before income tax benefit	$(29,990)	$(79,060)	$(26,250)
Income tax benefit	9,260	32,590	10,150

Loss from discontinued operations, net of income tax benefit	$(20,730)	$(46,470)	$(16,100)

        Assets and liabilities of the discontinued operations are summarized as follows:

	2006	2005
	(dollars in thousands)
Receivables, net	$7,750	$14,500
Inventories	4,020	22,690
Prepaid expenses and other assets	—	1,990
Property and equipment, net	—	7,550

Total assets	$11,770	$46,730

Accounts payable	$8,420	$14,080
Accrued liabilities and other	15,110	24,330

Total liabilities	$23,530	$38,410

        On February 9, 2007, the Company sold the remaining assets and liabilities of its discontinued industrial fastening operation located in Frankfort, Indiana for gross cash proceeds of approximately $4.0 million and a note receivable of $2.5 million.

6. Acquisitions

        On January 29, 2004, the Company acquired all of the capital stock of Theodore Bargman Company (Bargman) for approximately $5.5 million. Bargman had revenues of approximately $12.8 million in 2003 and net assets of approximately $3.1 million as of the acquisition date. Bargman is a manufacturer of lighting products, electrical accessories, access doors, locks and latches for the recreational vehicle market. The acquisition of Bargman, which is included as part of RV & Trailer Products' business segment operations, provided additional opportunities to strengthen this segment's presence in lighting accessories sold to the RV market. The impact of the Bargman acquisition was not significant to the Company's operations.

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

        In completing its annual test of goodwill impairment as of December 31, 2006, the Company's Step I testing indicated that the carrying values of its Recreational Accessories and RV & Trailer Products reporting units exceeded their estimated fair values. The Company estimates the fair value of its reporting units using the present value of estimated future cash flows and other market valuation measures. The estimated future cash flows used in performing these valuations are derived from management's operating budget and 5 year long-range forecast, and requires the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital amounts and the weighted average cost of capital for purposes of deriving an appropriate discount rate. The estimated fair values of the Company's Recreational Accessories and RV & Trailer Products reporting units decreased as a result of declining sales and/or profitability in 2006 compared to sales and profitability levels in prior years and the Company's operating plan and a decline in the estimated market value of these reporting units. Based on the results of Step II testing required under SFAS No. 142, the Company recorded a pre-tax goodwill impairment charge of $19.0 million in its Recreational Accessories reporting unit and a $97.5 million pre-tax goodwill impairment charge in the Company's RV & Trailer Products reporting unit. Future declines in sales and operating profit in the RV & Trailer Products and Recreational Accessories reporting units may result in additional goodwill impairments.

        Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2004	$188,240	$45,400	$63,180	$243,940	$115,320	$656,080
Reversal of restructuring reserves established in purchase accounting, net of of tax	—	—	—	(220)	(160)	(380)
Adjustment to tax contingencies established in purchase accounting	(1,370)	(350)	(460)	(890)	(1,220)	(4,290)
Foreign currency translation and other	(7,520)	150	—	(110)	850	(6,630)

Balance, December 31, 2005	179,350	45,200	62,720	242,720	114,790	644,780

Reversal of restructuring reserves established in purchase accounting, net of of tax	—	—	—	(40)	—	(40)
Adjustment to tax contingencies established in purchase accounting	—	—	—	(4,470)	(1,400)	(5,870)
Impairment charge	—	—	—	(97,500)	(19,000)	(116,500)
Foreign currency translation and other	7,330	(10)	—	120	(80)	7,360

Balance, December 31, 2006	$186,680	$45,190	$62,720	$140,830	$94,310	$529,730

        Effective January 1, 2006, the Company reduced estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years and 15 years to 12 years. The Company determined that a reduction in estimated useful lives assigned to certain customer relationship intangibles was warranted as of that date to reflect its updated evaluation of the period of expected future benefit related to these customer relationship intangibles. This reduction in estimated useful lives increased the Company's 2006 amortization expense related to customer relationship intangibles by approximately $2.4 million.

        The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2006 and 2005 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of December 31, 2006		As of December 31, 2005
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6-12 years	$26,500	$(15,900)	$26,500	$(13,330)
15-25 years	171,920	(40,730)	104,360	(22,660)
40 years	—	—	67,580	(8,600)

Total customer relationships	198,420	(56,630)	198,440	(44,590)

Technology and other:
1-15 years	26,010	(16,170)	25,900	(13,790)
17-30 years	40,180	(10,780)	39,300	(8,950)

Total technology and other	66,190	(26,950)	65,200	(22,740)

Trademark/Trade names (indefinite-lived)	63,400	(4,310)	63,350	(4,440)

	$328,010	$(87,890)	$326,990	$(71,770)

        Amortization expense related to technology and other intangibles was approximately $4.1 million, $4.8 million and $6.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $12.0 million, $10.4 million and $13.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations. Included in these amounts are non-cash charges of $0.4 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, to write off customer relationship intangibles, as the Company no longer maintains a sales relationship with several customers as a result of business or other financial considerations.

        Estimated amortization expense for the next five fiscal years beginning after December 31, 2006 is as follows: 2007—$15.9 million, 2008—$15.9 million, 2009—$15.9 million, 2010—$15.3 million and 2011—$14.3 million.

8. Accounts Receivable Securitization

        As part of the June 2002 financing transactions, TriMas established a receivables securitization facility and organized TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $4.0 million, $3.5 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of December 31, 2006 and 2005, the Company's funding under the facility was approximately $19.6 million and $37.3 million, respectively, with an additional $29.0 million and $16.1 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $71.6 million and $65.3 million at December 31, 2006 and 2005, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of December 31, 2006 and 2005, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.4 months, respectively, and an average discount rate of 3.1% and 3.3%, at December 31, 2006 and 2005, respectively.

        The Company sold an undivided interest in approximately $12.7 million and $7.8 million of accounts receivable under a factoring arrangement at three of its European subsidiaries for the years ended December 31, 2006 and 2005, respectively. These transactions were accounted for as a sale and the receivables were sold at a discount from face value of approximately 1.9% and 2.6%, respectively. Costs associated with these transactions were approximately $0.2 million in 2006 and 2005, respectively, and are included in other, net in the accompanying consolidated statement of operations.

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

9. Inventories

        Inventories consist of the following components:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Finished goods	$83,310	$69,080
Work in process	23,070	19,300
Raw materials	58,980	60,070

Total inventories	$165,360	$148,450

10. Property and Equipment, Net

        Property and equipment consists of the following components:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Land and land improvements	$3,330	$3,610
Buildings	47,110	44,440
Machinery and equipment	227,030	206,090

	277,470	254,140
Less: Accumulated depreciation	112,270	89,890

Property and equipment, net	$165,200	$164,250

        Depreciation expense was approximately $22.2 million, $21.9 million and $20.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        In 2006, the Company recorded an impairment charge of approximately $0.5 million in accordance with the provisions of SFAS No. 144. This charge relates to the write-down of the net book value of building improvements and certain machinery and equipment within the RV & Trailer Products segment to net realizable value related to its zinc plating operation located in Schofield, Wisconsin.

        In 2005, the Company recorded an impairment charge of approximately $3.0 million in accordance with the provisions of SFAS No. 144. This charge related to the write-down of the net book value of land, building and certain equipment within the RV & Trailer Products and Recreational Accessories segments in connection with the closing of the Bargman ($0.3 million) and Sheffield and Elkhart ($2.7 million) facilities, respectively.

        In 2004, the Company recorded an impairment charge of approximately $2.4 million in accordance with the provisions of SFAS No. 144. Of this amount, approximately $2.3 million related to the write-down of a building and certain equipment as a result of the consolidation of two existing facilities within the Packaging Systems segment into a single facility. This consolidation activity was initiated as a result of a 2003 restructuring plan and was completed during the fourth quarter of 2004.

11. Accrued Liabilities

	December 31, 2006	December 31, 2005
	(dollars in thousands)
Self—insurance	$14,850	$15,500
Vacation, holiday and bonus	17,900	14,820
Other	38,600	32,480

Total accrued liabilities	$71,350	$62,800

12. Long-term Debt

        The Company's long-term debt consists of the following at December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
	(dollars in thousands)
U.S. bank debt	$274,060	$260,350
Non-U.S. bank debt	23,890	30,960
9 7/8% subordinated notes, due June 2012	436,540	436,370

	734,490	727,680
Less: Current maturities, long-term debt	9,700	15,920

Long-term debt	$724,790	$711,760

U.S. Bank Debt

        During the third quarter of 2006, the Company amended and restated its senior secured credit facilities which consist of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the Amended and Restated Credit Agreement or "ARCA"). Under the ARCA, the Company extended the term of its revolving credit facilities until August 2, 2011, and the maturity of its term loan until August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date) and received a reduction in the interest rate margins on the Company's revolving facility from 3.5% to 2.75% per annum and on the term loan facility from 3.75% to 2.75% per annum. The Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. The weighted average interest rate on borrowings under the ARCA was 8.45% and 8.03% at December 31, 2006 and December 31, 2005, respectively.

        In connection with the refinancing of its credit facilities, the Company incurred debt extinguishment costs of $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

        At December 31, 2006, the Company had $14.7 million outstanding under its revolving credit facility and had an additional $90.3 million potentially available after giving effect to approximately $45.0 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the ARCA, the Company had $95.6 million of borrowing capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the ARCA do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The ARCA also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The ARCA also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2006.

        Principal payments required on the term loan under the ARCA are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which will be otherwise due on February 28, 2012 if the Company's existing senior subordinated notes are still outstanding at that time).

Non-U.S. Bank Debt

        In the fourth quarter of 2005, three of the Company's foreign subsidiaries entered into debt agreements with their local banks, in connection with the Company's repatriation of funds from certain of its foreign subsidiaries in accordance with Internal Revenue Code §965 and the American Jobs Creation Act of 2004. As part of the repatriation transactions, the Company, through certain of its foreign subsidiaries, incurred additional debt of approximately $31.0 million, the aggregate proceeds of which were repatriated to the U.S. and used to pay down balances outstanding under its bank debt.

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit issued under the ARCA. At December 31, 2006, the balance outstanding under this arrangement was $1.7 million at an interest rate of 6.2%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At December 31, 2006, the balance outstanding under this agreement was $5.8 million at an interest rate of 3.7%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At December 31, 2006, the balance outstanding under this agreement was $16.4 million at an interest rate of approximately 6.8%.

Notes

        The Company issued two tranches of its 9 7/8% senior subordinated notes due 2012 pursuant to its bond indenture dated June 6, 2002 (Notes). In June 2002, the Company issued $352.8 million face value of Notes at a discount of $2.7 million. In December 2002, the Company issued an additional $85.0 million face value of Notes at a premium of $0.9 million. In each instance, the Notes were issued in a private placement under Rule 144A of the Securities Act of 1933, as amended. These Notes were subsequently registered pursuant to registration statements that were declared effective in February 2003 and July 2003, respectively. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt, including amounts outstanding under the ARCA. The Notes are pari passu in right of payment with all existing and future unsecured senior subordinated indebtedness and are unconditionally guaranteed by all of the Company's domestic subsidiaries that are direct borrowers under the ARCA. The restricted net assets of the guarantor subsidiaries of approximately $646.2 million and $757.5 million at December 31, 2006 and December 31, 2005, respectively, are presented in the financial information in Note 21, "Supplemental Guarantor Condensed Consolidating Financial Information." Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15. At December 31, 2006, the unamortized discount was $1.8 million and the unamortized premium was $0.6 million.

        The Notes are not redeemable prior to June 15, 2007. After June 15, 2007, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	104.938%
2008	103.292%
2009	101.646%
2010 and thereafter	100.000%

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the ARCA. At December 31, 2006, the Company was in compliance with all such covenant requirements.

        The Company's unamortized debt issuance costs are approximately $14.6 million and $25.2 million at December 31, 2006 and 2005, respectively, and are included in other assets in the accompanying balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate and are included in interest expense in the accompanying statement of operations.

        Future maturities of the face value of long-term debt at December 31, 2006 are as follows:

Year Ending December 31:	(dollars in thousands)
2007	$9,700
2008	9,180
2009	3,550
2010	11,470
2011	16,620
Thereafter	685.210

Total	$735,730

13. Leases

        TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $20.4 million in 2006, $19.6 million in 2005 and $19.8 million in 2004.

        Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2006, including approximately $2.8 million annually related to discontinued operations, are summarized below:

Year Ended December 31:	(dollars in thousands)
2007	$22,640
2008	22,360
2009	20,250
2010	18,930
2011	11,100
Thereafter	74,100

Total	$169,380

14. Commitments and Contingencies

        A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including TriMas, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including TriMas, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. The Company estimates that its share of the clean-up costs will not exceed $500,000, for which the Company has insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. Based upon the Company's present knowledge and subject to future legal and factual developments, the Company does not believe that this matter will have a material adverse effect on its financial position, results of operations or cash flows.

        As of December 31, 2006, the Company was a party to approximately 1,708 pending cases involving an aggregate of approximately 10,551 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Year ended December 31, 2004	32,571	5,319	18,910	96	$5,921	$4,378,125
Year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,407
Year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of our pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 10,551 claims pending at December 31, 2006, 143 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 119 of the 143 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 24 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 119 of the 143 claims sought between $50,000 and $600,000 and 24 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 111 of the 143 claims sought between $1.0 million and $2.5 million and 32 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $3.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

        Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability. Based upon the Company's experience to date and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial position and results of operations or cash flows.

        The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.

15. Related Parties

  Metaldyne Corporation

        In connection with the June 2002 common stock issuance and related financing transactions, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments made on TriMas' behalf. Payments made with respect to these obligations approximated $4.3 million and $2.9 million in 2006 and 2005, respectively. The remaining assumed liabilities of approximately $4.1 million are payable at various dates in the future when billed by Metaldyne and are reported as Due to Metaldyne in the accompanying balance sheet at December 31, 2006. The Company has settled certain assumed contractual obligations with Metaldyne which resulted in an approximate $1.2 million decrease and a $2.8 million increase to the liability in the years ended December 31, 2006 and 2005, respectively.

        Subject to certain limited exceptions, Metaldyne and TriMas retained separate liabilities associated with our respective businesses. Accordingly, we will indemnify and hold Metaldyne harmless from all liabilities associated with us and our subsidiaries and our respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (42.01%) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

        During 2006, 2005 and 2004, the Company sold fastener products to Metaldyne in the amount of approximately $0.4 million each year. These amounts are included in results of discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

        On January 12, 2007, Metaldyne entered into an Agreement and Plan of Merger with Asahi Tec Corporation (Asahi) pursuant to which Metaldyne became a wholly-owned subsidiary of Asahi. On December 21, 2006, Metaldyne filed a current report on Form 8-K asserting that it recently became aware of purported arrangements under which it may be asserted that, as a result of its merger, Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan (SERP). Under the stock purchase agreement between Metaldyne and Heartland, TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet which it believes is equal to the amount Metaldyne will bill the Company for its allocation of the underlying SERP obligation to certain former Metaldyne executives. However, if Metaldyne is required to accelerate funding of the SERP liability as a result of a change in control, TriMas may be obligated to reimburse Metaldyne up to an additional $2.9 million. The Company is currently reviewing the validity of these assertions.

  Heartland Industrial Partners

        The Company and Heartland are parties to an advisory agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. These services include ongoing monitoring of business plans, strategic direction, development of projections, financial review, management and other restructuring and reorganization efforts, assistance with investor relations and other matters. Heartland also provided assistance in the selection of the Company's senior management team and positioning in the financial markets. Heartland is entitled to receive a fee for such services equal to $4.0 million per annum, payable quarterly. During 2006, 2005 and 2004, Heartland was paid $4.1 million, $4.2 million and $4.3 million, respectively, for such fees and expenses under this agreement and such amounts are included in selling, general and administrative expenses in the accompanying statement of operations.

  Collins & Aikman

        During 2006, 2005 and 2004, the Company sold fastener products to Collins & Aikman Corporation, an affiliate of Heartland, in the amount of approximately $6.1 million, $8.2 million and $7.5 million, respectively. These amounts are included in results of discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

        In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time, Collins & Aikman owed the Company $1.3 million, which subsequently was written-off as uncollectible.

16. Employee Benefit Plans

  Pension and Profit-Sharing Benefits

        The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were $3.8 million, $4.6 million and $3.2 million in 2006, 2005 and 2004, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.

  Postretirement Benefits

        The Company provides postretirement medical and life insurance benefits, none of which are funded, for certain of its active and retired employees. As a part of the recapitalization on June 6, 2002, the Company assumed a liability of approximately $0.3 million related to a postretirement benefit plan specific to a TriMas location. In 2005, the Company assumed an additional $2.8 million of postretirement benefits liability from Metaldyne related to four retiree plans that were to remain the obligation of TriMas when the Company spun off from Metaldyne in 2002. During 2006, the amount of such post-retirement benefit obligations decreased approximately $1.2 million due to the termination of three of these retiree medical plans.

        Plan assets, expenses and obligations for pension and postretirement benefit plans disclosed herein include both continuing and discontinued operations.

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components:

	Pension Benefit			Postretirement Benefit
	2006	2005	2004	2006	2005	2004
	(dollars in thousands)
Service costs	$640	$580	$770	$90	$110	$100
Interest costs	1,630	1,640	1,680	430	400	370
Expected return on plan assets	(1,890)	(1,810)	(1,810)	—	—	—
Amortization of prior-service cost	10	10	10	—	—	—
Settlement loss	820	670	410	—	—	—
Amortization of net loss	530	350	180	80	70	70

Net periodic benefit cost	$1,740	$1,440	$1,240	$600	$580	$540

        The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans at December 31 are as follows:

	Pension Benefit			Postretirement Benefit
	2006	2005	2004	2006	2005	2004
Discount rate for obligations	6.00%	5.75%	6.00%	5.75%	5.75%	6.00%
Discount rate for benefit costs	5.75%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	9.00%	9.00%	N/A	N/A	N/A

        The Company uses September 30 as its plan measurement date and weighted-average assumptions used in accounting for the non-U. S. defined benefit pension plans at December 31 are as follows:

	Pension Benefit
	2006	2005	2004
Discount rate for obligations	5.30%	5.35%	6.15%
Discount rate for benefit costs	5.35%	6.15%	6.20%
Rate of increase in compensation levels	3.75%	3.75%	3.65%
Expected long term rate of return on plan assets	8.55%	8.50%	8.55%

        The following provides a reconciliation of the changes in the Company's defined benefit pension plans and postretirement benefit plans' projected benefit obligations and fair value of assets covering foreign employees and union hourly employees for each of the years ended December 31, 2006 and 2005 and the funded status as of December 31, 2006 and 2005:

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(29,430)	$(29,350)	$(9,300)	$(6,020)
Service cost	(640)	(580)	(90)	(110)
Interest cost	(1,630)	(1,640)	(430)	(400)
Participant contributions	(80)	(90)	(100)	(90)
Actuarial gain (loss)	(230)	(2,050)	240	(690)
Benefit payments	3,830	3,330	790	840
Assumption of liabilities from Metaldyne	—	—	—	(2,830)
Curtailment/terminations	—	—	1,140	—
Change in foreign currency	(1,520)	950	—	—

Projected benefit obligations at December 31	$(29,700)	$(29,430)	$(7,750)	$(9,300)

Accumulated benefit obligations at December 31	$(28,740)	$(28,540)	$(7,750)	$(9,300)

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(dollars in thousands)
Changes in Plan Assets
Fair value of plan assets at January 1	$22,230	$21,100	$—	$—
Actual return on plan assets	1,520	2,930	—	—
Employer contributions	2,270	2,110	690	740
Participant contributions	80	90	100	100
Benefit payments	(3,830)	(3,330)	(790)	(840)
Change in foreign currency	1,380	(670)	—	—

Fair value of plan assets at December 31	$23,650	$22,230	$—	$—

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(dollars in thousands)
Funded Status
Plan assets less than projected benefits at December 31	$(6,040)	$(7,180)	$(7,750)	$(9,300)
Unrecognized prior-service cost	30	60	—	—
Unrecognized net loss	8,020	8,400	1,800	2,090

Net asset (liability) recognized at December 31	$2,010	$1,280	$(5,950)	$(7,210)

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(dollars in thousands)
Components of the Net Asset Recognized
Prepaid benefit cost	$5,160	$4,710	$—	$—
Accrued benefit liability	(9,460)	(10,410)	(5,950)	(7,210)
Intangible asset	30	60	—	—
Accumulated other comprehensive loss	6,280	6,920	—	—

Net asset recognized at December 31	$2,010	$1,280	$(5,950)	$(7,210)

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
	(dollars in thousands)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$26,440	$26,440	$7,750	$9,300
Plan assets	16,180	15,290	—	—

Benefit obligation in excess of plan assets	$10,260	$11,150	$7,750	$9,300

        The Company expects to make contributions of approximately $2.2 million to fund its pension plan and $0.7 million to fund its other postretirement benefit plan during 2007.

Plan Assets

        The weighted average asset allocation of the Company's pension plans and postretirement benefit plans assets at September 30, 2006 and 2005 were as follows:

	Pension Benefit		Postretirement Benefit
	2006	2005	2006	2005
Equity securities	59%	60%	N/A	N/A
Debt securities	39%	38%	N/A	N/A
Real estate	0%	0%	N/A	N/A
Cash	2%	2%	N/A	N/A

Total	100%	100%	N/A	N/A

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

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
2007	$1,870	$670
2008	1,590	670
2009	1,640	680
2010	1,780	670
2011	1,940	660
Years 2012-2016	8,800	3,180

        The discount rate used in determining the accumulated postretirement benefit obligation was 5.75% in 2006 and 2005. The measurement date used is September 30. The assumed health care cost trend rate in 2006 was 9.0% for pre-65 plan participants and 11% for post-65 plan participants, decreasing to an ultimate rate in 2015 of 5.00%. If the assumed medical cost trend rates were increased by 1.0%, the accumulated postretirement benefit obligations would increase by approximately $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit obligations cost would increase by approximately $40,000. If the assumed medical cost trend rates were decreased by 1.0%, the accumulated postretirement benefit obligations would decrease by approximately $0.6 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would decrease by approximately $40,000. The Company expects to receive employee contributions of approximately $0.1 million and to make contributions of approximately $0.7 million to fund its post-retirement benefit obligations in 2007.

17. Stock Options and Awards

        In September 2003, the Company's Board of Directors approved the TriMas Corporation 2002 Long Term Equity Incentive Plan (the "Plan"), which provides for the issuance of equity-based incentives in various forms. A total of 2,222,000 stock options have been approved for issuance under this Plan. As of December 31, 2006, the Company has 2,008,201 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a ten-year life and an exercise price of $20 to $23, respectively. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one-half of the vested options become exercisable 180 days following such public equity offering, and the other one-half of vested options become exercisable on the first anniversary following consummation of such public offering.

        The Company recognized stock-based compensation expense of approximately $1.3 million, $0.3 million and $0.6 million for years ended December 31, 2006, 2005 and 2004, respectively. Stock-based compensation expense for 2006 represents amounts calculated in accordance with the MPA method of SFAS No. 123R. Stock-based compensation expense for 2005 and 2004 represents non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company's estimate of fair value of the underlying stock. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        In January 2005, the Company began using the fair value method to value options granted for purposes of the previous pro forma disclosure requirements of SFAS No. 123. The fair value of options which vested during years ended December 31, 2006 and 2005 was $0.6 million and $0 million, respectively. As of December 31, 2006, the Company had $0.4 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.

        The fair values of options granted in 2006 and 2005 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4%, and expected volatility of 30%. During 2006, 73,600 options were issued by the Company. The weighted average fair value of stock options at the date of grant was $3.34 and $4.19 for 2006 and 2005, respectively.

        A summary of the status of the Company's stock options as of December 31, 2006, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,946,123	$20.81
Granted	73,600	$23.00
Exercised	—	—
Cancelled	(11,522)	$20.38

Outstanding at December 31, 2006	2,008,201	$20.89	6.6	$—

18. Segment Information

        TriMas' reportable operating segments are business units that provide unique products and services. Each operating segment is independently managed, requires different technology and marketing strategies and has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. During the first quarter of 2006, the Company re-aligned its operating segments and management structure to better focus its various businesses' product line offerings by industry, end customer markets, and related channels of distribution. Segment information has been revised to conform to this current structure and presentation. TriMas has five operating segments involved in the manufacture and sale of products described below. Within these operating segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

        Packaging Systems—Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets, as well as flame-retardant facings, jacketing and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications.

        Energy Products—Engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets.

        Industrial Specialties—A diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. Its products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gasses, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, gages and punches, and specialty ordnance components and steel cartridge cases.

        The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs, non-cash losses on sale-leaseback of property and equipment and write-off of equity offering costs. For purposes of this Note, the Company defines operating net assets as total assets less current liabilities.

        Segment activity is as follows:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net Sales
Packaging Systems	$204,230	$189,910	$183,470
Energy Products	156,990	131,020	103,010
Industrial Specialties	182,030	164,700	133,620
RV & Trailer Products	190,700	209,030	196,990
Recreational Accessories	286,580	306,200	314,310

Total	$1,020,530	$1,000,860	$931,400

Impairment of Assets and Goodwill
Packaging Systems	$—	$—	$2,280
RV & Trailer Products	98,010	310	100
Recreational Accessories	19,000	2,650	—

Total	$117,010	$2,960	$2,380

Operating Profit (Loss)
Packaging Systems	$33,770	$30,590	$27,940
Energy Products	22,790	15,210	9,160
Industrial Specialties	38,830	31,650	21,810
RV & Trailer Products	(79,650)	26,790	25,560
Recreational Accessories	(4,910)	2,120	26,050
Corporate expenses and management fees	(24,450)	(22,040)	(22,000)

Total	$(13,620)	$84,320	$88,520

Capital Expenditures
Packaging Systems	$11,450	$8,680	$17,800
Energy Products	3,380	1,720	1,230
Industrial Specialties	4,210	2,440	3,980
RV & Trailer Products	4,820	4,690	7,070
Recreational Accessories	1,700	2,700	5,750
Corporate	80	70	280

Total	$25,640	$20,300	$36,110

Depreciation and Amortization
Packaging Systems	$13,150	$11,580	$10,720
Energy Products	2,290	2,310	2,560
Industrial Specialties	4,660	4,980	4,600
RV & Trailer Products	7,340	7,430	7,430
Recreational Accessories	10,750	10,590	10,640
Corporate	330	200	240

Total	$38,520	$37,090	$36,190

Operating Net Assets
Packaging Systems	$395,310	$371,990	$396,610
Energy Products	90,340	85,360	79,910
Industrial Specialties	116,760	114,290	116,350
RV & Trailer Products	150,350	241,260	269,190
Recreational Accessories	354,690	392,360	387,270
Corporate	(14,900)	(18,300)	(26,070)

Subtotal from continuing operations	1,092,550	1,186,960	1,223,260
Discountinued operations	(11,760)	8,320	85,050

Total operating net assets	1,080,790	1,195,280	1,308,310

Current liabilities	205,270	233,230	213,890

Consolidated assets	$1,286,060	$1,428,510	$1,522,200

Adjusted EBITDA
Packaging Systems	$46,680	$40,350	$41,370
Energy Products	25,070	17,550	11,700
Industrial Specialties	43,510	36,660	26,490
RV & Trailer Products	26,050	34,280	33,370
Recreational Accessories	24,540	14,930	36,880
Corporate expenses and management fees	(28,110)	(25,490)	(22,680)

Subtotal from continuing operations	137,740	118,280	127,130
Discountinued operations	(15,050)	(5,140)	(9,660)

Total	$122,690	$113,140	$117,470

The following is a reconciliation of the Company's Adjusted EBITDA to net loss before cumulative effect of accounting change:

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Net loss before effect of cumulative accounting change	$(128,910)	$(45,460)	$(2,190)
Income tax benefit(a)	(6,520)	(30,580)	(4,290)
Interest expense	79,060	75,210	67,650
Debt extinguishment costs	8,610	—	—
Change in asset retirement obligation of discontinued operations	(550)	—	—
Impairment of assets	15,760	73,220	10,650
Impairment of goodwill	116,500	—	—
Write-off of deferred equity offering costs	—	—	1,140
Depreciation and amortization	38,740	40,750	44,510

Adjusted EBITDA	$122,690	$113,140	$117,470

(a)
Includes addback of income tax benefit of approximately $9.2 million, $32.6 million and $10.2 million recorded in 2006, 2005 and 2004, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

        The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-U.S. country for which revenue and net assets were material to the combined revenues and net assets of the Company taken as a whole.

	As of December 31,
	2006		2005		2004
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$53,670	$90,920	$48,770	$85,530	$51,370	$98,570
Australia	55,140	98,870	56,960	98,700	50,250	33,680
Asia	4,860	6,520	3,780	6,980	1,420	5,740
South America	—	180	50	(270)	400	(230)
Other North America	63,310	65,690	64,420	63,670	87,170	61,390

Total non-U.S.	176,980	262,180	173,980	254,610	190,610	199,150
U.S.
Continuing operations	843,550	830,370	826,880	932,350	740,790	1,024,110
Discontinued operations(a)	—	(11,760)	—	8,320	—	85,050

Total U.S.	843,550	818,610	826,880	940,670	740,790	1,109,160

Total Company	$1,020,530	$1,080,790	$1,000,860	$1,195,280	$931,400	$1,308,310

(a)
See Note 5, "Discontinued Operations and Assets Held for Sale."

        The Company's export sales approximated $147.2 million, $103.9 million and $83.4 million in 2006, 2005 and 2004, respectively.

19. Income Taxes

	Year ended December 31,
	2006	2005	2004
	(dollars in thousands)
Loss from continuing operations before income tax expense:
Domestic	$(121,680)	$(7,580)	$(15,160)
Foreign	16,240	10,600	34,930

Income (loss) from continuing operations before income tax expense	$(105,440)	$3,020	$19,770

Current income tax expense (benefit):
Federal	$(680)	$1,350	$—
State and local	1,440	1,630	2,880
Foreign	4,360	4,050	11,280
Deferred benefit:
Federal	(2,530)	(6,180)	(7,630)
Foreign	150	1,160	(670)

Income tax expense	$2,740	$2,010	$5,860

        The components of deferred taxes at December 31, 2006 and 2005 are as follows:

	2006	2005
	(dollars in thousands)
Deferred tax assets:
Inventories	$6,070	$6,610
Accounts receivable	2,090	2,730
Accrued liabilities and other long-term liabilities	34,050	29,930
Net operating loss carryforward	38,000	27,460

Gross deferred tax asset	80,210	66,730
Valuation allowances	(6,710)	(2,980)

Net deferred tax asset	73,500	63,750

Deferred tax liabilities:
Property and equipment	(26,920)	(21,260)
Intangible assets	(110,460)	(115,590)
Other, principally prepaid expenses	(1,750)	(2,760)

Gross deferred tax liability	(139,130)	(139,610)

Net deferred tax liability	$(65,630)	$(75,860)

        As of December 31, 2006 and 2005, net deferred taxes are classified in the accompanying balance sheet as follows:

	2006			2005
	Current	Long-term	Total	Current	Long-term	Total
	(dollars in thousands)
Deferred tax assets	$24,780	$48,720	$73,500	$20,350	$43,400	$63,750
Deferred tax liabilities	(470)	(138,660)	(139,130)	(230)	(139,380)	$(139,610)

Net deferred taxes	$24,310	$(89,940)	$(65,630)	$20,120	$(95,980)	$(75,860)

        The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) from continuing operations before income taxes:

	2006	2005	2004
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(36,900)	$1,060	$6,920
State and local taxes, net of federal tax benefit	(290)	350	850
Differences in effective foreign tax rates	(1,460)	(1,500)	(850)
U.S. tax on undistributed foreign earnings	—	370	—
Extraterritorial income exclusion	(580)	(1,020)	(1,220)
Goodwill impairment	39,690	—	—
Non-deductible expenses	290	200	290
Valuation allowance	1,740	2,190	460
Other, net	250	360	(590)

Income tax expense	$2,740	$2,010	$5,860

        As of December 31, 2006, the Company has unused U.S. net operating loss (NOL) carryforwards and a capital loss carryforward of approximately $87.4 million and $4.1 million, respectively. The NOL carryforwards will expire between the years of 2022 and 2026. The capital loss carryforward will expire in the year 2011. In addition, the Company has recorded a deferred tax asset of $8.4 million in relation to various state operating loss carryforwards that expire over a variety of dates through 2026.

        The Company has recorded net valuation allowances against certain deferred tax assets of $6.7 and $3.0 million as of December 31, 2006 and 2005, respectively. The valuation allowances were determined in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance, on a jurisdiction-by-jurisdiction basis.

        The American Jobs Creation Act of 2004, enacted on October 22, 2004, provided for a temporary 85% dividends received deduction on certain non-U.S. earnings repatriated in 2005. The Company made a dividend distribution of approximately $55.8 million from accumulated earnings & profits. Prior to 2005, the Company had provided for applicable federal taxes of approximately $3.1 million on the anticipated repatriation of foreign earnings. The 2005 dividend resulted in the Company recording an additional tax expense of approximately $0.4 million in 2005 related to federal taxes on foreign accumulated earnings and profits.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2006, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $115.7 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

        Cash taxes paid with respect to federal, state, and foreign jurisdictions were $14.1 million, $12.6 million and $10.2 million in 2006, 2005, and 2004, respectively.

20. Summary Quarterly Financial Data

	As of December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net Sales	$273,030	$279,640	$244,590	$223,270
Gross Profit	73,340	75,060	66,900	58,220
Income (loss) from continuing operations	4,940	6,540	(2,260)	(117,400)
Loss from discontinued operations, net of income taxes	(1,340)	(4,030)	(10,870)	(4,490)
Net income (loss)	3,600	2,510	(13,130)	(121,890)
Earnings (loss) per share—basic:
Continuing operations	$0.25	$0.32	$(0.11)	$(5.65)
Discontinued operations, net of income tax benefit	(0.07)	(0.20)	(0.54)	(0.22)

Net income (loss) per share	$0.18	$0.12	$(0.65)	$(5.87)

Weighted average shares—basic	20,010,000	20,010,000	20,132,201	20,759,500

Earnings (loss) per share—diluted:
Continuing operations	$0.24	$0.31	$(0.11)	$(5.65)
Discontinued operations, net of income tax benefit	(0.07)	(0.19)	(0.54)	(0.22)

Net income (loss) per share	$0.17	$0.12	$(0.65)	$(5.87)

Weighted average shares—diluted	20,760,000	20,760,000	20,132,201	20,759,500

	As of December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands except per share amounts)
Net Sales	$259,970	$269,580	$246,040	$225,270
Gross Profit	65,000	68,580	59,930	53,480
Income (loss) from continuing operations	3,600	4,900	2,130	(9,620)
Loss from discontinued operations, net of income tax benefit	(1,090)	(850)	(1,900)	(42,630)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(420)
Net income (loss)	2,510	4,050	230	(52,670)
Earnings (loss) per share—basic:
Continuing operations	$0.18	$0.24	$0.11	$(0.48)
Discontinued operations, net of income tax benefit	(0.05)	(0.04)	(0.09)	(2.14)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per share	$0.13	$0.20	$0.02	$(2.64)

Weighted average shares—basic	20,010,000	20,010,000	20,010,000	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$0.17	$0.24	$0.10	$(0.48)
Discontinued operations, net of income tax benefit	(0.05)	(0.04)	(0.09)	(2.14)
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per share	$0.12	$0.20	$0.01	$(2.64)

Weighted average shares—diluted	20,760,000	20,760,000	20,760,000	20,010,000

21. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

        Under an indenture dated June 6, 2002, TriMas Corporation, the parent company (Parent), issued 9 7/8% senior subordinated notes due 2012 in a total principal amount of $437.8 million (face value). These Notes are guaranteed by substantially all of the Company's domestic subsidiaries (Guarantor Subsidiaries). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantees are full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes (Non-Guarantor Subsidiaries). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$460	$3,140	$—	$3,600
Receivables, net	—	80,490	18,750	—	99,240
Receivables, intercompany	—	320	—	(320)	—
Inventories, net	—	145,140	20,220	—	165,360
Deferred income taxes	—	23,750	560	—	24,310
Prepaid expenses and other current assets	—	6,050	1,270	—	7,320
Assets of discontinued operations held for sale	—	11,770	—	—	11,770

Total current assets	—	267,980	43,940	(320)	311,600
Investments in subsidiaries	645,290	164,040	—	(809,330)	—
Property and equipment, net	—	109,780	55,420	—	165,200
Goodwill	—	417,150	112,580	—	529,730
Intangibles and other assets	25,950	249,230	19,600	(15,250)	279,530

Total assets	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,620	$6,080	$—	$9,700
Accounts payable, trade	—	81,860	18,210	—	100,070
Accounts payable, intercompany	—	—	320	(320)	—
Accrued liabilities	1,920	60,450	8,980	—	71,350
Due to Metaldyne	—	620	—	—	620
Liabilities of discontinued operations	—	23,530	—	—	23,530

Total current liabilities	1,920	170,080	33,590	(320)	205,270
Long-term debt	436,540	270,500	17,750	—	724,790
Deferred income taxes	—	89,030	16,160	(15,250)	89,940
Other long-term liabilities	—	29,800	—	—	29,800
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	438,460	562,890	67,500	(15,570)	1,053,280

Total shareholders' equity	232,780	645,290	164,040	(809,330)	232,780

Total liabilities and shareholders' equity	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2005
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$250	$3,480	$—	$3,730
Receivables, net	—	76,990	12,970	—	89,960
Receivables, intercompany	—	—	510	(510)	—
Inventories, net	—	131,080	17,370	—	148,450
Deferred income taxes	—	19,710	410	—	20,120
Prepaid expenses and other current assets	—	6,160	890	—	7,050
Assets of discontinued operations held for sale	—	46,730	—	—	46,730

Total current assets	—	280,920	35,630	(510)	316,040
Investments in subsidiaries	757,450	133,230	—	(890,680)	—
Property and equipment, net	—	113,180	51,070	—	164,250
Goodwill	—	538,160	106,620	—	644,780
Intangibles and other assets	30,140	270,770	19,990	(17,460)	303,440

Total assets	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$4,690	$11,230	$—	$15,920
Accounts payable, trade	—	85,040	26,210	—	111,250
Accounts payable, intercompany	—	510	—	(510)	—
Accrued liabilities	1,920	52,960	7,920	—	62,800
Due to Metaldyne	—	4,850	—	—	4,850
Liabilities of discontinued operations	—	38,410	—	—	38,410

Total current liabilities	1,920	186,460	45,360	(510)	233,230
Long-term debt	436,370	255,660	19,730	—	711,760
Deferred income taxes	—	98,490	14,950	(17,460)	95,980
Other long-term liabilities	—	34,720	40	—	34,760
Due to Metaldyne	—	3,480	—	—	3,480

Total liabilities	438,290	578,810	80,080	(17,970)	1,079,210

Total shareholders' equity	349,300	757,450	133,230	(890,680)	349,300

Total liabilities and shareholders' equity	$787,590	$1,336,260	$213,310	$(908,650)	$1,428,510

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$883,000	$185,240	$(47,710)	$1,020,530
Cost of sales	—	(647,530)	(147,190)	47,710	(747,010)

Gross profit	—	235,470	38,050	—	273,520
Selling, general and administrative expenses	—	(149,350)	(20,820)	—	(170,170)
Loss on dispositions of property and equipment	—	100	(60)	—	40
Impairment of assets	—	(510)	—	—	(510)
Impairment of goodwill	—	(116,500)	—	—	(116,500)

Operating profit (loss)	—	(30,790)	17,170	—	(13,620)
Interest expense	(43,010)	(31,990)	(4,060)	—	(79,060)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other expense, net	30	(4,010)	(170)	—	(4,150)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(42,980)	(75,400)	12,940	—	(105,440)
Income tax (expense) benefit	15,250	(14,650)	(3,340)	—	(2,740)
Equity in net income (loss) of subsidiaries	(101,180)	9,600	—	91,580	—

Income (loss) from continuing
operations	(128,910)	(80,450)	9,600	91,580	(108,180)
Loss from discontinued operations	—	(20,730)	—	—	(20,730)

Net income (loss)	$(128,910)	$(101,180)	$9,600	$91,580	$(128,910)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$865,490	$185,140	$(49,770)	$1,000,860
Cost of sales	—	(660,140)	(143,500)	49,770	(753,870)

Gross profit	—	205,350	41,640	—	246,990
Selling, general and administrative expenses	—	(135,080)	(23,940)	—	(159,020)
Loss on dispositions of property and equipment	—	(640)	(50)	—	(690)
Impairment of assets	—	(2,960)	—	—	(2,960)

Operating profit	—	66,670	17,650	—	84,320
Interest expense	(42,660)	(29,820)	(2,830)	100	(75,210)
Other expense, net	(1,080)	(1,900)	(3,010)	(100)	(6,090)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(43,740)	34,950	11,810	—	3,020
Income tax (expense) benefit	17,460	(13,210)	(6,260)	—	(2,010)
Equity in net income (loss) of subsidiaries	(19,600)	5,550	—	14,050	—

Income (loss) from continuing operations	(45,880)	27,290	5,550	14,050	1,010
Loss from discontinued operations	—	(46,470)	—	—	(46,470)
Cumulative effect of change in accounting principle	—	(420)	—	—	(420)

Net income (loss)	$(45,880)	$(19,600)	$5,550	$14,050	$(45,880)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$759,220	$197,510	$(25,330)	$931,400
Cost of sales	—	(557,840)	(142,360)	25,330	(674,870)

Gross profit	—	201,380	55,150	—	256,530
Selling, general and administrative expenses	—	(144,290)	(19,990)	—	(164,280)
Loss on dispositions of property and equipment	—	(660)	(690)	—	(1,350)
Impairment of assets	—	(2,380)	—	—	(2,380)

Operating profit	—	54,050	34,470	—	88,520
Interest expense	(43,750)	(23,340)	(5,560)	5,000	(67,650)
Other expense, net	(1,630)	670	4,860	(5,000)	(1,100)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(45,380)	31,380	33,770	—	19,770
Income tax (expense) benefit	15,820	(11,950)	(9,730)	—	(5,860)
Equity in net income (loss) of subsidiaries	27,370	24,040	—	(51,410)	—

Income (loss) from continuing
operations	(2,190)	43,470	24,040	(51,410)	13,910
Loss from discontinued operations	—	(16,100)	—	—	(16,100)

Net income (loss)	$(2,190)	$27,370	$24,040	$(51,410)	$(2,190)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(43,230)	$10,070	$49,040	$—	$15,880

Cash Flows from Investing Activities:
Capital expenditures	—	(22,540)	(7,300)	—	(29,840)
Proceeds from sales of fixed assets	—	7,680	—	—	7,680

Net cash used for investing activities	—	(14,860)	(7,300)	—	(22,160)

Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	—	(256,900)	(510)	—	(257,410)
Proceeds from borrowings on term loan facilities	—	260,000	—	—	260,000
Proceeds from borrowings on revolving credit facilities	—	683,270	5,600	—	688,870
Repayments of borrowings on revolving credit facilities	—	(672,600)	(10,550)	—	(683,150)
Debt issuance costs	—	(2,160)	—	—	(2,160)
Intercompany transfers (to) from subsidiaries	43,230	(6,610)	(36,620)	—	—

Net cash provided by (used for) financing activities	43,230	5,000	(42,080)	—	6,150

Cash and Cash Equivalents:
Increase (decrease) for the year	—	210	(340)	—	(130)
At beginning of year	—	250	3,480	—	3,730

At end of year	$—	$460	$3,140	$—	$3,600

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(43,230)	$25,000	$48,120	$—	$29,890

Cash Flows from Investing Activities:
Capital expenditures	—	(13,640)	(8,030)	—	(21,670)
Proceeds from sales of fixed assets	—	5,030	—	—	5,030

Net cash used for investing activities	—	(8,610)	(8,030)	—	(16,640)

Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on term loan facilities			24,250		24,250
Proceeds from borrowings on revolving credit facilities	—	884,450	—	—	884,450
Repayments of borrowings on revolving credit facilities	—	(916,300)	—		(916,300)
Debt issuance costs	—	(2,120)	—	—	(2,120)
Intercompany transfers (to) from subsidiaries	43,230	26,910	(70,140)	—	—

Net cash provided by (used for) financing activities	43,230	(9,950)	(45,890)	—	(12,610)

Cash and Cash Equivalents:
Increase (decrease) for the year	—	6,440	(5,800)	—	640
At beginning of year	—	520	2,570	—	3,090

At end of year	$—	$6,960	$(3,230)	$—	$3,730

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2004
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating	$(43,230)	$64,730	$21,120	$—	$42,620

Cash Flows from Investing Activities:
Capital expenditures	—	(33,640)	(9,350)	—	(42,990)
Proceeds from sales of fixed assets	—	1,650	—	—	1,650
Acquistion of businesses, net of cash acquiried	—	(5,500)	—	—	(5,500)

Net cash used for investing activities	—	(37,490)	(9,350)	—	(46,840)

Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on revolving credit facilities	—	839,320	—	—	839,320
Repayments of borrowings on revolving credit facilities	—	(826,500)	—	—	(826,500)
Payments on notes payable	—	(8,030)	—	—	(8,030)
Debt issuance costs	—	(1,370)	—	—	(1,370)
Intercompany transfers (to) from subsidiaries	43,230	(31,430)	(11,800)	—	—

Net cash provided by (used for) financing activities	43,230	(30,900)	(11,800)	—	530

Cash and Cash Equivalents:
Increase (decrease) for the year	—	(3,660)	(30)	—	(3,690)
At beginning of year	—	4,180	2,600	—	6,780

At end of year	$—	$520	$2,570	$—	$3,090

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

  Evaluation of disclosure controls and procedures

        As of December 31, 2006, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position
Samuel Valenti III	60	Executive Chairman of the Board of Directors
Charles E. Becker	59	Director
Marshall A. Cohen	71	Director
Richard M. Gabrys	65	Director
Eugene A. Miller	69	Director
Daniel P. Tredwell	48	Director
Grant H. Beard	46	President, Chief Executive Officer and Director
E.R. (Skip) Autry, Jr.	52	Chief Financial Officer
Lynn A. Brooks	53	President, Packaging Systems
Dwayne M. Newcom	46	Vice President, Human Resources
Jeffrey B. Paulsen	46	President, Energy and Industrial Specialties
Edward L. Schwartz	45	President, Recreational Accessories and RV & Trailer Products
Joshua A. Sherbin	43	General Counsel and Secretary
Robert J. Zalupski	48	Vice President, Finance and Treasurer

        Samuel Valenti III.    Mr. Valenti was elected as Chairman of our Board of Directors in June 2002 and became Executive Chairman of our board in November 2005. Since 1988, Mr. Valenti has been President and a member of the board of Masco Capital Corporation. Mr. Valenti is Chairman of Valenti Capital LLC. Mr. Valenti was formerly Vice President—Investments of Masco Corporation from May 1974 to October 1998. Mr. Valenti has been employed by Masco Corporation since 1968. Until November 2005, Mr. Valenti served as a special advisor to Heartland. Until July 2006, Mr. Valenti served as a director of Metaldyne.

        Charles E. Becker.    Mr. Becker was elected as a director in June 2002. For over 25 years, through 1998, Mr. Becker was the Chief Executive Officer and co-owner of Becker Group, Inc., a global automotive interiors components supplier. Becker Group, Inc. was sold to Johnson Controls, Inc. in 1998. In January 1999, Mr. Becker re-acquired ten North American plastic molding and tooling operations from Johnson Controls which subsequently became Becker Group, LLC. He served as the Chairman of Becker Group, LLC from the acquisition through 2001. Mr. Becker is also the owner and chairman of Becker Ventures, LLC, which was established in 1998 to invest in a variety of business ventures, including businesses in the manufacturing, real estate and service industries. From May 11, 2005 to July 7, 2005, Mr. Becker served as Acting Chief Executive Officer of Collins & Aikman Corporation, which filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on May 17, 2005.

        Marshall A. Cohen.    Mr. Cohen was elected as one of our directors in January 2005. He is also a director of American International Group, Inc., Barrick Gold Corporation, TD Ameritrade and Collins & Aikman Corporation. From November 1988 to September 1996, he was President and Chief Executive Officer and director of the Molson Companies Limited.

        Richard M. Gabrys.    Mr. Gabrys is currently the Interim Dean of the School of Business Administration of Wayne State University. Prior to his appointment as Interim Dean, Mr. Gabrys spent 42 years with Deloitte & Touche LLP in public accounting serving a variety of publicly-held companies, especially automotive manufacturing companies, financial services institutions, public utilities, and health care entities. He was a Vice Chairman in Deloitte's United States Global Strategic Client Group

and served as a member of its Global Strategic Client Council. Mr. Gabrys worked with a number of large corporations as they implemented the requirements of Sarbanes-Oxley. Mr. Gabrys currently serves on the Board of Dana Corporation and is the Chair of its Audit Committee and a member of the Finance Committee. He is also a member of the Board of CMS Energy Company and serves as a member of the Audit Committee and a member of the Finance Committee. He is a member of the Board of La-Z-Boy and a member of the Audit Committee and Compensation Committee.

        Eugene A. Miller.    Mr. Miller was elected as a director in January 2005. Mr. Miller is the retired Chairman of Comerica Incorporated and Comerica Bank. Mr. Miller held various positions of increasing responsibility at Comerica Incorporated and Comerica Bank (formerly The Detroit Bank) and rose to become Chairman, Chief Executive Officer and President of Comerica Incorporated. He is also a director of DTE Energy Company and Handleman Company.

        Daniel P. Tredwell.    Mr. Tredwell was elected as one of our directors in June 2002. Mr. Tredwell is the Managing Member, and one of the co-founders of Heartland Industrial Partners, L.P. He has more than two decades of leveraged financing and private equity experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Asahi Tec Corporation, Springs Industries, Inc., and Springs Global Participações S.A.

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

        E.R. "Skip" Autry, Jr.    Mr. Autry was appointed our Chief Financial Officer in January 2005, prior to which he had been our Corporate Controller since joining us in June 2003. Prior to joining TriMas Corporation, Mr. Autry had been the Vice President, Finance for Freudenberg NOK since September 2001. From May 2000 until joining Freudenberg, Mr. Autry served as the Vice President, Finance for INTERMET Corporation, prior to which he had spent five years with Key Plastics LLC as Vice President, Operations from July 1997 to May 2000 and Vice President, Finance and Chief Financial Officer from June 1994. Key Plastics filed a petition under the federal bankruptcy laws in 2000. Prior to joining Key Plastics, Mr. Autry held a number of financial positions of increasing responsibility at the former Chrysler Corporation, and was senior manager at PricewaterhouseCoopers.

        Lynn A. Brooks.    Mr. Brooks has been President of Packaging Systems since July 1996. He joined Rieke in May 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager of Rieke. Before joining Rieke, he served with Ernst & Young in the Toledo, Ohio and Fort Wayne, Indiana offices.

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

        Jeffrey B. Paulsen.    Mr. Paulsen was appointed President of our Energy and Industrial Specialties Groups in January 2007, prior to which he was employed by Stryker Corporation, a leading global medical technology company, from 1996 to 2005. From 2004 to 2005, Mr. Paulsen served as the President of Stryker Corporation's Reconstructive Orthopedic Implant Division, which was responsible for global research, product development and manufacturing, as well as U.S. sales and marketing operations for Stryker Corporation's orthopedic implant business. From 2001 to 2003, Mr. Paulsen was Senior Vice President and Chief Operating Officer of such division, where he developed and implemented the division's quality control system and supervised division-wide performance.

        Edward L. Schwartz.    Mr. Schwartz was appointed President of our Recreational Accessories Group and RV & Trailer Products Group in April 2005. Previously, he served as President of our Industrial Specialties Group from February 2003 and assumed additional responsibility as President of our Fastening Systems Group from November 2003. Prior to joining us, he was Executive Vice President of Philips Electronic LG Display ("Philips") Americas region from December 2001 until January 2003 where his responsibilities included managing CRT commercial and industrial activities in North/South America. From February 2000 until November 2001, Mr. Schwartz worked for Philips as Vice President in Hasselt, Belgium and Eindhoven, The Netherlands, where he led various projects in support of Philips patent portfolio efforts of CD/DVD technology. From September 1998 until January 2000, Mr. Schwartz was General Manager for Philips in Wetzlar, Germany, where he managed commercial/industrial activities in Europe for automotive components.

        Joshua A. Sherbin.    Mr. Sherbin was appointed our General Counsel and Secretary in March 2005, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997, where he provided support to mergers and acquisitions, international operations and sales. From 1988 until 1995, he was an associate with Butzel Long's general business practice focusing on mergers and acquisitions, federal and state securities compliance, commercial lending and general commercial matters.

        Robert J. Zalupski.    Mr. Zalupski was appointed our Vice President, Finance and Treasurer in January 2003. He joined us as Director of Finance and Treasury in July 2002, prior to which he worked in the Detroit office of Arthur Andersen. From August 1996 through November 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Arthur Andersen filed a petition under the federal bankruptcy laws in 2002. Prior to August 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.

        One of our directors, Mr. Cohen, currently serves as a director of Collins & Aikman Corporation, and two of our directors, Messrs. Tredwell and Valenti, formerly served as directors of Collins & Aikman Corporation, which filed a voluntary petition for relief under the United States Bankruptcy Code on May 17, 2005. In addition, one of our directors, Mr. Becker, briefly served as Acting Chief Executive Officer at the time of such filing. As discussed under "Principal Stockholders", Messrs. Tredwell, Valenti and Becker, or affiliates of theirs, have certain relationships with Heartland Industrial Partners, L.P., which was the largest stockholder of Collins & Aikman at the time of such filing.

Director Independence

        The following directors are independent within the meaning of the current New York Stock Exchange Rules: Messrs. Becker, Cohen, Gabrys and Miller.

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

        The Executive Committee is comprised of Messrs. Beard, Tredwell and Valenti.

        Audit Committee.    The Audit Committee reviews our various accounting, financial reporting and internal control functions and is responsible for (1) selecting our independent registered public accounting firm, (2) approving the overall scope of the audit, (3) assisting the board in monitoring the integrity of our financial statements, our independent registered public accounting firm's qualifications and independence, the performance of our independent registered public accounting firm, and our internal audit function and our compliance with relevant legal and regulatory requirements, (4) annually reviewing our independent registered public accounting firm's report describing the auditing firm's internal quality-control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent registered public accounting firm, (9) reviewing with the independent auditor any audit problems or difficulties and management's response, (10) setting clear hiring policies for employees or former employees of the independent registered public accounting firm, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board of Directors from time to time and (12) reporting regularly to the full Board of Directors.

        Messrs. Cohen, Miller and Tredwell are the current members of the Audit Committee. Mr. Miller is the current Audit Committee chairman.

        Our Board of Directors has determined that Mr. Miller is an audit committee financial expert, as the Board interprets that requirement in its business judgment. Further, the Board, in its business judgment, has determined that each of the other members of the Audit Committee is financially literate, has considerable qualifications and extensive experience with us and other public and private entities, and has demonstrated unique leadership capabilities to serve as members of the Board's Audit Committee. Mr. Tredwell is not independent under the standards promulgated by the New York Stock Exchange, as such standards apply specifically to members of audit committees.

        Compensation Committee.    The Compensation Committee is responsible for developing and maintaining our compensation strategies and policies including:

  •
  Reviewing and approving our overall executive and director compensation philosophy and the executive and director compensation programs to support our overall business strategy and objectives;

  •
  Overseeing the management continuity and succession planning process (except as otherwise within the scope of the Corporate Governance and Nominating Committee) with respect to our officers; and

  •
  Preparing any report on executive compensation required by the applicable rules and regulations of the Securities and Exchange Commission and other regulatory bodies.

        The Compensation Committee is responsible for monitoring and administering our compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board of Directors from time to time. Messrs. Becker, Cohen, Tredwell and Valenti are currently members of the Compensation Committee, which is chaired by Mr. Tredwell. Messrs. Tredwell and Valenti are not independent under the standards promulgated by the New York Stock Exchange, as such standards apply specifically to members of Compensation Committees. The Compensation Committee has a retirement plan administrative sub-committee composed of Messrs. Beard and Newcom, and Ms. Cindy Kuzmanov, our Director, Compensation and Benefits. This sub-committee is principally responsible for developing, maintaining and administering our retirement plans.

        Compensation Committee Interlocks and Insider Participation.    No member of the Compensation Committee is an employee of ours. Messrs. Becker, Cohen, Tredwell and Valenti are the current members of our compensation committee. See "Certain Relationships and Related Transactions" for a summary of related party transactions involving Heartland.

        Code of Ethics.    We have adopted a code of ethics that applies to all employees including our principal executive officer, principal chief financial officer, and other persons performing similar executive management functions. The code of ethics is posted on our internet website at http://www.trimascorp.com. All amendments to our code of ethics, if any, will be also posted on our internet website, along with all waivers, if any, of the code of ethics involving our senior officers.

Item 11. Executive Compensation

Compensation Discussion and Analysis

        Our compensation philosophy and programs are designed to help us attract, provide incentives for and retain talented executives in order to promote shareholder value. We attract and retain executives by benchmarking against companies in our industry of similar size and organizational structure to ensure that our compensation packages remain competitive. When creating an executive's overall compensation package, the different elements of compensation are considered in light of the compensation packages provided to similarly situated executives at peer companies as well as the role the executive will play in our achieving near term and longer term goals. We also tie short and long-term cash and equity rewards to the achievement of measurable corporate and individual performance criteria to create incentives that we believe enhance executive performance. Such performance criteria vary depending on individual executives' roles, but include value-adding achievements such as revenue generation, cost reduction, gains in production efficiency and timely completion of undertakings. Tying these criteria to our reward-based compensation methodology helps us to achieve our objectives by rewarding accomplishments that directly enhance shareholder value.

        On at least an annual basis, our Chief Executive Officer, Chief Financial Officer and vice president of human resources present a compensation recommendation to our Compensation Committee for their ultimate consideration and approval. When assessing the proposed compensation levels for any individual, the Compensation Committee considers, among other things (i) the individual's training and prior experience, (ii) the compensation a similarly situated executive might receive at peer companies and within our company, (iii) the demand for individuals with similar training and experience and (iv) performance goals and other expectations for the position.

Compensation Components

        The material elements of our executive compensation package are as follows:

        Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should generally be competitive with the salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. We believe that providing competitive salaries allows us to attract and retain talented executives. An executive's base salary is also evaluated together with other components of the executive's other compensation to ensure that the executive's total compensation is in line with our overall compensation philosophy.

        Base salaries are reviewed annually and adjusted from time to time to realign with market levels after taking into consideration individual responsibilities, performance and experience.

        Annual Value Creation Plan.    We offer our executive officers cash compensation through our Annual Value Creation Plan, or AVCP, to provide them with incentives to achieve specified corporate and personal performance targets. Other employees are selected to participate in the AVCP based on their ability to significantly impact our annual operating success. We adopted the AVCP at the time of our separation from Metaldyne in June 2002 with the intent to provide an additional cash element of our annual compensation program to more closely track the compensation program of our peers. We structured the AVCP so that it is taxable to our executive officers at the time payments are made to them. We currently intend that all cash compensation will be tax deductible for us.

        Our Chief Executive Officer, Chief Financial Officer and vice president of human resources present to our Compensation Committee for their ultimate approval recommended corporate and personal performance targets for each plan participant. In recommending and approving the performance objectives, our executives and Compensation Committee, respectively include and consider performance targets that are viewed as reasonably achievable and others that are viewed as more of a challenge to achieve. The intent is to provide a balance between the two to ensure that our executive officers are properly incented throughout the year. Our corporate performance objectives include achieving internally budgeted amounts of revenue and Adjusted EBITDA. In general, each of the performance objectives set forth in the plans contains a specific weighting, expressed as a percentage of the maximum amount of incentive compensation to be received upon attainment of the objective or, in some cases, a dollar amount. The corporate performance objectives tend to be more heavily weighted than the individual performance objectives. This reflects our belief that the largest portion of potential incentive compensation should be based on our overall success.

        AVCP payments are calculated as a percentage of the participant's base salary with higher ranked executives being compensated at a higher percentage of base salary. If the prescribed performance targets are fully satisfied for the executive participants, the percentage of base salary to be awarded under the AVCP is as follows: President and Chief Executive Officer—100%; Chief Financial Officer and Group Presidents—70%; and all other officers—50%. If the actual performance relevant to an executive participant's performance exceeds the prescribed performance targets, the executive participant's AVCP earn-on can exceed the stated salary percentages. Estimated payouts for the AVCP are accrued quarterly and awards are paid within 90 days after the end of each fiscal year. The AVCP is ultimately administered by our Compensation Committee, is consistent with our Compensation Committee's belief that a significant percentage of the compensation of the most senior members of our management should be performance based and is consistent with our policy of rewarding highly performing executives.

        Long-term incentives through management stock ownership.    We believe that long-term performance and stockholder value is achieved through a culture that encourages long-term executive performance. We believe that compensation in the form of stock based awards helps create such a culture.

  2002 Long Term Equity Incentive Plan:

        We have an equity incentive plan, referred to as the 2002 Long Term Equity Incentive Plan, for our employees, directors and consultants. It is intended to provide incentives to attract, retain and motivate employees, consultants and directors in order to achieve our long-term growth and profitability objectives. The plan provides for the grant to eligible employees, consultants and directors of stock options, stock appreciation rights, restricted shares, restricted share units payable in shares of common stock or cash, performance shares, performance units, dividend equivalents and other stock-based awards. There are currently 2,222,000 shares reserved for issuance under the plan. Options to purchase 2,007,268 shares have been granted as of March 22, 2007. The plan is administered by the Compensation Committee, which has the authority to select persons to whom awards will be granted, the types of awards to be granted and the terms and conditions of the individual awards. Stock options that have been granted under the plan vest over a period of three to seven years and are not exercisable prior to certain liquidity events specified in applicable awards agreements. Our employees who had Metaldyne vested options received TriMas options, subject to adjustments, in substitution for those options.

  2006 Long Term Equity Incentive Plan:

        The 2006 Long Term Equity Incentive Plan (the "2006 Equity Plan"), which was approved by our directors and stockholders, is to provide for employees, directors and consultants, incentive and nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units, performance awards, annual incentive awards or other incentive awards, including management stock purchase rights on restricted stock units for up to an aggregate of 1,000,000 shares of our common stock, of which up to 500,000 of the shares may be used for incentive stock options. The 2006 Equity Plan may be administered by our Board of Directors or a committee or subcommittee appointed by our Board of Directors (the "Administrator"). The Administrator will have the power to select the recipients of awards. The Board of Directors will retain the authority to grant and administer awards to non-employee directors, who may receive and elect to defer stock and cash compensation under the 2006 Equity Plan. The Administrator will have broad power to determine and amend award terms, although in general, such amendments may not adversely affect a participant without the participant's consent, except for amendments that are necessary under Code Section 409A and adjustments in connection with certain corporate events, such as stock splits or other changes in the outstanding common stock, or a merger or other extraordinary transaction. We may make awards to executives when they join us, annually and/or in connection with achieving performance goals. Each grant will have a vesting period determined on a case by case basis.

        The 2006 Equity Plan provides the following limitations on annual grants under Internal Revenue Code ("Code") Section 162(m): options or stock appreciation rights with respect to 350,000 shares of common stock; restricted stock or restricted stock units denominated in shares of common stock with respect to more than 175,000 shares; performance awards under Code Section 162(m) with respect to more than 100,000 shares; and, annual incentive awards under Code Section 162(m) with respect to more than 100,000 shares. The maximum dollar value payable to any participant in one fiscal year with respect to restricted stock units, performance awards or annual incentive awards under Code Section 162(m) that are valued in property other than common stock is the lesser of $6,000,000 or 5 times the participant's base salary for the fiscal year.

        The 2006 Equity Plan leaves to the discretion of the Administrator to grant annual incentive awards and performance awards, each pursuant to an individual participant's agreement.

        In general, the Board of Directors is authorized to amend or modify the 2006 Equity Plan at any time without stockholder approval, other than to materially increase benefits, increase the number of shares available for awards or change the eligibility requirements. No awards may be made after the tenth anniversary of the earlier of Board or stockholder approval of the 2006 Equity Plan. Options and stock appreciation rights granted under the 2006 Equity Plan may not be granted with an exercise price below fair market value on the grant date and, unless shareholder approval is obtained, options and stock appreciation rights will not be repriced such that their exercise price is below fair market value per share on the date of original grant. The terms of the awards will be set by the Administrator in a participant's award agreement, but no option or stock appreciation right will have a term that exceeds 10 years, and most options and stock appreciation rights will have shorter terms if a participant dies, becomes disabled or terminates employment. All awards are forfeited if a participant's employment is terminated for cause. Restricted stock, restricted stock units, performance awards, annual incentive awards and other incentive awards are subject to vesting and/or designated performance requirements. In the event of a change in control, the Administrator, at its discretion, may accelerate vesting or cash-out awards, or arrange for the assumption of awards in the event of certain acquisitions.

        With respect to equity-based awards, any gain recognized by our executive officers and other employees from non-qualified stock options should be deductible, but to the extent we grant incentive stock options, any gain recognized by the optionee related to such options will not be deductible by us if there is no disqualifying disposition by the optionee.

        No grants of awards under the 2006 Equity Plan have been made as of March 22, 2007.

  Retirement Savings Plan and Quarterly Pension Contribution Plan:

        In 2003, we established a 401(k) retirement savings plan that qualifies as a defined contribution profit-sharing plan under the Internal Revenue Code Section 401(a) and includes a cash or deferred arrangement that qualifies under Code Section 401(k). The plan was established and is maintained for the exclusive benefit of our eligible employees and their beneficiaries. We make matching contributions for active participants equal to 25% of their permitted contributions, up to a maximum of 5.0% of the participant's annual salary. In addition, we may contribute up to an additional 25% of matching contributions based on our annual financial performance. Eligible employees are immediately 100% vested in both their individual and company matching contributions.

        In addition, we have established the Quarterly Pension Contribution Plan, or QPC, which is a defined contribution plan available to all of our eligible salaried employees, including our named executive officers. The plan was established effective January 1, 2003. We make contributions to each participating employee's plan account at the end of each quarter with the contribution amount determined as a percentage of the employee's base pay. The percentage is based on the employee's age and ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 or over. Contributions made prior to January 1, 2007 vest 100% after five years of eligible employment.

Contributions made on and after January 1, 2007 vest 100% after three years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

  Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan:

        Under our Supplemental Executive Retirement Plan, or SERP, and Compensation Limit Restoration Plan, or CLRP, certain of our executives and other key employees may receive retirement benefits in addition to those provided under our other retirement plans. Both plans are nonqualified, unfunded plans that were established effective January 1, 2003. Under our SERP, we make a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's base pay. The percentage is based on the employee's age on the date of original participation in the plan (6.0% for Mr. Brooks, 5.0% for Mr. Autry, and 4.0% for the other named executive officers). Contributions vest 100% after five years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

        Under our CLRP, we have undertaken to pay retirement benefits otherwise payable to certain individuals, including the named executive officers, under the terms of our qualified retirement plan but for the provisions of the Code limiting amounts payable under tax-qualified retirement plans. Contributions vest 100% after five years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

  Metaldyne Pension Plan and TriMas Corporation Benefit Restoration Pension Plan:

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

        Under the Benefit Restoration Plan, Mr. Beard is eligible to receive retirement benefits in addition to those provided under our other retirement plans. Mr. Beard is to receive annually upon retirement on or after age 65, an amount which, when combined with benefits from our other retirement plans (and, for most participants, any retirement benefits payable by reason of employment by prior employers) equals up to 60 percent of the average of the participant's highest three years' cash compensation received from us (base salary and regular year end cash bonus or equivalent estimates where cash compensation has been reduced by agreement with us). A disability benefit is payable to a participant who has been employed at least two years and becomes disabled. Participants who terminate with more than five years' service before age 65 become entitled to receive a benefit adjusted by an age and service vesting schedule that provides for no more than 50 percent vesting upon attainment of age 50 and 100 percent vesting no earlier than age 60, with provision for an additional 20 points of vesting (not to exceed 100 percent in total) should termination by us without cause occur prior to age 65. Such vested benefit is not payable until age 65 and is subject to offset for amounts earned from prior or future employers. A surviving spouse will receive reduced benefits upon the participant's death. A participant and his (or her) surviving spouse may also receive supplemental medical benefits. The plan is unfunded, except that accelerated payment on a present value basis is mandatory following a change of control. In connection with our separation from Metaldyne, as of June 6, 2002, the Metaldyne pension plans were curtailed with respect to our employees. Service and salary continued to accrue for our employees for benefit purposes until December 31, 2002.

        Other Compensation.    We believe that establishing competitive benefits packages for our employees is an important factor in attracting and retaining highly qualified personnel. Executive officers are eligible to participate in all of our employee benefits plans, such as medical, dental, vision, group life and accidental death and dismemberment insurance. Perquisites available to certain of our executive officers includes auto allowance, private club membership, tax reimbursements and, in the case of Mr. Beard, personal use of our owned and leased aircraft.

        Termination Based Compensation.    On November 17, 2006, we instituted an Executive Severance/Change of Control Policy, or the Policy, that we believe is consistent with similar compensation elements provided by our peers. The Policy requires us to make severance payments to an Executive if his or her employment is terminated under certain circumstances.

        If we terminate the Chief Executive Officer's employment for any reason other than for cause, disability, or death, or if the Chief Executive Officer terminates his or her employment for good reason, we will provide the Chief Executive Officer with two years' annual base salary, AVCP bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any AVCP bonus payment that has been declared for the Chief Executive Officer but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date.

        If we terminate any Executive's (excluding the Chief Executive Officer) employment for any reason other than cause, disability, or death, or if the Executive terminates his or her employment for good reason, we will provide the Executive with one year annual base salary, AVCP bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any AVCP bonus payment that has been declared for the Executive but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.

        In the case of a qualifying termination of an Executive's (including the Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, we will provide the Executive with a lump sum equal to 36 months of his or her base salary rate in effect at the date of termination, a lump sum AVCP bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any AVCP bonus payment that has been declared for the Executive but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date.

        In addition, the Policy states that in return for these benefits, each Executive covered under the Policy is required to refrain from competing against us for a period following termination that corresponds to the duration of any severance payments the Executive would be entitled to receive or 24 months if no severance payments are payable.

        This employment policy may be modified by the Compensation Committee at any time, provided that the prior written consent of the Executive is required if the modification adversely impacts the Executive. Further, the Compensation Committee may amend or terminate the Policy at any time upon 12 months' written notice to any adversely affected Executive.

Summary Executive Compensation:

        The following table summarizes the annual and long-term compensation paid to our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers who were serving at the end of 2006, whom we refer to collectively in this report as the "named executive officers:"

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)	Total ($)
Grant H. Beard, President (principal executive officer)	2006	875,000	129,000	800,000	(200)	343,500	2,147,300
E.R. Autry, Jr., Chief Financial Officer (principal financial officer)	2006	330,000	121,800	250,000	—	86,100	787,900
Lynn A. Brooks, President, Rieke Packaging Systems	2006	350,000	41,000	240,000	6,700	76,800	714,500
Edward L. Schwartz, President, Recreational Accessories and RV & Trailer Products	2006	350,000	57,500	245,000	—	56,400	708,900
Joshua A. Sherbin, General Counsel	2006	305,000	62,300	175,000	—	67,100	609,400

(1)
Represents compensation expense, calculated in accordance with SFAS 123R related to stock options granted under the 2002 Long Term Equity Incentive Plan prior to 2006.

(2)
AVCP payments are made in the year subsequent to which they were earned.

(3)
The benefits of the Metaldyne Pension Plan and the TriMas Benefit Restoration Plan were frozen as of December 31, 2002. Therefore, the above amounts represent only the change in actuarial present value of that frozen benefit.

        Following is further detail on the named executive officers' other compensation:

Name	Year	Auto Allowance ($)	Club Membership ($)	Life and Disability Insurance Premiums ($)	Non- business Owned and Leased Aircraft Usage ($)	Tax Reimbursements ($)	Company Contributions to Retirement and 401(k) Plans ($)(1)	Total ($)
Grant H. Beard	2006	24,800	54,700	23,600	122,200	45,300	72,900	343,500
E.R. Autry, Jr.	2006	25,000	14,700	—	—	6,700	39,700	86,100
Lynn A. Brooks	2006	27,500	—	—	—	400	48,900	76,800
Edward L. Schwartz	2006	24,100	—	—	—	3,300	29,000	56,400
Joshua A. Sherbin	2006	16,500	19,900	—	—	9,000	21,700	67,100

(1)
For Mr. Beard, amounts comprised of $59,200 under our nonqualified deferred compensation plans and $15,900 under our 401k and QPC; for Mr. Autry, amounts comprised of $24,800 under our nonqualified deferred compensation plans and $14,900 under our 401k and QPC; for Mr. Brooks, amounts comprised of $28,800 under our nonqualified deferred compensation plans and $20,100 under our 401k and QPC; for Mr. Schwartz, amounts comprised of $17,400 under our nonqualified deferred compensation plans and $11,600 under our 401k and QPC and for Mr. Sherbin, amounts comprised of $13,700 under our nonqualified deferred compensation plans and $8,000 under our 401k and the QPC.

Grants of Plan-Based Awards:

        AVCP payments are calculated as a percentage of the participant's base salary. If the prescribed performance targets are fully satisfied for the executive participants, the percentage of base salary to be awarded under the AVCP is as follows: President and Chief Executive Officer—100%; Chief Financial Officer and Group Presidents—70%; and all other officers—50%. If the actual performance relevant to an executive participant's performance exceeds the prescribed performance targets, the executive participant's AVCP earn-on can exceed the stated salary percentages. The table below sets forth the estimated future AVCP payments for each of our named executive officers based on their 2006 salaries:

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards

	Threshold ($)	Target ($)	Maximum ($)
Grant Beard	437,500	875,000	2,100,000
Skip Autry	115,500	231,000	554,400
Lynn Brooks	122,500	245,000	588,000
Ed Schwartz	122,500	245,000	588,000
Josh Sherbin	76,250	152,500	366,000

        There were no equity incentive grants made to any of our named executive officers during 2006.

Outstanding Equity Awards:

        The following table summarizes the outstanding equity awards to our executive officers as of December 31, 2006:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Award: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)	Option Expiration Date
Grant H. Beard,	— —	51,025 444,400	— 111,100	20.00 20.00	6/5/2012 6/5/2012
E.R. Autry, Jr	— — —	8,888 5,925 20,741	2,222 5,185 57,039	20.00 20.00 23.00	6/30/2013 1/31/2014 1/31/2015
Lynn A. Brooks	— —	15,308 142,208	— 35,552	20.00 20.00	6/5/2012 6/5/2012
Edward L. Schwartz	— —	88,880 6,667	22,220 18,333	20.00 23.00	2/28/2015 2/28/2015
Joshua A. Sherbin	—	14,667	40,333	23.00	3/31/2015

(1)
Stock options that have been granted under the plan vest over a period of three to seven years and are not exercisable prior to certain liquidity events specified in applicable awards agreements.

        We have not issued any stock awards.

Option Exercises and Stock Vested:

        There were no stock option exercises during 2006 and there are no stock awards outstanding as of December 31, 2006.

Post-Employment Compensation:

        As of November 17, 2006, all of our Executive Officers, or Executives, are currently employed at will and do not have employment agreements. Prior to November 17, 2006, our Executives had employment agreements that were terminated in connection with our having instituted an Executive Severance/Change of Control Policy, or the Policy. The Policy applies to the following Executives: President/Chief Executive Officer; Chief Financial Officer; Vice President—Human Resources; Vice President—Finance and Treasurer; Corporate Secretary and General Counsel; the Reporting Segment Presidents, where such positions exist (but, not the business unit presidents); and such other officers as may be determined by our Board of Directors. The Policy states that each Executive shall devote his or her full business time and efforts to the performance of his or her duties and responsibilities for the Company. The Policy requires us to make severance payments to an Executive if his or her employment is terminated under certain circumstances.

        If we terminate the Chief Executive Officer's employment for any reason other than for cause, disability, or death, or if the Chief Executive Officer terminates his or her employment for good reason, we will provide the Chief Executive Officer with two years' annual base salary, AVCP bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any AVCP bonus payment that has been declared for the

Chief Executive Officer but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date.

        If we terminate any Executive's (excluding the Chief Executive Officer) employment for any reason other than cause, disability, or death, or if the Executive terminates his or her employment for good reason, we will provide the Executive with one year annual base salary, AVCP bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any AVCP bonus payment that has been declared for the Executive but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.

        In the case of a qualifying termination of an Executive's (including the Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, we will provide the Executive with a lump sum equal to 36 months of his or her base salary rate in effect at the date of termination, a lump sum AVCP bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any AVCP bonus payment that has been declared for the Executive but not paid, his or her pro-rated AVCP bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date.

        For purposes of the policy, "Change of Control" shall be defined as follows:

        "Change of Control," the occurrence of any of the following:

  (1)
  the direct or indirect sale, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of our properties or assets, to any "person" (as that term is used in Section 13(d)(3) of the Exchange Act) other than Heartland or any of its affiliates;

  (2)
  the adoption of a plan relating to the liquidation or dissolution of TriMas (except as required to conform with Section 409A of the Internal Revenue Code of 1986, as amended ("Code"));

  (3)
  the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any "person" (as defined above), other than Heartland or any of its affiliates or a Permitted Group (as defined), becomes the beneficial owner, directly or indirectly, of more than 50% of our common voting stock, measured by voting power rather than number of shares; or

  (4)
  the first day on which a majority of the members of the Board of Directors ("Board") are not continuing Directors. As of the date of determination, a "Continuing Director" means any member of the Board who (a) has been a member of the Board throughout the immediately preceding twelve (12) months, or (b) was nominated for election, or elected to the Board with the approval of the Continuing Directors who were members of the Board at the time of such nomination or election, or designated as a Director under the Stockholders Agreement.

        This change of control is defined in a manner consistent with its definition in the indenture governing our 9 7/8 senior subordinated notes due 2012.

        The tables below summarize the executive benefits and payments due to the Chief Executive Officer and other named executive officers upon termination, both in connection with a termination (i) for any reason other than cause, disability, or death, or if the Executive terminates his or her employment for good reason ("Involuntary, not for cause") and (ii) in connection with a change of control: The tables assume that termination occurred on December 31, 2006.

Executive Benefits and Payments upon Termination for Chief Executive Officer	Termination involuntary, not for cause		Termination in connection with a change of control
Base salary	$1,750,000		$2,625,000
AVCP bonus payments	$875,000	(2)	$2,625,000
Number of stock options vested and value upon Termination(1)	606,525 shares $0		606,525 shares $0
Outplacement services	$50,000		$50,000
Medical benefits	$27,000		$40,000
Total	$2,702,000		$5,340,000

(1)
No trading market for our common stock exists.

(2)
Payable in equal installments over two years.

Executive Benefits and Payments upon Termination for named executive officers (other than CEO)	E.R. Autry, Jr.		Lynn A. Brooks		Edward L. Schwartz		Joshua A. Sherbin
	(1)	(2)	(1)	(2)	(1)	(2)	(1)	(2)
Base salary	$330,000	$990,000	$350,000	$1,050,000	$350,000	$1,050,000	$305,000	$915,000
AVCP bonus payments	$231,000	$693,000	$245,000	$735,000	$245,000	$735,000	$152,500	$457,500
Number of stock options vested and value upon Termination(3)	$100,000 shares 0	$100,000 shares 0	$343,376 shares 0	$343,376 shares 0	$136,100 shares 0	$136,100 shares 0	$55,000 shares 0	$55,000 shares 0
Outplacement services	$30,000	$30,000	$30,000	$30,000	$30,000	$30,000	$30,000	$30,000
Medical benefits	$13,000	$40,000	$13,000	$40,000	$13,000	$40,000	$13,000	$40,000
Total	$604,000	$1,753,000	$638,000	$1,855,000	$638,000	$1,855,000	$500,500	$1,442,500

(1)
Termination involuntary, not for cause.

(2)
Termination in connection with a change of control.

(3)
No trading market for our common stock exists.

        In addition, the Policy states that in return for these benefits, each Executive covered under the Policy is required to refrain from competing against us for a period following termination that corresponds to the duration of any severance payments the Executive would be entitled to receive or 24 months if no severance payments are payable.

        This employment policy may be modified by the Compensation Committee at any time, provided that the prior written consent of the Executive is required if the modification adversely impacts the Executive. Further, the Compensation Committee may amend or terminate the Policy at any time upon 12 months' written notice to any adversely affected Executive.

Pension Benefits:

        The following table summarizes the defined benefit plan actuarial present value for the participating named executive officers.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Grant H. Beard	Metaldyne Pension Plan	5	$11,600	—
	TriMas Benefit Restoration Plan	5	$21,100	—
Lynn A. Brooks	Metaldyne Pension Plan	27	$324,200	—
	TriMas Benefit Restoration Plan	27	$112,800	—

(1)
The benefits of the Metaldyne Pension Plan and the TriMas Benefits Restoration Pension Plan were frozen as of December 31, 2002. Any changes in the present value of the accumulated benefits represent only changes in actuarial assumptions used in calculating the present value of those benefits.

Nonqualified Deferred Compensation:

        The following table summarizes the activity in the nonqualified deferred compensation plans for our named executive officers:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)(3)
Grant H. Beard	—	59,200	32,100	—	286,900
E.R. Autry, Jr.	—	24,800	1,700	—	40,700
Lynn A. Brooks	—	28,800	9,400	—	120,400
Edward L. Schwarz	—	17,400	6,500	—	65,400
Joshua A. Sherbin	—	13,700	2,400	—	23,400

(1)
Represents our contributions to the SERP and CLRP plans. These contributions are included in the column titled "All Other Compensation" in the Summary Executive Compensation table and under "Company Contributions to Retirement and 401(k) Plans" in the supplemental table.

(2)
In addition to earnings on the SERP and CLRP, the amount for Mr. Beard includes earnings attributable to his participation in the defined contribution component of the TriMas Corporation Benefit Restoration Plan.

(3)
Includes amounts previously reported as compensation to our executive officers for previous years as follows:

	2005	2004	2003
Grant H. Beard	$77,000	$54,100	$46,500
E.R. Autry, Jr.	22,100	—	—
Lynn A. Brooks	29,400	29,100	24,300
Edward L. Schwartz	16,800	15,100	11,700
Joshua A. Sherbin	10,900	—	—

        Contributions to the SERP and CLRP are invested in accordance with each named executive officer's directive based on the investment options in our retirement savings plan. Investment directives can be amended by the participant from time to time. Vested amounts contributed and related earnings are distributable at retirement or termination.

Director Compensation:

        Following is a summary of director compensation for 2006:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All other Compensation ($)	Total $
Grant H. Beard(1)	—	—	—	—	—	—
Charles E. Becker	59,000	—	2,600	—	—	61,600
Marshall A. Cohen	66,000	—	2,600	—	—	68,600
Richard M. Gabrys	32,000	—	400	—	—	32,400
Arthur W. Huge(2)	37,000	—	1,100	—	—	38,100
Eugene A. Miller	75,000	—	2,600	—	—	77,600
Daniel P. Tredwell	—	—	—	—	—	—
Samuel Valenti III	200,000	—	304,300	—	—	504,300

(1)
Mr. Beard does not receive any compensation for his services as a director.

(2)
Mr. Huge stepped down from the board in July 2006.

(3)
Represents compensation expense, calculated in accordance with SFAS No. 123R, related to stock options granted under the 2002 Long Term Equity Incentive Plan.

        Outside directors who are not affiliated with Heartland (other than the Executive Chairman of the Board) may receive cash compensation of $60,000 per year (increased from $50,000 per year effective August 1, 2006) for their service as members of the Board of Directors, attendance fees of $2,000 for Board meetings and $1,000 for committee meetings and they are reimbursed for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and committee meetings. The chairman of the Audit Committee receives an additional $10,000 per year for his additional service in that capacity. The Executive Chairman of the Board receives $200,000 per year for his services and does not receive attendance fees. In addition, outside directors not affiliated with Heartland are eligible to receive awards under our 2002 Long Term Equity Incentive Plan. In 2006, Messrs. Becker, Cohen, Gabrys and Miller each received 1,000 options to acquire shares of our Common Stock of the Company at an exercise price of $23.00 per share pursuant to the terms of our standard stock option agreement. It is expected that all independent directors will receive a grant of 1,000 options or an equivalent amount of restricted shares each year as part of their compensation. In addition, Messrs. Gary Banks, Timothy Leuliette, W. Gerald McConnell each stepped down from our Board in July 2006; however, none of these individuals received any compensation in connection with their service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholder and Selling Stockholder

        The following table sets forth information with respect to the beneficial ownership of our common stock as of March 22, 2007 by:

  •
  each person known by us to beneficially own more than 5% of our common stock;

  •
  each of our directors;

  •
  each of the named executive officers; and

  •
  all of our directors and executive officers as a group.

        The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the "Commission") governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of March 22, 2007, we had 20,759,500 shares outstanding. There are significant agreements relating to voting and transfers of common stock in the shareholders agreement described under Item 13, "Certain Relationships and Related Transactions."

	Shares Beneficially Owned
Name and Beneficial Owner
	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2) 55 Railroad Avenue Greenwich, Connecticut 06830	15,091,275	72.70%
Masco Corporation(4) 21001 Van Born Road Taylor, Michigan 48180	2,454,614	11.82%
Credit Suisse(3) 11 Madison Avenue New York, New York 10010	1,186,276	5.71%
Charles E. Becker(5)	0	0
Grant H. Beard(6)	0	0
E. R. "Skip" Autry, Jr.(6)	0	0
Lynn A. Brooks(6)	0	0
Edward L. Schwartz(6)	0	0
Daniel P. Tredwell(2)	15,091,275	72.70%
Samuel Valenti III(6)(7)	0	0
Marshall A. Cohen(6)	0	0
Richard M. Gabrys(6)	0	0
Eugene A. Miller(6)	0	0
Jeffrey B. Paulsen(6)	0	0
Joshua A. Sherbin(6)	0	0
All executive officers and directors as a group (12 persons)(2)(6)	15,091,275	72.70%

(1)
These shares of common stock are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships which hold shares of common stock directly. These limited liability companies and limited partnership hold common stock as follows: 11,805,779 shares are held by TriMas Investment Fund I, L.L.C.; 2,243,827 shares are held by Metaldyne Investment Fund I, L.L.C.; 835,339 shares are held by HIP Side-by-Side Partners, L.P.; 173,378 shares are held by TriMas Investment Fund II, L.L.C. and 32,952 shares are held by Metaldyne Investment Fund II, L.L.C. In addition, by reason of the shareholders agreement summarized under "Certain Relationships and Related Transactions—Shareholders Agreement," Heartland Industrial Associates, L.L.C. may be deemed to share beneficial ownership of shares of common stock held by other stockholders party to the shareholders agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.

(2)
All shares are beneficially owned as disclosed in footnote (1). Mr. Tredwell is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. The business address for Mr. Tredwell is 55 Railroad Avenue, Greenwich, CT 06830.

(3)
Of these shares, 833,778 are held by Credit Suisse First Boston Equity Partners, L.P.; 233,062 are held by Credit Suisse First Boston Equity Partners (Bermuda), L.P.; 60,050 are held by EMA Partners Fund 2000, L.P.; 38,648 are held by EMA Private Equity Fund 2000, L.P.; 16,137 are held by Credit Suisse First Boston Fund Investments VI Holdings, LLC; 3,857 shares are held by Credit Suisse First Boston Fund Investments VI-B (Bermuda), L.P.; and 744 shares are held by Credit Suisse First Boston U.S. Executive Advisors, L.P.

(4)
Of these shares, 280,701 are held directly by Masco Corporation and 2,173,913 shares are held by Masco Capital Corporation, which is a wholly-owned subsidiary of Masco Corporation.

(5)
Affiliates of Mr. Becker are limited partners in Heartland Industrial Partners, L.P.

(6)
No options granted under our 2002 Long Term Equity Incentive Plan are exercisable within the next 60 days. Options are therefore not included.

(7)
Mr. Valenti is President and Chairman of Masco Capital Corporation, but disclaims beneficial ownership of the shares owned by Masco Capital Corporation. Entities affiliated with Mr. Valenti are members of Heartland Additional Commitment Fund, LLC which is a limited partner of Heartland Industrial Partners, L.P.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes the securities authorized for issuance as of March 22, 2007 under our 2002 Long Term Equity Incentive Plan, the number of shares of our common stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our common stock still authorized for issuance under such plan. The 2002 Long Term Equity Incentive Plan has been approved by our shareholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
2002 Long Term Equity Incentive Plan	2,007,268	$20.89	212,732
Equity compensation plans not approved by security holders	—	—	—

Total	2,007,268	$20.89	212,732

Item 13. Certain Relationships and Related Transactions

  Stock Purchase Agreement with Metaldyne and Heartland

        Prior to June 6, 2002, we were wholly-owned by Metaldyne and we participated in joint activities including employee benefits programs, legal, treasury, information technology and other general corporate activities.

        General.    On June 6, 2002, Metaldyne and Heartland consummated a stock purchase agreement under which Heartland and other investors invested approximately $265.0 million in us to acquire approximately 66.0% of our fully diluted common stock. As a result of the investment and other transactions described below, Metaldyne received $840.0 million in the form of cash, retirement of debt we owed to Metaldyne or owed by us under the Metaldyne credit agreement and the repurchase of the balance of receivables we originated and sold under the Metaldyne receivables facility. Metaldyne retained shares of our common stock valued at $120 million (based upon the $20.00 per share price then paid by Heartland). In addition, Metaldyne received a warrant to purchase additional shares of our common stock valued at $15 million (based upon the $20.00 per share price then paid by Heartland). Further, since January 1, 2003 and in connection with each of the HammerBlow, Highland and Hi-Vol acquisitions, Heartland purchased an aggregate of approximately $35 million of our common stock. The price per share initially paid by Heartland was determined following arms' length negotiations between Heartland and disinterested members of the Board of Directors of Metaldyne. Subsequent investments were valued at the same price. In addition, we repurchased $20.0 million of our common stock from Metaldyne at the same $20.00 per share price. Heartland currently owns approximately 72.7% of our voting common equity. We believe that the terms of the stock purchase agreement, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction.

        Employee Matters.    Pursuant to the stock purchase agreement, each outstanding option to purchase Metaldyne common stock which had not vested, and which were held by our employees was cancelled on the closing date. Each option held by certain present and former employees which vested on or prior to the closing date was replaced by options to purchase our common stock, with appropriate adjustments.

        Pursuant to the stock purchase agreement, we agreed to promptly reimburse Metaldyne upon its written demand for (i) cash actually paid in redemption of certain restricted shares of Metaldyne held by certain employees under restricted stock awards and (ii) 42.01% of the amount of cash actually paid to certain other employees by Metaldyne in redemption of restricted stock awards held by such employees. This obligation ceased as of January 2004 when the final vesting of Metaldyne restricted stock awards occurred. We also have certain other obligations to reimburse Metaldyne for the allocated portion of its current and former employee related benefit plan responsibilities.

        Indemnification.    Subject to certain limited exceptions, Metaldyne, on the one hand, and we, on the other hand, retained the liabilities associated with our respective businesses. Accordingly, we will indemnify and hold harmless Metaldyne from all liabilities associated with us and our subsidiaries and their respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold Heartland and us harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding us and our subsidiaries) and their respective operations and assets, whenever conducted. In addition, we agreed with Metaldyne to indemnify one another for our allocated share (57.99% in the case of Metaldyne and 42.01% in our case) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to the November 2000 acquisition. There are also indemnification provisions relating to certain other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible. Prior to the consummation of the merger whereby Metaldyne became a wholly-owned subsidiary of Asahi, conflicts which arose with respect to whether a matter was related to us or Metaldyne may have, under certain circumstances, been resolved by the Chief Executive Officer of Metaldyne. However, pursuant to Amendment No. 1 to the Stock Purchase Agreement entered into on August 31, 2006 (as amended on November 27, 2006), any such conflicts will no longer be resolved by the Chief Executive Officer of Metaldyne.

        Assumed Liabilities.    In connection with the foregoing, we assumed approximately $37.0 million of certain liabilities and obligations of Metaldyne, comprised mainly of contractual obligations to our former employees, tax-related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments to be made on our behalf. Payments made with respect to these obligations approximated $4.3 million and $2.9 million in 2006 and 2005, respectively. The Company has settled certain assumed contractual obligation with Metaldyne which resulted in an approximate $1.2 million decrease and a $2.8 million increase to the liability in the years ended December 31, 2006 and 2005, respectively. The remaining assumed liabilities of approximately $4.1 million are payable, when billed, at various future dates and are reported as due to Metaldyne in the accompanying balance sheet as of December 31, 2006.

Shareholders Agreement

        Heartland, Masco Capital Corporation, each party to the Metaldyne Shareholders Agreement immediately prior to its merger with Asahi and other investors are parties to a shareholders agreement regarding their ownership of our common stock. The agreement contains other covenants for the benefit of the shareholders that are parties thereto. Each Metaldyne shareholder party to the Metaldyne Shareholder Agreement immediately prior to its merger with Asahi (and not already a shareholder of ours) became a party to the TriMas Shareholders Agreement in connection with Amendment No. 1 thereto.

        Election of Directors.    The shareholders agreement provides that the parties will vote their shares of common stock in order to cause the election to the Board of Directors of such number of directors as shall constitute a majority of the Board of Directors as designated by Heartland. There are no arrangements or understandings between any of our directors on the one hand and Heartland on the other hand pursuant to which a director was selected as such.

        Transfers of Common Stock.    The shareholders agreement restricts transfers of common stock except for certain transfers, including (1) to a permitted transferee of a stockholder, (2) pursuant to the "right of first offer" provision discussed below, (3) pursuant to the "tag-along" provision discussed below, (4) pursuant to the "drag-along" provision discussed below, (5) pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act and (6) the Metaldyne Dividend.

        Right of First Offer.    The shareholders agreement provides that no stockholder party to the agreement may transfer any of its shares other than the Metaldyne Dividend or to a permitted transferee of such stockholder or pursuant to the "tag-along" and "drag-along" provisions unless such stockholder shall offer such shares to us. If we decline to purchase the shares, then Heartland shall have the right to purchase such shares. Any shares not purchased by us or Heartland can be sold by such stockholder party to the agreement at a price not less than 90.0% of the price offered to us or Heartland.

        Tag-Along Rights.    The shareholders agreement grants the stockholders party to the agreement, subject to certain exceptions, in connection with a proposed transfer of common stock by Heartland or its affiliates other than the Metaldyne Dividend, the right to require the proposed transferee to purchase a proportionate percentage of the shares owned by the other stockholders at the same price and upon the same economic terms as are being offered to Heartland.

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

        Registration Rights.    The shareholders agreement provides the stockholders party to the agreement, other than those stockholders that became party to the agreement as a result of receiving shares in the Metaldyne Dividend, with unlimited "piggy-back" rights each time we file a registration statement except for registrations relating to (1) shares underlying management options and (2) an initial public offering consisting of primary shares. In addition, following a qualifying public equity offering, Heartland has the ability to demand the registration of their shares, subject to various hold back, priority and other agreements. The shareholders agreement grants an unlimited number of demands to Heartland.

Heartland Advisory Agreement

        We and Heartland are parties to an advisory agreement pursuant to which Heartland is engaged to provide consulting services to us with respect to financial and operational matters. These services include ongoing monitoring of business plans, strategic direction, development of projections, financial review, management and other restructuring and reorganization efforts, assistance with investor relations and other matters. Heartland also provided assistance in the selection of our senior management team and our positioning in the financial markets. Heartland is entitled to receive a fee for such services equal to $4.0 million per annum, payable quarterly, which is what we believe we would have had to pay an unaffiliated third party for such services when we entered into the agreement. In addition to providing ongoing consulting services, Heartland has also agreed to assist in acquisitions, divestitures and financings, for which Heartland will receive a fee equal to one percent of the value of such transactions. In 2003, Heartland was paid an aggregate of $2.1 million in fees for advisory services in connection with the acquisitions of HammerBlow and Highland. The advisory agreement also provides that Heartland will be reimbursed for its reasonable out-of-pocket expenses. The advisory agreement terminates when Heartland owns less than 10.0% of the common equity interest it acquired in us from the June 2002 transactions or such earlier date as Heartland and we shall agree.

Corporate Services Agreement

        We and Metaldyne were party to a services agreement pursuant to which Metaldyne provided us use of its management information systems, legal, tax, accounting, human resources and other support services in return for payment of an annual fee of $2.5 million for the services, payable in equal quarterly installments of $625,000 for the term of the agreement. The annual fee amount represents what we believe we would pay an unaffiliated third party for such services. This agreement expired at the end of 2003. Effective January 1, 2004, we entered into a new agreement with Metaldyne whereby we agreed to reimburse Metaldyne for certain software licensing fees and other general corporate services for a fee of approximately $0.4 million in 2004. This agreement expired on June 30, 2004.

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

Hi-Vol Acquisition

        On May 9, 2003, we acquired an automotive fasteners manufacturing business, which we refer to as the Hi-Vol acquisition, from Metaldyne for approximately $22.7 million on a debt-free basis. In connection with the acquisition, we agreed to sublease from Metaldyne its Livonia, Michigan facility where the acquired business is currently located. The sublease extends through 2022 and the annual lease expense was approximately $0.2 million in 2006, 2005 and 2004. The acquired business is a leading manufacturer of specialized fittings and cold-headed parts used in automotive and industrial applications. Its products include specialty tube nuts, spacers, hollow extruded components, and locking nut systems used in brake, fuel, power steering, and engine, transmission and chassis applications. We believe that the terms of this transaction, taken as a whole, are at least as fair as would have been negotiated with a third party not affiliated with us, taking account of all of the circumstances of the transaction.

Sales to Related Parties

        During 2006, 2005 and 2004, we sold fastener products to Metaldyne in the amount of approximately $0.4 million each year, and to Collins & Aikman Corporation, an affiliate of Heartland, of approximately $6.1 million, $8.2 million and $7.5 million, respectively. These sales were made on terms comparable to those that we have negotiated with third parties not affiliated with us. In May 2005, Collins & Aikman filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. At that time, Collins & Aikman owed the Company $1.3 million, which subsequently was written-off as uncollectible.

Relationships with Heartland

        Heartland Industrial Partners, L.P. is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. One of our directors, Mr. Tredwell, is the managing director of Heartland. Another one of our directors, Mr. Becker is a limited partner in Heartland with interests representing less than 5.0% of the commitments in Heartland and Mr. Valenti, our Chairman, is a former advisor to Heartland and is affiliated with entities that are members of a limited liability company that owns a limited partnership interest in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations. We may, in the ordinary course of business, have on a normal, customary and arm's length basis, relationships with certain of Heartland's limited partners, including banking, insurance and other relationships.

Policy for Review, Approval or Ratification of Transactions with Related Parties

        It is our unwritten policy, which policy is not otherwise evidenced, that the Audit Committee review and approve all transactions (other than those that are de minimis in nature) in which we participate and in which any related party has or will have a direct or indirect material interest. In reviewing and approving such transactions, the Audit Committee obtains all information it believes to be relevant to a review and approval of the transaction. After consideration of the relevant information, the Audit Committee approves only those related party transactions that are determined not to be inconsistent with the best interests of the company.

        In addition, our credit facility and the indenture governing our senior subordinated notes contain covenants that restrict our ability to engage in transactions with related parties except under specific circumstances. For example, related party transactions that are at prices and on terms and conditions not less favorable to the company than could be obtained at an arm's-length basis from unrelated parties are allowed. Such covenants influence the company's policy for review, approval or ratification of transactions with related parties.

Item 14. Principal Accounting Fees and Services

A. Audit Fees

KPMG LLP

        KPMG LLP has been the Company's Independent Registered Public Accounting Firm for each of the three years ended December 31, 2006 presented in this Statement.

        Fees:    Fees for all services provided by KPMG for the years ended December 31, 2006 and 2005 were as follows:

    •
    Audit Fees: Aggregate fees for professional services rendered by KPMG LLP in connection with its audit of the Company's financial statements as of and for the years ended December 31, 2006 and 2005, and its limited reviews of the Company's unaudited interim financial statements as of and for the years ended December 31, 2006 and 2005 were $1.4 million and $0.8 million, respectively.

    •
    All Other Fees: In addition to the fees described above, aggregate fees of $0.2 million and $0.3 million were billed by KPMG LLP during the years ended December 31, 2006 and 2005, respectively, primarily for the following professional services (in millions):

	2006	2005
Audit-related services(a)	$0.2	$0.3
Income tax compliance and related tax services	$0.01	$0.03
All other products and services(a)	$—	$—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Listing of Documents

(1) Financial Statements

        The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2006 and December 31, 2005, and for the periods ended December 31, 2006, December 31, 2005 and December 31, 2004, consist of the following:

Balance Sheet

Statement of Operations

Statement of Cash Flows

Statement of Shareholders' Equity

Notes to Financial Statements

(2) Financial Statement Schedules

        Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2006, December 31, 2005 and December 31, 2004, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

        See Exhibit Table at the end of this Report.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
DATE: March 22, 2007	BY:	/s/ GRANT H. BEARD
	Name:	Grant H. Beard
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GRANT H. BEARD Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2007
/s/ E.R. AUTRY E.R. Autry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2007
/s/ SAMUEL VALENTI Samuel Valenti III	Chairman of the Board of Directors	March 22, 2007
/s/ CHARLES E. BECKER
Charles E. Becker	Director	March 22, 2007
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 22, 2007
/s/ RICHARD M. GABRYS Richard M. Gabrys	Director	March 22, 2007
/s/ EUGENE A. MILLER Eugene A. Miller	Director	March 22, 2007
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	March 22, 2007

TRIMAS CORPORATION
SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2006	$5,750,000	$1,165,000	$20,000	$1,325,000	$5,610,000

Year Ended December 31, 2005	$5,290,000	$1,020,000	$20,000	$580,000	$5,750,000

Year Ended December 31, 2004	$4,340,000	$1,947,000	$10,000	$1,007,000	$5,290,000

(A)
Allowance of companies acquired, and other adjustments, net.

(B)
Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

TRIMAS CORPORATION

Exhibit Index

Exhibit No.	Description
3.1(b)	Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included as Exhibit A1 in Exhibit 4.1).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3 (o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(m)
Credit Agreement, dated as of June 6, 2002, as amended and restated as of August 2, 2006, among TriMas Company LLC, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
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
10.7	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.10(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.11(a)	Amendment No. 1 to Corporate Services Agreement dated January 1, 2003.
10.12(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.

10.13(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.14(b)**
Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.15(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.16(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.17(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.20).
10.18(g)	Form of Stock Option Agreement.
10.19(l)*	Annual Value Creation Plan.
10.20(l)*	Form of Indemnification Agreement.
10.21(n)	Separation and Consulting Agreement dated as of May 20, 2005.
10.22(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.23(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Group, LLC and TriMas Corporation.
10.24(p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.25(p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.26(p)	Management Rights Agreement.
10.27(k)	Executive Severance/Change of Control Policy.
21.1(p)	Subsidiaries of TriMas Corporation.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on May 14, 2003.

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

(e)
Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).

(f)
Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(g)
Incorporated by reference to the Exhibits filed with our Form 10-Q filed on November 12, 2003 (File No. 333-100351).

(h)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).

(i)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).

(j)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).

(k)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on November 22, 2006 (File No. 333-100351).

(l)
Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).

(l)
*     Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).

(m)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).

(n)
Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).

(o)
Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).

(p)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).

QuickLinks

PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TriMas Corporation Consolidated Balance Sheet (Dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Dollars in thousands, except per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Dollars in thousands)
TriMas Corporation Statement of Shareholders' Equity Years Ended December 31, 2006, 2005 and 2004 (Dollars in thousands)
TRIMAS CORPORATION NOTES TO FINANCIAL STATEMENTS
Supplemental Guarantor Condensed Financial Statements Consolidated Balance Sheet (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Balance Sheet (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Operations (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Operations (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Operations (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Cash Flows (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Cash Flows (Dollars in thousands)
Supplemental Guarantor Condensed Financial Statements Consolidated Statement of Cash Flows (Dollars in thousands)
PART III
Estimated Future Payouts Under Non-Equity Incentive Plan Awards
PART IV
SIGNATURE
TRIMAS CORPORATION SCHEDULE II PURSUANT TO ITEM 15(a)(2) OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
TRIMAS CORPORATION