Form 10-Q
period 2007-03-31
TRIMAS CORP
filed 2007-05-01
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2007, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 20,759,500 shares.

TriMas Corporation

Forward-Looking Statements

This report contains forward-looking statements (as that term is defined by the federal securities laws) about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and similar words used in this report.

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

•       Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results;

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

•       Our healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results; and

•       A growing portion of our sales may be derived from international sources, which exposes us to certain risks which may adversely affect our financial results.

We disclose important factors that could cause our actual results to differ materially from our expectations under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,900	$3,600
Receivables, net	122,700	99,240
Inventories, net	170,240	165,360
Deferred income taxes	24,300	24,310
Prepaid expenses and other current assets	6,940	7,320
Assets of discontinued operations held for sale	—	11,770
Total current assets	328,080	311,600
Property and equipment, net	166,890	165,200
Goodwill	529,130	529,730
Other intangibles, net	236,550	240,120
Other assets	39,500	39,410
Total assets	$1,300,150	$1,286,060
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$8,230	$9,700
Accounts payable	131,770	100,070
Accrued liabilities	77,300	71,970
Liabilities of discontinued operations	—	23,530
Total current liabilities	217,300	205,270
Long-term debt	715,290	724,790
Deferred income taxes	89,260	89,940
Other long-term liabilities	38,980	33,280
Total liabilities	1,060,830	1,053,280
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 20,759,500 shares	210	210
Paid-in capital	399,140	399,070
Accumulated deficit	(208,290)	(215,220)
Accumulated other comprehensive income	48,260	48,720
Total shareholders’ equity	239,320	232,780
Total liabilities and shareholders’ equity	$1,300,150	$1,286,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for share amounts)

	Three months ended March 31,
	2007	2006
Net sales	$286,690	$273,030
Cost of sales	(207,400)	(199,690)
Gross profit	79,290	73,340
Selling, general and administrative expenses	(45,780)	(44,500)
Loss on dispositions of property and equipment	(170)	(180)
Operating profit	33,340	28,660
Other expense, net:
Interest expense	(18,860)	(19,920)
Other, net	(1,160)	(780)
Other expense, net	(20,020)	(20,700)
Income from continuing operations before income taxes	13,320	7,960
Income tax expense	(4,930)	(3,020)
Income from continuing operations	8,390	4,940
Loss from discontinued operations, net of income taxes	(1,340)	(1,340)
Net income	$7,050	$3,600
Earnings (loss) per share—basic:
Continuing operations	$0.40	$0.25
Discontinued operations, net of income taxes	(0.06)	(0.07)
Net income per share	$0.34	$0.18
Weighted average common shares—basic	20,759,500	20,010,000
Earnings (loss) per share—diluted:
Continuing operations	$0.40	$0.24
Discontinued operations, net of income taxes	(0.06)	(0.07)
Net income per share	$0.34	$0.17
Weighted average common shares—diluted	20,759,500	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$7,050	$3,600
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	380	100
Depreciation	5,930	5,910
Amortization of intangible assets	3,910	4,020
Amortization of debt issue costs	730	1,360
Deferred income taxes	660	(240)
Non-cash compensation expense	70	420
Net proceeds from sale of receivables and receivables securitization	28,750	25,120
Increase in receivables	(51,930)	(29,630)
Increase in inventories	(5,700)	(14,490)
Decrease in prepaid expenses and other assets	1,910	200
Increase in accounts payable and accrued liabilities	35,910	14,320
Other, net	(730)	320
Net cash provided by operating activities	26,940	11,010
Cash Flows from Investing Activities:
Capital expenditures	(19,480)	(5,290)
Net proceeds from disposition of businesses and other assets	4,000	640
Net cash used for investing activities	(15,480)	(4,650)
Cash Flows from Financing Activities:
Repayment of term loan facilities	(860)	(700)
Proceeds from borrowings on revolving credit facilities	144,150	167,710
Repayments of borrowings on revolving credit facilities	(154,450)	(175,390)
Net cash used for financing activities	(11,160)	(8,380)
Cash and Cash Equivalents:
Increase (decrease) for the period	300	(2,020)
At beginning of period	3,600	3,730
At end of period	$3,900	$1,710
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,630	$5,280
Cash paid for taxes	$2,260	$4,930

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders’ Equity
Three Months Ended March 31, 2007
(Unaudited—dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balances, December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780
Comprehensive income:
Net income	—	—	7,050	—	7,050
Foreign currency translation	—	—	—	1,770	1,770
Total comprehensive income					8,820
Non-cash compensation expense	—	70	—	—	70
Cumulative impact of change in accounting for benefit plans (net of tax of $1.3 million) (Note 14)	—	—	—	(2,230)	(2,230)
Cumulative impact of change in accounting for uncertainties in income taxes (Note 3)	—	—	(120)	—	(120)
Balances, March 31, 2007	$210	$399,140	$(208,290)	$48,260	$239,320

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

TriMas Corporation (“TriMas” or the “Company”), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components and steel cartridge cases. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fasteners business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Wood Dale and Lakewood operating locations were sold in December 2006. The Frankfort operating location was sold in February 2007. The industrial fastening business is presented as discontinued operations. See Note 2, “Discontinued Operations and Assets Held for Sale.”

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

2.                 Discontinued Operations and Assets Held for Sale

During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Company sold the Wood Dale and Lakewood operating locations in December 2006 for gross cash proceeds of approximately $5.6 million and a short-term note receivable of approximately $0.2 million. In February 2007, the Company sold the Frankfort operating location for gross cash proceeds of approximately $4.0 million and a note receivable of $2.5 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment, for approximately $1.1 million.

The results of the industrial fastening business and the asphalt-coated paper business are reported as discontinued operations for all periods presented.

Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Net sales	$6,550	$25,720
Loss from discontinued operations before income tax (expense) benefit	$(1,290)	$(2,190)
Income tax (expense) benefit	(50)	850
Loss from discontinued operations, net of income tax (expense) benefit	$(1,340)	$(1,340)

Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Receivables, net	$—	$7,750
Inventories, net	—	4,020
Total assets	$—	$11,770
Accounts payable	$—	$8,420
Accrued liabilities and other	—	15,110
Total liabilities	$—	$23,530

3.                 Income Taxes

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 specifies the way companies are to account for uncertainty in income tax reporting, and prescribes a methodology for recognizing, reversing, and measuring the tax benefits of a tax position taken, or expected to be taken, in a tax return.

As a result of adopting FIN 48, the Company recorded a net increase of $0.1 million to reserves for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of accumulated deficit.  Including the impact of the cumulative effect adjustment, as of January 1, 2007, the Company had unrecognized tax benefits of approximately $5.4 million. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $0.8 million of accrued interest and penalties included in the reported amount of unrecognized tax benefits. Included in our unrecognized tax benefits are $5.4 million of uncertain tax positions that would impact our effective tax rate if recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within twelve months of this reporting date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 through 2006, and to non-U.S. income tax examinations for tax years 2000 through 2006.  In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006.  There are no income tax examinations currently in process.

4. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are summarized as follows:

				RV &
	Packaging	Energy	Industrial	Trailer	Recreational
	Systems	Products	Specialties	Products	Accessories	Total
	(dollars in thousands)
Balance, December 31, 2006	$186,680	$45,190	$62,720	$140,830	$94,310	$529,730
Adjustment to tax contingencies established in purchase accounting	—	—	—	(450)	(1,060)	(1,510)
Foreign currency translation	540	50	—	40	280	910
Balance, March 31, 2007	$187,220	$45,240	$62,720	$140,420	$93,530	$529,130

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of March 31, 2007 and December 31, 2006 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2007		As of December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Intangible Category by Useful Life	Amount	Amortization	Amount	Amortization
	(dollars in thousands)
Customer relationships:
6 – 12 years	$26,500	$(16,380)	$26,500	$(15,900)
15 – 25 years	172,040	(43,100)	171,920	(40,730)
Total customer relationships	198,540	(59,480)	198,420	(56,630)
Technology and other:
1 – 15 years	26,020	(16,730)	26,010	(16,170)
17 – 30 years	40,360	(11,240)	40,180	(10,780)
Total technology and other	66,380	(27,970)	66,190	(26,950)
Trademark/Trade names (indefinite life)	63,430	(4,320)	63,400	(4,310)
	$328,350	$(91,770)	$328,010	$(87,890)

Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended March 31, 2007 and 2006, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.8 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.                 Accounts Receivable Securitization

TriMas is party to a receivables securitization facility through TSPC, Inc. (TSPC), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company’s domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $0.8 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of March 31, 2007 and December 31, 2006, the Company’s funding under the facility was approximately $44.4 million and $19.6 million, respectively, with an additional $8.8 million and $29.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $56.2 million and $71.6 million at March 31, 2007 and December 31, 2006, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of March 31, 2007 and 2006, the financing costs were based on an average liquidation period of the portfolio of approximately 1.2 months and 1.3 months, respectively, and an average discount rate of 3.2% for both periods.

In the three months ended March 31, 2007 and 2006, the Company sold an undivided interest in approximately $3.9 million and $2.8 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.6%. Costs associated with these transactions were approximately $0.06 million and $0.04 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

6.                 Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Finished goods	$104,160	$83,310
Work in process	23,150	23,070
Raw materials	42,930	58,980
Total inventories	$170,240	$165,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7.                 Property and Equipment, Net

Property and equipment consists of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Land and land improvements	$5,280	$5,310
Buildings	45,680	45,130
Machinery and equipment	233,700	227,030
	284,660	277,470
Less: Accumulated depreciation	117,770	112,270
Property and equipment, net	$166,890	$165,200

Depreciation expense was $5.9 million for each of the three months ended March 31, 2007 and 2006, respectively.

8.                 Long-term Debt

The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Bank debt	$264,340	$274,060
Non-U.S. bank debt and other	22,600	23,890
9 7/8% subordinated notes, due June 2012	436,580	436,540
	723,520	734,490
Less: Current maturities, long-term debt	8,230	9,700
Long-term debt	$715,290	$724,790

U.S. Bank Debt

The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the “Credit Facility”). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company’s existing senior subordinated notes are still outstanding as of that date). The Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2007 and December 31, 2006, the Company had letters of credit of approximately $35.7 million and $45.0 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 7.98% and 8.22% at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007, the Company had $5.6 million outstanding under its revolving credit facility and had an additional $108.7 million potentially available after giving effect to the $35.7 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

approximately $88.9 million of borrowing capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company’s subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $676.6 million and $645.3 million at March 31, 2007 and December 31, 2006, respectively, are presented in the financial information in Note 15, “Supplemental Guarantor Condensed Consolidating Financial Information.” The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2007.

Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company’s senior subordinated notes are still outstanding at that time).

Non-U.S. bank debt

In the United Kingdom, the Company’s subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At March 31, 2007, the balance outstanding under this arrangement was $0.5 million at an interest rate of 6.45%.

In Italy, the Company’s subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At March 31, 2007, the balance outstanding under this agreement was $5.6 million at an interest rate of 4.48%.

In Australia, the Company’s subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At March 31, 2007, the balance outstanding under this agreement was $16.4 million at a weighted average interest rate of 6.8%.

Notes

The 9 7/8% senior subordinated notes due 2012 (Notes) indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2007, the Company was in compliance with all such covenant requirements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

As of March 31, 2007, we were a party to approximately 1,650 pending cases involving an aggregate of approximately 10,229 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Three months ended March 31, 2007	10,551	125	417	30	$20,958	$1,258,145

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 10,229 claims pending at March 31, 2007, 156 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 128 of the 156 claims sought between $1.0 million and $5.0 million in

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

total damages (which includes compensatory and punitive damages) and 28 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 135 of the 156 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 128 of the 156 claims sought between $1.0 million and $2.5 million and 28 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $4.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

10.          Related Parties

Metaldyne Corporation

On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company’s common stock that it owned on a pro rata basis to the holders of Metaldyne’s common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. The remaining contractual obligations to Metaldyne, which previously were classified as “Due to Metaldyne” in the Company’s balance sheet are now classified as accrued liabilities in the accompanying consolidated balance sheet and were approximately $4.1 million at March 31, 2007.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Heartland Industrial Partners

The Company is party to an advisory services agreement with Heartland Industrial Partners (“Heartland”) at an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million for each of the three month periods ended March 31, 2007 and 2006, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million in each of the three month periods ended March 31, 2007 and 2006, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $2.0 million in the three months ended March 31, 2006. These amounts are included in results of discontinued operations. See Note 2, “Discontinued Operations and Assets Held for Sale.”

11.          Segment Information

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

Industrial Specialties—A diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. Its products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components and steel cartridge cases.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs, non-cash losses on sale-leaseback of property and equipment and write-off of equity offering costs.

Segment activity is as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net Sales
Packaging Systems	$53,750	$51,100
Energy Products	41,580	39,950
Industrial Specialties	52,840	44,440
RV & Trailer Products	53,410	55,860
Recreational Accessories	85,110	81,680
Total	$286,690	$273,030
Operating Profit
Packaging Systems	$9,000	$8,190
Energy Products	6,410	5,920
Industrial Specialties	12,270	8,410
RV & Trailer Products	6,460	8,260
Recreational Accessories	5,140	4,140
Corporate expenses and management fees	(5,940)	(6,260)
Total	$33,340	$28,660
Adjusted EBITDA
Packaging Systems	$12,290	$11,740
Energy Products	7,100	6,540
Industrial Specialties	13,250	9,810
RV & Trailer Products	8,520	10,090
Recreational Accessories	7,740	6,870
Corporate expenses and management fees	(6,880)	(7,250)
Subtotal from continuing operations	42,020	37,800
Discontinued operations	(1,290)	(2,180)
Total company	$40,730	$35,620

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following is a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended
	March 31,
	2007	2006
	(dollars in thousands)
Net income	$7,050	$3,600
Income tax expense	4,980	2,170
Interest expense	18,860	19,920
Depreciation and amortization	9,840	9,930
Adjusted EBITDA, total company	$40,730	$35,620
Negative Adjusted EBITDA, discontinued operations	1,290	2,180
Adjusted EBITDA, continuing operations	$42,020	$37,800

12.          Stock Options and Awards

The TriMas Corporation 2002 Long Term Equity Incentive Plan (the “Plan”), provides for the issuance of equity-based incentives in various forms, of which a total of 2,222,000 stock options have been approved for issuance under the Plan. As of March 31, 2007, the Company has 2,007,268 stock options outstanding, each of which may be used to purchase one share of the Company’s common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

The Company accounts for these stock options under Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payment,” using the Modified Prospective Application (“MPA”) method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company recognized stock-based compensation expense of $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statements of operations. The fair value of options which vested during each of the three months ended March 31, 2007 and 2006 was $0.3 million. As of March 31, 2007, the Company had $0.3 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.

There were no options issued by the Company during the first three months of 2007 or 2006.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to stock options at March 31, 2007, is as follows:

			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Option Price	Life (Years)	Intrinsic Value
Outstanding at January 1, 2007	2,008,201	$20.89
Granted	—	—
Exercised	—	—
Cancelled	(933)	23.00
Outstanding at March 31, 2007	2,007,268	$20.89	6.3	$—

13.          Earnings per Share

The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), “Earnings per Share.” Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2007 and 2006, respectively, and considers an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share, which was exercised on September 15, 2006. The warrant was exercised using a cashless exercise provision, which increased the outstanding number of shares of common stock by 749,500. Options to purchase approximately 2,007,268 and 1,994,956 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

14.          Defined Benefit Plans

In September 2006, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans — an amendment of FASB Statements 87, 88, 106 and 132(R),” which requires an employer to recognize in its balance sheet the funded status of its defined benefit pension and post-retirement benefit plans (collectively, “benefit plans”), measured as the difference between the fair value of the plan assets and the benefit obligation.  Employers are also required to recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and prior service costs and credits, to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year-end, and to provide additional disclosures.

The required date of adoption of the recognition and disclosure provisions of SFAS No. 158 is different for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because the Company had an S-1 Registration Statement pending with the Securities and Exchange Commission for the sale of common equity securities, the Company was required to adopt the requirement to recognize the funded status of our benefit plans and the disclosure requirements of SFAS 158 in our financial statements for the year ended December 31, 2006, but failed to do so.  However, the Company concluded that the impact of not recognizing the funded status of its benefit plans in its balance sheet as of December 31, 2006 was immaterial as the impact was to understate reported liabilities by approximately $3.6 million, or 0.3% of total liabilities, and to overstate accumulated other comprehensive income by approximately $2.2 million, or 0.9% of total shareholders’ equity.  Further, the effect of adoption had no impact on the statements of operations or cash flows.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

TriMas adopted the recognition provisions of SFAS No. 158 effective March 31, 2007.  The effect of adopting SFAS No. 158 on the Company’s financial condition at March 31, which represents the amounts that would have been recorded as of December 31, 2006, is summarized below:

	Pension Benefit		Postretirement Benefit
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
Net liability recognized prior to impact of adopting SFAS 158	$(4,050)	$(4,300)	$(6,070)	$(5,950)
Net amount to record difference between fair value of plan assets and benefit obligations	(1,770)	—	(1,800)	—
Net liability recognized	$(5,820)	$(4,300)	$(7,870)	$(5,950)

Net periodic pension and postretirement benefit costs for TriMas’ defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three months ended March 31, 2007 and 2006:

	Pension Benefit		Postretirement Benefit
	Three months ended March 31,
	2007	2006	2007	2006
	(dollars in thousands)
Service costs	$140	$160	$20	$20
Interest costs	410	400	110	130
Expected return on plan assets	(490)	(460)	—	—
Amortization of net loss	110	130	20	30
Net periodic benefit cost	$170	$230	$150	$180

The Company expects to contribute approximately $2.2 million to its defined benefit pension plans in 2007. During the three months ended March 31, 2007 the Company contributed approximately $0.5 million.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$380	$3,520	$—	$3,900
Trade receivables, net	—	98,190	24,510	—	122,700
Receivables, intercompany	—	—	—	—	—
Inventories	—	147,710	22,530	—	170,240
Deferred income taxes	—	23,730	570	—	24,300
Prepaid expenses and other current assets	—	5,640	1,300	—	6,940
Total current assets	—	275,650	52,430	—	328,080
Investments in subsidiaries	676,610	170,940	—	(847,550)	—
Property and equipment, net	—	109,210	57,680	—	166,890
Goodwill	—	415,640	113,490	—	529,130
Intangibles and other assets	12,010	247,020	18,820	(1,800)	276,050
Total assets	$688,620	$1,218,460	$242,420	$(849,350)	$1,300,150
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,350	$5,880	$—	$8,230
Accounts payable, trade	—	108,650	23,120	—	131,770
Accounts payable, intercompany	—	—	—	—	—
Accrued liabilities	12,720	56,270	8,310	—	77,300
Total current liabilities	12,720	167,270	37,310	—	217,300
Long-term debt	436,580	262,040	16,670	—	715,290
Deferred income taxes	—	75,420	15,640	(1,800)	89,260
Other long-term liabilities	—	37,120	1,860	—	38,980
Total liabilities	449,300	541,850	71,480	(1,800)	1,060,830
Total shareholders’ equity	239,320	676,610	170,940	(847,550)	239,320
Total liabilities and shareholders’ equity	$688,620	$1,218,460	$242,420	$(849,350)	$1,300,150

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$460	$3,140	$—	$3,600
Receivables, net	—	80,490	18,750	—	99,240
Receivables, intercompany	—	320	—	(320)	—
Inventories, net	—	145,140	20,220	—	165,360
Deferred income taxes	—	23,750	560	—	24,310
Prepaid expenses and other current assets	—	6,050	1,270	—	7,320
Assets of discontinued operations held for sale	—	11,770	—	—	11,770
Total current assets	—	267,980	43,940	(320)	311,600
Investments in subsidiaries	645,290	164,040	—	(809,330)	—
Property and equipment, net	—	109,780	55,420	—	165,200
Goodwill	—	417,150	112,580	—	529,730
Intangibles and other assets	25,950	249,230	19,600	(15,250)	279,530
Total assets	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,620	$6,080	$—	$9,700
Accounts payable, trade	—	81,860	18,210	—	100,070
Accounts payable, intercompany	—	—	320	(320)	—
Accrued liabilities	1,920	61,070	8,980	—	71,970
Liabilities of discontinued operations	—	23,530	—	—	23,530
Total current liabilities	1,920	170,080	33,590	(320)	205,270
Long-term debt	436,540	270,500	17,750	—	724,790
Deferred income taxes	—	89,030	16,160	(15,250)	89,940
Other long-term liabilities	—	33,280	—	—	33,280
Total liabilities	438,460	562,890	67,500	(15,570)	1,053,280
Total shareholders’ equity	232,780	645,290	164,040	(809,330)	232,780
Total liabilities and shareholders’ equity	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$242,100	$60,700	$(16,110)	$286,690
Cost of sales	—	(173,490)	(50,020)	16,110	(207,400)
Gross profit	—	68,610	10,680	—	79,290
Selling, general and administrative expenses	—	(40,340)	(5,440)	—	(45,780)
Loss on dispositions of property and equipment	—	(140)	(30)	—	(170)
Operating profit	—	28,130	5,210	—	33,340
Other income (expense), net:
Interest expense	(10,890)	(7,120)	(850)	—	(18,860)
Other, net	4,320	(5,480)	—	—	(1,160)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(6,570)	15,530	4,360	—	13,320
Income tax (expense) benefit	1,800	(5,420)	(1,310)	—	(4,930)
Equity in net income (loss) of subsidiaries	11,820	3,050	—	(14,870)	—
Income (loss) from continuing operations	7,050	13,160	3,050	(14,870)	8,390
Loss from discontinued operations	—	(1,340)	—	—	(1,340)
Net income (loss)	$7,050	$11,820	$3,050	$(14,870)	$7,050

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$241,970	$44,240	$(13,180)	$273,030
Cost of sales	—	(177,840)	(35,030)	13,180	(199,690)
Gross profit	—	64,130	9,210	—	73,340
Selling, general and administrative expenses	—	(39,320)	(5,180)	—	(44,500)
Loss on dispositions of property and equipment	—	(180)	—	—	(180)
Operating profit	—	24,630	4,030	—	28,660
Other income (expense), net:
Interest expense	(10,690)	(8,110)	(1,120)	—	(19,920)
Other, net	1,770	(2,800)	250	—	(780)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,920)	13,720	3,160	—	7,960
Income tax (expense) benefit	3,290	(5,070)	(1,240)	—	(3,020)
Equity in net income (loss) of subsidiaries	9,230	1,920	—	(11,150)	—
Income (loss) from continuing operations	3,600	10,570	1,920	(11,150)	4,940
Loss from discontinued operations	—	(1,340)	—	—	(1,340)
Net income (loss)	$3,600	$9,230	$1,920	$(11,150)	$3,600

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$4,680	$22,260	$—	$26,940
Cash Flows from Investing Activities:
Capital expenditures	—	(16,900)	(2,580)	—	(19,480)
Net proceeds from disposition of businesses and other assets	—	4,000	—	—	4,000
Net cash used for investing activities	—	(12,900)	(2,580)	—	(15,480)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(650)	(210)	—	(860)
Proceeds from borrowings on revolving credit facilities	—	142,230	1,920	—	144,150
Repayments of borrowings on revolving credit facilities	—	(151,300)	(3,150)	—	(154,450)
Intercompany transfers (to) from subsidiaries	—	17,860	(17,860)	—	—
Net cash provided by (used for) financing activities	—	8,140	(19,300)	—	(11,160)
Cash and Cash Equivalents:
Increase (decrease) for the period	—	(80)	380	—	300
At beginning of period	—	460	3,140	—	3,600
At end of period	$—	$380	$3,520	$—	$3,900

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activites	$—	$(1,450)	$12,460	$—	$11,010
Cash Flows from Investing Activities:
Capital expenditures	—	(4,280)	(1,010)	—	(5,290)
Net proceeds from disposition of businesses and other assets	—	640	—	—	640
Net cash used for investing activities	—	(3,640)	(1,010)	—	(4,650)
Cash Flows from Financing Activities:
Repayments of borrowings on credit facilities	—	(650)	(50)	—	(700)
Proceeds from borrowings on revolving credit facilities	—	167,710	—	—	167,710
Repayments of borrowings on revolving credit facilities	—	(175,390)	—	—	(175,390)
Intercompany transfers (to) from subsidiaries	—	12,170	(12,170)	—	—
Net cash provided by (used for) financing activities	—	3,840	(12,220)	—	(8,380)
Cash and Cash Equivalents:
Increase for the period	—	(1,250)	(770)	—	(2,020)
At beginning of period	—	250	3,480	—	3,730
At end of period	$—	$(1,000)	$2,710	$—	$1,710

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

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. We have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we have experienced delays in our ability to implement price increases, we generally recover such increased costs. Although we have not experienced disruptions in the supply of steel since 2005, we may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs however; such increased costs may adversely impact our earnings.

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

Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and FASB Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets” (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, to incent and compensate our management personnel, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net income	$7,050	$3,600
Income tax expense	4,980	2,170
Interest expense	18,860	19,920
Depreciation and amortization	9,840	9,930
Adjusted EBITDA, total company	$40,730	$35,620
Interest paid	(6,630)	(5,280)
Taxes paid	(2,260)	(4,930)
Loss on disposition of plant and equipment	380	100
Receivables sales and securitization, net	28,750	25,120
Net change in working capital and other, net	(34,030)	(39,620)
Cash flows provided by operating activities	$26,940	$11,010

The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Facility and business consolidation costs(a)	$110	$20
Business unit restructuring costs(b)	—	90
Acquisition integration costs(c)	—	290
	$110	$400

(a)           Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)          Includes principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)           Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations.

Segment Information and Supplemental Analysis

The following table summarizes financial information of continuing operations for our five business segments for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
		As a Percentage		As a Percentage
	2007	of Net Sales	2006	of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$53,750	18.8%	$51,100	18.7%
Energy Products	41,580	14.5%	39,950	14.6%
Industrial Specialties	52,840	18.4%	44,440	16.3%
RV & Trailer Products	53,410	18.6%	55,860	20.5%
Recreational Accessories	85,110	29.7%	81,680	29.9%
Total	$286,690	100.0%	$273,030	100.0%
Gross Profit:
Packaging Systems	$16,240	30.2%	$14,500	28.4%
Energy Products	12,620	30.4%	12,190	30.5%
Industrial Specialties	16,740	31.7%	12,800	28.8%
RV & Trailer Products	12,510	23.4%	13,640	24.4%
Recreational Accessories	21,180	24.9%	20,210	24.7%
Total	$79,290	27.7%	$73,340	26.9%
Selling, General and Administrative:
Packaging Systems	$7,120	13.2%	$6,340	12.4%
Energy Products	6,200	14.9%	6,120	15.3%
Industrial Specialties	4,460	8.4%	4,320	9.7%
RV & Trailer Products	6,000	11.2%	5,420	9.7%
Recreational Accessories	16,060	18.9%	16,040	19.6%
Corporate expenses and management fees	5,940	N/A	6,260	N/A
Total	$45,780	16.0%	$44,500	16.3%
Operating Profit:
Packaging Systems	$9,000	16.7%	$8,190	16.0%
Energy Products	6,410	15.4%	5,920	14.8%
Industrial Specialties	12,270	23.2%	8,410	18.9%
RV & Trailer Products	6,460	12.1%	8,260	14.8%
Recreational Accessories	5,140	6.0%	4,140	5.1%
Corporate expenses and management fees	(5,940)	N/A	(6,260)	N/A
Total	$33,340	11.6%	$28,660	10.5%

	Three Months Ended March 31,
		As a Percentage		As a Percentage
	2007	of Net Sales	2006	of Net Sales
	(dollars in thousands)
Adjusted EBITDA:
Packaging Systems	$12,290	22.9%	$11,740	23.0%
Energy Products	7,100	17.1%	6,540	16.4%
Industrial Specialties	13,250	25.1%	9,810	22.1%
RV & Trailer Products	8,520	16.0%	10,090	18.1%
Recreational Accessories	7,740	9.1%	6,870	8.4%
Corporate expenses and management fees	(6,880)	N/A	(7,250)	N/A
Subtotal from continuing operations	42,020	14.7%	37,800	13.8%
Discontinued operations	(1,290)	N/A	(2,180)	N/A
Total company	$40,730	14.2%	$35,620	13.0%

Results of Operations

The principal factors impacting us during the three months ended March 31, 2007 compared with the three months ended March 31, 2006, were:

•       continued economic expansion and a strong industrial economy which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments; and,

•       the continued impact of soft end-market demand and significant competitive pricing pressures within our Recreational Accessories and RV & Trailer Products segments;

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Overall, net sales increased $13.7 million, or approximately 5.0%, for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006. Of this increase, approximately $2.3 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems’ net sales increased $2.7 million, or approximately 5.3%, primarily as a result of an approximate 27% increase in our specialty dispensing and new product sales. Net sales within Energy Products increased $1.6 million, or approximately 4.0%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $8.4 million, or approximately 18.9%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products decreased $2.5 million, or approximately 4.5%, as this segment experienced reduced sales across all market channels, due principally to soft market demand and downward market pricing pressures. Recreational Accessories’ net sales increased $3.4 million to $85.1 million for the three months ended March 31, 2007, as compared to $81.7 million for the three months ended March 31, 2006, which was primarily as a result of new programs in our retail channel, partially offset by continued soft demand in our installer and distributor customer groups.

Gross profit margin (gross profit as a percentage of sales) approximated 27.7% and 26.9% for the three months ended March 31, 2007 and 2006, respectively. Packaging Systems’ gross profit margin increased to 30.2% for the three months ended March 31, 2007, from 28.4% for the three months ended March 31, 2006, as this segment’s margin benefited primarily from higher sales volumes between years and improved material margins. Energy Products’ gross profit margin remained relatively flat at 30.4% for the three months ended March 31, 2007, compared to 30.5% for the three months ended March 31, 2006. Gross profit margin within Industrial Specialties increased to 31.7% for the three months ended March 31, 2007, from 28.8% in the three months ended March 31, 2006, due principally to the increase in sales levels year-over-year and a more favorable product sales mix in the first quarter of 2007. RV & Trailer Products’ gross profit margin decreased to 23.4% for the three months ended March 31, 2007, from 24.4% for the three months ended March 31, 2006, due to competitive market pricing pressures and inefficiencies related to our Australian operation’s planned closure of one facility and start-up of the new facility in Thailand. Recreational Accessories’ gross profit margin increased to 24.9% for the three months ended March 31, 2007, from 24.7% for the three months ended March 31, 2006, due primarily to the increased sales volume.

Operating profit margin (operating profit as a percentage of sales) approximated 11.6% and 10.5% for the three months ended March 31, 2007 and 2006, respectively. Operating profit increased $4.6 million, or 16.1%, to $33.3 million for the quarter ended March 31, 2007, from $28.7 million for the quarter ended March 31, 2006. Packaging Systems’ operating profit margin was 16.7% and 16.0% in the three months ended March 31, 2007 and 2006, respectively. Operating profit increased $0.8 million, or approximately 9.8%, for the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, due to margin earned on higher sales levels between years and improved material margin and other operational improvements. Energy Products’ operating profit margin was 15.4% and 14.8% for the three months ended March 31, 2007 and 2006, respectively. Operating profit increased $0.5 million, or approximately 8.4%, for the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, due primarily to increased sales levels in our specialty gasket business. Industrial Specialties’ operating profit margin was 23.2% and 18.9% for the three months ended March 31, 2007 and 2006, respectively. Operating profit increased $3.9 million, or approximately 46.4%, for the three months ended March 31, 2007 as compared with the three months ended March 31, 2006, due primarily to increased margins due to higher sales levels between years and a more favorable product sales mix. RV & Trailer Products’ operating profit margin declined to 12.1% for the quarter ended March 31, 2007, from 14.8% for the quarter ended March 31, 2006. Operating profit decreased $1.8 million in the three months ended March 31, 2007, as compared with the three months ended March 31, 2006, due primarily to the sales volume decline between years and the inefficiencies in our Australian operations due to the planned closure of one facility and start-up of the new facility in Thailand. Recreational Accessories’ operating profit margin was 6.0% and 5.1% in the three months ended March 31, 2007 and 2006, respectively. Operating profit increased $1.0 million in the three months ended March 31, 2007, compared with the three months ended March 31, 2006, primarily due to the increased sales volume.

Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.7% and 13.8% for the three months ended March 31, 2007 and 2006, respectively. Adjusted EBITDA increased $4.2 million for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, which is consistent with the improvement in operating profit between years.

Packaging Systems.   Net sales increased $2.7 million, or 5.3%, to $53.8 million for the quarter ended March 31, 2007, as compared to $51.1 million for the quarter ended March 31, 2006. The increase in sales is primarily due to approximately $1.3 million of favorable currency exchange as our reported results in U.S dollars were positively impacted as a result of stronger foreign currencies, and $1.6 million of higher sales of our specialty dispensing products and new product introductions. Sales of our specialty tapes, laminates and insulation products remained essentially flat while sales of our industrial closures, rings and levers decreased approximately $0.3 million.

Packaging Systems’ gross profit increased approximately $1.7 million to $16.2 million, or 30.2% of sales, for the three months ended March 31, 2007, as compared to $14.5 million, or 28.4% of sales, for the three months ended March 31, 2006. Of the increase in gross profit between years, approximately $0.8 million is attributed to increased sales levels and approximately $0.9 million is attributed to higher material margins and other operating improvements.

Packaging Systems’ selling, general and administrative costs increased approximately $0.8 million to $7.1 million, or 13.2% of sales, for the three months ended March 31, 2007, as compared to $6.3 million, or

12.4% of sales, for the three months ended March 31, 2006, primarily as a result of increased selling costs associated with sales growth initiatives.

Packaging Systems’ operating profit increased $0.8 million to $9.0 million, or 16.7% of sales, for the three months ended March 31, 2007, as compared to $8.2 million, or 16.0% of sales, for the three months ended March 31, 2006, due primarily to higher sales levels between years, improved material margins and other operational improvements, which were partially offset by increased selling costs related to our sales growth initiatives.

Packaging Systems’ Adjusted EBITDA increased $0.6 million to $12.3 million, or 22.9% of sales, for the three months ended March 31, 2007, from $11.7 million, or 23.0% of sales, for the three months ended March 31, 2006, which is consistent with the improvement in operating profit between years.

Energy Products.   Net sales for the quarter ended March 31, 2007 increased $1.6 million, or 4.0%, to $41.6 million, compared to $40.0 million for the quarter ended March 31, 2006. Sales of specialty gaskets and related fastening hardware increased $3.0 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries, incremental business with existing customers and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased $1.4 million in the first quarter of 2007, as compared to the first quarter of 2006, primarily due to the impact of lower commodity prices in the first quarter of 2007, and the resultant reductions in drilling activity, primarily by our Canadian customers.

Gross profit within Energy Products increased $0.4 million to $12.6 million, or 30.4% of sales, in the three months ended March 31, 2007, from $12.2 million, or 30.5% of sales, in the three months ended March 31, 2006. The increase in sales levels between years resulted in approximately $0.5 million in improved gross profit. In addition, an increase of approximately $0.2 million is attributed to a more profitable mix in our engine business, as engines comprised a lower percentage of sales relative to replacement parts and chemical pumps. These improvements were partially offset by $0.3 million of higher wage, benefit and launch costs related to new products in our engine business.

Selling, general and administrative expenses within Energy Products increased $0.1 million to $6.2 million, or 14.9% of net sales in the three monts ended March 31, 2007, from $6.1 million, or 15.3% of net sales, in the first three months of 2006. Of the increase, approximately $0.4 million relates to increased compensation and commission expenses, which were partially offset by a decrease of $0.3 million in asbestos litigation defense costs in our specialty gasket business relative to the first quarter of 2006.

Overall, operating profit within Energy Products increased $0.5 million to $6.4 million, or 15.4% of sales in the three months ended March 31, 2007, from $5.9 million, or 14.8% of sales, in the three months ended March 31, 2006, due principally to higher sales levels in our specialty gasket business.

Energy Products’ Adjusted EBITDA increased $0.6 million to $7.1 million, or 17.1% of sales, for the quarter ended March 31, 2007, from $6.5 million, or 16.4% of sales, for the quarter ended March 31, 2006, which is consistent with the improvement in operating profit between years.

Industrial Specialties.   Net sales during the three months ended March 31, 2007 increased $8.4 million, or approximately 18.9%, to $52.8 million, from $44.4 million in the three months ended March 31, 2006. Net sales in the three months ended March 31, 2007 increased 22.0% in our aerospace fastener business, as we continued to experience strong market demand, 28.2% in our industrial cylinders business, as demand for the new ISO cylinder continued to increase, 31.8% in our defense business, as our customers’ built-up their inventory of cartridge cases in advance of the base closure and relocation slated for 2009, and 1.3% in our precision cutting tools business, as compared to the three months ended March 31, 2006. Sales within our specialty fittings business declined approximately 15.3% in the first quarter 2007 compared to first quarter 2006 due to softening market demand.

Gross profit within Industrial Specialties increased $3.9 million to $16.7 million, or 31.7% of sales, for the three months ended March 31, 2007, as compared to $12.8 million, or 28.8% of sales, for the three months ended March 31, 2006. Of the increase in gross profit, approximately $2.4 million is attributed to the sales level increase between years. The remainder of the increase is attributable to more favorable product mix and operational improvements, primarily in our aerospace fasteners business.

Selling, general and administrative expenses increased $0.2 million to $4.5 million, or 8.4% of sales, in the three months ended March 31, 2007, as compared to $4.3 million, or 9.7% of sales, in the three months ended March 31, 2006, as this segment was able to keep its selling, general and administrative expenses relatively flat even with increases in sales.

Operating profit for the three months ended March 31, 2007 increased $3.9 million to $12.3 million, or 23.2% of sales, as compared to $8.4 million, or 18.9% of sales, for the three months ended March 31, 2006, due primarily to higher sales levels between years, an increasingly favorable product mix and operational improvements in our aerospace fasteners business in the first quarter of 2007 compared to the first quarter of 2006.

Industrial Specialties’ Adjusted EBITDA increased $3.4 million to $13.2 million, or 25.1% of sales, for the three months ended March 31, 2007, from $9.8 million, or 22.1% of sales, for the three months ended March 31, 2006, consistent with the improvement in operating profit between years.

RV & Trailer Products.   Net sales decreased $2.5 million to $53.4 million for the three months ended March 31, 2007, as compared to $55.9 million for the three months ended March 31, 2006. Net sales were favorably impacted by approximately $1.1 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. However, this increase was more than offset by declines in the first quarter 2007 sales compared to first quarter 2006 due to continued soft demand in certain end-markets and pricing pressure across all market channels.

RV & Trailer Products’ gross profit decreased $1.1 million to $12.5 million, or 23.4% of sales, for the three months ended March 31, 2007, from approximately $13.6 million, or 24.4% of sales, in the three months ended March 31, 2006. Of the decline in gross profit between years, $0.6 million is attributed to the decline in sales between periods. The remaining decrease in gross profit is due to slightly lower material margins resulting from continued pricing pressures, inefficiencies and duplication of costs in our Australian operations associated with the planned closure of one Australian facility and a corresponding increase in volume in our new Thailand facility and a less favorable sales mix in our Australian business.

Selling, general and administrative expenses increased $0.6 million to $6.0 million, or 11.2% of sales, in the three months ended March 31, 2007, as compared to $5.4 million, or 9.7% of sales, in the three months ended March 31, 2006, due primarily to increases in sales-related support activities associated with the start-up of our new Thailand facility.

RV & Trailer Products’ operating profit declined $1.8 million, to approximately $6.5 million, or 12.1% of sales, in the three months ended March 31, 2007, from $8.3 million, or 14.8% of net sales, in the three months ended March 31, 2006. The decline in operating profit between years is primarily due to the sales volume decline, lower material margins as a result of commodity cost increases and competitive pricing pressures and the aforementioned inefficiencies in our Australian operations.

RV & Trailer Products’ Adjusted EBITDA decreased $1.6 million to $8.5 million, or 16.0% of sales, for the three months ended March 31, 2007, from $10.1million, or 18.1% of sales, for the three months ended March 31, 2006, consistent with the decline in operating profit between years.

Recreational Accessories.   Recreational Accessories’ net sales increased $3.4 million to $85.1 million for the three months ended March 31, 2007, from $81.7 million in the three months ended March 31, 2006, due primarily to sales of approximately $5.6 million associated with new programs in our retail business, partially offset by reduced sales in our installer and distributor customer groups due to the continued softening of end-customer markets within these customer groups. Net sales in the three months ended March 31, 2007 were also negatively impacted by approximately $0.1 million due to currency exchange as our reported results in U.S. dollars were lower due to a weaker Canadian dollar.

Recreational Accessories’ gross profit margin increased to 24.9% for the three months ended March 31, 2007, from 24.7% for the three months ended March 31, 2006. The net change in gross profit between years of $1.0 million is primarily attributed to the increase in sales volume.

Recreational Accessories’ selling, general and administrative expenses remained approximately flat at $16.1 million for the three months ended March 31, 2007, versus $16.0 million in the three months ended March 31, 2006. As a percentage of sales, selling, general and administrative expenses were 18.9% in the first quarter of 2007, versus 19.6% in the first quarter of 2006. In the quarter ended March 31, 2007, promotional expenses in our retail business increased by approximately $0.9 million as a result of our stock-lift of our competitors’ products from certain of our customers’ stores. This increase between years was principally offset by reductions in selling and distribution expenses in our towing business in the first quarter of 2007 as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales in the installer and distributor customer groups.

Recreational Accessories’ operating profit increased $1.0 million to approximately $5.1 million, or 6.0% of sales, in the three months ended March 31, 2007, from $4.1 million, or 5.1% of sales, in the three months ended March 31, 2006. The improvement in operating profit between years is primarily the result of increased sales volume.

Recreational Accessories’ Adjusted EBITDA increased $0.9 million to $7.7 million, or 9.1% of sales, for the three months ended March 31, 2007, from $6.8 million, or 8.4% of sales, for the three months ended March 31, 2006, consistent with the improvement in operating profit between years.

Corporate Expenses and Management Fees.   Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended
	March 31,
	2007	2006
	(in millions)
Corporate operating expenses	$2.6	$2.8
Employee costs and related benefits	2.3	2.4
Management fees and expenses	1.0	1.1
Corporate expenses and management fees—operating profit	$5.9	$6.3
Receivables sales and securitization expenses	1.0	1.1
Depreciation	—	(0.1)
Corporate expenses and management fees—Adjusted EBITDA	$6.9	$7.3

Corporate expenses and management fees decreased approximately $0.4 million to $5.9 million for the three months ended March 31, 2007, from $6.3 million for the three months ended March 31, 2006. The decrease between years is primarily attributed to overall modest reductions in corporate operating expenses, employee costs and management fee expenses.

Interest Expense.   Interest expense decreased approximately $1.0 million to $18.9 million for the three months ended March 31, 2007, as compared to $19.9 million for the three months ended March 31, 2006. The decrease is primarily the result of a decrease in our weighted average interest rate on variable rate borrowings to approximately 8.0% during the first quarter 2007 from approximately 8.1% during the first quarter of 2006, and a reduction in weighted average variable rate borrowings from approximately $334.6 million in the first quarter of 2006 to approximately $330.6 million in the first quarter of 2007.

Other Expense, Net.   Other expense, net increased approximately $0.4 million to $1.2 million for the three months ended March 31, 2007, from $0.8 million for the three months ended March 31, 2006. In the first quarter of 2007, we incurred approximately $1.3 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, and experienced no significant currency gains or losses on transactions denominated in foreign currencies. In the first quarter of 2006, we incurred approximately $1.1 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, which were partially offset by gains on transactions denominated in foreign currencies of approximately $0.3 million.

Income Taxes.   The effective income tax rates for the three months ended March 31, 2007 and 2006 were 37% and 38%, respectively.

Discontinued Operations.   The results of discontinued operations consists of net activity at our Frankfort, Indiana industrial fastening business through February 2007, when the sale of this business was completed. See Note 2, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the three months ended March 31, 2007 was approximately $26.9 million as compared to cash provided by operations of $11.0 million for the three months ended March 31, 2006. The improvement between years is primarily the result of improved working capital management during the first quarter of 2007, principally higher levels of accounts payable and accrued liabilities, partially offset by higher receivables levels, which are consistent with the increased levels of sales in the first quarter of 2007 as compared to the first quarter of 2006.

Net cash used for investing activities for the three months ended March 31, 2007 was approximately $15.5 million as compared to $4.7 million for the three months ended March 31, 2006. During the first quarter of 2007, capital expenditures were $14.2 million greater than the first quarter of 2006, due primarily to the reacquisition of $12.9 million of equipment subject to an operating lease in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was included in discontinued operations and sold in February 2007. In addition, we generated cash proceeds of $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007, as compared to net proceeds on the sales of fixed assets in the first quarter of 2006 of approximately $0.6 million.

Net cash used for financing activities was $11.1 million and $8.4 million for the three months ended March 31, 2007 and 2006, respectively. The amounts in both periods represent repayment of borrowings under our existing credit facilities.

Our Debt and Other Commitments

Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility, of which $258.7 million was outstanding at March 31, 2007. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement’s financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.65 to 1.00 for January 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 5.06 to 1.00 at March 31, 2007 and we were in compliance with our covenants as of that date.

The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on March 31, 2007, for the twelve month period ended March 31, 2007.

		Less:	Add:
	Year Ended	Three Months	Three Months	Twelve Months
	December 31,	Ended March 31,	Ended March 31,	Ended March 31,
	2006	2006	2007	2007
	(dollars in thousands)
Net income (loss), as reported	$(128,910)	$3,600	$7,050	$(125,460)
Bank stipulated adjustments:
Interest expense, net (as defined)	79,060	19,920	18,860	78,000
Income tax expense (benefit)(1)	(6,520)	2,170	4,980	(3,710)
Depreciation and amortization	38,740	9,930	9,840	38,650
Extraordinary non-cash charges(2)	132,260	—	—	132,260
Heartland monitoring fee and expenses(3)	4,050	1,050	1,000	4,000
Interest equivalent costs(4)	4,760	1,200	910	4,470
Non-cash expenses related to stock option grants(5)	1,350	420	70	1,000
Non-recurring expenses in connection with acquisition integration(6)	970	290	—	680
Other non-cash expenses or losses	2,510	1,160	1,000	2,350
Non-recurring expenses or costs for cost savings projects(7)	880	180	110	810
Discontinued operations(8)	10,000	2,190	2,190 (9)	10,000
Debt extinguishment costs(10)	8,610	—	—	8,610
Consolidated Bank EBITDA, as defined	$147,760	$42,110	$46,010	$151,660

	March 31, 2007
	(dollars in
	thousands)
Total long-term debt	$723,520
Aggregate funding under the receivables securitization facility	44,420
Total Consolidated Indebtedness, as defined	$767,940
Consolidated Bank EBITDA, as defined	$151,660
Actual leverage ratio	5.06	x
Covenant requirement	5.65	x

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

       (9) Actual amount reported for the three months ended March 31, 2007 was $1,340,000. However, as we incurred more than $10 million in losses from discontinued operations in the last twelve months, we have loss carryforwards available to continue to receive a $10 million benefit from discontinued operation losses.

(10) Write-off of debt issue costs in connection with refinancing of our senior credit facilities.

Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $0.5 million outstanding at March 31, 2007) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.6 million outstanding at March 31, 2007) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $16.4 million outstanding at March 31, 2007) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of March 31, 2007, total borrowings in the amount of $22.5 million were outstanding under these arrangements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2007, we had $44.4 million utilized under our accounts receivable facility and $8.8 million of available funding based on eligible receivables and after consideration of leverage restrictions. At March 31, 2007, we also had $5.6 million outstanding under our revolving credit facility and had an additional $108.7 million potentially available after giving effect to approximately $35.7 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At March 31, 2007, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $88.9 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states’ requirements to self-insure workers’ compensation claims, including incurred but not reported claims.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8, “Long-term Debt,” to the accompanying consolidated financial statements as of March 31, 2007. Based on amounts outstanding at March 31, 2007, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense  for continuing operations related thereto approximates $20.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (“TSPC”). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At March 31, 2007, we had $44.4 million utilized and $8.8 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The facility expires on December 31, 2007. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our available liquidity capacity.

Unresolved SEC Staff Comments

The Company has received comment letters from the Staff of the Securities and Exchange Commission (“SEC”) in connection with the Staff’s review of our Registration Statement on Form S-1 (File No. 333-136263) and subsequent amendments No. 1 through No. 4 thereto. The Company has responded to and addressed such comments. While awaiting final resolution with the Staff, the Company believes that the information and disclosures presented herein will resolve all open matters.

Impact of New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157). “Fair Value Measurements,” which defines fair values, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. This Statement applies when other accounting pronouncements require or permit fair value measurements. SFAS No. 157 is required to be adopted for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No 157 on our consolidated financial statements.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2006 audited financial statements included in our annual report filed on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million at March 31, 2007. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

Depreciation and Amortization.   Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: buildings and buildings/land improvements, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years. See further discussion under “Goodwill and Other Intangibles” below.

Impairment of Long-Lived Assets.   In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews, on a quarterly basis, the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

Goodwill and Other Intangibles.   We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management’s operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. At December 31, 2006, fair values of our reporting units were determined based upon the expected future cash flows discounted at our weighted average costs of capital ranging from 10.5% to 11.6% and estimated residual growth rates ranging from 3% to 7%. Our estimates of expected future cash flows are affected by future operating performance, as well as general economic conditions, costs of raw materials and other factors which are beyond the Company’s control.

In connection with our review of other long-lived assets, we review definite-lived intangible assets on a quarterly basis, or more frequently if events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors considered by management in performing these assessments include current operating results, business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. Customer relationship intangibles are amortized over periods ranging from 6 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years. Future changes in our business or the markets for our products could result in reductions in remaining useful lives for customer relationship intangibles and other definite lived intangible assets, or in impairments of other intangible assets that might be required to be recorded in future periods.

Pension and Postretirement Benefits Other than Pensions.   We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 87 (SFAS No. 87), “Employer’s Accounting for Pensions,” No. 88 (SFAS No. 88), “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Plans and for Terminated Benefits,” No. 106 (SFAS No. 106), “Employer’s Accounting for Postretirement Benefits Other Than Pension,” No. 132 (SFAS No. 132), “Employer’s Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106” and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R).” Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition in the income statement of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

Income Taxes.   Income taxes are accounted for using the provisions of FASB Statement of Financial Accounting Standards No. 109, (SFAS No. 109), “Accounting for Income Taxes,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate, measurement and recognition of tax benefits, and the tax bases of assets and liabilities reflect management’s judgments and estimates based on then-current facts. We believe the current assumptions and other considerations used to estimate the current year effective tax rate, measurement and recognition of tax benefits and deferred tax positions recorded are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, “Long-term Debt,” in the notes to the consolidated financial statements for additional information.

Item 4.                        Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of disclosure controls and procedures

As of March 31, 2007, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2007, we were a party to approximately 1,650 pending cases involving an aggregate of approximately 10,229 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Three months ended March 31, 2007	10,551	125	417	30	$20,958	$1,258,145

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 10,229 claims pending at March 31, 2007, 156 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 128 of the 156 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 28 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 135 of the 156 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 128 of the 156 claims sought between $1.0 million and $2.5 million and 28 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $4.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

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

10.7(n)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(h)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.10(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.11(m)	Amendment No. 1 to Corporate Services Agreement dated January 1, 2003.
10.12(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.

10.13(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.14(b)**

Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.

10.15(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.16 (e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.17(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.24).
10.18(p)	Form of Stock Option Agreement.
10.19(a)*	Annual Value Creation Program.
10.20(a)*	Form of Indemnification Agreement.
10.21(j)	Separation and Consulting Agreement dated as of May 20, 2005.
10.22(l)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.23(l)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.24(n)	First Amendment to Advisory Agreement dated as of November 1, 2006, between Heartland Industrial Group, LLC and TriMas Corporation.
10.25(n)	Second Amendment to Advisory Agreement, dated as of November 1, 2006, between Heartland Industrial Group, LLC and TriMas Corporation.
10.26(n)	Management Rights Agreement.
10.27(0)	Executive Severance/Change of Control Policy.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(m)                   Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on May 14, 2003.

(n)                       Incorporated by reference to the Exhibits filed with our Amendment No. 3 to our Registration Statement on Form S-1 filed on January 18, 2007 (File No. 333-136263).

(o)                       Incorporated by reference to the Exhibits filed with our Form 8-K filed November 22, 2006 (File No. 333-100351).

(p)                       Incorporated by reference to the Exhibits filed with our Form 10-Q filed on November 12, 2003 (File No. 333-100351).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: May 1, 2007	By:	/s/ E.R. AUTRY
E.R. Autry
Chief Financial Officer and Chief Accounting Officer