Form 10-K/A
period 2006-12-31
TRIMAS CORP
filed 2007-05-02
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K/A

Amendment No. 1

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

 Explanatory Note

        We are filing this Amendment No. 1 on Form 10-K/A ("Amendment") to amend and restate Item 11, "Executive Compensation," that was included in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We are restating Item 11 in connection with our responses to comments from the Staff of the Securities and Exchange Commission ("Staff") in the course of its review of our registration statement filed on Form S-1. This amendment restates portions of our Compensation Discussion and Analysis to expand disclosure of topics noted by the Staff, including our benchmarking process, targets relating to our Annual Value Creation Plan and our Chief Executive Officer's compensation.

        For the convenience of the reader, this Amendment sets forth the entire Form 10-K for the fiscal year ended December 31, 2006. However, this Amendment amends and restates only Item 11 of the Form 10-K. The other Items are not being amended.

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

        On at least an annual basis, our Chief Executive Officer, Chief Financial Officer and vice president of human resources present a compensation recommendation to our Compensation Committee for their ultimate consideration and approval. When assessing the proposed compensation levels for any individual, the Compensation Committee considers, among other things (i) the individual's training and prior experience, (ii) the compensation a similarly situated executive might receive at peer companies and within our company, (iii) the demand for individuals with similar training and experience, (iv) performance goals and other expectations for the position and (v) the individual's level of responsibility.

Benchmarking

        When selecting companies to include in our benchmark group, we focus on (i) similarities to our industry, business and operations and (ii) similarity to our size. Accordingly, our benchmark group is comprised of 20 entities that, like us, are U.S.-based companies engaged primarily in manufacturing diversified products. Also, like us, these companies are organized as parent companies with various direct and indirect operating subsidiaries. When determining our benchmark group, we use gross revenue as a proxy for company size, selecting entities with fiscal year 2005 revenues of between $355.0 million and $12.9 billion. The median revenue of our benchmark group is approximately $2.2 billion and the mean revenue is approximately $3.3 billion (our 2006 revenue was approximately $1.0 billion). Similar to us, base salary and cash bonuses represent significant aspects of the compensation paid to the named executive officers of the companies in our benchmark group. Also similar to us, 80% of the companies in our benchmark group offered some form of non-cash long term compensation to their named executive officers. The mean total compensation received by the Chief Executive Officers (or similarly titled employees) of the companies in our benchmark group in 2005 was approximately $4.6 million (Mr. Beard received approximately $2.1 million in total compensation from us in 2006). The mean total compensation received by the other named executive officers within our benchmark group in 2005 was approximately $1.2 million (our other named executive officers received, on average, approximately $0.7 million in 2006). All data relied upon with respect to our benchmark group is based upon SEC filings for the year ended December 31, 2005. Our benchmark group includes the following companies: Allegheny Technologies Incorporated, Ametek, Inc., Carlisle Companies Incorporated, Crane Co., Danaher Corporation, Donaldson Company, Inc., Dover Corporation, Dura Automotive Systems, Inc., GenCorp Inc., Graco, Inc., Greif, Inc., Harsco Corporation, IDEX Corporation, Illinois Tool Works Inc., Kaydon Corporation, Parker-Hannifin Corporation, Roper Industries, Inc., Sequa Corporation, Teleflex Incorporated and Trinity Industries, Inc.

Compensation Components

        The material elements of our executive compensation package are as follows:

        Base Salary.    Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should generally be competitive with the salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. Consistent with our policy of setting compensation levels that reflect, among other things, an executive's level of responsibility, our Chief Executive Officer's salary and total compensation reflect the scope of his responsibilities and the benchmark compensation data that we evaluate. We believe that providing competitive salaries allows us to attract and retain talented executives. An executive's base salary is also evaluated together with other components of the executive's other compensation to ensure that the executive's total compensation is in line with our overall compensation philosophy.

        Base salaries are reviewed annually and adjusted from time to time to realign with market levels after taking into consideration individual responsibilities, performance and experience.

        Annual Value Creation Plan.    We offer our executive officers cash compensation through our Annual Value Creation Plan to provide them with incentives to achieve specified corporate and personal performance targets. Other employees are selected to participate in the Annual Value Creation Plan based on their ability to significantly impact our annual operating success. We adopted the Annual Value Creation Plan at the time of our separation from Metaldyne in June 2002 with the intent to provide an additional cash element of our annual compensation program to more closely track the compensation program of our peers. We structured the Annual Value Creation Plan so that it is taxable to our executive officers at the time payments are made to them. We currently intend that all cash compensation will be tax deductible for us.

        Our Chief Executive Officer, Chief Financial Officer and vice president of human resources present to our Compensation Committee for their ultimate approval recommended corporate and personal performance targets for each plan participant. In recommending and approving the performance objectives, our executives and Compensation Committee, respectively include and consider performance targets that are viewed as reasonably achievable and others that are viewed as more of a challenge to achieve. The intent is to provide a balance between the two to ensure that our executive officers are properly incented throughout the year. Our corporate performance objective for fiscal year 2006 was achieving internally budgeted amounts of Annual Value Creation Plan Adjusted EBITDA, which is Adjusted EBITDA, as defined elsewhere in this prospectus, with additional adjustments for lease expense on sale-leaseback transactions, other income (expense), gains (losses) on fixed asset sales and certain non-recurring charges. We have determined that these additional adjustments are important to consider in the context of determining compensation. For corporate level executives, corporate performance objectives are based on our performance as a whole, while for Group Presidents, we also assess performance at the relevant group level. Our Annual Value Creation Plan targets for fiscal year 2006 were to achieve 100% of internally budgeted Annual Value Creation Plan Adjusted EBITDA (approximately $177.5 milion in 2006) at the corporate level and across all groups. In general, each of the performance objectives set forth in the plans contains a specific weighting, expressed as a percentage of the maximum amount of incentive compensation to be received upon attainment of the objective or, in some cases, a dollar amount. The corporate performance objectives are more heavily weighted than the individual performance objectives. This reflects our belief that the largest portion of potential incentive compensation should be based on our overall success. For executive officers (except the Group Presidents), the weighting of performance objectives is based 75% on the attainment of our Annual Value Creation Plan Adjusted EBITDA objective and 25% on the attainment of their respective personal objectives. For Group Presidents, the weighting is based 25% on the attainment of our Annual Value Creation Plan Adjusted EBITDA objective, 50% on the attainment of the relevant group's Annual Value Creation Plan Adjusted EBITDA objective and 25% on the attainment of their respective personal objectives.

        Annual Value Creation Plan payments are calculated as a percentage of the participant's base salary with higher ranked executives being compensated at a higher percentage of base salary due to their greater levels of responsibility. If the prescribed performance targets are fully satisfied for the executive participants, the percentage of base salary to be awarded under the Annual Value Creation Plan is as follows: President and Chief Executive Officer—100%; Chief Financial Officer and Group Presidents—70%; and all other officers—50%. If the actual performance relevant to an executive participant's performance exceeds the prescribed performance targets, the executive participant's Annual Value Creation Plan earn-out can exceed the stated salary percentages. However, no payment will be made for any award component when actual performance for that component falls below 80% of the relevant objective and no Annual Value Creation Plan awards are paid if our Annual Value Creation Plan Adjusted EBITDA falls below 80% of the objective in a given year. Estimated payouts for the Annual Value Creation Plan are accrued quarterly and awards are paid within 90 days after the end of each fiscal year. The Annual Value Creation Plan is ultimately administered by our Compensation Committee, is consistent with our Compensation Committee's belief that a significant percentage of the compensation of the most senior members of our management should be performance based and is consistent with our policy of rewarding highly performing executives. See "—Grants of Plan Based Awards."

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

        In addition, we have established the Quarterly Pension Contribution Plan, which is a defined contribution plan available to all of our eligible salaried employees, including our named executive officers. The plan was established effective January 1, 2003. We make contributions to each participating employee's plan account at the end of each quarter with the contribution amount determined as a percentage of the employee's base pay. The percentage is based on the employee's age and ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 or over. Contributions made prior to January 1, 2007 vest 100% after five years of eligible employment.

Contributions made on and after January 1, 2007 vest 100% after three years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

  Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan:

        Under our Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan, certain of our executives and other key employees may receive retirement benefits in addition to those provided under our other retirement plans. Both plans are nonqualified, unfunded plans that were established effective January 1, 2003. Under our Supplemental Executive Retirement Plan, we make a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's base pay. The percentage is based on the employee's age on the date of original participation in the plan (6.0% for Mr. Brooks, 5.0% for Mr. Autry, and 4.0% for the other named executive officers). Contributions vest 100% after five years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

        Under our Compensation Limit Restoration Plan, we have undertaken to pay retirement benefits otherwise payable to certain individuals, including the named executive officers, under the terms of our qualified retirement plan but for the provisions of the Code limiting amounts payable under tax-qualified retirement plans. Contributions vest 100% after five years of eligible employment. Vesting in our contributions also occurs upon attainment of retirement age, death or disability.

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

        If we terminate the Chief Executive Officer's employment for any reason other than for cause, disability, or death, or if the Chief Executive Officer terminates his or her employment for good reason, we will provide the Chief Executive Officer with two years' annual base salary, Annual Value Creation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any Annual Value Creation Plan bonus payment that has been declared for the Chief Executive Officer but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date. Mr. Beard's termination based compensation is higher than that of other executive officers in the interest of keeping with our policy of compensating executive officers at levels that correspond with their levels of responsibility.

        If we terminate any Executive's (excluding the Chief Executive Officer) employment for any reason other than cause, disability, or death, or if the Executive terminates his or her employment for good reason, we will provide the Executive with one year annual base salary, Annual Value Creation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any Annual Value Creation Plan bonus payment that has been declared for the Executive but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.

        In the case of a qualifying termination of an Executive's (including the Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, we will provide the Executive with a lump sum equal to 36 months of his or her base salary rate in effect at the date of termination, a lump sum Annual Value Creation Plan bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any Annual Value Creation Plan payment that has been declared for the Executive but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date.

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

(2)
Annual Value Creation Plan payments are made in the year subsequent to which they were earned.

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

(1)
For Mr. Beard, amounts comprised of $59,200 under our nonqualified deferred compensation plans and $13,700 under our 401k and Quarterly Pension Contribution Plan; for Mr. Autry, amounts comprised of $24,800 under our nonqualified deferred compensation plans and $14,900 under our 401k and Quarterly Pension Contribution Plan; for Mr. Brooks, amounts comprised of $28,800 under our nonqualified deferred compensation plans and $20,100 under our 401k and Quarterly Pension Contribution Plan; for Mr. Schwartz, amounts comprised of $17,400 under our nonqualified deferred compensation plans and $11,600 under our 401k and Quarterly Pension Contribution Plan and for Mr. Sherbin, amounts comprised of $13,700 under our nonqualified deferred compensation plans and $8,000 under our 401k and the Quarterly Pension Contribution Plan. See "—Compensation Components—Retirement Savings Plan and Quarterly Pension Contribution Plan."

(2)
Derived from invoices received from the third-party provider of the aircraft for Mr. Beard's non-business air travel.

Grants of Plan-Based Awards:

        Annual Value Creation Plan payments are calculated as a percentage of the participant's base salary. If the prescribed performance targets are fully satisfied for the executive participants, the percentage of base salary to be awarded under the Annual Value Creation Plan is as follows: President and Chief Executive Officer—100%; Chief Financial Officer and Group Presidents—70%; and all other officers—50%. If the actual performance relevant to an executive participant's performance exceeds the prescribed performance targets, the executive participant's Annual Value Creation Plan earn-out can exceed the stated salary percentages. However, no payment will be made for any award component when actual performance for that component falls below 80% of the relevant objective and no Annual Value Creation Plan awards are paid if our Annual Value Creation Plan Adjusted EBITDA falls below 80% of the objective in a given year. The table below sets forth the estimated future Annual Value Creation Plan payments for each of our named executive officers based on their 2006 salaries.

        For 2006, we achieved Annual Vaule Creation Plan Adjusted EBITDA of $183.3 million, or 103.3% of our corporate performance objective, the Recreational Accessories and RV & Trailer Products groups achieved 71.9% of their combined group performance objective ($76.0 million target, $54.6 million actual) and the Packaging Systems group achieved 96.3% of its group performance objective ($52.6 million target, $50.7 million actual). Based on the discretion of the Compensation

Committee, Mr. Schwartz's Annual Value Creation Plan earn-out was weighted 75% on our overall performance and 25% on his personal performance.

Estimated Future Payouts Under Non-Equity
Incentive Plan Awards

	Threshold ($)	Target ($)	Maximum ($)
Grant H. Beard	437,500	875,000	2,100,000
E.R. Autry. Jr.	115,500	231,000	554,400
Lynn A. Brooks	122,500	245,000	588,000
Edward L. Schwartz	122,500	245,000	588,000
Joshua A. Sherbin	76,250	152,500	366,000

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

        If we terminate the Chief Executive Officer's employment for any reason other than for cause, disability, or death, or if the Chief Executive Officer terminates his or her employment for good reason, we will provide the Chief Executive Officer with two years' annual base salary, Annual Value Creation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any Annual Value Creation Plan bonus payment that has been declared for the Chief Executive Officer but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date.

        If we terminate any Executive's (excluding the Chief Executive Officer) employment for any reason other than cause, disability, or death, or if the Executive terminates his or her employment for good reason, we will provide the Executive with one year annual base salary, Annual Value Creation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any Annual Value Creation Plan bonus payment that has been declared for the Executive but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under our 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.

        In the case of a qualifying termination of an Executive's (including the Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, we will provide the Executive with a lump sum equal to 36 months of his or her base salary rate in effect at the date of termination, a lump sum Annual Value Creation Plan bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any Annual Value Creation Plan bonus payment that has been declared for the Executive but not paid, his or her pro-rated Annual Value Creation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date.

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

Nonqualified Deferred Compensation:

        The following table summarizes the activity in the nonqualified deferred compensation plans for our named executive officers:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year- End ($)(3)
Grant H. Beard	—	59,200	32,100	—	286,900
E.R. Autry, Jr.	—	24,800	1,700	—	40,700
Lynn A. Brooks	—	28,800	9,400	—	120,400
Edward L. Schwartz	—	17,400	6,500	—	65,400
Joshua A. Sherbin	—	13,700	2,400	—	23,400

(1)
Represents our contributions to the Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan. These contributions are included in the column titled "All Other Compensation" in the Summary Executive Compensation table and under "Company Contributions to Retirement and 401(k) Plans" in the supplemental table.

(2)
In addition to earnings on the Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan, the amount for Mr. Beard includes earnings attributable to his participation in the defined contribution component of the TriMas Corporation Benefit Restoration Plan.

(3)
Includes amounts previously reported as compensation to our executive officers for previous years as follows:

	2005	2004	2003
Grant H. Beard	$77,000	$54,100	$46,500
E.R. Autry, Jr.	22,100	—	—
Lynn A. Brooks	29,400	29,100	24,300
Edward L. Schwartz	16,800	15,100	11,700
Joshua A. Sherbin	10,900	—	—

        Contributions to the Supplemental Executive Retirement Plan and Compensation Limit Restoration Plan are invested in accordance with each named executive officer's directive based on the investment options in our retirement savings plan. Investment directives can be amended by the participant from time to time. Vested amounts contributed and related earnings are distributable at retirement or termination.

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

TRIMAS CORPORATION (Registrant)
DATE: May 2, 2007	BY:	/s/ GRANT H. BEARD
	Name:	Grant H. Beard
	Title:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GRANT H. BEARD Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	May 2, 2007
/s/ E.R. AUTRY E.R. Autry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 2, 2007
/s/ SAMUEL VALENTI Samuel Valenti III	Chairman of the Board of Directors	May 2, 2007
/s/ CHARLES E. BECKER
Charles E. Becker	Director	May 2, 2007
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	May 2, 2007
/s/ RICHARD M. GABRYS Richard M. Gabrys	Director	May 2, 2007
/s/ EUGENE A. MILLER Eugene A. Miller	Director	May 2, 2007
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	May 2, 2007

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

Explanatory Note
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