Form 10-Q
period 2007-06-30
TRIMAS CORP
filed 2007-08-03
CIK 842633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 3, 2007, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 33,409,500 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$2,720	$3,600
Receivables, net	114,420	99,240
Inventories, net	172,380	165,360
Deferred income taxes	24,310	24,310
Prepaid expenses and other current assets	6,540	7,320
Assets of discontinued operations held for sale	—	11,770
Total current assets	320,370	311,600
Property and equipment, net	186,380	165,200
Goodwill	527,500	529,730
Other intangibles, net	230,290	240,120
Other assets	36,190	39,410
Total assets	$1,300,730	$1,286,060
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$8,960	$9,700
Accounts payable	122,240	100,070
Accrued liabilities	68,650	71,970
Liabilities of discontinued operations	—	23,530
Total current liabilities	199,850	205,270
Long-term debt	613,010	724,790
Deferred income taxes	89,370	89,940
Other long-term liabilities	37,740	33,280
Total liabilities	939,970	1,053,280
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,409,500 and 20,759,500 shares at June 30, 2007 and December 31, 2006, respectively	330	210
Paid-in capital	525,530	399,070
Accumulated deficit	(211,480)	(215,220)
Accumulated other comprehensive income	46,380	48,720
Total shareholders’ equity	360,760	232,780
Total liabilities and shareholders’ equity	$1,300,730	$1,286,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	$290,830	$279,640	$577,520	$552,670
Cost of sales	(209,530)	(204,580)	(416,930)	(404,270)
Gross profit	81,300	75,060	160,590	148,400
Selling, general and administrative expenses	(45,670)	(44,180)	(91,450)	(88,680)
Advisory services agreement termination fee	(10,000)	—	(10,000)	—
Costs for early termination of operating leases	(4,230)	—	(4,230)	—
Gain (loss) on dispositions of property and equipment	300	80	130	(100)
Operating profit	21,700	30,960	55,040	59,620
Other expense, net:
Interest expense	(18,340)	(20,030)	(37,200)	(39,950)
Debt extinguishment costs	(7,440)	—	(7,440)	—
Other, net	(980)	(1,140)	(2,140)	(1,920)
Other expense, net	(26,760)	(21,170)	(46,780)	(41,870)
Income (loss) from continuing operations before income tax benefit (expense)	(5,060)	9,790	8,260	17,750
Income tax benefit (expense)	1,870	(3,250)	(3,060)	(6,280)
Income (loss) from continuing operations	(3,190)	6,540	5,200	11,470
Loss from discontinued operations, net of income tax benefit (expense)	—	(4,030)	(1,340)	(5,370)
Net income (loss)	$(3,190)	$2,510	$3,860	$6,100
Earnings (loss) per share—basic:
Continuing operations	$(0.12)	$0.32	$0.22	$0.57
Discontinued operations, net of income tax benefit (expense)	—	(0.20)	(0.06)	(0.27)
Net income (loss) per share	$(0.12)	$0.12	$0.16	$0.30
Weighted average common shares—basic	26,223,236	20,010,000	23,506,461	20,010,000
Earnings (loss) per share—diluted:
Continuing operations	$(0.12)	$0.31	$0.22	$0.55
Discontinued operations, net of income tax benefit (expense)	—	(0.19)	(0.06)	(0.26)
Net income (loss) per share	$(0.12)	$0.12	$0.16	$0.29
Weighted average common shares—diluted	26,223,236	20,760,000	23,506,461	20,760,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended
	June 30,
	2007	2006
Net income	$3,860	$6,100
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on dispositions of property and equipment	70	3,130
Depreciation	11,660	11,850
Amortization of intangible assets	7,800	8,290
Amortization of debt issue costs	3,970	2,710
Deferred income taxes	770	(450)
Non-cash compensation expense	120	830
Net proceeds from sale of receivables and receivables securitization	33,330	18,100
Increase in receivables	(48,230)	(31,810)
Increase in inventories	(7,850)	(7,070)
(Increase) decrease in prepaid expenses and other assets	2,630	(160)
Increase in accounts payable and accrued liabilities	16,500	6,220
Other, net	1,310	(400)
Net cash provided by operating activities	25,940	17,340
Cash Flows from Investing Activities:
Capital expenditures	(14,860)	(11,170)
Acquisition of leased assets	(29,960)	(3,140)
Net proceeds from disposition of businesses and other assets	5,850	930
Net cash used for investing activities	(38,970)	(13,380)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company’s initial public offering, net of issuance costs	126,460	—
Repayments of borrowings on senior credit facilities	(1,730)	(1,360)
Proceeds from borrowings on revolving credit facilities	248,370	375,990
Repayments of borrowings on revolving credit facilities	(260,950)	(380,920)
Retirement of senior subordinated notes	(100,000)	—
Net cash provided by (used for) financing activities	12,150	(6,290)
Cash and Cash Equivalents:
Decrease for the period	(880)	(2,330)
At beginning of period	3,600	3,730
At end of period	$2,720	$1,400
Supplemental disclosure of cash flow information:
Cash paid for interest	$34,510	$33,920
Cash paid for taxes	$5,010	$6,730

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders’ Equity
Six Months Ended June 30, 2007
(Unaudited—dollars in thousands)

				Accumulated
				Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Income	Total
Balances, December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780
Comprehensive income:
Net income	—	—	3,860	—	3,860
Amortization of defined benefit plan deferred loss (net of tax of $0.1 million) and recognition of postretirement benefit settlement gain (net of tax of $0.1 million) (Note 15)	—	—	—	50	50
Foreign currency translation	—	—	—	(160)	(160)
Total comprehensive income				(110)	3,750
Net proceeds from the Company’s initial public offering of common stock (Note 2)	120	126,340	—	—	126,460
Non-cash compensation expense	—	120	—	—	120
Cumulative impact of change in accounting for benefit plans (net of tax of $1.3 million) (Note 15)	—	—	—	(2,230)	(2,230)
Cumulative impact of change in accounting for uncertainties in income taxes (Note 4)	—	—	(120)	—	(120)
Balances, June 30, 2007	$330	$525,530	$(211,480)	$46,380	$360,760

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

During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fasteners business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Wood Dale and Lakewood operating locations were sold in December 2006. The Frankfort operating location was sold in February 2007. The industrial fastening business is presented as discontinued operations. See Note 3, “Discontinued Operations and Assets Held for Sale.”

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

2.                 Initial Public Offering

During the second quarter of 2007, the Company completed the sale of 12,650,000 shares of common stock to the public pursuant to an effective registration statement at a price of $11.00 per share. Gross proceeds from the common stock offering were $139.2 million. Net proceeds from the offering, after deducting underwriting discounts and commissions of $9.7 million and offering expenses of $3.0 million, totaled approximately $126.5 million. The net proceeds of $126.5 million, together with approximately $10.1 million of cash on hand and revolving credit borrowings, were utilized as follows (in thousands):

Retirement of senior subordinated notes	$100,000
Call premium associated with retirement of senior subordinated notes	4,940
Advisory services agreement termination fee	10,000
Early termination of operating leases and acquisition of underlying machinery and equipment	21,680
$136,620

In connection with the common stock offering and the use of proceeds therefrom, the Company incurred the following costs and expenses which are included in the Company’s statement of operations for the three and six months ended June 30, 2007 (in thousands):

Advisory services agreement termination fee	$10,000
Call premium associated with retirement of senior subordinated notes	4,940
Costs for early termination of operating leases	4,230
Non-cash write-off of deferred financing fees and accretion of unamortized discount and premium associated with retirement of senior subordinated notes	2,500
$21,670

3.                 Discontinued Operations and Assets Held for Sale

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Results of discontinued operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net sales	$—	$25,110	$6,550	$50,830
Loss from discontinued operations before income tax (expense) benefit	$—	$(6,840)	$(1,290)	$(9,030)
Income tax (expense) benefit	—	2,810	(50)	3,660
Loss from discontinued operations, net of income tax (expense) benefit	$—	$(4,030)	$(1,340)	$(5,370)

Assets and liabilities of discontinued operations held for sale are summarized as follows:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Receivables, net	$—	$7,750
Inventories, net	—	4,020
Total assets	$—	$11,770
Accounts payable	$—	$8,420
Accrued liabilities and other	—	15,110
Total liabilities	$—	$23,530

4.                 Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a net increase of $0.1 million to reserves for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of accumulated deficit. Including the impact of the cumulative effect adjustment, as of January 1, 2007, the Company had unrecognized tax benefits of approximately $5.4 million. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $0.8 million of accrued interest and penalties included in the reported amount of unrecognized tax benefits. Included in unrecognized tax benefits are $5.4 million of uncertain tax positions that would impact the effective tax rate if recognized. There have not been and there are no expected significant increases or decreases in the amounts of uncertain tax positions as of June 30, 2007.

As of June 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 through 2006, and to non-U.S. income tax examinations for tax years 2000 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006. There are currently two state and local income tax examinations in process. The Company does not believe that either of these in-process tax examinations will have significant impact on the Company’s tax positions or its effective tax rate.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5.                 Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2006	$186,680	$45,190	$62,720	$140,830	$94,310	$529,730
Adjustment to tax contingencies established in purchase accounting	—	—	—	(450)	(1,060)	(1,510)
Foreign currency translation and other	1,720	470	—	120	(3,030)	(720)
Balance, June 30, 2007	$188,400	$45,660	$62,720	$140,500	$90,220	$527,500

The gross carrying amounts and accumulated amortization of the Company’s other intangibles as of June 30, 2007 and December 31, 2006 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2007		As of December 31, 2006
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6 – 12 years	$26,500	$(16,870)	$26,500	$(15,900)
15 – 25 years	169,190	(44,600)	171,920	(40,730)
Total customer relationships	195,690	(61,470)	198,420	(56,630)
Technology and other:
1 – 15 years	26,070	(17,360)	26,010	(16,170)
17 – 30 years	40,430	(11,730)	40,180	(10,780)
Total technology and other	66,500	(29,090)	66,190	(26,950)
Trademark/Trade names (indefinite life)	62,950	(4,290)	63,400	(4,310)
	$325,140	$(94,850)	$328,010	$(87,890)

Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended June 30, 2007 and 2006, respectively, and $2.1 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.8 million and $3.2 million, and $5.7 million and $6.2 million for the three and six months ended June 30, 2007 and 2006, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6.                 Accounts Receivable Securitization

TriMas is party to a receivables securitization facility through TSPC, Inc. (TSPC), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company’s domestic business operations.

TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs, which amounted to a total of $1.1 million and $1.1 million, and $1.9 million and $2.0 million for the three and six months ended June 30, 2007 and 2006, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of June 30, 2007 and December 31, 2006, the Company’s funding under the facility was approximately $48.8 million and $19.6 million, respectively, with an additional $8.1 million and $29.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $48.4 million and $71.6 million at June 30, 2007 and December 31, 2006, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of June 30, 2007 and 2006, the financing costs were based on an average liquidation period of the portfolio of approximately 1.2 months and 1.3 months, respectively, and an average discount rate of 3.1% for both periods.

In the three and six months ended June 30, 2007 and 2006, the Company sold an undivided interest in approximately $4.1 million and $3.4 million, and $8.0 million and $6.2 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 1.9% and 2.4%, and 1.8% and 1.9%, respectively. Costs associated with these transactions were approximately $0.08 million and $0.08 million, and $0.14 million and $0.12 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

7.                 Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Finished goods	$104,040	$83,310
Work in process	26,780	23,070
Raw materials	41,560	58,980
Total inventories	$172,380	$165,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8.                 Property and Equipment, Net

Property and equipment consists of the following:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Land and land improvements	$5,350	$5,310
Buildings	46,950	45,130
Machinery and equipment	257,730	227,030
	310,030	277,470
Less: Accumulated depreciation	123,650	112,270
Property and equipment, net	$186,380	$165,200

Depreciation expense was $5.7 million and $6.0 million, and $11.7 million and $11.8 million for each of the three and six months ended June 30, 2007 and 2006, respectively.

9.                 Long-term Debt

The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
U.S. bank debt	$261,970	$274,060
Non-U.S. bank debt and other	23,110	23,890
9 7/8% subordinated notes, due June 2012	336,890	436,540
	621,970	734,490
Less: Current maturities, long-term debt	8,960	9,700
Long-term debt	$613,010	$724,790

U.S. Bank Debt

The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the “Credit Facility”). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company’s existing senior subordinated notes are still outstanding as of that date). The Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2007 and December 31, 2006, the Company had letters of credit of approximately $35.8 million and $45.0 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 8.12% and 8.22% at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, the Company had $3.9 million outstanding under its revolving credit facility and had an additional $110.3 million potentially available after giving effect to the $35.8 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

$118.4 million of borrowing capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company’s subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $682.7 million and $645.3 million at June 30, 2007 and December 31, 2006, respectively, are presented in the financial information in Note 16, “Supplemental Guarantor Condensed Consolidating Financial Information.” The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2007.

Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company’s senior subordinated notes are still outstanding at that time).

Non-U.S. bank debt

In the United Kingdom, the Company’s subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At June 30, 2007, the balance outstanding under this arrangement was $0.6 million at an interest rate of 6.70%.

In Italy, the Company’s subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At June 30, 2007, the balance outstanding under this agreement was $5.5 million at an interest rate of 4.67%.

In Australia, the Company’s subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At June 30, 2007, the balance outstanding under this agreement was $17.0 million at a weighted average interest rate of 6.8%.

Notes

During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), paying a $4.9 million call premium to effect the retirement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2007, the Company was in compliance with all such covenant requirements.

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

As of June 30, 2007, we were a party to approximately 1,648 pending cases involving an aggregate of approximately 9,810 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Six months ended June 30, 2007	10,551	287	951	77	$10,396	$2,649,341

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,810 claims

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

pending at June 30, 2007, 172 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 148 of the 172 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 24 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 153 of the 172 claims sought between $50,000 and $600,000 and 19 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 148 of the 172 claims sought between $1.0 million and $2.5 million and 24 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $4.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

11.          Related Parties

Metaldyne Corporation

On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company’s common stock that it owned on a pro rata basis to the holders of Metaldyne’s common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. The remaining contractual obligations to Metaldyne, which previously were classified as “Due to Metaldyne” on the Company’s balance sheets and were assumed in connection with the June 2002 common stock issuance and related financing transactions, are now classified as accrued liabilities in the accompanying consolidated balance sheet and were approximately $4.1 million at June 30, 2007.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Heartland Industrial Partners

In connection with the Company’s initial public offering of common stock in the second quarter of 2007, the Company paid Heartland Industrial Partners (“Heartland”) $10.0 million in exchange for its agreeing to a contractual settlement of its right to receive a $4.0 million annual fee paid under its advisory services agreement. However, subject to the approval on a case-by-case basis by the disinterested members of the Company’s Board of Directors, Heartland may continue to earn a fee not to exceed 1.0% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company. Heartland was paid $1.0 million and $2.1 million for the three and six month periods ended June 30, 2007, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2006, respectively, for such fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

Related Party Sales

The Company sold fastener products to Metaldyne in the amount of approximately $0 and $0.1 million for the three month ended June 30, 2007 and 2006, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.6 million and $3.6 million in the three and six months ended June 30, 2006, respectively. These amounts are included in results of discontinued operations. See Note 3, “Discontinued Operations and Assets Held for Sale.”

12.          Segment Information

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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

The Company’s management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment write-offs and non-cash losses on sale-leaseback of property and equipment.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net Sales
Packaging Systems	$56,700	$53,940	$110,450	$105,040
Energy Products	41,020	38,720	82,600	78,670
Industrial Specialties	56,010	47,070	108,850	91,510
RV & Trailer Products	53,070	51,480	106,480	107,340
Recreational Accessories	84,030	88,430	169,140	170,110
Total	$290,830	$279,640	$577,520	$552,670
Operating Profit
Packaging Systems	$10,820	$9,850	$19,820	$18,030
Energy Products	5,660	5,550	12,070	11,470
Industrial Specialties	12,640	9,860	24,910	18,270
RV & Trailer Products	6,010	6,380	12,470	14,650
Recreational Accessories	7,360	6,210	12,500	10,350
Corporate expenses and management fees	(20,790)	(6,890)	(26,730)	(13,150)
Total	$21,700	$30,960	$55,040	$59,620
Adjusted EBITDA
Packaging Systems	$14,100	$13,300	$26,390	$25,030
Energy Products	6,260	6,160	13,360	12,700
Industrial Specialties	13,810	11,120	27,060	20,930
RV & Trailer Products	7,840	8,310	16,360	18,400
Recreational Accessories	9,680	9,050	17,420	15,920
Corporate expenses and management fees	(21,350)	(7,900)	(28,230)	(15,150)
Subtotal from continuing operations	30,340	40,040	72,360	77,830
Discontinued operations	—	(6,830)	(1,290)	(9,020)
Total company	$30,340	$33,210	$71,070	$68,810

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following is a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income (loss)	$ (3,190)	$ 2,510	$ 3,860	$ 6,100
Income tax expense (benefit)	(1,870)	440	3,110	2,620
Interest expense	18,340	20,030	37,200	39,950
Debt extinguishment costs	7,440	—	7,440	—
Depreciation and amortization	9,620	10,230	19,460	20,140
Adjusted EBITDA, total company	$ 30,340	$ 33,210	$ 71,070	$ 68,810
Negative Adjusted EBITDA, discontinued operations	—	6,830	1,290	9,020
Adjusted EBITDA, continuing operations	$ 30,340	$ 40,040	$ 72,360	$ 77,830

13.          Stock Options and Awards

The TriMas Corporation 2002 Long Term Equity Incentive Plan (the “Plan”), provides for the issuance of equity-based incentives in various forms, of which a total of 2,222,000 stock options have been approved for issuance under the Plan. As of June 30, 2007, the Company has 2,011,268 stock options outstanding, each of which may be used to purchase one share of the Company’s common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering.

The Company accounts for these stock options under Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), “Share-Based Payment,” using the Modified Prospective Application (“MPA”) method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

The Company recognized stock-based compensation expense of $0.06 million and $0.1 million before income taxes for the three and six months ended June 30, 2007, respectively, and $0.4 million and $0.8 million before income taxes for the three and six months ended June 30, 2006, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations. The fair value of options which vested during the three and six months ended June 30, 2007 was $0.1 million and $0.4 million, respectively. The fair value of options which vested during the three and six months ended June 30, 2006 was $0.3 million and $0.4 million, respectively. As of June 30, 2007, the Company had $0.3 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to stock options at June 30, 2007, is as follows:

			Average
		Weighted	Remaining
	Number of	Average	Contractual	Aggregate
	Options	Option Price	Life (Years)	Intrinsic Value
Outstanding at January 1, 2007	2,008,201	$ 20.89
Granted	4,000	23.00
Exercised	—	—
Cancelled	(933)	23.00
Outstanding at June 30, 2007	2,011,268	$ 20.89	6.1	$ —

14.          Earnings per Share

The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), “Earnings per Share.” Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and six months ended June 30, 2007 and 2006, respectively, and considered an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share, which was exercised on September 15, 2006. The warrant was exercised using a cashless exercise provision, which increased the outstanding number of shares of common stock by 749,500. Options to purchase approximately 2,011,268 and 1,952,066 shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were excluded from the computation of net earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

15.          Defined Benefit Plans

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R),” which requires an employer to recognize in its balance sheet the funded status of its defined benefit pension and post-retirement benefit plans (collectively, “benefit plans”), measured as the difference between the fair value of the plan assets and the benefit obligation. Employers are also required to recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and prior service costs and credits, to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor’s fiscal year-end, and to provide additional disclosures.

The required date of adoption of the recognition and disclosure provisions of SFAS No. 158 is different for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because the Company had an S-1 Registration Statement pending with the Securities and Exchange Commission for the sale of common equity securities, the Company was required to adopt the requirement to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 in its financial statements for the year ended December 31, 2006, but failed to do so. However, the Company concluded that the impact of not recognizing the funded status of its benefit plans in its balance sheet as of December 31, 2006 was immaterial as the impact was to understate

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

reported liabilities by approximately $3.6 million, or 0.3% of total liabilities, and to overstate accumulated other comprehensive income by approximately $2.2 million, or 0.9% of total shareholders’ equity.

The Company adopted the recognition provisions of SFAS No. 158 effective March 31, 2007. The effect of adopting SFAS No. 158 on the Company’s financial condition as of March 31, is summarized below:

	Pension Benefit		Postretirement Benefit
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(dollars in thousands)
Net asset (liability) recognized prior to impact of adopting FAS 158	(4,050)	(4,300)	(6,070)	(5,950)
Net adjustment to record difference between fair value of plan assets and benefit obligations	(1,770)	—	(1,800)	—
Net asset (liability) recognized, as adjusted	$ (5,820)	$ (4,300)	$ (7,870)	$ (5,950)

Net periodic pension and postretirement benefit costs for TriMas’ defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and six months ended June 30, 2007 and 2006:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service costs	$ 140	$ 160	$ 280	$ 310
Interest costs	410	400	810	800
Expected return on plan assets	(490)	(460)	(970)	(920)
Amortization of net loss	110	130	220	260
Net periodic benefit cost	$ 170	$ 230	$ 340	$ 450

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service costs	$ 20	$ 20	$ 40	$ 50
Interest costs	110	130	210	250
Gain on settlement of postretirement plan	(190)	—	(190)	—
Amortization of net loss	20	30	50	50
Net periodic benefit cost	$ (40)	$ 180	$ 110	$ 350

During the second quarter of 2007, the Company settled its obligation outstanding under one of its postretirement benefit plans, resulting in the recognition of a previously deferred gain of approximately $0.2 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company expects to contribute approximately $2.2 million to its defined benefit pension plans in 2007. During the three and six months ending June 30, 2007 the Company contributed approximately $0.6 million and $1.1 million, respectively.

16.          Supplemental Guarantor Condensed Consolidating Financial Information

Under an indenture dated September 6, 2002, TriMas Corporation (“Parent”), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value), of which $100.0 million was subsequently retired in the second quarter of 2007 in connection with the Company’s initial public offering. The remaining outstanding Notes are guaranteed by substantially all of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company’s non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes (“Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company’s Credit Facility.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$ —	$ 250	$ 2,470	$ —	$ 2,720
Trade receivables, net	—	88,290	26,130	—	114,420
Receivables, intercompany	—	370	—	(370)	—
Inventories	—	147,150	25,230	—	172,380
Deferred income taxes	—	23,710	600	—	24,310
Prepaid expenses and other current assets	—	5,220	1,320	—	6,540
Total current assets	—	264,990	55,750	(370)	320,370
Investments in subsidiaries	682,700	148,310	—	(831,010)	—
Property and equipment, net	—	127,240	59,140	—	186,380
Goodwill	—	429,700	97,800	—	527,500
Intangibles and other assets	16,350	250,530	8,470	(8,870)	266,480
Total assets	$ 699,050	$ 1,220,770	$ 221,160	$ (840,250)	$ 1,300,730
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$ —	$ 3,030	$ 5,930	$ —	$ 8,960
Accounts payable, trade	—	101,440	20,800	—	122,240
Accounts payable, intercompany	—	—	370	(370)	—
Accrued liabilities	1,400	57,180	10,070	—	68,650
Total current liabilities	1,400	161,650	37,170	(370)	199,850
Long-term debt	336,890	258,980	17,140	—	613,010
Deferred income taxes	—	81,560	16,680	(8,870)	89,370
Other long-term liabilities	—	35,880	1,860	—	37,740
Total liabilities	338,290	538,070	72,850	(9,240)	939,970
Total shareholders’ equity	360,760	682,700	148,310	(831,010)	360,760
Total liabilities and shareholders’ equity	$ 699,050	$ 1,220,770	$ 221,160	$ (840,250)	$ 1,300,730

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$ —	$ 460	$ 3,140	$ —	$ 3,600
Receivables, net	—	80,490	18,750	—	99,240
Receivables, intercompany	—	320	—	(320)	—
Inventories, net	—	145,140	20,220	—	165,360
Deferred income taxes	—	23,750	560	—	24,310
Prepaid expenses and other current assets	—	6,050	1,270	—	7,320
Assets of discontinued operations held for sale	—	11,770	—	—	11,770
Total current assets	—	267,980	43,940	(320)	311,600
Investments in subsidiaries	645,290	164,040	—	(809,330)	—
Property and equipment, net	—	109,780	55,420	—	165,200
Goodwill	—	417,150	112,580	—	529,730
Intangibles and other assets	25,950	249,230	19,600	(15,250)	279,530
Total assets	$ 671,240	$ 1,208,180	$ 231,540	$ (824,900)	$ 1,286,060
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities, long-term debt	$ —	$ 3,620	$ 6,080	$ —	$ 9,700
Accounts payable, trade	—	81,860	18,210	—	100,070
Accounts payable, intercompany	—	—	320	(320)	—
Accrued liabilities	1,920	61,070	8,980	—	71,970
Liabilities of discontinued operations	—	23,530	—	—	23,530
Total current liabilities	1,920	170,080	33,590	(320)	205,270
Long-term debt	436,540	270,500	17,750	—	724,790
Deferred income taxes	—	89,030	16,160	(15,250)	89,940
Other long-term liabilities	—	33,280	—	—	33,280
Total liabilities	438,460	562,890	67,500	(15,570)	1,053,280
Total shareholders’ equity	232,780	645,290	164,040	(809,330)	232,780
Total liabilities and shareholders’ equity	$ 671,240	$ 1,208,180	$ 231,540	$ (824,900)	$ 1,286,060

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2007
			Non-
	Parent	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$241,860	$64,100	$(15,130)	$290,830
Cost of sales	—	(172,350)	(52,310)	15,130	(209,530)
Gross profit	—	69,510	11,790	—	81,300
Selling, general and administrative expenses	—	(39,550)	(6,120)	—	(45,670)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain on dispositions of property and equipment	—	290	10	—	300
Operating profit	—	16,020	5,680	—	21,700
Other income (expense), net:
Interest expense	(10,680)	(6,850)	(810)	—	(18,340)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	(410)	270	(840)	—	(980)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(18,530)	9,440	4,030	—	(5,060)
Income tax (expense) benefit	7,070	(3,590)	(1,610)	—	1,870
Equity in net income (loss) of subsidiaries	8,270	2,420	—	(10,690)	—
Net income (loss)	$(3,190)	$8,270	$2,420	$(10,690)	$(3,190)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2006
			Non-
	Parent	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$242,010	$49,950	$(12,320)	$279,640
Cost of sales	—	(178,230)	(38,670)	12,320	(204,580)
Gross profit	—	63,780	11,280	—	75,060
Selling, general and administrative expenses	—	(38,500)	(5,680)	—	(44,180)
Gain on dispositions of property and equipment	—	80	—	—	80
Operating profit	—	25,360	5,600	—	30,960
Other income (expense), net:
Interest expense	(10,570)	(8,240)	(1,220)	—	(20,030)
Other, net	(780)	(410)	50	—	(1,140)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	16,710	4,430	—	9,790
Income tax (expense) benefit	5,170	(7,570)	(850)	—	(3,250)
Equity in net income (loss) of subsidiaries	8,690	3,580	—	(12,270)	—
Income (loss) from continuing operations	2,510	12,720	3,580	(12,270)	6,540
Loss from discontinued operations	—	(4,030)	—	—	(4,030)
Net income (loss)	$2,510	$8,690	$3,580	$(12,270)	$2,510

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2007
			Non-
	Parent	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$483,960	$124,800	$(31,240)	$577,520
Cost of sales	—	(345,840)	(102,330)	31,240	(416,930)
Gross profit	—	138,120	22,470	—	160,590
Selling, general and administrative expenses	—	(79,890)	(11,560)	—	(91,450)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain (loss) on dispositions of property and equipment	—	150	(20)	—	130
Operating profit	—	44,150	10,890	—	55,040
Other income (expense), net:
Interest expense	(21,570)	(13,970)	(1,660)	—	(37,200)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	3,910	(5,210)	(840)	—	(2,140)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(25,100)	24,970	8,390	—	8,260
Income tax (expense) benefit	8,870	(9,010)	(2,920)	—	(3,060)
Equity in net income (loss) of subsidiaries	20,090	5,470	—	(25,560)	—
Income (loss) from continuing operations	3,860	21,430	5,470	(25,560)	5,200
Loss from discontinued operations	—	(1,340)	—	—	(1,340)
Net income (loss)	$3,860	$20,090	$5,470	$(25,560)	$3,860

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2006
			Non-
	Parent	Guarantor	Guarantor	Eliminations	Total
Net sales	$—	$483,980	$94,190	$(25,500)	$552,670
Cost of sales	—	(356,070)	(73,700)	25,500	(404,270)
Gross profit	—	127,910	20,490	—	148,400
Selling, general and administrative expenses	—	(77,820)	(10,860)	—	(88,680)
Loss on dispositions of property and equipment	—	(100)	—	—	(100)
Operating profit	—	49,990	9,630	—	59,620
Other income (expense), net:
Interest expense	(21,260)	(16,350)	(2,340)	—	(39,950)
Other, net	990	(3,210)	300	—	(1,920)
Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(20,270)	30,430	7,590	—	17,750
Income tax (expense) benefit	8,460	(12,650)	(2,090)	—	(6,280)
Equity in net income (loss) of subsidiaries	17,910	5,500	—	(23,410)	—
Income (loss) from continuing operations	6,100	23,280	5,500	(23,410)	11,470
Loss from discontinued operations	—	(5,370)	—	—	(5,370)
Net income (loss)	$6,100	$17,910	$5,500	$(23,410)	$6,100

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities	$(21,890)	$7,380	$40,450	$—	$25,940
Cash Flows from Investing Activities:
Capital expenditures	—	(10,880)	(3,980)	—	(14,860)
Acquisition of leased assets	—	(29,960)	—	—	(29,960)
Net proceeds from disposition of businesses and other assets	—	5,850	—	—	5,850
Net cash used for investing activities	—	(34,990)	(3,980)	—	(38,970)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company’s initial public offering, net of issuance costs	126,460	—	—	—	126,460
Repayments of borrowings on senior credit facilities	—	(1,300)	(430)	—	(1,730)
Proceeds from borrowings on revolving credit facilities	—	243,510	4,860	—	248,370
Repayments of borrowings on revolving credit facilities	—	(254,300)	(6,650)	—	(260,950)
Retirement of senior subordinated notes	(100,000)	—	—	—	(100,000)
Intercompany transfers (to) from subsidiaries	(4,570)	39,490	(34,920)	—	—
Net cash provided by (used for) financing activities	21,890	27,400	(37,140)	—	12,150
Cash and Cash Equivalents:
Decrease for the period	—	(210)	(670)	—	(880)
At beginning of period	—	460	3,140	—	3,600
At end of period	$—	$250	$2,470	$—	$2,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activites	$(21,620)	$1,930	$37,030	$—	$17,340
Cash Flows from Investing Activities:
Capital expenditures	—	(8,310)	(2,860)	—	(11,170)
Acquisition of leased assets	—	(3,140)	—	—	(3,140)
Net proceeds from disposition of businesses and other assets	—	930	—	—	930
Net cash used for investing activities	—	(10,520)	(2,860)	—	(13,380)
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,290)	(70)	—	(1,360)
Proceeds from borrowings on revolving credit facilities	—	375,990	—	—	375,990
Repayments of borrowings on revolving credit facilities	—	(375,610)	(5,310)	—	(380,920)
Intercompany transfers (to) from subsidiaries	21,620	8,160	(29,780)	—	—
Net cash provided by (used for) financing activities	21,620	7,250	(35,160)	—	(6,290)
Cash and Cash Equivalents:
Decrease for the period	—	(1,340)	(990)	—	(2,330)
At beginning of period	—	250	3,480	—	3,730
At end of period	$—	$(1,090)	$2,490	$—	$1,400

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

Introduction

We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We currently have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, including acquisitions and recent consolidation, integration and restructuring efforts.

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

Key Indicators of Performance.   In evaluating our business, our management considers Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs and non-cash losses on sale-leaseback of property and equipment. In evaluating Adjusted EBITDA, our management deems it important to consider the quality of our underlying earnings by separately identifying certain costs undertaken to improve our results, such as costs related to consolidating facilities and businesses in an effort to eliminate duplicative costs or achieve efficiencies, costs related to integrating acquisitions and restructuring costs related to expense reduction efforts. Although we may undertake new consolidation, restructuring and integration efforts in the future as a result of our acquisition activity, our management separately considers these costs in evaluating underlying business performance. Caution must be exercised in considering these items as they include substantially (but not necessarily entirely) cash costs and there can be no assurance that we will ultimately realize the benefits of these efforts. Moreover, even if the anticipated benefits are realized, they may be offset by other business performance or general economic issues.

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

The following is a reconciliation of our net income (loss) to Adjusted EBITDA and cash flows from operating activities for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income (loss)	$(3,190)	$2,510	$3,860	$6,100
Income tax expense (benefit)	(1,870)	440	3,110	2,620
Interest expense	18,340	20,030	37,200	39,950
Debt extinguishment costs	7,440	—	7,440	—
Depreciation and amortization	9,620	10,230	19,460	20,140
Adjusted EBITDA, total company	$30,340	$33,210	$71,070	$68,810
Interest paid	(27,880)	(28,640)	(34,510)	(33,920)
Taxes paid	(2,750)	(1,800)	(5,010)	(6,730)
(Gain) loss on dispositions of property and equipment	(310)	3,030	70	3,130
Receivables sales and securitization, net	4,580	(7,020)	33,330	18,100
Net change in working capital	(4,980)	7,550	(39,010)	(32,050)
Cash flows provided by (used for) operating activities	$(1,000)	$6,330	$25,940	$17,340

The following details certain items relating to our consolidation, restructuring and integration efforts  and the costs and expenses incurred in connection with our initial public offering and use of proceeds therefrom that are included in the determination of net income under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Facility and business consolidation costs(a)	$260	$20	$370	$40
Business unit restructuring costs(b)	—	90	—	180
Acquisition integration costs(c)	—	290	—	490
Advisory services agreement termination fee(d)	10,000	—	10,000	—
Costs for early termination of operating leases(e)	4,230	—	4,230	—
	$14,490	$400	$14,600	$710

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

(d)          Expense associated with the termination of our advisory services agreement with Heartland.

(e)           Costs associated with the early termination of operating leases and purchase of underlying machinery and equipment assets.

Segment Information and Supplemental Analysis

The following table summarizes financial information of continuing operations for our five business segments for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
		As a Percentage		As a Percentage
	2007	of Net Sales	2006	of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$56,700	19.5%	$53,940	19.3%
Energy Products	41,020	14.1%	38,720	13.8%
Industrial Specialties	56,010	19.3%	47,070	16.8%
RV & Trailer Products	53,070	18.2%	51,480	18.4%
Recreational Accessories	84,030	28.9%	88,430	31.6%
Total	$290,830	100.0%	$279,640	100.0%
Gross Profit:
Packaging Systems	$17,450	30.8%	$16,240	30.1%
Energy Products	11,790	28.7%	11,050	28.5%
Industrial Specialties	17,240	30.8%	13,820	29.4%
RV & Trailer Products	12,010	22.6%	11,210	21.8%
Recreational Accessories	22,810	27.1%	22,740	25.7%
Total	$81,300	28.0%	$75,060	26.8%
Selling, General and Administrative:
Packaging Systems	$6,950	12.3%	$6,390	11.8%
Energy Products	6,120	14.9%	5,470	14.1%
Industrial Specialties	4,620	8.2%	3,960	8.4%
RV & Trailer Products	5,980	11.3%	4,820	9.4%
Recreational Accessories	15,430	18.4%	16,650	18.8%
Corporate expenses and management fees	6,570	N/A	6,890	N/A
Total	$45,670	15.7%	$44,180	15.8%
Operating Profit:
Packaging Systems	$10,820	19.1%	$9,850	18.3%
Energy Products	5,660	13.8%	5,550	14.3%
Industrial Specialties	12,640	22.6%	9,860	20.9%
RV & Trailer Products	6,010	11.3%	6,380	12.4%
Recreational Accessories	7,360	8.8%	6,210	7.0%
Corporate expenses and management fees	(20,790)	N/A	(6,890)	N/A
Total	$21,700	7.5%	$30,960	11.1%
Adjusted EBITDA:
Packaging Systems	$14,100	24.9%	$13,300	24.7%
Energy Products	6,260	15.3%	6,160	15.9%
Industrial Specialties	13,810	24.7%	11,120	23.6%
RV & Trailer Products	7,840	14.8%	8,310	16.1%
Recreational Accessories	9,680	11.5%	9,050	10.2%
Corporate expenses and management fees	(21,350)	N/A	(7,900)	N/A
Subtotal from continuing operations	30,340	10.4%	40,040	14.3%
Discontinued operations	—	N/A	(6,830)	N/A
Total company	$30,340	10.4%	$33,210	11.9%

The following table summarizes financial information of continuing operations for our five business segments for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
		As a Percentage		As a Percentage
	2007	of Net Sales	2006	of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$110,450	19.1%	$105,040	19.0%
Energy Products	82,600	14.3%	78,670	14.2%
Industrial Specialties	108,850	18.8%	91,510	16.6%
RV & Trailer Products	106,480	18.4%	107,340	19.4%
Recreational Accessories	169,140	29.3%	170,110	30.8%
Total	$577,520	100.0%	$552,670	100.0%
Gross Profit:
Packaging Systems	$33,690	30.5%	$30,740	29.3%
Energy Products	24,410	29.6%	23,240	29.5%
Industrial Specialties	33,980	31.2%	26,620	29.1%
RV & Trailer Products	24,520	23.0%	24,850	23.2%
Recreational Accessories	43,990	26.0%	42,950	25.2%
Total	$160,590	27.8%	$148,400	26.9%
Selling, General and Administrative:
Packaging Systems	$14,070	12.7%	$12,730	12.1%
Energy Products	12,320	14.9%	11,590	14.7%
Industrial Specialties	9,080	8.3%	8,280	9.0%
RV & Trailer Products	11,980	11.3%	10,240	9.5%
Recreational Accessories	31,490	18.6%	32,690	19.2%
Corporate expenses and management fees	12,510	N/A	13,150	N/A
Total	$91,450	15.8%	$88,680	16.0%
Operating Profit:
Packaging Systems	$19,820	17.9%	$18,030	17.2%
Energy Products	12,070	14.6%	11,470	14.6%
Industrial Specialties	24,910	22.9%	18,270	20.0%
RV & Trailer Products	12,470	11.7%	14,650	13.6%
Recreational Accessories	12,500	7.4%	10,350	6.1%
Corporate expenses and management fees	(26,730)	N/A	(13,150)	N/A
Total	$55,040	9.5%	$59,620	10.8%
Adjusted EBITDA:
Packaging Systems	$26,390	23.9%	$25,030	23.8%
Energy Products	13,360	16.2%	12,700	16.1%
Industrial Specialties	27,060	24.9%	20,930	22.9%
RV & Trailer Products	16,360	15.4%	18,400	17.1%
Recreational Accessories	17,420	10.3%	15,920	9.4%
Corporate expenses and management fees	(28,230)	N/A	(15,150)	N/A
Subtotal from continuing operations	72,360	12.5%	77,830	14.1%
Discontinued operations	(1,290)	N/A	(9,020)	N/A
Total company	$71,070	12.3%	$68,810	12.5%

Results of Operations

The principal factors impacting us during the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006, were:

•       continued economic expansion and a strong industrial economy which impacted end user demand across our Packaging Systems, Energy Products and Industrial Specialties business segments;

•       the continued impact of soft end-market demand and significant competitive pricing pressures within certain channels of our Recreational Accessories and RV & Trailer Products segments; and

•       completion of an initial public offering of our common stock (“IPO”) and use of proceeds to retire $100.0 million face value of our senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement;

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Overall, net sales increased $11.2 million, or approximately 4.0%, for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. Of this increase, approximately $3.0 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems’ net sales increased $2.8 million, or approximately 5.2%, primarily as a result of increases in our specialty dispensing and new product sales. Net sales within Energy Products increased $2.3 million, or approximately 5.9%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $8.9 million, or approximately 19.0%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products increased $1.6 million, or approximately 3.1%, primarily due to favorable currency exchange and increased sales in our electrical business, partially offset by reduced sales in our trailer products and Australian business due to weak market demand. Recreational Accessories’ net sales decreased $4.4 million, or 5.0%, primarily as a result of continued soft demand in our installer, distributor and original equipment customer groups, partially offset by increased sales from new programs in our retail channel.

Gross profit margin (gross profit as a percentage of sales) approximated 28.0% and 26.8% for the three months ended June 30, 2007 and 2006, respectively. Packaging Systems’ gross profit margin increased to 30.8% for the three months ended June 30, 2007, from 30.1% for the three months ended June 30, 2006, as this segment’s margin benefited primarily from higher sales volumes between years and improved material margins. Energy Products’ gross profit margin remained relatively flat at 28.7% for the three months ended June 30, 2007, compared to 28.5% for the three months ended June 30, 2006. Gross profit margin within Industrial Specialties increased to 30.8% for the three months ended June 30, 2007, from 29.4% in the three months ended June 30, 2006, due principally to the increase in sales levels year-over-year and a more favorable product sales mix in the second quarter of 2007. RV & Trailer Products’ gross profit margin increased to 22.6% for the three months ended June 30, 2007, from 21.8% for the three months ended June 30, 2006, due to the increase in sales in our electrical business, partially offset by weak demand in our trailer products and Australian businesses and inefficiencies related to our Australian operation’s planned closure of one facility and start-up of new programs in Thailand. Recreational Accessories’ gross profit margin increased to 27.1% for the three months ended June 30, 2007, from 25.7% for the three months ended June 30, 2006, due primarily to the continued benefit of sourcing initiatives implemented in the second half of 2006.

Operating profit margin (operating profit as a percentage of sales) approximated 7.5% and 11.1% for the three months ended June 30, 2007 and 2006, respectively. Operating profit decreased $9.3 million, or 29.9%, to $21.7 million for the quarter ended June 30, 2007, from $31.0 million for the quarter ended June 30, 2006, primarily due to the impact of the use of IPO proceeds, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems’ operating profit margin was 19.1% and 18.3% in the three months ended June 30, 2007 and 2006, respectively. Operating profit increased $1.0 million, or approximately 10.2%, for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, due to margin earned on higher sales levels between years, improved material margin and other operational improvements. Energy Products’ operating profit margin was 13.8% and 14.3% for the three months ended June 30, 2007 and 2006, respectively. Operating profit increased $0.1 million, or approximately 1.8%, for the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, due primarily to a sales mix change as a result of proportionally greater sales levels in our specialty gasket business. Industrial Specialties’ operating profit margin was 22.6% and 20.9% for the three months ended June 30, 2007 and 2006, respectively. Operating profit increased $2.8 million, or approximately 28.4%, for the three months ended June 30, 2007 as compared with the three months ended June 30, 2006, due primarily to increased margins as a result of higher sales levels between years and a more favorable product sales mix. RV & Trailer Products’ operating profit margin declined to 11.3% for the quarter ended June 30, 2007, from 12.4% for the quarter ended June 30, 2006. Operating profit decreased $0.4 million in the three months ended June 30, 2007, as compared with the three months ended June 30, 2006, due primarily to the sales volume decline between years in our trailering products business and the inefficiencies related to the planned closure of one facility in our Australian operations. Recreational Accessories’ operating profit margin was 8.8% and 7.0% in the three months ended June 30, 2007 and 2006, respectively. Operating profit increased $1.2 million in the three months ended June 30, 2007, compared with the three months ended June 30, 2006, primarily due to the continued benefit of sourcing initiatives and other cost reductions in the second half of 2006.

Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 10.4% and 14.3% for the three months ended June 30, 2007 and 2006, respectively. Adjusted EBITDA decreased $9.7 million for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, consistent with the decline in operating profit between years principally due to the impact of the use of IPO proceeds including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses associated with the early termination of operating leases.

Packaging Systems.   Net sales increased $2.8 million, or 5.2%, to $56.7 million for the quarter ended June 30, 2007, as compared to $53.9 million for the quarter ended June 30, 2006. The increase in sales is primarily due to approximately $1.4 million of higher sales of our specialty dispensing products due to market penetration and $1.3 million of favorable currency exchange as our reported results in U.S dollars were positively impacted as a result of stronger foreign currencies. Sales of our industrial closures, rings and levers increased approximately $0.2 million, while sales of our specialty tapes, laminates and insulation products remained essentially flat.

Packaging Systems’ gross profit increased approximately $1.2 million to $17.4 million, or 30.8% of sales, for the three months ended June 30, 2007, as compared to $16.2 million, or 30.1% of sales, for the three months ended June 30, 2006. Of the increase in gross profit between years, approximately $0.8 million is attributed to increased sales levels and approximately $0.4 million is attributed to a more favorable sales mix of higher margin products and other operational improvements.

Packaging Systems’ selling, general and administrative costs increased approximately $0.6 million to $7.0 million, or 12.3% of sales, for the three months ended June 30, 2007, as compared to $6.4 million, or

11.8% of sales, for the three months ended June 30, 2006, primarily as a result of increased selling costs associated with our new product sales growth initiatives.

Packaging Systems’ operating profit increased $1.0 million to $10.8 million, or 19.1% of sales, for the three months ended June 30, 2007, as compared to $9.8 million, or 18.3% of sales, for the three months ended June 30, 2006, due primarily to higher sales levels between years and other operational improvements, which were partially offset by increased selling costs related to our sales growth initiatives.

Packaging Systems’ Adjusted EBITDA increased $0.8 million to $14.1 million, or 24.9% of sales, for the three months ended June 30, 2007, from $13.3 million, or 24.7% of sales, for the three months ended June 30, 2006, consistent with the improvement in operating profit between years.

Energy Products.   Net sales for the quarter ended June 30, 2007 increased $2.3 million, or 5.9%, to $41.0 million, compared to $38.7 million for the quarter ended June 30, 2006. Sales of specialty gaskets and related fastening hardware increased $4.7 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries, incremental business with existing customers and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased $2.4 million in the second quarter of 2007, as compared to the second quarter of 2006, primarily due to the impact of lower rig count and related drilling activity in the Canadian natural gas market.

Gross profit within Energy Products increased $0.7 million to $11.8 million, or 28.7% of sales, in the three months ended June 30, 2007, from $11.1 million, or 28.5% of sales, in the three months ended June 30, 2006. Increase in sales levels and improved material margins between years in our specialty gasket business resulted in approximately $1.9 million of improved gross profit. This improvement was offset by approximately $1.2 million in margin reduction associated with the decrease in slow speed and compressor engines sales, as well as higher wage and benefit costs related to new products in our engine business.

Selling, general and administrative expenses within Energy Products increased $0.6 million to $6.1 million, or 14.9% of sales, in the three months ended June 30, 2007, from $5.5 million, or 14.1% of sales, in the second quarter of 2006. Of the increase, approximately $0.4 million relates to increased compensation and commission expense, and $0.2 million relates to increased asbestos litigation defense costs in our specialty gasket business relative to the second quarter of 2006.

Overall, operating profit within Energy Products increased $0.1 million to $5.7 million, or 13.8% of sales in the three months ended June 30, 2007, from $5.6 million, or 14.3% of sales, in the three months ended June 30, 2006, due principally to proportionally greater sales levels in our specialty gasket business, partially offset by the decline in sales of our engine business.

Energy Products’ Adjusted EBITDA increased $0.1 million to $6.3 million, or 15.3% of sales, for the quarter ended June 30, 2007, from $6.2 million, or 15.9% of sales, for the quarter ended June 30, 2006, consistent with the change in operating profit between years.

Industrial Specialties.   Net sales during the three months ended June 30, 2007 increased $8.9 million, or approximately 19.0%, to $56.0 million, from $47.1 million in the three months ended June 30, 2006. Net sales in the three months ended June 30, 2007 increased 28.4% in our aerospace fastener business, as we continued to experience strong market demand, 24.4% in our industrial cylinders business, as demand for our new ISO cylinder continued to increase, 23.0% in our defense business, due to certain of our customers building their inventory of cartridge cases in advance of the base closure and relocation slated for 2009, and 13.9% in our precision cutting tools business, primarily as a result of sales of existing medical products into new markets, all as compared to the three months ended June 30, 2006. Sales within our specialty fittings business declined approximately 10.8% in the second quarter of 2007 compared to first quarter of 2006 due to continued weak demand in the domestic automotive market.

Gross profit within Industrial Specialties increased $3.4 million to $17.2 million, or 30.8% of sales, for the three months ended June 30, 2007, as compared to $13.8 million, or 29.4% of sales, for the three months ended June 30, 2006. Of the increase in gross profit, approximately $2.6 million is attributed to the sales level increase between years. The remainder of the increase is due to more favorable product mix and operational cost improvements, primarily in our defense business.

Selling, general and administrative expenses increased $0.6 million to $4.6 million, or 8.2% of sales, in the three months ended June 30, 2007, as compared to $4.0 million, or 8.4% of sales, in the three months ended June 30, 2006, as this segment was able to maintain the increase in its selling expense in line with the increase in sales without increasing its level of general and administrative expenses.

Operating profit for the three months ended June 30, 2007 increased $2.7 million to $12.6 million, or 22.6% of sales, as compared to $9.9 million, or 20.9% of sales, for the three months ended June 30, 2006, due primarily to higher sales levels between years, a more favorable product mix in our defense business and additional operational improvements and efficiencies gained in our aerospace business in the second quarter of 2007 as compared to the second quarter of 2006.

Industrial Specialties’ Adjusted EBITDA increased $2.7 million to $13.8 million, or 24.7% of sales, for the three months ended June 30, 2007, from $11.1 million, or 23.6% of sales, for the three months ended June 30, 2006, consistent with the improvement in operating profit between years.

RV & Trailer Products.   Net sales increased $1.6 million to $53.1 million for the three months ended June 30, 2007, as compared to $51.5 million for the three months ended June 30, 2006. Net sales were favorably impacted by approximately $1.4 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, sales within our electrical business increased by approximately $1.5 million in the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due primarily to sales of new products. However, these increases were partially offset by continued soft demand in certain end-markets and pricing pressure across the our trailer products and Australian businesses.

RV & Trailer Products’ gross profit increased $0.8 million to $12.0 million, or 22.6% of sales, for the three months ended June 30, 2007, from approximately $11.2 million, or 21.8% of sales, in the three months ended June 30, 2006. Of the increase in gross profit between years, $0.5 million is attributed the aforementioned currency exchange impact. The remaining increase in gross profit is due to the impact of increased sales in our electrical business, partially offset by continued weak demand and pricing pressures in our trailering business, and inefficiencies and duplication of costs in our Australian operations associated with the planned closure of one Australian facility and a corresponding start-up of new programs in our Thailand facility. We expect the closure of our facility in Australia to be completed in the third quarter of 2007.

Selling, general and administrative expenses increased $1.2 million to $6.0 million, or 11.3% of sales, in the three months ended June 30, 2007, as compared to $4.8 million, or 9.4% of sales, in the three months ended June 30, 2006, due primarily to increases in sales-related support activities associated with the start-up of programs at our Thailand facility during the second quarter of 2007.

RV & Trailer Products’ operating profit declined $0.4 million, to approximately $6.0 million, or 11.3% of sales, in the three months ended June 30, 2007, from $6.4 million, or 12.4% of net sales, in the three months ended June 30, 2006. The decline in operating profit between years is primarily due to the sales volume decline in our trailer products and Australian businesses, and the aforementioned inefficiencies in our Australian operations.

RV & Trailer Products’ Adjusted EBITDA decreased $0.5 million to $7.8 million, or 14.8% of sales, for the three months ended June 30, 2007, from $8.3 million, or 16.1% of sales, for the three months ended June 30, 2006, consistent with the decline in operating profit between years.

Recreational Accessories.   Recreational Accessories’ net sales decreased $4.4 million to $84.0 million for the three months ended June 30, 2007, from $88.4 million in the three months ended June 30, 2006, due primarily to reduced sales in our installer, distributor and original equipment customer groups as a result of weak end-market demand. These decreases were partially offset by an approximate 9% increase in our retail business, primarily driven by new programs and market share gains in the second quarter of 2007, and by approximately $0.3 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies.

Gross profit within Recreational Accessories increased $0.1 million to $22.8 million, or 27.1% of sales, for the three months ended June 30, 2007, as compared to $22.7 million, or 25.7% of sales, for the three months ended June 30, 2006. Recreational Accessories experienced a year-over-year benefit from its continued sourcing of products from Asia. This benefit was mostly offset by the loss of margin associated with the overall decline in sales.

Recreational Accessories’ selling, general and administrative expenses decreased $1.2 million to $15.4 million, or 18.4% of sales, for the three months ended June 30, 2007, from $16.6 million, or 18.8% of sales, in the three months ended June 30, 2006. The decrease between years was due primarily to reductions in selling and distribution expenses in our towing business as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales in the installer and distributor customer groups. In addition, Recreational Accessories experienced higher distribution costs in the second quarter of 2006 due to the closure of our Sheffield operations.

Recreational Accessories’ operating profit increased $1.2 million to approximately $7.4 million, or 8.8% of sales, in the three months ended June 30, 2007, from $6.2 million, or 7.0% of sales, in the three months ended June 30, 2006. The improvement in operating profit between years is primarily the result of the decreased spending and reduced selling and distribution expenses in our towing business.

Recreational Accessories’ Adjusted EBITDA increased $0.6 million to $9.7 million, or 11.5% of sales, for the three months ended June 30, 2007, from $9.1 million, or 10.2% of sales, for the three months ended June 30, 2006, consistent with the improvement in operating profit between years.

Corporate Expenses and Management Fees.   Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended
	June 30,
	2007	2006
	(in millions)
Corporate operating expenses	$3.3	$3.6
Employee costs and related benefits	2.2	2.3
Costs for early termination of operating leases	4.2	—
Management fees and expenses	11.1	1.0
Corporate expenses and management fees—operating profit	$20.8	$6.9
Receivables sales and securitization expenses	1.1	1.1
Depreciation	(0.1)	(0.1)
Other, net	(0.4)	—
Corporate expenses and management fees—Adjusted EBITDA	$21.4	$7.9

Corporate expenses and management fees increased approximately $13.9 million to $20.8 million for the three months ended June 30, 2007, from $6.9 million for the three months ended June 30, 2006. The increase between years is primarily attributed to the impact of the use of IPO proceeds, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases.

Interest Expense.   Interest expense, including debt extinguishment costs of $7.4 million, increased approximately $5.8 million to $25.8 million for the three months ended June 30, 2007, as compared to $20.0 million for the three months ended June 30, 2006. The debt extinguishment costs were incurred in connection with the retirement of $100.0 million face value of senior subordinated notes in the three months ended June 30, 2007, which included a call premium of approximately $4.9 million and necessitated a write-off of deferred financing fees and accretion of unamortized discount and premium associated with the retired notes of approximately $2.5 million. This increase was partially offset by a decrease in our weighted average interest rate on variable rate borrowings to approximately 8.1% during the second quarter of 2007 from approximately 8.5% during the second quarter of 2006.

Other Expense, Net.   Other expense, net decreased approximately $0.1 million to $1.0 million for the three months ended June 30, 2007, from $1.1 million for the three months ended June 30, 2006. The amounts in both periods primarily represent our expenses incurred in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs.

Income Taxes.   The effective income tax rates for the three months ended June 30, 2007 and 2006 were 37% and 33%, respectively. The rate for the three months ended June 30, 2006 benefited approximately $0.5 million from a change in the Texas state law in May 2006, thereby reducing the effective rate from the statutory rate. In the quarter ended June 30, 2007, the Company reported domestic and foreign pre-tax income (loss) of approximately $(9.1) million and $4.0 million, respectively. In the quarter ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $5.4 million and $4.4 million, respectively.

Discontinued Operations.   The results of discontinued operations consists of our industrial fastening business through February 2007, when the sale of this business was completed, and our asphalt-coated paper business through June 2006, when the sale of that business was completed. Thus, there was no activity in the three months ended June 30, 2007. See Note 3, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Overall, net sales increased $24.9 million, or approximately 4.5%, for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006. Of this increase, approximately $5.0 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems’ net sales increased $5.4 million, or approximately 5.1%, primarily as a result of an increase in sales of our specialty dispensing products. Net sales within Energy Products increased $3.9 million, or approximately 5.0%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $17.3 million, or approximately 18.9%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products decreased $0.8 million, or approximately 0.8%, as this segment continued to experience reduced sales in its trailering market channels, due principally to soft market demand and downward market pricing pressures, partially offset by new product sales in our electrical group. Recreational Accessories’ net sales decreased $1.0 million, or 0.6%, due to continued soft demand in our installer customer group, partially offset by increases in our retail business.

Gross profit margin (gross profit as a percentage of sales) approximated 27.8% and 26.9% for the six months ended June 30, 2007 and 2006, respectively. Packaging Systems’ gross profit margin increased to 30.5% for the six months ended June 30, 2007, from 29.3% for the six months ended June 30, 2006, as this segment’s margin benefited primarily from higher sales of specialty dispensing products between years. Energy Products’ gross profit margin remained relatively flat at 29.6% for the six months ended June 30, 2007, compared to 29.5% for the six months ended June 30, 2006, as a result of increases in sales and margins in our specialty gasket business being offset by decreases in sales and margins in our engine business. Gross profit margin within Industrial Specialties increased to 31.2% for the six months ended

June 30, 2007, from 29.1% in the six months ended June 30, 2006, due principally to the increase in sales levels year-over-year and a more favorable product sales mix in the first two quarters of 2007. RV & Trailer Products’ gross profit margin decreased to 23.0% for the six months ended June 30, 2007, from 23.2% for the six months ended June 30, 2006, due to continued weak end-market demand and inefficiencies related to our Australian operations. Recreational Accessories’ gross profit margin increased to 26.0% for the six months ended June 30, 2007, from 25.2% for the six months ended June 30, 2006, due primarily to the continued benefits of our sourcing and other cost savings initiatives.

Operating profit margin (operating profit as a percentage of sales) approximated 9.5% and 10.8% for the six months ended June 30, 2007 and 2006, respectively. Operating profit decreased $4.6 million, or 7.7%, to $55.0 million for the quarter ended June 30, 2007, from $59.6 million for the quarter ended June 30, 2006, primarily due to the impact of the use of IPO proceeds, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems’ operating profit margin was 17.9% and 17.2% for the six months ended June 30, 2007 and 2006, respectively. Operating profit increased $1.8 million, or approximately 10.0%, for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, due to margin earned on higher sales levels between years and other operational improvements. Energy Products’ operating profit margin was 14.6% for each of the six months ended June 30, 2007 and 2006. Operating profit increased $0.6 million, or approximately 5.2%, for the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, as a result of increased sales levels in our specialty gasket business, being partially offset by decreases in sales and higher expenses in our engine business. Industrial Specialties’ operating profit margin was 22.9% and 20.0% for the six months ended June 30, 2007 and 2006, respectively. Operating profit increased $6.6 million, or approximately 36.1%, for the six months ended June 30, 2007 as compared with the six months ended June 30, 2006, due primarily to increased margins due to higher sales levels between years and a more favorable product sales mix. RV & Trailer Products’ operating profit margin declined to 11.7% for the six months ended June 30, 2007, from 13.6% for the six months ended June 30, 2006. Operating profit decreased $2.2 million in the six months ended June 30, 2007, as compared with the six months ended June 30, 2006, due primarily to the sales volume decline between years and the inefficiencies in our Australian operations due to the planned closure of one facility and start-up of the new facility in Thailand. Recreational Accessories’ operating profit margin was 7.4% and 6.1% in the six months ended June 30, 2007 and 2006, respectively. Operating profit increased $2.2 million in the six months ended June 30, 2007, compared with the six months ended June 30, 2006, primarily due to the continued benefits of our sourcing and other cost savings initiatives implemented in the second half of 2006 and the consolidation of distribution facilities and lower discretionary spending in our towing business.

Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 12.5% and 14.1% for the six months ended June 30, 2007 and 2006, respectively. Adjusted EBITDA decreased $5.4 million for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, which is consistent with the decrease in operating profit between years principally due to the impact of the use of IPO proceeds including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses associated with the early termination of operating leases.

Packaging Systems.   Net sales increased $5.4 million, or 5.1%, to $110.4 million for the six months ended June 30, 2007, as compared to $105.0 million for the six months ended June 30, 2006. The increase in sales is primarily due to approximately $2.9 million of higher sales of our specialty dispensing products and new product introductions and $2.6 million of favorable currency exchange as our reported results in U.S dollars were positively impacted as a result of stronger foreign currencies. Sales of our specialty tapes, laminates and insulation products remained essentially flat while sales of our industrial closures, rings and levers decreased approximately $0.1 million.

Packaging Systems’ gross profit increased approximately $3.0 million to $33.7 million, or 30.5% of sales, for the six months ended June 30, 2007, as compared to $30.7 million, or 29.3% of sales, for the six months ended June 30, 2006. Of the increase in gross profit between years, approximately $1.4 million is attributed to increased sales levels and approximately $1.6 million is attributed to other operating improvements.

Packaging Systems’ selling, general and administrative costs increased approximately $1.4 million to $14.1 million, or 12.7% of sales, for the six months ended June 30, 2007, as compared to $12.7 million, or 12.1% of sales, for the six months ended June 30, 2006, primarily as a result of increased selling costs associated with sales growth initiatives.

Packaging Systems’ operating profit increased $1.8 million to $19.8 million, or 17.9% of sales, for the six months ended June 30, 2007, as compared to $18.0 million, or 17.2% of sales, for the six months ended June 30, 2006, due primarily to higher sales levels between years and other operational improvements, which were partially offset by increased selling costs related to our sales growth initiatives.

Packaging Systems’ Adjusted EBITDA increased $1.4 million to $26.4 million, or 23.9% of sales, for the six months ended June 30, 2007, from $25.0 million, or 23.8% of sales, for the six months ended June 30, 2006, which is consistent with the improvement in operating profit between years.

Energy Products.   Net sales for the six months ended June 30, 2007 increased $3.9 million, or 5.0%, to $82.6 million, compared to $78.7 million for the six months ended June 30, 2006. Sales of specialty gaskets and related fastening hardware increased $7.7 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries, incremental business with existing customers and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased $3.8 million in the first six months of 2007, as compared to the first six months of 2006, due to lower commodity prices at the start of the year and the impact of lower rig count activity in the Canadian natural gas market.

Gross profit within Energy Products increased $1.2 million to $24.4 million, or 29.6% of sales, in the six months ended June 30, 2007, from $23.2 million, or 29.5% of sales, in the six months ended June 30, 2006. Our specialty gasket business experienced increased period over period gross profit of $3.0 million, of which $2.3 million was driven by increased sales volumes and the remainder resulting from operational improvements and increased material margins. Gross profit in our engine business decreased by $1.8 million as compared to the six months ended June 30, 2006, of which $1.1 million was driven by the decrease in sales volumes and the remainder due to increased labor and overhead associated with investments in developing new product infrastructure.

Selling, general and administrative expenses within Energy Products increased $0.7 million to $12.3 million, or 14.9% of sales, in the six months ended June 30, 2007, from $11.6 million, or 14.7% of sales, in the first half of 2006. The increase was primarily related to increased compensation and commission expenses in support of new product introductions within our engine business.

Overall, operating profit within Energy Products increased $0.6 million to $12.1 million, or 14.6% of sales, in the six months ended June 30, 2007, from $11.5 million, or 14.6% of sales, in the six months ended June 30, 2006. The overall operating profit remained flat year-over-year as a percentage of sales, as the increase in operating profit in our specialty gasket business resulting from increased sales volumes and other operational improvements more than offset the decrease in our engine business due to lower commodity prices, lower rig count activity in the Canadian natural gas market and increased spending to continue to develop new products.

Energy Products’ Adjusted EBITDA increased $0.7 million to $13.4 million, or 16.2% of sales, for the six months ended June 30, 2007, from $12.7 million, or 16.1% of sales, for the six months ended June 30, 2006, which is consistent with the improvement in operating profit between years.

Industrial Specialties.   Net sales during the six months ended June 30, 2007 increased $17.3 million, or 18.9%, to $108.8 million, from $91.5 million in the six months ended June 30, 2006. Net sales in the six months ended June 30, 2007 increased 25.2% in our aerospace fastener business, as we continued to experience strong market demand, 26.2% in our industrial cylinders business, as demand for our new ISO cylinder continued to increase, 27.0% in our defense business, as our customers build their inventory of cartridge cases in advance of the base closure and relocation slated for 2009, and 7.7% in our precision cutting tools business, due to increased sales of medical products to new customers and markets, all as compared to the six months ended June 30, 2006. Sales within our specialty fittings business declined approximately 13.1% in the first six months of 2007 compared to first six months of 2006 due to the continued softness of domestic automotive market demand.

Gross profit within Industrial Specialties increased $7.4 million to $34.0 million, or 31.2% of sales, for the six months ended June 30, 2007, as compared to $26.6 million, or 29.1% of sales, for the six months ended June 30, 2006. Of the increase in gross profit, approximately $5.0 million is attributed to the sales level increase between years. The remainder of the increase is attributable to more favorable product mix and operational improvements in our aerospace fasteners and defense businesses.

Selling, general and administrative expenses increased $0.8 million to $9.1 million, or 8.3% of sales, in the six months ended June 30, 2007, as compared to $8.3 million, or 9.0% of sales, in the six months ended June 30, 2006, as this segment was able to maintain its lower discretionary spending in its selling, general and administrative expenses even with increases in sales.

Operating profit for the six months ended June 30, 2007 increased $6.6 million to $24.9 million, or 22.9% of sales, as compared to $18.3 million, or 20.0% of sales, for the six months ended June 30, 2006, due primarily to higher sales levels between years, an increasingly favorable product mix and operational improvements in our aerospace fasteners and defense businesses in the first two quarters of 2007 compared to the first two quarters of 2006.

Industrial Specialties’ Adjusted EBITDA increased $6.2 million to $27.1 million, or 24.9% of sales, for the six months ended June 30, 2007, from $20.9 million, or 22.9% of sales, for the six months ended June 30, 2006, consistent with the improvement in operating profit between years.

RV & Trailer Products.   Net sales decreased $0.8 million to $106.5 million for the six months ended June 30, 2007, as compared to $107.3 million for the six months ended June 30, 2006. Net sales in our electrical business increased by approximately $2.5 million in the first half of 2007 as compared to the first half of 2006, mainly due to sales of new products. In addition, net sales were favorably impacted by approximately $2.1 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. However, these increases were more than offset by declines in the first two quarters of 2007 in our trailering and Australian businesses due to continued soft demand in certain end-markets, especially in the livestock channel, and pricing pressure across all market channels.

RV & Trailer Products’ gross profit decreased $0.3 million to $24.5 million, or 23.0% of sales, for the six months ended June 30, 2007, from approximately $24.8 million, or 23.2% of sales, in the six months ended June 30, 2006. The decline in gross profit is primarily related to the decline in sales.

Selling, general and administrative expenses increased $1.8 million to $12.0 million, or 11.3% of sales, in the six months ended June 30, 2007, as compared to $10.2 million, or 9.5% of sales, in the six months ended June 30, 2006, due primarily to increases in sales-related support activities associated with the start-up of our new Thailand facility and increased promotional expenses to garner sales volumes.

RV & Trailer Products’ operating profit declined $2.2 million, to approximately $12.5 million, or 11.7% of sales, in the six months ended June 30, 2007, from $14.7 million, or 13.6% of net sales, in the six months ended June 30, 2006. The decline in operating profit between years is primarily due to the sales volume decline, additional promotional expenses and the inefficiencies in our Australian operations as a result of moving certain products to our Thailand facility.

RV & Trailer Products’ Adjusted EBITDA decreased $2.0 million to $16.4 million, or 15.4% of sales, for the six months ended June 30, 2007, from $18.4 million, or 17.1% of sales, for the six months ended June 30, 2006, consistent with the decline in operating profit between years.

Recreational Accessories.   Recreational Accessories’ net sales decreased $1.0 million to $169.1 million for the six months ended June 30, 2007, from $170.1 million in the six months ended June 30, 2006, due primarily to an approximate 11% reduction in sales in our installer customer group as a result of the continued softening of the end-customer market. This decrease was partially offset by an approximate 14% increase in our retail business, primarily driven by new programs and customers in the first half of 2007, and by approximately $0.1 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger currencies.

Gross profit within Recreational Accessories increased $1.0 million to $44.0 million, or 26.0% of sales, for the six months ended June 30, 2007, as compared to $43.0 million, or 25.2% of sales, for the six months ended June 30, 2006. Recreational Accessories experienced a year-over-year benefit of approximately $1.3 million in the first half of 2007 related to its continued sourcing of products from Asia and the related cost savings associated with such sourcing initiatives. This benefit was offset by approximately $0.3 million of reduced gross profit associated with the overall decline in sales volumes.

Recreational Accessories’ selling, general and administrative expenses decreased by $1.2 million to $31.5 million, or 18.6% of sales, for the six months ended June 30, 2007, as compared to $32.7 million, or 19.2% of sales, for the six months ended June 30, 2006, due primarily to reductions in selling and distribution expenses in our towing business as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales in the installer customer group. This reduction in expense was partially offset by additional selling and promotional spending in our retail business in connection with the new business during 2007.

Recreational Accessories’ operating profit increased $2.2 million to approximately $12.5 million, or 7.4% of sales, in the six months ended June 30, 2007, from $10.3 million, or 6.1% of sales, in the six months ended June 30, 2006. The improvement in operating profit between years is primarily the result of its sourcing and other cost savings initiatives as well as reductions in selling expenses due to the continued consolidation and low discretionary spending in our towing business.

Recreational Accessories’ Adjusted EBITDA increased $1.5 million to $17.4 million, or 10.3% of sales, for the six months ended June 30, 2007, from $15.9 million, or 9.4% of sales, for the six months ended June 30, 2006, consistent with the improvement in operating profit between years.

Corporate Expenses and Management Fees.   Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended
	June 30,
	2007	2006
	(in millions)
Corporate operating expenses	$5.9	$6.4
Employee costs and related benefits	4.5	4.7
Costs for early termination of operating leases	4.2	—
Management fees and expenses	12.1	2.1
Corporate expenses and management fees—operating profit	$26.7	$13.2
Receivables sales and securitization expenses	1.9	2.0
Depreciation	(0.1)	(0.1)
Other, net	(0.3)	0.1
Corporate expenses and management fees—Adjusted EBITDA	$28.2	$15.2

Corporate expenses and management fees increased approximately $13.5 million to $26.7 million for the six months ended June 30, 2007, from $13.2 million for the six months ended June 30, 2006. The increase between years is primarily attributed to the impact of the use of IPO proceeds, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement termination fee and $4.2 million of costs and expenses related to the early termination of operating leases.

Interest Expense.   Interest expense, including debt extinguishment costs of approximately $7.4 million, increased approximately $4.6 million to $44.6 million for the six months ended June 30, 2007, as compared to $40.0 million for the six months ended June 30, 2006. The increase in expense was due to our retirement of $100.0 million face value senior subordinated notes in the second quarter of 2007. In connection with the retirement of the notes, we incurred a call premium of approximately $4.9 million and necessitated a write-off of deferred financing fees and accretion of unamortized discount and premium associated with the retired notes of approximately $2.5 million. This increase was partially offset by a decrease in our weighted average interest rate on variable rate borrowings to approximately 8.1% at June 30, 2007, from approximately 8.3% during the first half of 2006.

Other Expense, Net.   Other expense, net increased approximately $0.2 million to $2.1 million for the six months ended June 30, 2007, from $1.9 million for the six months ended June 30, 2006. In the first six months of 2007, we incurred approximately $1.9 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, and experienced no significant currency gains or losses on transactions denominated in foreign currencies. In the first six months of 2006, we incurred approximately $2.0 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, which were partially offset by gains on transactions denominated in foreign currencies of approximately $0.3 million.

Income Taxes.   The effective income tax rates for the six months ended June 30, 2007 and 2006 were 37% and 35%, respectively. The rate for the six months ended June 30, 2006 benefited approximately $0.5 million from a change in the Texas state law in May 2006, thereby reducing the effective rate from the statutory rate. In the six months ended June 30, 2007, the Company reported domestic and foreign pre-tax income (loss) of approximately $(0.1) million and $8.4 million, respectively. In the six months ended June 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $10.5 million and $7.2 million, respectively.

Discontinued Operations.   The results of discontinued operations consists of our industrial fastening business through February 2007, when the sale of this business was completed, and our asphalt-coated paper business through June 2006, when the sale of that business was completed. Thus, there was no activity in the three months ended June 30, 2007. See Note 3, “Discontinued Operations and Assets Held for Sale,” to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

Cash provided by operating activities for the six months ended June 30, 2007 was approximately $25.9 million as compared to $17.3 million for the six months ended June 30, 2006. The improvement between years is primarily the result of improved working capital management during the first half of 2007 as compared to the first half of 2006, principally higher levels of accounts payable and accrued liabilities.

Net cash used for investing activities for the six months ended June 30, 2007 was approximately $39.0 million as compared to $13.4 million for the six months ended June 30, 2006. In the second quarter of 2007, using proceeds from our initial public offering, we purchased approximately $17.1 million of machinery and equipment subject to operating leases. In addition, in the first quarter of 2007, we paid approximately $12.9 million for certain machinery and equipment subject to operating leases in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was sold in February 2007. We also generated cash proceeds of $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007.

Net cash provided by financing activities was approximately $12.2 million for the six months ended June 30, 2007, as compared to net cash used for financing activities of approximately $6.3 million for the six months ended June 30, 2006. During the second quarter of 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million. We used these net proceeds, along with cash on hand and revolving credit borrowings, to retire $100.0 million face value of senior subordinated notes and fund the related $4.9 million call premium, to fund the $10 million advisory services agreement termination fee and for the payment to early terminate operating leases and acquire the underlying machinery and equipment. In addition, we reduced our net borrowings on our credit facilities by $8.0 million in the first two quarters of 2007 as compared to the first six months of 2006.

Our Debt and Other Commitments

Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At June 30, 2007, approximately $258.1 million was outstanding on the term loan and $3.9 million was outstanding on the revolving credit facility. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement’s financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.65 to 1.00 for April 1, 2007 to June 30, 2007, 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.21 to 1.00 at June 30, 2007 and we were in compliance with our covenants as of that date.

The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on June 30, 2007, for the twelve month period ended June 30, 2007.

	Year Ended	Less:	Add:	Twelve Months
	December 31,	Six Months Ended	Six Months Ended	Ended June 30,
	2006	June 30, 2006	June 30, 2007	2007
	(dollars in thousands)
Net income (loss), as reported	$(128,910)	$6,100	$3,860	$(131,150)
Bank stipulated adjustments:
Interest expense, net (as defined)	79,060	39,950	37,200	76,310
Income tax expense (benefit)(1)	(6,520)	2,620	3,110	(6,030)
Depreciation and amortization	38,740	20,140	19,460	38,060
Extraordinary non-cash charges(2)	132,260	—	—	132,260
Heartland monitoring fee and expenses(3)	4,050	2,050	12,000	14,000
Interest equivalent costs(4)	4,760	2,620	2,060	4,200
Non-cash expenses related to stock option grants(5)	1,350	830	120	640
Non-recurring expenses in connection with acquisition integration(6)	970	490	—	480
Other non-cash expenses or losses	2,510	1,500	1,040	2,050
Losses on early termination of operating leases from net proceeds of an IPO	—	—	4,230	4,230
Non-recurring expenses or costs for cost savings projects(7)	880	420	370	830
Discontinued operations(8)	10,000	4,390	1,750	7,360
Debt extinguishment costs(9)	8,610	—	7,440	16,050
Consolidated Bank EBITDA, as defined	$147,760	$81,110	$92,640	$159,290

	June 30, 2007
	(dollars in
	thousands)
Total long-term debt	$621,970
Aggregate funding under the receivables securitization facility	48,770
Total Consolidated Indebtedness, as defined	$670,740
Consolidated Bank EBITDA, as defined	$159,290
Actual leverage ratio	4.21	x
Covenant requirement	5.65	x

(1)          Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)          Non-cash charges associated with asset impairments.

(3)          Represents management fees and expenses paid pursuant to the Heartland Advisory Agreement.

(4)          Interest-equivalent costs associated with the use of Company’s receivables securitization facility.

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

(9)          Includes approximately $8.6 million write-off of debt issue costs in connection with refinancing of our senior credit facilities in the third quarter of 2006. Also includes approximately $4.9 million call premium, $2.3 million write-off of debt issue costs and $0.3 million accretion of net discount, all incurred in connection with the retirement of $100.0 million face value of our senior subordinated notes in the second quarter of 2007.

Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $0.6 million outstanding at June 30, 2007) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.5 million outstanding at June 30, 2007) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $17.0 million outstanding at June 30, 2007) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of June 30, 2007, total borrowings in the amount of $23.1 million were outstanding under these arrangements.

Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2007, we had $48.8 million utilized under our accounts receivable facility and $8.1 million of available funding based on eligible receivables and after consideration of leverage restrictions. At June 30, 2007, we also had $3.9 million outstanding under our revolving credit facility and had an additional $110.3 million potentially available after giving effect to approximately $35.8 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At June 30, 2007, we had aggregate available funding under our accounts receivable facility and our revolving credit facilities of $118.4 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states’ requirements to self-insure workers’ compensation claims, including incurred but not reported claims.

We also have $337.8 million (face value) 9 7/8% senior subordinated notes outstanding at June 30, 2007, which are due in 2012, following our $100.0 million retirement effective in the second quarter of 2007.

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

Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 9, “Long-term Debt,” to the accompanying consolidated financial statements as of June 30, 2007. Based on amounts outstanding at June 30, 2007, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

We have other cash commitments related to leases which we account for as operating leases. During 2007, we early terminated certain operating leases with 2006 lease expense of $8.0 million and purchased the underlying machinery and equipment. Annual rent expense related to the remaining operating leases is approximately $14.6 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

Credit Rating

We and certain of our outstanding debt obligations are rated by Standard & Poor’s and Moody’s. As of June 30, 2006, Standard & Poor’s assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody’s assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody’s upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. This upgrade occurred in connection with Moody’s changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. In addition, in connection with the retirement of $100.0 million face value of our subordinated notes with proceeds from our initial public offering of common stock, given the ratings assigned to our credit facilities by Standard & Poor’s remained at B+(stable) or better and the ratings assigned to our credit facilities by Moody’s remained at B1 (stable) or better, the applicable margins on all loans under our amended and restated credit agreement were reduced by 0.5% per annum. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Off-Balance Sheet Arrangements

We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. (“TSPC”). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At June 30, 2007, we had $48.8 million utilized and $8.1 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

Receivables.   Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million at June 30, 2007. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Goodwill and Other Intangibles.   We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, unless a change in business condition occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each reporting unit using the present value of expected future cash flows and other valuation measures. We then compare this estimated fair value with the net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management’s operating budget and five-year forecast to estimate expected future cash flows. However, projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. At December 31, 2006, fair values  of our reporting units were determined based upon the expected future cash flows discounted at our weighted average costs of capital ranging from 10.5% to 11.6% and estimated residual growth rates ranging from 3% to 5%. Our estimates of expected future cash flows are affected by future operating performance, as well as general economic conditions, costs of raw materials and other factors which are beyond the Company’s control.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, “Long-term Debt,” in the notes to the consolidated financial statements for additional information.

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

Evaluation of disclosure controls and procedures

As of June 30, 2007, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2007, we were a party to approximately 1,648 pending cases involving an aggregate of approximately 9,810 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Six months ended June 30, 2007	10,551	287	951	77	$10,396	$2,649,341

In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,810 claims pending at June 30, 2007, 172 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 148 of the 172 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 24 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 153 of the 172 claims sought between $50,000 and $600,000 and 19 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 148 of the 172 claims sought between $1.0 million and $2.5 million and 24 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $4.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company’s subsidiary.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                        Other Information

Not applicable.

Item 6.        Exhibits.

(a)  Exhibit Index

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	Second Amended and Restated TriMas Bylaws.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included as Exhibit A1 in Exhibit 4.1).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3 (o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
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

10.7(p)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.10(b)	Corporate Services Agreement, dated as of June 6, 2002, between Metaldyne Corporation and TriMas Corporation.
10.11 (a)	Amendment No. 1 to Corporate Services Agreement dated January 1, 2003.
10.12(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.13(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.14(b)**

Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.

10.15(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.16(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.17(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.20).
10.18(g)	Form of Stock Option Agreement.
10.19(l)*	Annual Value Creation Plan.
10.20(l)*	Form of Indemnification Agreement.
10.21(n)	Separation and Consulting Agreement dated as of May 20, 2005.
10.22(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.23(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Group, LLC and TriMas Corporation.
10.24 (p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.25 (p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.26 (p)	Management Rights Agreement.
10.27(k)	Executive Severance/Change of Control Policy.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(i)                                  Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).

(j)                                   Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).

(k)                               Incorporated by reference to the Exhibits filed with our Form 8-K filed on November 22, 2006 (File No. 333-100351).

(l)                                  Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).

(l)*                           Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).

(m)                           Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).

(n)                               Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).

(o)                               Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).

(p)                               Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: August 3, 2007	By:	/s/ E.R. AUTRY
E.R. Autry
Chief Financial Officer and Chief Accounting Officer