Form 10-Q
period 2007-09-30
TRIMAS CORP
filed 2007-11-07
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/.

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

        As of November 7, 2007, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,409,500 shares.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$4,160	$3,600
Receivables, net	105,600	99,240
Inventories, net	180,390	165,360
Deferred income taxes	24,310	24,310
Prepaid expenses and other current assets	7,420	7,320
Assets of discontinued operations held for sale	—	11,770

Total current assets	321,880	311,600
Property and equipment, net	192,280	165,200
Goodwill	538,320	529,730
Other intangibles, net	228,720	240,120
Other assets	35,810	39,410

Total assets	$1,317,010	$1,286,060

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,190	$9,700
Accounts payable	111,890	100,070
Accrued liabilities	75,580	71,970
Liabilities of discontinued operations	—	23,530

Total current liabilities	197,660	205,270
Long-term debt	614,340	724,790
Deferred income taxes	90,560	89,940
Other long-term liabilities	40,110	33,280

Total liabilities	942,670	1,053,280

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 33,409,500 and 20,759,500 shares at September 30, 2007 and December 31, 2006, respectively	330	210
Paid-in capital	525,750	399,070
Accumulated deficit	(204,900)	(215,220)
Accumulated other comprehensive income	53,160	48,720

Total shareholders' equity	374,340	232,780

Total liabilities and shareholders' equity	$1,317,010	$1,286,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	$262,180	$244,590	$839,700	$797,260
Cost of sales	(190,380)	(177,690)	(607,310)	(581,960)

Gross profit	71,800	66,900	232,390	215,300
Selling, general and administrative expenses	(42,980)	(41,670)	(134,430)	(130,350)
Advisory services agreement termination fee	—	—	(10,000)	—
Costs for early termination of operating leases	—	—	(4,230)	—
Gain (loss) on dispositions of property and equipment	(1,500)	510	(1,370)	410

Operating profit	27,320	25,740	82,360	85,360

Other expense, net:
Interest expense	(15,720)	(19,370)	(52,920)	(59,320)
Debt extinguishment costs	—	(8,610)	(7,440)	(8,610)
Other, net	(1,170)	(1,200)	(3,310)	(3,120)

Other expense, net	(16,890)	(29,180)	(63,670)	(71,050)

Income (loss) from continuing operations before income tax benefit (expense)	10,430	(3,440)	18,690	14,310
Income tax benefit (expense)	(3,850)	1,180	(6,910)	(5,100)

Income (loss) from continuing operations	6,580	(2,260)	11,780	9,210
Loss from discontinued operations, net of income tax benefit (expense)	—	(10,870)	(1,340)	(16,240)

Net income (loss)	$6,580	$(13,130)	$10,440	$(7,030)

Earnings (loss) per share—basic:
Continuing operations	$0.20	$(0.11)	$0.44	$0.46
Discontinued operations, net of income tax benefit (expense)	—	(0.54)	(0.05)	(0.81)

Net income (loss) per share	$0.20	$(0.65)	$0.39	$(0.35)

Weighted average common shares—basic	33,409,500	20,132,201	26,843,749	20,051,181

Earnings (loss) per share—diluted:
Continuing operations	$0.20	$(0.11)	$0.44	$0.44
Discontinued operations, net of income tax benefit (expense)	—	(0.54)	(0.05)	(0.78)

Net income (loss) per share	$0.20	$(0.65)	$0.39	$(0.34)

Weighted average common shares—diluted	33,457,027	20,132,201	26,859,766	20,759,973

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2007	2006
Net income (loss)	$10,440	$(7,030)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	1,570	2,690
Impairment of assets	—	15,850
Depreciation	18,730	17,430
Amortization of intangible assets	11,650	12,390
Amortization of debt issue costs	4,580	11,590
Deferred income taxes	700	(700)
Non-cash compensation expense	340	1,270
Net proceeds from (reductions in) sale of receivables and receivables securitization	28,610	(2,360)
Increase in receivables	(30,970)	(7,090)
Increase in inventories	(10,790)	(6,440)
(Increase) decrease in prepaid expenses and other assets	2,320	(360)
Increase (decrease) in accounts payable and accrued liabilities	8,090	(10,690)
Other, net	1,610	(90)

Net cash provided by operating activities, net of acquisition impact	46,880	26,460

Cash Flows from Investing Activities:
Capital expenditures	(22,520)	(16,440)
Acquisition of leased assets	(29,960)	(3,140)
Acquisition of businesses, net of cash acquired	(13,540)	—
Net proceeds from disposition of businesses and other assets	6,150	980

Net cash used for investing activities	(59,870)	(18,600)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	126,460	—
Repayments of borrowings on senior credit facilities	(2,600)	(2,130)
Repayments of borrowings on term loan facilities	—	(254,960)
Proceeds from term loan facilities	—	260,000
Proceeds from borrowings on revolving credit facilities	399,580	576,960
Repayments of borrowings on revolving credit facilities	(409,890)	(585,420)
Debt issuance costs	—	(2,160)
Retirement of senior subordinated notes	(100,000)	—

Net cash provided by (used for) financing activities	13,550	(7,710)

Cash and Cash Equivalents:
Increase for the period	560	150
At beginning of period	3,600	3,730

At end of period	$4,160	$3,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,880	$42,170

Cash paid for taxes	$6,840	$9,020

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Nine months Ended September 30, 2007

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780
Comprehensive income:
Net income	—	—	10,440	—	10,440
Amortization of defined benefit plan deferred loss (net of tax of $0.2 million) and recognition of postretirement benefit settlement gain (net of tax of $0.1 million) (Note 16)	—	—	—	140	140
Foreign currency translation	—	—	—	6,530	6,530

Total comprehensive income				6,670	17,110
Net proceeds from the Company's initial public offering of common stock (Note 2)	120	126,340	—	—	126,460
Non-cash compensation expense	—	340	—	—	340
Cumulative impact of change in accounting for benefit plans (net of tax of $1.3 million) (Note 16)	—	—	—	(2,230)	(2,230)
Cumulative impact of change in accounting for uncertainties in income taxes (Note 4)	—	—	(120)	—	(120)

Balances, September 30, 2007	$330	$525,750	$(204,900)	$53,160	$374,340

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, spinal and trauma implant products for the medical industry, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components and steel cartridge cases. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

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

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2006 Annual Report on Form 10-K.

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

$136,620

        In connection with the common stock offering and the use of proceeds therefrom, the Company incurred the following costs and expenses which are included in the Company's statement of operations for the nine months ended September 30, 2007 (in thousands):

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

        Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net sales	$—	$22,570	$6,550	$73,400

Loss from discontinued operations before income tax (expense) benefit	$—	$(18,030)	$(1,290)	$(27,060)
Income tax (expense) benefit	—	7,160	(50)	10,820

Loss from discontinued operations, net of income tax (expense) benefit	$—	$(10,870)	$(1,340)	$(16,240)

        Assets and liabilities of discontinued operations held for sale are summarized as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Receivables, net	$—	$7,750
Inventories, net	—	4,020

Total assets	$—	$11,770

Accounts payable	$—	$8,420
Accrued liabilities and other	—	15,110

Total liabilities	$—	$23,530

4.     Income Taxes

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a net increase of $0.1 million to reserves for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of accumulated deficit. Including the impact of the cumulative effect adjustment, as of January 1, 2007, the Company had unrecognized tax benefits of approximately $6.7 million. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of January 1, 2007, the Company had $0.8 million of accrued interest and penalties included in the reported amount of unrecognized tax benefits. Included in unrecognized tax benefits are $6.7 million of uncertain tax positions that would impact the effective tax rate if recognized. There have not been and there are no expected significant increases or decreases in the amounts of uncertain tax positions as of September 30, 2007.

        As of September 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2002 through 2006, and to non-U.S. income tax examinations for tax years 2000 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006. There are currently four income tax examinations, three state and local and one foreign, in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.

5.     Acquisitions

        During the third quarter of 2007, the Company completed two acquisitions. On July 12, 2007, the Company acquired certain assets from Quest Technologies LLC, expanding the Company's fifth-wheel product offerings in its Recreational Accessories segment. In addition, on August 1, 2007, the Company acquired all of the capital stock of DEW Technologies, Inc., a manufacturer of specialty, high-precision spinal and trauma implant products serving the orthopedic device industry. DEW Technologies is included in the Company's Industrial Specialties segment and broadens the Company's product offerings in the medical device industry.

        The allocation of the purchase price for these acquisitions is subject to refinement of management estimates and finalization of working capital adjustments. The purchase price of each of these acquisitions is also subject to adjustments resulting from earn-out clauses based on future operating results, which extend up to five years.

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company for the three and nine months ended September 30, 2007.

6.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2006	$186,680	$45,190	$62,720	$140,830	$94,310	$529,730
Goodwill from acquisitions	—	—	3,450	—	2,310	5,760
Adjustment to tax contingencies established in purchase accounting	—	—	—	(450)	310	(140)
Foreign currency translation and other	4,180	850	—	220	(2,280)	2,970

Balance, September 30, 2007	$190,860	$46,040	$66,170	$140,600	$94,650	$538,320

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2007 and December 31, 2006 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2007		As of December 31, 2006
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(dollars in thousands)
Customer relationships:
6–12 years	$27,980	$(17,380)	$26,500	$(15,900)
15–25 years	169,190	(46,890)	171,920	(40,730)

Total customer relationships	197,170	(64,270)	198,420	(56,630)

Technology and other:
1–15 years	26,510	(17,740)	26,010	(16,170)
17–30 years	40,670	(12,210)	40,180	(10,780)

Total technology and other	67,180	(29,950)	66,190	(26,950)

Trademark/Trade names (indefinite life)	62,940	(4,350)	63,400	(4,310)

	$327,290	$(98,570)	$328,010	$(87,890)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended September 30, 2007 and 2006, respectively, and $3.1 million and $3.0 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.8 million and $3.0 million, and $8.5 million and $9.2 million for the three and nine months ended September 30, 2007 and 2006, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

7.     Accounts Receivable Securitization

        TriMas is party to a receivables securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $1.1 million for each of the three month periods ended September 30, 2007 and 2006, and $3.0 million for each of the nine month periods ended September 30, 2007 and 2006. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of September 30, 2007 and December 31, 2006, the Company's funding under the facility was approximately $44.3 million and $19.6 million, respectively, with an additional $5.2 million and $29.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $38.8 million and $71.6 million at September 30, 2007 and December 31, 2006, respectively. The usage fee under the facility is 1.35%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on December 31, 2007.

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over LIBOR as prescribed under the terms of the securitization agreement. As of September 30, 2007 and 2006, the financing costs were based on an average liquidation period of the portfolio of approximately 1.2 months and 1.3 months, respectively, and an average discount rate of 2.9% for each period.

        In the three and nine months ended September 30, 2007 and 2006, the Company sold an undivided interest in approximately $3.9 million and $2.9 million, and $11.9 million and $9.1 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.2% and 1.7%, and 1.9% and 1.9%, respectively. Costs associated with these transactions were approximately $0.1 million and $0.05 million, and $0.2 million and $0.2 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

8.     Inventories

        Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Finished goods	$104,610	$83,310
Work in process	28,660	23,070
Raw materials	47,120	58,980

Total inventories	$180,390	$165,360

9.     Property and Equipment, Net

        Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Land and land improvements	$5,530	$5,310
Buildings	48,440	45,130
Machinery and equipment	263,710	227,030

	317,680	277,470
Less: Accumulated depreciation	125,400	112,270

Property and equipment, net	$192,280	$165,200

        Depreciation expense was $7.1 million and $5.6 million, and $18.7 million and $17.4 million for the three and nine months ended September 30, 2007 and 2006, respectively.

10.   Long-term Debt

        The Company's long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
U.S. bank debt	$263,690	$274,060
Non-U.S. bank debt and other	23,910	23,890
9 7/8% subordinated notes, due June 2012	336,930	436,540

	624,530	734,490
Less: Current maturities, long-term debt	10,190	9,700

Long-term debt	$614,340	$724,790

  U.S. Bank Debt

        During the third quarter of 2006, the Company successfully amended and restated its senior secured credit facilities which are comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). The Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. The amendment and restatement extended the Company's revolving credit facilities' maturity date to August 2, 2011, and the term loan maturity date to August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date), as well as reduced the interest rate margins on the revolving and term loan borrowings. At September 30, 2007 and December 31, 2006, the Company had letters of credit of approximately $36.4 million and $45.0 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 7.63% and 8.22% at September 30, 2007 and December 31, 2006, respectively.

        At September 30, 2007, the Company had $6.3 million outstanding under its revolving credit facility and had an additional $107.3 million potentially available after giving effect to the $36.4 million letters of credit issued and outstanding. Including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $112.5 million of borrowing capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $701.7 million and $645.3 million at September 30, 2007 and December 31, 2006, respectively, are presented in the financial information in Note 18, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2007.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

  Non-U.S. bank debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At September 30, 2007, the balance outstanding under this arrangement was $0.6 million at an interest rate of 6.95%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At September 30, 2007, the balance outstanding under this agreement was $5.5 million at an interest rate of 4.93%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2007, the balance outstanding under this agreement was $17.7 million at a weighted average interest rate of 6.8%.

  Notes

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), paying a $4.9 million call premium to effect the retirement.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2007, the Company was in compliance with all such covenant requirements.

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

        As of September 30, 2007, we were a party to approximately 1,697 pending cases involving an aggregate of approximately 9,662 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Nine months ended September 30, 2007	10,551	413	1,183	119	$7,095	$3,939,734

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,662 claims pending at September 30, 2007, 160 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 137 of the 160 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 23 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 143 of the 160 claims sought between $50,000 and $600,000 and 17 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 137 of the 160 claims sought between $1.0 million and $2.5 million and 23 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

12.   Related Parties

  Metaldyne Corporation

        On January 11, 2007, Metaldyne Corporation ("Metaldyne") merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. The remaining contractual obligations to Metaldyne, which previously were classified as "Due to Metaldyne" on the Company's balance sheet and were assumed in connection with the June 2002 common stock issuance and related financing transactions, are now classified as accrued liabilities in the accompanying consolidated balance sheet and were approximately $4.1 million at September 30, 2007.

  Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland Industrial Partners ("Heartland") $10.0 million to terminate its existing advisory services agreement. The advisory services had been provided for an annual fee of $4.0 million plus expenses. Heartland was paid $0 and $2.1 million for the three and nine month periods ended September 30, 2007, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2006, respectively, in fees and expenses for advisory services provided under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

  Related Party Sales

        The Company sold fastener products to Metaldyne in the amount of approximately $0 and $0.1 million for the three months ended September 30, 2007 and 2006, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2007 and 2006, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $1.3 million and $4.9 million in the three and nine months ended September 30, 2006, respectively. These amounts are included in results of discontinued operations. See Note 3, "Discontinued Operations and Assets Held for Sale."

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

        Industrial Specialties—A diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. Its products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, spinal and trauma implant products for the medical industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components and steel cartridge cases.

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

        Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(dollars in thousands)
Net Sales
Packaging Systems	$51,770	$53,410	$162,220	$158,450
Energy Products	40,330	38,500	122,930	117,170
Industrial Specialties	54,560	44,600	163,410	136,110
RV & Trailer Products	45,940	43,320	152,420	150,660
Recreational Accessories	69,580	64,760	238,720	234,870

Total	$262,180	$244,590	$839,700	$797,260

Operating Profit
Packaging Systems	$8,110	$9,940	$27,930	$27,970
Energy Products	4,860	5,810	16,930	17,280
Industrial Specialties	11,860	9,900	36,770	28,170
RV & Trailer Products	4,270	2,920	16,740	17,560
Recreational Accessories	4,920	3,910	17,420	14,270
Corporate expenses and management fees	(6,700)	(6,740)	(33,430)	(19,890)

Total	$27,320	$25,740	$82,360	$85,360

Adjusted EBITDA
Packaging Systems	$11,300	$13,370	$37,690	$38,400
Energy Products	5,670	6,330	19,030	19,030
Industrial Specialties	13,540	11,130	40,600	32,060
RV & Trailer Products	6,480	4,490	22,840	22,890
Recreational Accessories	7,710	6,540	25,130	22,460
Corporate expenses and management fees	(7,630)	(7,650)	(35,860)	(22,800)

Subtotal from continuing operations	37,070	34,210	109,430	112,040

Discontinued operations	—	(2,180)	(1,290)	(11,160)

Total company	$37,070	$32,030	$108,140	$100,880

        The following is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(dollars in thousands)
Net income (loss)	$6,580	$(13,130)	$10,440	$(7,030)
Income tax expense (benefit)	3,850	(8,350)	6,960	(5,720)
Interest expense	15,720	19,370	52,920	59,350
Debt extinguishment costs	—	8,610	7,440	8,610
Impairment of assets	—	15,850	—	15,850
Depreciation and amortization	10,920	9,680	30,380	29,820

Adjusted EBITDA, total company	$37,070	$32,030	$108,140	$100,880
Negative Adjusted EBITDA, discontinued operations	—	2,180	1,290	11,160

Adjusted EBITDA, continuing operations	$37,070	$34,210	$109,430	$112,040

14.   Stock Options and Awards

        The TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") provides for the issuance of equity-based incentives in various forms for up to an aggregate of 1,200,000 shares of the Company's common stock. In September 2007, the Company granted 291,500 restricted shares of its common stock to certain employees. Of the 291,500 restricted shares granted, 145,750 shares vest ratably over three years from the date of grant. The remaining 145,750 shares will also vest ratably over three years from the date of grant, but only if the Company meets or exceeds certain EBITDA targets for the year ended December 31, 2007. If the EBITDA targets are not met, these restricted shares will be cancelled.

        Information related to restricted shares at September 30, 2007 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Vesting Period (Years)
Outstanding at January 1, 2007	—	$—
Granted	291,500	—
Vested	—	—
Cancelled	—	—

Outstanding at September 30, 2007	291,500	$12.26	1.9

        As of September 30, 2007, there was approximately $3.2 million of unrecognized compensation cost related to unvested restricted shares.

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan") provides for the issuance of equity-based incentives in various forms, of which a total of 2,022,000 stock options have been approved for issuance under the 2002 Plan. As of September 30, 2007, the Company has 2,012,268 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the 2002 Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the 2002 Plan, one half of the vested options become exercisable 180 days following such public equity offering, and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering. No stock options under the 2002 Plan were exercisable as of September 30, 2007.

        The Company accounts for these stock options under Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

        The fair value of options which vested during the three and nine months ended September 30, 2007 was $0.04 million and $0.4 million, respectively. The fair value of options which vested during the three and nine months ended September 30, 2006 was $0 and $0.4 million, respectively. As of September 30, 2007, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.5 years.

        Information related to stock options at September 30, 2007 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,008,201	$20.89
Granted	5,000	23.00
Exercised	—	—
Cancelled	(933)	23.00

Outstanding at September 30, 2007	2,012,268	$20.89	5.8	$—

        The Company recognized stock-based compensation expense related to both stock options and restricted shares of approximately $0.2 million and $0.3 million before income taxes for the three and nine months ended September 30, 2007, respectively, and $0.4 million and $1.3 million before income taxes for the three and nine months ended September 30, 2006, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

15.   Earnings per Share

        The Company reports earnings per share in accordance with FASB Statement of Financial Standards No. 128 (SFAS No. 128), "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and nine months ended September 30, 2007 and 2006, respectively, and considered an outstanding warrant to purchase 750,000 shares of common stock at par value of $.01 per share, which was exercised on September 15, 2006. The warrant was exercised using a cashless exercise provision, which increased the outstanding number of shares of common stock by 749,500. Also included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 were 145,750 restricted shares of the Company's common stock granted on September 1, 2007. Options to purchase approximately 2,012,268 and 1,993,091 shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were excluded from the computation of net earnings (loss) per share because to do so would have been anti-dilutive for the periods presented.

16.   Defined Benefit Plans

        In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R)," which requires an employer to recognize in its balance sheet the funded status of its defined benefit pension and post-retirement benefit plans (collectively, "benefit plans"), measured as the difference between the fair value of the plan assets and the benefit obligation. Employers are also required to recognize as a component of other comprehensive income, net of tax, the actuarial and experience gains and losses and prior service costs and credits, to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor's fiscal year-end, and to provide additional disclosures.

        The required date of adoption of the recognition and disclosure provisions of SFAS No. 158 is different for an employer that is an issuer of publicly traded equity securities (as defined) and an employer that is not. An employer with publicly traded equity securities was required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because the Company had an S-1 Registration Statement pending with the Securities and Exchange Commission for the sale of common equity securities, the Company was required to adopt the requirement to recognize the funded status of its benefit plans and the disclosure requirements of SFAS 158 in its financial statements for the year ended December 31, 2006, but failed to do so. However, the Company concluded that the impact of not recognizing the funded status of its benefit plans in its balance sheet as of December 31, 2006 was immaterial as the impact was to understate reported liabilities by approximately $3.6 million, or 0.3% of total liabilities, and to overstate accumulated other comprehensive income by approximately $2.2 million, or 0.9% of total shareholders' equity.

        The Company adopted the recognition provisions of SFAS No. 158 effective March 31, 2007. The effect of adopting SFAS No. 158 on the Company's financial condition as of March 31, is summarized below:

	Pension Benefit		Postretirement Benefit
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
		(dollars in thousands)
Net asset (liability) recognized prior to impact of adopting FAS 158	$(4,050)	$(4,300)	$(6,070)	$(5,950)
Net adjustment to record difference between fair value of plan assets and benefit obligations	(1,770)	—	(1,800)	—

Net asset (liability) recognized, as adjusted	$(5,820)	$(4,300)	$(7,870)	$(5,950)

        Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and nine months ended September 30, 2007 and 2006:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service costs	$140	$160	$410	$470
Interest costs	410	400	1,220	1,190
Expected return on plan assets	(490)	(460)	(1,460)	(1,380)
Amortization of prior service cost	—	—	—	10
Amortization of net loss	110	130	340	390

Net periodic benefit cost	$170	$230	$510	$680

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Service costs	$20	$20	$70	$70
Interest costs	100	80	320	330
Gain on settlement of postretirement plan	—	—	(190)	—
Amortization of net loss	30	30	70	80

Net periodic benefit cost	$150	$130	$270	$480

        During the second quarter of 2007, the Company settled its obligation outstanding under one of its postretirement benefit plans, resulting in the recognition of a previously deferred gain of approximately $0.2 million.

        The Company contributed approximately $0.8 million and $1.9 million to its defined benefit pension plans during the three and nine months ending September 30, 2007, respectively. The Company expects to contribute approximately $2.2 million to its defined benefit pension plans for the full year 2007.

17.   Subsequent Event

        On October 4, 2007, the Company announced plans to close its manufacturing facility in Huntsville, Ontario, Canada by the end of 2007, and consolidate its operations into the Company's Goshen, Indiana manufacturing facility. The Company expects its Recreational Accessories segment to incur estimated pre-tax charges of approximately $11 million related to this action, of which approximately $10 million will be recognized in the fourth quarter of 2007, when management approved this action. The remaining approximate $1 million in estimated costs and expenses will be recognized in 2008. Approximately $4 million of the anticipated fourth quarter 2007 charge represents a non-cash charge related to accelerated depreciation on property and equipment.

18.   Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated September 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value), of which $100.0 million was subsequently retired in the second quarter of 2007 in connection with the Company's initial public offering. The remaining outstanding Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

	September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$510	$3,650	$—	$4,160
Trade receivables, net	—	83,400	22,200	—	105,600
Receivables, intercompany	—	—	560	(560)	—
Inventories	—	152,820	27,570	—	180,390
Deferred income taxes	—	23,400	910	—	24,310
Prepaid expenses and other current assets	—	5,910	1,510	—	7,420

Total current assets	—	266,040	56,400	(560)	321,880
Investments in subsidiaries	701,720	153,640	—	(855,360)	—
Property and equipment, net	—	131,070	61,210	—	192,280
Goodwill	—	436,830	101,490	—	538,320
Intangibles and other assets	19,280	248,380	9,050	(12,180)	264,530

Total assets	$721,000	$1,235,960	$228,150	$(868,100)	$1,317,010

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$4,810	$5,380	$—	$10,190
Accounts payable, trade	—	91,480	20,410	—	111,890
Accounts payable, intercompany	—	560	—	(560)	—
Accrued liabilities	9,730	55,280	10,570	—	75,580

Total current liabilities	9,730	152,130	36,360	(560)	197,660
Long-term debt	336,930	258,920	18,490	—	614,340
Deferred income taxes	—	84,960	17,780	(12,180)	90,560
Other long-term liabilities	—	38,230	1,880	—	40,110

Total liabilities	346,660	534,240	74,510	(12,740)	942,670

Total shareholders' equity	374,340	701,720	153,640	(855,360)	374,340

Total liabilities and shareholders' equity	$721,000	$1,235,960	$228,150	$(868,100)	$1,317,010

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$214,500	$60,290	$(12,610)	$262,180
Cost of sales	—	(155,160)	(47,830)	12,610	(190,380)

Gross profit	—	59,340	12,460	—	71,800
Selling, general and administrative expenses	—	(37,040)	(5,940)	—	(42,980)
Gain (loss) on dispositions of property and equipment	—	(1,530)	30	—	(1,500)

Operating profit	—	20,770	6,550	—	27,320
Other income (expense), net:
Interest expense	(8,510)	(6,550)	(660)	—	(15,720)
Other, net	(260)	(460)	(450)	—	(1,170)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,770)	13,760	5,440	—	10,430
Income tax (expense) benefit	3,310	(5,230)	(1,930)	—	(3,850)
Equity in net income (loss) of subsidiaries	12,040	3,510	—	(15,550)	—

Net income (loss)	$6,580	$12,040	$3,510	$(15,550)	$6,580

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$208,080	$43,870	$(7,360)	$244,590
Cost of sales	—	(151,460)	(33,590)	7,360	(177,690)

Gross profit	—	56,620	10,280	—	66,900
Selling, general and administrative expenses	—	(36,230)	(5,440)	—	(41,670)
Gain (loss) on dispositions of property and equipment	—	530	(20)	—	510

Operating profit	—	20,920	4,820	—	25,740
Other income (expense), net:
Interest expense	(10,840)	(7,630)	(900)	—	(19,370)
Debt extinguishment costs	—	(8,610)	—		(8,610)
Other, net	(510)	(80)	(610)	—	(1,200)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(11,350)	4,600	3,310	—	(3,440)
Income tax (expense) benefit	4,720	(1,820)	(1,720)	—	1,180
Equity in net income (loss) of subsidiaries	(6,500)	1,590	—	4,910	—

Income (loss) from continuing operations	(13,130)	4,370	1,590	4,910	(2,260)
Loss from discontinued operations	—	(10,870)	—	—	(10,870)

Net income (loss)	$(13,130)	$(6,500)	$1,590	$4,910	$(13,130)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$698,460	$185,090	$(43,850)	$839,700
Cost of sales	—	(501,000)	(150,160)	43,850	(607,310)

Gross profit	—	197,460	34,930	—	232,390
Selling, general and administrative expenses	—	(116,930)	(17,500)	—	(134,430)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain (loss) on dispositions of property and equipment	—	(1,380)	10	—	(1,370)

Operating profit	—	64,920	17,440	—	82,360
Other income (expense), net:
Interest expense	(30,080)	(20,520)	(2,320)	—	(52,920)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	3,650	(5,670)	(1,290)	—	(3,310)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(33,870)	38,730	13,830	—	18,690
Income tax (expense) benefit	12,180	(14,240)	(4,850)	—	(6,910)
Equity in net income (loss) of subsidiaries	32,130	8,980	—	(41,110)	—

Income (loss) from continuing operations	10,440	33,470	8,980	(41,110)	11,780
Loss from discontinued operations	—	(1,340)	—	—	(1,340)

Net income (loss)	$10,440	$32,130	$8,980	$(41,110)	$10,440

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$692,060	$138,060	$(32,860)	$797,260
Cost of sales	—	(507,530)	(107,290)	32,860	(581,960)

Gross profit	—	184,530	30,770	—	215,300
Selling, general and administrative expenses	—	(114,050)	(16,300)	—	(130,350)
Gain (loss) on dispositions of property and equipment	—	430	(20)	—	410

Operating profit	—	70,910	14,450	—	85,360
Other income (expense), net:
Interest expense	(32,100)	(23,980)	(3,240)	—	(59,320)
Debt extinguishment costs	—	(8,610)	—		(8,610)
Other, net	480	(3,290)	(310)	—	(3,120)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(31,620)	35,030	10,900	—	14,310
Income tax (expense) benefit	13,180	(14,470)	(3,810)	—	(5,100)
Equity in net income (loss) of subsidiaries	11,410	7,090	—	(18,500)	—

Income (loss) from continuing operations	(7,030)	27,650	7,090	(18,500)	9,210
Loss from discontinued operations	—	(16,240)	—	—	(16,240)

Net income (loss)	$(7,030)	$11,410	$7,090	$(18,500)	$(7,030)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(21,890)	$54,110	$14,660	$—	$46,880

Cash Flows from Investing Activities:
Capital expenditures	—	(16,130)	(6,390)	—	(22,520)
Acquisition of leased assets	—	(29,960)	—	—	(29,960)
Acquisition of businesses, net of cash acquired	—	(13,540)	—	—	(13,540)
Net proceeds from disposition of businesses and other assets	—	6,150	—	—	6,150

Net cash used for investing activities	—	(53,480)	(6,390)	—	(59,870)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	126,460	—	—	—	126,460
Repayments of borrowings on senior credit facilities	—	(1,950)	(650)	—	(2,600)
Proceeds from borrowings on revolving credit facilities	—	391,780	7,800	—	399,580
Repayments of borrowings on revolving credit facilities	—	(400,200)	(9,690)	—	(409,890)
Retirement of senior subordinated notes	(100,000)	—	—	—	(100,000)
Intercompany transfers (to) from subsidiaries	(4,570)	9,790	(5,220)	—	—

Net cash provided by (used for) financing activities	21,890	(580)	(7,760)	—	13,550

Cash and Cash Equivalents:
Increase (decrease) for the period	—	50	510	—	560
At beginning of period	—	460	3,140	—	3,600

At end of period	$—	$510	$3,650	$—	$4,160

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activites	$(21,620)	$32,250	$15,830	$—	$26,460

Cash Flows from Investing Activities:
Capital expenditures	—	(11,600)	(4,840)	—	(16,440)
Acquisition of leased assets	—	(3,140)	—	—	(3,140)
Net proceeds from disposition of businesses and other assets	—	980	—	—	980

Net cash used for investing activities	—	(13,760)	(4,840)	—	(18,600)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,940)	(190)	—	(2,130)
Repayments of term loan facilities	—	(254,960)	—	—	(254,960)
Proceeds from term loan facilities	—	260,000	—	—	260,000
Proceeds from borrowings on revolving credit facilities	—	576,960	—	—	576,960
Repayments of borrowings on revolving credit facilities	—	(577,400)	(8,020)	—	(585,420)
Debt issuance costs		(2,160)	—	—	(2,160)
Intercompany transfers (to) from subsidiaries	21,620	(18,900)	(2,720)	—	—

Net cash provided by (used for) financing activities	21,620	(18,400)	(10,930)	—	(7,710)

Cash and Cash Equivalents:
Increase for the period	—	90	60	—	150
At beginning of period	—	250	3,480	—	3,730

At end of period	$—	$340	$3,540	$—	$3,880

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

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA and cash flows from operating activities for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income (loss)	$6,580	$(13,130)	$10,440	$(7,030)
Income tax expense (benefit)	3,850	(8,350)	6,960	(5,720)
Interest expense	15,720	19,370	52,920	59,350
Debt extinguishment costs	—	8,610	7,440	8,610
Impairment of assets	—	15,850	—	15,850
Depreciation and amortization	10,920	9,680	30,380	29,820

Adjusted EBITDA, total company	$37,070	$32,030	$108,140	$100,880
Interest paid	(6,370)	(8,250)	(40,880)	(42,170)
Taxes paid	(1,830)	(2,290)	(6,840)	(9,020)
(Gain) loss on dispositions of property and equipment	1,500	(440)	1,570	2,690
Receivables sales and securitization, net	(4,720)	(20,460)	28,610	(2,360)
Net change in working capital	(4,710)	8,530	(43,720)	(23,560)

Cash flows provided by operating activities	$20,940	$9,120	$46,880	$26,460

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Facility and business consolidation costs (a)	$370	$130	$740	$170
Business unit restructuring costs (b)	—	80	—	260
Acquisition integration costs (c)	—	220	—	710
Advisory services agreement termination fee (d)	—	—	10,000	—
Costs for early termination of operating leases (e)	—	—	4,230	—

	$370	$430	$14,970	$1,140

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information of continuing operations for our five business segments for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	As a Percentage of Net Sales	2006	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$51,770	19.8%	$53,410	21.9%
Energy Products	40,330	15.4%	38,500	15.7%
Industrial Specialties	54,560	20.8%	44,600	18.2%
RV & Trailer Products	45,940	17.5%	43,320	17.7%
Recreational Accessories	69,580	26.5%	64,760	26.5%

Total	$262,180	100.0%	$244,590	100.0%

Gross Profit:
Packaging Systems	$14,880	28.7%	$16,460	30.8%
Energy Products	10,900	27.0%	11,090	28.8%
Industrial Specialties	16,340	29.9%	13,330	29.9%
RV & Trailer Products	10,030	21.8%	8,010	18.5%
Recreational Accessories	19,650	28.2%	18,010	27.8%

Total	$71,800	27.4%	$66,900	27.4%

Selling, General and Administrative:
Packaging Systems	$6,780	13.1%	$6,530	12.2%
Energy Products	6,020	14.9%	5,260	13.7%
Industrial Specialties	4,560	8.4%	4,030	9.0%
RV & Trailer Products	5,660	12.3%	5,010	11.6%
Recreational Accessories	14,550	20.9%	14,100	21.8%
Corporate expenses and management fees	5,410	N/A	6,740	N/A

Total	$42,980	16.4%	$41,670	17.0%

Operating Profit:
Packaging Systems	$8,110	15.7%	$9,940	18.6%
Energy Products	4,860	12.1%	5,810	15.1%
Industrial Specialties	11,860	21.7%	9,900	22.2%
RV & Trailer Products	4,270	9.3%	2,920	6.7%
Recreational Accessories	4,920	7.1%	3,910	6.0%
Corporate expenses and management fees	(6,700)	N/A	(6,740)	N/A

Total	$27,320	10.4%	$25,740	10.5%

Adjusted EBITDA:
Packaging Systems	$11,300	21.8%	$13,370	25.0%
Energy Products	5,670	14.1%	6,330	16.4%
Industrial Specialties	13,540	24.8%	11,130	25.0%
RV & Trailer Products	6,480	14.1%	4,490	10.4%
Recreational Accessories	7,710	11.1%	6,540	10.1%
Corporate expenses and management fees	(7,630)	N/A	(7,650)	N/A

Subtotal from continuing operations	37,070	14.1%	34,210	14.0%

Discontinued operations	—	N/A	(2,180)	N/A

Total company	$37,070	14.1%	$32,030	13.1%

        The following table summarizes financial information of continuing operations for our five business segments for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	As a Percentage of Net Sales	2006	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$162,220	19.3%	$158,450	19.9%
Energy Products	122,930	14.6%	117,170	14.7%
Industrial Specialties	163,410	19.5%	136,110	17.1%
RV & Trailer Products	152,420	18.2%	150,660	18.9%
Recreational Accessories	238,720	28.4%	234,870	29.5%

Total	$839,700	100.0%	$797,260	100.0%

Gross Profit:
Packaging Systems	$48,570	29.9%	$47,200	29.8%
Energy Products	35,310	28.7%	34,330	29.3%
Industrial Specialties	50,320	30.8%	39,950	29.4%
RV & Trailer Products	34,550	22.7%	32,860	21.8%
Recreational Accessories	63,640	26.7%	60,960	26.0%

Total	$232,390	27.7%	$215,300	27.0%

Selling, General and Administrative:
Packaging Systems	$20,850	12.9%	$19,260	12.2%
Energy Products	18,340	14.9%	16,850	14.4%
Industrial Specialties	13,640	8.3%	12,310	9.0%
RV & Trailer Products	17,640	11.6%	15,260	10.1%
Recreational Accessories	46,040	19.3%	46,780	19.9%
Corporate expenses and management fees	17,920	N/A	19,890	N/A

Total	$134,430	16.0%	$130,350	16.3%

Operating Profit:
Packaging Systems	$27,930	17.2%	$27,970	17.7%
Energy Products	16,930	13.8%	17,280	14.7%
Industrial Specialties	36,770	22.5%	28,170	20.7%
RV & Trailer Products	16,740	11.0%	17,560	11.7%
Recreational Accessories	17,420	7.3%	14,270	6.1%
Corporate expenses and management fees	(33,430)	N/A	(19,890)	N/A

Total	$82,360	9.8%	$85,360	10.7%

Adjusted EBITDA:
Packaging Systems	$37,690	23.2%	$38,400	24.2%
Energy Products	19,030	15.5%	19,030	16.2%
Industrial Specialties	40,600	24.8%	32,060	23.6%
RV & Trailer Products	22,840	15.0%	22,890	15.2%
Recreational Accessories	25,130	10.5%	22,460	9.6%
Corporate expenses and management fees	(35,860)	N/A	(22,800)	N/A

Subtotal from continuing operations	109,430	13.0%	112,040	14.1%

Discontinued operations	(1,290)	N/A	(11,160)	N/A

Total company	$108,140	12.9%	$100,880	12.7%

Results of Operations

        The principal factors impacting us during the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006, were:

  •
  continued economic expansion and a strong industrial economy which impacted end user demand in our specialty gasket business in our Energy Products business segment and across our Industrial Specialties business segment;

  •
  the continued impact of soft end-market demand and significant competitive pricing pressures within certain sales channels in our Recreational Accessories and RV & Trailer Products segments, offset by increases in sales volumes in our retail business and the continued benefits realized from our foreign sourcing strategies;

  •
  the impact of economic weakness in the general paint and chemical industries, resulting in pricing pressure and reduced end-market demand for our industrial closure, ring and lever products in our Packaging Systems segment;

  •
  completion of our initial public offering of our common stock ("IPO") and use of proceeds therefrom to retire $100.0 million face value of senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement;

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

        Overall, net sales increased $17.6 million, or approximately 7.2%, for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006. Of this amount, approximately $3.7 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales decreased $1.6 million, or approximately 3.1%, primarily as a result of decreases in our industrial closure, ring and lever products. Net sales within Energy Products increased $1.8 million, or approximately 4.8%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $10.0 million, or approximately 22.3%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products increased $2.6 million, or approximately 6.0%, primarily due to favorable currency exchange and increased sales in our electrical products business, partially offset by reduced sales in our trailer products and Australian business due to weak end-market demand. Recreational Accessories' net sales increased $4.8 million, or 7.4%, primarily as a result of increased sales from new programs in our retail channel.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.4% for each of the three months ended September 30, 2007 and 2006. Packaging Systems' gross profit margin decreased to 28.7% for the three months ended September 30, 2007, from 30.8% for the three months ended September 30, 2006, due primarily to decreased sales, lower material margins and an unfavorable product sales mix. Energy Products' gross profit margin decreased to 27.0% for the three months ended September 30, 2007, as compared to 28.8% for the three months ended September 30, 2006, due primarily to lower sales and higher costs in our engine business, partially offset by increases in sales and gross profit margins in our specialty gasket business. Gross profit margin within Industrial Specialties approximated 29.9% in each of the three months ended September 30, 2007 and 2006, as this segment has maintained its gross margins on the incremental sales year-over-year. RV & Trailer Products' gross profit margin increased to 21.8% for the three months ended September 30, 2007, from 18.5% for the three months ended September 30, 2006, due to the increase in sales in our electrical products business and improved gross margins in our Australian business, partially offset by lower sales volumes in our trailer products and Australian businesses. Recreational Accessories' gross profit margin increased to 28.2% for the three months ended September 30, 2007, from 27.8% for the three months ended September 30, 2006, due primarily to the benefits of operational improvements made in 2006 and the continued benefit of sourcing initiatives in our towing products business.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.4% and 10.5% for the three months ended September 30, 2007 and 2006, respectively. Operating profit increased $1.6 million, or 6.1%, to $27.3 million for the quarter ended September 30, 2007, from $25.7 million for the quarter ended September 30, 2006, primarily due to sales volume increases and margin improvements in our Industrial Specialties, RV & Trailer Products and Recreational Accessories segments. Packaging Systems' operating profit margin was 15.7% and 18.6% in the three months ended September 30, 2007 and 2006, respectively. Operating profit decreased $1.8 million, or approximately 18.4%, for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, due to a decrease in sales, reduced material margins and increased selling costs associated with our sales growth initiatives. Energy Products' operating profit margin was 12.1% and 15.1% for the three months ended September 30, 2007 and 2006, respectively. Operating profit decreased $0.9 million, or approximately 16.4%, for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, due primarily to sales volume declines in our engine business, partially offset by increases in sales and operating margins in our specialty gasket business. Industrial Specialties' operating profit margin was 21.7% and 22.2% for the three months ended September 30, 2007 and 2006, respectively. Operating profit increased $2.0 million, or approximately 19.8%, for the three months ended September 30, 2007 as compared with the three months ended September 30, 2006, due primarily to higher sales levels between years. RV & Trailer Products' operating profit margin increased to 9.3% for the quarter ended September 30, 2007, from 6.7% for the quarter ended September 30, 2006. Operating profit increased $1.4 million in the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, due primarily to the increased sales volumes in our electrical products business and improved operating margins in our Australian business, partially offset by the sales volume decline between years in our trailering products and Australian businesses. Recreational Accessories' operating profit margin was 7.1% and 6.0% in the three months ended September 30, 2007 and 2006, respectively. Operating profit increased $1.0 million in the three months ended September 30, 2007, compared with the three months ended September 30, 2006, primarily due to increased sales in our retail business and as a result of the benefits of operational improvements made in 2006 and the continued benefit of sourcing initiatives in our towing products business.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.1% and 14.0% for the three months ended September 30, 2007 and 2006, respectively. Adjusted EBITDA increased $2.9 million for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, consistent with the increase in operating profit between years plus approximately $1.5 million of incremental depreciation expense in the three months ended September 30, 2007 as compared with the three months ended September 30, 2006, related primarily to approximately $17.1 million of assets previously leased that were purchased using IPO proceeds in the second quarter of 2007.

        Packaging Systems.    Net sales decreased $1.6 million, or 3.1%, to $51.8 million for the quarter ended September 30, 2007, as compared to $53.4 million for the quarter ended September 30, 2006. The decrease in sales is due primarily to approximately $2.3 million of reduced sales of our industrial closures, rings and levers as a result of lower demand and pricing pressures in the general paint and chemical industries. In addition, sales of our specialty dispensing products decreased approximately $0.3 million due primarily to timing of our customers' food and beverage promotions. Sales of our specialty tapes, laminates and insulation products declined approximately $0.3 million due to reduced end market demand in the commercial construction and metal building markets. These results were partially offset by approximately $1.3 million of favorable currency exchange as our reported results in U.S dollars were positively impacted as a result of stronger foreign currencies.

        Packaging Systems' gross profit decreased approximately $1.6 million to $14.9 million, or 28.7% of sales, for the three months ended September 30, 2007, as compared to $16.5 million, or 30.8% of sales, for the three months ended September 30, 2006. Of the decrease in gross profit between years, approximately $0.5 million is attributed to the decline in sales levels and approximately $0.7 million is attributed to decreased material margins resulting from increased steel and plastic resin prices not able to be fully recovered from customers and a less favorable change in sales mix. In addition, Packaging Systems incurred approximately $0.8 million of incremental labor and overhead costs associated with investment in new products and increased energy and inbound freight charges. These results were partially offset by approximately $0.4 million of favorable currency exchange.

        Packaging Systems' selling, general and administrative costs increased approximately $0.3 million to $6.8 million, or 13.1% of sales, for the three months ended September 30, 2007, as compared to $6.5 million, or 12.2% of sales, for the three months ended September 30, 2006, primarily as a result of increased selling costs associated with our new product sales growth initiatives.

        Packaging Systems' operating profit decreased $1.8 million to $8.1 million, or 15.7% of sales, for the three months ended September 30, 2007, as compared to $9.9 million, or 18.6% of sales, for the three months ended September 30, 2006, due primarily to the decline in sales levels, decreased material margins and increased labor, overhead and selling costs related to our sales growth initiatives.

        Packaging Systems' Adjusted EBITDA decreased $2.1 million to $11.3 million, or 21.8% of sales, for the three months ended September 30, 2007, from $13.4 million, or 25.0% of sales, for the three months ended September 30, 2006, consistent with the decrease in operating profit between years.

        Energy Products.    Net sales for the quarter ended September 30, 2007 increased $1.8 million, or 4.8%, to $40.3 million, compared to $38.5 million for the quarter ended September 30, 2006. Sales of specialty gaskets and related fastening hardware increased $5.0 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased $3.2 million in the third quarter of 2007, as compared to the third quarter of 2006, primarily as a result of the continuing impact of lower rig count activity in the Canadian natural gas market.

        Gross profit within Energy Products decreased $0.2 million to $10.9 million, or 27.0% of sales, in the three months ended September 30, 2007, from $11.1 million, or 28.8% of sales, in the three months ended September 30, 2006. The increase in sales levels and operational leverage between years in our specialty gasket business resulted in approximately $1.7 million of improved gross profit. This improvement was offset by approximately $1.9 million in lower gross profit associated with sales volume decreases of slow speed and compressor engines, as well as higher wage and benefit costs related to new products in our engine business.

        Selling, general and administrative expenses within Energy Products increased $0.7 million to $6.0 million, or 14.9% of sales, in the three months ended September 30, 2007, from $5.3 million, or 13.7% of sales, in the third quarter of 2006. Of the increase, approximately $0.4 million is related to increased compensation and commission expenses, and $0.3 million is related to higher asbestos litigation defense costs in our specialty gasket business relative to the third quarter of 2006.

        Overall, operating profit within Energy Products decreased $0.9 million to $4.9 million, or 12.1% of sales in the three months ended September 30, 2007, from $5.8 million, or 15.1% of sales, in the three months ended September 30, 2006, due principally to sales volume declines in our engine business and increased selling, general and administrative expenses, partially offset by increases in operating profit in our specialty gasket business due to higher sales levels and improved margins.

        Energy Products' Adjusted EBITDA decreased $0.6 million to $5.7 million, or 14.1% of sales, for the quarter ended September 30, 2007, from $6.3 million, or 16.4% of sales, for the quarter ended September 30, 2006, consistent with the decline in operating profit between years.

        Industrial Specialties.    Net sales for the three months ended September 30, 2007 increased $10.0 million, or 22.3%, to $54.6 million, from $44.6 million in the three months ended September 30, 2006. Net sales in the three months ended September 30, 2007 increased 23.7% in our aerospace fastener business, as we continued to experience strong market demand, and 14.3% in our industrial cylinders business, as demand for our new ISO cylinder continued to be strong. Net sales increased 52.8% in our defense business, due to large orders for our M72 Launcher placed by customers in Australia and Canada and the continued buildup of cartridge case inventory by our customers in advance of the base closure and relocation scheduled for 2009, and 12.8% in our precision cutting tools business as a result of launching new medical products with our existing customers and strengthening in our private label and specials product offering. Sales within our specialty fittings business declined approximately 6.6% in the third quarter of 2007 compared to third quarter of 2006 due to continued weak demand in the domestic automotive market. Finally, the group benefited from the acquisition of a medical device manufacturer in August 2007.

        Gross profit within Industrial Specialties increased $3.0 million to $16.3 million, or 29.9% of sales, for the three months ended September 30, 2007, as compared to $13.3 million, or 29.9% of sales, for the three months ended September 30, 2006. The increase in gross profit is primarily the result of sales volume increases between years.

        Selling, general and administrative expenses increased $0.6 million to $4.6 million, or 8.4% of sales, in the three months ended September 30, 2007, as compared to $4.0 million, or 9.0% of sales, in the three months ended September 30, 2006, as this segment was able to maintain its level of discretionary spending in selling, general and administrative expenses relative to the increases in sales.

        Operating profit for the three months ended September 30, 2007 increased $2.0 million to $11.9 million, or 21.7% of sales, as compared to $9.9 million, or 22.2% of sales, for the three months ended September 30, 2006, due primarily to higher sales levels between years. The decrease in operating profit as a percent of sales was attributed to a less favorable mix in our defense and aerospace businesses in the third quarter of 2007 as compared to the third quarter of 2006.

        Industrial Specialties' Adjusted EBITDA increased $2.4 million to $13.5 million, or 24.8% of sales, for the three months ended September 30, 2007, from $11.1 million, or 25.0% of sales, for the three months ended September 30, 2006, consistent with the improvement in operating profit between years.

        RV & Trailer Products.    Net sales increased $2.6 million to $45.9 million for the three months ended September 30, 2007, as compared to $43.3 million for the three months ended September 30, 2006. Net sales were favorably impacted by approximately $1.5 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, sales within our electrical products business increased by approximately $2.6 million in the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, due primarily to sales of new products. However, these increases were partially offset by continued soft demand in certain end-markets and pricing pressure across our trailer products and Australian businesses.

        RV & Trailer Products' gross profit increased $2.0 million to $10.0 million, or 21.8% of sales, for the three months ended September 30, 2007, from approximately $8.0 million, or 18.5% of sales, in the three months ended September 30, 2006. Of the increase in gross profit between years, $0.4 million is attributed to the aforementioned favorable currency exchange impact and $0.5 million is attributed to the higher overall sales volumes, primarily driven by new product sales in our electrical products business. The remaining increase in gross profit is due to improved gross margins within our Australian business, primarily due to material margin increases and completion of the closure of the Wakerley facility in August 2007, which eliminated certain duplicative costs and other manufacturing inefficiencies, and the costs of the start-up of our new facility in Thailand in 2006, which did not recur.

        Selling, general and administrative expenses increased $0.7 million to $5.7 million, or 12.3% of sales, in the three months ended September 30, 2007, as compared to $5.0 million, or 11.6% of sales, in the three months ended September 30, 2006, due primarily to increases in compensation and sales-related support activities associated with the launch of new commercial programs at our Thailand facility during the third quarter of 2007.

        RV & Trailer Products' operating profit increased $1.4 million, to approximately $4.3 million, or 9.3% of sales, in the three months ended September 30, 2007, from $2.9 million, or 6.7% of net sales, in the three months ended September 30, 2006. The increase in operating profit between years is primarily due to increased sales in our electrical products business and margin improvements in our Australian business, partially offset by the lower sales volumes in our trailer products and Australian businesses.

        RV & Trailer Products' Adjusted EBITDA increased $2.0 million to $6.5 million, or 14.1% of sales, for the three months ended September 30, 2007, from $4.5 million, or 10.4% of sales, for the three months ended September 30, 2006, consistent with the increase in operating profit between years and as a result of higher depreciation expense in 2007 related to new capital projects and the acquisition of assets previously leased that were purchased using IPO proceeds in the second quarter of 2007.

        Recreational Accessories.    Net sales increased $4.8 million to $69.6 million for the three months ended September 30, 2007, from $64.8 million in the three months ended September 30, 2006, due primarily an approximate 14% sales increase in our retail channel, primarily driven by new programs and market share gains with our specialty automotive retail customers in the third quarter of 2007. Sales in our installer, distributor and original equipment customer groups increased by approximately 3% as compared to the third quarter of 2006 as a result of market share gains. In addition, sales were favorably impacted by approximately $0.7 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies.

        Gross profit within Recreational Accessories increased $1.6 million to $19.6 million, or 28.2% of sales, for the three months ended September 30, 2007, as compared to $18.0 million, or 27.8% of sales, for the three months ended September 30, 2006. Of the increase in gross profit, approximately $1.3 million is attributed to the sales level increase between years. In addition, Recreational Accessories continues to increase its sourcing initiatives, from which this segment achieved further improvement in its margins.

        Recreational Accessories' selling, general and administrative expenses increased $0.5 million to $14.6 million, or 20.9% of sales, for the three months ended September 30, 2007, from $14.1 million, or 21.8%, in the three months ended September 30, 2006. The increase between years was due primarily to higher advertising and promotion expense incurred in connection with the increased sales in our retail business. However, this segment was able to lower its selling, general and administrative expenses as a percentage of sales as it has rationalized its distribution network and reduced its discretionary spending in its towing products business.

        Recreational Accessories' operating profit increased $1.0 million to approximately $4.9 million, or 7.1% of sales, in the three months ended September 30, 2007, from $3.9 million, or 6.0% of sales, in the three months ended September 30, 2006. The improvement in operating profit between years is primarily the result of increased sales in both the retail and towing products businesses as well as reduced discretionary spending and distribution expenses in our towing products business.

        Recreational Accessories' Adjusted EBITDA increased $1.2 million to $7.7 million, or 11.1% of sales, for the three months ended September 30, 2007, from $6.5 million, or 10.1% of sales, for the three months ended September 30, 2006, consistent with the improvement in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended September 30,
	2007	2006
	(in millions)
Corporate operating expenses	$4.2	$2.3
Employee costs and related benefits	2.5	3.4
Management fees and expenses	—	1.0

Corporate expenses and management fees—operating profit	$6.7	$6.7
Receivables sales and securitization expenses	1.2	1.2
Depreciation	(0.1)	(0.1)
Other, net	(0.2)	(0.2)

Corporate expenses and management fees—Adjusted EBITDA	$7.6	$7.6

        Corporate operating expenses increased $1.9 million to $4.2 million in the three months ended September 30, 2007, from $2.3 million in the three months ended September 30, 2006. The increase between years is due primarily to increased professional fees expense related to our ongoing efforts to comply with the requirements of Sarbanes-Oxley, increased costs for directors and officers insurance as a result of completing our IPO and higher operating expenses associated with our Asian sourcing office. Employee costs and related benefits declined $0.9 million to $2.5 million in the quarter ended September 30, 2007, from $3.4 million in the quarter ended September 30, 2006, primarily due to higher incentive compensation costs in the year ago period. Management fees decreased $1.0 million between years due to the termination of our advisory services agreement with Heartland in connection with the completion of our IPO in May 2007.

        Interest Expense.    Interest expense decreased approximately $3.7 million to $15.7 million for the three months ended September 30, 2007, as compared to $19.4 million for the three months ended September 30, 2006. Of this decrease, approximately $2.5 million resulted from the retirement of $100.0 million senior subordinated notes in June 2007 in connection with the use of IPO proceeds. The decrease in interest expense was the result of a decrease in weighted average variable rate borrowings outstanding between periods and a decrease in our weighted average interest rate on variable rate borrowings to approximately 7.5% during the third quarter of 2007, from approximately 8.3% during the third quarter of 2006.

        Other Expense, Net.    Other expense, net remained flat at approximately $1.2 million for the three months ended September 30, 2007 and 2006. The amounts in both periods primarily represent expenses incurred in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs.

        Income Taxes.    The effective income tax rates for the three months ended September 30, 2007 and 2006 were 37% and 34%, respectively. The increase in the effective rate in the quarter ended September 30, 2007 compared to the same period a year ago is primarily related to a shift in pre-tax income from lower-taxed jurisdictions to higher-taxed jurisdictions. In the quarter ended September 30, 2007, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $4.4 million and $6.0 million, respectively. In the quarter ended September 30, 2006, the

Company reported foreign pre-tax income of approximately $6.2 million and domestic pre-tax loss from continuing operations of approximately $9.6 million.

        Discontinued Operations.    The results of discontinued operations consisted of our industrial fastening business through February 2007, when the sale of this business was completed, and our asphalt-coated paper business through June 2006, when the sale of that business was completed. There was no activity related to these former operations in the three months ended September 30, 2007. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine months Ended September 30, 2007 Compared with Nine months Ended September 30, 2006

        Overall, net sales increased $42.4 million, or approximately 5.3%, for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Of this increase, approximately $8.7 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $3.8 million, or approximately 2.4%, primarily as a result of an increase in our specialty dispensing and new product sales. Net sales within Energy Products increased $5.8 million, or approximately 4.9%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities. Net sales within Industrial Specialties increased $27.3 million, or approximately 20.1%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products increased $1.8 million, or approximately 1.2%, due to new product sales in our electrical products business, partially offset by reduced sales in our trailering products and Australian businesses, due principally to soft market demand and downward market pricing pressures. Recreational Accessories' net sales increased $3.9 million, or 1.6%, due to increases in our retail channel, partially offset by continued soft demand in the installer and original equipment market channels in our towing products business.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.7% and 27.0% for the nine months ended September 30, 2007 and 2006, respectively. Packaging Systems' gross profit margin increased to 29.9% for the nine months ended September 30, 2007, from 29.8% for the nine months ended September 30, 2006, as this segment's margin benefited primarily from higher sales of new products between years. Energy Products' gross profit margin decreased to 28.7% for the nine months ended September 30, 2007, from 29.3% for the nine months ended September 30, 2006, primarily as a result of declines in sales and margins of our engine business, partially offset by continued increases in sales and operating margins in our specialty gasket business. Gross profit margin within Industrial Specialties increased to 30.8% for the nine months ended September 30, 2007, from 29.4% in the nine months ended September 30, 2006, due principally to the increase in sales levels year-over-year and a more favorable product sales mix in the first three quarters of 2007. RV & Trailer Products' gross profit margin increased to 22.7% for the nine months ended September 30, 2007, from 21.8% for the nine months ended September 30, 2006, primarily due to a favorable sales mix change resulting from increased sales of new products in our electrical products business. Recreational Accessories' gross profit margin increased to 26.7% for the nine months ended September 30, 2007, from 26.0% for the nine months ended September 30, 2006, due primarily to the continued benefits of our sourcing and other cost savings initiatives.

        Operating profit margin (operating profit as a percentage of sales) approximated 9.8% and 10.7% for the nine months ended September 30, 2007 and 2006, respectively. Operating profit decreased $3.0 million, or 3.5%, to $82.4 million for the quarter ended September 30, 2007, from $85.4 million for the quarter ended September 30, 2006, primarily due to the impact of the use of IPO proceeds, including a $10.0 million payment to Heartland as a contractual settlement in exchange for termination of their right to receive a $4.0 million annual fee under an advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems' operating profit margin was 17.2% and 17.7% for the nine months ended September 30, 2007 and 2006, respectively. Operating profit remained essentially flat at approximately $27.9 million for the nine months ended September 30, 2007 and 2006, due to a less favorable product sales mix and increased selling costs in support of our sales growth initiatives. Energy Products' operating profit margin was 13.8% and 14.7%, respectively, for each of the nine months ended September 30, 2007 and 2006. Operating profit decreased $0.4 million, or approximately 2.0%, for the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, due primarily to decreases in sales and higher operating expenses in our engine business, partially offset by increased sales levels and operating margins in our specialty gasket business. Industrial Specialties' operating profit margin was 22.5% and 20.7% for the nine months ended September 30, 2007 and 2006, respectively. Operating profit increased $8.6 million, or approximately 30.5%, for the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006, due primarily to higher sales levels between years, a more favorable product sales mix and other operational improvements. RV & Trailer Products' operating profit margin declined to 11.0% for the nine months ended September 30, 2007, from 11.7% for the nine months ended September 30, 2006. Operating profit decreased $0.8 million in the nine months ended September 30, 2007, as compared with the nine months ended September 30, 2006, due primarily to the sales volume decline between years and the inefficiencies in our Australian operations due to the planned closure of one facility and start-up of the new facility in Thailand, partially offset by increased sales and margins in our electrical products business. Recreational Accessories' operating profit margin was 7.3% and 6.1% in the nine months ended September 30, 2007 and 2006, respectively. Operating profit increased $3.2 million in the nine months ended September 30, 2007, compared with the nine months ended September 30, 2006, primarily due to the continued benefits of our sourcing and other cost savings initiatives and the consolidation of our distribution facilities and lower discretionary spending in our towing products business.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.0% and 14.1% for the nine months ended September 30, 2007 and 2006, respectively. Adjusted EBITDA decreased $2.6 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, consistent with the decrease in operating profit between years.

        Packaging Systems.    Net sales increased $3.8 million, or 2.4%, to $162.2 million for the nine months ended September 30, 2007, as compared to $158.4 million for the nine months ended September 30, 2006. The increase in sales is primarily due to approximately $2.7 million of higher sales of our specialty dispensing products and new product introductions and $3.9 million of favorable currency exchange as our reported results in U.S dollars were positively impacted as a result of stronger foreign currencies. These increases in sales were offset by decreases in sales of our industrial closures, rings and levers of approximately $2.5 million and decreases in sales of our specialty tapes, laminates and insulation products of approximately $0.3 million.

        Packaging Systems' gross profit increased approximately $1.4 million to $48.6 million, or 29.9% of sales, for the nine months ended September 30, 2007, as compared to $47.2 million, or 29.8% of sales, for the nine months ended September 30, 2006. The increase in gross profit between years is primarily attributed to favorable currency exchange, as incremental margin from increased sales levels was substantially offset by a less favorable product sales mix, with lower margin products comprising a larger percentage of the total sales in the nine months ended September 30, 2007 than in the nine months ended September 30, 2006.

        Packaging Systems' selling, general and administrative costs increased approximately $1.6 million to $20.9 million, or 12.9% of sales, for the nine months ended September 30, 2007, as compared to $19.3 million, or 12.2% of sales, for the nine months ended September 30, 2006, primarily as a result of increased selling costs associated with sales growth initiatives.

        Packaging Systems' operating profit remained essentially flat at $27.9 million, or 17.2% of sales, for the nine months ended September 30, 2007, as compared to $28.0 million, or 17.7% of sales, for the nine months ended September 30, 2006, due primarily to a less favorable product sales mix and increased selling costs in support of our sales growth initiatives.

        Packaging Systems' Adjusted EBITDA decreased $0.7 million to $37.7 million, or 23.2% of sales, for the nine months ended September 30, 2007, from $38.4 million, or 24.2% of sales, for the nine months ended September 30, 2006, primarily due to operating profit remaining flat and higher net losses on transactions denominated in foreign currencies in the nine months ended September 30, 2007 than in the nine months ended September 30, 2006.

        Energy Products.    Net sales for the nine months ended September 30, 2007 increased $5.7 million, or 4.9%, to $122.9 million, compared to $117.2 million for the nine months ended September 30, 2006. Sales of specialty gaskets and related fastening hardware increased $12.8 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased $7.1 million in the first nine months of 2007, as compared to the first nine months of 2006, due to lower gas commodity prices persisting for most of 2007 and the impact of lower rig count activity in the Canadian natural gas market.

        Gross profit within Energy Products increased $1.0 million to $35.3 million, or 28.7% of sales, in the nine months ended September 30, 2007, from $34.3 million, or 29.3% of sales, in the nine months ended September 30, 2006. Gross profit increased approximately $4.7 million in our specialty gasket business, approximately $3.7 million of which was as a result of increased sales volumes. The remainder of the increase in gross profit was due to improved material and gross margins. Gross profit in our engine business decreased by $3.7 million in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, of which approximately $2.1 million was driven by the decrease in sales volumes. The remainder of the decrease was due to lower margins resulting from a less favorable mix of engine sales, increased labor and overhead spending associated with investments in developing new product infrastructure, and the loss of operating leverage as sales volumes were lower than the same period in 2006.

        Selling, general and administrative expenses within Energy Products increased $1.4 million to $18.3 million, or 14.9% of sales, in the nine months ended September 30, 2007, from $16.9 million, or 14.4% of sales, in the first nine months of 2006. Approximately $1.1 million of this amount was due to increased compensation, commission and launch expenses in support of increased sales in our specialty gasket business and in support of new product introductions within our engine business.

        Overall, operating profit within Energy Products decreased $0.4 million to $16.9 million, or 13.8% of sales, in the nine months ended September 30, 2007, from $17.3 million, or 14.7% of sales, in the nine months ended September 30, 2006. Overall, sales decreases in our engine business due to lower gas commodity prices, lower rig count activity in the Canadian natural gas market and increased new product development spending more than offset the increase in operating profit in our specialty gasket business due to higher sales volumes and other operational improvements.

        Energy Products' Adjusted EBITDA was $19.0 million in each of the nine month periods ended September 30, 2007 and 2006, but decreased to 15.5% of sales for the nine months ended September 30, 2007, from 16.2% of sales for the nine months ended September 30, 2006. This decrease as a percentage of sales is consistent with the decrease in operating profit between years. Compared to the year ago period, Adjusted EBITDA was approximately flat while operating profit declined approximately $0.4 million in the nine months ended September 30, 2007, primarily due to increased depreciation expense for new capital projects and previously leased assets that were purchased in the second quarter of 2007.

        Industrial Specialties.    Net sales during the nine months ended September 30, 2007 increased $27.3 million, or 20.1%, to $163.4 million, from $136.1 million in the nine months ended September 30, 2006. Net sales in the nine months ended September 30, 2007 increased 24.7% in our aerospace fastener business, as we continued to experience strong market demand, and 22.2% in our industrial cylinders business, as demand for our new ISO cylinder continued to increase. In addition, net sales increased 35.1% in our defense business, as our customers built-up their inventory of cartridge cases and orders of our shoulder fired launcher benefited from strong overseas demand, and 4.7% in our precision cutting tools business due to increased sales of medical and special products to new customers and markets. Sales within our specialty fittings business declined approximately 11.2% in the first nine months of 2007 compared to first nine months of 2006 due to continued softness in domestic automotive market demand. Finally, this segment benefited from the acquisition of a medical device manufacturer in August 2007.

        Gross profit within Industrial Specialties increased $10.4 million to $50.4 million, or 30.8% of sales, for the nine months ended September 30, 2007, as compared to $40.0 million, or 29.4% of sales, for the nine months ended September 30, 2006. Of the increase in gross profit, approximately $8.0 million is attributed to the sales level increase between years. The remainder of the increase is attributable to a more favorable product mix and operational improvements in our aerospace fasteners and defense businesses.

        Selling, general and administrative expenses increased $1.3 million to $13.6 million, or 8.3% of sales, in the nine months ended September 30, 2007, as compared to $12.3 million, or 9.0% of sales, in the nine months ended September 30, 2006, as this segment lowered its selling, general and administrative spending relative to the increase in sales.

        Operating profit for the nine months ended September 30, 2007 increased $8.6 million to $36.8 million, or 22.5% of sales, as compared to $28.2 million, or 20.7% of sales, for the nine months ended September 30, 2006, due primarily to higher sales levels between years and a more favorable product mix and operational improvements in our aerospace fasteners and defense businesses.

        Industrial Specialties' Adjusted EBITDA increased $8.5 million to $40.6 million, or 24.8% of sales, for the nine months ended September 30, 2007, from $32.1 million, or 23.6% of sales, for the nine months ended September 30, 2006, consistent with the improvement in operating profit between years.

        RV & Trailer Products.    Net sales increased $1.7 million to $152.4 million for the nine months ended September 30, 2007, as compared to $150.7 million for the nine months ended September 30, 2006. Net sales were favorably impacted by approximately $3.6 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, net sales in our electrical products business increased approximately $5.1 million in the first three quarters of 2007 as compared to the first three quarters of 2006, due mainly to sales of new product offerings. These increases were partially offset by declines in the first three quarters of 2007 in our trailering products and Australian businesses due to continued soft demand in certain end-markets, particularly in the horse/livestock market, and, more generally, pricing pressure across all market channels.

        RV & Trailer Products' gross profit increased $1.7 million to $34.6 million, or 22.7% of sales, for the nine months ended September 30, 2007, from approximately $32.9 million, or 21.8% of sales, in the nine months ended September 30, 2006. Of the increase in gross profit between years, $0.9 million is attributed the aforementioned currency exchange impact and $0.4 million is attributed to the higher sales volumes, primarily in the electrical products business. The remaining increase in gross profit is due to the impact of improved operating margins within our Australian business, primarily due to improved material margins. These increases in gross profit were partially offset by continued weak demand and pricing pressures in our trailering products business, and inefficiencies and duplication of costs in our Australian operations associated with the closure of one Australian facility and a corresponding start-up of new programs in our Thailand facility. The closing of our Australian facility was completed in the third quarter of 2007.

        Selling, general and administrative expenses increased $2.3 million to $17.6 million, or 11.6% of sales, in the nine months ended September 30, 2007, as compared to $15.3 million, or 10.1% of sales, in the nine months ended September 30, 2006. This increase was due to higher sales-related support activities associated with the start-up of our new Thailand facility, increased promotional expenses in attempts to boost sales volumes and increased litigation defense costs.

        RV & Trailer Products' operating profit declined $0.9 million, to approximately $16.7 million, or 11.0% of sales, in the nine months ended September 30, 2007, from $17.6 million, or 11.7% of net sales, in the nine months ended September 30, 2006. The decline in operating profit between years is primarily due to sales and margin declines in our trailer products business, increases in selling and promotional expenses and the inefficiencies in our Australian operations associated with the startup of new products in our Thailand facility, partially offset by the increase in gross profit associated with higher sales volumes in our electrical products business and increased material margins in our Australian business.

        RV & Trailer Products' Adjusted EBITDA decreased $0.1 million to $22.8 million, or 15.0% of sales, for the nine months ended September 30, 2007, from $22.9 million, or 15.2% of sales, for the nine months ended September 30, 2006. The decline in Adjusted EBITDA was less than the decrease in operating profit due primarily to increased depreciation expense related to the purchase of previously leased machinery and equipment in the second quarter of 2007.

        Recreational Accessories.    Recreational Accessories' net sales increased $3.8 million to $238.7 million for the nine months ended September 30, 2007, from $234.9 million in the nine months ended September 30, 2006. This segment benefited from an approximate 14% sales increase in our retail channel, primarily driven by new programs with our specialty automotive customers and new customers, and by approximately $0.8 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. These increases were partially offset by an approximate 10% reduction in sales of our towing products business to our installer and original equipment customer groups, as a result of the continued softening of the end-customer market.

        Gross profit within Recreational Accessories increased $2.7 million to $63.6 million, or 26.7% of sales, for the nine months ended September 30, 2007, as compared to $60.9 million, or 26.0% of sales, for the nine months ended September 30, 2006. Of this increase, approximately $1.0 million is due to increased sales volumes and the remainder is due to continued operational improvements in our towing products business and continued benefits related to sourcing of products from Asia and the related cost savings associated with such sourcing initiatives in both our towing and retail businesses.

        Recreational Accessories' selling, general and administrative expenses decreased by $0.8 million to $46.0 million, or 19.3% of sales, for the nine months ended September 30, 2007, as compared to $46.8 million, or 19.9% of sales, for the nine months ended September 30, 2006, due primarily to reductions in selling and distribution expenses in our towing products business as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales to our installer and original equipment customer groups. This reduction in expense was partially offset by additional selling and promotional spending in our retail channel in connection with the new business awarded during 2007.

        Recreational Accessories' operating profit increased $3.1 million to approximately $17.4 million, or 7.3% of sales, in the nine months ended September 30, 2007, from $14.3 million, or 6.1% of sales, in the nine months ended September 30, 2006. The improvement in operating profit between years is primarily the result of the increase in sales in our retail business, continued operational improvements in our towing business, sourcing and other cost savings initiatives and reductions in selling expenses due to the continued consolidation and low discretionary spending in our towing business.

        Recreational Accessories' Adjusted EBITDA increased $2.7 million to $25.1 million, or 10.5% of sales, for the nine months ended September 30, 2007, from $22.4 million, or 9.6% of sales, for the nine months ended September 30, 2006, consistent with the improvement in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Nine months ended September 30,
	2007	2006
	(in millions)
Corporate operating expenses	$10.1	$8.8
Employee costs and related benefits	7.0	8.0
Costs for early termination of operating leases	4.2	—
Management fees and expenses	12.1	3.1

Corporate expenses and management fees—operating profit	$33.4	$19.9
Receivables sales and securitization expenses	3.4	3.5
Depreciation	(0.1)	(0.1)
Other, net	(0.8)	(0.5)

Corporate expenses and management fees— Adjusted EBITDA	$35.9	$22.8

        Corporate operating expenses increased $1.3 million to $10.1 million in the nine months ended September 30, 2007, from $8.8 million in the nine months ended September 30, 2006. The increase between years is due primarily to increased professional fees expense related to our ongoing efforts to comply with the requirements of Sarbanes-Oxley, increased costs for directors and officers insurance as a result of completing our IPO and higher operating expenses associated with our Asian sourcing office. Employee costs and related benefits declined $1.0 million to $7.0 million in the nine months ended September 30, 2007, from $8.0 million in the nine months ended September 30, 2006, primarily due to higher incentive compensation costs in the year ago period. The remaining increase between years is attributed to the impact of the use of IPO proceeds, including payment of a $10.0 million termination fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and a $4.2 million of costs and expenses related to the early termination of operating leases.

        Interest Expense.    Interest expense, including debt extinguishment costs of approximately $7.4 million and $8.6 million in the nine months ended September 30, 2007 and 2006, respectively, decreased approximately $7.5 million to $60.4 million for the nine months ended September 30, 2007, as compared to $67.9 million for the nine months ended September 30, 2006. Of this decrease, approximately $2.5 million is due to lower borrowings in the third quarter of 2007 as compared to the third quarter of 2006 resulting from the retirement of $100.0 million senior subordinated notes in June 2007 in connection with the use of proceeds from our initial public offering. The decrease in interest expense was also impacted by a decrease in weighted average variable-rate U.S. borrowings outstanding between periods from approximately $331.7 million in the first nine months of 2006 to $322.1 million in the first nine months of 2007 and a decrease in our weighted average interest rate on variable rate U.S. borrowings to approximately 7.8% during the first nine months of 2007, from approximately 8.3% during the first nine months of 2006.

        Other Expense, Net.    Other expense, net increased approximately $0.2 million to $3.3 million for the nine months ended September 30, 2007, from $3.1 million for the nine months ended September 30, 2006. In the first nine months of 2007, we incurred approximately $3.4 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, and experienced approximately $0.2 million of losses on transactions denominated in foreign currencies. In the first nine months of 2006, we incurred approximately $3.5 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs, which were partially offset by gains on transactions denominated in foreign currencies of approximately $0.2 million.

        Income Taxes.    The effective income tax rates for the nine months ended September 30, 2007 and 2006 were 37% and 36%, respectively. The rate for the nine months ended September 30, 2006 benefited approximately $0.5 million from a change in the Texas state law in May 2006, thereby reducing the effective rate from the statutory rate. In the nine months ended September 30, 2007, the Company reported domestic and foreign pre-tax income of approximately $4.3 million and $14.4 million, respectively. In the nine months ended September 30, 2006, the Company reported domestic and foreign pre-tax income of approximately $0.9 million and $13.4 million, respectively.

        Discontinued Operations.    The results of discontinued operations consisted of our industrial fastening business through February 2007, when the sale of this business was completed, and our asphalt-coated paper business through June 2006, when the sale of that business was completed. There was no activity in these former operations for the nine months ended September 30, 2007. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the nine months ended September 30, 2007 was approximately $46.9 million as compared to cash provided by operations of $26.5 million for the nine months ended September 30, 2006. The improvement between years is primarily the result of improved working capital management during the first nine months of 2007 as compared to the first nine months of 2006, principally in higher levels of accounts payable and accrued liabilities. In addition, the improvement is also due to the net increase in cash resulting from the combination of an increase in net proceeds from the sale of receivables and receivables securitization, partially offset by an increase in accounts receivable during the first nine months of 2007 as compared to the first nine months of 2006.

        Net cash used for investing activities for the nine months ended September 30, 2007 was approximately $59.9 million as compared to $18.6 million for the nine months ended September 30, 2006. During the first nine months of 2007, capital expenditures were approximately $6.1 million greater than in the first nine months of 2007. In the second quarter of 2007, using proceeds from our initial public offering, we purchased approximately $17.1 million of machinery and equipment subject to operating leases. In addition, in the first quarter of 2007, we paid approximately $12.9 million for certain machinery and equipment subject to operating leases in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was sold in February 2007. In the third quarter 2007, we paid approximately $13.5 million to acquire certain assets from Quest Technologies, Inc. for our Cequent towing business and all of the capital stock of DEW Technologies, Inc., a medical device manufacturer. We also generated cash proceeds of $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007.

        Net cash provided by financing activities was approximately $13.6 million for the nine months ended September 30, 2007, as compared to net cash used for financing activities of approximately $7.7 million for the nine months ended September 30, 2006. During the second quarter of 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million. From these net proceeds, we retired $100.0 million of senior subordinated notes. In the third quarter of 2006, we refinanced our credit facility, resulting in $5 million of additional borrowings.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At September 30, 2007, approximately $257.4 million was outstanding on the term loan and $6.3 million was outstanding on the revolving credit facility. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.50 to 1.00 for July 1, 2007 to September 30, 2007, 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.11 to 1.00 at September 30, 2007 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on September 30, 2007, for the twelve month period ended September 30, 2007.

	Year Ended December 31, 2006	Less: Nine Months Ended September 30, 2006	Add: Nine Months Ended September 30, 2007	Twelve Months Ended September 30, 2007
		(dollars in thousands)
Net income (loss), as reported	$(128,910)	$(7,030)	$10,440	$(111,440)
Bank stipulated adjustments:
Interest expense, net (as defined)	79,060	59,320	52,920	72,660
Income tax expense (benefit)(1)	(6,520)	(5,720)	6,960	6,160
Depreciation and amortization	38,740	29,820	30,380	39,300
Extraordinary non-cash charges(2)	132,260	15,850	—	116,410
Heartland monitoring fee and expenses(3)	4,050	3,050	12,000	13,000
Interest equivalent costs(4)	4,760	3,710	3,200	4,250
Non-cash expenses related to stock option grants(5)	1,350	1,270	350	430
Non-recurring expenses in connection with acquisition integration(6)	970	710	—	260
Other non-cash expenses or losses	2,510	1,690	2,950	3,770
Losses on early termination of operating leases from net proceeds of an IPO	—	—	4,230	4,230
Non-recurring expenses or costs for cost savings projects(7)	880	640	740	980
Discontinued operations(8)	10,000	7,490	2,670	5,180
Debt extinguishment costs(9)	8,610	8,610	7,440	7,440

Consolidated Bank EBITDA, as defined	$147,760	$119,410	$134,280	$162,630

	September 30, 2007
	(dollars in thousands)
Total long-term debt	$624,530
Aggregate funding under the receivables securitization facility	44,290

Total Consolidated Indebtedness, as defined	$668,820

Consolidated Bank EBITDA, as defined	$162,630
Actual leverage ratio	4.11	x

Covenant requirement	5.50	x

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

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £3.9 million (approximately $0.6 million outstanding at September 30, 2007) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $5.5 million outstanding at September 30, 2007) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $17.7 million outstanding at September 30, 2007) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of September 30, 2007, total borrowings in the amount of $23.8 million were outstanding under these arrangements.

        Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2007, we had $44.3 million utilized under our accounts receivable facility and $5.2 million of available funding based on eligible receivables and after consideration of leverage restrictions. At September 30, 2007, we also had $6.3 million outstanding under our revolving credit facility and had an additional $107.3 million potentially available after giving effect to approximately $36.4 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At September 30, 2007, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $112.5 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

        We also have $337.8 million (face value) 9 7/8% senior subordinated notes outstanding at September 30, 2007, which are due in 2012, following our $100.0 million retirement effective in the second quarter of 2007.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 10, "Long-term Debt," to the accompanying consolidated financial statements as of September 30, 2007. Based on amounts outstanding at September 30, 2007, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.9 million annually.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of June 30, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody's upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. This upgrade occurred in connection with Moody's changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. In addition, in connection with the consummation of our initial public offering of common stock, as the ratings assigned to our credit facilities by Standard & Poor's remained at B+(stable) or better and the ratings assigned to our credit facilities by Moody's remained at

B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement were reduced by 0.5% per annum.

        If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Off-Balance Sheet Arrangements

        We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2007, we had $44.3 million utilized and $5.2 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

        The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. The facility expires on December 31, 2007. We plan to renew the facility upon expiration. However, in future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our available liquidity capacity.

New Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 159 on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated results of operations and financial condition.

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.9 million at September 30, 2007. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 87 (SFAS No. 87), "Employer's Accounting for Pensions," No. 88 (SFAS No. 88), "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Terminated Benefits," No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pension," No. 132 (SFAS No. 132), "Employer's Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106" and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We, together with our third-party actuaries, determine assumptions used in the actuarial calculations which impact reported plan obligations and expense. Annually, we and our actuaries review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition in the income statement of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

        Income Taxes.    Income taxes are accounted for using the provisions of FASB Statement of Financial Accounting Standards No. 109, (SFAS No. 109), "Accounting for Income Taxes," and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry-forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, "Long-term Debt," in the notes to the consolidated financial statements for additional information.

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

Evaluation of disclosure controls and procedures

        As of September 30, 2007, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of September 30, 2007, we were a party to approximately 1,697 pending cases involving an aggregate of approximately 9,662 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,104
Nine months ended September 30, 2007	10,551	413	1,183	119	$7,095	$3,939,734

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,662 claims pending at September 30, 2007, 160 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 137 of the 160 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 23 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 143 of the 160 claims sought between $50,000 and $600,000 and 17 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 137 of the 160 claims sought between $1.0 million and $2.5 million and 23 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1(b)***	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)***	Second Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
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
10.7(p)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.10(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.11(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.12(b)**
Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.13(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.14 (e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.15(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.14).
10.16(g)	Form of Stock Option Agreement.
10.17(l)*	Annual Value Creation Program.
10.18(l)*	Form of Indemnification Agreement.
10.19(n)	Separation and Consulting Agreement dated as of May 20, 2005.
10.20(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.21(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.22(p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.23(p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.24(p)	Management Rights Agreement.
10.25(k)	Executive Severance/Change of Control Policy
10.26(q)	TriMas Corporation 2006 Long Term Equity Incentive Plan
10.27(q)	First Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan
10.28(q)	Second Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on May 14, 2003.
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).

(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).
(b)***	Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).
(i)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).
(j)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).
(k)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on November 22, 2006 (File No. 333-100351).
(l)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, filed on March 24, 2004 (File No. 333-113917).
(l)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).
(m)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).
(n)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).
(o)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(p)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(q)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).
Incorporated by reference to the Exhibits filed with Amendment No. 3 to

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: November 7, 2007	By:	/S/ E.R. AUTRY
E.R. Autry
Chief Financial Officer and Chief Accounting Officer

QuickLinks

TriMas Corporation Index
PART I. FINANCIAL INFORMATION
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity Nine months Ended September 30, 2007 (Unaudited—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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