Form 10-K
period 2007-12-31
TRIMAS CORP
filed 2008-03-13
CIK 842633

Use these links to rapidly review the document
TRIMAS CORPORATION INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-10716

TRIMAS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	38-2687639 (IRS Employer Identification No.)

39400 Woodward Avenue, Suite 130
Bloomfield Hills, Michigan 48304
(Address of Principal Executive Offices, Including Zip Code)

(248) 631-5450
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common stock, $0.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2007 was approximately $221.3 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the New York Stock Exchange. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.

        As of March 13, 2008, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,409,500 shares.

        Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

  •
  We have significant goodwill and intangible assets. We incurred a significant impairment of our goodwill and/or indefinite-lived intangible assets in 2007 and 2006. Future impairment of our goodwill and intangible assets could have a material adverse impact on our financial results;

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

PART I

Item 1.    Business

        We are a manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. Most of our businesses share important characteristics, including leading market shares, strong brand names, broad product offerings, established distribution networks, relatively high operating margins, relatively low capital investment requirements, product growth opportunities and strategic acquisition opportunities. We believe that a majority of our 2007 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories. In addition, we believe that in many of our businesses, we are one of only a few manufacturers in the geographic markets where we currently compete.

Our Business Segments

        We operate through five business segments, which had net sales and operating profit (loss) in 2007 as follows: Packaging Systems (net sales: $211.8 million; operating profit: $29.8 million), Energy Products (net sales: $163.5 million; operating profit: $22.9 million), Industrial Specialties (net sales: $204.6 million; operating profit: $41.8 million), RV & Trailer Products (net sales: $198.8 million; operating loss: $81.2 million), and Recreational Accessories (net sales: $289.6 million; operating loss: $64.2 million).

        In the fourth quarter of 2007, we recorded pre-tax, non-cash goodwill and indefinite-lived intangible asset impairment charges of $100.8 million and $70.4 million in our RV & Trailer Products and Recreational Accessories segments, respectively. In the fourth quarter of 2006, we recorded a pre-tax, non-cash goodwill impairment charges of $97.5 million and $19.0 million, respectively, in our RV& Trailer Products and Recreational Accessories segments. The impairment charges in 2007, were primarily the result of continued weak end markets in these businesses, an uncertain economic outlook, declining consumer confidence and declines in our stock price during late 2007. The 2006 impairment charges resulted from declining sales and/or profitability as compared to sales and profitability levels in prior years and our operating plan and changes in their estimated market values. The goodwill impairment charges are more fully described in Note 8, "Goodwill and Other Intangible Assets," of the financial statements attached hereto.

        In the fourth quarter of 2007, we reached a decision to sell the N.I. Industries rocket launcher and property management businesses within our Industrial Specialties segment. We sold the rocket launcher business in December 2007. The information presented herein (information, amounts and description) excludes the businesses we decided to exit and these operations are presented as discontinued operations and assets held for sale.

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

  •
  We believe that Rieke Germany, which designs, manufactures and distributes products under our Stolz® brand, is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

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

Competitive Strengths

        We believe Packaging Systems benefits from the following competitive strengths:

  •
  Strong Product Innovation.  We believe that Packaging Systems' research and development capability and new product focus is a competitive advantage. For more than 85 years, Packaging Systems' product development programs have provided innovative and proprietary product solutions, such as the VISEGRIP® steel flange and plug closure, the POLY-VISEGRIP™ plastic closure and the all-plastic, environmentally safe, self-venting FLEXSPOUT® flexible pouring spout. Packaging Systems' emphasis upon highly engineered packaging solutions and research and development has yielded 155 issued and enforceable patents and 195 patent applications pending. Packaging Systems has approximately 15 technical employees responsible for new product development, improving existing products and designing automation equipment to assist in cost reductions, both internally and at our customers' locations.

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

Strategies

        We believe Packaging Systems has significant opportunities to grow, including:

  •
  New Product Applications.  We believe that Packaging Systems has significant opportunities to apply its existing highly engineered product technology to new consumer products and pharmaceutical product applications, particularly in North America, and to develop new products. Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering. During calendar year 2007, we introduced three major new dispensing products into various markets: an AUTOGRIP lever system for 55-gallon containers, an airless dispensing system for dosing hygienic solutions such as lotions, creams and gels, and an airless high viscosity dispensing system (HVDS).

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

Marketing, Customers and Distribution

        As of December 31, 2007, Packaging Systems employed approximately 36 salespeople throughout the world. Approximately 33 of these employees are located in the NAFTA and European regions. Packaging Systems also uses third-party agents and distributors in key geographic markets, including Europe, South America and Asia. Approximately 90% of Packaging Systems' net sales are originated by its employee sales force.

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

        In the industrial steel closure product line, our competitors within the NAFTA market include Greif Closure Systems and Technocraft. In the industrial plastic 55-gallon drum closure line, our primary competitor is Greif Closure Systems. In the 5-gallon container closure market, our primary competitors are Greif Closure Systems, Bericap and APC. Our primary competitors in the ring and lever product line are Self Industries and Technocraft. In the dispensing product lines, our major competitors are Calmar, Aptar, Airspray and Indesco.

        In the European market, our industrial steel closure product lines compete with Greif Closure Systems and Technocraft. The industrial plastic 55-gallon drum closure lines compete with Greif Closure Systems and Mauser. The Rieke® 5-gallon container closure products compete with those of Greif Closure Systems and Bericap. Rieke's ring and lever products compete with those of Berger and Technocraft. Rieke's dispensing products compete with those of Jaycare, Calmar, WIKO and Airspray.

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

        Arrow Engine manufactures specialty engines, chemical pumps, compressors, gas production equipment and engine replacement parts for the oil and natural gas extraction and other industrial engine markets, which are distributed through a worldwide distribution network with a particularly strong presence in the U.S. and Canada.

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

  •
  Broad Product Portfolio.  Arrow Engine currently offers a broad range of products within the oil and gas industry and industrial engine markets. New product development and expanding complimentary product offerings to these existing markets are key initiatives for Arrow Engine, while expanding into new energy markets through its distributors.

  •
  Application Engineering Expertise.  Since its founding in 1955, Arrow Engine has been developing innovative products and product lines that add significant value in oil and gas industry markets. Recent examples include the introduction of a new line of compressor and associated gas production equipment, both launched in 2007. In both instances, Arrow Engine expects the expansion of their product offerings to existing customers to fuel future growth.

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

  •
  Strong Product Innovation.  Energy Products has a history of successfully creating and introducing new products. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by Caterpillar, Waukesha, Ajax and Gemini. The company has also launched an offering of customizable compressors and gas production equipment, which are used by existing end customers in the natural gas extraction market.

  •
  Entry into New Markets and Development of New Customers.  Energy Products has significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from China, and plans to enter markets in Europe, Asia and South America. Arrow Engine continues to focus on expanding market share in the United States and Canadian markets for oilfield pumping and gas compression engines and related products.

  •
  Pursue Lower-Cost Manufacturing and Sourcing Initiatives.  As the businesses in Energy Products expand and develop, we believe that there will be further opportunities to reduce their cost structures through streamlining manufacturing, overhead and administrative functions, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. In 2006,

    Lamons established manufacturing capability in Hangzhou, China to provide a lower cost manufacturing alternative for specific standard product lines and to provide support to current and potential customers that operate refineries in Asia. The next phase of this expansion is the duplication of the hub-and-spoke model by adding branches in China to provide local customers with custom requirement and quicker turnaround on orders. Arrow Engine has established an extensive sourcing capability in China and India to manufacture engines, engine components and code vessels and has increased related foreign parts purchases from $6.5 million, or 26.0% of total material purchases in 2005, to $9.7 million, or 34.0% of total material purchases in 2007. Additionally, Arrow has granted rights to a vendor in China to produce gas production vessels under the Arrow ASME code stamp.

  •
  Strategic Acquisitions.  Energy Products has significant opportunities to expand its businesses with selected strategic acquisitions. The markets served by businesses in this segment tend to have relatively few competitors. As a result, strategic "bolt-on" acquisitions, in which the acquirer buys and consolidates another industry participant, are often available. Acquisitions can also facilitate new market entries, product line extensions and the development of new customers and/or distribution channels. The evaluation of potential acquisition candidates is an on-going process.

Marketing, Customers and Distribution

        Given the niche nature of many of our products, Energy Products relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. The narrow end-user base of many of these products makes it possible for Energy Products to respond to customer-specific engineered applications and provide a high degree of customer service. Gasket sales are made directly from the factory to major customers through eleven sales and service facilities in major regional markets, or through a large network of independent distributors. Lamons' overseas sales are either through Lamons' licensees or through its many distributors. Arrow Engine markets product through a network of distributors, many with strong ties to larger energy companies that offer a wide range of products and services in the global oil and gas industry. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. Significant Energy Products' customers include BPAmoco, C.E. Franklin, Chevron, Dow, ExxonMobil, McJunkin Corporation, National Oilwell, Shearer, Weatherford Artificial Lift and Wilson Supply.

Manufacturing

        Within Energy Products, Lamons utilizes a complete assortment of advanced gasket fabricating technologies, including laser cutting for metal products and CNC knife and water jet cutting for certain non-metallic gaskets. In addition, Lamons has a full range of CNC machining capabilities to fabricate API ring joint gaskets to a maximum diameter of 70 inches, while its new Kammpro gasket production equipment gives Lamons the unique ability to manufacture gaskets in more complex, non-circular shapes. Lamons also owns and continues to develop proprietary equipment to manufacture spiral wound, Kammpro and heat exchanger gaskets.

        In 2006, Lamons established a manufacturing facility in Hangzhou, China. Within six months, this facility reached expected productivity targets on their initial product line, and provides a lower cost manufacturing alternative for specific product lines. The facility has been approved as a source for major Lamons customers. In 2007, the CMG gasket product line was added to the Hangzhou facility. Market acceptance has reached a stage where Lamons is in the process of establishing its first branch in China, expected to open in 2008.

        Arrow Engine has its distribution and assembly processes at its principal facility in Tulsa, Oklahoma. In 2007, two satellite facilities were opened to handle the expected growth in the compressor and gas production equipment product lines, and to handle the upfit of engine bases sourced from overseas. A highly specialized network of machine shops and manufacturers located globally serves as the supplier base with many engine components purchased as raw castings. Approximately, 35% of materials are purchased in a ready for shipment state, while 65% are assembled into marketable products such as engines, engine kits or chemical pumps.

Competition

        Energy Products' primary competitors include Garlock (EnPro) and Flexitallic in gaskets, Waukesha Engine, CAT and Cummins in engines and engine replacement parts, and Texsteam and Williams Pumps in the chemical pump line. Energy Products' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty. This supplements lower cost manufacturing and relevant industry experience in promoting each of our business' competitiveness.

Industrial Specialties

        We believe Industrial Specialties is a leading designer, manufacturer and distributor of a diverse range of industrial products for use in niche markets within the aerospace, industrial, defense and medical equipment markets. This segment's products include aerospace fasteners, medical implants for spinal and trauma applications, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, precision tools, tube nuts and fittings, military ordnance components and steel cartridge cases. In general, these products are highly-engineered, customer-specific items that are sold into niche markets with few competitors.

        Industrial Specialties' brands, including Monogram Aerospace Fasteners, Norris Cylinder, Hi-Vol Products, Keo® Cutters and Richards Micro-Tool, are well established and recognized in their respective markets.

  •
  Monogram Aerospace Fasteners.  We believe Monogram Aerospace Fasteners (Monogram) is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial and military aircraft construction and assembly. Monogram currently has six active patents worldwide, and another six pending. We believe Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok® and Composi-Lok®II and Ti-OSI blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

  •
  Norris Cylinder.  Norris Cylinder is one of the few manufacturers in North America that provide a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris Cylinder's large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris Cylinder offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Other products Norris Cylinder manufactures include seamless low-pressure chlorine cylinders and ASME-approved accumulator cylinders primarily used for storing breathing air and nitrogen. Norris Cylinder markets cylinders primarily to major industrial gas producers and distributors, welding equipment distributors and buying groups as well as equipment manufacturers.

  •
  Precision Tool Company.  Precision Tool Company produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills and reamers. Markets served by these products include the industrial, aerospace, automotive and medical equipment industries. We believe Precision Tool Company's Keo® brand is the market share leader in the industrial combined drill and countersink niche. We believe Richards Micro-Tool is a leading supplier of miniature end mills to the tool-making industry. Richards Micro-Tool has also been successful in providing the growing medical device market with bone drills and reamers.

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

  •
  NI Industries.  NI Industries manufactures large diameter shell casings provided to the United States government. We believe NI Industries is a leading manufacturer in its product markets, due in part to its capabilities in the entire metal-forming process from the acquisition of raw material to the design and fabrication of the final product. This gives NI Industries the flexibility and capacity to fully address the varied requirements of the munitions industry. The ability to form alloyed metals into the complex configurations needed to meet precise specifications in producing quality parts is a strength of this business. We believe that NI Industries is the only manufacturer in North America currently making deep-drawn steel cartridge cases. NI Industries has the capability to manufacture mortar shells and projectiles as well as rocket and missile casings using both hot and cold forming methods. In the third quarter of 2005, the Riverbank, California facility of NI Industries was named on the final Base Realignment and Closure (BRAC) list. NI Industries is working with military and government personnel to provide continuing services at the ultimate location of the production lines currently managed by NI Industries in Riverbank.

  •
  Dew Technologies.  Dew Technologies is a contract manufacturer in the high-growth orthopedic device market. Dew Technologies was acquired on August 1, 2007 and serves mid-tier orthopedic companies specializing in spinal implants and trauma plates. Dew Technologies works with its customers' engineers to transform product concepts into manufacturable devices, and then produces these items to the exacting tolerances required in the medical industry. We believe this market has growth characteristics that Dew Technologies is well positioned to exploit through continued product expansion and future acquisitions.

Strategies

        Industrial Specialties' businesses have opportunities to grow through the introduction of new products, entry into new markets, and the development of new customer opportunities, as well as through strategic acquisitions.

  •
  Strong Product Innovation.  The Industrial Specialties segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram has developed the next generation Composi-Lok® offering a flush break upon installation, and is testing an enlarged foot-print version of the Composi-Lok® offering improved clamping force on composite structures. The company is also working on the next generation of temporary fastener which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. Norris Cylinder has recently developed a process for manufacturing ISO cylinders capable of holding higher pressure gases, and has been awarded a U.N. certification for its

    ISO cylinders, making Norris the first manufacturer approved to distribute ISO cylinders domestically. Precision Tool Company is developing new products for use in the medical tool market. In recent periods, Hi-Vol has had success expanding its product offerings, and has been awarded a contract to produce a line of cold formed, machined fuel system components. Hi-Vol continues to work with customer engineering organizations to convert high cost screw machine products that are supplied by competitors to similar products that are manufactured by Hi-Vol using the cold forming process.

  •
  Entry into New Markets and Development of New Customers.  The Industrial Specialties segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In the last several years, Hi-Vol secured an exclusive global license to a specific thread configuration that has been used successfully by a number of its customers to minimize the occurrence of cross-threading during the assembly of brake and steering systems. In addition, Hi-Vol has more recently been awarded a contract from a transplant tier 2 supplier for a line of fuel system components that represents a significant expansion from the traditional product line and customers served by this company. Precision Tool Company continues to expand its offerings and capabilities in the market for medical and dental equipment tools.

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

Marketing, Customers and Distribution

        Industrial Specialties' customers operate primarily in the aerospace, industrial, commercial, defense, transportation, and medical equipment and device industries. Given the niche nature of many of our products, the Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram's aerospace fasteners and Hi-Vol's automotive fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products. Hi-Vol sells its products to distributors and manufacturers in automotive markets. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airbus, Air Liquide, Boeing, Cooper-Standard Automotive, Honeywell, Kaplan Industries, Martinrea, Medtronic, MSC Industrial, Peerless, TI Automotive, Wesco, Western International, Worthington Cylinders and Nuvasive.

Manufacturing

        Industrial Specialties employs various manufacturing processes including CNC machining and stamping, fluting, forging, coating, and cold heading and forming. Monogram manufactures and assembles highly-engineered specialty fasteners for the domestic and international aerospace industry in its Commerce, California facility. Hi-Vol manufactures tube nuts and fittings for the automotive industry in its

Livonia, Michigan facility. Norris uses a hot billet pierce process to produce a seamless steel cylinder with integral bottom and sides for high-pressure applications in accordance with DOT 3AA, ISO and other international specifications in its Longview, Texas facility. In addition, Norris Cylinder provides service in massing operations of acetylene cylinders where we produce monolithic porous filler for use per DOT 8/TC 8WM or DOT 8AL/TC 8WAM specifications. Precision Tool Company manufactures millions of precision tools every year in its Warren, Michigan and Plymouth, Massachusetts facilities. The process includes CNC high-speed, high-precision grinding, turning and milling. Dew Technologies conducts precision machining, turning and assembly of orthopedic devices in its Fairborn, Ohio facility.

Competition

        This segment's primary competitors include Cherry (PCC) and Fairchild Fasteners (Alcoa) in aerospace fasteners and H&L (Chicago Rivet) and Nagano in tube nuts and fittings. We believe that Monogram is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. Other competitors include Harsco and Worthington in cylinders; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. Dew Technologies competes in a fragmented market of contract manufacturers serving the orthopedic device industry, although they represent a significant source of supply for the customers they serve. Industrial Specialties' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors.

RV & Trailer Products

        We believe RV & Trailer Products is a leading designer, manufacturer and distributor of a wide variety of high-quality, custom-engineered trailer products, lighting accessories and roof racks for the trailer original equipment manufacturer, recreational vehicle, agricultural/utility, marine and industrial trailer markets. We believe that RV & Trailer Products' brand names and product lines are among the most recognized and extensive in the industry.

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

  •
  The Hayman-Reese™ brand of towing products has strong brand awareness in the Australian marketplace where it is well established at both the wholesale and retail levels of the aftermarket.

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

  •
  Flexibility in Supply.  As a result of significant restructuring activity completed over the last two years, RV & Trailer Products has improved its cost structure and supply flexibility. Complemented with its continued sourcing initiatives with supply partners in both China and Taiwan, this enhanced manufacturing capability allows RV and Trailer Products the opportunity to maximize its product offerings. RV & Trailer Products has the ability to produce, quickly and efficiently, low-volume, customized products in-house at its manufacturing facilities while outsourcing high-volume production to lower cost foreign supplier partners. RV & Trailer Products has in-house wiring harness design and manufacturing capabilities, and one of the industry's largest research and development facilities for both testing and design.

Strategies

        We believe that RV & Trailer Products has opportunities to grow through new product introductions, cross-selling products across channels, niche acquisitions, providing complete product solutions and international expansion into Thailand.

  •
  Strong Product Innovation.  Historically, RV & Trailer Products has developed and successfully launched new products and presently is developing a range of product innovations. In trailer- related products, new introductions include F-2 aluminum jack and RV landing gear. In electrical products there have been innovations in brake controls (P3), custom harnesses, LED lighting and electrical accessories.

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

  •
  Provide Trailering Solutions.  As a result of its broad product portfolio, RV & Trailer Products is well positioned to provide customers with complete solutions for trailering needs. Due to this segment's product breadth and depth, RV & Trailer Products believes it can provide customers with compelling value propositions with superior features and convenience. In many instances, RV & Trailer Products can offer more competitive pricing by providing complete sets of products rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide "one stop shopping" to customers.

  •
  International Expansion into Thailand.  RV & Trailer Products has successfully introduced its products into the local market in Thailand where this segment's Australian operation launched a new plant in 2006.

Marketing, Customers and Distribution

        As of December 31, 2007, the RV & Trailer Products group employs 37 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, there are 24 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. RV & Trailer Products' product offerings are distributed through a variety of channels. The segment employs a dedicated sales force in each of the primary channels, including the national accounts, automotive and recreational vehicle OEMs, installer/distributor, trailer OEM and trailer aftermarket/distributor channels.

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

Manufacturing

        In 2007, RV & Trailer Products completed a major restructuring of our Australian operations, shifting additional manufacturing into our facilities in Melbourne and Thailand, allowing the closure of facilities in both Brisbane and Sydney.

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

        As of December 31, 2007, RV & Trailer Products employs 66 professionals in their engineering function and invests approximately 1.8% of its revenue in engineering resources and product development. RV & Trailer Products conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. Product testing programs are intended to maintain and improve product reliability, and to reduce manufacturing costs.

        RV & Trailer Products' Australian facilities in Melbourne, contain manufacturing, engineering, design and research and development capabilities. These facilities manufacture, market and distribute products throughout the Australian region as Hayman Reese™ -branded trailering and towing products and accessories, and ROLA™-branded roof racks and roof rack accessories to the aftermarket and automotive OEM channels. In the fourth quarter 2004, in order to improve customer support and execution in the OE and aftermarket segments, the Australian operation initiated a reorganization effort to consolidate three operating units into two separate customer focused business units: aftermarket and TriMotive. Each unit has dedicated sales, engineering, manufacturing and logistic functions. The aftermarket segment includes installers, distributors and retailers. The TriMotive automotive OE segment includes a wide array of global automotive customers, including Ford, Toyota and GM Holden. We believe the creation of these two distinct businesses better focuses resources to improve service and delivery to the customer and will enhance organizational flexibility to meet the dynamic, yet distinct, business requirements of the aftermarket and OE segments. This new organization also provides a platform for the pursuit of future business and additional economies of scale.

        RV & Trailer Products' raw material costs represent approximately 47% of its net sales. Steel is this segment's single largest commodity, is used in the majority of its products and is delivered to its plants on a just-in-time basis from service centers. See "Materials and Supply Arrangements" below for further discussion of the impact of commodity price increases on our businesses.

Competition

        The competitive environment for trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various product categories that RV & Trailer Products offers, only a few competitors provide a similar array of products and services in multiple product categories. By comparison, RV & Trailer Products competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. This segment's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of RV & Trailer Products' broad trailer products portfolio. RV & Trailer Products' competitors for electrical products include Hopkins Manufacturing, Peterson Industries, Optronics, Grote and Hayes-Lemmerz, though each is positioned in a niche product line, as opposed to the group's broad product array in the electrical products category.

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

  •
  Diverse Product Portfolio.  Recreational Accessories benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Recreational Accessories is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of "accessory" products. We believe that our towing products business offers more hitch applications—over 1,700 different vehicle hitches, including front mounts—than any of our competitors. In addition, Recreational Accessories offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

  •
  Established and Extensive Distribution Channels.  Recreational Accessories utilizes several distribution channels for its sales, including specialty retailers, independent wholesale distributors, mass merchants and independent installers. In 2007, approximately 32% of Recreational Accessories' products were sold through the highly fragmented installer/distributor channels. Mass retailers accounted for approximately 24% of sales in 2007 while RV distributors accounted for 11% in 2007. The remainder of this segment's sales were through other retail and OE distribution channels. Recreational Accessories utilizes a "hub and spoke" distribution system with capability to meet delivery requirements specified by our customers.

  •
  Flexibility in Supply.  Recreational Accessories' customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for 10 to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, "quick change" manufacturing culture and system. Additionally, in 2007, Recreational Accessories continued its sourcing initiatives with our supplier partners in China and Taiwan. We believe that the timely execution of these sourcing projects, both now and in the future, will continue to drive market expansion and protect operating margins.

Strategies

        We believe that Recreational Accessories has significant opportunities to grow through new product introductions, niche acquisitions, cross-selling products across channels, and providing complete product solutions.

  •
  Strong Product Innovation.  Recreational Accessories has developed and successfully launched new products in the past and presently is developing a range of product innovations. New products include a plug and play brake controller and a heavy duty towing weight distribution with sway control unit. Future product innovation will also be a focus in the cargo management side of our business, funded through renewed investment in 2007. The group has patents pending on products called Goose Hitch Assembly with Method, US Modular Cargo Carrier Assembly and WO PT Semi Rigid Cargo Carrier.. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

  •
  Niche Acquisitions.  In 2007, Recreational Accessories expanded its product offering through the acquisition of the 'Fifth Gear product line' from Quest Technologies LLC. The addition of the Fifth Gear product line complemented the segment's portfolio of products targeting the recreational vehicle market, utilizing its Reese(R) brand, while expanding the company's leadership position in the growing fifth wheel trailer market.

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

Marketing, Customers and Distribution

        As of December 31, 2007, Recreational Accessories employs 51 professionals in sales, marketing and product management activities to support all customer channels. Of these professionals, this segment has 41 strategic market representatives, with focused sales and account management responsibilities with specific customer relationships. Recreational Accessories' products are distributed through a variety of channels and has a dedicated sales force in each of the primary channels, including the retail, national accounts, automotive OEMs and installer/distributor channels.

        Recreational Accessories' products are distributed through a variety of channels. These channels include installer/distributor (automotive and recreational vehicle), OEMs and retail channels (i.e., mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). As of December 31,

2007, the towing products business principally distributes to approximately 240 independent distributors and 3,200 independent installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. In addition, 380 of the towing products business' customers position Draw-Tite® and Reese® branded traditional towing products as an exclusive or preferred line, while the Reese® branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Recreational Accessories is well represented in retail stores through mass merchants, such as Wal-Mart, hardware home centers, such as Lowe's and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone, Advanced Auto and CSK Auto.

Manufacturing

        In 2007, the segment's towing operation successfully integrated all North American hitch manufacturing into its Goshen, Indiana plant allowing the closure of its Huntsville, Ontario facility. In addition, Recreational Accessories further consolidated its distribution from eight locations to seven.

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

        Prior to 2005, Recreational Accessories actively integrated several manufacturing facilities and distribution-related activities. These included: combining towing products' Canton, Michigan and Elkhart, Indiana manufacturing facilities and a southeast Michigan warehouse into a single, approximately 350,000 square foot, efficient flow manufacturing and master warehouse center in Goshen, Indiana. The consolidation of these facilities was completed in the first quarter of 2003. In conjunction with the HammerBlow and Highland acquisitions in early 2003, Recreational Accessories continued to streamline its manufacturing and warehousing processes to exploit beneficial economies of scale. In the third quarter of 2003, Recreational Accessories completed the consolidation of its Sheridan, Arkansas towing products manufacturing facility, acquired in the HammerBlow transaction, into its Goshen, Indiana facility. In 2004, actions were initiated to close the Concord, Ontario 22,000 square-foot distribution and customer service center and consolidate the Oakville, Ontario 73,000 square-foot manufacturing facility into the Goshen, Indiana and Huntsville, Ontario facilities. Coincident with these moves, Oakville became Recreational Accessories' Canadian distribution center. The manufacturing facility consolidation was completed in the fourth quarter of 2004. During the second quarter of 2005, the consolidation of distribution and customer- service activities for all Canadian customers was completed.

        As of December 31, 2007, Recreational Accessories employs 36 professionals in the engineering function and invests approximately 0.6% of its revenue in engineering resources and product development. This segment conducts extensive testing of its products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis. In addition, on-road performance research is conducted on hitches with instrumentation-equipped trailers and towing vehicles. Product testing programs are intended to maintain and improve product reliability and to reduce manufacturing costs.

        Recreational Accessories' material costs represent approximately 58% of its net sales. Steel is this segment's single largest commodity, is used in the majority of its products and is delivered to its plants on a just-in-time basis from service centers. See "Materials and Supply Arrangements" below for further discussion of the impact of raw materials cost and availability with respect to our results of operations.

Competition

        We believe that Recreational Accessories is one of the largest North American manufacturers and distributors of towing systems. The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various products that Recreational Accessories offers, only a few competitors maintain a significant or number-one market share in more than one specific product category. By comparison, Recreational Accessories competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. Recreational Accessories' most significant competitors in towing products include Thule, Putnam Hitch Products and Curt Manufacturing. The retail channel presents a different set of competitors that are typically not seen in our installer and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell and Axius. As Recreational Accessories grows in the cargo management product category, it will face a different set of competitors. These competitors include Thule, Yakima and Sportrack.

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

Employees and Labor Relations

        As of December 31, 2007, we employed approximately 5,100 people, of which approximately 18% were unionized and approximately 35% were located outside the United States. We currently have Collective Bargaining Agreements covering seven facilities worldwide for our continuing operations, five of which are in the United States. Three of the union contracts are scheduled to be renegotiated during 2008. Employee relations have otherwise generally been satisfactory. We are currently engaged in a dispute with the Steelworkers' Union regarding whether a neutrality agreement that we presently have with the Union, which commits us to remain generally neutral in union organizing drives, applies to most company facilities in the United States and Canada, as the Union believes, or just four facilities (one since closed), as the Company believes. An arbitration is scheduled in April 2008 to determine this issue. We are not aware of any present active union organizing drivers at any if our facilities in any case. We cannot predict the impact of any further unionization of our workplace.

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

        At our currently owned property located in Vernon, California, we expect to incur expenses to investigate the environmental conditions associated with historical operations of N.I. Industries and/or its tenants. Preliminary site assessment information indicates that further investigation will be necessary in order to determine whether remediation or controls will be required beyond those that had been previously approved by the governing regulatory authority, and if so, to develop an estimate of the likely costs thereof.

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

Intangibles and Other Assets

        Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $214.3 million at December 31, 2007, net of accumulated amortization. We utilized an independent valuation firm to assist us in valuing our intangible assets in connection with the acquisition of such intangible assets. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques. As of December 31, 2007 we had 364 registered patents and 104 patents pending in the U.S., and 154 registered patents and 208 patents pending outside of the U.S. (non-U.S. patents and patents pending relate primarily to the same technology as U.S. patents and patents pending).

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

International Operations

        Approximately 16.4% of our net sales for the fiscal year ended December 31, 2007 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through acquisitions. In addition, approximately 27.8% of our operating net assets as of December 31, 2007 were located outside of the United States. We operate manufacturing facilities in Australia, Thailand, Canada, China, the United Kingdom (U.K.), Italy, Germany and Mexico. Within Australia, we operate three facilities that manufacture and distribute hitches, towing accessories, roof rack systems and other accessories for the caravan market, with approximately 250 employees. Our new facility in Thailand will support our operations in Asia and currently has approximately 80 employees. We believe this facility will eventually replace one facility in Australia. Our Canadian operations, with approximately 70 employees, include the production and distribution of towing products through Recreational Accessories, distribution of closures and dispensing products through Rieke's U.S. operations and the manufacturing and distribution of gaskets produced in one gasket facility within the Energy Products segment. Rieke's China operations produce consumer dispensing products and has approximately 550 employees. Lamons Gasket manufactures spiral-wound gaskets at its facility in Hangzhou, China, which has approximately 80 contract employees. Within the United Kingdom, Rieke Packaging Systems Ltd. has approximately 60 employees. Englass produces specialty sprayers, pumps and related products in one facility in the U.K. Rieke Italia, a manufacturer of specialty steel industrial container closures, operates in one location in Italy with approximately 100 employees. In Germany, Rieke Germany has one facility that manufactures a wide variety of closures for industrial packaging markets with approximately 40 employees. In Juarez, Mexico, we manufacture electrical products and accessories, as well as metal fabrication, with approximately 220 employees. In Reynosa, Mexico, we manufacture and assemble lighting and wiring components, with approximately 330 employees. Additionally, Rieke's Mexico City operations produce plastic drum closures and dispensing products in one factory, with approximately 110 employees. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, "Segment Information," to the audited financial statements for the years ended December 31, 2007, 2006 and 2005 included in this report.

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

We have a history of net losses.

        We incurred net losses of $158.4 million, $128.9 million and $45.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The losses in 2007 and 2006 principally resulted from pre-tax, non-cash goodwill and indefinite-lived impairment charges of $171.2 million and $116.5 million, respectively. The losses in 2006 and 2005 were also impacted by a loss from discontinued operations of $19.1 million and $45.1 million, respectively. In addition, interest expense associated with our highly leveraged capital structure, non-cash expenses such as depreciation and amortization of intangible assets and other asset impairments also contributed to our net losses. We may continue to experience net losses in the future.

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

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Prices for these products fluctuate with market conditions and we have experienced sporadic increases recently. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers' resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, would have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

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

        We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2007, we have approximately $616.0 million of outstanding debt and approximately $208.5 million of shareholders' equity. Approximately 45% of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2007 were approximately $66.3 million and based on amounts outstanding as of December 31, 2007 a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $2.8 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

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

        We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), by comparing the estimated fair value of each of our reporting units to their respective carrying values on our balance sheet. More frequent evaluations could become required under SFAS No. 142 if we experience changes in our business conditions. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each of our reporting units by calculating the present value of their expected future cash flows and other valuation measures. We then compare the estimates of fair value with the reporting unit's net asset carrying value on our balance sheet. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and internal five-year forecast to estimate expected future cash flows. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control..

        At December 31, 2007 our goodwill and intangible assets were approximately $591.6 million, and represented approximately 52.4% of our total assets. Our net loss of $158.4 million and $128.9 million in 2007 and 2006, respectively, included charges of $171.2 million and $116.5 million, respectively, for impairment of goodwill and indefinite-lived intangible assets in our RV & Trailer Products and Recreational Accessories segments. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget in our RV & Trailer Products and Recreational Accessories segments, we may be subject to future goodwill impairments. In addition, while the fair value of our remaining goodwill exceeds its carrying value, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in additional impairment losses. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

        In addition, one of our Energy Products segment subsidiaries is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 9,544 claims pending at December 31, 2007, 172 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 146 of the 172 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 26 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 151 of the 172 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 146 of the 172 claims specifying damages sought between $1.0 million and $2.5 million and 26 sought $5.0 million. Total defense costs from January 1, 2003 to December 31, 2007 were approximately $24.1 million and total settlement costs (exclusive of defense costs) for all asbestos cases since inception have been approximately $5.1 million. To date, approximately 50% of our costs related to defense and settlement of asbestos litigation have been covered by our primary insurance. However, in the future we may incur significant litigation costs in defending these matters and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses. See "Legal Proceedings" for a discussion of these matters.

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

        One of our principal growth strategies is to pursue strategic acquisition opportunities. A substantial portion of our historical growth has been derived from acquisitions. Since our separation from Metaldyne in June 2002, we have completed nine acquisitions. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.

        We lease many of our manufacturing facilities and certain capital equipment. Our annualized rental expense under these operating leases approximates $15.4 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.

        As of December 31, 2007, approximately 18% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. If our unionized workers or those of our customers or suppliers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase. We are currently engaged in a dispute with the Steelworkers' Union regarding whether a neutrality agreement that we presently have with the Union, which commits us to remain generally neutral in union organizing drives, applies to most company facilities in the United States and Canada, as the Union believes, or just four facilities (one since closed), as the Company believes. An arbitration is scheduled in April 2008 to determine this issue. We are not aware of any present active union organizing drivers at any if our facilities in any case. On July 19, 2006, approximately 150 workers at our Monogram Aerospace Fasteners business unit commenced a strike, which lasted until July 27, 2006. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included. In addition, organizations responsible for shipping our customers' products may be impacted by occasional strikes or other activity. Any interruption in the delivery of our customers' products could reduce demand for our products and could have a material adverse effect on us.

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

        Approximately 16.4% of our net sales for the fiscal year ended December 31, 2007 were derived from sales by our subsidiaries located outside of the United States. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, and foreign manufacturing are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.

Our stock price may be subject to significant volatility due to our own results or market trends.

        If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2009 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease assumed by us from Heartland and subsequently amended in October 2007 extending the term to June 2015. See "Certain Relationships and Related Transactions." Our buildings, machinery and equipment have been generally well maintained, are in good operating condition and are adequate for current production requirements. We may enter into leases for equipment in lieu of making capital expenditures to acquire such equipment or to reduce debt.

        The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal operating segment utilizing such facilities, as of December 31, 2007.

Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories
United States: Indiana: Auburn Hamilton(1) New Jersey: Hackettstown(1) International: Germany: Neunkirchen Italy: Valmadrera Mexico: Mexico City United Kingdom: Leicester China: Hangzhou(1)	United States: Oklahoma: Tulsa Texas: Houston(1) International: Canada: Sarnia, Ontario(1) China: Hangzhou(1)	United States: California: Riverbank(2) Commerce(1) Massachusetts: Plymouth(1) Michigan: Warren(1) Livonia(1) Ohio: Fairborn(1) Texas: Longview	United States:
Michigan:
    Tekonsha(1)
Wisconsin:
    Mosinee(1)

 International:
Australia:
    Dandenong,
    Victoria
    Lyndhurst,
    Victoria
    Regents Park,
    New South
    Wales(1)
    Mexico:
    Juarez(1)
    Reynosa
Thailand:
			Chon Buri(1)	United States: Indiana: Goshen(1) South Bend(1) Michigan: Plymouth(1) Ohio: Solon(1) International: Canada: Oakville, Ontario

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

        As of December 31, 2007, we were a party to approximately 1,681 pending cases involving an aggregate of approximately 9,544 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims setttled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,000
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,000
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,544 claims pending at December 31, 2007, 172 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 146 of the 172 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 26 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 151 of the 172 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 146 of the 172 claims sought between $1.0 million and $2.5 million and 26 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 4A.    Executive Officers of the Registrant

        Set forth below is certain information with respect to our executive officers:

Name	Age	Title
Samuel Valenti III	62	Executive Chairman
Grant H. Beard	47	President and Chief Executive Officer
E.R. (Skip) Autry Jr	53	Chief Financial Officer
Lynn A. Brooks	55	President, Packaging Systems Group
Dwayne M. Newcom	47	Vice President, Human Resources
Jeffrey B. Paulsen	47	President, Energy Products and Industrial Specialties Groups
Edward L. Schwartz	46	President, RV & Trailer Products and Recreational Accessories Groups
Joshua A. Sherbin	45	General Counsel and Secretary
Robert J. Zalupski	49	Vice President Finance and Treasurer

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

        E.R. (Skip) Autry, Jr.    Mr. Autry was appointed our Chief Financial Officer in January 2005, prior to which he had been our Corporate Controller since joining us in June 2003. Prior to joining TriMas Corporation, Mr. Autry had been the Vice President, Finance for Freudenberg NOK since September 2001. From May 2000 until joining Freudenberg, Mr. Autry served as the Vice President, Finance for INTERMET Corporation, prior to which he had spent five years with Key Plastics LLC as Vice President, Operations from July 1997 to May 2000 and Vice President, Finance and Chief Financial Officer from June 1994. Key Plastics filed a petition under the federal bankruptcy laws in 2000. Prior to joining Key Plastics, Mr. Autry held a number of financial positions of increasing responsibility at the former Chrysler Corporation, and was senior manager at PricewaterhouseCoopers.

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

        Jeffrey B. Paulsen.    Mr. Paulsen was appointed President of our Energy and Industrial Specialties Groups in January 2007, prior to which he was employed by Stryker Corporation, a leading global medical technology company, from 1996 to 2005. From 2004 to 2006, Mr. Paulsen served as the President of Stryker Corporation's Reconstructive Orthopedic Implant Division, which was responsible for global research, product development and manufacturing, as well as U.S. sales and marketing operations for Stryker Corporation's orthopedic implant business. From 2001 to 2003, Mr. Paulsen was Senior Vice President and Chief Operating Officer of such division, where he led a global, multi-site manufacturing, distribution, quality and R&D organization to deliver high levels of performance.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        In the second quarter of 2007, we completed our initial public offering of common stock ("IPO"), issuing 12,650,000 shares at a price of $11 per share. Prior to our IPO, there was no trading market for our common stock.

        Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol "TRS." As of March 12, 2008, there were 575 holders of record of our common stock.

        We did not pay dividends in 2006 or 2007. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. In addition, our credit facility and the indenture governing our outstanding senior subordinated notes restrict the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 13 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this report.

        The high and low sales prices per share of our common stock by quarter subsequent to our IPO, as reported on the New York Stock Exchange, for 2007 are shown below:

	Price range of common stock
	High Price	Low Price
Year Ended December 31, 2007
4th Quarter	$16.15	$10.22
3rd Quarter	$13.44	$11.58
2nd Quarter	$12.85	$11.70
1st Quarter	N/A	N/A

        Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for securities authorized for issuance under equity compensation plans.

Performance Graph

        The following graph compares the cumulative total stockholder return from the date of our IPO through December 31, 2007 for TriMas' common stock, the Russell 2000 Index and peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested in each of TriMas' common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

(1)
Includes Actuant Corporation, Carlisle Companies Inc., Crane, Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., Kaydon Corporation, SPX Corporation and Teleflex, Inc.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2007. The financial data for each of the five years presented has been audited by KPMG LLP and has been derived from our audited financial statements and notes to those financial statements.

        In 2003, we acquired three significant businesses: (1) HammerBlow Acquisition Corp. on January 30, 2003, (2) Highland Group Corporation on February 21, 2003 and (3) an automotive manufacturing business from Metaldyne Corporation ("Metaldyne"), our former owner, which we refer to as the Hi-Vol acquisition, on May 9, 2003. The historical financial information for 2003 includes the results of the HammerBlow and Highland businesses subsequent to the date of their acquisition. The Hi-Vol acquisition was accounted for as a reorganization of entities under common control because Heartland Industrial Partners' ("Heartland"), our majority shareholder, interest in Metaldyne and us. As a result, historical periods have been revised to include the effects of the Hi-Vol acquisition as if Hi-Vol had been owned by us for all periods presented. The following data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this report.

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars and shares in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,068,270	$1,013,910	$992,890	$924,520	$800,910
Gross profit	288,890	270,360	243,620	253,950	224,920
Impairment of goodwill and indefinte-lived intangible assets	(171,210)	(116,500)	—	—	(7,600)
Operating profit (loss)	(91,770)	(16,250)	82,150	86,510	48,810
Income (loss) from continuing operations	(159,320)	(109,770)	(340)	12,680	(18,700)
Per Share Data:
Basic:
Continuing operations	$(5.59)	$(5.43)	$(0.02)	$0.63	$(0.93)
Weighted average shares	28,499	20,230	20,010	20,010	20,047
Diluted:
Continuing operations	$(5.59)	$(5.43)	$(0.02)	$0.61	$(0.93)
Weighted average shares	28,499	20,230	20,010	20,760	20,047

	Year ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$64,970	$15,880	$29,890	$42,620	$41,360
Investing activities	(68,910)	(22,160)	(16,640)	(46,840)	(161,280)
Financing activities	5,140	6,150	(12,610)	530	26,260
Balance Sheet Data:
Total assets	$1,127,990	$1,286,060	$1,428,510	$1,522,200	$1,500,030
Total debt	615,990	734,490	727,680	738,020	735,980
Goodwill and other
intangibles	591,630	769,850	900,000	925,280	938,550

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

Introduction

        We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our initial public offering in May 2007 and expenses related thereto, and previous consolidation, integration and restructuring efforts in several of our business operations.

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

        Our businesses and results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in the business of our Recreational Accessories and RV & Trailer Products operating segments as well. Sales of towing and trailering products within these operating segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks. The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer sentiment, which could be negatively impacted by increased costs to consumers as a result of an uncertain credit market and interest rate environment and energy costs, among other things.

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We have also initiated pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we generally are able to recover such increased costs. Although there have been no significant disruptions in the supply of steel since 2005, we may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.

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

        Our Prior Acquisitions.    We have completed nine acquisitions since our separation from Metaldyne in June 2002. The most significant of these were the HammerBlow, Highland and Hi-Vol acquisitions.

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

        On May 9, 2003, within our Industrial Specialties segment, we acquired an automotive fasteners manufacturing business from Metaldyne, a related party at that time, for approximately $22.7 million on a debt-free basis (Hi-Vol Acquisition). Because we and Metaldyne were under the common control of Heartland at the time of the acquisition, this transaction was accounted for as a reorganization of entities under common control and, accordingly, we did not establish a new basis of accounting in the assets and liabilities of Hi-Vol.

        Recent Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost-savings programs to enhance our efficiency and achieve cost reduction opportunities arising from our acquisitions. In addition to these major projects, there have also been a series of other smaller initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for 2007, 2006 and 2005 were approximately $7.4 million, $1.6 million and $2.6 million, respectively.

        The key elements of our completed consolidation, integration and other cost-savings programs in 2005 included the closure of our Sheffield, Pennsylvania distribution/manufacturing facility, the outsourcing of certain manufacturing activities, the integration of our Elkhart, Indiana plastics operation into our Goshen, Indiana facility and the consolidation of distribution activities in our South Bend, Indiana distribution center, all within our Recreational Accessories segment. We also completed the relocation of our Albion, Indiana wiring operation into our facilities in Reynosa, Mexico within our RV & Trailer Products segment, and rationalization of back office engineering, marketing and general administrative support personnel at certain of our locations within our Recreational Accessories and RV & Trailer Products segments.

        The key elements of our completed consolidation, integration and other cost-savings programs in 2006 include the opening of a lower cost manufacturing facility in the Phanthong District of Thailand, initiating the closure of our Wakerley, Australia plant (which was completed in the third quarter of 2007), and the cessation of plating operations at our Schofield, Wisconsin facility, all within our RV & Trailer Products segment. Costs and expenses for the Australia plant closing and Thailand consolidation were incurred through August 2007.

        The key element of our completed consolidation, integration and other cost-savings programs in 2007 included the closure of our manufacturing facility in Huntsville, Ontario, Canada, and consolidation its operations into our Goshen, Indiana manufacturing facility.

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

  •
  it includes amounts resulting from matters we consider not to be indicative of underlying performance of our fundamental business operations, as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and

  •
  other companies, including companies in our industry, may calculate these measures differently and as the number of differences in the way two different companies calculate these measures increases, the degree of their usefulness as a comparative measure correspondingly decreases.

        Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our Company. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. We carefully review our operating profit margins (operating profit as a percentage of net sales) at a segment level, which are discussed in detail in our year-to-year comparison of operating results.

        The following is a reconciliation of our Adjusted EBITDA to net loss before effect of cumulative accounting change and cash flows provided by operating activities for the three years ended December 31:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net loss before effect of cumulative accounting change	$(158,430)	$(128,910)	$(45,460)
Income tax benefit(1)	(10,410)	(6,520)	(30,580)
Interest expense	68,310	79,060	75,210
Debt extinguishment costs	7,440	8,610	—
Change in asset retirement obligation of discontinued operations	—	(550)	—
Impairment of assets(2)	3,370	15,760	73,220
Impairment of goodwill(3)	171,210	116,500	—
Depreciation and amortization(4)	41,350	38,740	40,750

Adjusted EBITDA	$122,840	$122,690	$113,140

Interest paid	(63,690)	(69,880)	(70,550)
Taxes paid	(8,660)	(14,050)	(12,630)
Gain (loss) on disposition of plant and equipment(5)	(630)	3,530	300
Receivables sales and securitization, net	25,980	(14,120)	(9,580)
Net change in working capital	(10,870)	(12,290)	9,210

Cash flows provided by operating activities	$64,970	$15,880	$29,890

(1)
Includes add-back of income tax (benefit) expense related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached hereto for further information.

(2)
Includes asset impairments related to continuing operations of approximately $3.4 million, $0.5 million and $3.0 million in 2007, 2006 and 2005, respectively. Also includes impairment charges of $15.3 million and $70.2 million in 2006 and 2005, respectively, related to our industrial fastening business which is reported as discontinued operations.

(3)
Goodwill and indefinite-lived intangible asset impairment charges of $171.2 million and $116.5 million in our RV & Trailer Products and Recreational Accessories segments in 2007 and 2006, respectively.

(4)
Includes depreciation and amortization related to discontinued operations in the amounts of $0.2 million, $0.4 million and $3.8 million in 2007, 2006 and 2005, respectively.

(5)
Includes gain (loss) on disposition of plant and equipment related to discontinued operations in the amounts of $2.7 million, $4.0 million and $1.0 million in 2007, 2006 and 2005, respectively.

        The following details certain items relating to our consolidation, restructuring and integration efforts, the use of proceeds from our initial public offering of common stock and other one-time charges that are included in the determination of net loss under GAAP and are not added back to net loss in determining Adjusted EBITDA, but that we separately consider in evaluating our Adjusted EBITDA:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Facility and business consolidation costs(a)	$7,390	$200	$200
Business unit restructuring costs(b)	—	430	1,130
Acquisition integration costs(c)	—	970	1,290
Advisory services agreement termination fee(d)	10,000	—	—
Costs for early termination of operating leases(e)	4,230	—	—
Settlement of Canadian benefit plan liability(f)	3,870	—	—

	$25,490	$1,600	$2,620

    (a)
    Includes severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

    (b)
    Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

    (c)
    Includes equipment move and other facility closure costs, excess and obsolete inventory reserve charges related to brand rationalization, employee training, and other organization costs associated with the integration of acquired operations.

    (d)
    Expenses associated with the termination of our advisory services agreement with Heartland.

    (e)
    Costs associated with the early termination of operating leases and purchase of underlying machinery and equipment assets.

    (f)
    Non-cash expense associated with a settlement of our Canadian defined benefit pension plan liability, resulting from the closure of a distribution facility in 1997, for which the ultimate resolution and related accounting for distribution of surplus assets of the plan was not approved by Canadian authorities until 2007.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current operating segments:

	Year ended December 31,
(dollars in thousands)	2007	As a Percentage of Net Sales	2006	As a Percentage of Net Sales	2005	As a Percentage of Net Sales
Net Sales:
Packaging Systems	$211,820	19.8%	$204,230	20.1%	$189,910	19.1%
Energy Products	163,470	15.3%	156,990	15.5%	131,020	13.2%
Industrial Specialties	204,630	19.2%	175,410	17.3%	156,730	15.8%
RV & Trailer Products	198,790	18.6%	190,700	18.8%	209,030	21.1%
Recreational Accessories	289,560	27.1%	286,580	28.3%	306,200	30.8%

Total	$1,068,270	100.0%	$1,013,910	100.0%	$992,890	100.0%

Gross Profit:
Packaging Systems	$61,380	29.0%	$59,780	29.3%	$54,510	28.7%
Energy Products	47,600	29.1%	45,690	29.1%	35,420	27.0%
Industrial Specialties	60,210	29.4%	51,650	29.4%	44,210	28.2%
RV & Trailer Products	43,480	21.9%	38,700	20.3%	48,200	23.1%
Recreational Accessories	76,220	26.3%	74,540	26.0%	61,300	20.0%
Allocated/Corporate expenses	—	N/A	—	N/A	(20)	N/A

Total	$288,890	27.0%	$270,360	26.7%	$243,620	24.5%

Selling, General and Administrative
Packaging Systems	$28,260	13.3%	$26,010	12.7%	$23,810	12.5%
Energy Products	24,550	15.0%	22,720	14.5%	20,180	15.4%
Industrial Specialties	18,150	8.9%	15,130	8.6%	14,680	9.4%
RV & Trailer Products	23,420	11.8%	20,200	10.6%	20,520	9.8%
Recreational Accessories	66,310	22.9%	60,540	21.1%	56,610	18.5%
Corporate expenses and management fees	25,220	N/A	24,450	N/A	22,020	N/A

Total	$185,910	17.4%	$169,050	16.7%	$157,820	15.9%

Impairment of Assets and Goodwill:
RV & Trailer Products	$100,780	50.7%	$98,010	51.4%	$310	0.2%
Recreational Accessories	73,800	25.5%	19,000	6.6%	2,650	0.9%

Total	$174,580	16.3%	$117,010	11.5%	$2,960	0.3%

Operating Profit (Loss):
Packaging Systems	$29,760	14.0%	$33,770	16.5%	$30,590	16.1%
Energy Products	22,860	14.0%	22,790	14.5%	15,210	11.6%
Industrial Specialties	41,770	20.4%	36,200	20.6%	29,480	18.8%
RV & Trailer Products	(81,230)	(40.9)%	(79,650)	(41.8)%	26,790	12.8%
Recreational Accessories	(64,200)	(22.2)%	(4,910)	(1.7)%	2,120	0.7%
Corporate expenses and management fees	(40,730)	N/A	(24,450)	N/A	(22,040)	N/A

Total	$(91,770)	(8.6)%	$(16,250)	(1.6)%	$82,150	8.3%

Adjusted EBITDA:
Packaging Systems	$43,800	20.7%	$46,680	22.9%	$40,350	21.2%
Energy Products	25,430	15.6%	25,070	16.0%	17,550	13.4%
Industrial Specialties	46,870	22.9%	40,690	23.2%	34,310	21.9%
RV & Trailer Products	27,620	13.9%	26,050	13.7%	34,280	16.4%
Recreational Accessories	20,340	7.0%	24,540	8.6%	14,930	4.9%
Corporate expenses and management fees	(43,980)	N/A	(28,110)	N/A	(25,490)	N/A

Subtotal from continuing operations	$120,080	11.2%	$134,920	13.3%	$115,930	11.7%
Discontinued operations	2,760	N/A	(12,230)	N/A	(2,790)	N/A

Total	$122,840	11.5%	$122,690	12.1%	$113,140	11.4%

Results of Operations

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

        The principal factors impacting us during the year ended December 31, 2007 compared with the year ended December 31, 2006 were:

  •
  continued economic expansion and a strong industrial economy which impacted end user demand in our specialty gasket business in our Energy Products business segment and across our Industrial Specialties business segment;

  •
  the continued impact of soft end-market demand and significant competitive pricing pressures within certain sales channels in our Recreational Accessories and RV & Trailer Products segments, which, in conjunction with a cyclical market decline, resulted in a non-cash goodwill and indefinite-lived intangible asset impairment charge of $100.8 million and $97.5 million in 2007 and 2006, respectively, in our RV & Trailer Products segment, and $70.4 million and $19.0 million in 2007 and 2006, respectively, in our Recreational Accessories segments;

  •
  the impact of economic weakness in the paint and chemical industries, resulting in pricing pressure and flat end-market demand for our industrial closure, ring and lever products in our Packaging Systems segment;

  •
  completion of our initial public offering of our common stock ("IPO") and use of proceeds therefrom to retire $100.0 million face value of senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement;

        Overall, net sales increased $54.4 million, or approximately 5.4%, in 2007 as compared with 2006. Of this increase, approximately $13.8 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Packaging Systems' net sales increased $7.6 million, or approximately 3.7%, in 2007 as compared with 2006 due to increases in our specialty dispensing products and new product introductions and the favorable effects of currency exchange. Net sales within Energy Products increased $6.5 million, or 4.1%, in 2007 as compared with 2006, due to continued high levels of turnaround activity at petroleum refineries and petrochemical facilities, partially offset by decreased sales of slow speed and compressor engines and related parts. Net sales within our Industrial Specialties segment increased $29.2 million, or 16.7%, in 2007 as compared with 2006, due to improved demand across the majority of the businesses in the segment, most notably in our aerospace fastener, industrial cylinder and defense businesses. RV & Trailer Products' net sales increased $8.1 million, or approximately 4.2%, in 2007 as compared with 2006, due primarily to new product sales in our electrical products business and the favorable effects of currency exchange, partially offset by continued soft demand in certain trailering products end markets and in our Australian business. Recreational Accessories' net sales increased $3.0 million, or approximately 1.0%, in 2007 as compared with 2006, due to sales resulting from new programs in our retail business and the favorable effects of currency exchange, partially offset by reduced sales activity in our towing products business due to continued softness of its end-customer market.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 26.7% for 2007 and 2006, respectively. Packaging Systems' gross profit margin decreased to approximately 29.0% in 2007, from 29.3% in 2006, primarily due a less favorable product sales mix. Energy Products' gross profit margin remained flat at 29.1% in 2007 and 2006, as increases in sales volumes and improved material margins in our specialty gasket business were offset by decreased sales volumes and a less favorable product sales mix in our engine business. Gross profit margin within our Industrial Specialties segment remained flat at 29.4% in 2007 and 2006, as the higher sales volumes and related margins in our aerospace, industrial cylinder and defense businesses were offset by declines in sales and gross margin within our specialty fitting business. RV & Trailer Products' gross profit margin increased to 21.9% in 2007, from 20.3% in 2006, due primarily to increased sales and a more favorable product sales mix in our electrical business and improved material margins within our Australian business, partially offset by continued pricing pressure in our trailering business and duplicative costs in our Australian operations corresponding with start-up costs of new programs in our Thailand facility. Recreational Accessories' gross profit margin increased to 26.3% in 2007, from 26.0% in 2006. The increase is due primarily to material margin improvements in towing products and retail sales channels, purchasing savings initiatives, additional manufacturing efficiencies and material management improvement initiatives.

        Operating profit margin (operating profit as a percentage of sales) decreased from negative 1.6% in 2006 to negative 8.6% in 2007. Operating profit decreased approximately $75.5 million, to an operating loss of $91.8 million in 2007, compared to an operating loss of $16.3 million in 2006. In 2007, we recorded a non-cash goodwill and indefinite-lived intangible asset impairment charge of $171.2 million in our RV & Trailer Products and Recreational Accessories segments. In 2006, we recorded a non-cash goodwill impairment charge of $116.5 million in these segments. In addition to the increase in impairment charges, during 2007, we utilized proceeds from our IPO to fund a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. In 2007, we also recorded approximately $9.0 million related to the closure of our Huntsville, Ontario, Canada facility within our Recreational Accessories segment and a non-cash settlement of a benefit plan liability of approximately $3.9 million in our Packaging Systems segment. Packaging Systems' operating profit margin was 14.0% and 16.5% in 2007 and 2006, respectively. Operating profit decreased $4.0 million in 2007 as compared with 2006, due primarily to the aforementioned non-cash charge for settlement of a defined benefit pension plan settlement liability of $3.9 million. Energy Products' operating profit margin was 14.0% and 14.5% in 2007 and 2006, respectively. Operating profit improved $0.1 million in 2007 compared to 2006 as increases in margin earned due to higher sales levels and margin improvement in our specialty gasket business were mostly offset by reductions in operating profit in our engine business due to lower sales volumes and costs incurred to introduce new programs. Industrial Specialties' operating profit margin was 20.4% and 20.6% in 2007 and 2006, respectively. Operating profit increased $5.6 million in 2007 compared to 2006 due to increased sales levels in the majority of the businesses in this segment, partially offset by higher selling, general and administrative expenses as a result of increased investment in sales resources and product development. RV & Trailer Products' operating profit decreased $1.6 million in 2007, from an operating loss of $79.6 million in 2006 to an operating loss of $81.2 million in 2007, principally due to a non-cash goodwill and indefinite-lived intangible asset impairment charge of $100.8 million in 2007, as compared to a goodwill impairment charge of $97.5 million in 2006. Partially offsetting this increase in impairment charge year-over-year was increased operating profit resulting from increased sales volumes. Recreational Accessories' operating profit decreased $59.3 million in 2007, from an operating loss of $4.9 million in 2006 to an operating loss of $64.2 million in 2007, due primarily to a non-cash goodwill and indefinite-lived intangible asset impairment charge of $70.4 million in 2007, as compared to a goodwill impairment charge of $19.0 million in 2006. In addition, we recorded charges of approximately $9.0 million related to the closure of the Huntsville, Ontario, Canada facility in the fourth quarter of 2007. These increases in charges were partially offset by higher sales volumes in our retail business resulting from new program introductions and savings resulting from continued operational improvements and our Asian sourcing initiatives.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 11.2% and 13.3% in 2007 and 2006, respectively. The increase in Adjusted EBITDA margin in our Energy Products segment was consistent with the increase in operating profit margin. The Adjusted EBITDA margin for Packaging Systems and Industrial Specialties decreased to 20.7% and 22.9% in 2007, respectively, from 22.9% and 23.2% in 2006, respectively. In 2007, Packaging Systems and Industrial Specialties recorded increased depreciation expense of approximately $1.4 million and $0.5 million, respectively, primarily as a result of the acquisition of previously leased machinery and equipment assets with IPO proceeds. The remaining change in Adjusted EBITDA margin for both Packaging Systems and Industrial Specialties was consistent with the decrease in operating profit margin. The Adjusted EBITDA margins in our RV & Trailer Products and Recreational Accessories segments were significantly higher than the operating profit margins in 2007 and 2006 due to the add-back of the non-cash goodwill and indefinite-lived intangible asset impairment charges of $100.8 million and $70.4 million, respectively, in 2007, and $97.5 million and $19.0 million, respectively, in 2006. In addition, our Recreational Accessories segment recorded a $3.4 million fixed asset impairment charge in 2007 related to the closure of the Huntsville facility. After consideration of the goodwill, intangible asset and Huntsville charges, the remaining change in Adjusted EBITDA was consistent with the change in operating profit margin for both RV & Trailer Products and Recreational Accessories.

        Packaging Systems.    Net sales increased $7.6 million, or approximately 3.7%, to $211.8 million in 2007, as compared to $204.2 million in 2006. Overall, approximately $5.6 million of the increase in sales is due to favorable currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, approximately $2.6 million of the increase is due to continued strong demand for our specialty dispensing products and new product introductions. These increases in sales were partially offset by decreases in sales of our specialty tapes, laminates and insulation products of approximately $0.6 million. Sales of our industrial closures, rings and levers were essentially flat year-over-year.

        Packaging Systems' gross profit increased approximately $1.6 million to $61.4 million, or 29.0% of sales, in 2007, as compared to $59.8 million, or 29.3% of sales, in 2006. The increase in gross profit between years is primarily attributed to favorable currency exchange, as incremental margin from increased sales levels was substantially offset by a less favorable product sales mix.

        Packaging Systems' selling, general and administrative costs increased approximately $2.3 million to $28.3 million, or 13.3% of sales, in 2007, as compared to $26.0 million, or 12.7% of sales, in 2006. The increase in selling, general and administrative expenses is a result of increased spending related to sales growth initiatives and realigning of certain manufacturing equipment between our facilities.

        Packaging Systems' operating profit decreased $4.0 million to $29.8 million, or 14.0% of sales, in 2007, as compared to $33.8 million, or 16.5% of sales, in 2006. The decrease in operating profit is due primarily recognition of a $3.9 million non-cash charge related to settlement of a defined benefit plan liability resulting from the closure of a distribution facility in 1997, for which the ultimate resolution and related accounting for distribution of surplus assets of the plan was not approved by Canadian authorities until 2007. The other components of the change were an increase in operating profit due to favorable currency exchange, offset by a less favorable product sales mix, increased selling costs in support of our sales growth initiatives and the realignment of certain manufacturing equipment between our facilities.

        Packaging Systems' Adjusted EBITDA decreased $2.9 million to $43.8 million, or 20.7% of sales, in 2007, as compared to $46.7 million, or 22.9% of sales, in 2006. In 2007, Packaging Systems had an increased depreciation expense add-back of approximately $1.4 million, primarily due to the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007. The remaining change is consistent with the decrease in operating profit.

        Energy Products.    Net sales for 2007 increased $6.5 million, or 4.1%, to $163.5 million, as compared to $157.0 million in 2006. Sales of specialty gaskets and related fastening hardware increased approximately $14.6 million as compared to 2006 as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products decreased approximately $9.4 million in 2007 as compared to 2006 due to lower gas commodity prices persisting for most of 2007 and the impact of lower rig count activity in the Canadian natural gas market.

        Gross profit within Energy Products increased $1.9 million to $47.6 million, or 29.1% of sales in 2007, as compared to $45.7 million, or 29.1% of sales in 2006. Gross profit increased approximately $6.4 million in our specialty gasket business in 2007 as compared to 2006, approximately $4.2 million of which resulted from increased sales volumes. The remainder of the increase in gross profit compared to 2006 was due to improved material margins and a more favorable product sales mix. Gross profit decreased by $4.5 million in our engine business in 2007 as compared to 2006, approximately $2.7 million of which was driven by the decrease in sales volumes year over year. The remainder of the decrease was due to lower margins resulting from a less favorable mix of engine sales, increased labor and overhead spending associated with investments in developing infrastructure for its new compressor products and the loss of operating leverage due to lower sales volumes compared to 2006.

        Selling, general and administrative expenses within Energy Products increased $1.8 million to $24.5 million, or 15.0% of net sales in 2007, as compared to $22.7 million, or 14.5% of net sales in 2006. Of this increase, approximately $1.7 million was due to increased compensation, commission and launch expenses in support of increased sales in our specialty gasket business and new product introduction in our engine business.

        Overall, operating profit within Energy Products increased $0.1 million to $22.9 million, or 14.0% of sales in 2007, as compared to $22.8 million, or 14.5% of sales, in 2006. Overall, increases in operating profit in our specialty gasket business due to higher sales volumes and other operational improvements were mostly offset by reductions in operating profit in our engine business due to lower sales volumes resulting from lower gas commodity prices, lower rig count activity in the Canadian natural gas market and increased spending in support of new product development.

        Energy Products' Adjusted EBITDA increased $0.4 million to $25.4 million, or 15.6% of sales, in 2007, as compared to $25.0 million, or 16.0% of sales, in 2006, consistent with the improvement in operating profit between years.

        Industrial Specialties.    Net sales in 2007 increased $29.2 million, or approximately 16.7%, to $204.6 million, from $175.4 million in 2006. Net sales in 2007 increased 20.8% in our aerospace fastener business as compared to 2006, as we continued to benefit from share gains as well as strong market demand, and 17.3% in our industrial cylinders business, as demand for our new ISO cylinder continued to increase. In addition, net sales increased 23.3% in our defense business as compared to 2006, as our customers built-up their inventory of cartridge cases, and 4.3% in our precision cutting tools business due to increased sales of medical and special products to new customers and markets. Sales within our specialty fittings business declined approximately 11.2% in 2007 as compared to 2006 due to continued softness in domestic automotive market demand. Finally, this segment benefited from the acquisition of a medical device manufacturer in August 2007.

        Gross profit within Industrial Specialties increased $8.6 million to $60.2 million, or 29.4% of sales, in 2007, from $51.6 million, or 29.4% of sales, in 2006. The increase in gross profit is primarily attributed to the sales level increase between years and the acquisition of the medical device manufacturer.

        Selling, general and administrative expenses increased $3.0 million to $18.1 million, or 8.9% of sales, in 2007, as compared to $15.1 million, or 8.6% of sales, in 2006, as this segment increased its investment in sales resources and product development, primarily in its aerospace business.

        Operating profit increased $5.6 million to $41.8 million, or 20.4% of sales, in 2007, as compared to $36.2 million, or 20.6% of sales, in 2006, due primarily to higher sales levels between years, partially offset by our increased investment in sales resources and product development.

        Industrial Specialties' Adjusted EBITDA increased $6.2 million to $46.9 million, or 22.9% of sales, in 2007, as compared to $40.7 million, or 23.2% of sales, in 2006, In 2007, Industrial Specialties had increased depreciation expense of approximately $0.5 million, primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007. The remaining change is consistent with the change in operating profit.

        RV & Trailer Products.    Net sales increased $8.1 million, or 4.2%, to $198.8 million in 2007, from $190.7 million in 2006. Net sales were favorably impacted by approximately $5.9 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, net sales in our electrical products business increased approximately $7.7 million in 2007 as compared to 2006, due mainly to sales of new brake controller products. These increases were partially offset by declines in 2007 in our trailering products business due to continued soft demand in certain end-markets, particularly in the horse/livestock market, and, more generally, pricing pressure across all market channels. Our Australian business' sales declined in 2007 primarily due to slow sales of aftermarket products until the second half of the year. While our trailering products business has experienced declines in sales, we believe that our rate of decline has been at a lesser rate than the overall market due to certain market share gains made during 2007.

        RV & Trailer Products' gross profit increased $4.8 million to $43.5 million, or 21.9% of net sales in 2007, from $38.7 million, or 20.3% of net sales, in 2006. Of the increase in gross profit between years, $1.6 million is attributed to the higher sales volumes, primarily in our electrical products business, and $1.3 million is attributed the aforementioned currency exchange impact. The remaining increase in gross profit is due to the impact of improved operating margins within our Australian business, primarily due to improved material margins. These increases in gross profit were partially offset by continued weak demand and pricing pressures in our trailering products business, and inefficiencies and duplication of labor and overhead costs in our Australian operations associated with the closure of one Australian facility and a corresponding start-up of new programs in our Thailand facility. The closing of our Australian facility was completed in the third quarter of 2007.

        RV & Trailer Products' selling, general and administrative expenses increased $3.2 million to $23.4 million, or 11.8% of sales in 2007, from $20.2 million, or 10.6% of sales in 2006. This increase was due to higher sales-related support activities associated with the start-up of our new Thailand facility, increased promotional expenses in attempts to boost sales volumes and increased litigation defense costs.

        RV & Trailer Products' operating loss was $81.2 million in 2007, compared to an operating loss of $79.6 million in 2006. In 2007, we recognized a non-cash goodwill and indefinite-lived intangible asset impairment charge of $100.8 million due to continued declines in the fair value of this business, compared to a non-cash goodwill impairment charge in 2006 of $97.5 million. Aside from these charges, the change in year-over-year operating loss is due to an increase in sales volumes and improved material margins, mostly offset by higher sales-related support costs, higher promotional expenses, increased litigation defense costs, and costs associated with our Australia and Thailand operations.

        RV & Trailer Products' Adjusted EBITDA increased $1.6 million to $27.6 million, or 13.9% of sales in 2007, from $26.0 million, or 13.7% of sales, in 2006, which, after considering the effect of the goodwill and indefinite-lived intangible asset impairment charges in 2007 and 2006, and consideration of increased depreciation expense of approximately $0.8 million, primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, is consistent with the increase in operating profit margin between years.

        Recreational Accessories.    Net sales increased $3.0 million, or approximately 1.0%, to $289.6 million in 2007, from $286.6 million in 2006. This segment benefited from an approximate 11% sales increase in our retail channel, primarily driven by new programs with our specialty automotive customers and new customers, and by approximately $1.6 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. These increases were partially offset by an approximate 6% reduction in sales of our towing products business to our installer and original equipment customer groups, as a result of the continued softening of the end-customer market.

        Recreational Accessories' gross profit increased $1.7 million to $76.2 million, or 26.3% of net sales in 2007, from $74.5 million, or 26.0% of net sales in 2006, due primarily to approximately $0.8 million of increased profit resulting from higher sales volumes. The remainder of the increase is due to continued operational improvements in our towing products business and continued benefits related to sourcing of products from Asia and the related cost savings associated with such sourcing initiatives in both our towing and retail businesses.

        Recreational Accessories' selling, general and administrative expenses increased approximately $5.8 million to $66.3 million, or 22.9% of sales in 2007, from $60.5 million, or 21.1% of sales in 2006. The increase in selling and administrative expenses between years is due primarily to an approximate $4.8 million of expense related to severance and other costs associated with the aforementioned closure of our Huntsville facility. In addition, we experienced additional selling and promotional spending in our retail channel in connection with the new business awarded during 2007. These increases were partially offset by continued reductions in selling and distribution expenses in our towing products business as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales to our installer and original equipment customer groups.

        Recreational Accessories' operating loss was $64.2 million in 2007, compared to an operating loss of $4.9 million 2006. In 2007, we recognized a non-cash goodwill and indefinite-lived intangible asset impairment charge of $70.4 million due to continued declines in the fair value of this business, compared to a non-cash goodwill impairment charge in 2006 of $19.0 million. In addition, during 2007, we incurred approximately $9.0 million in charges recorded associated with the closure of our Huntsville, Canada, Ontario facility, of which $4.8 relates primarily to severance and other benefit costs, $3.4 million relates to the impairment of fixed assets and $0.8 million relates to facility and other costs. These decreases in operating loss were partially offset by continued operational improvements and reductions in selling and distribution expenses in our towing products business and continued benefits and savings related to sourcing products from Asia.

        Recreational Accessories' Adjusted EBITDA decreased $4.2 million to $20.3 million, or 7.0% of sales in 2007, from $24.5 million, or 8.6% of sales, in 2006, which is primarily attributed to the severance and other costs associated with the Huntsville facility closure, partially offset by increases in profit due to increases in sales and margins due to continued sourcing initiatives and lower discretionary spending.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2007	2006
	(in millions)
Corporate operating expenses	$14.8	$11.4
Employee costs and related benefits	9.6	8.9
Costs for early termination of operating leases	4.2	—
Management fees and expenses	12.1	4.1

Corporate expenses and management fees—operating profit	$40.7	$24.4
Receivables sales and securitization expenses	4.4	4.6
Depreciation	(0.1)	(0.1)
Other, net	(1.0)	(0.8)

Corporate expenses and management fees—Adjusted EBITDA	$44.0	$28.1

        Corporate operating expenses increased by approximately $3.4 million to $14.8 million in 2007, from $11.4 million in 2006, due to increased professional fees expense related to our ongoing efforts to comply with the requirements of Sarbanes-Oxley, increased costs for directors and officers insurance as a result of completing our IPO and higher operating expenses associated with our Asian sourcing office. Employee costs and related benefits increased by approximately $0.7 million to $9.6 million in 2007, from $8.9 million in 2006, primarily due to higher incentive compensation costs. The remaining increase between years is attributed to the impact of the use of IPO proceeds, including payment of a $10.0 million termination fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases.

        Interest Expense.    Interest expense, including debt extinguishment costs of approximately $7.4 million and $8.6 million in 2007 and 2006, respectively, decreased approximately $11.9 million to $75.8 million in 2007, from $87.7 million in 2006. Of the decrease, approximately $4.9 million is due to lower borrowings in the second half of 2007 as compared to the second half of 2006 resulting from the retirement of $100.0 million senior subordinated notes in June 2007 with our IPO proceeds. The decrease is also a result of a decrease in our weighted-average U.S. variable-rate on U.S. borrowings of 7.8% in 2007, from 8.5% in 2006. Weighted-average borrowings on U.S. variable-rate debt were approximately flat year-over-year.

        Other Expense, Net.    Other expense, net decreased approximately $0.3 million to $3.9 million in 2007, from $4.2 million in 2006. The decrease is principally due to income in 2007 of approximately $0.6 million as a result of investing $100.0 million of IPO proceeds prior to retirement of the senior subordinated notes, partially offset by a change in gains and losses on transactions denominated in foreign currencies, from a gain of $0.1 million in 2006 to a loss of $0.2 million in 2007.

        Income Taxes.    The effective income tax rate for 2007 was 7.0% compared with (1.6)% for 2006. In 2007, we reported foreign pre-tax income of approximately $6.6 million and a domestic pre-tax loss of approximately $178.0 million. The loss in 2007 is primarily the result of a goodwill and indefinite-lived intangible asset impairment charge of $171.2 million, for which we received an income tax benefit of approximately $11.3 million. In 2007, we recorded a $1.4 million tax benefit associated with changes in statutory tax rates and tax law as required by SFAS 109. The Company reduced its net deferred income tax liabilities for the tax law changes that were signed into effect during 2007. In addition, the Company recorded a valuation allowance of $0.9 million against certain state NOL's. The loss in 2006 is primarily the result of a goodwill impairment charge of $116.5 million, for which we received an income tax benefit of only $1.2 million. In 2006, we also recorded a tax benefit of approximately $0.5 million in accordance with SFAS 109 due to the change in Texas tax law signed into effect on May 19, 2006, recorded a valuation allowance of $1.7 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward, and recorded a tax benefit of $0.6 million related to extraterritorial income exclusions (ETI). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship to net income (loss).

        Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our asphalt-coated paper business through June 2006, when the sale of that business was completed and our N.I. Industries rocket launcher and property management lines of business through December 2007, when the sale of the rocket launcher business was completed. The results of operations also include a charge in 2007 related to our Wood Dale leased manufacturing facility, which was part of our industrial fastening business, for the estimated unrecoverable future minimum lease obligations. Income from discontinued operations, net of income tax expense, was $0.9 million in 2007, as compared to a loss from discontinued operations, net of income tax benefit, of $19.1 million in 2006. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached herein.

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

        Overall, net sales increased $21.0 million, or approximately 2.1%, in 2006 as compared with 2005. Of this increase, approximately $17.9 million is attributed to organic growth, and approximately $3.1 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Packaging Systems' net sales increased $14.3 million, or approximately 7.5%, in 2006 as compared with 2005 due to increases in core product sales, new product sales and the favorable effects of currency exchange. Net sales within Energy Products increased $26.0 million, or 19.8%, in 2006 as compared with 2005 as businesses in this segment benefited from high levels of oil and gas drilling activity in North America due to elevated oil prices and higher levels of turnaround activity at petroleum refineries and petrochemical facilities. Net sales within our Industrial Specialties segment increased $18.7 million, or 11.9%, in 2006 as compared with 2005 due to improved demand across all businesses in the segment and recovery of steel cost increases, most notably in our industrial cylinder and precision tool businesses. RV & Trailer Products' net sales decreased $18.3 million, or approximately 8.8%, in 2006 as compared with 2005 due to decreased demand across most of its market channels and pricing pressure as a result of increased foreign competition. Recreational Accessories' net sales decreased $19.6 million, or approximately 6.4%, in 2006 as compared with 2005 due to reduced sales activity in our towing products business' early order program and reduced demand across its market channels due to high gasoline prices and a continued uncertain interest rate environment.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.7% and 24.5% for 2006 and 2005, respectively. Packaging Systems' gross profit margin increased to approximately 29.3% in 2006 from 28.7% in 2005 primarily due to higher sales volumes and reduced material costs. Energy Products' gross profit margin increased to 29.1% in 2006 compared to 27.0% in 2005 as this segment's margin benefited primarily from higher sales volumes between years. Gross profit margin within our Industrial Specialties segment increased in 2006 to 29.4%, compared to 28.2% in 2005, due generally to higher sales volumes and proportionately greater sales of higher margin aerospace fasteners between years. RV & Trailer Products' gross profit margin decreased to 20.3% in 2006 from 23.1% in 2005 due primarily to the reduced sales levels, lower material margins, increased competitive pricing pressures and startup costs associated with our new manufacturing facility in Thailand. Recreational Accessories' gross profit margin increased to 26.0% in 2006 from 20.0% in 2005. The increase is due primarily to material margin improvements in our towing and retail sales channels, purchasing savings initiatives, additional manufacturing efficiencies and material management improvement initiatives. These improvements were partially offset by the decline in sales between years.

        Operating profit margin (operating profit as a percentage of sales) decreased from 8.3% in 2005 to (1.6)% in 2006. Operating profit declined approximately $98.4 million, to an operating loss of $16.3 million in 2006, compared to operating profit of $82.1 million in 2005. Of this decline, $116.5 million was due to a non-cash goodwill impairment charge related to our RV & Trailer Products and Recreational Accessories segments, which is partially offset by $18.6 million of additional margin earned on increased sales and as a result of other operational improvements. Packaging Systems' operating profit margin was 16.5% and 16.1% in 2006 and 2005, respectively. Operating profit increased $3.2 million in 2006 as compared with 2005 due primarily to higher sales levels, improved material margins as a result of moderating raw material costs and flat selling and administrative costs as a percentage of sales between years. Energy Products' operating profit margin was 14.5% and 11.6% in 2006 and 2005, respectively. Operating profit improved $7.6 million in 2006 compared to 2005 as increases in margin earned due to higher sales levels and margin improvement in our specialty gasket business were partially offset by higher selling, general and administrative expenses, which principally increased due to $0.9 million of higher asbestos litigation defense costs. Industrial Specialties' operating profit margin was 20.6% and 18.8% in 2006 and 2005, respectively. Operating profit increased $6.7 million in 2006 compared to 2005 due to increased sales levels in all of the businesses in this segment and improved material margins, partially offset by higher selling, general and administrative expenses. RV & Trailer Products' operating profit decreased $106.4 million in 2006, from an operating profit of $26.8 million in 2005 to an operating loss of $79.6 million in 2006, principally due to a non-cash goodwill impairment charge of $97.5 million. The remaining decrease in operating profit of approximately $8.9 million is primarily the result of the decline in sales and lower material margins. Recreational Accessories' operating profit decreased $7.0 million in 2006, from an operating profit of $2.1 million to an operating loss of $4.9 million in 2006, principally due to the non-cash goodwill impairment charge of $19.0 million. The effect of the goodwill impairment charge was partially offset by approximately $12.0 million of additional operating profit resulting primarily from increased material margins, improved productivity and purchasing cost savings initiatives, partially offset by increased selling, general and administrative expenses, mainly in our retail advertising and promotional expenses.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.3% and 11.7% in 2006 and 2005, respectively. The increase in Adjusted EBITDA margin was consistent with the increase in operating profit margin in our Energy Products and Industrial Specialties segments. The Adjusted EBITDA margin for Packaging Systems improved to 22.9% in 2006 from 21.2% in 2005. In addition to the improvement in operating profit margin, the increase in Packaging Systems' Adjusted EBITDA margin from 2005 to 2006 was partially due to $1.8 million in net losses on transactions denominated in foreign currencies in 2005 that did not recur in 2006. The Adjusted EBITDA margins in our RV & Trailer Products and Recreational Accessories segments were significantly higher than the operating profit margins due to the add-back of the non-cash goodwill impairment charges of $97.5 million and $19.0 million, respectively. Before consideration of these charges, the increase in Adjusted EBITDA margin in our Recreational Accessories segment and the decrease in Adjusted EBITDA margin in our RV & Trailer Products segment was consistent with the related changes in operating profit margin.

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

        Industrial Specialties.    Net sales in 2006 increased $18.7 million, or approximately 11.9%, to $175.4 million, from $156.7 million in 2005. The increase in sales is a result of strong demand for our products in the general industrial, aerospace and automotive markets due to market share gains, new products, and economic expansion. Notably, our aerospace fastener business continues to experience strong market demand, with a sales increase of approximately 14.2% in 2006 as compared to 2005 due to continued strong commercial and business jet build rates. As compared to 2005, 2006 sales within our industrial cylinders business increased 14.5%, sales of specialty automotive fittings improved 3.2% and sales of precision cutting tools improved 5.7%, while sales within our defense business were slightly above 2005 levels. We estimate that steel cost increases recovered from customers via pricing increases during 2006, principally within our industrial cylinder and precision tool businesses, were comparable to 2005.

        Gross profit within Industrial Specialties increased $7.4 million to $51.6 million, or 29.4% of sales, in 2006 as compared to $44.2 million, or 28.2% of sales, in 2005. Of the increase in gross profit, approximately $5.0 million is attributed to the sales level increase between years. The remainder of the increase is attributed to operational improvements which resulted in reductions in material, labor and overhead costs as a percentage of sales, with increased material margins comprising the majority of the improvement at approximately $1.2 million.

        Selling, general and administrative expenses increased $0.4 million to $15.1 million, or 8.6% of sales, in 2006, as compared to $14.7 million, or 9.4% of sales, in 2005, due primarily to increases in professional fees and certain personnel expenses.

        Operating profit increased $6.7 million to $36.2 million, or 20.6% of sales, in 2006 as compared to $29.5 million, or 18.8% of sales, in 2005, due primarily to increased sales levels in each of the businesses in this segment and improved material margins, which were offset in part by slightly higher selling, general and administrative spending.

        Industrial Specialties' Adjusted EBITDA increased $6.4 million to $40.7 million, or 23.2% of sales, in 2006 from $34.3 million, or 21.9% of sales, in 2005, consistent with the improvement in operating profit between years.

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

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2006	2005
	(in millions)
Corporate operating expenses	$11.4	$10.4
Employee costs and related benefits	8.9	7.4
Management fees and expenses	4.1	4.2

Corporate expenses and management fees—operating profit	$24.4	$22.0
Receivables sales and securitization expenses	4.6	4.2
Depreciation	(0.1)	(0.2)
Other, net	(0.8)	(0.5)

Corporate expenses and management fees—Adjusted EBITDA	$28.1	$25.5

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

        Interest Expense.    Interest expense increased approximately $3.9 million to $79.1 million in 2006 from $75.2 million in 2005. The increase is primarily the result of an increase in our weighted average interest rate on U.S. variable rate borrowings to approximately 8.5% in 2006 from approximately 6.9% in 2005, which was partially offset by a reduction in weighted average variable rate borrowings of approximately $297.6 million during 2006, from approximately $357.6 million during 2005.

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

        Income Taxes.    The effective income tax rate for 2006 was (1.6)% compared with 140% for 2005. The loss in 2006 is primarily the result of a goodwill impairment charge of $116.5 million, for which we received an income tax benefit of only $1.2 million. In 2006, we also recorded a tax benefit of approximately $0.5 million in accordance with SFAS 109 due to the change in Texas tax law signed into effect on May 19, 2006, recorded a valuation allowance of $1.7 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward, and recorded a tax benefit of $0.6 million related to extraterritorial income exclusions (ETI). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship to net income (loss). In 2005, foreign operations reported pre-tax income of approximately $10.6 million compared to a reported domestic pre-tax loss of $9.8 million. In 2005, we recorded a valuation allowance of $2.2 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward and recorded a tax benefit of $1.0 million related to ETI exclusions. In addition, in 2005, certain of our foreign subsidiaries made a dividend distribution of approximately $55.8 million from accumulated earnings and profits. The 2005 dividend resulted in our recording additional tax expense of approximately $0.4 million related to federal taxes on foreign accumulated earnings and profits.

        Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our asphalt-coated paper business through June 2006, when the sale of that business was completed and our N.I. Industries rocket launcher and property management lines of business through December 2007, when the sale of the rocket launcher business was completed. The results of operations also include a charge in 2007 related to our Wood Dale leased manufacturing facility, which was part of our industrial fastening business, for the estimated unrecoverable future minimum lease obligations. Income from discontinued operations, net of income tax expense, was $0.9 million in 2007, as compared to a loss from discontinued operations, net of income tax benefit, of $19.1 million in 2006. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached herein.

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

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities in 2007 was approximately $65.0 million, as compared to $15.9 million in 2006. The improvement between years is primarily the result of improved working capital management during 2007 as compared to 2006, principally in higher levels of accounts payable and accrued liabilities and lower levels of accounts receivable and prepaid and other assets. These sources of cash were partially offset by increased investment in inventory in 2007 as compared to 2006, primarily as a result of increased safety stock due to longer lead times in sourcing of production from Asia.

        Net cash used for investing activities in 2007 was approximately $68.9 million, as compared to $22.2 million in 2006. During 2007, capital expenditures were approximately $12.2 million greater than in 2006 to support our growth initiatives. During 2007, using proceeds from our initial public offering, we purchased approximately $17.1 million of machinery and equipment subject to operating leases, and also paid approximately $12.9 million for certain machinery and equipment subject to operating leases in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was sold in February 2007. In addition, during 2007, we paid approximately $13.5 million to acquire certain assets from Quest Technologies, Inc., expanding the Company's fifth-wheel product offerings in our Recreational Accessories segment, and all of the capital stock of DEW Technologies, Inc., a medical device manufacturer, which is reported in our Industrial Specialties segment. We also generated cash proceeds in 2007 of approximately $7.1 million on the disposition of businesses and other assets, $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007, and $3.1 million associated with the sale of our rocket launcher business in December 2007. In 2006, we acquired approximately $7.4 million of machinery and equipment subject to operating leases and generated cash proceeds of approximately $7.7 million, primarily related to the sale of our Lakewood, Ohio, Wood Dale, Illinois and Edison, New Jersey business operations.

        Net cash provided by financing activities in 2007 was approximately $5.1 million, as compared to cash provided by financing activities of approximately $6.2 million in 2006. During 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million, which we used to retire $100.0 million of senior subordinated notes. In addition, we reduced our net borrowings under our credit facilities by approximately $21.4 million. In 2006, we increased our net borrowings under our credit facilities by approximately $13.7 million due to our credit facility refinancing and additional borrowing requirements on our revolving credit facility, partially offset by a reduction in our non-U.S. debt of approximately $7.1 million.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At December 31, 2007, approximately $256.7 million was outstanding on the term loan and $0.7 million was outstanding on the revolving credit facility. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        During the third quarter of 2006, the Company amended and restated the Credit Facility, primarily extending the maturity dates and reducing the interest rate margins on both its revolving credit facility and term loan. In conjunction with the refinancing, the Company incurred debt extinguishment costs of approximately $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.08 to 1.00 at December 31, 2007 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on December 31, 2007, for the year ended December 31, 2007.

Year ended December 31, 2007
(dollars in thousands)
Net Loss, as reported	$(158,430)
Bank stipulated adjustments:
Interest expense, net (as defined)	68,310
Income tax benefit(1)	(10,410)
Depreciation and amortization	41,350
Extraordinary non-cash charges(2)	178,450
Monitoring fees(3)	12,000
Interest equivalent costs(4)	4,230
Non-cash expenses related to equity grants(5)	570
Other non-cash expenses or losses	4,450
Losses on early termination of operating leases from net proceeds of an IPO	4,230
Non-recurring expenses or costs for cost savings projects(6)	6,630
Permitted dispositions(7)	240
Permitted acquisitions(8)	1,980
Debt extinguishment costs(9)	7,440

Consolidated Bank EBITDA, as defined	$161,040

	December 31, 2007
	(dollars in thousands)
Total long-term debt	$615,990
Aggregate funding under the receivables securitization facility	41,500

Total Consolidated Indebtedness, as defined	$657,490

Consolidated Bank EBITDA, as defined	$161,040
Actual leverage ratio	4.08	x

Covenant requirement	5.25	x

(1)
Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)
Non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(3)
Represents management fees and expenses paid to Heartland pursuant to the former Advisory Agreement and Advisory Agreement termination.

(4)
Interest-equivalent costs associated with the Company's receivables securitization facility.

(5)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(6)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $50,000,000 in the aggregate.

(7)
EBITDA from permitted dispositions, as defined.

(8)
EBITDA from permitted acquisitions, as defined.

(9)
Includes approximately $4.9 million call premium, $2.3 million write-off of debt issue costs and $0.3 million accretion of net discount, all incurred in connection with the retirement of $100.0 million face value of our senior subordinated notes in the second quarter of 2007.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank which is secured by a letter of credit under our credit facilities. At December 31, 2007, there was no balance outstanding under this agreement. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $4.0 million outstanding at December 31, 2007) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $20 million Australian dollars (approximately $17.5 million outstanding at December 31, 2007) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of December 31, 2007, total borrowings in the amount of $21.5 million were outstanding under these arrangements.

        Another important source of liquidity is our $125.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2007, we had $41.5 million utilized under our accounts receivable facility and $5.0 million of available funding based on eligible receivables and after consideration of leverage restrictions. At December 31, 2007, we also had $0.7 million outstanding under our revolving credit facility and had an additional $113.8 million potentially available after giving effect to approximately

$35.5 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At December 31, 2007, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $118.8 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

        We also have $337.8 million (face value) 9 7/8% senior subordinated notes, which are due in 2012, following our $100.0 million retirement effective in the second quarter of 2007.

        Principal payments required under our amended and restated credit facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, and $242.5 million due on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date).

        Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 13, "Long-term Debt," to the accompanying consolidated financial statements as of December 31, 2007. Based on amounts outstanding at December 31, 2007, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $2.8 million annually.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $18.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

        Annual rent expense for the fiscal year ended December 31, 2007 related to these lease transactions is as follows (in millions):

Operating lease	Transaction	Annual lease cost
Real properties (7 properties)*	2002	$2.1
Real properties (2 properties)*	2003	0.9
Personal properties (plant and equipment)*	2002	0.9
Personal properties (plant and equipment)*	2003	2.2
Real properties	various	10.2
Personal properties (plant and equipment)	various	2.1

Total		$18.4

    *
    These leases are sale-leaseback transactions.

        In connection with the sales of our industrial fastening and asphalt-coating lines of business during 2006 and February 2007, we purchased approximately $19.8 million of machinery and equipment under operating leases which was included as a part of the sales transactions. In the second quarter of 2007, using proceeds from our initial public offering, we purchased an additional approximate $17.1 million of machinery and equipment subject to operating leases. The buyback of these machinery and equipment assets resulted in an annual reduction in our lease expense of approximately $8.0 million.

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

        As a result of our credit facility and senior subordinated notes, we are highly leveraged. In addition to normal capital expenditures, we may incur significant amounts of additional debt and further burden cash flow in pursuit of our internal growth and acquisition strategies.

        We believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future, but we are subject to unforeseeable events and risks.

Off-Balance Sheet Arrangements

        During 2007, we were party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $125.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At December 31, 2007, we had $41.5 million utilized and $5.0 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

        The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectibility of receivables or performance by a seller and certain events of bankruptcy or insolvency. On December 31, 2007, the Company and TSPC amended the receivables transfer agreement to extend the expiration date to February 29, 2008 and reduce funding commitments under the facility to $75.0 million. On February 22, 2008, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a customary 364-day term, committed funding of up to $90.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 1.05%. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Commitments and Contingencies

        Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for [21] facilities and certain capital equipment, our allocable share of certain compensation and benefit obligations to Metaldyne and interest obligations on our senior secured term loan and senior subordinated notes. Interest on our credit facility term loan is based on LIBOR plus 225 basis points, which equaled 7.2% at December 31, 2007, and this rate was used to estimate our future interest obligations with respect to the term loan included in the table below.

        The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2007.

	Payments Due by Periods (dollars in thousands)
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$616,800	$8,390	$19,950	$344,710	$243,750
Lease obligations	139,660	15,360	27,040	19,880	77,380
Benefit obligations	4,060	350	710	710	2,290
Interest obligations:
Term loan	99,120	18,440	36,330	35,570	8,780
Subordinated notes	153,020	33,290	66,570	53,160

Total contractual obligations	$1,012,660	$75,830	$150,600	$454,030	$332,200

        As of December 31, 2007, we had a $90.0 million revolving credit facility and a $75.0 million accounts receivable facility (subsequently increased to $90.0 million on February 22, 2008). Throughout the year, outstanding balances under these facilities fluctuate and we incur additional interest (or, in the case of the accounts receivable facility, interest-like charges) obligations on such variable outstanding debt.

        As of December 31, 2007, we are contingently liable for standby letters of credit totaling $35.5 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of June 30, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody's upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. This upgrade occurred in connection with Moody's changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. In addition, in connection with the consummation of our initial public offering of common stock, as the ratings assigned to our credit facilities by Standard & Poor's remained at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's remained at B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement were reduced by 0.5% per annum.

        If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Impact of New Accounting Standards

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS No. 141(R)), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after

December 15, 2008, and may not be retroactively applied. There is no impact on the Company's current consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, treating them as a separate component of stockholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 31, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is required to be adopted for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.2 million at December 31, 2007. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        Impairment of Long-Lived Assets and Finite-Lived Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews, on a quarterly basis, the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

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

        Goodwill and Indefinite-Lived Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), by comparing the estimated fair value of each of our reporting units to their respective carrying values on our balance sheet. More frequent evaluations could become required under SFAS No. 142 if we experience changes in our business conditions. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each of our reporting units by calculating the present value of their expected future cash flows and other valuation measures. We then compare the estimates of fair value with the reporting unit's net asset carrying value on our balance sheet. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and internal five-year forecast to estimate expected future cash flows. Discounting future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control. At December 31, 2007, fair values of our reporting units were determined based upon the expected future cash flows discounted at weighted average costs of capital ranging from 11% - 17% and estimated residual growth rates ranging from 1% to 4%.

        Future declines in sales and/or operating profit, declines in the Company's stock price, or other changes in our business or the markets for our products could result in further reductions in remaining useful lives for customer relationship intangibles or in impairments of goodwill and other intangible assets.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 13, "Long-term Debt," in the notes to the financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule in the 2007 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        Effective in 2007 the Company changed its method of accounting for pension and postretirement benefits pursuant to Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)". Effective January 1, 2007, the Company changed its method of accounting for income taxes pursuant to FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109". Effective January 1, 2006, the Company changed its method of accounting for share-based payments pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment". In 2005, the Company changed its method of accounting for conditional asset retirement obligations pursuant to FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriMas Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Detroit, Michigan
March 12, 2008

TriMas Corporation

Consolidated Balance Sheet

(Dollars in thousands)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$4,800	$3,600
Receivables, net	89,370	98,800
Inventories, net	190,590	164,660
Deferred income taxes	18,860	24,310
Prepaid expenses and other current assets	7,010	7,320
Assets of discontinued operations held for sale	3,330	15,440

Total current assets	313,960	314,130
Property and equipment, net	195,120	162,670
Goodwill	377,340	529,730
Other intangibles, net	214,290	240,120
Other assets	27,280	39,410

Total assets	$1,127,990	$1,286,060

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$8,390	$9,700
Accounts payable	121,860	100,570
Accrued liabilities	71,830	70,450
Liabilities of discontinued operations	1,450	24,940

Total current liabilities	203,530	205,660
Long-term debt	607,600	724,790
Deferred income taxes	73,280	89,940
Other long-term liabilities	35,090	32,890

Total liabilities	919,500	1,053,280

Preferred stock $0.01 par: Authorized 100,000,000 shares, Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,409,500 and 20,759,500 shares at December 31, 2007 and 2006, respectively	330	210
Paid-in capital	525,960	399,070
Accumulated deficit	(373,970)	(215,220)
Accumulated other comprehensive income	56,170	48,720

Total shareholders' equity	208,490	232,780

Total liabilities and shareholders' equity	$1,127,990	$1,286,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Net sales	$1,068,270	$1,013,910	$992,890
Cost of sales	(779,380)	(743,550)	(749,270)

Gross profit	288,890	270,360	243,620
Selling, general and administrative expenses	(185,910)	(169,050)	(157,820)
Advisory services agreement termination fee	(10,000)	—	—
Costs for early termination of operating leases	(4,230)	—	—
Settlement of Canadian benefit plan liability	(3,870)	—	—
Net loss on dispositions of property and equipment	(2,070)	(550)	(690)
Impairment of assets	(3,370)	(510)	(2,960)
Impairment of goodwill and indefinite-lived intangible assets	(171,210)	(116,500)	—

Operating profit (loss)	(91,770)	(16,250)	82,150

Other expense, net:
Interest expense	(68,310)	(79,060)	(75,210)
Debt extinguishment costs	(7,440)	(8,610)	—
Other expense, net	(3,880)	(4,150)	(6,090)

Other expense, net	(79,630)	(91,820)	(81,300)

Income (loss) from continuing operations before income tax benefit (expense)	(171,400)	(108,070)	850
Income tax benefit (expense)	12,080	(1,700)	(1,190)

Loss from continuing operations	(159,320)	(109,770)	(340)
Income (loss) from discontinued operations, net of income tax benefit (expense)	890	(19,140)	(45,120)

Loss before cumulative effect of change in accounting principle	(158,430)	(128,910)	(45,460)
Cumulative effect of change in accounting principle	—	—	(420)

Net loss	$(158,430)	$(128,910)	$(45,880)

Earnings (loss) per share—basic:
Continuing operations	(5.59)	$(5.43)	$(0.02)
Discontinued operations, net of income tax benefit	0.03	(0.94)	(2.25)
Cumulative effect of change in accounting principle	—	—	(0.02)

Net loss per share	$(5.56)	$(6.37)	$(2.29)

Weighted average common shares—basic	28,498,678	20,229,716	20,010,000

Earnings (loss) per share—diluted:
Continuing operations	$(5.59)	$(5.43)	$(0.02)
Discontinued operations, net of income tax benefit	0.03	(0.94)	(2.25)
Cumulative effect of change in accounting principle	—	—	(0.02)

Net loss per share	$(5.56)	$(6.37)	$(2.29)

Weighted average common shares—diluted	28,498,678	20,229,716	20,010,000

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net loss	$(158,430)	$(128,910)	$(45,880)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	171,210	116,500	—
Impairment of assets	3,370	15,760	73,220
(Gain) loss on dispositions of property and equipment	(630)	3,530	300
Depreciation	25,870	22,250	24,160
Amortization of intangible assets	15,480	16,490	16,590
Amortization of debt issue costs	2,700	4,330	5,050
Deferred income taxes	(9,480)	(11,280)	(37,580)
Non-cash debt extinguishment costs	2,500	7,920	—
Non-cash compensation expense	550	1,350	310
Net proceeds from (reductions in) sale of receivables and receivables securitization	25,980	(14,120)	(9,580)
(Increase) decrease in receivables	(15,670)	9,760	(1,490)
(Increase) decrease in inventories	(25,080)	(11,310)	8,900
(Increase) decrease in prepaid expenses and other assets	12,540	(1,390)	(230)
Increase (decrease) in accounts payable and accrued liabilities	13,690	(15,260)	(5,900)
Other, net	370	260	1,600
Cumulative effect of change in accounting principle	—	—	420

Net cash provided by operating activities, net of acquisition impact	64,970	15,880	29,890

Cash Flows from Investing Activities:
Capital expenditures	(34,730)	(22,480)	(21,670)
Acquisition of leased assets	(29,960)	(7,360)	—
Acquisition of businesses, net of cash acquired	(13,540)	—	—
Net proceeds from disposition of businesses and other assets	9,320	7,680	5,030

Net cash used for investing activities	(68,910)	(22,160)	(16,640)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	126,460	—	—
Repayments of borrowings on senior credit facilities	(4,940)	(257,410)	(2,890)
Proceeds from borrowings on term loan facilities	—	260,000	24,250
Proceeds from borrowings on revolving credit facilities	508,540	688,870	884,450
Repayments of borrowings on revolving credit facilities	(524,920)	(683,150)	(916,300)
Debt issuance costs	—	(2,160)	(2,120)
Retirement of senior subordinated notes	(100,000)	—	—

Net cash provided by (used for) financing activities	5,140	6,150	(12,610)

Cash and Cash Equivalents:
Increase (decrease) for the year	1,200	(130)	640
At beginning of year	3,600	3,730	3,090

At end of year	$4,800	$3,600	$3,730

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,690	$69,880	$70,550

Cash paid for taxes	$8,660	$14,050	$12,630

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$200	$399,450	$(40,430)	$45,940	$405,160
Comprehensive income (loss):
Net loss	—	—	(45,880)	—	(45,880)
Foreign currency translation	—	—	—	(7,470)	(7,470)
Minimum pension liability (net of tax of $150)	—	—	—	(40)	(40)

Total comprehensive loss					(53,390)

Non-cash compensation expense (net of tax of $100)	—	210	—	—	210
Net adjustments to reflect settlement of contractual obligations	—	(2,680)	—	—	(2,680)

Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300

Comprehensive income (loss):
Net loss	—	—	(128,910)	—	(128,910)
Foreign currency translation				9,720	9,720
Minimum pension liability (net of tax of $190)	—	—	—	570	570

Total comprehensive loss	—	—	—	—	(118,620)

Issuance of common stock	10	(10)	—	—	—
Non-cash compensation expense	—	1,350	—	—	1,350
Net adjustments to reflect settlement of contractual obligations	—	750	—	—	750

Balances at December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780
Comprehensive income (loss):
Net loss	—	—	(158,430)	—	(158,430)
Foreign currency translation				8,900	8,900
Defined pension and postretirement pension plan amortization of actuarial losses (net of tax of $0.6 million)	—	—	—	1,020	1,020

Total comprehensive loss	—	—	—	—	(148,510)

Net proceeds from the Company's initial public offering of common stock (Note 2)	120	126,340	—	—	126,460
Non-cash compensation expense	—	550	—	—	550
Effects of accounting change regarding pension and post-retirement plan measurement dates pursuant to SFAS No. 158 (net of tax of $0.1 million) (Note 17)	—	—	(200)	—	(200)
Cumulative impact of change in accounting for benefit plans (net of tax of $1.2 million) (Note 17)	—	—	—	(2,470)	(2,470)
Cumulative impact of change in accounting for					—
uncertainties in income taxes (Note 20)	—	—	(120)		(120)

Balances at December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, spinal and trauma implant products for the medical industry, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

        During the fourth quarter of 2007, the Company committed to a plan to sell its rocket launcher and property management lines of business, both of which were part of the Industrial Specialties operating segment. The Company sold the rocket launcher business in December 2007. During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Company sold the Wood Dale and Lakewood operating locations in December 2006 and the Frankfort operating location in February 2007. In addition, during the second quarter of 2006, the Company committed to a plan and sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment. The results of operations for all of the aforementioned discontinued businesses are reported as discontinued operations for all periods presented and as assets held for sale in the accompanying consolidated balance sheet. See Note 5, "Discontinued Operations and Assets Held for Sale."

2. Initial Public Offering

        During the second quarter of 2007, the Company completed the sale of 12,650,000 shares of common stock to the public pursuant to an effective registration statement at a price of $11.00 per share. Gross proceeds from the common stock offering were $139.2 million. Net proceeds from the offering, after deducting underwriting discounts and commissions of $9.7 million and offering expenses of $3.0 million,

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. Initial Public Offering (Continued)

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

$136,620

        In connection with the common stock offering and the use of proceeds therefrom, the Company incurred the following costs and expenses which are included in the Company's statement of operations for the year ended December 31, 2007 (in thousands):

Advisory services agreement termination fee	$10,000
Call premium associated with retirement of senior subordinated notes	4,940
Costs for early termination of operating leases	4,230
Non-cash write-off of deferred financing fees and accretion of unamortized discount and premium associated with retirement of senior subordinated notes	2,500

$21,670

3. Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying financial statements include the accounts and transactions of TriMas and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, reserves for legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.2 million and $5.6 million at December 31, 2007 and 2006, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

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

        Impairment of Long-Lived Assets and Finite-Lived Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews, on a quarterly basis, the financial performance of each business unit for indicators of impairment. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value. The Company tests finite-lived intangibles for impairment on an annual basis, or more frequently, if events or changes in circumstances indicate that their carrying amount may not be recoverable. The factors considered by management in performing this assessment include current operating results, business

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

prospects, market trends, potential product obsolescence, competitor activities customer retention and other economic factors.

        Goodwill and Indefinite-Lived Intangibles.    The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), by comparing the estimated fair value of each of the Company's reporting units to their respective carrying values. More frequent evaluations could become required under SFAS No. 142 if the Company experiences changes in its business conditions. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company estimates the fair value of each of its reporting units by calculating the present value of its expected future cash flows and other valuation measures. The Company then compares the estimates of fair value with the reporting unit's net asset carrying value. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and internal five-year forecast to estimate expected future cash flows. Projecting discounted future cash flows requires the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of the Company's reporting units determined using discounted cash flow analyses and other factors which are beyond the Company's control.. At December 31, 2007, fair values of the Company's reporting units were determined based upon the expected future cash flows discounted at weighted average costs of capital ranging from 11%—17% and estimated residual growth rates ranging from 1% to 4%.

        Fair Value of Financial Instruments.    Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments," requires disclosures about the fair value of all financial instruments, whether or not recognized in the balance sheet. The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value. Management believes the carrying value of the term loan debt approximates fair value, based on market comparisons to debt instruments of like kind and quality, while the senior subordinated notes traded at an approximate 2.0% discount below par value as of December 31, 2007.

        Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $(0.2) million, $0.1 million and $(2.3) million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity.

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Recreational Accessories' distribution network, are included in selling, general and administrative expenses in the accompanying statement of operations. Shipping and handling costs were $4.7 million, $4.7 million and $4.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were $12.9 million, $11.4 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred and approximated $1.7 million, $1.3 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Earnings Per Share.    Basic and diluted earnings per share amounts are determined in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share." The diluted earnings per share for the year ended December 31, 2005 does not consider a warrant to purchase 750,000 shares of common stock at par value of $0.01 per share, because to do so would have been anti-dilutive for the period then ended. The warrant was exercised on September 15, 2006. As of December 31, 2007, 138,541 restricted shares of common stock were outstanding but were excluded from the computation of net income (loss) per share because to do so would have been anti-dilutive for the period presented. Options to purchase 2,000,481, 2,008,201 and 1,946,123 shares of common stock were outstanding at December 31, 2007, 2006 and 2005, respectively, but were excluded from the computation of net income (loss) per share because to do so would have been anti-dilutive for the periods presented.

        Stock-based Compensation.    The Company adopted Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," effective January 1, 2006, using the Modified

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

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

        The following tables illustrate the pro forma effect on the per share and total amounts of income from continuing operations and net loss for the year ended December 31, 2005 if the Company had adopted the fair value recognition provisions of SFAS No. 123R related to stock-based employee compensation (dollars in thousands, except for per share amounts):

Continuing operations income (loss), as reported	$(340)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)

Pro forma net income from continuing operations attributed to common stock	$(1,240)

Earnings per share—basic and diluted:
Continuing operations, as reported	$(0.02)

Continuing operations, pro forma for stock-based compensation	$(0.06)

Net loss, as reported	$(45,880)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	210
Deduct: Stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax effects	(1,110)

Pro forma net loss attributed to common stock	$(46,780)

Earnings (loss) per share—basic and diluted:
Net loss per share, as reported	$(2.29)

Net loss per share, pro forma for stock-based compensation	$(2.34)

        Income Taxes.    The Company computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of TriMas' assets and liabilities. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

        Other Comprehensive Income.    The Company refers to other comprehensive income as revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income is comprised of foreign currency translation adjustments and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

        The components of accumulated other comprehensive income are as follows:

	Balance, December 31, 2007	Balance, December 31, 2006
	(dollars in thousands)
Foreign currency translation	$61,530	$52,630
Unrecognized prior service cost and unrecognized loss in actuarial assumptions (net of tax of $2.7 million and $2.4 million in 2007 and 2006, respectively)	(5,360)	(3,910)

Accumulated other comprehensive income	$56,170	$48,720

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

4. New Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (SFAS No. 141(R)), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no impact on the Company's current consolidated financial statements.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, treating them as a separate component of stockholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 31, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on its consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. SFAS No. 159 is required to be adopted for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. New Accounting Pronouncements (Continued)

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

5. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2007, the Company committed to a plan to sell its rocket launcher and property management lines of business, both of which were part of the Industrial Specialties operating segment. The Company sold the assets of the rocket launcher business in December 2007 for cash proceeds of approximately $3.1 million, and recognized a gain on sale of approximately $2.3 million.

        During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment, for approximately $1.1 million, and recognized a loss on sale of approximately $3.6 million.

        During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Company recognized impairment charges of approximately $15.3 million and $70.3 million in 2006 and 2005, respectively, related to the industrial fastening business to write-down the value of tangible and intangible assets to fair value. The Company sold the Wood Dale and Lakewood operating locations in December 2006 for gross cash proceeds of approximately $5.6 million and a short-term note receivable of approximately $0.2 million, and recognized a loss on sale of approximately $0.5 million. In February 2007, the Company sold the Frankfort operating location for gross cash proceeds of approximately $4.0 million and a note receivable of $2.5 million.

        The Wood Dale manufacturing facility is subject to a lease agreement expiring in 2022 which was not assumed by the purchaser of this business. Prior to the sale, the Company conducted a market study on the property and concluded that it would likely be able to recover substantially all of its future obligations under the lease through future sublease arrangements. In the fourth quarter of 2007, the Company had its prior market study updated. Based on changes in the economy and an increase in available properties in the area, which were being offered at rates below the Company's existing lease contract, the Company concluded it would not be able to recover substantially all of its future obligations, and recorded a charge of $3.6 million, which represents the Company's best estimate of unrecoverable future obligations under its lease contract.

        The results of the industrial fastening business, the asphalt-coated paper business, the rocket launcher business and the property management business are reported as discontinued operations for all periods presented.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations and Assets Held for Sale (Continued)

        Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net sales	$18,780	$100,280	$116,110

Income (loss) from discontinued operations, before income tax (expense) benefit	$2,560	$(27,360)	$(76,890)
Income tax (expense) benefit	(1,670)	8,220	31,770

Income (loss) from discontinued operations, net of income tax (expense) benefit	$890	$(19,140)	$(45,120)

        Assets and liabilities of the discontinued operations are summarized as follows:

	2007	2006
	(dollars in thousands)
Receivables, net	$940	$8,190
Inventories	60	$4,720
Property and equipment, net	2,330	2,530

Total assets	$3,330	$15,440

Accounts payable	$60	$8,540
Accrued liabilities and other	1,390	16,400

Total liabilities	$1,450	$24,940

6. Huntsville Plant Closure

        In October 2007, the Company announced plans to close its manufacturing facility in Huntsville, Ontario, Canada during the fourth quarter of 2007, and consolidate its operations into the Company's Goshen, Indiana manufacturing facility. These actions were substantially complete as of December 31, 2007. As a result of these actions, the Company recorded a pre-tax charge within its Recreational Accessories segment of approximately $9.0 million, of which approximately $5.6 million relates to cash costs incurred as a part of the closure as determined under the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," primarily relating to severance benefits to approximately 160 employees terminated as a part of the closure. As of December 31, 2007, the Company has paid approximately $2.5 million of the cash costs of the facility closure, with the remaining $3.1 million to be paid during 2008. The remaining $3.4 million of the pre-tax charge relates to impairment of assets recorded in accordance with SFAS No. 144 to reduce the book value of the building and building improvements and certain machinery and equipment assets that the Company will no longer utilize to management's estimate of net realizable value (see Note 11). The Company expects to incur approximately $0.7 million in estimated costs and expenses in 2008 resulting from completion of the consolidation into the Goshen facility and recording severance and other benefits for approximately 10 key employees remaining with the Company until the closure is finalized.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Acquisitions

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

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

8. Goodwill and Other Intangible Assets

        The Company tests goodwill for impairment on an annual basis using a measurement date of December 31, unless a change in business conditions occurs which requires a more frequent evaluation. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company estimates the fair value of each reporting unit and compares it to the net asset carrying values. Similarly, the Company also reviews definite-lived intangible assets on an annual basis, or more frequently if events or changes in circumstances indicate that their carrying values may not be recoverable.

        In completing its annual test of goodwill and indefinite-lived intangible asset impairment as of December 31, 2007, the Company's Step I testing indicated that the carrying values of its Recreational Accessories and RV & Trailer Products reporting units exceeded their estimated fair values. The Company estimates the fair value of its reporting units using the present value of estimated future cash flows and other market valuation measures. The estimated future cash flows used in performing these valuations are derived from management's operating budget and five-year long-range forecast, and requires the Company to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital amounts and the weighted average cost of capital for purposes of deriving appropriate discount rates by reporting unit. In addition, the Company also considers other factors when determining the estimated fair value of its reporting units, including its current market capitalization, the uncertain economic outlook and credit markets, the Company's credit risk due to its leverage, elevated fuel prices, declining consumer confidence and flat or declining end-markets in certain of the Company's businesses. Upon completion of the valuation of the Company's reporting units, the estimated fair values of the Company's Recreational Accessories and RV & Trailer Products reporting units were below their carrying values, resulting in a Step I impairment. Based on the results of Step II testing required under SFAS No. 142, the Company recorded pre-tax goodwill and indefinite-lived intangible asset impairment charges in the fourth quarter of 2007 of $61.2 million and $9.2 million, respectively, in its Recreational Accessories reporting unit and $98.4 million and $2.4 million, respectively, in the Company's RV & Trailer Products reporting unit.

        In completing its annual test of goodwill impairment as of December 31, 2006, the Company's Step I testing indicated that the carrying values of its Recreational Accessories and RV & Trailer Products reporting units exceeded their estimated fair values. The estimated fair values of the Company's

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets (Continued)

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

        Future declines in sales and operating profit or declines in the Company's stock price may result in additional goodwill and indefinite-lived intangible asset impairments.

        Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2005	$179,350	$45,200	$62,720	$242,720	$114,790	$644,780
Reversal of restructuring reserves established in purchase accounting, net of of tax	—	—	—	(40)	—	(40)
Adjustment to tax contingencies established in purchase accounting	—	—	—	(4,470)	(1,400)	(5,870)
Impairment charge	—	—	—	(97,500)	(19,000)	(116,500)
Foreign currency translation and other	7,330	(10)	—	120	(80)	7,360

Balance, December 31, 2006	186,680	45,190	62,720	140,830	94,310	529,730

Goodwill from acquisitions	—	—	2,230	—	2,320	4,550
Adjustment to tax contingencies established in purchase accounting	—	—	—	(450)	310	(140)
Impairment charge	—	—	—	(98,380)	(61,210)	(159,590)
Foreign currency translation and other	4,010	860	—	190	(2,270)	2,790

Balance, December 31, 2007	$190,690	$46,050	$64,950	$42,190	$33,460	$377,340

        Effective January 1, 2006, the Company reduced estimated useful lives assigned to certain customer relationship intangibles as follows: 40 years to 25 or 20 years, 25 years to 20 years and 15 years to 12 years. The Company determined that a reduction in estimated useful lives assigned to certain customer relationship intangibles was warranted as of that date to reflect its updated evaluation of the period of expected future benefit related to these customer relationship intangibles. This reduction in estimated useful lives increased the Company's 2007 and 2006 amortization expense related to customer relationship intangibles by approximately $2.4 million.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2007 and 2006 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of December 31, 2007		As of December 31, 2006
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6 - 12 years	$27,980	$(17,910)	$26,500	$(15,900)
15 - 25 years	169,190	(49,190)	171,920	(40,730)

Total customer relationships	197,170	(67,100)	198,420	(56,630)

Technology and other:
1 - 15 years	26,630	(18,190)	26,010	(16,170)
17 - 30 years	40,830	(12,690)	40,180	(10,780)

Total technology and other	67,460	(30,880)	66,190	(26,950)

Trademark/Trade names (indefinite life)	51,990	(4,350)	63,400	(4,310)

	$316,620	$(102,330)	$328,010	$(87,890)

        Amortization expense related to technology and other intangibles was approximately $4.1 million, $4.1 million and $4.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $11.3 million, $12.0 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations.

        Estimated amortization expense for the next five fiscal years beginning after December 31, 2007 is as follows: 2008—$15.0 million, 2009—$15.0 million, 2010—$14.3 million, 2011—$13.4 million and 2012—$13.2 million.

9. Accounts Receivable Securitization

        TriMas is party to a receivable securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $125.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $3.9 million, $4.0 million and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations. As of December 31, 2007 and 2006, the Company's funding under the facility was approximately $41.5 million and $19.6 million, respectively, with an additional $5.0 million and $29.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Accounts Receivable Securitization (Continued)

subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying consolidated balance sheet and approximated $34.1 million and $71.6 million at December 31, 2007 and 2006, respectively. The usage fee under the facility was 1.35%. The Company also paid a fee of 0.5% on the unused portion of the facility. On December 31, 2007, the Company and TSPC amended the receivables transfer agreement to extend the expiration date to February 29, 2008 and reduce funding commitments under the facility to $75.0 million. Subsequent to year end, the Company completed the renewal of the facility. See Note 22, "Subsequent Events."

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of December 31, 2007 and 2006, the financing costs were based on an average liquidation period of the portfolio of approximately 1.2 months and 1.3 months, respectively, and an average discount rate of 3.0% and 3.1%, at December 31, 2007 and 2006, respectively.

        The Company sold an undivided interest in approximately $15.9 million and $12.7 million of accounts receivable under a factoring arrangement at three of its European subsidiaries for the years ended December 31, 2007 and 2006, respectively, and the Company sold an undivided interest in approximately $17.0 million of accounts receivable of one of its businesses not a party to the receivables securitization facility to a third party in 2005. These transactions were accounted for as a sale and the receivables were sold at a discount from face value of approximately 2.0%, 1.9% and 1.25%, respectively. Costs associated with these transactions were approximately $0.3 million, $0.2 million and $0.3 million in 2007, 2006 and 2005, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

10. Inventories

        Inventories consist of the following components:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Finished goods	$117,680	$100,500
Work in process	28,310	22,780
Raw materials	44,600	41,380

Total inventories	$190,590	$164,660

11. Property and Equipment, Net

        Property and equipment consists of the following components:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Land and land improvements	$5,430	$5,310
Buildings	45,430	41,620
Machinery and equipment	273,410	226,890

	324,270	273,820
Less: Accumulated depreciation	129,150	111,150

Property and equipment, net	$195,120	$162,670

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Property and Equipment, Net (Continued)

        Depreciation expense was approximately $25.6 million, $22.1 million and $21.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        In 2007, in connection with the closure of the Huntsville facility (see Note 6), the Company recorded an impairment charge of approximately $3.4 million in accordance with the provisions of SFAS No. 144. This charge relates to the write-down of the net book value of building and building improvements and certain machinery and equipment within the Recreational Accessories segment to net realizable value.

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

12. Accrued Liabilities

	December 31, 2007	December 31, 2006
	(dollars in thousands)
Self-insurance	$13,500	$14,300
Vacation, holiday and bonus	18,900	17,600
Other	39,430	38,550

Total accrued liabilities	$71,830	$70,450

13. Long-term Debt

        The Company's long-term debt consists of the following at December 31, 2007 and 2006:

	December 31, 2007	December 31, 2006
	(dollars in thousands)
U.S. bank debt	$257,410	$274,060
Non-U.S. bank debt and other	21,610	23,890
9 7/8% senior subordinated notes, due June 2012	336,970	436,540

	615,990	734,490
Less: Current maturities, long-term debt	8,390	9,700

Long-term debt	$607,600	$724,790

  U.S. Bank Debt

        The Company is party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

(collectively, the "Credit Facility"). The revolving credit facility matures on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2007 and December 31, 2006, the Company had letters of credit of approximately $35.5 million and $45.0 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 7.84% and 8.47% at December 31, 2007 and December 31, 2006, respectively.

        At December 31, 2007, the Company had $0.7 million outstanding under its revolving credit facility and had an additional $113.8 million potentially available after giving effect to approximately $35.5 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $118.8 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        During the third quarter of 2006, the Company amended and restated the Credit Facility, primarily extending the maturity dates and reducing the interest rate margins on both its revolving credit facility and term loan. In conjunction with the refinancing, the Company incurred debt extinguishment costs of approximately $8.6 million, of which $7.9 million was a non-cash charge from the write-off of debt issuance costs.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2007.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which will be otherwise due on February 28, 2012 if the Company's existing senior subordinated notes are still outstanding at that time).

  Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At December 31, 2007, there was no balance outstanding under this agreement. At December 31, 2006, the balance outstanding under this agreement was approximately $1.7 million at an interest rate of 6.2%.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At December 31, 2007, the balance outstanding under this agreement was approximately $4.0 million at an interest rate of 5.5%. At December 31, 2006, the balance outstanding under this agreement was approximately $5.8 million at an interest rate of 3.7%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At December 31, 2007, the balance outstanding under this agreement was approximately $17.5 million at an interest rate of approximately 7.1%. At December 31, 2006, the balance outstanding under this agreement was approximately $16.4 million at an interest rate of 6.8%.

  Notes

        The Company issued two tranches of its 9 7/8% senior subordinated notes due 2012 pursuant to its bond indenture dated June 6, 2002 ("Notes"). In June 2002, the Company issued $352.8 million face value of Notes at a discount of $2.7 million. In December 2002, the Company issued an additional $85.0 million face value of Notes at a premium of $0.9 million. In each instance, the Notes were issued in a private placement under Rule 144A of the Securities Act of 1933, as amended. These Notes were subsequently registered pursuant to registration statements that were declared effective in February 2003 and July 2003, respectively. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt, including amounts outstanding under the Credit Facility. The Notes are pari passu in right of payment with all existing and future unsecured senior subordinated indebtedness and are unconditionally guaranteed by all of the Company's domestic subsidiaries that are direct borrowers under the Credit Facility. The restricted net assets of the guarantor subsidiaries of approximately $528.4 million and $645.3 million at December 31, 2007 and December 31, 2006, respectively, are presented in the financial information in Note 23, "Supplemental Guarantor Condensed Combining and Consolidating Financial Statements." Interest on the Notes accrues at the rate of 9 7/8% per annum and is payable semi-annually in arrears on June 15 and December 15. At December 31, 2007, the unamortized discount was $1.2 million and the unamortized premium was $0.4 million.

        The Notes were not redeemable prior to June 15, 2007. After June 15, 2007, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2007	104.938%
2008	103.292%
2009	101.646%
2010 and thereafter	100.000%

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), paying a $4.9 million call premium to effect the retirement.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2007, the Company was in compliance with all such covenant requirements.

        The Company's unamortized debt issuance costs approximated $9.8 million and $14.6 million at December 31, 2007 and 2006, respectively, and are included in other assets in the accompanying balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Debt issuance costs and discount on the Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate and are included in interest expense in the accompanying statement of operations.

        Future maturities of the face value of long-term debt at December 31, 2007 are as follows:

Year Ending December 31:	(dollars in thousands)
2008	$8,390
2009	3,390
2010	16,560
2011	3,450
2012	341,260
Thereafter	243,750

Total	$616,800

14. Leases

        TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $18.4 million in 2007, $20.4 million in 2006 and $19.6 million in 2005.

        Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2007, including approximately $1.0 million annually related to discontinued operations, are summarized below:

Year Ending December 31:	(dollars in thousands)
2008	$15,360
2009	14,570
2010	12,470
2011	10,510
2012	9,370
Thereafter	77,380

Total	$139,660

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

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

        As of December 31, 2007, the Company was a party to approximately 1,681 pending cases involving an aggregate of approximately 9,544 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2005	18,884	2,596	1,998	66	$8,660	$5,324,000
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,000
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of our pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,544 claims pending at December 31, 2007, 172 set forth specific amounts of damages (other than

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

those stating the statutory minimum or maximum). 146 of the 172 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 26 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 151 of the 172 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 146 of the 172 claims sought between $1.0 million and $2.5 million and 26 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

16. Related Parties

  Metaldyne Corporation

        In connection with the Company's reorganization in June 2002, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne Corporation ("Metaldyne"), mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments made on TriMas' behalf. The remaining contractual obligations to Metaldyne of approximately $6.0 million at December 31, 2007 are classified as accrued liabilities in the accompanying consolidated balance sheet.

        On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

16. Related Parties (Continued)

determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan ("SERP"). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners ("Heartland"), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2007, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $4.9 million (included in the remaining $6.0 million of contractual obligations above), However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $7.3 million, which could result in future charges to the Company's statement of operations of up to $2.4 million. The Company is currently reviewing the validity of these assertions.

        Under the terms of the stock purchase agreement between Metaldyne and Heartland to purchase TriMas, Metaldyne received a warrant to purchase 750,000 shares of common stock at par value $0.01 per share. Metaldyne exercised the warrant on September 15, 2006.

        Subject to certain limited exceptions, Metaldyne and TriMas retained separate liabilities associated with the respective businesses. Accordingly, the Company will indemnify and hold Metaldyne harmless from all liabilities associated with TriMas and its subsidiaries and the respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold harmless Heartland and TriMas harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding TriMas and its subsidiaries) and their respective operations and assets, whenever conducted. In addition, TriMas agreed with Metaldyne to indemnify one another for its allocated share (42.01%) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

  Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland $10.0 million to terminate its existing advisory services agreement, under which Heartland had provided services such as monitoring of business plans, strategic direction, development of projections, financial review, management and other restructuring and reorganization efforts, assistance with investor relations and other matters. The advisory services had been provided for an annual fee of $4.0 million plus expenses. During 2007, 2006 and 2005, Heartland was paid $2.1 million, $4.1 million and $4.2 million, respectively, for fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

  Related Party Sales

        The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million, $0.4 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $6.1 million and $8.2 million for the years ended December 31, 2006 and 2005, respectively. These amounts are included in results of discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans

  Pension and Profit-Sharing Benefits

        The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were approximately $3.5 million, $3.8 million and $4.6 million in 2007, 2006 and 2005, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.

  Postretirement Benefits

        The Company provides postretirement medical and life insurance benefits, none of which are pre-funded, for certain of its active and retired employees. During 2006, the amount of post-retirement benefit obligations decreased approximately $1.2 million due to the termination of three retiree medical plans. During 2007, the Company settled its obligation outstanding under one of its postretirement benefit plans, resulting in the recognition of a previously deferred gain of approximately $0.2 million.

  SFAS No. 158

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), "Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements 87, 88, 106 and 132(R)," which requires an employer to recognize in its balance sheet the overfunded or underfunded status of defined benefit post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the benefit obligation, resulting in recognition of actuarial and experience gains and losses and prior service costs and credits as a component of other comprehensive income, net of tax. Under SFAS No. 158, employers are also required to measure the fair value of plan assets and benefit obligations as of the date of the plan sponsor's fiscal year-end.

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        The effect of adopting SFAS No. 158 on the Company's financial condition as of March 31 is summarized below:

	Before Adoption of SFAS No. 158	Adjustment	After Adoption of SFAS No. 158
	(dollars in thousands)
Intangible asset	$30	$(30)	$—
Net accrued pension liability	(4,050)	(1,880)	(5,930)
Accrued postretirement liability	(6,070)	(1,800)	(7,870)
Deferred income taxes	(66,200)	1,240	(64,960)
Accumulated other comprehensive income	(50,730)	2,470	(48,260)

        The Company adopted the measurement date provisions of SFAS No. 158 in 2007, changing its previous measurement date of September 30 to match its fiscal year of December 31. As a result of the adoption of the measurement date provision, the Company recorded an additional three months of net periodic pension and postretirement cost of approximately $0.2 million, net of tax, which was recorded as a reduction to the Company's beginning accumulated deficit.

  Plan Assets, Expenses and Obligations

        Plan assets, expenses and obligations for pension and postretirement benefit plans disclosed herein include both continuing and discontinued operations.

        Net periodic pension and postretirement benefit costs recorded in the Company's statement of operations for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2007	2006	2005	2007	2006	2005
	(dollars in thousands)
Service cost	$570	$640	$580	$90	$90	$110
Interest cost	1,660	1,630	1,640	420	430	400
Expected return on plan assets	(2,060)	(1,890)	(1,810)	—	—	—
Amortization of prior-service cost	—	10	10	—	—	—
Settlement loss	3,870	820	670	—	—	—
Amortization of net loss	470	530	350	100	80	70

Net periodic benefit cost	$4,510	$1,740	$1,440	$610	$600	$580

        In 2007, the Company's Packaging Systems segment recognized a non-cash defined benefit pension settlement loss of approximately $3.9 million related to a plan for certain employees previously located at a distribution facility in Canada that was closed in 1997. The closure of the facility resulted in a partial windup of the plan. However, Canadian law did not specify how to distribute surplus assets related to partial windups of benefit plans. This issue was recently resolved in the Canadian court system and, the Company's plan was approved by the Canadian regulatory authorities in November 2007, at which time the Company recorded the settlement loss.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $0.4 million.

        Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2007 and September 30, 2006 and 2005. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2007	2006	2005	2007	2006	2005
Discount rate for obligations	6.75%	6.00%	5.75%	6.375%	5.75%	5.75%
Discount rate for benefit costs	6.00%	5.75%	6.00%	5.75%	5.75%	6.00%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	9.00%	N/A	N/A	N/A

        Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2007 and September 30, 2006 and 2005. Weighted-average assumptions used in accounting for the non-U. S. defined benefit pension plans are as follows:

	Pension Benefit
	2007	2006	2005
Discount rate for obligations	5.80%	5.30%	5.35%
Discount rate for benefit costs	5.30%	5.35%	6.15%
Rate of increase in compensation levels	3.65%	3.75%	3.75%
Expected long-term rate of return on plan assets	8.55%	8.55%	8.50%

        The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2007 and 2006 and the funded status as of December 31, 2007 and 2006:

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(29,700)	$(29,430)	$(7,750)	$(9,300)
Service cost	(710)	(640)	(110)	(90)
Interest cost	(2,070)	(1,630)	(520)	(430)
Participant contributions	(110)	(80)	(120)	(100)
Actuarial gain (loss)	(2,460)	(230)	930	240
Benefit payments	2,290	3,830	600	790
Curtailment/terminations	—	—	—	1,140
Settlement payments	5,630	—	90	—
Change in foreign currency	(650)	(1,520)	—	—

Projected benefit obligations at December 31	$(27,780)	$(29,700)	$(6,880)	$(7,750)

Accumulated benefit obligations at December 31	$(26,800)	$(28,740)	$(6,880)	$(7,750)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
	(dollars in thousands)
Changes in Plan Assets
Fair value of plan assets at January 1	$23,650	$22,230	$—	$—
Actual return on plan assets	1,700	1,520	—	—
Employer contributions	2,270	2,270	480	690
Participant contributions	110	80	120	100
Benefit payments	(2,290)	(3,830)	(600)	(790)
Settlement payment	(5,630)	—	—	—
Change in foreign currency	1,200	1,380	—	—

Fair value of plan assets at December 31	$21,010	$23,650	$—	$—

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
	(dollars in thousands)
Funded Status
Plan assets less than projected benefits at December 31	$(6,760)	$(6,040)	$(6,880)	$(7,750)
Unrecognized prior-service cost	20	30	—	—
Unrecognized net loss	7,090	8,020	930	1,800

Net asset (liability) recognized at December 31	$350	$2,010	$(5,950)	$(5,950)

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
	(dollars in thousands)
Components of the Net Asset Recognized
Prepaid benefit cost	$1,450	$5,160	$—	$—
Current liabilities	(400)	(400)	(670)	(670)
Noncurrent liabilities	(7,820)	(9,060)	(6,210)	(5,280)
Intangible asset	—	30	—	—
Accumulated other comprehensive loss	7,120	6,280	930	—

Net asset (liability) recognized at December 31	$350	$2,010	$(5,950)	$(5,950)

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
	(dollars in thousands)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$25,850	$26,440	$6,880	$7,750
Plan assets	17,640	16,180	—	—

Benefit obligation in excess of plan assets	$8,210	$10,260	$6,880	$7,750

        The Company expects to make contributions of approximately $1.9 million to fund its pension plans and $0.7 million to fund its postretirement benefit payments during 2008.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

  Plan Assets

        The weighted average asset allocation of the Company's pension plans and postretirement benefit plans assets at December 31, 2007 and September 30, 2006 were as follows:

	Pension Benefit		Postretirement Benefit
	2007	2006	2007	2006
Equity securities	55%	59%	N/A	N/A
Debt securities	41%	39%	N/A	N/A
Real estate	0%	0%	N/A	N/A
Cash	4%	2%	N/A	N/A

Total	100%	100%	N/A	N/A

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

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	2007	2007
	(dollars in thousands)
2008	$1,620	$670
2009	1,660	670
2010	1,710	610
2011	1,790	580
2012	1,850	520
Years 2013-2017	10,230	2,910

        The discount rate used in determining the accumulated postretirement benefit obligation was 6.375% and 5.75% in 2007 and 2006, respectively. The measurement dates used were December 31, 2007 and September 30, 2006, respectively. The assumed health care cost trend rate in 2007 was 9.0% for pre-65 plan participants and 11% for post-65 plan participants, decreasing to an ultimate rate in 2017 of 5.00%. If the assumed medical cost trend rates were increased by 1.0%, the accumulated postretirement benefit obligations would increase by approximately $0.5 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost would increase by approximately $60,000. If the assumed medical cost trend rates were decreased by 1.0%, the accumulated postretirement benefit obligations would decrease by approximately $0.5 million and the aggregate of the service and interest cost

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

components of net periodic postretirement benefit cost would decrease by approximately $50,000. The Company expects to receive employee contributions of approximately $0.1 million and to make contributions of approximately $0.7 million to fund its post-retirement benefit obligations in 2008.

18. Stock Options and Awards

        The Company accounts for its stock-based compensation under Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

  2006 Plan

        The TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") provides for the issuance of equity-based incentives in various forms for up to an aggregate of 1,200,000 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. In general, stock options and stock appreciation rights have a fungible ratio of one-to-one (one granted option/appreciation right counts as one share against the aggregate available to issue), while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of two-to-one. No shares issued under the 2006 Plan were exercisable as of December 31, 2007.

        In September 2007, the Company granted 390,610 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant, but were contingent upon certain service and performance conditions. Of the 390,610 shares granted, 145,750 shares were subject to a service provision, where the only condition to the share vesting was that the employee remained with the Company for the vesting period. The remaining 244,860 shares granted were subject to both a service provision (same as above) and a performance provision, where these shares would vest in the same manner as the service provision-only grants if the Company attained and/or exceeded a certain EBITDA target for the year ended December 31, 2007, or would otherwise be cancelled. The Company did not meet or exceed this EBITDA target, resulting in the cancelation of 244,860 restricted shares of its common stock. The Company recognized approximately $0.3 million of stock-based compensation expense related to the 2006 Plan during the year ended December 31, 2007.

        Information related to restricted shares at December 31, 2007 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	$—
Granted	390,610	12.26
Vested	—	—
Cancelled	(252,069)	12.26

Outstanding at December 31, 2007	138,541	$12.26	1.7	$1,467,149

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

18. Stock Options and Awards (Continued)

        As of December 31, 2007, there was approximately $1.4 million of unrecognized compensation cost related to unvested restricted shares.

  2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan") provides for the issuance of equity-based incentives in various forms, of which a total of 2,022,000 stock options have been approved for issuance under the 2002 Plan. As of December 31, 2007, the Company has 2,000,481 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the 2002 Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the 2002 Plan, one half of the vested options became exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of the public offering (May 14, 2008). As of December 31, 2007, 1,073,198 stock options were exercisable under the 2002 Plan.

        The fair values of options granted in 2007 and 2006 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4.7%, and expected volatility of 30%. During 2007, 5,018 options were issued by the Company. The weighted average fair value of stock options at the date of grant was $3.34 for options granted in both 2007 and 2006.

        The fair value of options which vested during the years ended December 31, 2007, 2006 and 2005 was $0.7 million, $0.6 million, and $0 million, respectively. As of December 31, 2007, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.5 years.

        The Company recognized approximately $0.2 million, $1.3 million and $0.3 million of stock-based compensation expense related to the 2002 Plan during the years ended December 31, 2007, 2006 and 2005, respectively. Stock-based compensation expense for 2007 and 2006 represents amounts calculated in accordance with the MPA method of SFAS No. 123R. Stock-based compensation expense for 2005 represents non-cash compensation expense related to stock options issued during the first quarter of 2004 with exercise prices below the Company's estimate of fair value of the underlying stock.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

18. Stock Options and Awards (Continued)

        A summary of the status of the Company's stock options as of December 31, 2007, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,008,201	$20.89
Granted	5,018	23.00
Exercised	—	—
Cancelled	(12,738)	21.82

Outstanding at December 31, 2007	2,000,481	$20.89	5.6	$—

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        Recreational Accessories—Towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components.

        The Company's management uses Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") as a primary indicator of financial operating performance and as a measure of cash generating capability. Adjusted EBITDA is defined as net income (loss) before cumulative effect of accounting change and before interest, taxes, depreciation, amortization, non-cash asset and goodwill impairment charges and write-offs and non-cash losses on sale-leaseback of property and equipment. For purposes of this Note, the Company defines operating net assets as total assets less current liabilities.

        Segment activity is as follows:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net Sales
Packaging Systems	$211,820	$204,230	$189,910
Energy Products	163,470	156,990	131,020
Industrial Specialties	204,630	175,410	156,730
RV & Trailer Products	198,790	190,700	209,030
Recreational Accessories	289,560	286,580	306,200

Total	$1,068,270	$1,013,910	$992,890

Impairment Charges
RV & Trailer Products	$100,780	$98,010	$310
Recreational Accessories	73,800	19,000	2,650

Total	$174,580	$117,010	$2,960

Operating Profit (Loss)
Packaging Systems	$29,760	$33,770	$30,590
Energy Products	22,860	22,790	15,210
Industrial Specialties	41,770	36,200	29,480
RV & Trailer Products	(81,230)	(79,650)	26,790
Recreational Accessories	(64,200)	(4,910)	2,120
Corporate expenses and management fees	(40,730)	(24,450)	(22,040)

Total	$(91,770)	$(16,250)	$82,150

Capital Expenditures
Packaging Systems	$18,470	$11,450	$8,680
Energy Products	5,590	3,380	1,720
Industrial Specialties	16,110	4,170	2,380
RV & Trailer Products	7,150	4,820	4,690
Recreational Accessories	4,300	1,700	2,700
Corporate	120	80	70

Total	$51,740	$25,600	$20,240

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Depreciation and Amortization
Packaging Systems	$13,930	$13,150	$11,580
Energy Products	2,470	2,290	2,310
Industrial Specialties	5,050	4,470	4,800
RV & Trailer Products	8,120	7,340	7,430
Recreational Accessories	11,410	10,750	10,590
Corporate	170	330	200

Total	$41,150	$38,330	$36,910

Operating Net Assets
Packaging Systems	$393,580	$395,310	$371,990
Energy Products	100,880	90,340	85,360
Industrial Specialties	141,490	114,110	111,930
RV & Trailer Products	152,610	244,920	335,830
Recreational Accessories	176,500	260,120	297,790
Corporate	(42,480)	(14,900)	(18,300)

Subtotal from continuing operations	922,580	1,089,900	1,184,600
Discountinued operations	1,880	(9,500)	10,270

Total operating net assets	924,460	1,080,400	1,194,870

Current liabilities	203,530	205,660	233,640

Consolidated assets	$1,127,990	$1,286,060	$1,428,510

Adjusted EBITDA
Packaging Systems	$43,800	$46,680	$40,350
Energy Products	25,430	25,070	17,550
Industrial Specialties	46,870	40,690	34,310
RV & Trailer Products	27,620	26,050	34,280
Recreational Accessories	20,340	24,540	14,930
Corporate expenses and management fees	(43,980)	(28,110)	(25,490)

Subtotal from continuing operations	120,080	134,920	115,930
Discountinued operations	2,760	(12,230)	(2,790)

Total	$122,840	$122,690	$113,140

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        The following is a reconciliation of the Company's Adjusted EBITDA to net loss before cumulative effect of accounting change:

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Net loss before effect of cumulative accounting change	$(158,430)	$(128,910)	$(45,460)
Income tax expense (benefit)(a)	(10,410)	(6,520)	(30,580)
Interest expense	68,310	79,060	75,210
Debt extinguishment costs	7,440	8,610	—
Change in asset retirement obligation of discontinued operations	—	(550)	—
Impairment of assets	3,370	15,760	73,220
Impairment of goodwill	171,210	116,500	—
Depreciation and amortization	41,350	38,740	40,750

Adjusted EBITDA	$122,840	$122,690	$113,140

(a)
Includes addback of income tax benefit (expense) of approximately $(1.7) million, $8.2 million and $31.8 million recorded in 2007, 2006 and 2005, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

        The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. There was no single non-U.S. country for which revenue and net assets were material to the combined revenues and net assets of the Company taken as a whole.

	As of December 31,
	2007		2006		2005
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$61,080	$95,100	$53,670	$90,920	$48,770	$85,530
Australia	59,150	114,050	55,140	110,970	56,960	98,700
Asia	9,430	12,290	4,850	8,020	3,780	6,980
South America	—	(120)	—	170	50	(270)
Other North America	45,580	35,260	42,570	65,830	44,180	63,670

Total non-U.S	175,240	256,580	156,230	275,910	153,740	254,610
U.S.
Continuing operations	893,030	666,000	857,680	813,990	839,150	929,990
Discontinued operations(a)	—	1,880	—	(9,500)	—	10,270

Total U.S.	893,030	667,880	857,680	804,490	839,150	940,260

Total Company	$1,068,270	$924,460	$1,013,910	$1,080,400	$992,890	$1,194,870

(a)
See Note 5, "Discontinued Operations and Assets Held for Sale."

        The Company's export sales approximated $127.1 million, $114.9 million and $103.9 million in 2007, 2006 and 2005, respectively.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands)
Income (loss) from continuing operations before income tax expense:
Domestic	$(178,040)	$(124,310)	$(9,750)
Foreign	6,640	16,240	10,600

Income (loss) from continuing operations before income tax expense	$(171,400)	$(108,070)	$850

Current income tax expense (benefit):
Federal	$(40)	$(680)	$1,350
State and local	(1,120)	1,200	1,460
Foreign	4,270	4,360	4,050
Deferred benefit:
Federal	(12,690)	(3,330)	(6,830)
Foreign	(2,500)	150	1,160

Income tax expense (benefit)	$(12,080)	$1,700	$1,190

        The components of deferred taxes at December 31, 2007 and 2006 are as follows:

	2007	2006
	(dollars in thousands)
Deferred tax assets:
Inventories	$5,750	$6,070
Accounts receivable	1,450	2,090
Accrued liabilities and other long-term liabilities	27,610	34,050
Net operating loss carryforward	42,340	38,000

Gross deferred tax asset	77,150	80,210
Valuation allowances	(7,580)	(6,710)

Net deferred tax asset	69,570	73,500

Deferred tax liabilities:
Property and equipment	(15,780)	(26,920)
Intangible assets	(107,220)	(110,460)
Other, principally prepaid expenses	(990)	(1,750)

Gross deferred tax liability	(123,990)	(139,130)

Net deferred tax liability	$(54,420)	$(65,630)

        As of December 31, 2007 and 2006, net deferred taxes are classified in the accompanying balance sheet as follows:

	2007			2006
	Current	Long-term	Total	Current	Long-term	Total
	(dollars in thousands)
Deferred tax assets	$19,020	$50,550	$69,570	$24,780	$48,720	$73,500
Deferred tax liabilities	(160)	(123,830)	(123,990)	(470)	(138,660)	(139,130)

Net deferred taxes	$18,860	$(73,280)	$(54,420)	$24,310	$(89,940)	$(65,630)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) from continuing operations before income taxes:

	2007	2006	2005
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(59,990)	$(37,820)	$300
State and local taxes, net of federal tax benefit	(530)	(450)	240
Differences in effective foreign tax rates	(780)	(1,460)	(1,500)
Change in tax rate/law	(1,370)	—	—
Extraterritorial income exclusion	—	(540)	(970)
Goodwill impairment	49,630	39,690	—
U.S. tax on undistributed foreign earnings	—	—	370
Non-deductible expenses	460	290	200
Valuation allowance	870	1,740	2,190
Other, net	(370)	250	360

Income tax expense (benefit)	$(12,080)	$1,700	$1,190

        As of December 31, 2007, the Company has unused U.S. net operating loss (NOL) carryforwards and a capital loss carryforward of approximately $102.5 million and $5.9 million, respectively. The NOL carryforwards will expire between the years of 2022 and 2027. The capital loss carryforward will expire in the year 2011. In addition, the Company has recorded a deferred tax asset of $8.8 million in relation to various state operating loss carryforwards that expire over a variety of dates through 2027.

        The Company has recorded net valuation allowances against certain deferred tax assets of $7.6 and $6.7 million as of December 31, 2007 and 2006, respectively. The valuation allowances were determined in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance, on a jurisdiction-by-jurisdiction basis.

        During the current year, several tax jurisdictions in which the Company does business reduced its tax rate and/or changed its tax law. Accordingly, the Company reduced its net deferred income tax liabilities in these jurisdictions to reflect the lower tax rates, resulting in a decrease to consolidated income tax expense. In addition, the Company recorded a tax benefit associated with the findings of a Texas tax court in which throwback sales were deemed unconstitutional. The Company's tax benefit associated with the change in tax rates and/or tax law during 2007 is approximately $1.4 million.

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

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2007, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $131.3 million of the excess of the amount for

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

        Cash taxes paid with respect to federal, state, and foreign jurisdictions were $8.7 million, $14.1 million and $12.6 million in 2007, 2006, and 2005, respectively.

  Uncertain tax positions

        The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, ("FIN 48") on January 1, 2007. As a result of implementation of FIN 48, the Company recorded a net increase of $0.1 million to reserves for unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the January 1, 2007 balance of accumulated deficit. The Company recognizes accrued interest and penalties, as appropriate, related to Unrecognized Tax Benefits ("UTB's") within the effective tax rate.

        The Company had approximately $8.1 million and $7.7 million of gross UTB's as of December 31, 2007 and January 1, 2007, respectively. After reductions for federal and state income tax benefits, the Company had net UTB's of $7.0 million and $6.7 million, respectively. The Company has approximately $4.1 million of UTB's that, if recognized, would not impact the effective tax rate.

        A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2007 is as follows (in thousands):

	Federal, State, and Foreign	Accrued Interest & Penalties	Unrecognized Gross Income Tax Benefits	Deferred Federal and State Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Federal and State Benefits
Balance at January 1, 2007	$6,610	$1,080	$7,690	$(970)	$6,720
Tax positions related to current year:
Additions	310	50	360	(60)	300
Tax positions related to prior years:
Additions	80	340	420	(160)	260
Reductions	(140)	(40)	(180)	60	(120)
Settlements	—	—	—	—	—
Lapses in the statutes of limitations	(120)	(30)	(150)	10	(140)

Balance at December 31, 2007	$6,740	$1,400	$8,140	$(1,120)	$7,020
Less: Tax attributable to timing items included above	—	—	—	—	—
Less: UTB's included above that would impact goodwill if recognized	(4,110)	—	(4,110)	—	(4,110)

Total UTB's that, if recognized, would impact the effective income tax rate as of December 31, 2007	$2,630	$1,400	$4,030	$(1,120)	$2,910

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        The Company can be subject to U.S. Federal income tax examinations for tax years 2002 through 2007, and non-U.S. income tax examinations for years 2001 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007. There are currently one state and two foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.

        Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2007, management of the Company is not aware of and does not anticipate any material subsequent events that could have a significant impact on the UTB balance during the next twelve months.

21. Summary Quarterly Financial Data

	As of December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net Sales	$284,440	$287,670	$258,650	$237,510
Gross Profit	78,000	79,650	69,920	61,320
Income (loss) from continuing operations	7,750	(4,060)	5,420	(168,430)
Income (loss) from discontinued operations, net of income taxes	(700)	870	1,160	(440)
Net income (loss)	7,050	(3,190)	6,580	(168,870)
Earnings (loss) per share—basic:
Continuing operations	$0.37	$(0.15)	$0.16	$(5.04)
Discontinued operations, net of income tax benefit	(0.03)	0.03	0.04	(0.01)

Net income (loss) per share	$0.34	$(0.12)	$0.20	$(5.05)

Weighted average shares—basic	20,759,500	26,223,236	33,409,500	33,409,500

Earnings (loss) per share—diluted:
Continuing operations	$0.37	$(0.15)	$0.16	$(5.05)
Discontinued operations, net of income tax benefit	(0.03)	0.03	0.04	(0.01)

Net income (loss) per share	$0.34	$(0.12)	$0.20	$(5.06)

Weighted average shares—diluted	20,759,500	26,223,236	33,457,027	33,409,500

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data (Continued)

	As of December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net Sales	$271,510	$277,630	$242,920	$221,850
Gross Profit	72,750	74,190	66,050	57,370
Income (loss) from continuing operations	4,730	6,160	(2,940)	(117,720)
Income (loss) from discontinued operations, net of income taxes	(1,130)	(3,650)	(10,190)	(4,170)
Net income (loss)	3,600	2,510	(13,130)	(121,890)
Earnings (loss) per share—basic:
Continuing operations	$0.24	$0.31	$(0.14)	$(5.67)
Discontinued operations, net of income tax benefit	(0.06)	(0.19)	(0.51)	(0.20)

Net income (loss) per share	$0.18	$0.12	$(0.65)	$(5.87)

Weighted average shares—basic	20,010,000	20,010,000	20,132,201	20,759,500

Earnings (loss) per share—diluted:
Continuing operations	$0.22	$0.30	$(0.14)	$(5.67)
Discontinued operations, net of income tax benefit	(0.05)	(0.18)	(0.51)	(0.20)

Net income (loss) per share	$0.17	$0.12	$(0.65)	$(5.87)

Weighted average shares—diluted	20,760,000	20,760,000	20,132,201	20,759,500

22. Subsequent Events

        On January 31, 2008, the Company acquired Parkside Towbars, Pty. Ltd. ("Parkside"), located in Western Australia, strengthening the Company's position in international markets and expanding the Company's towing and truck accessory product offering. Parkside will be included in the Company's RV & Trailer segment. The results of operations of Parkside are not significant compared to the overall results of operations of the Company.

        On February 22, 2008, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a customary 364-day term, committed funding of up to $90.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 1.05%.

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENT (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$550	$4,250	$—	$4,800
Trade receivables, net	—	69,760	19,610	—	89,370
Receivables, intercompany	—	—	1,700	(1,700)	—
Inventories	—	162,800	27,790	—	190,590
Deferred income taxes	—	17,960	900	—	18,860
Prepaid expenses and other current assets	—	5,870	1,140	—	7,010
Assets of discontinued operations held for sale	—	3,330	—	—	3,330

Total current assets	—	260,270	55,390	(1,700)	313,960
Investments in subsidiaries	528,420	139,880	—	(668,300)	—
Property and equipment, net	—	139,580	55,540	—	195,120
Goodwill	—	291,990	85,350	—	377,340
Intangibles and other assets	18,430	230,430	4,430	(11,720)	241,570

Total assets	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,300	$5,090	$—	$8,390
Accounts payable, trade	—	102,920	18,940	—	121,860
Accounts payable, intercompany	—	1,700	—	(1,700)	—
Accrued liabilities	1,390	58,820	11,620	—	71,830
Liabilities of discontinued operations	—	1,450	—	—	1,450

Total current liabilities	1,390	168,190	35,650	(1,700)	203,530
Long-term debt	336,970	254,210	16,420	—	607,600
Deferred income taxes	—	77,890	7,110	(11,720)	73,280
Other long-term liabilities	—	33,440	1,650	—	35,090

Total liabilities	338,360	533,730	60,830	(13,420)	919,500

Total shareholders' equity	208,490	528,420	139,880	(668,300)	208,490

Total liabilities and shareholders' equity	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$460	$3,140	$—	$3,600
Trade receivables, net	—	80,050	18,750	—	98,800
Receivables, intercompany	—	320	—	(320)	—
Inventories	—	144,440	20,220	—	164,660
Deferred income taxes	—	23,750	560	—	24,310
Prepaid expenses and other current assets	—	6,050	1,270	—	7,320
Assets of discontinued operations held for sale	—	15,440	—	—	15,440

Total current assets	—	270,510	43,940	(320)	314,130
Investments in subsidiaries	645,290	164,040	—	(809,330)	—
Property and equipment, net	—	107,250	55,420	—	162,670
Goodwill	—	417,150	112,580	—	529,730
Intangibles and other assets	25,950	249,230	19,600	(15,250)	279,530

Total assets	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,620	$6,080	$—	$9,700
Accounts payable, trade	—	82,360	18,210	—	100,570
Accounts payable, intercompany	—	—	320	(320)	—
Accrued liabilities	1,920	59,550	8,980		70,450
Liabilities of discontinued operations	—	24,940	—	—	24,940

Total current liabilities	1,920	170,470	33,590	(320)	205,660
Long-term debt	436,540	270,500	17,750	—	724,790
Deferred income taxes	—	89,030	16,160	(15,250)	89,940
Other long-term liabilities	—	32,890	—	—	32,890

Total liabilities	438,460	562,890	67,500	(15,570)	1,053,280

Total shareholders' equity	232,780	645,290	164,040	(809,330)	232,780

Total liabilities and shareholders' equity	$671,240	$1,208,180	$231,540	$(824,900)	$1,286,060

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$883,520	$237,760	$(53,010)	$1,068,270
Cost of sales	—	(639,590)	(192,800)	53,010	(779,380)

Gross profit	—	243,930	44,960	—	288,890
Selling, general and administrative expenses	—	(157,910)	(28,000)	—	(185,910)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Settlement of Canadian benefit plan liability	—	—	(3,870)	—	(3,870)
Gain (loss) on dispositions of property and equipment	—	(3,500)	1,430	—	(2,070)
Impairment of assets	—	—	(3,370)	—	(3,370)
Impairment of goodwill and indefinite-lived intangible assets	—	(154,840)	(16,370)	—	(171,210)

Operating loss	—	(86,550)	(5,220)	—	(91,770)
Other expense, net:
Interest expense	(38,710)	(26,740)	(2,860)	—	(68,310)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	3,530	(5,990)	(1,420)	—	(3,880)

Loss before income tax (expense) benefit and equity in net loss of subsidiaries	(42,620)	(119,280)	(9,500)	—	(171,400)
Income tax (expense) benefit	11,710	1,370	(1,000)	—	12,080
Equity in net loss of subsidiaries	(127,520)	(10,500)	—	138,020	—

Income (loss) from continuing operations	(158,430)	(128,410)	(10,500)	138,020	(159,320)
Income from discontinued operations	—	890	—	—	890

Net income (loss)	$(158,430)	$(127,520)	$(10,500)	$138,020	$(158,430)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$876,380	$185,240	$(47,710)	$1,013,910
Cost of sales	—	(644,070)	(147,190)	47,710	(743,550)

Gross profit	—	232,310	38,050	—	270,360
Selling, general and administrative expenses	—	(148,230)	(20,820)	—	(169,050)
Loss on dispositions of property and equipment	—	(490)	(60)	—	(550)
Impairment of assets	—	(510)	—	—	(510)
Impairment of goodwill	—	(116,500)	—	—	(116,500)

Operating profit (loss)	—	(33,420)	17,170	—	(16,250)
Other income (expense), net:
Interest expense	(43,010)	(31,990)	(4,060)	—	(79,060)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	30	(4,010)	(170)	—	(4,150)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(42,980)	(78,030)	12,940	—	(108,070)
Income tax (expense) benefit	15,250	(13,610)	(3,340)	—	(1,700)
Equity in net income (loss) of subsidiaries	(101,180)	9,600	—	91,580	—

Income (loss) from continuing operations	(128,910)	(82,040)	9,600	91,580	(109,770)
Loss from discontinued operations	—	(19,140)	—	—	(19,140)

Net income (loss)	$(128,910)	$(101,180)	$9,600	$91,580	$(128,910)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$857,520	$185,140	$(49,770)	$992,890
Cost of sales	—	(655,540)	(143,500)	49,770	(749,270)

Gross profit	—	201,980	41,640	—	243,620
Selling, general and administrative expenses	—	(133,880)	(23,940)	—	(157,820)
Loss on dispositions of property and equipment	—	(640)	(50)	—	(690)
Impairment of assets	—	(2,960)	—	—	(2,960)

Operating profit	—	64,500	17,650	—	82,150
Other income (expense), net:
Interest expense	(42,660)	(29,820)	(2,830)	100	(75,210)
Other, net	(1,080)	(1,900)	(3,010)	(100)	(6,090)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(43,740)	32,780	11,810	—	850
Income tax (expense) benefit	17,460	(12,390)	(6,260)	—	(1,190)
Equity in net income (loss) of subsidiaries	(19,600)	5,550	—	14,050	—

Income (loss) from continuing operations	(45,880)	25,940	5,550	14,050	(340)
Loss from discontinued operations	—	(45,120)	—	—	(45,120)
Cumulative effect of change in accounting principle	—	(420)	—	—	(420)

Net income (loss)	$(45,880)	$(19,600)	$5,550	$14,050	$(45,880)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(38,570)	$82,730	$20,810	$—	$64,970

Cash Flows from Investing Activities:
Capital expenditures	—	(26,610)	(8,120)	—	(34,730)
Acquisition of leased assets	—	(29,960)	—	—	(29,960)
Acquisition of businesses, net of cash acquired	—	(13,540)	—	—	(13,540)
Net proceeds from disposition of businesses and other assets	—	9,320	—	—	9,320

Net cash used for investing activities	—	(60,790)	(8,120)	—	(68,910)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	126,460	—	—	—	126,460
Repayments of borrowings on senior credit facilities	—	(2,600)	(2,340)	—	(4,940)
Proceeds from borrowings on revolving credit facilities	—	498,590	9,950	—	508,540
Repayments of borrowings on revolving credit facilities	—	(512,630)	(12,290)	—	(524,920)
Retirement of senior subordinated notes	(100,000)	—	—	—	(100,000)
Intercompany transfers (to) from subsidiaries	12,110	(5,210)	(6,900)	—	—

Net cash provided by (used for) financing activities	38,570	(21,850)	(11,580)	—	5,140

Cash and Cash Equivalents:
Increase for the period		90	1,110	—	1,200
At beginning of period	—	460	3,140	—	3,600

At end of period	$—	$550	$4,250	$—	$4,800

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(43,230)	$37,880	$21,230	$—	$15,880

Cash Flows from Investing Activities:
Capital expenditures	—	(15,180)	(7,300)	—	(22,480)
Acquisition of leased assets	—	(7,360)	—	—	(7,360)
Net proceeds from disposition of businesses and other assets	—	7,680	—	—	7,680

Net cash used for investing activities	—	(14,860)	(7,300)	—	(22,160)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(256,900)	(510)	—	(257,410)
Proceeds from borrowings on term loan facilities	—	260,000	—	—	260,000
Proceeds from borrowings on revolving credit facilities	—	683,270	5,600	—	688,870
Repayments of borrowings on revolving credit facilities	—	(672,600)	(10,550)	—	(683,150)
Debt issuance costs	—	(2,160)	—	—	(2,160)
Intercompany transfers (to) from subsidiaries	43,230	(34,420)	(8,810)	—	—

Net cash provided by (used for) financing activities	43,230	(22,810)	(14,270)	—	6,150

Cash and Cash Equivalents:
Increase (decrease) for the period	—	210	(340)	—	(130)
At beginning of period	—	250	3,480	—	3,730

At end of period	$—	$460	$3,140	$—	$3,600

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2005
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(43,230)	$44,040	$29,080	$—	$29,890

Cash Flows from Investing Activities:
Capital expenditures	—	(13,640)	(8,030)	—	(21,670)
Net proceeds from disposition of businesses and other assets	—	5,030	—	—	5,030

Net cash used for investing activities	—	(8,610)	(8,030)	—	(16,640)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(2,890)	—	—	(2,890)
Proceeds from borrowings on term loan facilities	—	—	24,250	—	24,250
Proceeds from borrowings on revolving credit facilities	—	884,450	—	—	884,450
Repayments of borrowings on revolving credit facilities	—	(916,300)	—	—	(916,300)
Debt issuance costs	—	(2,120)	—	—	(2,120)
Intercompany transfers (to) from subsidiaries	43,230	1,160	(44,390)	—	—

Net cash provided by (used for) financing activities	43,230	(35,700)	(20,140)	—	(12,610)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(270)	910	—	640
At beginning of period	—	520	2,570	—	3,090

At end of period	$—	$250	$3,480	$—	$3,730

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

  Evaluation of disclosure controls and procedures

        As of December 31, 2007, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect management's judgments and estimates concerning events and transactions that are accounted for or disclosed.

        Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize, and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

        In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2007.

  Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited TriMas Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriMas Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, TriMas Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriMas Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Detroit, Michigan
March 12, 2008

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007.

        The Company has adopted a Code of Ethics and Business Conduct applicable to its directors, officers and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company's website under the "Corporate Governance" link. The Company's website address is www.trimascorp.com.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007.

Item 14.    Principal Accountant Fees and Services

A. Audit Fees

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Listing of Documents

(1)   Financial Statements

        The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2007 and December 31, 2006, and for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, consist of the following:

Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements

(2)   Financial Statement Schedules

        Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2007, December 31, 2006 and December 31, 2005, consists of the following:

Valuation and Qualifying Accounts

(3)   Exhibits

        See Exhibit Table at the end of this Report.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
DATE: March 13, 2008	BY:	/s/ GRANT H. BEARD Name: Grant H. Beard Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GRANT H. BEARD Grant H. Beard	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2008
/s/ E.R. AUTRY E.R. Autry	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2008
/s/ SAMUEL VALENTI III Samuel Valenti III	Chairman of the Board of Directors	March 13, 2008
/s/ CHARLES E. BECKER Charles E. Becker	Director	March 13, 2008
/s/ BRIAN P. CAMPBELL Brian P. Campbell	Director	March 13, 2008
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 13, 2008
/s/ RICHARD M. GABRYS Richard M. Gabrys	Director	March 13, 2008

/s/ EUGENE A. MILLER Eugene A. Miller	Director	March 13, 2008
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	March 13, 2008

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2007, 2006 AND 2005

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2007	$5,610,000	$100,000	$(240,000)	$300,000	$5,170,000

Year Ended December 31, 2006	$5,430,000	$1,170,000	$20,000	$1,010,000	$5,610,000

Year Ended December 31, 2005	$5,290,000	$720,000	$20,000	$600,000	$5,430,000

(A)
Allowance of companies acquired, and other adjustments, net.

(B)
Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Exhibit Index

Exhibit No.		Description
3.1	(b)***	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	(b)***	Second Amended and Restated By-laws of TriMas Corporation.
4.1	(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2	(b)	Form of note (included in Exhibit 4.1(b)).
4.3	(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4	(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5	(d)	Supplemental Indenture dated as of March 4, 2003.
4.6	(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7	(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8		Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1	(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.2	(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3	(o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4	(m)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5	(b)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6	(b)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.7	(p)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8	(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9	(r)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.10	(s)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.11	(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.12		TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.

10.13	(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.14	(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.15	(b)**
Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.16	(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corporation dated February 21, 2003.
10.17	(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.18	(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.14).
10.19	(g)	Form of Stock Option Agreement.
10.20	(l)*	Annual Value Creation Program.
10.21	(l)*	Form of Indemnification Agreement.
10.22	(n)	Separation and Consulting Agreement dated as of May 20, 2005.
10.23	(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.24	(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.25	(p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.26	(p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, LLC and TriMas Corporation.
10.27	(p)	Management Rights Agreement.
10.28	(k)	Executive Severance/Change of Control Policy.
10.29	(q)	TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.30	(q)	First Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.31	(q)	Second Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan.
12		Computation of Ratio of Earnings to Fixed Charges.
21.1		TriMas Corporation Subsidiary List.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)
***  Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).

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

(q)
Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).

(r)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on January 4, 2008 (File No. 001-10716).

(s)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 26, 2008 (File No. 001-10716).