Form 10-Q
period 2008-03-31
TRIMAS CORP
filed 2008-05-07
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of May 7, 2008, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,409,500 shares.

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

  •
  We have significant goodwill and intangible assets. We incurred a significant impairment of our goodwill in 2007 and 2006. If we experience declines in sales and operating profit, do not meet our current and forecasted operating budget, or experience significant declines in our stock price, we may be subject to future impairment charges. Future impairment of our goodwill and intangible assets could have a material adverse impact on our financial results;

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$5,510	$4,800
Receivables, net	106,390	89,370
Inventories, net	192,940	190,590
Deferred income taxes	18,860	18,860
Prepaid expenses and other current assets	6,970	7,010
Assets of discontinued operations held for sale	2,990	3,330

Total current assets	333,660	313,960
Property and equipment, net	197,220	195,120
Goodwill	379,910	377,340
Other intangibles, net	212,930	214,290
Other assets	25,720	27,280

Total assets	$1,149,440	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$9,160	$8,390
Accounts payable	134,940	121,860
Accrued liabilities	66,040	71,830
Liabilities of discontinued operations	1,360	1,450

Total current liabilities	211,500	203,530
Long-term debt	607,290	607,600
Deferred income taxes	73,900	73,280
Other long-term liabilities	35,170	35,090

Total liabilities	927,860	919,500

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 33,409,500 shares at March 31, 2008 and December 31, 2007, respectively	330	330
Paid-in capital	526,250	525,960
Accumulated deficit	(366,100)	(373,970)
Accumulated other comprehensive income	61,100	56,170

Total shareholders' equity	221,580	208,490

Total liabilities and shareholders' equity	$1,149,440	$1,127,990

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended March 31,
	2008	2007
Net sales	$279,560	$284,440
Cost of sales	(206,220)	(206,440)

Gross profit	73,340	78,000
Selling, general and administrative expenses	(45,120)	(45,540)
Loss on dispositions of property and equipment	(110)	(170)

Operating profit	28,110	32,290

Other expense, net:
Interest expense	(14,710)	(18,860)
Other, net	(1,190)	(1,160)

Other expense, net	(15,900)	(20,020)

Income from continuing operations before income tax expense	12,210	12,270
Income tax expense	(4,420)	(4,520)

Income from continuing operations	7,790	7,750
Income (loss) from discontinued operations, net of income tax benefit (expense)	80	(700)

Net income	$7,870	$7,050

Earnings (loss) per share—basic:
Continuing operations	$0.23	$0.37
Discontinued operations, net of income tax benefit (expense)	—	(0.03)

Net income per share	$0.23	$0.34

Weighted average common shares—basic	33,409,500	20,759,500

Earnings (loss) per share—diluted:
Continuing operations	$0.23	$0.37
Discontinued operations, net of income tax benefit (expense)	—	(0.03)

Net income per share	$0.23	$0.34

Weighted average common shares—diluted	33,551,645	20,759,500

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Three months ended March 31,
	2008	2007
Net income	$7,870	$7,050
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	110	380
Depreciation	6,850	5,930
Amortization of intangible assets	3,900	3,910
Amortization of debt issue costs	600	730
Deferred income taxes	—	660
Non-cash compensation expense	290	70
Net proceeds from sale of receivables and receivables securitization	18,830	28,750
Increase in receivables	(34,920)	(51,930)
Increase in inventories	(1,790)	(5,700)
Decrease in prepaid expenses and other assets	1,670	1,910
Increase in accounts payable and accrued liabilities	6,400	35,910
Other, net	(120)	(730)

Net cash provided by operating activities, net of acquisition impact	9,690	26,940

Cash Flows from Investing Activities:
Capital expenditures	(6,190)	(6,580)
Acquisition of leased assets	—	(12,900)
Acquisition of businesses, net of cash acquired	(2,400)	—
Net proceeds from disposition of businesses and other assets	—	4,000

Net cash used for investing activities	(8,590)	(15,480)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(2,080)	(860)
Proceeds from borrowings on revolving credit facilities	156,580	144,150
Repayments of borrowings on revolving credit facilities	(154,890)	(154,450)

Net cash used for financing activities	(390)	(11,160)

Cash and Cash Equivalents:
Increase for the period	710	300
At beginning of period	4,800	3,600

At end of period	$5,510	$3,900

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,930	$6,630

Cash paid for taxes	$2,390	$2,260

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Three Months Ended March 31, 2008

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490
Comprehensive income:
Net income	—	—	7,870	—	7,870
Amortization of defined benefit plan deferred losses (net of tax of $0.03 million) (Note 16)	—	—	—	60	60
Foreign currency translation	—	—	—	4,870	4,870

Total comprehensive income					12,800
Non-cash compensation expense	—	290	—	—	290

Balances, March 31, 2008	$330	$526,250	$(366,100)	$61,100	$221,580

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines, engine replacement parts and other well site products for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gasses, spinal and trauma implant products for the medical industry, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

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

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2007 Annual Report on Form 10-K.

2. Initial Public Offering

        During the second quarter of 2007, the Company completed the sale of 12,650,000 shares of common stock to the public pursuant to an effective registration statement at a price of $11.00 per

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Initial Public Offering (Continued)

share. Gross proceeds from the common stock offering were $139.2 million. Net proceeds from the offering, after deducting underwriting discounts and commissions of $9.7 million and offering expenses of $3.0 million, totaled approximately $126.5 million. The net proceeds of $126.5 million, together with approximately $10.1 million of cash on hand and revolving credit borrowings, were utilized to retire $100.0 million of senior subordinated notes, to early terminate $21.7 million of operating leases, to terminate the Company's advisory services agreement with Heartland Industrial Partners ("Heartland") for $10.0 million and for the call premium of $4.9 million associated with the retirement of the senior subordinated notes.

3. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2007, the Company committed to a plan to sell its rocket launcher and property management lines of business, both of which were part of the Industrial Specialties operating segment. The Company sold the assets of the rocket launcher business in December 2007.

        In February 2007, the Company sold the Frankfort operating location of its industrial fastening business, which was discontinued in the fourth quarter of 2005.

        The results of the Frankfort operating location, the rocket launcher business and the property management business are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Net sales	$930	$8,800

Income (loss) from discontinued operations before income tax expense	$140	$(240)
Income tax expense	(60)	(460)

Income (loss) from discontinued operations, net of income tax expense	$80	$(700)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Receivables, net	$610	$940
Inventories, net	—	60
Property and equipment, net	2,380	2,330

Total assets	$2,990	$3,330

Accounts payable	$160	$60
Accrued liabilities and other	1,200	1,390

Total liabilities	$1,360	$1,450

4. Huntsville Plant Closure

        In October 2007, the Company announced plans to close its manufacturing facility in Huntsville, Ontario, Canada and consolidate its operations into the Company's Goshen, Indiana manufacturing facility. These actions were substantially complete as of December 31, 2007. As a result of these actions, the Company recorded a pre-tax charge within its Recreational Accessories segment of approximately $9.0 million in the fourth quarter of 2007, of which approximately $5.6 million related to cash costs incurred as a part of the closure as determined under the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," primarily relating to severance benefits to approximately 160 employees terminated as a part of the closure. The remaining $3.4 million of the pre-tax charge related to impairment of assets recorded in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to reduce the book value of the building and building improvements and certain machinery and equipment assets that the Company will no longer utilize to management's estimate of net realizable value. As of March 31, 2008, the Company has paid approximately $4.9 million of the cash costs of the facility closure, with the remaining $0.7 million expected to be paid during 2008.

        In addition, the Company expects to incur approximately $0.7 million in estimated costs and expenses in 2008 resulting from completion of the consolidation into the Goshen facility and recording severance and other benefits for approximately 10 key employees remaining with the Company until the closure is finalized. The Company recorded approximately $0.5 million of such charges during the three months ended March 31, 2008.

5. Acquisitions

        In January 2008, the Company acquired Parkside Towbars, Pty. Ltd. ("Parkside"), located in Western Australia, strengthening the Company's position in international markets and expanding the Company's towing and truck accessory product offering. Parkside is included in the Company's RV & Trailer Products segment.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Acquisitions (Continued)

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

        The allocation of purchase price for each of these acquisitions is subject to refinement of management estimates and finalization of working capital adjustments. The purchase price of each of these acquisitions is also subject to adjustments resulting from earn-out clauses based on future operating results, which extend up to five years.

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

6. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2007	$190,690	$46,050	$64,950	$42,190	$33,460	$377,340
Goodwill from acquisitions	—	—	—	140	40	180
Foreign currency translation and other	2,860	(190)	—	90	(370)	2,390

Balance, March 31, 2008	$193,550	$45,860	$64,950	$42,420	$33,130	$379,910

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2008 and December 31, 2007 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2008		As of December 31, 2007
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6–12 years	$29,910	$(18,480)	$27,980	$(17,910)
15–25 years	169,190	(51,500)	169,190	(49,190)

Total customer relationships	199,100	(69,980)	197,170	(67,100)

Technology and other:
1–15 years	26,660	(18,780)	26,630	(18,190)
17–30 years	41,010	(13,170)	40,830	(12,690)

Total technology and other	67,670	(31,950)	67,460	(30,880)

Trademark/Trade names (indefinite life)	52,420	(4,330)	51,990	(4,350)

	$319,190	$(106,260)	$316,620	$(102,330)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended March 31, 2008 and 2007, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.9 million and $2.8 million, respectively, for each of the three months ended March 31, 2008 and 2007, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

7. Accounts Receivable Securitization

        TriMas is party to a receivables securitization facility through TSPC, Inc. (TSPC), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. The Company renewed this facility in February 2008, with the most significant changes being reducing the committed funding from $125.0 million to $90.0 million and reducing the usage fee from 1.35% to 1.05%. Renewal costs approximated $0.3 million.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.7 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of March 31, 2008 and December 31, 2007, the Company's funding under the facility was approximately $56.3 million and $41.5 million, respectively, with an additional $4.3 million and $5.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Accounts Receivable Securitization (Continued)

accompanying balance sheet and approximated $51.0 million and $34.1 million at March 31, 2008 and December 31, 2007, respectively. The usage fee under the facility is 1.05%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. The facility expires on February 20, 2009.

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of March 31, 2008 and 2007, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.2 months, respectively, and an average discount rate of 2.3% and 3.2%, at March 31, 2008 and 2007, respectively.

        In the three months ended March 31, 2008 and 2007, the Company sold an undivided interest in approximately $4.0 million and $3.9 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.0% and 1.6%, at March 31, 2008 and 2007, respectively. Costs associated with these transactions were approximately $0.08 million and $0.06 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

8. Inventories

        Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Finished goods	$115,380	$117,680
Work in process	30,510	28,310
Raw materials	47,050	44,600

Total inventories	$192,940	$190,590

9. Property and Equipment, Net

        Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Land and land improvements	$5,760	$5,430
Buildings	46,820	45,430
Machinery and equipment	282,500	273,410

	335,080	324,270
Less: Accumulated depreciation	137,860	129,150

Property and equipment, net	$197,220	$195,120

        Depreciation expense was $6.8 million and $5.9 million for the three months ended March 31, 2008 and 2007, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt

        The Company's long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
U.S. bank debt	$256,150	$257,410
Non-U.S. bank debt and other	23,300	21,610
9 7/8% senior subordinated notes, due June 2012	337,000	336,970

	616,450	615,990
Less: Current maturities, long-term debt	9,160	8,390

Long-term debt	$607,290	$607,600

  U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2008 and December 31, 2007, the Company had letters of credit of approximately $32.4 million and $35.5 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 6.06% and 7.84% at March 31, 2008 and December 31, 2007, respectively.

        At March 31, 2008, the Company had $0.05 million outstanding under its revolving credit facility and had an additional $117.6 million potentially available after giving effect to the $32.4 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $121.9 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $558.9 million and $528.4 million at March 31, 2008 and December 31, 2007, respectively, are presented in the financial information in Note 19, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt (Continued)

The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2008.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

  Non-U.S. bank debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At March 31, 2008, the balance outstanding under this arrangement was $0.7 million at an interest rate of 6.45%. At December 31, 2007, there was no balance outstanding under this agreement.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At March 31, 2008, the balance outstanding under this agreement was $2.9 million at an interest rate of 5.43%. At December 31, 2007, the balance outstanding under this agreement was approximately $4.0 million at an interest rate of 5.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At March 31, 2008, the balance outstanding under this agreement was $19.7 million at a weighted average interest rate of 7.38%. At December 31, 2007, the balance outstanding under this agreement was approximately $17.5 million at an interest rate of approximately $7.1%.

  Notes

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), paying a $4.9 million call premium to effect the retirement.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2008, the Company was in compliance with all such covenant requirements.

11. Commitments and Contingencies

        A civil suit was filed in the United States District Court for the Central District of California in December 1988 by the United States of America and the State of California against more than 180 defendants, including us, for alleged release into the environment of hazardous substances disposed of at the Operating Industries, Inc. site in California. This site served for many years as a depository for

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

municipal and industrial waste. The plaintiffs have requested, among other things, that the defendants clean up the contamination at that site. Consent decrees have been entered into by the plaintiffs and a group of the defendants, including us, providing that the consenting parties perform certain remedial work at the site and reimburse the plaintiffs for certain past costs incurred by the plaintiffs at the site. We estimate that our share of the clean-up costs will not exceed $500,000, for which we have insurance proceeds. Plaintiffs had sought other relief such as damages arising out of claims for negligence, trespass, public and private nuisance, and other causes of action, but the consent decree governs the remedy. Based upon our present knowledge and subject to future legal and factual developments, we do not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flows.

        As of March 31, 2008, we were a party to approximately 1,725 pending cases involving an aggregate of approximately 9,394 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims setttled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Three months ended March 31, 2008	9,544	173	299	24	$3,979	$1,052,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,394 claims pending at March 31, 2008, 166 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 141 of the 166 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 25 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 145 of the 166 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 141 of the 166 claims sought between $1.0 million and $2.5 million and 25 sought

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

$5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.2 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

12. Related Parties

  Metaldyne Corporation

        On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. The remaining contractual obligations to Metaldyne, which previously were classified as "Due to Metaldyne" in the Company's balance sheet are now classified as accrued liabilities in the accompanying consolidated balance sheet and were approximately $6.1 million and $6.0 million at March 31, 2008 and December 31, 2007, respectively.

  Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland $10.0 million to terminate its existing advisory services agreement. The advisory services had been provided for an annual fee of $4.0 million plus expenses. Heartland was paid $0 and $1.0 million for the three months ended March 31, 2008 and 2007, respectively, in fees and expenses for advisory services provided under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

        Energy Products—Engines, engine replacement parts and other well site products for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Segment Information (Continued)

        Segment activity is as follows:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Net Sales
Packaging Systems	$54,570	$53,750
Energy Products	48,800	41,580
Industrial Specialties	53,470	50,590
RV & Trailer Products	50,670	53,410
Recreational Accessories	72,050	85,110

Total	$279,560	$284,440

Operating Profit
Packaging Systems	$8,880	$9,000
Energy Products	7,910	6,410
Industrial Specialties	11,160	11,220
RV & Trailer Products	2,750	6,460
Recreational Accessories	2,630	5,140
Corporate expenses and management fees	(5,220)	(5,940)

Total	$28,110	$32,290

Adjusted EBITDA
Packaging Systems	$12,890	$12,290
Energy Products	8,630	7,100
Industrial Specialties	12,640	12,150
RV & Trailer Products	4,530	8,520
Recreational Accessories	5,050	7,740
Corporate expenses and management fees	(6,120)	(6,880)

Subtotal from continuing operations	37,620	40,920

Discontinued operations	240	(190)

Total company	$37,860	$40,730

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Net income	$7,870	$7,050
Income tax expense	4,480	4,980
Interest expense	14,760	18,860
Depreciation and amortization	10,750	9,840

Adjusted EBITDA, total company	$37,860	$40,730
Adjusted EBITDA, discontinued operations	240	(190)

Adjusted EBITDA, continuing operations	$37,620	$40,920

14. Equity Awards

  2006 Plan

        The TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") provides for the issuance of equity-based incentives in various forms for up to an aggregate of 1,200,000 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. In general, stock options and stock appreciation rights have a fungible ratio of one-to-one (one granted option/appreciation right counts as one share against the aggregate available to issue), while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of two-to-one. No shares issued under the 2006 Plan were excercisable as of December 31, 2007.

        In September 2007, the Company granted 390,610 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant but were contingent upon certain service and performance conditions. Of the 390,610 restricted shares granted, 145,750 shares were subject to a service provision, where the only condition to the share vesting was that the employee remained with the Company for the vesting period. The remaining 244,860 shares granted were subject to both a service provision (same as above) and a performance provision, where these shares would vest in the same manner as the service provision-only grants if the Company attained and/or exceeded a certain EBITDA target for the year ended December 31, 2007, or would otherwise be cancelled. The Company did not meet or exceed this EBITDA target, resulting in the cancelation of 244,860 restricted shares of its common stock. The Company recognized approximately $0.3 million of stock-based compensation expense related to the 2006 Plan during the three months ended March 31, 2008.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Equity Awards (Continued)

        Information related to restricted shares at March 31, 3008 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	142,145	$12.26
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2008	142,145	$12.26	1.4	$749,104

        As of March 31, 2008, there was approximately $1.1 million of unrecognized compensation cost related to unvested restricted shares.

  2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan"), provides for the issuance of equity-based incentives in various forms, of which a total of 2,022,000 stock options have been approved for issuance under the Plan. As of March 31, 2008, the Company has 1,779,873 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering (May 14, 2008). As of March 31, 2008, 871,695 stock options were exercisable under the 2002 Plan.

        The Company accounts for these stock options under Statement of Financial Accounting Standards No. 123R (SFAS No. 123R), "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

        The Company recognized stock-based compensation expense of $0.03 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statements of operations. The fair value of options which vested during each of the three months ended March 31, 2008 and 2007 was $0.3 million. As of March 31, 2008, the Company had $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.5 years.

        There were no options issued by the Company during the first three months of 2008 or 2007.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Equity Awards (Continued)

        Information related to stock options at March 31, 2008, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,000,481	$20.89
Granted	—	—
Exercised	—	—
Cancelled	(220,608)	20.13

Outstanding at March 31, 2008	1,779,873	$20.98	5.4	$—

15. Earnings per Share

        The Company reports earnings per share in accordance with Statement of Financial Standards No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2008 and 2007, respectively. Options to purchase approximately 1,779,873 and 2,007,268 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

16. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three months ended March 31, 2008 and 2007:

	Pension Benefit		Postretirement Benefit
	Three months ended March 31,
	2008	2007	2008	2007
	(dollars in thousands)
Service costs	$140	$140	$20	$20
Interest costs	420	410	100	110
Expected return on plan assets	(460)	(490)	—	—
Amortization of net loss	80	110	10	20

Net periodic benefit cost	$180	$170	$130	$150

        The Company contributed approximately $0.5 million to its defined benefit pension plans during the three months ended March 31, 2008. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2008.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require new fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually), which was effective for the Company effective January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has made no determination whether or not it will elect this option for financial instruments it may acquire in the future.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, to and to account for such non-controlling interests as a separate component of stockholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 31, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of derivative instruments, how they are accounted for and their impact on a company's financial position and performance. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Subsequent Events

        The Company entered into an interest rate swap agreement effective in April 2008 with a bank to fix the LIBOR-based variable portion of its interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. The Company expects this cash flow hedge to be "effective" as defined in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        On April 2, 2008, the Company granted 348,000 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant but are contingent upon certain service and performance conditions. Of the 348,000 restricted shares granted, 99,500 shares are subject to a service provision, where the only condition to the share vesting is that the employee remains with the Company for the vesting period. The remaining 248,500 shares granted are subject to both a service provision (same as above) and a performance provision. These shares vest in the same manner as the service provision grants only if the Company attains and/or exceeds a certain EBITDA target for the year ended December 31, 2008.

19. Supplemental Guarantor Condensed Consolidating Financial Information

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$330	$5,180	$—	$5,510
Trade receivables, net	—	75,800	30,590	—	106,390
Receivables, intercompany	—	4,080	—	(4,080)	—
Inventories, net	—	163,100	29,840	—	192,940
Deferred income taxes	—	18,040	820	—	18,860
Prepaid expenses and other current assets	—	5,560	1,410	—	6,970
Assets of discontinued operations held for sale	—	2,990	—	—	2,990

Total current assets	—	269,900	67,840	(4,080)	333,660
Investments in subsidiaries	558,910	154,070	—	(712,980)	—
Property and equipment, net	—	139,670	57,550	—	197,220
Goodwill	—	292,040	87,870	—	379,910
Intangibles and other assets	9,400	225,920	6,400	(3,070)	238,650

Total assets	$568,310	$1,081,600	$219,660	$(720,130)	$1,149,440

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,680	$6,480	$—	$9,160
Accounts payable, trade	—	115,790	19,150	—	134,940
Accounts payable, intercompany	—	—	4,080	(4,080)	—
Accrued liabilities	9,730	46,940	9,370	—	66,040
Liabilities of discontinued operations	—	1,360	—	—	1,360

Total current liabilities	9,730	166,770	39,080	(4,080)	211,500
Long-term debt	337,000	253,550	16,740	—	607,290
Deferred income taxes	—	68,800	8,170	(3,070)	73,900
Other long-term liabilities	—	33,570	1,600	—	35,170

Total liabilities	346,730	522,690	65,590	(7,150)	927,860

Total shareholders' equity	221,580	558,910	154,070	(712,980)	221,580

Total liabilities and shareholders' equity	$568,310	$1,081,600	$219,660	$(720,130)	$1,149,440

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$550	$4,250	$—	$4,800
Trade receivables, net	—	69,760	19,610	—	89,370
Receivables, intercompany	—	—	1,700	(1,700)	—
Inventories, net	—	162,800	27,790	—	190,590
Deferred income taxes	—	17,960	900	—	18,860
Prepaid expenses and other current assets	—	5,870	1,140	—	7,010
Assets of discontinued operations held for sale	—	3,330	—	—	3,330

Total current assets	—	260,270	55,390	(1,700)	313,960
Investments in subsidiaries	528,420	139,880	—	(668,300)	—
Property and equipment, net	—	139,580	55,540	—	195,120
Goodwill	—	291,990	85,350	—	377,340
Intangibles and other assets	18,430	230,430	4,430	(11,720)	241,570

Total assets	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,300	$5,090	$—	$8,390
Accounts payable, trade	—	102,920	18,940	—	121,860
Accounts payable, intercompany	—	1,700	—	(1,700)	—
Accrued liabilities	1,390	58,820	11,620	—	71,830
Liabilities of discontinued operations	—	1,450	—	—	1,450

Total current liabilities	1,390	168,190	35,650	(1,700)	203,530
Long-term debt	336,970	254,210	16,420	—	607,600
Deferred income taxes	—	77,890	7,110	(11,720)	73,280
Other long-term liabilities	—	33,440	1,650	—	35,090

Total liabilities	338,360	533,730	60,830	(13,420)	919,500

Total shareholders' equity	208,490	528,420	139,880	(668,300)	208,490

Total liabilities and shareholders' equity	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$231,690	$59,890	$(12,020)	$279,560
Cost of sales	—	(172,020)	(46,220)	12,020	(206,220)

Gross profit	—	59,670	13,670	—	73,340
Selling, general and administrative expenses	—	(39,030)	(6,090)	—	(45,120)
Gain (loss) on dispositions of property and equipment	—	(170)	60	—	(110)

Operating profit	—	20,470	7,640	—	28,110
Other income (expense), net:
Interest expense	(8,750)	(5,520)	(440)	—	(14,710)
Other, net	—	630	(1,820)	—	(1,190)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,750)	15,580	5,380	—	12,210
Income tax (expense) benefit	3,070	(5,770)	(1,720)	—	(4,420)
Equity in net income (loss) of subsidiaries	13,550	3,660	—	(17,210)	—

Income (loss) from continuing operations	7,870	13,470	3,660	(17,210)	7,790
Income from discontinued operations	—	80	—	—	80

Net income (loss)	$7,870	$13,550	$3,660	$(17,210)	$7,870

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$239,850	$60,700	$(16,110)	$284,440
Cost of sales	—	(172,530)	(50,020)	16,110	(206,440)

Gross profit	—	67,320	10,680	—	78,000
Selling, general and administrative expenses	—	(40,100)	(5,440)	—	(45,540)
Loss on dispositions of property and equipment	—	(140)	(30)	—	(170)

Operating profit	—	27,080	5,210	—	32,290
Other income (expense), net:
Interest expense	(10,890)	(7,120)	(850)	—	(18,860)
Other, net	4,320	(5,480)	—	—	(1,160)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(6,570)	14,480	4,360	—	12,270
Income tax (expense) benefit	1,800	(5,010)	(1,310)	—	(4,520)
Equity in net income (loss) of subsidiaries	11,820	3,050	—	(14,870)	—

Income (loss) from continuing operations	7,050	12,520	3,050	(14,870)	7,750
Loss from discontinued operations	—	(700)	—	—	(700)

Net income (loss)	$7,050	$11,820	$3,050	$(14,870)	$7,050

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$8,020	$1,670	$—	$9,690

Cash Flows from Investing Activities:
Capital expenditures	—	(4,780)	(1,410)	—	(6,190)
Acquisition of businesses, net of cash acquired	—	—	(2,400)	—	(2,400)

Net cash used for investing activities	—	(4,780)	(3,810)	—	(8,590)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(650)	(1,430)	—	(2,080)
Proceeds from borrowings on revolving credit facilities	—	152,980	3,600	—	156,580
Repayments of borrowings on revolving credit facilities	—	(153,600)	(1,290)	—	(154,890)
Intercompany transfers (to) from subsidiaries	—	(2,190)	2,190	—	—

Net cash provided by (used for) financing activities	—	(3,460)	3,070	—	(390)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(220)	930	—	710
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$330	$5,180	$—	$5,510

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activites	$—	$24,430	$2,510	$—	$26,940

Cash Flows from Investing Activities:
Capital expenditures	—	(4,000)	(2,580)	—	(6,580)
Acquisition of leased assets	—	(12,900)	—	—	(12,900)
Net proceeds from disposition of businesses and other assets	—	4,000	—	—	4,000

Net cash used for investing activities	—	(12,900)	(2,580)	—	(15,480)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(650)	(210)	—	(860)
Proceeds from borrowings on revolving credit facilities	—	142,230	1,920	—	144,150
Repayments of borrowings on revolving credit facilities	—	(151,300)	(3,150)	—	(154,450)
Intercompany transfers (to) from subsidiaries	—	(1,890)	1,890	—	—

Net cash provided by (used for) financing activities	—	(11,610)	450	—	(11,160)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(80)	380	—	300
At beginning of period	—	460	3,140	—	3,600

At end of period	$—	$380	$3,520	$—	$3,900

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

Introduction

        We are an industrial manufacturer of highly engineered products serving niche markets in a diverse range of commercial, industrial and consumer applications. We currently have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our initial public offering ("IPO") in May 2007 and expenses related thereto, and previous consolidation, integration and restructuring efforts in several of our business operations.

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

        Our businesses and results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in the business of our Recreational Accessories and RV & Trailer Products operating segments as well. Sales of towing and trailering products within these operating segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks. The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer confidence, which could be negatively impacted by increased costs to consumers as a result of an uncertain credit market and interest rate environment and energy costs, among other things.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Net income	$7,870	$7,050
Income tax expense	4,480	4,980
Interest expense	14,760	18,860
Depreciation and amortization	10,750	9,840

Adjusted EBITDA, total company	$37,860	$40,730
Interest paid	(5,930)	(6,630)
Taxes paid	(2,390)	(2,260)
Loss on dispositions of property and equipment	110	380
Receivables sales and securitization, net	18,830	28,750
Net change in working capital	(38,790)	(34,030)

Cash flows provided by operating activities	$9,690	$26,940

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Facility and business consolidation costs(a)	$720	$110

    (a)
    Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current operating segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$54,570	19.5%	$53,750	18.9%
Energy Products	48,800	17.5%	41,580	14.6%
Industrial Specialties	53,470	19.1%	50,590	17.8%
RV & Trailer Products	50,670	18.1%	53,410	18.8%
Recreational Accessories	72,050	25.8%	85,110	29.9%

Total	$279,560	100.0%	$284,440	100.0%

Gross Profit:
Packaging Systems	$15,930	29.2%	$16,240	30.2%
Energy Products	14,530	29.8%	12,620	30.4%
Industrial Specialties	15,840	29.6%	15,450	30.5%
RV & Trailer Products	9,070	17.9%	12,510	23.4%
Recreational Accessories	17,970	24.9%	21,180	24.9%

Total	$73,340	26.2%	$78,000	27.4%

Selling, General and Administrative:
Packaging Systems	$7,080	13.0%	$7,120	13.2%
Energy Products	6,610	13.5%	6,200	14.9%
Industrial Specialties	4,670	8.7%	4,220	8.3%
RV & Trailer Products	6,300	12.4%	6,000	11.2%
Recreational Accessories	15,240	21.2%	16,060	18.9%
Corporate expenses and management fees	5,220	N/A	5,940	N/A

Total	$45,120	16.1%	$45,540	16.0%

Operating Profit:
Packaging Systems	$8,880	16.3%	$9,000	16.7%
Energy Products	7,910	16.2%	6,410	15.4%
Industrial Specialties	11,160	20.9%	11,220	22.2%
RV & Trailer Products	2,750	5.4%	6,460	12.1%
Recreational Accessories	2,630	3.7%	5,140	6.0%
Corporate expenses and management fees	(5,220)	N/A	(5,940)	N/A

Total	$28,110	10.1%	$32,290	11.4%

Adjusted EBITDA:
Packaging Systems	$12,890	23.6%	$12,290	22.9%
Energy Products	8,630	17.7%	7,100	17.1%
Industrial Specialties	12,640	23.6%	12,150	24.0%
RV & Trailer Products	4,530	8.9%	8,520	16.0%
Recreational Accessories	5,050	7.0%	7,740	9.1%
Corporate expenses and management fees	(6,120)	N/A	(6,880)	N/A

Subtotal from continuing operations	37,620	13.5%	40,920	14.4%

Discontinued operations	240	N/A	(190)	N/A

Total company	$37,860	13.5%	$40,730	14.3%

  Results of Operations

        The principal factors impacting us during the three months ended March 31, 2008 compared with the three months ended March 31, 2007, were:

  •
  strong demand in certain industrial sectors, most notably energy and aerospace, impacting our specialty gasket and engine businesses in our Energy Products operating segment and our aerospace fastener business in our Industrial Specialties operating segment;

  •
  continued declines in end-market demand across most market channels in our Recreational Accessories and RV & Trailer Products operating segments as a result of reduced consumer discretionary spending due to unfavorable economic conditions including higher fuel prices, uncertain credit market and interest rate environment and diminished consumer confidence;

  •
  declines in the value of the U.S. dollar as compared to the currencies in countries where we operate; and

  •
  completion of our initial public offering of our common stock in May 2007, the use of proceeds therefrom to retire $100.0 million face value of senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement, and the related cost savings from such retirements/terminations;

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        Overall, net sales decreased $4.9 million, or approximately 1.7%, for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007. Net sales were favorably impacted by approximately $5.6 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $0.8 million, or approximately 1.5%, primarily as a result of favorable currency exchange and increases in sales of our ring, lever and closure products, which were offset by lower sales of our specialty tapes, laminates and insulation products. Net sales within Energy Products increased $7.2 million, or 17.4%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities and our engine business benefitted from higher natural gas prices and increased engine demand. Net sales within Industrial Specialties increased $2.9 million, or approximately 5.7%, due to continued strong demand in our aerospace fastener business and the impact of our recently acquired medical device business. Net sales within RV & Trailer Products decreased $2.7 million, or approximately 5.1%, as this segment experienced reduced sales across all market channels, due to declining end market demand and higher customer inventory levels. Recreational Accessories' net sales decreased $13.1 million, or approximately $15.3%, primarily as a result of continued soft demand in our installer and distributor customer groups and significant new programs in the first quarter of 2007 for which there were no similar new program introductions in the first quarter of 2008.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.2% and 27.4% for the three months ended March 31, 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to 29.2% for the three months ended March 31, 2008, from 30.2% for the three months ended March 31, 2007, as this segment experienced a less favorable product sales mix. Energy Products' gross profit margin decreased to 29.8% for the three months ended March 31, 2008, from 30.4% for the three months ended March 31, 2007, due to increased facility costs associated with the move of a branch location within the specialty gasket business. Gross profit margin within Industrial Specialties decreased to 29.6% for the three months ended March 31, 2008, from 30.5% in the three months ended March 31, 2007, due principally increased operating costs and lower absorption of fixed costs as a result of lower production in certain businesses within this segment. RV & Trailer Products' gross profit margin decreased to 17.9% for the three months ended March 31, 2008, from 23.4% for the three months ended March 31, 2007, due to a less favorable product sales mix and lower absorption of fixed costs. Recreational Accessories' gross profit margin remained flat at 24.9% for the three months ended March 31, 2008 and 2007, as this segment was able to hold margins despite the loss of sales volumes due to cost savings as a result of the closure of the Huntsville, Ontario, Canada facility and more favorably negotiated commodity pricing as compared with the prior year.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.1% and 11.4% for the three months ended March 31, 2008 and 2007, respectively. Operating profit decreased $4.2 million, or 12.9%, to $28.1 million for the three months ended March 31, 2008, from $32.3 million for the three months ended March 31, 2007. Packaging Systems' operating profit margin was 16.3% and 16.7% in the three months ended March 31, 2008 and 2007, respectively. Operating profit decreased $0.1 million, or approximately 1.3%, for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, as the favorable impact of currency exchange was more than offset by lower sales volumes and a less favorable product sales mix. Energy Products' operating profit margin was 16.2% and 15.4% for the three months ended March 31, 2008 and 2007, respectively. Operating profit increased $1.5 million, or approximately 23.4%, for the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, due primarily to higher sales levels in our both our specialty gasket and engine businesses. Industrial Specialties' operating profit margin was 20.9% and 22.2% for the three months ended March 31, 2008 and 2007, respectively. Operating profit was approximately flat in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, as the higher sales levels between years were essentially offset by lower absorption of fixed costs, primarily in our specialty fittings business, and increased sales investments in our aerospace fastener business. RV & Trailer Products' operating profit margin declined to 5.4% for the quarter ended March 31, 2008, from 12.1% for the quarter ended March 31, 2007. Operating profit decreased $3.7 million in the three months ended March 31, 2008, as compared with the three months ended March 31, 2007, due primarily to lower sales volumes, a less favorable product sales mix and lower absorption of fixed costs. Recreational Accessories' operating profit margin was 3.7% and 6.0% in the three months ended March 31, 2008 and 2007, respectively. Operating profit increased $2.5 million in the three months ended March 31, 2008, compared with the three months ended March 31, 2007, primarily due to the lower sales volumes and lower absorption of fixed costs, which were partially offset by cost savings projects and the savings realized from the close of the Huntsville, Ontario facility.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.5% and 14.4% for the three months ended March 31, 2008 and 2007, respectively. Adjusted EBITDA decreased $3.3 million for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007. After consideration of approximately $0.9 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Packaging Systems.    Net sales increased $0.8 million, or approximately 1.5%, to $54.6 million in the three months ended March 31, 2008, as compared to $53.8 million in the three months ended March 31, 2007. Overall, sales increased approximately $1.5 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products and new product introductions increased by approximately $0.7 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Sales of our industrial closures, rings and levers increased by approximately $0.1 million in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.These increases in sales were partially offset by decreases in sales of our laminates and insulation products of approximately $1.5 million as a result of declining levels of commercial construction activity.

        Packaging Systems' gross profit decreased approximately $0.3 million to $15.9 million, or 29.2% of sales, in the three months ended March 31, 2008, as compared to $16.2 million, or 30.2% of sales, in the three months ended March 31, 2007. The decrease in gross profit between years is primarily attributed to lower sales volumes in our laminates and insulation products and a less favorable product sales mix, partially offset by favorable currency exchange.

        Packaging Systems' selling, general and administrative expenses remained flat at $7.1 million for each of the three months ended March 31, 2008 and 2007, and approximated 13.0% of sales in the three months ended March 31, 2008, and 13.2% of sales in the three months ended March 31, 2007.

        Packaging Systems' operating profit decreased $0.1 million to $8.9 million, or 16.3% of sales, in the three months ended March 31, 2008, as compared to $9.0 million, or 16.7% of sales, in three months ended March 31, 2007, as the favorable impact of currency exchange was more than offset by the lower sales volumes in our laminates and insulation products and a less favorable product sales mix.

        Packaging Systems' Adjusted EBITDA increased $0.6 million to $12.9 million, or 23.6% of sales, in the three months ended March 31, 2008, as compared to $12.3 million, or 22.9% of sales, in the three months ended March 31, 2007. After consideration of approximately $0.6 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Energy Products.    Net sales for the three months ended March 31, 2008 increased $7.2 million, or 17.4%, to $48.8 million, as compared to $41.6 million in the three months ended March 31, 2007. Sales of specialty gaskets and related fastening hardware increased approximately $4.1 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed and compressor engines and related products increased approximately $3.1 million, primarily due to increased engine demand in the Canadian market, driven by completion of previously drilled wells and replenishment of engine inventory levels in the distribution channel. While current engine demand has increased, natural gas drilling activity in Canada continues to lag behind the levels in the first three months of 2007.

        Gross profit within Energy Products increased $1.9 million to $14.5 million, or 29.8% of sales, in the three months ended March 31, 2008, as compared to $12.6 million, or 30.4% of sales, in the three months ended March 31, 2007. Gross profit increased approximately $2.2 million as a result of the increase in sales levels between years. This volume-related increase is partially offset by increased facility costs associated with the move to a new location for one of our specialty gasket branches and costs related thereto.

        Selling, general and administrative expenses within Energy Products increased $0.4 million to $6.6 million, or 13.5% of net sales, in the three months ended March 31, 2008, as compared to $6.2 million, or 14.9% of net sales, in the three months ended March 31, 2007. This increase was due to increased compensation and commission expenses in support of our sales growth. Energy Products achieved higher sales levels with only a modest increase in selling expenses due to the relatively fixed cost nature of this segment's existing distribution network.

        Overall, operating profit within Energy Products increased $1.5 million to $7.9 million, or 16.2% of sales, in the three months ended March 31, 2008, as compared to $6.4 million, or 15.4% of sales, in the three months ended March 31, 2007, due principally to higher sales volumes, which were partially offset by the impact of investments made in infrastructure in 2007 in support of our growth initiatives.

        Energy Products' Adjusted EBITDA increased $1.5 million to $8.6 million, or 17.7% of sales, in the three months ended March 31, 2008, as compared to $7.1 million, or 17.1% of sales, in the three months ended March 31, 2007, consistent with the improvement in operating profit between years.

        Industrial Specialties.    Net sales for the three months ended March 31, 2008 increased $2.9 million, or 5.7%, to $53.5 million, as compared to $50.6 million in the three months ended March 31, 2007. Net sales increased 13.4% in our aerospace fastener business, as we continued to benefit from market share gains as well as strong overall market demand. Sales in our industrial cylinder and precision cutting tools businesses improved slightly by 0.9% and 1.5%, respectively, as sales volumes continued at consistent rates even though demand in these businesses' industrial end markets was somewhat softer than the prior year. Sales within our specialty fittings business declined approximately 9.8% in the first three months of 2008 as compared to the first three months of 2007 due to weak domestic automotive market demand. Net sales decreased 41.0% in our defense business, due primarily to a large inventory build of cartridge cases by our customers in the first three months of 2007 that did not recur in the first three months of 2008. Finally, this segment benefited from approximately $2.9 million of sales from our medical device business, which was acquired in the third quarter of 2007.

        Gross profit within Industrial Specialties increased $0.4 million to $15.8 million, or 29.6% of sales, in the three months ended March 31, 2008, from $15.4 million, or 30.5% of sales, in the three months ended March 31, 2007. Gross profit increased approximately $0.9 million as a result of the increase in sales levels between years. This increase in gross profit was partially offset by increased operating costs in our precision cutting tool and specialty fittings businesses, due primarily to lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses increased $0.5 million to $4.7 million, or 8.7% of sales, in the three months ended March 31, 2008, as compared to $4.2 million, or 8.3% of sales, in the three months ended March 31, 2007, as this segment increased investment in sales resources and product development, primarily in the aerospace fastener business.

        Operating profit was flat at $11.2 million for the three months ended March 31, 2008 and 2007, as the benefit of higher sales levels between years was offset by lower absorption of fixed costs, primarily in our precision cutting tool and specialty fittings businesses and our increased investment in sales resources and product development in our aerospace fastener business.

        Industrial Specialties' Adjusted EBITDA increased $0.5 million to $12.6 million, or 23.6% of sales, in the three months ended March 31, 2008, as compared to $12.1 million, or 24.0% of sales, in the three months ended March 31, 2007. After consideration of approximately $0.5 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        RV & Trailer Products.    Net sales decreased $2.7 million to $50.7 million in the three months ended March 31, 2008, as compared to $53.4 million in the three months ended March 31, 2007. Net sales were favorably impacted by approximately $2.2 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. This segment also benefited from increased sales in our Australian legacy business and sales from Parkside Towbars, which was acquired in the January 2008. However, these increases were more than offset by a decline in North American sales of approximately $8 million as a result of continued soft demand in certain end markets due to the current uncertain economic conditions and higher customer inventory levels across the majority of the U.S. market channels.

        RV & Trailer Products' gross profit decreased $3.4 million to $9.1 million, or 17.9% of sales, in the three months ended March 31, 2008, from approximately $12.5 million, or 23.4% of sales, in the three months ended March 31, 2007. Of the decline in gross profit between years, approximately $0.6 million is attributed to the decline in sales between periods. The remaining decrease in gross profit is due to an unfavorable product sales mix, with our higher-margin electrical products representing a lower percentage of total sales, and as a result of lower absorption of fixed costs given lower production and sales levels in our U.S. operations.

        Selling, general and administrative expenses increased $0.3 million to $6.3 million, or 12.4% of sales, in the three months ended March 31, 2008, as compared to $6.0 million, or 11.2% of sales, in the three months ended March 31, 2007, due primarily to increased spending in our Australian operations in support of current sales growth and future sales initiatives.

        RV & Trailer Products' operating profit declined $3.7 million, to approximately $2.8 million, or 5.4% of sales, in the three months ended March 31, 2008, from $6.5 million, or 12.1% of net sales, in the three months ended March 31, 2007. The decline in operating profit between years is primarily due to lower sales, an unfavorable product sales mix and lower absorption of fixed costs.

        RV & Trailer Products' Adjusted EBITDA decreased $4.0 million to $4.5 million, or 8.9% of sales, for the three months ended March 31, 2008, from $8.5 million, or 16.0% of sales, for the three months ended March 31, 2007. In the three months ended March 31, 2008, RV & Trailer Products recognized approximately $0.2 million of losses on transactions denominated in foreign currencies, while in the three months ended March 31, 2007, RV & Trailer Products recognized approximately $0.1 million of gains on transactions denominated in foreign currencies. After consideration of these changes in foreign currency gains and losses, the change in Adjusted EBITDA is consistent with the decline in operating profit between years.

        Recreational Accessories.    Net sales decreased $13.1 million to $72.0 million in the three months ended March 31, 2008, as compared to $85.1 million in the three months ended March 31, 2007. Net sales were favorably impacted by approximately $1.3 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Canadian dollar. However, these increases were more than offset by an approximate $4 million decline in sales in certain end-markets and higher customer inventory levels across the majority of the U.S. market channels, most notably in the recreational vehicle wholesale/distributor channel. In addition, this segment benefitted from a one-time inventory pipeline fill for a significant customer, resulting in approximately $6 million of sales in the first quarter of 2007, which did not recur in the first quarter of 2008.

        Recreational Accessories' gross profit margin remained flat at 24.9% for each of the three months ended March 31, 2008 and 2007, while gross profit decreased by $3.2 million, from $21.2 million in the first three months of 2007 to $18.0 million in the first three months of 2008. This decline in gross profit was the result of the decrease in sales levels between years. This segment was able to sustain its gross profit margin by realizing cost savings as a result of the closure of the Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007, and negotiating favorable commodity pricing, which substantially offset the lower absorption of fixed costs as a result of lower production and sales levels.

        Recreational Accessories' selling, general and administrative expenses decreased $0.8 million to $15.2 million, or 21.2% of sales, in the three months ended March 31, 2008, as compared to $16.0 million, or 18.9% of sales, in the three months ended March 31, 2007. The decrease in selling, general and administrative expenses is due to further reductions in selling and distribution expenses in our towing business in the first quarter of 2008, cost savings as a result of the Huntsville facility closure and continued lower discretionary spending corresponding with the decline in sales.

        Recreational Accessories' operating profit decreased $2.5 million to approximately $2.6 million, or 3.7% of sales, in the three months ended March 31, 2008, from $5.1 million, or 6.0% of sales, in the three months ended March 31, 2007. The decrease in operating profit between years is primarily the result of the lower sales volumes and lower absorption of fixed costs, which were partially offset by cost savings realized from the closure of the Huntsville facility and other initiatives.

        Recreational Accessories' Adjusted EBITDA decreased $2.7 million to $5.0 million, or 7.0% of sales, for the three months ended March 31, 2008, from $7.7 million, or 9.1% of sales, for the three months ended March 31, 2007, consistent with the decrease in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended March 31,
	2008	2007
	(in millions)
Corporate operating expenses	$2.9	$2.6
Employee costs and related benefits	2.3	2.3
Management fees and expenses	—	1.0

Corporate expenses and management fees—operating profit	$5.2	$5.9
Receivables sales and securitization expenses	1.0	1.0
Other, net	(0.1)	—

Corporate expenses and management fees—Adjusted EBITDA	$6.1	$6.9

        Corporate expenses and management fees decreased approximately $0.7 million to $5.2 million for the three months ended March 31, 2008, from $5.9 million for the three months ended March 31, 2007. The decrease between years is primarily attributed to the termination of our advisory services agreement with Heartland in connection with the completion of our IPO in May 2007. This decrease was partially offset by modestly higher corporate operating costs as a result of complying with the requirements of Sarbanes-Oxley and increased costs for directors and officers insurance as a result of completing our IPO.

        Interest Expense.    Interest expense decreased approximately $4.2 million, to $14.7 million, for the three months ended March 31, 2008, as compared to $18.9 million for the three months ended March 31, 2007. Of this decrease, approximately $2.5 million resulted from the retirement of $100.0 million senior subordinated notes in June 2007 in connection with the use of IPO proceeds. The remainder of the decrease is primarily the result of a decrease in our weighted average interest rate on variable rate U.S. borrowings to approximately 6.1% during the first quarter 2008, from approximately 8.2% during the first quarter of 2007, while weighted-average U.S. borrowings remained relatively flat at approximately $310 million.

        Other Expense, Net.    Other expense, net remained flat at approximately $1.2 million for each of the three month periods ended March 31, 2008 and 2007. In the first quarter of 2008, we incurred approximately $0.7 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and incurred approximately $0.3 million in connection with the renewal of the facility. In the first quarter of 2007, we incurred approximately $0.8 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended March 31, 2008 and 2007.

        Income Taxes.    The effective income tax rates for the three months ended March 31, 2008 and 2007 were 36% and 37%, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, and our N.I. Industries property management line of business through March 31, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Income from discontinued operations, net of income tax expense, was $0.1 million for the three months ended March 31, 2008, as compared to a loss from discontinued operations, net of income tax expense, of $0.7 million for the three months ended March 31, 2007. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the three months ended March 31, 2008 was approximately $9.7 million, as compared to $26.9 million for the three months ended March 31, 2007. The change between years is primarily the result of significantly higher levels of accounts payable and accrued liabilities at March 31, 2007 over December 31, 2006, as compared to the change from December 31, 2007 to March 31, 2008, due to increased management of working capital during 2007 over 2006, which has extended into 2008.

        Net cash used for investing activities for the three months ended March 31, 2008 was approximately $8.6 million, as compared to $15.5 million for the three months ended March 31, 2007. During the first three months of 2008, we incurred approximately $6.2 million of costs related to capital expenditure projects and paid approximately $2.4 million for the acquisition of Parkside Towbars, net of cash acquired. During the first three months of 2007, we incurred approximately $6.6 million of costs related to capital expenditure projects, paid approximately $12.9 million to acquire equipment subject to an operating lease in connection with the disposition of our Frankfort, Indiana discontinued industrial fastening business, which were partially offset by generation of cash proceeds of $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007.

        Net cash used for financing activities was $0.4 million and $11.1 million for the three months ended March 31, 2008 and 2007, respectively. The amounts in both periods represent repayment of borrowings under our existing credit facilities.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility, of which $256.1 million was outstanding at March 31, 2008. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.30 to 1.00 at March 31, 2008 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on March 31, 2008, for the twelve month period ended March 31, 2008.

	Year Ended December 31, 2007	Less: Three Months Ended March 31, 2007	Add: Three Months Ended March 30, 2008	Twelve Months Ended March 31, 2008
	(dollars in thousands)
Net income (loss), as reported	$(158,430)	$7,050	$7,870	$(157,610)
Bank stipulated adjustments:
Interest expense, net (as defined)	68,310	18,860	14,760	64,210
Income tax expense (benefit)(1)	(10,410)	4,950	4,480	(10,880)
Depreciation and amortization	41,350	9,840	10,750	42,260
Extraordinary non-cash charges(2)	178,450	—	—	178,450
Heartland monitoring fee and expenses(3)	12,000	1,000	—	11,000
Interest equivalent costs(4)	4,230	910	740	4,060
Non-cash expenses related to
stock option grants(5)	570	60	290	800
Other non-cash expenses or losses	4,450	1,010	600	4,040
Losses on early termination of operating leases from net proceeds of an IPO	4,230	—	—	4,230
Non-recurring expenses or costs for cost savings projects(6)	6,630	110	720	7,240
Permitted dispositions(7)	240	830	50	(540)
Permitted acquisitions(8)	2,550	870	40	1,720
Debt extinguishment costs(9)	7,440	—	—	7,440

Consolidated Bank EBITDA, as defined	$161,610	$45,490	$40,300	$156,420

March 31, 2008
(dollars in thousands)
Total long-term debt	$616,450
Aggregate funding under the receivables securitization facility	56,350

Total Consolidated Indebtedness, as defined	$672,800

Consolidated Bank EBITDA, as defined	$156,420
Actual leverage ratio	4.30x

Covenant requirement	5.25x

(1)
Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)
Non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(3)
Represents management fees and expenses paid pursuant to Heartland pursuant to the former Advisory Services Agreement and Advisory Services Agreement termination.

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

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank which is secured by a letter of credit under our credit facilities. At March 31, 2008, approximately $0.7 million was outstanding under this agreement. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $2.9 million outstanding at March 31, 2008) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $19.7 million outstanding at March 31, 2008) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of March 31, 2008, total borrowings in the amount of $23.3 million were outstanding under these arrangements.

        Another important source of liquidity is our $90.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2008, we had $56.3 million utilized under our accounts receivable facility and $4.3 million of available funding based on eligible receivables and after consideration of leverage restrictions. At March 31, 2008, we also had $0.05 million outstanding under our revolving credit facility and had an additional $117.6 million potentially available after giving effect to approximately $32.4 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At March 31, 2008, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $121.9 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

        We also have $337.8 million (face value) 9 7/8% senior subordinated notes which are due in 2012.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 10, "Long-term Debt," to the accompanying consolidated financial statements as of March 31, 2008. Based on amounts outstanding at March 31, 2008, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.8 million annually.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense related thereto approximates $15.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

  Market Risk

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

  Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. As of June 30, 2006, Standard & Poor's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B+, B and CCC+ respectively, each with a stable outlook. These ratings remain in place as of March 31, 2008. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of B1, B2 and Caa1 respectively, each with a stable outlook. On September 27, 2006, Moody's upgraded the ratings on our credit facilities and senior subordinated notes from B1 to Ba2 and Caa1 to B3, respectively. These ratings remain in place as of March 31, 2008. This upgrade occurred in connection with Moody's changing the ratings on a number of high yield issues in the industrials and aerospace/defense sectors, as a result of the introduction of new rating methodology. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. If, in connection with the consummation of any offering of our equity securities and the use of proceeds therefrom, the ratings assigned to our credit facilities by Standard & Poor's remains at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's remains at B1 (stable) or better, the applicable margin on all loans under our amended and restated credit agreement will be reduced by 0.5% per annum.

Off-Balance Sheet Arrangements

        We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $90.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At March 31, 2008, we had $56.3 million utilized and $4.3 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

        The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. The facility expires on February 20, 2009. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our available liquidity capacity.

Impact of New Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no impact on our current consolidated financial statements as a result of this pronouncement.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require new fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), which was effective for us effective January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. We did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and we have made no determination whether or not we will elect this option for financial instruments we may acquire in the future.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, and to account for such non-controlling interests as a separate component of stockholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 31, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. There is no impact on our current consolidated financial statements as a result of this pronouncement.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of derivative instruments, how they are accounted for and their impact on a company's financial position and performance. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently assessing the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

Critical Accounting Policies

        The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2007 audited financial statements included in our annual report filed on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.3 million at March 31, 2008. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        Goodwill and Indefinite-Lived Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), by comparing the estimated fair value of each of our reporting units to their respective carrying values on our balance sheet. More frequent evaluations could become required under SFAS No. 142 if we experience changes in our business conditions. In assessing the recoverability of goodwill and indefinite-lived intangible assets, we estimate the fair value of each of our reporting units by calculating the present value of their expected future cash flows and other valuation measures. We then compare the estimates of fair value with the reporting unit's net asset carrying value on our balance sheet. If carrying value exceeds fair value, then a possible impairment of goodwill exists and further evaluation is performed. Goodwill is evaluated for impairment annually as of December 31 using management's operating budget and internal five-year forecast to estimate expected future cash flows. Discounting future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control. At December 31,

2007, fair values of our reporting units were determined based upon the expected future cash flows discounted at weighted average costs of capital ranging from 11%–17% and estimated residual growth rates ranging from 1% to 4%.

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

        Income Taxes.    Income taxes are accounted for using the provisions of FASB Statement of Financial Accounting Standards No. 109, (SFAS No. 109), "Accounting for Income Taxes," and FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Deferred income taxes are provided at currently enacted income tax rates for the difference between the financial statement and income tax basis of assets and liabilities and carry- forward items. The effective tax rate and the tax bases of assets and liabilities reflect management's estimates based on then-current facts. On an ongoing basis, we review the need for and adequacy of valuation allowances if it is more likely than not that the benefit from a deferred tax asset will not be realized. We believe the current assumptions and other considerations used to estimate the current year effective tax rate and deferred tax positions are appropriate. However, actual outcomes may differ from our current estimates and assumptions.

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

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

  Evaluation of disclosure controls and procedures

        As of March 31, 2008, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2008, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of March 31, 2008, we were a party to approximately 1,752 pending cases involving an aggregate of approximately 9,394 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable period:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Three months ended March 31, 2008	9,544	173	299	24	$3,979	$1,052,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 9,394 claims pending at March 31, 2008, 166 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 141 of the 166 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) and 25 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 145 of the 166 claims sought between $50,000 and $600,000 and 21 sought between $1.0 million and $5.0 million. Solely with respect to punitive damages, 141 of the 166 claims sought between $1.0 million and $2.5 million and 25 sought $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.2 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None of our securities have been issued or sold by us during the period covered by this report.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1(b)***	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)***	Second Amended and Restated By-laws of TriMas Corporation.
4.1(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(b)	Form of note (included in Exhibit 4.1(b)).
4.3(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8(u)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(m)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
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
10.7(p)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(r)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.10(s)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.

10.11(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.12(u)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.13(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.14(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.15(b)**
Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.16(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corp. dated February 21, 2003.
10.17(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.18(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.17 above).
10.19(g)	Form of Stock Option Agreement.
10.20(l)	Annual Value Creation Program.
10.21(l)*	Form of Indemnification Agreement.
10.22(n)	Separation and Consulting Agreement dated as of May 20, 2005.
10.23(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.24(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.25(p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.26(p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.27(p)	Management Rights Agreement.
10.28(k)	Executive Severance/Change of Control Policy
10.29(q)	TriMas Corporation 2006 Long Term Equity Incentive Plan
10.30(q)	First Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan
10.31(q)	Second Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.32(t)	Separation Agreement dated April 10, 2008.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on May 14, 2003.
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).
(b)***	Incorporated by reference to the Exhibits filed with our Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(f)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).
(i)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).
(j)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).
(k)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on November 22, 2006 (File No. 333-100351).
(l)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, filed on March 25, 2004 (File No. 333-113917).
(l)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).
(m)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).
(n)	Incorporated by reference to the Exhibits filed with our Form 10-Q filed on August 15, 2005 (File No. 333-100351).

(o)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(p)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(q)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).
(r)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on January 4, 2008 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 26, 2008 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on April 10, 2008 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: May 7, 2008	By:	/s/ ROBERT J. ZALUPSKI Robert J. Zalupski Principal Financial Officer

QuickLinks

39400 Woodward Avenue, Suite 130 Bloomfield Hills, Michigan 48304 (Address of principal executive offices, including zip code)
(248) 631-5450 (Registrant's telephone number, including area code)
TriMas Corporation Index
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity Three Months Ended March 31, 2008 (Unaudited—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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