Form 10-Q
period 2008-06-30
TRIMAS CORP
filed 2008-08-07
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 6, 2008, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,409,500 shares.

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

        These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on these statements, which speak only as of the date of this report.

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

  •
  Increases in our raw material or energy costs or the loss of critical suppliers or customers could adversely affect our profitability and other financial results;

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,860	$4,800
Receivables, net	127,470	89,3700
Inventories, net	186,200	190,590
Deferred income taxes	18,860	18,860
Prepaid expenses and other current assets	6,280	7,010
Assets of discontinued operations held for sale	2,760	3,330

Total current assets	348,430	313,960
Property and equipment, net	197,840	195,120
Goodwill	384,270	377,340
Other intangibles, net	209,320	214,290
Other assets	25,250	27,280

Total assets	$1,165,110	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$9,900	$8,390
Accounts payable	140,440	121,860
Accrued liabilities	63,950	71,830
Liabilities of discontinued operations	1,170	1,450

Total current liabilities	215,460	203,530
Long-term debt	606,500	607,600
Deferred income taxes	73,950	73,280
Other long-term liabilities	35,630	35,090

Total liabilities	931,540	919,500

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,409,500 shares at June 30, 2008 and December 31, 2007, respectively	330	330
Paid-in capital	526,840	525,960
Accumulated deficit	(356,650)	(373,970)
Accumulated other comprehensive income	63,050	56,170

Total shareholders' equity	233,570	208,490

Total liabilities and shareholders' equity	$1,165,110	$1,127,990

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	$297,080	$287,670	$576,640	$572,110
Cost of sales	(218,330)	(208,020)	(424,550)	(414,460)

Gross profit	78,750	79,650	152,090	157,650
Selling, general and administrative expenses	(48,790)	(45,320)	(93,910)	(90,860)
Advisory services agreement termination fee	—	(10,000)	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	(4,230)
Gain (loss) on dispositions of property and equipment	(110)	280	(220)	110

Operating profit	29,850	20,380	57,960	52,670

Other expense, net:
Interest expense	(13,880)	(18,340)	(28,590)	(37,200)
Debt extinguishment costs	—	(7,440)	—	(7,440)
Other, net	(1,340)	(1,060)	(2,530)	(2,220)

Other expense, net	(15,220)	(26,840)	(31,120)	(46,860)

Income (loss) from continuing operations before income tax benefit (expense)	14,630	(6,460)	26,840	5,810
Income tax benefit (expense)	(5,250)	2,400	(9,670)	(2,120)

Income (loss) from continuing operations	9,380	(4,060)	17,170	3,690
Income from discontinued operations, net of income tax benefit	70	870	150	170

Net income (loss)	$9,450	$(3,190)	$17,320	$3,860

Earnings (loss) per share—basic:
Continuing operations	$0.28	$(0.15)	$0.51	$0.16
Discontinued operations, net of income tax expense	—	0.03	—	—

Net income (loss) per share	$0.28	$(0.12)	$0.51	$0.16

Weighted average common shares—basic	33,409,500	26,223,236	33,409,500	23,506,461

Earnings (loss) per share—diluted:
Continuing operations	$0.28	$(0.15)	$0.51	$0.16
Discontinued operations, net of income tax expense	—	0.03	—	—

Net income (loss) per share	$0.28	$(0.12)	$0.51	$0.16

Weighted average common shares—diluted	33,642,907	26,223,236	33,597,276	23,506,461

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Six months ended June 30,
	2008	2007
Net income	$17,320	$3,860
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	90	70
Depreciation	13,900	11,660
Amortization of intangible assets	7,800	7,800
Amortization of debt issue costs	1,220	3,970
Deferred income taxes	—	770
Non-cash compensation expense	880	120
Net proceeds from (reductions in) sale of receivables and receivables securitization	(3,630)	33,330
Increase in receivables	(33,290)	(48,230)
(Increase) decrease in inventories	4,950	(7,850)
Decrease in prepaid expenses and other assets	1,910	2,630
Increase in accounts payable and accrued liabilities	10,090	16,500
Other, net	2,020	1,310

Net cash provided by operating activities, net of acquisition impact	23,260	25,940

Cash Flows from Investing Activities:
Capital expenditures	(13,530)	(14,860)
Acquisition of leased assets	—	(29,960)
Acquisition of businesses, net of cash acquired	(6,190)	—
Net proceeds from disposition of businesses and other assets	340	5,850

Net cash used for investing activities	(19,380)	(38,970)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	—	126,460
Repayments of borrowings on senior credit facilities	(2,930)	(1,730)
Proceeds from borrowings on term loan facilities	490	—
Proceeds from borrowings on revolving credit facilities	269,200	248,370
Repayments of borrowings on revolving credit facilities	(268,580)	(260,950)
Retirement of senior subordinated notes	—	(100,000)

Net cash (used for) provided by financing activities	(1,820)	12,150

Cash and Cash Equivalents:
Increase (decrease) for the period	2,060	(880)
At beginning of period	4,800	3,600

At end of period	$6,860	$2,720

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,100	$34,510

Cash paid for taxes	$5,330	$5,010

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Six Months Ended June 30, 2008

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490
Comprehensive income:
Net income	—	—	17,320	—	17,320
Amortization of defined benefit plan deferred losses (net of tax of $0.06 million) (Note 16)	—	—	—	110	110
Foreign currency translation	—	—	—	6,690	6,690
Change in fair value of cash flow hedge (net of tax of $0.05 million) (Note 10)	—	—	—	80	80

Total comprehensive income					24,200
Non-cash compensation expense	—	880	—	—	880

Balances, June 30, 2008	$330	$526,840	$(356,650)	$63,050	$233,570

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines, engine replacement parts and other well site products for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gasses, spinal and trauma implant products for the medical industry, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

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

        During the fourth quarter of 2005, the Company committed to a plan to sell three operating locations within its industrial fastening business. Two of the operating locations were sold in December 2006 and the third, the Frankfort operating location, was sold in February 2007.

        The results of the Frankfort operating location, the rocket launcher business and the property management business are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net sales	$730	$3,160	$1,660	$11,960

Income from discontinued operations before income tax expense	$90	$1,400	$230	$1,160
Income tax expense	(20)	(530)	(80)	(990)

Income from discontinued operations, net of income tax expense	$70	$870	$150	$170

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Receivables, net	$360	$940
Inventories, net	—	60
Property and equipment, net	2,400	2,330

Total assets	$2,760	$3,330

Accounts payable	$30	$60
Accrued liabilities and other	1,140	1,390

Total liabilities	$1,170	$1,450

4. Huntsville Plant Closure

        In October 2007, the Company announced plans to close its manufacturing facility in Huntsville, Ontario, Canada and consolidate its operations into the Company's Goshen, Indiana manufacturing facility. These actions were substantially complete as of December 31, 2007. As a result of these actions, the Company recorded a pre-tax charge within its Recreational Accessories segment of approximately $9.0 million in the fourth quarter of 2007, of which approximately $5.6 million related to cash costs incurred as a part of the closure as determined under the provisions of Statement of

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Huntsville Plant Closure (Continued)

Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," primarily relating to severance benefits to approximately 160 employees terminated as a part of the closure. The remaining $3.4 million of the pre-tax charge related to impairment of assets recorded in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to reduce the book value of the building and building improvements and certain machinery and equipment assets that the Company will no longer utilize to management's estimate of net realizable value. As of June 30, 2008, the Company has paid approximately $5.2 million of the cash costs of the facility closure, with the remaining $0.4 million expected to be paid during 2008.

        In addition, the Company expects to incur approximately $0.7 million in estimated costs and expenses in 2008 resulting from completion of the consolidation into the Goshen facility and recording severance and other benefits for approximately 10 key employees remaining with the Company until the closure is finalized. The Company recorded approximately $0.1 million and $0.6 million, respectively, of such charges during the three and six month periods ended June 30, 2008.

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

        The allocation of purchase price for the these acquisitions is subject to refinement of management estimates. The purchase price for these acquisitions is also subject to adjustments resulting from earn-out clauses based on future operating results, for which the Company paid the former owners of these businesses a combined approximately $3.9 million during 2008 (see Note 6). These earn-out clauses extend up to five years.

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2007	$190,690	$46,050	$64,950	$42,190	$33,460	$377,340
Goodwill from acquisitions	—	—	3,380	470	80	3,930
Foreign currency translation and other	2,900	(150)	—	250	—	3,000

Balance, June 30, 2008	$193,590	$45,900	$68,330	$42,910	$33,540	$384,270

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires the completion of an impairment test for goodwill and other indefinite-lived intangible assets as of an annual date, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company's accounting policy was to conduct the annual impairment test as of December 31st, with the most recent annual impairment test completed as of December 31, 2007. Effective in the second quarter of 2008, the Company changed its accounting policy to conduct the annual impairment test as of October 1st, with the testing to be conducted during the fourth quarter of each year. This change is preferable as it provides the Company additional time to complete the required testing and evaluate the results prior to the yearend closing and reporting activities and better enables the Company to comply with required reporting dates as an accelerated filer. The change in impairment test dates had no impact on the Company's financial results or financial position for any period presented.

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2008 and December 31, 2007 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2008		As of December 31, 2007
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6 – 12 years	$29,910	$(19,080)	$27,980	$(17,910)
15 – 25 years	169,190	(53,790)	169,190	(49,190)

Total customer relationships	199,100	(72,870)	197,170	(67,100)

Technology and other:
1 – 15 years	27,360	(19,960)	26,630	(18,190)
17 – 30 years	41,220	(13,660)	40,830	(12,690)

Total technology and other	68,580	(33,620)	67,460	(30,880)

Trademark/Trade names (indefinite life)	52,540	(4,410)	51,990	(4,350)

	$320,220	$(110,900)	$316,620	$(102,330)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended June 30, 2008 and 2007, respectively, and $2.0 million and $2.1 million for the six months ended June 30, 2008 and 2007, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.9 million and $2.8 million, and $5.8 million and $5.7 million for the three and six months ended June 30, 2008 and 2007, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.6 million and $1.1 million, and $1.3 million and $1.9 million for the three and six months ended June 30, 2008 and 2007, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of June 30, 2008 and December 31, 2007, the Company's funding under the facility was approximately $33.0 million and $41.5 million, respectively, with an additional $27.0 million and $5.0 million, respectively, available but not utilized. When the Company sells receivables under this arrangement, the Company retains a subordinated interest in the receivables sold. The retained interest in receivables sold is included in receivables in the accompanying balance sheet and approximated $73.0 million and $34.1 million at June 30, 2008 and December 31, 2007, respectively. The usage fee under the facility is 1.05%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on February 20, 2009.

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of June 30, 2008 and 2007, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.2 months, respectively, and an average discount rate of 2.3% and 3.1%, at June 30, 2008 and 2007, respectively.

        In the three and six months ended June 30, 2008 and 2007, the Company sold an undivided interest in approximately $4.9 million and $4.1 million, and $8.9 million and $8.0 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 2.1% and 1.9%, and 2.1% and 1.8%, respectively. Costs associated with these transactions were approximately $0.10 million and $0.08 million, and $0.18 million and $0.14 million, respectively, and are included in other, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Inventories

        Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Finished goods	$109,160	$117,680
Work in process	30,490	28,310
Raw materials	46,550	44,600

Total inventories	$186,200	$190,590

9. Property and Equipment, Net

        Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Land and land improvements	$5,780	$5,430
Buildings	47,540	45,430
Machinery and equipment	289,250	273,410

	342,570	324,270
Less: Accumulated depreciation	144,730	129,150

Property and equipment, net	$197,840	$195,120

        Depreciation expense was $7.0 million and $5.7 million, and $13.8 million and $11.6 million for each of the three and six months ended June 30, 2008 and 2007, respectively.

10. Long-term Debt

        The Company's long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(dollars in thousands)
U.S. bank debt	$255,450	$257,410
Non-U.S. bank debt and other	23,910	21,610
9 7/8% senior subordinated notes, due June 2012	337,040	336,970

	616,400	615,990
Less: Current maturities, long-term debt	9,900	8,390

Long-term debt	$606,500	$607,600

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt (Continued)

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2008 and December 31, 2007, the Company had letters of credit of approximately $33.1 million and $35.5 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 5.64% and 7.84% at June 30, 2008 and December 31, 2007, respectively.

        At June 30, 2008, the Company had no outstanding balance under its revolving credit facility and had $116.9 million potentially available after giving effect to the $33.1 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $143.9 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        During 2008, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of its interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. The Company has designated this swap agreement as a cash flow hedge and accounts for it in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the effective portion of the hedge gains and losses are deferred in accumulated other comprehensive income (loss) until the hedged transactions occur, at which time the deferred gains or losses are reclassified into earnings to match the change in cost of the transaction. The Company believes the cash flow hedge is "effective" as defined in SFAS No. 133, as changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuation in the LIBOR rate. The fair value of this swap agreement at June 30, 2008 was approximately $0.1 million.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $559.9 million and $528.4 million at June 30, 2008 and December 31, 2007, respectively, are presented in the financial information in Note 18, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt (Continued)

covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at June 30, 2008.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

Non-U.S. bank debt

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At June 30, 2008, the balance outstanding under this agreement was $2.7 million at an interest rate of 5.48%. At December 31, 2007, the balance outstanding under this agreement was approximately $4.0 million at an interest rate of 5.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At June 30, 2008, the balance outstanding under this agreement was $20.6 million at a weighted average interest rate of 7.38%. At December 31, 2007, the balance outstanding under this agreement was approximately $17.5 million at an interest rate of approximately 7.1%.

        In Mexico, the Company's subsidiary is party to an unsecured loan agreement which matures July 3, 2008. At June 30, 2008, the balance outstanding under this agreement was $0.5 million at an interest rate of 10.2%. At December 31, 2007, there was no balance outstanding under this agreement.

Notes

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), paying a $4.9 million call premium to effect the retirement.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2008, the Company was in compliance with all such covenant requirements.

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

        As of June 30, 2008, we were a party to approximately 817 pending cases involving an aggregate of approximately 7,704 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims setttled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Six months ended June 30, 2008	9,544	415	2,208	47	$2,509	$2,161,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,704 claims pending at June 30, 2008, 174 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 141 of the 174 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) , 31 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and two sought over $10.0 million (which includes compensatory and punitive damages) . Solely with respect to compensatory damages, 145 of the 174 claims sought between $50,000 and $600,000, 27 sought between $1.0 million and $5.0 million and two sought over $5.0 million. Solely with respect to punitive damages, 142 of the 174 claims sought between $0 and $2.5 million, 31 sought between $2.5 and $5.0 million and one sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

12. Related Parties

Metaldyne Corporation

        In connection with the Company's reorganization in June 2002, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne Corporation ("Metaldyne"), mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments made on TriMas' behalf. The remaining contractual obligations to Metaldyne were approximately $6.2 million and $6.0 million at June 30, 2008 and December 31, 2007, respectively, and are classified as accrued liabilities in the accompanying consolidated balance sheet.

        On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan ("SERP"). Under the stock purchase agreement between Metaldyne and Heartland, TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At June 30, 2008, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $5.1 million (included in the remaining $6.2 million of contractual obligations above), However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Related Parties (Continued)

reimburse Metaldyne up to approximately $7.5 million, which could result in future charges to the Company's statement of operations of up to $2.4 million. The Company is currently reviewing the validity of these assertions.

Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland $10.0 million to terminate its existing advisory services agreement. The advisory services had been provided for an annual fee of $4.0 million plus expenses. Heartland was paid $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively, for advisory services provided under this agreement prior to its termination. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales
Packaging Systems	$57,410	$56,700	$111,980	$110,450
Energy Products	53,160	41,020	101,960	82,600
Industrial Specialties	56,210	52,850	109,680	103,440
RV & Trailer Products	49,730	53,070	100,400	106,480
Recreational Accessories	80,570	84,030	152,620	169,140

Total	$297,080	$287,670	$576,640	$572,110

Operating Profit
Packaging Systems	$9,150	$10,820	$18,030	$19,820
Energy Products	8,590	5,660	16,500	12,070
Industrial Specialties	11,480	11,220	22,640	22,440
RV & Trailer Products	2,060	6,010	4,810	12,470
Recreational Accessories	6,490	7,360	9,120	12,500
Corporate expenses and management fees	(7,920)	(20,690)	(13,140)	(26,630)

Total	$29,850	$20,380	$57,960	$52,670

Adjusted EBITDA
Packaging Systems	$12,780	$14,100	$25,670	$26,390
Energy Products	9,190	6,260	17,820	13,360
Industrial Specialties	12,960	12,350	25,600	24,500
RV & Trailer Products	3,940	7,840	8,470	16,360
Recreational Accessories	8,860	9,680	13,910	17,420
Corporate expenses and management fees	(8,320)	(21,350)	(14,440)	(28,230)

Subtotal from continuing operations	39,410	28,880	77,030	69,800

Discontinued operations	190	1,460	430	1,270

Total company	$39,600	$30,340	$77,460	$71,070

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of the Company's net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net income (loss)	$9,450	$(3,190)	$17,320	$3,860
Income tax expense (benefit)	5,270	(1,870)	9,750	3,110
Interest expense	13,930	18,340	28,690	37,200
Debt extinguishment costs	—	7,440	—	7,440
Depreciation and amortization	10,950	9,620	21,700	19,460

Adjusted EBITDA, total company	$39,600	$30,340	$77,460	$71,070
Adjusted EBITDA, discontinued operations	190	1,460	430	1,270

Adjusted EBITDA, continuing operations	$39,410	$28,880	$77,030	$69,800

14. Equity Awards

2006 Plan

        The TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") provides for the issuance of equity-based incentives in various forms for up to an aggregate of 1,200,000 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. In general, stock options and stock appreciation rights have a fungible ratio of one-to-one (one granted option/appreciation right counts as one share against the aggregate available to issue), while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of two-to-one. No shares issued under the 2006 Plan were excercisable as of June 30, 2008.

        During the second quarter of 2008, the Company granted 381,000 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant but are contingent upon certain service and performance conditions. Of the 381,000 restricted shares granted, 111,500 shares are subject to a service provision, where the only condition to the share vesting is that the employee remains with the Company for the vesting period. The remaining 269,500 shares granted are subject to both a service provision (same as above) and a performance provision. These shares vest in the same manner as the service provision grants only if the Company attains and/or exceeds a certain EBITDA target for the year ended December 31, 2008.

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

        The Company recognized approximately $0.6 million and $0.8 million of stock-based compensation expense related to the 2006 Plan during the three and six months ended June 30, 2008, respectively.

        Information related to the 2006 Plan at June 30, 3008 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Vesting Period (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	142,145	$12.26
Granted	381,000	6.28
Exercised	—	—
Cancelled	(61,971)	8.30

Outstanding at June 30, 2008	461,174	$7.85	1.6	$2,762,432

        As of June 30, 2008, there was approximately $2.4 million of unrecognized compensation cost related to unvested shares granted under the 2006 Plan.

2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan"), provides for the issuance of equity-based incentives in various forms, of which a total of 2,022,000 stock options have been approved for issuance under the Plan. As of June 30, 2008, the Company has 1,728,706 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering (May 14, 2008). As of June 30, 2008, 1,314,256 stock options were exercisable under the 2002 Plan.

        The Company accounts for these stock options under SFAS No. 123R, "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

        The Company recognized stock-based compensation expense related to the 2002 Plan of $0.02 million and $0.05 million for the three and six months ended June 30, 2008, respectively, and $0.06 million and $0.1 million for the three and six months ended June 30, 2007, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Equity Awards (Continued)

accompanying statements of operations. The fair value of options which vested during the three and six months ended June 30, 2008 was $0.1 million and $0.4 million, respectively. The fair value of options which vested during the three and six months ended June 30, 2007 was $0.1 million and $0.4 million, respectively. As of June 30, 2008, the Company had $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.2 years.

        Information related to stock options at June 30, 2008, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,000,481	$20.89
Granted	—	—
Exercised	—	—
Cancelled	(271,775)	20.55

Outstanding at June 30, 2008	1,728,706	$20.94	5.1	$—

15. Earnings per Share

        The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and six months ended June 30, 2008 and 2007, respectively. Diluted earnings per share for the three and six months ended June 30, 2008 included 220,549 shares of restricted stock granted under the 2006 Plan. Options to purchase approximately 1,728,706 and 2,011,268 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

16. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and six months ended June 30, 2008 and 2007:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service costs	$140	$140	$270	$280
Interest costs	420	410	840	810
Expected return on plan assets	(460)	(490)	(920)	(970)
Amortization of net loss	80	110	160	220

Net periodic benefit cost	$180	$170	$350	$340

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Defined Benefit Plans (Continued)

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service costs	$20	$20	$40	$40
Interest costs	100	110	210	210
Gain on settlement of postretirement plan	—	(190)	—	(190)
Amortization of net loss	10	20	20	50

Net periodic benefit cost	$130	$(40)	$270	$110

        The Company contributed approximately $0.5 million and $1.0 million to its defined benefit pension plans during the three and six months ended June 30, 2008, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2008.

17. New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require new fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually), which was effective for the Company effective January 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and the Company has made no determination whether or not it will elect this option for financial instruments it may acquire in the future.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. New Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, and requires accounting for such non-controlling interests as a separate component of shareholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of derivative instruments, how they are accounted for and their impact on a company's financial position and performance. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,920	$4,940	$—	$6,860
Trade receivables, net	—	98,100	29,370	—	127,470
Receivables, intercompany	—	—	320	(320)	—
Inventories, net	—	156,640	29,560	—	186,200
Deferred income taxes	—	18,010	850	—	18,860
Prepaid expenses and other current assets	—	4,820	1,460	—	6,280
Assets of discontinued operations held for sale	—	2,760	—	—	2,760

Total current assets	—	282,250	66,500	(320)	348,430
Investments in subsidiaries	559,920	152,530	—	(712,450)	—
Property and equipment, net	—	140,290	57,550	—	197,840
Goodwill	—	295,460	88,810	—	384,270
Intangibles and other assets	12,080	222,240	6,380	(6,130)	234,570

Total assets	$572,000	$1,092,770	$219,240	$(718,900)	$1,165,110

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,630	$7,270	$—	$9,900
Accounts payable, trade	—	116,910	23,530	—	140,440
Accounts payable, intercompany	—	320	—	(320)	—
Accrued liabilities	1,390	52,740	9,820	—	63,950
Liabilities of discontinued operations	—	1,170	—	—	1,170

Total current liabilities	1,390	173,770	40,620	(320)	215,460
Long-term debt	337,040	252,890	16,570	—	606,500
Deferred income taxes	—	72,190	7,890	(6,130)	73,950
Other long-term liabilities	—	34,000	1,630	—	35,630

Total liabilities	338,430	532,850	66,710	(6,450)	931,540

Total shareholders' equity	233,570	559,920	152,530	(712,450)	233,570

Total liabilities and shareholders' equity	$572,000	$1,092,770	$219,240	$(718,900)	$1,165,110

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$239,730	$71,330	$(13,980)	$297,080
Cost of sales	—	(175,130)	(57,180)	13,980	(218,330)

Gross profit	—	64,600	14,150	—	78,750
Selling, general and administrative expenses	—	(42,890)	(5,900)	—	(48,790)
Gain (loss) on dispositions of property and equipment	—	(140)	30	—	(110)

Operating profit	—	21,570	8,280	—	29,850
Other income (expense), net:
Interest expense	(8,780)	(4,650)	(450)	—	(13,880)
Other, net	—	1,000	(2,340)	—	(1,340)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,780)	17,920	5,490	—	14,630
Income tax (expense) benefit	3,060	(6,620)	(1,690)	—	(5,250)
Equity in net income (loss) of subsidiaries	15,170	3,800	—	(18,970)	—

Income (loss) from continuing operations	9,450	15,100	3,800	(18,970)	9,380
Income from discontinued operations	—	70	—	—	70

Net income (loss)	$9,450	$15,170	$3,800	$(18,970)	$9,450

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$238,700	$64,100	$(15,130)	$287,670
Cost of sales	—	(170,840)	(52,310)	15,130	(208,020)

Gross profit	—	67,860	11,790	—	79,650
Selling, general and administrative expenses	—	(39,200)	(6,120)	—	(45,320)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain on dispositions of property and equipment	—	270	10	—	280

Operating profit	—	14,700	5,680	—	20,380
Other income (expense), net:
Interest expense	(10,680)	(6,850)	(810)	—	(18,340)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	(410)	190	(840)	—	(1,060)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(18,530)	8,040	4,030	—	(6,460)
Income tax (expense) benefit	7,070	(3,060)	(1,610)	—	2,400
Equity in net income (loss) of subsidiaries	8,270	2,420	—	(10,690)	—

Income (loss) from continuing operations	(3,190)	7,400	2,420	(10,690)	(4,060)
Income from discontinued operations	—	870	—	—	870

Net income (loss)	$(3,190)	$8,270	$2,420	$(10,690)	$(3,190)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$471,420	$131,220	$(26,000)	$576,640
Cost of sales	—	(347,150)	(103,400)	26,000	(424,550)

Gross profit	—	124,270	27,820	—	152,090
Selling, general and administrative expenses	—	(81,920)	(11,990)	—	(93,910)
Gain (loss) on dispositions of property and equipment	—	(310)	90	—	(220)

Operating profit	—	42,040	15,920	—	57,960
Other income (expense), net:
Interest expense	(17,530)	(10,170)	(890)	—	(28,590)
Other, net	—	1,630	(4,160)	—	(2,530)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(17,530)	33,500	10,870	—	26,840
Income tax (expense) benefit	6,130	(12,390)	(3,410)	—	(9,670)
Equity in net income (loss) of subsidiaries	28,720	7,460	—	(36,180)	—

Income (loss) from continuing operations	17,320	28,570	7,460	(36,180)	17,170
Income from discontinued operations	—	150	—	—	150

Net income (loss)	$17,320	$28,720	$7,460	$(36,180)	$17,320

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2007
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$478,550	$124,800	$(31,240)	$572,110
Cost of sales	—	(343,370)	(102,330)	31,240	(414,460)

Gross profit	—	135,180	22,470	—	157,650
Selling, general and administrative expenses	—	(79,300)	(11,560)	—	(90,860)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain (loss) on dispositions of property and equipment	—	130	(20)	—	110

Operating profit	—	41,780	10,890	—	52,670
Other income (expense), net:
Interest expense	(21,570)	(13,970)	(1,660)	—	(37,200)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	3,910	(5,290)	(840)	—	(2,220)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(25,100)	22,520	8,390	—	5,810
Income tax (expense) benefit	8,870	(8,070)	(2,920)	—	(2,120)
Equity in net income (loss) of subsidiaries	20,090	5,470	—	(25,560)	—

Income (loss) from continuing operations	3,860	19,920	5,470	(25,560)	3,690
Income from discontinued operations	—	170	—	—	170

Net income (loss)	$3,860	$20,090	$5,470	$(25,560)	$3,860

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(16,680)	$32,200	$7,740	$—	$23,260

Cash Flows from Investing Activities:
Capital expenditures	—	(10,600)	(2,930)	—	(13,530)
Acquisition of businesses, net of cash acquired	—	(3,460)	(2,730)	—	(6,190)
Net proceeds from disposition of businesses and other assets	—	200	140	—	340

Net cash used for investing activities	—	(13,860)	(5,520)	—	(19,380)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,300)	(1,630)	—	(2,930)
Proceeds from borrowings on term loan facilities	—	—	490	—	490
Proceeds from borrowings on revolving credit facilities	—	263,110	6,090	—	269,200
Repayments of borrowings on revolving credit facilities	—	(263,800)	(4,780)	—	(268,580)
Intercompany transfers to (from) subsidiaries	16,680	(14,980)	(1,700)	—	—

Net cash provided by (used for) financing activities	16,680	(16,970)	(1,530)	—	(1,820)

Cash and Cash Equivalents:
Increase for the period	—	1,370	690	—	2,060
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$1,920	$4,940	$—	$6,860

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activites	$(21,890)	$44,570	$3,260	$—	$25,940

Cash Flows from Investing Activities:
Capital expenditures	—	(10,880)	(3,980)	—	(14,860)
Acquisition of leased assets	—	(29,960)	—	—	(29,960)
Net proceeds from disposition of businesses and other assets	—	5,850	—	—	5,850

Net cash used for investing activities	—	(34,990)	(3,980)	—	(38,970)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	126,460	—	—	—	126,460
Repayments of borrowings on senior credit facilities	—	(1,300)	(430)	—	(1,730)
Proceeds from borrowings on revolving credit facilities	—	243,510	4,860	—	248,370
Repayments of borrowings on revolving credit facilities	—	(254,300)	(6,650)	—	(260,950)
Retirement of senior subordinated notes	(100,000)	—	—	—	(100,000)
Intercompany transfers to (from) subsidiaries	(4,570)	2,300	2,270	—	—

Net cash provided by (used for) financing activities	21,890	(9,790)	50	—	12,150

Cash and Cash Equivalents:
Decrease for the period	—	(210)	(670)	—	(880)
At beginning of period	—	460	3,140	—	3,600

At end of period	$—	$250	$2,470	$—	$2,720

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

        Our businesses and results of operations depend upon general economic conditions and we serve some customers in highly cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. There is some seasonality in the businesses of our Recreational Accessories and RV & Trailer Products operating segments as well. Sales of towing and trailering products within these operating segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its business. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks. The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer confidence, which could be negatively impacted by increased costs to consumers as a result of an uncertain credit market and nterest rate environment and energy costs, among other things.

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. More recently, we have also experienced increasing costs for freight and products sourced to lower-cost countries. We have initiated pricing programs to pass increased steel, copper, aluminum, resin and foreign-sourced costs to customers. Although we may experience delays in our ability to implement price increases, we generally are able to recover such increased costs. Although there have been no significant disruptions in the supply of steel since 2005, we may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel, other raw material, and foreign-sourced costs. However, such increased costs may adversely impact our earnings.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net income	$9,450	$(3,190)	$17,320	$3,860
Income tax expense	5,270	(1,870)	9,750	3,110
Interest expense	13,930	18,340	28,690	37,200
Debt extinguishment costs	—	7,440	—	7,440
Depreciation and amortization	10,950	9,620	21,700	19,460

Adjusted EBITDA, total company	$39,600	$30,340	$77,460	$71,070
Interest paid	(21,170)	(27,880)	(27,100)	(34,510)
Taxes paid	(2,940)	(2,750)	(5,330)	(5,010)
(Gain) loss on dispositions of property and equipment	(20)	(310)	90	70
Receivables sales and securitization, net	(22,460)	4,580	(3,630)	33,330
Net change in working capital	20,560	(4,980)	(18,230)	(39,010)

Cash flows provided by (used for) operating activities	$13,570	$(1,000)	$23,260	$25,940

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Facility and business consolidation costs(a)	$—	$260	$720	$370
Business unit restructuring costs(b)	2,260	—	2,260	—
Advisory services agreement termination fee(c)	—	10,000	—	10,000
Costs for early termination of operating leases(d)	—	4,230	—	4,230

	$2,260	$14,490	$2,980	$14,600

(a)
Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)
Includes principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(c)
Expense associated with the termination of our advisory services agreement with Heartland.

(d)
Costs associated with the early termination of operating leases and purchase of underlying machinery and equipment assets.

Segment Information and Supplemental Analysis

        The following table summarizes financial information of continuing operations for our five business segments for the three months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$57,410	19.3%	$56,700	19.7%
Energy Products	53,160	17.9%	41,020	14.3%
Industrial Specialties	56,210	18.9%	52,850	18.4%
RV & Trailer Products	49,730	16.8%	53,070	18.4%
Recreational Accessories	80,570	27.1%	84,030	29.2%

Total	$297,080	100.0%	$287,670	100.0%

Gross Profit:
Packaging Systems	$16,910	29.5%	$17,450	30.8%
Energy Products	15,500	29.2%	11,790	28.7%
Industrial Specialties	16,520	29.4%	15,590	29.5%
RV & Trailer Products	8,320	16.7%	12,010	22.6%
Recreational Accessories	21,500	26.7%	22,810	27.1%

Total	$78,750	26.5%	$79,650	27.7%

Selling, General and Administrative:
Packaging Systems	$7,800	13.6%	$6,950	12.3%
Energy Products	6,920	13.0%	6,120	14.9%
Industrial Specialties	4,960	8.8%	4,370	8.3%
RV & Trailer Products	6,180	12.4%	5,980	11.3%
Recreational Accessories	15,010	18.6%	15,430	18.4%
Corporate expenses and management fees	7,920	N/A	6,470	N/A

Total	$48,790	16.4%	$45,320	15.8%

Operating Profit:
Packaging Systems	$9,150	15.9%	$10,820	19.1%
Energy Products	8,590	16.2%	5,660	13.8%
Industrial Specialties	11,480	20.4%	11,220	21.2%
RV & Trailer Products	2,060	4.1%	6,010	11.3%
Recreational Accessories	6,490	8.1%	7,360	8.8%
Corporate expenses and management fees	(7,920)	N/A	(20,690)	N/A

Total	$29,850	10.0%	$20,380	7.1%

Adjusted EBITDA:
Packaging Systems	$12,780	22.3%	$14,100	24.9%
Energy Products	9,190	17.3%	6,260	15.3%
Industrial Specialties	12,960	23.1%	12,350	23.4%
RV & Trailer Products	3,940	7.9%	7,840	14.8%
Recreational Accessories	8,860	11.0%	9,680	11.5%
Corporate expenses and management fees	(8,320)	N/A	(21,350)	N/A

Subtotal from continuing operations	39,410	13.3%	28,880	10.0%

Discontinued operations	190	N/A	1,460	N/A

Total company	$39,600	13.3%	$30,340	10.5%

        The following table summarizes financial information of continuing operations for our five business segments for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$111,980	19.4%	$110,450	19.3%
Energy Products	101,960	17.7%	82,600	14.4%
Industrial Specialties	109,680	19.0%	103,440	18.1%
RV & Trailer Products	100,400	17.4%	106,480	18.6%
Recreational Accessories	152,620	26.5%	169,140	29.6%

Total	$576,640	100.0%	$572,110	100.0%

Gross Profit:
Packaging Systems	$32,840	29.3%	$33,690	30.5%
Energy Products	30,030	29.5%	24,410	29.6%
Industrial Specialties	32,360	29.5%	31,040	30.0%
RV & Trailer Products	17,390	17.3%	24,520	23.0%
Recreational Accessories	39,470	25.9%	43,990	26.0%

Total	$152,090	26.4%	$157,650	27.6%

Selling, General and Administrative:
Packaging Systems	$14,880	13.3%	$14,070	12.7%
Energy Products	13,530	13.3%	12,320	14.9%
Industrial Specialties	9,630	8.8%	8,590	8.3%
RV & Trailer Products	12,480	12.4%	11,980	11.3%
Recreational Accessories	30,250	19.8%	31,490	18.6%
Corporate expenses and management fees	13,140	N/A	12,410	N/A

Total	$93,910	16.3%	$90,860	15.9%

Operating Profit:
Packaging Systems	$18,030	16.1%	$19,820	17.9%
Energy Products	16,500	16.2%	12,070	14.6%
Industrial Specialties	22,640	20.6%	22,440	21.7%
RV & Trailer Products	4,810	4.8%	12,470	11.7%
Recreational Accessories	9,120	6.0%	12,500	7.4%
Corporate expenses and management fees	(13,140)	N/A	(26,630)	N/A

Total	$57,960	10.1%	$52,670	9.2%

Adjusted EBITDA:
Packaging Systems	$25,670	22.9%	$26,390	23.9%
Energy Products	17,820	17.5%	13,360	16.2%
Industrial Specialties	25,600	23.3%	24,500	23.7%
RV & Trailer Products	8,470	8.4%	16,360	15.4%
Recreational Accessories	13,910	9.1%	17,420	10.3%
Corporate expenses and management fees	(14,440)	N/A	(28,230)	N/A

Subtotal from continuing operations	77,030	13.4%	69,800	12.2%

Discontinued operations	430	N/A	1,270	N/A

Total company	$77,460	13.4%	$71,070	12.4%

Results of Operations

        The principal factors impacting us during the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007, were:

  •
  strong demand in certain industrial sectors, most notably energy and aerospace, impacting our specialty gasket and engine businesses in the Energy Products operating segment and the aerospace fastener business in our Industrial Specialties operating segment;

  •
  continued declines in end-market demand across most market channels in our Recreational Accessories and RV & Trailer Products operating segments as a result of reduced consumer discretionary spending due to unfavorable economic conditions including higher fuel prices, uncertain credit market and interest rate environment and diminished consumer confidence;

  •
  inflationary increases in raw material prices, most notably for steel and resin, and increases in costs and freight related to foreign-sourced products, which began to impact our businesses in the second quarter of 2008, and for which we are pursuing recovery from our customers via sales price increases or surcharges;

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

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        Overall, net sales increased $9.4 million, or approximately 3.3%, for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007. Of this increase, approximately $4.1 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $0.7 million, or approximately 1.3%, primarily as a result of increases in sales of our closure and specialty dispensing products, which were partially offset by decreases in our laminate and insulation product sales. Net sales within Energy Products increased $12.2 million, or approximately 29.6%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities and our engine business benefited from increased engine orders to complete previously drilled wells. Net sales within Industrial Specialties increased $3.4 million, or approximately 6.4%, due primarily to continued strong demand in our aerospace fastener, industrial cylinder and defense businesses,which was partially offset by declines in sales of our specialty fittings business. Net sales within RV & Trailer Products decreased $3.4 million, or approximately 6.3%, primarily due to reduced sales in our electrical and trailer products businesses due to continued weak end-market demand and the uncertain economic conditions in North America, which were partially offset by increased sales in our Australian business. Recreational Accessories' net sales decreased $3.4 million, or 4.1%, primarily as a result of lower sales in our retail business, partially offset by increases in new product sales in our towing products business.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.5% and 27.7% for the three months ended June 30, 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to 29.5% for the three months ended June 30, 2008, from 30.8% for the three months ended June 30, 2007, due primarily to lower absorption of fixed costs associated with the decrease in laminate and insulation product sales and due to increased steel and resin costs. Energy Products' gross profit margin increased to 29.2% for the three months ended June 30, 2008, from 28.7% for the three months ended June 30, 2007, due to improved operating leverage resulting from the increased demand for specialty gasket and engine products. Gross profit margin within Industrial Specialties remained relatively flat at 29.4% for the three months ended June 30, 2008, compared to 29.5% in the three months ended June 30, 2007, as operating leverage gained in our aerospace business primarily offset a decrease in margin resulting from lower absorption of fixed costs in our specialty fittings business. RV & Trailer Products' gross profit margin decreased to 16.7% for the three months ended June 30, 2008, from 22.6% for the three months ended June 30, 2007, due to a less favorable product sales mix and lower absorption of fixed costs resulting from reduced production volumes to manage inventories to the lower demand levels. Recreational Accessories' gross profit margin decreased to 26.7% for the three months ended June 30, 2008, from 27.1% for the three months ended June 30, 2007, due primarily to lower sales volumes, which were partially offset by the cost savings realized as a result of the closure of the Huntsville, Ontario, Canada facility in the fourth quarter of 2007.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.0% and 7.1% for the three months ended June 30, 2008 and 2007, respectively. Operating profit increased $9.4 million, or 46.5%, to $29.8 million for the quarter ended June 30, 2008, from $20.4 million for the quarter ended June 30, 2007, primarily due to the impact of the use of IPO proceeds in the second quarter of 2007, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems' operating profit margin was 15.9% and 19.1% in the three months ended June 30, 2008 and 2007, respectively. Operating profit decreased $1.7 million, or approximately 15.4%, for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, due to lower sales volumes of our laminate and insulation products, reduced absorption of fixed costs and higher raw material costs including resin, adhesives and foil. Energy Products' operating profit margin was 16.2% and 13.8% for the three months ended June 30, 2008 and 2007, respectively. Operating profit increased $2.9 million, or approximately 51.8%, for the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, due primarily to increased sales volumes in our specialty gasket and engine businesses, which were partially offset by severance and other costs incurred in connection with the separation of the former Group President of this segment. Industrial Specialties' operating profit margin was 20.4% and 21.2% for the three months ended June 30, 2008 and 2007, respectively. Operating profit increased $0.3 million, or approximately 2.3%, for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007, due primarily to higher sales volumes, which were partially offset by lower aborption of fixed costs in our specialty fittings business and severance and other costs incurred in connection with the separation of the former Group President of this segment. RV & Trailer Products' operating profit margin declined to 4.1% for the quarter ended June 30, 2008, from 11.3% for the quarter ended June 30, 2007. Operating profit decreased $3.9 million in the three months ended June 30, 2008, as compared with the three months ended June 30, 2007, due primarily to the sales volume decline, lower absorption of fixed costs between years in our electrical and trailering products businesses and a less favorable product sales mix, which were partially offset by increased sales levels in our Australian business. Recreational Accessories' operating profit margin was 8.1% and 8.8% in the three months ended June 30, 2008 and 2007, respectively. Operating profit decreased $0.9 million in the three months ended June 30, 2008, compared with the three months ended June 30, 2007, primarily due to declines in sales volumes, which were partially offset by cost savings from the Huntsville facility closure in the fourth quarter of 2007 and lower costs associated with reducing our towing products distribution network.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.3% and 10.0% for the three months ended June 30, 2008 and 2007, respectively. Adjusted EBITDA increased $10.5 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase in Adjusted EBITDA is consistent with the change in operating profit between years after consideration of higher net foreign currency transaction losses of $0.6 million in the second quarter of 2008 as compared to the second quarter of 2007, which were offset by approximately $1.4 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007 and $0.3 million of lower costs associated with our accounts receivable securitization facility in the second quarter of 2008 as compared to the second quarter of 2008.

         Packaging Systems.    Net sales increased $0.7 million, or approximately 1.3%, to $57.4 million in the three months ended June 30, 2008, as compared to $56.7 million in the three months ended June 30, 2007. Overall, sales increased approximately $1.6 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products increased approximately $0.3 million and sales of our industrial closures, rings and levers increased approximately $1.3 million in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. These increases in sales were partially offset by decreases in sales of our laminates and insulation products of approximately $2.5 million as a result of lower levels of commercial construction activity.

        Packaging Systems' gross profit decreased approximately $0.5 million to $16.9 million, or 29.5% of sales, in the three months ended June 30, 2008, as compared to $17.4 million, or 30.8% of sales, in the three months ended June 30, 2007. The decrease in gross profit between years is primarily attributed to lower sales volumes in our laminates and insulation products and increased steel and resin costs. These decreases in gross profit were partially offset by favorable currency exchange.

        Packaging Systems' selling, general and administrative expenses increased approximately $0.8 million to $7.8 million, or 13.6% for the three months ended June 30, 2008, as compared to $7.0 million or 12.3% of sales, in the three months ended June 30, 2007. The increase is attributable to compensation and other related expenses incurred to support sales growth initiatives.

        Packaging Systems' operating profit decreased $1.7 million to $9.1 million, or 15.9% of sales, in the three months ended June 30, 2008, as compared to $10.8 million, or 19.1% of sales, in three months ended June 30, 2007, as increased sales of industrial closures, rings and levers and the favorable impact of currency exchange were more than offset by the lower sales volumes in our laminates and insulation products, increases in raw material costs and the expenses incurred to support sales growth initiatives.

        Packaging Systems' Adjusted EBITDA decreased $1.3 million to $12.8 million, or 22.3% of sales, in the three months ended June 30, 2008, as compared to $14.1 million, or 24.9% of sales, in the three months ended June 30, 2007. The decrease in Adjusted EBITDA is consistent with the change in operating profit between years after consideration of increased foreign currency transaction losses of $0.2 million in the second quarter of 2008 as compared to the second quarter of 2007, which were offset by approximately $0.7 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Energy Products.    Net sales for the three months ended June 30, 2008 increased $12.2 million, or 29.6%, to $53.2 million, as compared to $41.0 million in the three months ended June 30, 2007. Sales of specialty gaskets and related fastening hardware increased approximately $3.3 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed engines and compressors and related products increased approximately $8.9 million, primarily due to increased demand for single cylinder engines in both the U.S. and Canadian markets, driven by completion of previously drilled wells and strong demand for new engine builds in advance of emissions law changes which became effective on July 1, 2008.

        Gross profit within Energy Products increased $3.7 million to $15.5 million, or 29.2% of sales, in the three months ended June 30, 2008, as compared to $11.8 million, or 28.7% of sales, in the three months ended June 30, 2007. Gross profit increased approximately $3.5 million primarily as a result of the increased sales levels between years. Additionally, both businesses in this group experienced expansion of gross profit margins as compared to the prior year, primarily resulting from increased operating efficiencies resulting from higher production volumes.

        Selling, general and administrative expenses within Energy Products increased $0.8 million to $6.9 million, or 13.0% of net sales, in the three months ended June 30, 2008, as compared to $6.1 million, or 14.9% of net sales, in the three months ended June 30, 2007. This increase was due to higher compensation and commission expenses in support of our sales growth in base products, investments in compressor and gas processing equipment product lines and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President.

        Overall, operating profit within Energy Products increased $2.9 million to $8.6 million, or 16.2% of sales, in the three months ended June 30, 2008, as compared to $5.7 million, or 13.8% of sales, in the three months ended June 30, 2007, due principally to higher sales volumes, which were partially offset by the impact of investments made in 2008 in support of our sales growth initiatives and costs associated with the separation of the former Group President of this segment.

        Energy Products' Adjusted EBITDA increased $2.9 million to $9.2 million, or 17.3% of sales, in the three months ended June 30, 2008, as compared to $6.3 million, or 15.3% of sales, in the three months ended June 30, 2007, consistent with the improvement in operating profit between years.

         Industrial Specialties.    Net sales for the three months ended June 30, 2008 increased $3.4 million, or 6.4%, to $56.2 million, as compared to $52.8 million in the three months ended June 30, 2007. Net sales increased 7.0% in our aerospace fastener business, as we continued to benefit from market share gains as well as strong overall market demand. Sales in our industrial cylinder business improved by 3.2%, primarily as a result of higher sales of our domestic DOT cylinder. Net sales in our defense business improved by 7.8% as our customer continues to build its inventory of cartridge cases in advance of the relocation of the facility. Our precision cutting tool business' sales declined 1.5% as a result of weakening industrial markets and an inventory rationalization, as our largest customer acquired another significant customer and has since limited its orders to reduce its inventory value on hand. Sales within our specialty fittings business declined approximately 17.6% in the second quarter of 2008 as compared to the second quarter of 2007 due to weak domestic automotive market demand. Finally, this segment benefited from approximately $2.0 million of sales in our medical device business, which was acquired in the third quarter of 2007.

        Gross profit within Industrial Specialties increased $0.9 million to $16.5 million, or 29.4% of sales, in the three months ended June 30, 2008, from $15.6 million, or 29.5% of sales, in the three months ended June 30, 2007. This increase in gross profit was primarily a result of the increase in sales levels between years and improved material margins in our industrial cylinder business, which were partially offset by increased operating costs in our specialty fittings business, due primarily to lower absorption of fixed costs as a result of lower production and sales levels.

        Selling, general and administrative expenses increased $0.6 million to $5.0 million, or 8.8% of sales, in the three months ended June 30, 2008, as compared to $4.4 million, or 8.3% of sales, in the three months ended June 30, 2007, primarily due to the acquisition of our medical device business in the third quarter of 2007 and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President.

        Operating profit improved by $0.3 million to $11.5 million for the three months ended June 30, 2008 as compared to $11.2 million in the second quarter of 2007. This increase relates to the benefit of higher sales levels between years, but was partially offset by lower absorption of fixed costs, primarily in our specialty fittings business, and increased selling and general and administrative expenses, primarily related to our newly acquired medical device business and costs associated with the separation of the former Group President.

        Industrial Specialties' Adjusted EBITDA increased $0.6 million to $13.0 million, or 23.1% of sales, in the three months ended June 30, 2008, as compared to $12.4 million, or 23.4% of sales, in the three months ended June 30, 2007. After consideration of approximately $0.3 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

         RV & Trailer Products.    Net sales decreased $3.4 million to $49.7 million for the three months ended June 30, 2008, as compared to $53.1 million for the three months ended June 30, 2007. Net sales were favorably impacted by approximately $2.4 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, this segment benefited from increased sales in our legacy Australian business and from our Parkside Towbars acquisition,which was completed in the first quarter of 2008. However, these increases were more than offset by a decline in North American sales of approximately $7 million as a result of decreased demand in our end markets due to the current uncertain economic conditions, pricing pressure across certain of the markets served by our trailer products business, and reduced demand for our electrical products, primarily within the RV distributor and automotive OEM customer bases.

        RV & Trailer Products' gross profit decreased $3.7 million to $8.3 million, or 16.7% of sales, for the three months ended June 30, 2008, from approximately $12.0 million, or 22.6% of sales, in the three months ended June 30, 2007. Of the decline in gross profit between years, $0.9 million is attributed to the decline in sales between periods. The remaining decrease in gross profit is due operating inefficiencies and higher operating costs due to lower absorption of fixed costs to manage inventories to the lower demand levels and a less favorable product sales mix, as our more profitable electrical products comprise a lower percentage of overall sales.

        Selling, general and administrative expenses increased $0.2 million to $6.2 million, or 12.4% of sales, in the three months ended June 30, 2008, as compared to $6.0 million, or 11.3% of sales, in the three months ended June 30, 2007, due primarily to an increase of $0.5 million in spending related to growth initiatives within our Australian business, including our acquisition of the Parkside Towbars business, which were partially offset by approximately $0.3 million of reductions in the North American fixed and discretionary spending in response to reduced demand for our trailer and electrical products.

        RV & Trailer Products' operating profit declined $3.9 million, to approximately $2.1 million, or 4.1% of sales, in the three months ended June 30, 2008, from $6.0 million, or 11.3% of net sales, in the three months ended June 30, 2007. Increases in sales and profit in our Australian business, including Parkside Towbars, were more than offset by the sales volume decline and lower absorption of fixed costs in our trailer and electrical products businesses and a less favorable product sales mix.

        RV & Trailer Products' Adjusted EBITDA decreased $3.9 million to $3.9 million, or 7.9% of sales, for the three months ended June 30, 2008, from $7.8 million, or 14.8% of sales, for the three months ended June 30, 2007. The decrease in Adjusted EBITDA was consistent with the change in operating profit between years after consideration of higher foreign currency transaction losses of $0.2 million in the second quarter of 2008 as compared to the second quarter of 2007, which were offset by approximately $0.2 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Recreational Accessories.    Recreational Accessories' net sales decreased $3.4 million to $80.6 million for the three months ended June 30, 2008, from $84.0 million in the three months ended June 30, 2007. Sales within our towing products business increased approximately $1.3 million in the second quarter of 2008 as compared to the second quarter of 2007, as increases in sales of new products more than offset declines in sales in the installer, distributor and original equipment channels, which lagged historical sales levels as a result of continued weak end-market demand. These increases were more than offset by an approximate $4.7 million decrease in sales in our retail business due primarily to the reduced end market demand and reductions in promotional sales programs with certain customers.

        Gross profit within Recreational Accessories decreased $1.3 million to $21.5 million, or 26.7% of sales, for the three months ended June 30, 2008, as compared to $22.8 million, or 27.1% of sales, for the three months ended June 30, 2007. The decline in gross profit is related to the decrease in sales between periods, which was partially offset by cost savings realized as a result of the closure of the Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007.

        Recreational Accessories' selling, general and administrative expenses decreased $0.4 million to $15.0 million, or 18.6% of sales, for the three months ended June 30, 2008, from $15.4 million, or 18.4% of sales, in the three months ended June 30, 2007. The decrease between years was due primarily to reductions in selling and distribution expenses in our towing business as a result of further consolidation of warehouses, lower discretionary spending corresponding with the decline in sales from historical levels in the installer and distributor channels and lower promotional spending in our retail business.

        Recreational Accessories' operating profit decreased $0.9 million to approximately $6.5 million, or 8.1% of sales, in the three months ended June 30, 2008, from $7.4 million, or 8.8% of sales, in the three months ended June 30, 2007. The decrease in operating profit is as a result of the decline in sales, which was partially offset by cost savings due to the closure of the Huntsville facility, lower costs due to the further consolidation of the distribution network within our towing products business and lower discretionary spending in both our towing products and retail businesses corresponding with the decline in sales in certain end-markets.

        Recreational Accessories' Adjusted EBITDA decreased $0.8 million to $8.9 million, or 11.0% of sales, for the three months ended June 30, 2008, from $9.7 million, or 11.5% of sales, for the three months ended June 30, 2007, consistent with the decline in operating profit between years.

         Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended June 30,
	2008	2007
	(in millions)
Corporate operating expenses	$3.3	$3.2
Employee costs and related benefits	4.6	2.2
Costs for early termination of operating leases	—	4.2
Management fees and expenses	—	11.1

Corporate expenses and management fees—operating profit	$7.9	$20.7
Receivables sales and securitization expenses	0.6	0.9
Depreciation	—	—
Other, net	(0.2)	(0.3)

Corporate expenses and management fees—Adjusted EBITDA	$8.3	$21.3

        Corporate expenses and management fees decreased approximately $12.8 million to $7.9 million for the three months ended June 30, 2008, from $20.7 million for the three months ended June 30, 2007. The decrease between years is primarily attributed to the impact of the use of IPO proceeds in the second quarter of 2007, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. These decreases were partially offset by approximately $1.6 million of severance and other costs incurred in connection with our corporate office restructuring in the second quarter of 2008 and an increase in restricted stock and stock option compensation expense in the second quarter of 2008 as compared to the second quarter of 2007 of approximately $0.6 million.

         Interest Expense.    Interest expense, including debt extinguishment costs, decreased approximately $11.9 million, to $13.9 million, for the three months ended June 30, 2008, as compared to $25.8 million for the three months ended June 30, 2007. Debt extinguishment costs of $7.4 million were incurred in connection with the retirement of $100.0 million face value of senior subordinated notes in June 2007. In addition, the Company incurred approximately $2.5 million less in interest expense in the three months ended June 30, 2008 than in the three months ended June 30, 2007 due to aforementioned retirement of the $100.0 million senior subordinated notes in June 2007 in connection with the use of IPO proceeds. The remainder of the decrease is primarily the result of a decrease in our weighted average interest rate on variable rate U.S. borrowings to approximately 5.2% during the second quarter 2008, from approximately 8.1% during the second quarter of 2007. Weighted-average U.S. borrowings increased from approximately $292.3 million in the three months ended June 30, 2007 to approximately $298.5 million in the three months ended June 30, 2008.

         Other Expense, Net.    Other expense, net increased approximately $0.2 million to $1.3 million for the three months ended June 30, 2008, from $1.1 million for the three months ended June 30, 2007. In the three months ended June 30, 2008, we incurred approximately $0.6 million of expenses in connection with the use of our receivables securitization facility, and experienced approximately $0.6 million of losses on transactions denominated in foreign currencies. In three months ended June 30, 2007, we incurred approximately $0.9 million of expenses in connection with the use of our receivables securitization facility and $0.1 million of losses on transactions denominated in foreign currencies.

         Income Taxes.    The effective income tax rates for the three months ended June 30, 2008 and 2007 were 36% and 37%, respectively. In the quarter ended June 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $9.8 million and $4.8 million, respectively. In the quarter ended June 30, 2007, the Company reported a domestic loss of approximately $10.5 million and foreign pre-tax income of approximately $4.0 million.

         Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, and our N.I. Industries property management line of business through June 30, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Income from discontinued operations, net of income tax expense, was $0.1 million and $0.9 million for the three months ended June 30, 2008 and June 30, 2007, respectively. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        Overall, net sales increased $4.5 million, or approximately 0.8%, for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007. Of this increase, approximately $8.4 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $1.5 million, or approximately 1.4%, primarily as a result of an increase in sales of our specialty dispensing products and new product sales, as well increases in sales of industrial closures, rings and levers, which were partially offset by reduced sales of laminate and insulation products. Net sales within Energy Products increased $19.4 million, or approximately 23.4%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities and our engine business benefited from completion of previously drilled wells. Net sales within Industrial Specialties increased $6.3 million, or approximately 6.0%, due primarily to continued strong demand in our aerospace fastener business, as well as due to the acquisition of our medical device business in August 2007. Net sales within RV & Trailer Products decreased $6.1 million, or approximately 5.7%, as this segment experienced reduced sales in its trailer and electrical products businesses due principally to weak market demand and downward market pricing pressures, which were partially offset by increased sales in our Australian business, including our acquisition of Parkside Towbars in January 2008. Recreational Accessories' net sales decreased $16.5 million, or 9.8%, due to continued soft demand in our installer and distributor customer groups in our towing business and as a result of certain 2007 promotional programs and one-time pipeline fills in our retail business that did not recur in 2008.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.4% and 27.6% for the six months ended June 30, 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to 29.3% for the six months ended June 30, 2008, from 30.5% for the six months ended June 30, 2007, as this segment's margin was unfavorably impacted by lower sales volumes in our laminates and insulation products and increased raw material costs. Energy Products' gross profit margin remained relatively flat at 29.5% for the six months ended June 30, 2008, compared to 29.6% for the six months ended June 30, 2007, as the incremental operating leverage from the increased sales demand offset certain costs in 2008 to move one of our specialty gasket branches to a new location. Gross profit margin within Industrial Specialties decreased to 29.5% for the six months ended June 30, 2008, from 30.0% in the six months ended June 30, 2007, as the benefits of improved operating leverage in our aerospace business was more than offset by higher operating costs in our specialty fittings business due to lower absorption of fixed costs due to reduced demand. RV & Trailer Products' gross profit margin decreased to 17.3% for the six months ended June 30, 2008, from 23.0% for the six months ended June 30, 2007, due to weak end-market demand in our trailer and electrical products businesses and a less favorable product sales mix. Recreational Accessories' gross profit margin remained relatively flat at 25.9% for the six months ended June 30, 2008, compared to 26.0% for the six months ended June 30, 2007, due primarily to cost savings from the closure of our Huntsville, Ontario, Canada facility in the fourth quarter of 2007 effectively offsetting decreased operating leverage resulting from reduced sales in our towing products and retail businesses.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.1% and 9.2% for the six months ended June 30, 2008 and 2007, respectively. Operating profit increased $5.3 million, or 10.0%, to $58.0 million for the quarter ended June 30, 2008, from $52.7 million for the six months ended June 30, 2007. Offsetting this increase in operating profit margin is the impact of the use of IPO proceeds in 2007, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems' operating profit margin was 16.1% and 17.9% for the six months ended June 30, 2008 and 2007, respectively. Operating profit decreased $1.8 million, or approximately 9.0%, for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, as the favorable impact of increases in sales of our specialty dispensing products and industrial closures, rings and levers was more than offset by lower sales of our laminates and insulation products and increased raw material costs. Energy Products' operating profit margin was 16.2% and 14.6% for the six months ended June 30, 2008 and 2007, respectively. Operating profit increased $4.4 million, or approximately 36.7%, for the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, as a result of increased sales levels in our specialty gasket and engine businesses, which were partially offset by investments in 2008 in support of sales growth initiatives and costs associated with the separation of the formers Group President of this segment. Industrial Specialties' operating profit margin was 20.6% and 21.7% for the six months ended June 30, 2008 and 2007, respectively. Operating profit increased

$0.2 million, or approximately 0.9%, for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007, due primarily to increased sales volumes between years, which was partially offset by lower absorption of fixed costs in our specialty fittings business, costs related to our medical device business acquired in the third quarter of 2007 and costs associated with the separation of the former Group President of this segment. RV & Trailer Products' operating profit margin declined to 4.8% for the six months ended June 30, 2008, from 11.7% for the six months ended June 30, 2007. Operating profit decreased $7.7 million in the six months ended June 30, 2008, as compared with the six months ended June 30, 2007, due primarily to the sales volume decline between years, a less favorable product sales mix and lower absorption of fixed costs in our trailer and electrical businesses. Recreational Accessories' operating profit margin was 6.0% and 7.4% in the six months ended June 30, 2008 and 2007, respectively. Operating profit decreased $3.4 million in the six months ended June 30, 2008, compared with the six months ended June 30, 2007, primarily due to the decline in sales, which was partially offset by cost savings from the closure of our Huntsville, Ontario, Canada facility in the fourth quarter of 2007 and lower discretionary spending in response to the decline in sales.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.4% and 12.2% for the six months ended June 30, 2008 and 2007, respectively. Adjusted EBITDA increased $7.2 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. The increase in Adjusted EBITDA is consistent with the change in operating profit between years after consideration of higher foreign currency transaction losses of $0.5 million in the first half of 2008 as compared to the first half of 2007 and approximately $2.2 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Packaging Systems.    Net sales increased $1.5 million, or approximately 1.4%, to $112.0 million in the six months ended June 30, 2008, as compared to $110.5 million in the six months ended June 30, 2007. Overall, sales increased approximately $3.4 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products and new product introductions increased by approximately $0.7 million and sales of our industrial closures, rings and levers increased by approximately $1.3 million in the six months ended June 30, 2008 compared to the six months ended June 30, 2007, and included pricing increases to recover higher steel and resin costs. These increases in sales were partially offset by decreases in sales of our laminates and insulation products of approximately $3.9 million as a result of lower levels of commercial construction activity.

        Packaging Systems' gross profit decreased approximately $0.9 million to $32.8 million, or 29.3% of sales, in the six months ended June 30, 2008, as compared to $33.7 million, or 30.5% of sales, in the six months ended June 30, 2007. The decrease in gross profit between years is primarily attributed to lower sales volumes in our laminates and insulation products and increased steel and resin costs. These decreases in gross profit were partially offset by favorable currency exchange.

        Packaging Systems' selling, general and administrative expenses increased approximately $0.8 million to $14.9 million, or 13.3% of sales, for the six months ended June 30, 2008, as compared to $14.1 million, or 12.7% of sales, in the six months ended June 30, 2007. The increase is primarily as a result of compensation and other related expenses incurred supporting support of sales growth initiatives.

        Packaging Systems' operating profit decreased $1.8 million to $18.0 million, or 16.1% of sales, in the six months ended June 30, 2008, as compared to $19.8 million, or 17.9% of sales, in six months ended June 30, 2007, as sales increases of our specialty dispensing products, new product introductions and industrial closures, rings and levers, along with favorable currency exchange were more than offset by the lower sales volumes in our laminate and insulation products and increased raw material costs.

        Packaging Systems' Adjusted EBITDA decreased $0.7 million to $25.7 million, or 22.9% of sales, in the six months ended June 30, 2008, as compared to $26.4 million, or 23.9% of sales, in the six months ended June 30, 2007. After consideration of approximately $1.2 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

         Energy Products.    Net sales for the six months ended June 30, 2008 increased $19.4 million, or 23.4%, to $102.0 million, as compared to $82.6 million in the six months ended June 30, 2007. Sales of specialty gaskets and related fastening hardware increased approximately $7.3 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed engines and compressors and related products increased approximately $12.1 million, primarily due to increased single cylinder engine demand in both the U.S. and Canadian markets, driven by completion of previously drilled wells and heavy demand in advance of emissions law changes which were effective on July 1, 2008.

        Gross profit within Energy Products increased $5.6 million to $30.0 million, or 29.5% of sales, in the six months ended June 30, 2008, as compared to $24.4 million, or 29.6% of sales, in the six months ended June 30, 2007. The increase in gross profit is primarily as a result of the increase in sales levels between years. This volume-related increase was partially offset by increased costs associated with the move to a new location for one of our specialty gasket branches and costs related thereto.

        Selling, general and administrative expenses within Energy Products increased $1.2 million to $13.5 million, or 13.3% of net sales, in the six months ended June 30, 2008, as compared to $12.3 million, or 14.9% of net sales, in the six months ended June 30, 2007. This increase was due to increased compensation and commission expenses in support of our sales growth, investments in compressor and gas processing equipment product lines and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President.

        Overall, operating profit within Energy Products increased $4.4 million to $16.5 million, or 16.2% of sales, in the six months ended June 30, 2008, as compared to $12.1 million, or 14.6% of sales, in the six months ended June 30, 2007, due principally to higher sales volumes, which were partially offset by the impact of investments made in 2008 in support of our sales growth initiatives and costs associated with the separation of the former Group President.

        Energy Products' Adjusted EBITDA increased $4.4 million to $17.8 million, or 17.5% of sales, in the six months ended June 30, 2008, as compared to $13.4 million, or 16.2% of sales, in the six months ended June 30, 2007, consistent with the improvement in operating profit between years.

         Industrial Specialties.    Net sales for the six months ended June 30, 2008 increased $6.3 million, or 6.0%, to $109.7 million, as compared to $103.4 million in the six months ended June 30, 2007. Net sales increased 10.1% in our aerospace fastener business, as we continued to benefit from market share gains as well as strong overall market demand. Sales in our industrial cylinder business improved by 2.1% due to increases in sales of our exported ISO cylinder. Net sales in our defense business declined by 16.9% as the quantity of cartridge cases purchased by our customer declined on a year to date basis in 2008 versus 2007. The precision cutting tool businesses were able to hold its sales essentially flat compared to the prior year despite the weak industrial markets that it serves. Sales within our specialty fittings business declined approximately 13.8% due to weak domestic automotive market demand. Finally, this segment benefited from approximately $4.9 million of sales from our medical device business, which was acquired in the third quarter of 2007.

        Gross profit within Industrial Specialties increased $1.4 million to $32.4 million, or 29.5% of sales, in the six months ended June 30, 2008, from $31.0 million, or 30.0% of sales, in the six months ended June 30, 2007. Gross profit increased approximately $1.9 million as a result of the increase in sales levels between years. This increase in gross profit was partially offset by increased operating costs in our specialty fittings business, due primarily to lower absorption of fixed costs as a result of lower production and sales levels.

        Selling, general and administrative expenses increased $1.0 million to $9.6 million, or 8.8% of sales, in the six months ended June 30, 2008, as compared to $8.6 million, or 8.3% of sales, in the six months ended June 30, 2007, primarily due to the acquisition of our medical device business in the third quarter of 2007 and and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President.

        Operating profit increased $0.2 million to $22.6 million, or 20.6% of sales, for the six months ended June 30, 2008 as compared to $22.4 million, or 21.7% of sales, in the six months ended June 30, 2007. This increase relates to the benefit of higher sales levels between years, which was partially offset by lower absorption of fixed costs in our specialty fittings business, and increased selling and general and administrative expenses, primarily related to our newly acquired medical device business in the third quarter of 2007 and costs associated with the separation of the former Group President.

        Industrial Specialties' Adjusted EBITDA increased $1.1 million to $25.6 million, or 23.3% of sales, in the six months ended June 30, 2008, as compared to $24.5 million, or 23.7% of sales, in the six months ended June 30, 2007. After consideration of approximately $0.9 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

         RV & Trailer Products.    Net sales decreased $6.1 million to $100.4 million for the six months ended June 30, 2008, as compared to $106.5 million for the six months ended June 30, 2007. Net sales were favorably impacted by approximately $4.6 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, this segment benefited from increased sales in our legacy Australian business and from our Parkside Towbars acquisition, which was completed in the first quarter of 2008. However, these increases were more than offset by a decline in North American sales of approximately $14 million as a result of continued weak demand in our end markets due to the current uncertain economic conditions, pricing pressure across end markets served by our trailer products business, and reduced demand for our electrical products, primarily within the RV distributor, horse and livestock and automotive OEM channels.

        RV & Trailer Products' gross profit decreased $7.1 million to $17.4 million, or 17.3% of sales, for the six months ended June 30, 2008, from approximately $24.5 million, or 23.0% of sales, in the six months ended June 30, 2007. The decrease in gross profit is primarily due to the decrease in sales, operating inefficiencies and higher operating costs due to lower absorption of fixed costs to manage inventories in response to lower demand levels, and a less favorable product sales mix, as our more profitable electrical products comprised a lower percentage of overall sales. These decreases were partially offset by favorable currency exchange as a result of a stronger Australian dollar.

        Selling, general and administrative expenses increased $0.5 million to $12.5 million, or 12.4% of sales, in the six months ended June 30, 2008, as compared to $12.0 million, or 11.3% of sales, in the six months ended June 30, 2007, due primarily to an increase of $1.2 million in spending related to growth initiatives within our Australian business, including our recently acquired Parkside Towbars business, which were partially offset by reductions in the North American fixed and discretionary spending in response to the difficult market conditions and reduced demand for our trailer and electrical products.

        RV & Trailer Products' operating profit declined $7.7 million, to approximately $4.8 million, or 4.8% of sales, in the six months ended June 30, 2008, from $12.5 million, or 11.7% of net sales, in the six months ended June 30, 2007. Increases in sales and operating profit in our Australian business, including Parkside Towbars, were more than offset by the overall sales volume decline, lower absorption of fixed costs in our trailer and electrical products businesses and a less favorable product sales mix.

        RV & Trailer Products' Adjusted EBITDA decreased $7.9 million to $8.5 million, or 8.4% of sales, for the six months ended June 30, 2008, from $16.4 million, or 15.4% of sales, for the six months ended June 30, 2007. The decrease in Adjusted EBITDA is consistent with the change in operating profit between years after consideration of increased foreign currency transaction losses of $0.6 million in the second quarter of 2008 as compared to the second quarter of 2007, which were offset by approximately $0.3 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Recreational Accessories.    Recreational Accessories' net sales decreased $16.5 million to $152.6 million for the six months ended June 30, 2008, from $169.1 million in the six months ended June 30, 2007. Sales within our towing products business decreased approximately $1.6 million in the first two quarters of 2008 as compared to the first two quarters of 2007, as increases in sales of new products were more than offset by declines in sales in the installer, distributor and original equipment channels, as a result of continued weak end-market demand stemming from uncertain economic conditions. Sales in our retail business declined $14.9 million in the first two quarters of 2008 as compared to the first two quarters of 2007 due to the combination of lower sales volumes as a result of uncertain economic conditions and as a result of changes in certain promotional programs and one-time pipeline fills that did not recur in 2008.

        Gross profit within Recreational Accessories decreased $4.5 million to $39.5 million, or 25.9% of sales, for the six months ended June 30, 2008, as compared to $44.0 million, or 26.0% of sales, for the six months ended June 30, 2007. The decrease in gross profit resulted primarily from the decrease in sales year-over-year. However, this segment was able to maintain its gross profit as a percentage of sales as a result of cost savings realized as a result of the closure of the Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007.

        Recreational Accessories' selling, general and administrative expenses decreased by $1.2 million to $30.3 million, or 19.8% of sales, for the six months ended June 30, 2008, as compared to $31.5 million, or 18.6% of sales, for the six months ended June 30, 2007, due primarily to reductions in selling and distribution expenses in our towing business as a result of further consolidation of warehouses and lower discretionary spending in response to the decline in sales.

        Recreational Accessories' operating profit decreased $3.4 million to approximately $9.1 million, or 6.0% of sales, in the six months ended June 30, 2008, from $12.5 million, or 7.4% of sales, in the six months ended June 30, 2007. The decrease in operating profit is as a result of the decline in sales, which was partially offset by cost savings due to the closure of the Huntsville facility, lower costs due to the further consolidation of the distribution network within our towing products business and continued lower discretionary spending in both our towing products and retail businesses in response to the decline in sales in certain end-markets.

        Recreational Accessories' Adjusted EBITDA decreased $3.5 million to $13.9 million, or 9.1% of sales, for the six months ended June 30, 2008, from $17.4 million, or 10.3% of sales, for the six months ended June 30, 2007, consistent with the change in operating profit between years.

         Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended June 30,
	2008	2007
	(in millions)
Corporate operating expenses	$6.2	$5.8
Employee costs and related benefits	6.9	4.5
Costs for early termination of operating leases	—	4.2
Management fees and expenses	—	12.1

Corporate expenses and management fees—operating profit	$13.1	$26.6
Receivables sales and securitization expenses	1.6	1.9
Depreciation	(0.1)	(0.1)
Other, net	(0.2)	(0.2)

Corporate expenses and management fees—Adjusted EBITDA	$14.4	$28.2

        Corporate expenses and management fees decreased approximately $13.5 million to $13.1 million for the six months ended June 30, 2008, from $26.6 million for the six months ended June 30, 2007. The decrease between years is primarily attributed to the impact of the use of IPO proceeds in 2007, including payment of a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement termination fee and $4.2 million of costs and expenses related to the early termination of operating leases. These decreases were partially offset by approximately $1.6 million of severance and other costs incurred in connection with our corporate office restructuring in the second quarter of 2008 and an increase in restricted stock and stock option compensation expense in the first six months of 2008 as compared to the first six months of 2007 of approximately $0.8 million.

         Interest Expense.    Interest expense, including debt extinguishment costs, decreased approximately $16.0 million, to $28.6 million, for the six months ended June 30, 2008, as compared to $44.6 million for the six months ended June 30, 2007. Debt extinguishment costs of $7.4 million were incurred in connection with the retirement of $100.0 million face value of senior subordinated notes in June 2007. In addition, the Company incurred approximately $4.9 million less in interest expense in the six months ended June 30, 2008 than in the six months ended June 30, 2007 due to aforementioned retirement of the $100.0 million senior subordinated notes in June 2007 in connection with the use of IPO proceeds. The remainder of the decrease is primarily the result of a decrease in our weighted average interest rate on variable rate U.S. borrowings to approximately 5.6% during the first half of 2008, from approximately 8.1% during the first half of 2007. Weighted-average U.S. borrowings increased from approximately $300.0 million in the six months ended June 30, 2007 to approximately $305.5 million in the six months ended June 30, 2008.

         Other Expense, Net.    Other expense, net increased approximately $0.3 million to $2.5 million for the six months ended June 30, 2008, from $2.2 million for the six months ended June 30, 2007. In the first six months of 2008, we incurred approximately $1.5 million of expenses in connection with the use of our receivables securitization facility, and experienced approximately $0.6 million of losses on transactions denominated in foreign currencies. In the first six months of 2007, we incurred approximately $1.9 million of expenses in connection with the use of our receivables securitization facility and $0.1 million of losses on transactions denominated in foreign currencies.

         Income Taxes.    The effective income tax rates for the six months ended June 30, 2008 and 2007 were 36% and 37%, respectively. In the six months ended June 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $17.1 million and $9.7 million, respectively. In the six months ended June 30, 2007, the Company reported a domestic pre-tax loss of approximately $2.6 million and foreign pre-tax income of approximately $8.4 million, respectively.

         Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, and our N.I. Industries property management line of business through June 30, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Income from discontinued operations, net of income tax expense, was $0.2 million for each of the six months ended June 30, 2008 and June 30, 2007, respectively. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the six months ended June 30, 2008 was approximately $23.3 million as compared to $25.9 million for the six months ended June 30, 2007. The change between years is due to the increase in net income, which was more than offset by the reduction in net proceeds from the receivable securitization facility.

        Net cash used for investing activities for the six months ended June 30, 2008 was approximately $19.4 million as compared to $39.0 million for the six months ended June 30, 2007. During the first six months of 2008, we incurred approximately $2.7 million for the acquisition of Parkside Towbars, net of cash acquired, and approximately $3.5 million in additional purchase price paid in connection with earn-out clauses related to prior year acquisitions. In 2007, using proceeds from our initial public offering, we purchased approximately $17.1 million of machinery and equipment subject to operating leases. In addition, also in 2007, we paid approximately $12.9 million for certain machinery and equipment subject to operating leases in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was sold in February 2007. Capital expenditures were relatively flat year-over year at $13.5 million in the first half of 2008 versus $14.9 million in the first half of 2007.

        Net cash used for financing activities was approximately $1.8 million for the six months ended June 30, 2008, as compared to net cash provided by financing activities of approximately $12.2 million for the six months ended June 30, 2007. During the second quarter 2008 the net cash used represents repayment of borrowings under our existing credit facilities. During the second quarter of 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million. We used these net proceeds, along with cash on hand and revolving credit borrowings, to retire $100.0 million face value of senior subordinated notes and fund the related $4.9 million call premium, to fund the $10 million advisory services agreement termination fee and for the payment to early terminate operating leases and acquire the underlying machinery and equipment. In addition, during the second quarter of 2007, we repaid approximately $14.3 million of borrowings under our existing credit facilities.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility, of which $255.5 million was outstanding at June 30, 2008. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.25 to 1.00 for October 1, 2007 to June 30, 2008, 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.25 to 1.00 at June 30, 2008 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net income, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on June 30, 2008, for the twelve month period ended June 30, 2008.

	Year Ended December 31, 2007	Less: Six Months Ended June 30, 2007	Add: Six Months Ended June 30, 2008	Twelve Months Ended June 30, 2008
	(dollars in thousands)
Net income (loss), as reported	$(158,430)	$3,860	$17,320	$(144,970)
Bank stipulated adjustments:
Interest expense, net (as defined)	68,310	37,200	28,690	59,800
Income tax expense (benefit)(1)	(10,410)	3,150	9,750	(3,810)
Depreciation and amortization	41,350	19,460	21,700	43,590
Extraordinary non-cash charges(2)	178,450	—	—	178,450
Heartland monitoring fee and expenses(3)	12,000	12,000	—	—
Interest equivalent costs(4)	4,230	2,060	1,480	3,650
Non-cash expenses related to stock option grants(5)	570	120	880	1,330
Other non-cash expenses or losses	4,450	1,040	2,130	5,540
Losses on early termination of operating leases from net proceeds of an IPO	4,230	4,230	—	—
Non-recurring expenses or costs for cost savings projects(6)	6,630	370	2,190	8,450
Permitted dispositions(7)	240	(300)	140	680
Permitted acquisitions(8)	2,550	2,490	40	100
Debt extinguishment costs(9)	7,440	7,440	—	—

Consolidated Bank EBITDA, as defined	$161,610	$93,120	$84,320	$152,810

	June 30, 2008
	(dollars in thousands)
Total long-term debt	$616,400
Aggregate funding under the receivables securitization facility	32,980

Total Consolidated Indebtedness, as defined	$649,380

Consolidated Bank EBITDA, as defined	$152,810
Actual leverage ratio	4.25	x

Covenant requirement	5.25	x

(1)
Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)
Non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(3)
Represents management fees and expenses paid to Heartland pursuant to the former Advisory Services Agreement and Advisory Services Agreement termination.

(4)
Interest-equivalent costs associated with the use of Company's receivables securitization facility.

(5)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(6)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $50,000,000 in the aggregate

(7)
EBITDA from permitted dispositions, as defined.

(8)
EBITDA from permitted acquisitions, as defined.

(9)
Includes approximately $4.9 million call premium, $2.3 million write-off of debt issue costs and $0.3 million accretion of net discount, all incurred in connection with the retirement of $100.0 million face value of our senior subordinated notes in the second quarter of 2007.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $2.7 million outstanding at June 30, 2008) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $25 million Australian dollars (approximately $20.6 million outstanding at June 30, 2008) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. Additionally, in Mexico, the Company's subsidiary is party to an unsecured loan with a bank in the amount of 5.0 million pesos (approximately $0.5 million outstanding at June 30, 2008) which matures on July 3, 2008. As of June 30, 2008, total borrowings in the amount of $23.8 million were outstanding under these arrangements.

        Another important source of liquidity is our $90.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2008, we had $33.0 million utilized under our accounts receivable facility and $27.0 million of available funding based on eligible receivables and after consideration of leverage restrictions. At June 30, 2008, we had no balance outstanding under our revolving credit facility and had an additional $116.9 million potentially available after giving effect to approximately $33.1 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At June 30, 2008, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $143.9 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 10, "Long-term Debt," to the accompanying consolidated financial statements as of June 30, 2008. Based on amounts outstanding at June 30, 2008, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.8 million annually.

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

  Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On May 23, 2007, following our initial public offering, Standard & Poor's upgraded our credit facilities, corporate credit and senior subordinated notes ratings to BB-, B+ and B-, respectively, from B+, B and CCC+, respectively, each with a stable outlook. These ratings remain in place as of June 30, 2008. As of June 30, 2008, Moody's has assigned our credit facilities, corporate credit and senior subordinated notes ratings of Ba2, B2 and B3, respectively, each with a stable outlook. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. In connection with the consummation of our intial public offering in May 2007 and the use of proceeds therefrom, the applicable margin on all loans under our amended and restated credit agreement were reduced by 0.5% per annum based on the ratings assigned to our credit facilities by Standard & Poor's being and remaining at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's being and remaining at B1 (stable) or better,.

Off-Balance Sheet Arrangements

        We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $90.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At June 30, 2008, we had $33.0 million utilized and $27.0 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, and to account for such non-controlling interests as a separate component of stockholder's equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008. However, the presentation and disclosure requirements are required to be retrospectively applied to comparative financial statements. There is no impact on our current consolidated financial statements as a result of this pronouncement.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." There is no impact our current consolidated financial statements as a result of this pronouncement.

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

         Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.0 million at June 30, 2008. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        The Company's accounting policy was to conduct the annual impairment test as of December 31st, with the most recent annual impairment test completed as of December 31, 2007. Effective in the second quarter of 2008, the Company changed its accounting policy to conduct the annual impairment test as of October 1st, with the testing to be conducted during the fourth quarter of each year. This change is preferable as it provides the Company additional time to complete the required testing and evaluate the results prior to the yearend closing and reporting activities and better enables the Company to comply with required reporting dates as an accelerated filer. The change in impairment test dates had no impact on the Company's financial results or financial position for any period presented.

        Goodwill is evaluated for impairment annually using management's operating budget and internal five-year forecast to estimate expected future cash flows. Discounting future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control. At December 31, 2007, fair values of our reporting units were determined based upon the expected future cash flows discounted at weighted average costs of capital ranging from 11% – 17% and estimated residual growth rates ranging from 1% to 4%.

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

Evaluation of disclosure controls and procedures

        As of June 30, 2008, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of June 30, 2008, we were a party to approximately 817 pending cases involving an aggregate of approximately 7,704 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable period:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims setttled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Six months ended June 30, 2008	9,544	415	2,208	47	$2,509	$2,161,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,704 claims pending at June 30, 2008, 174 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 141 of the 174 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages) , 31 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and two sought over $10.0 million (which includes compensatory and punitive damages) . Solely with respect to compensatory damages, 145 of the 174 claims sought between $50,000 and

$600,000, 27 sought between $1.0 million and $5.0 million and two sought over $5.0 million. Solely with respect to punitive damages, 142 of the 174 claims sought between $0 and $2.5 million, 31 sought between $2.5 and $5.0 million and one sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our 2008 Annual Meeting of Shareholders on May 2, 2008. At the annual meeting, the shareholders voted on the following proposals:

  1.
  The election of the nominees for the Board of Directors who will serve a term to expire at the 2011 Annual Meeting of Shareholders. The nominees Brian P. Campbell, Richard M. Gabrys and Eugene A. Miller were elected by a vote of the shareholders as follows:

	For	Withhold
Brian P. Campbell	30,605,819	117,789
Richard M. Gabrys	30,483,384	240,224
Eugene A. Miller	30,096,707	626,901
  2.
  A proposal to ratify the appointment of KPMG LLP as independent registered public accounting firm for the Company for fiscal year 2008. The proposal was approved by a vote of shareholders as follows:

For	Against	Abstain
30,462,326	258,711	2,571
  3.
  A proposal to approve the ratification of increase of shares reserved for issuance under the TriMas Corporation 2006 Long Term Equity Incentive Plan. The proposal was approved by a vote of shareholders as follows:

For	Against	Abstain	Broker non-votes
23,288,099	5,097,201	588	2,337,720

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1	(b)***	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	(b)***	Second Amended and Restated By-laws of TriMas Corporation.
4.1	(b)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2	(b)	Form of note (included in Exhibit 4.1(b)).
4.3	(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4	(b)*	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5	(d)	Supplemental Indenture dated as of March 4, 2003.
4.6	(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7	(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8	(u)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1	(b)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2	(b)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3	(o)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4	(m)
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
10.7	(p)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8	(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9	(r)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.10	(s)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.

10.11	(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.12	(u)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.13	(b)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.14	(b)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.15	(b)**
Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.16	(c)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corp. dated February 21, 2003.
10.17	(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.18	(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.17 above).
10.19	(g)	Form of Stock Option Agreement.
10.20		Annual Value Creation Program.
10.21	(l)*	Form of Indemnification Agreement.
10.22	(o)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.23		Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.24	(o)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.25	(p)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.26	(p)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.27	(p)	Management Rights Agreement.
10.28	(k)	Executive Severance/Change of Control Policy
10.29	(q)	TriMas Corporation 2006 Long Term Equity Incentive Plan
10.30	(q)	First Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan
10.31	(q)	Second Amendment to TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.32	(t)	Separation Agreement dated April 10, 2008.
10.33	(v)	Letter Agreement dated April 28, 2008.
10.34		Letter Agreement dated July 1, 2008

18.1	KPMG LLP Accounting principles letter dated August 6, 2008.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on May 14, 2003.
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)*	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(b)**	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement or Form S-4, filed on January 29, 2003 (File No. 333-100351).
(b)***	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 25, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(e)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(h)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on December 27, 2004 (File No. 333-100351).
(i)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on October 3, 2005 (File No. 333-100351).
(j)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on July 6, 2005 (File No. 333-100351).
(k)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on November 22, 2006 (File No. 333-100351).
(l)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-1, filed on March 25, 2004 (File No. 333-113917).
(l)*	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on June 29, 2004 (File No. 333-113917).
(m)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on August 3, 2006 (File No. 333-100351).
(n)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 15, 2005 (File No. 333-100351).

(o)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(p)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(q)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).
(r)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on January 4, 2008 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 26, 2008 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on April 10, 2008 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 2, 2008 (File No. 001-10716).

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: August 6, 2008	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
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