Form 10-Q
period 2008-09-30
TRIMAS CORP
filed 2008-11-10
CIK 842633

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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

        As of November 10, 2008, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,445,841 shares.

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

  •
  Our pension and healthcare costs for active employees and retirees may exceed our projections and may negatively affect our financial results; and

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

 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$4,650	$4,800
Receivables, net	136,500	89,370
Inventories, net	198,690	190,590
Deferred income taxes	18,860	18,860
Prepaid expenses and other current assets	8,730	7,010
Assets of discontinued operations held for sale	2,860	3,330

Total current assets	370,290	313,960
Property and equipment, net	191,630	195,120
Goodwill	377,450	377,340
Other intangibles, net	205,300	214,290
Other assets	21,340	27,280

Total assets	$1,166,010	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,440	$8,390
Accounts payable	127,150	121,860
Accrued liabilities	72,310	71,830
Liabilities of discontinued operations	1,250	1,450

Total current liabilities	213,150	203,530
Long-term debt	603,350	607,600
Deferred income taxes	83,990	73,280
Other long-term liabilities	34,870	35,090

Total liabilities	935,360	919,500

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,445,841 shares at September 30, 2008 and 33,409,500 shares December 31, 2007	330	330
Paid-in capital	527,120	525,960
Accumulated deficit	(348,330)	(373,970)
Accumulated other comprehensive income	51,530	56,170

Total shareholders' equity	230,650	208,490

Total liabilities and shareholders' equity	$1,166,010	$1,127,990

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	$276,900	$258,650	$853,540	$830,760
Cost of sales	(205,150)	(188,730)	(629,700)	(603,190)

Gross profit	71,750	69,920	223,840	227,570
Selling, general and administrative expenses	(43,910)	(42,650)	(137,820)	(133,510)
Advisory services agreement termination fee	—	—	—	(10,000)
Costs for early termination of operating leases	—	—	—	(4,230)
Gain (loss) on dispositions of property and equipment	50	(1,790)	(170)	(1,680)

Operating profit	27,890	25,480	85,850	78,150

Other expense, net:
Interest expense	(13,570)	(15,720)	(42,160)	(52,920)
Debt extinguishment costs	—	—	—	(7,440)
Other, net	(480)	(1,230)	(3,010)	(3,450)

Other expense, net	(14,050)	(16,950)	(45,170)	(63,810)

Income from continuing operations before income tax expense	13,840	8,530	40,680	14,340
Income tax expense	(5,540)	(3,110)	(15,210)	(5,230)

Income from continuing operations	8,300	5,420	25,470	9,110
Income from discontinued operations, net of income tax expense	20	1,160	170	1,330

Net income	$8,320	$6,580	$25,640	$10,440

Earnings per share—basic:
Continuing operations	$0.25	$0.16	$0.76	$0.34
Discontinued operations, net of income tax expense	—	0.04	0.01	0.05

Net income per share	$0.25	$0.20	$0.77	$0.39

Weighted average common shares—basic	33,420,560	33,409,500	33,413,214	26,843,749

Earnings per share—diluted:
Continuing operations	$0.25	$0.16	$0.76	$0.34
Discontinued operations, net of income tax expense	—	0.04	0.01	0.05

Net income per share	$0.25	$0.20	$0.77	$0.39

Weighted average common shares—diluted	33,469,027	33,409,500	33,441,448	26,843,749

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2008	2007
Net income	$25,640	$10,440
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	40	1,570
Depreciation	20,740	18,730
Amortization of intangible assets	11,700	11,650
Amortization of debt issue costs	1,840	4,580
Deferred income taxes	9,360	700
Non-cash compensation expense	1,160	340
Net proceeds from (reductions in) sale of receivables and receivables securitization	(26,730)	28,610
Increase in receivables	(19,270)	(30,970)
Increase in inventories	(7,640)	(10,790)
Decrease in prepaid expenses and other assets	4,370	2,320
Increase in accounts payable and accrued liabilities	4,690	8,090
Other, net	(3,110)	1,610

Net cash provided by operating activities, net of acquisition impact	22,790	46,880

Cash Flows from Investing Activities:
Capital expenditures	(20,100)	(22,520)
Acquisition of leased assets	—	(29,960)
Acquisition of businesses, net of cash acquired	(6,350)	(13,540)
Net proceeds from disposition of businesses and other assets	2,260	6,150

Net cash used for investing activities	(24,190)	(59,870)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	—	126,460
Repayments of borrowings on senior credit facilities	(4,270)	(2,600)
Proceeds from term loan facilities	490	—
Proceeds from borrowings on revolving credit facilities	346,160	399,580
Repayments of borrowings on revolving credit facilities	(341,130)	(409,890)
Retirement of senior subordinated notes	—	(100,000)

Net cash provided by financing activities	1,250	13,550

Cash and Cash Equivalents:
Increase (decrease) for the period	(150)	560
At beginning of period	4,800	3,600

At end of period	$4,650	$4,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,240	$40,880

Cash paid for taxes	$6,460	$6,840

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Nine months Ended September 30, 2008

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490
Comprehensive income:
Net income	—	—	25,640	—	25,640
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million) (Note 16)	—	—	—	170	170
Foreign currency translation	—	—	—	(5,840)	(5,840)
Change in fair value of cash flow hedge (net of tax of $0.6 million) (Note 10)	—	—	—	1,030	1,030

Total comprehensive income					21,000
Non-cash compensation expense	—	1,160	—	—	1,160

Balances, September 30, 2008	$330	$527,120	$(348,330)	$51,530	$230,650

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems is a manufacturer and distributor of steel and plastic closure caps, drum enclosures, rings and levers, dispensing systems for industrial and consumer markets, as well as specialty laminates, jacketings and insulation tapes used with fiberglass insulation as vapor barriers in commercial and industrial construction applications. Energy Products is a manufacturer and distributor of a variety of engines, engine replacement parts and other well site products for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners and fasteners for the petroleum refining, petrochemical and other industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in niche markets within the aerospace, industrial, automotive, defense, and medical equipment markets. These products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, spinal and trauma implant products for the medical industry, specialty fasteners for the automotive industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/industrial, marine, automotive and commercial trailer markets. Recreational Accessories manufactures towing products, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components which are distributed through independent installers and retail outlets.

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

        Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net sales	$760	$3,530	$2,420	$15,490

Income from discontinued operations before income tax expense	$40	$1,900	$270	$3,060
Income tax expense	(20)	(740)	(100)	(1,730)

Income from discontinued operations, net of income tax expense	$20	$1,160	$170	$1,330

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Receivables, net	$410	$940
Inventories, net	110	60
Property and equipment, net	2,340	2,330

Total assets	$2,860	$3,330

Accounts payable	$140	$60
Accrued liabilities and other	1,110	1,390

Total liabilities	$1,250	$1,450

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

(unaudited)

4. Huntsville Plant Closure (Continued)

cash costs incurred as a part of the closure as determined under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," primarily relating to severance benefits to approximately 160 employees terminated as a part of the closure. The remaining $3.4 million of the pre-tax charge related to impairment of assets recorded in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to reduce the book value of the building and building improvements and certain machinery and equipment assets that the Company will no longer utilize to management's estimate of net realizable value. As of September 30, 2008, the Company has paid approximately $5.2 million of the cash costs of the facility closure, with the remaining $0.4 million expected to be paid by early 2009.

        In addition, the Company expected to incur approximately $0.7 million in estimated costs and expenses in 2008 resulting from completion of the consolidation into the Goshen facility and recording severance and other benefits for approximately 10 key employees who remained with the Company to assist in finalizing the closure. The Company recorded approximately $0.1 million and $0.7 million, respectively, related to these activities during the three and nine month periods ended September 30, 2008.

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

        The purchase price for each of the three acquisitions is subject to adjustments resulting from earn-out clauses based on future operating results. These earn-out clauses extend up to five years. Total combined adjustments, primarily related to earn-out clauses, to the purchase price for these three acquisitions in 2008 were approximately $4.1 million (see Note 6).

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2007	$190,690	$46,050	$64,950	$42,190	$33,460	$377,340
Goodwill from acquisitions	—	—	3,380	600	110	4,090
Foreign currency translation and other	(3,450)	(280)	—	(250)	—	(3,980)

Balance, September 30, 2008	$187,240	$45,770	$68,330	$42,540	$33,570	$377,450

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2008 and December 31, 2007 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2008		As of December 31, 2007
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
6 - 12 years	$29,700	$(19,680)	$27,980	$(17,910)
15 - 25 years	169,190	(56,080)	169,190	(49,190)

Total customer relationships	198,890	(75,760)	197,170	(67,100)

Technology and other:
1 - 15 years	27,300	(20,460)	26,630	(18,190)
17 - 30 years	41,460	(14,160)	40,830	(12,690)

Total technology and other	68,760	(34,620)	67,460	(30,880)

Trademark/Trade names (indefinite life)	52,120	(4,090)	51,990	(4,350)

	$319,770	$(114,470)	$316,620	$(102,330)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended September 30, 2008 and 2007, respectively, and $3.0 million and $3.1 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was $2.9 million and $2.8 million, and $8.7 million and $8.5 million for the three and nine months ended September 30, 2008 and 2007, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, which amounted to a total of $0.6 million and $1.1 million, and $1.9 million and $3.0 million for the three and nine months ended September 30, 2008 and 2007, respectively. Such amounts are included in other, net in the accompanying consolidated statement of operations. As of September 30, 2008 and December 31, 2007, the Company's funding under the facility was approximately $11.0 million and $41.5 million, respectively, with an additional $48.8 million and $5.0 million, respectively, available but not utilized. The Company had pledged receivables of approximately $93.4 million and $29.7 million under the program as of September 30, 2008 and December 31, 2007, respectively, which are included in receivables in the accompanying consolidated balance sheet. The usage fee under the facility is 1.05%. In addition, the Company is required to pay a fee of 0.5% on the unused portion of the facility. This facility expires on February 20, 2009.

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of September 30, 2008 and 2007, the financing costs were based on an average liquidation period of the portfolio of approximately 1.3 months and 1.2 months, respectively, and an average discount rate of 2.2% and 2.9%, at September 30, 2008 and 2007, respectively.

        In the three and nine months ended September 30, 2008 and 2007, the Company sold an undivided interest in approximately $3.8 million and $3.9 million, and $12.6 million and $11.9 million, respectively, of accounts receivable under a factoring arrangement at three of its European subsidiaries. These transactions were accounted for as a sale and the receivables were sold at a discount from face value approximating 3.4% and 2.2%, and 2.5% and 1.9%, respectively. Costs associated with these transactions were approximately $0.1 million for each of the three months ended September 30, 2008 and 2007, and $0.3 million and $0.2 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in other, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Inventories

        Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Finished goods	$117,310	$117,680
Work in process	31,170	28,310
Raw materials	50,210	44,600

Total inventories	$198,690	$190,590

9. Property and Equipment, Net

        Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Land and land improvements	$5,070	$5,430
Buildings	45,560	45,430
Machinery and equipment	287,830	273,410

	338,460	324,270
Less: Accumulated depreciation	146,830	129,150

Property and equipment, net	$191,630	$195,120

        Depreciation expense was $6.8 million and $7.0 million, and $20.6 million and $18.6 million for the three and nine months ended September 30, 2008 and 2007, respectively.

10. Long-term Debt

        The Company's long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(dollars in thousands)
U.S. bank debt	$257,690	$257,410
Non-U.S. bank debt and other	21,020	21,610
9 7/8% senior subordinated notes, due June 2012	337,080	336,970

	615,790	615,990
Less: Current maturities, long-term debt	12,440	8,390

Long-term debt	$603,350	$607,600

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt (Continued)

  U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2008 and December 31, 2007, the Company had letters of credit of approximately $34.0 million and $35.5 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 5.43% and 7.84% at September 30, 2008 and December 31, 2007, respectively.

        At September 30, 2008, the Company had $2.9 million outstanding under its revolving credit facility and had an additional $113.1 million potentially available after giving effect to the $34.0 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $141.6 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        During 2008, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of its interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. The Company has designated this swap agreement as a cash flow hedge and accounts for it in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," whereby the effective portion of the hedge gains and losses are deferred in accumulated other comprehensive income (loss) until the hedged transactions occur, at which time the deferred gains or losses are reclassified into earnings to match the change in cost of the transaction. The Company believes the cash flow hedge is "effective" as defined in SFAS No. 133, as changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuation in the LIBOR. The fair value of this swap agreement at September 30, 2008, as estimated using the 90 day LIBOR (level 2 input) as of September 30, 2008, was approximately $1.7 million, of which approximately $1.3 million is included in other current assets and approximately $0.4 million is included in other long-term assets in the accompanying consolidated balance sheet.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $562.7 million and $528.4 million at September 30, 2008 and December 31, 2007, respectively, are presented in the financial information in Note 18, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Long-term Debt (Continued)

agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at September 30, 2008.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

  Non-U.S. bank debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At September 30, 2008, the balance outstanding under this arrangement was $0.1 million at an interest rate of 6.20%. At December 31, 2007, there was no balance outstanding under this arrangement.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At September 30, 2008, the balance outstanding under this agreement was $2.4 million at an interest rate of 6.03%. At December 31, 2007, the balance outstanding under this agreement was approximately $4.0 million at an interest rate of 5.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2008, the balance outstanding under this agreement was $18.4 million at a weighted average interest rate of 7.3%. At December 31, 2007, the balance outstanding under this agreement was approximately $17.5 million at a weighted average interest rate of 7.1%.

  Notes

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of face value 9 7/8% senior subordinated notes due 2012 ("Notes"), paying a $4.9 million call premium to effect the retirement.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2008, the Company was in compliance with all such covenant requirements.

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

        As of September 30, 2008, we were a party to approximately 721 pending cases involving an aggregate of approximately 7,497 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Nine months ended September 30, 2008	9,544	603	2,591	59	$2,172	$2,899,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,497 claims pending at September 30, 2008, 192 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 154 of the 192 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 36 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

punitive damages) and 2 sought over $10.0 million (which includes compensatory and punitive damages) . Solely with respect to compensatory damages, 159 of the 192 claims sought between $50,000 and $600,000, 31 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 155 of the 192 claims sought between $0 and $2.5 million, 36 sought between $2.5 and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

12. Related Parties

  Metaldyne Corporation

        In connection with the Company's reorganization in June 2002, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne Corporation ("Metaldyne"), mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments made on TriMas' behalf. The remaining contractual obligations to Metaldyne were approximately $6.0 million at both September 30, 2008 and December 31, 2007, and are classified as accrued liabilities in the accompanying consolidated balance sheet.

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

(unaudited)

12. Related Parties (Continued)

Metaldyne and Heartland, TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At September 30, 2008, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $5.2 million (included in the remaining $6.0 million of contractual obligations above); however, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $7.6 million, which could result in future charges to the Company's statement of operations of up to $2.4 million. The Company is currently reviewing the validity of these assertions.

  Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland $10.0 million to terminate its existing advisory services agreement. The advisory services had been provided for an annual fee of $4.0 million plus expenses. Heartland was paid $2.1 million for the nine months ended September 30, 2007 for advisory services provided under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

        Segment activity is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net Sales
Packaging Systems	$58,520	$51,770	$170,500	$162,220
Energy Products	55,430	40,330	157,390	122,930
Industrial Specialties	59,250	51,030	168,930	154,470
RV & Trailer Products	41,970	45,940	142,370	152,420
Recreational Accessories	61,730	69,580	214,350	238,720

Total	$276,900	$258,650	$853,540	$830,760

Operating Profit
Packaging Systems	$8,670	$8,110	$26,700	$27,930
Energy Products	8,170	4,860	24,670	16,930
Industrial Specialties	12,110	9,930	34,750	32,370
RV & Trailer Products	1,300	4,270	6,110	16,740
Recreational Accessories	2,700	4,920	11,820	17,420
Corporate expenses and management fees	(5,060)	(6,610)	(18,200)	(33,240)

Total	$27,890	$25,480	$85,850	$78,150

Adjusted EBITDA
Packaging Systems	$12,580	$11,300	$38,250	$37,690
Energy Products	8,850	5,670	26,670	19,030
Industrial Specialties	13,590	11,550	39,190	36,050
RV & Trailer Products	3,440	6,480	11,910	22,840
Recreational Accessories	5,120	7,710	19,030	25,130
Corporate expenses and management fees	(5,470)	(7,580)	(19,910)	(35,810)

Subtotal from continuing operations	38,110	35,130	115,140	104,930

Discontinued operations	140	1,940	570	3,210

Total company	$38,250	$37,070	$115,710	$108,140

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Segment Information (Continued)

        The following is a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net income	$8,320	$6,580	$25,640	$10,440
Income tax expense	5,560	3,850	15,310	6,960
Interest expense	13,630	15,720	42,320	52,920
Debt extinguishment costs	—	—	—	7,440
Depreciation and amortization	10,740	10,920	32,440	30,380

Adjusted EBITDA, total company	$38,250	$37,070	$115,710	$108,140
Adjusted EBITDA, discontinued operations	140	1,940	570	3,210

Adjusted EBITDA, continuing operations	$38,110	$35,130	$115,140	$104,930

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

        During the second and third quarters of 2008, the Company granted 391,000 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant but are contingent upon certain service and performance conditions. Of the 391,000 restricted shares granted, 111,500 shares are subject to a service provision, where the only condition to the share vesting is that the employee remains with the Company for the vesting period. The remaining 279,500 shares granted are subject to both a service provision (same as above) and a performance provision. These shares vest in the same manner as the service provision grants only if the Company attains and/or exceeds a certain EBITDA target for the year ended December 31, 2008.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Equity Awards (Continued)

        The Company recognized approximately $0.3 million and $1.1 million of stock-based compensation expense related to the 2006 Plan during the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, the Company had $1.9 million of unrecognized compensation cost related to grants outstanding under the 2006 Plan that is expected to be recorded over a weighted average period of 1.6 years.

        Information related to the 2006 Plan at September 30, 3008 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	142,145	$12.26
Granted	391,000	6.28
Exercised	(42,870)	12.26
Cancelled	(86,205)	8.11

Outstanding at September 30, 2008	404,070	$7.35	2.4	$2,650,699

  2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan") provides for the issuance of equity-based incentives in various forms, of which a total of 2,022,000 stock options have been approved for issuance under the 2002 Plan. As of September 30, 2008, the Company has 1,606,101 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the 2002 Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the 2002 Plan, one half of the vested options become exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering (May 14, 2008). As of September 30, 2008, 1,207,574 stock options were exercisable under the 2002 Plan.

        The Company accounts for these stock options under SFAS No. 123R, "Share-Based Payment," using the Modified Prospective Application ("MPA") method, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.

        The Company recognized stock-based compensation expense related to 2002 Plan of approximately $0.02 million and $0.1 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations. The fair value of options which vested during the three and nine months ended September 30, 2008 was $0.04 million and $0.4 million, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Equity Awards (Continued)

The fair value of options which vested during the three and nine months ended September 30, 2007 was $0.04 million and $0.4 million, respectively. As of September 30, 2008, the Company had $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.5 years.

        Information related to the 2002 Plan at September 30, 2008, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,000,481	$20.89
Granted	—	—
Exercised	—	—
Cancelled	(394,380)	20.77

Outstanding at September 30, 2008	1,606,101	$20.92	4.8	$—

15. Earnings per Share

        The Company reports earnings per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings per share amounts were computed using weighted average shares outstanding for the three and nine months ended September 30, 2008 and 2007, respectively. Diluted earnings per share included 48,467 and 28,234 shares, respectively, of restricted stock granted under the 2006 Plan for the three and nine months ended September 30, 2008, and no shares for both the three and nine months ended September 30, 2007, as to do so would have been anti-dilutive. Options to purchase 1,606,101 and 2,012,268 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were excluded from the computation of net income per share because to do so would have been anti-dilutive for the periods presented.

16. Defined Benefit Plans

        Net periodic pension and postretirement costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees include the following components for the three and nine months ended September 30, 2008:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service costs	$130	$140	$400	$410
Interest costs	430	410	1,270	1,220
Expected return on plan assets	(460)	(490)	(1,380)	(1,460)
Amortization of net loss	80	110	240	340

Net periodic benefit cost	$180	$170	$530	$510

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Defined Benefit Plans (Continued)

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Service costs	$20	$20	$60	$70
Interest costs	100	100	310	320
Gain on settlement of postretirement plan	—	—	—	(190)
Amortization of net loss	10	30	30	70

Net periodic benefit cost	$130	$150	$400	$270

        The Company contributed approximately $0.8 million and $1.8 million to its defined benefit pension plans during the three and nine months ending September 30, 2008, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2008.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has made no determination whether or not it will elect this option for financial instruments it may acquire in the future.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$200	$4,450	$—	$4,650
Trade receivables, net	—	112,950	23,550	—	136,500
Receivables, intercompany	—	—	1,490	(1,490)	—
Inventories, net	—	172,880	25,810	—	198,690
Deferred income taxes	—	18,150	710	—	18,860
Prepaid expenses and other current assets	—	7,440	1,290	—	8,730
Assets of discontinued operations held for sale	—	2,860	—	—	2,860

Total current assets	—	314,480	57,300	(1,490)	370,290
Investments in subsidiaries	562,670	136,360	—	(699,030)	—
Property and equipment, net	—	141,230	50,400	—	191,630
Goodwill	—	295,480	81,970	—	377,450
Intangibles and other assets	14,790	215,360	5,690	(9,200)	226,640

Total assets	$577,460	$1,102,910	$195,360	$(709,720)	$1,166,010

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$5,520	$6,920	$—	$12,440
Accounts payable, trade	—	107,380	19,770	—	127,150
Accounts payable, intercompany	—	1,490	—	(1,490)	—
Accrued liabilities	9,730	53,640	8,940	—	72,310
Liabilities of discontinued operations	—	1,250	—	—	1,250

Total current liabilities	9,730	169,280	35,630	(1,490)	213,150
Long-term debt	337,080	252,230	14,040	—	603,350
Deferred income taxes	—	85,490	7,700	(9,200)	83,990
Other long-term liabilities	—	33,240	1,630	—	34,870

Total liabilities	346,810	540,240	59,000	(10,690)	935,360

Total shareholders' equity	230,650	562,670	136,360	(699,030)	230,650

Total liabilities and shareholders' equity	$577,460	$1,102,910	$195,360	$(709,720)	$1,166,010

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$227,710	$59,910	$(10,720)	$276,900
Cost of sales	—	(167,120)	(48,750)	10,720	(205,150)

Gross profit	—	60,590	11,160	—	71,750
Selling, general and administrative expenses	—	(37,760)	(6,150)	—	(43,910)
Gain (loss) on dispositions of property and equipment	—	(190)	240	—	50

Operating profit	—	22,640	5,250	—	27,890
Other income (expense), net:
Interest expense	(8,750)	(4,370)	(450)	—	(13,570)
Other, net	—	660	(1,140)	—	(480)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,750)	18,930	3,660	—	13,840
Income tax (expense) benefit	3,070	(7,270)	(1,340)	—	(5,540)
Equity in net income (loss) of subsidiaries	14,000	2,320	—	(16,320)	—

Income (loss) from continuing operations	8,320	13,980	2,320	(16,320)	8,300
Income from discontinued operations	—	20	—	—	20

Net income (loss)	$8,320	$14,000	$2,320	$(16,320)	$8,320

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$210,970	$60,290	$(12,610)	$258,650
Cost of sales	—	(153,510)	(47,830)	12,610	(188,730)

Gross profit	—	57,460	12,460	—	69,920
Selling, general and administrative expenses	—	(36,710)	(5,940)	—	(42,650)
Gain (loss) on dispositions of property and equipment	—	(1,820)	30	—	(1,790)

Operating profit	—	18,930	6,550	—	25,480
Other income (expense), net:
Interest expense	(8,510)	(6,550)	(660)	—	(15,720)
Other, net	(260)	(520)	(450)	—	(1,230)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,770)	11,860	5,440	—	8,530
Income tax (expense) benefit	3,310	(4,490)	(1,930)	—	(3,110)
Equity in net income (loss) of subsidiaries	12,040	3,510	—	(15,550)	—

Income (loss) from continuing operations	6,580	10,880	3,510	(15,550)	5,420
Income from discontinued operations	—	1,160	—	—	1,160

Net income (loss)	$6,580	$12,040	$3,510	$(15,550)	$6,580

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$699,130	$191,130	$(36,720)	$853,540
Cost of sales	—	(514,270)	(152,150)	36,720	(629,700)

Gross profit	—	184,860	38,980	—	223,840
Selling, general and administrative expenses	—	(119,680)	(18,140)	—	(137,820)
Gain (loss) on dispositions of property and equipment	—	(500)	330	—	(170)

Operating profit	—	64,680	21,170	—	85,850
Other income (expense), net:
Interest expense	(26,280)	(14,540)	(1,340)	—	(42,160)
Other, net	—	2,290	(5,300)	—	(3,010)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(26,280)	52,430	14,530	—	40,680
Income tax (expense) benefit	9,200	(19,660)	(4,750)	—	(15,210)
Equity in net income (loss) of subsidiaries	42,720	9,780	—	(52,500)	—

Income (loss) from continuing operations	25,640	42,550	9,780	(52,500)	25,470
Income from discontinued operations	—	170	—	—	170

Net income (loss)	$25,640	$42,720	$9,780	$(52,500)	$25,640

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$689,520	$185,090	$(43,850)	$830,760
Cost of sales	—	(496,880)	(150,160)	43,850	(603,190)

Gross profit	—	192,640	34,930	—	227,570
Selling, general and administrative expenses	—	(116,010)	(17,500)	—	(133,510)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Gain (loss) on dispositions of property and equipment	—	(1,690)	10	—	(1,680)

Operating profit	—	60,710	17,440	—	78,150
Other income (expense), net:
Interest expense	(30,080)	(20,520)	(2,320)	—	(52,920)
Debt extinguishment costs	(7,440)	—	—		(7,440)
Other, net	3,650	(5,810)	(1,290)	—	(3,450)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(33,870)	34,380	13,830	—	14,340
Income tax (expense) benefit	12,180	(12,560)	(4,850)	—	(5,230)
Equity in net income (loss) of subsidiaries	32,130	8,980	—	(41,110)	—

Income (loss) from continuing operations	10,440	30,800	8,980	(41,110)	9,110
Income from discontinued operations	—	1,330	—	—	1,330

Net income (loss)	$10,440	$32,130	$8,980	$(41,110)	$10,440

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(16,680)	$27,040	$12,430	$—	$22,790

Cash Flows from Investing Activities:
Capital expenditures	—	(16,560)	(3,540)	—	(20,100)
Acquisition of businesses, net of cash acquired	—	(3,490)	(2,860)	—	(6,350)
Net proceeds from disposition of businesses and other assets	—	320	1,940	—	2,260

Net cash used for investing activities	—	(19,730)	(4,460)	—	(24,190)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,950)	(2,320)	—	(4,270)
Proceeds from borrowings on term loan facilities	—	—	490	—	490
Proceeds from borrowings on revolving credit facilities	—	338,090	8,070	—	346,160
Repayments of borrowings on revolving credit facilities	—	(335,900)	(5,230)	—	(341,130)
Intercompany transfers (to) from subsidiaries	16,680	(7,900)	(8,780)	—	—

Net cash provided by (used for) financing activities	16,680	(7,660)	(7,770)	—	1,250

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(350)	200	—	(150)
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$200	$4,450	$—	$4,650

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Net income	$8,320	$6,580	$25,640	$10,440
Income tax expense	5,560	3,850	15,310	6,960
Interest expense	13,630	15,720	42,320	52,920
Debt extinguishment costs	—	—	—	7,440
Depreciation and amortization	10,740	10,920	32,440	30,380

Adjusted EBITDA, total company	$38,250	$37,070	$115,710	$108,140
Interest paid	(5,140)	(6,370)	(32,240)	(40,880)
Taxes paid	(1,130)	(1,830)	(6,460)	(6,840)
(Gain) loss on dispositions of property and equipment	(50)	1,500	40	1,570
Receivables sales and securitization, net	(23,100)	(4,720)	(26,730)	28,610
Net change in working capital	(9,300)	(4,710)	(27,530)	(43,720)

Cash flows provided by operating activities	$(470)	$20,940	$22,790	$46,880

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Facility and business consolidation costs(a)	$—	$370	$720	$740
Business unit restructuring costs(b)	710	—	2,970	—
Advisory services agreement termination fee(c)	—	—	—	10,000
Costs for early termination of operating leases(d)	—	—	—	4,230

	$710	$370	$3,690	$14,970

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information of continuing operations for our five business segments for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$58,520	21.1%	$51,770	20.0%
Energy Products	55,430	20.0%	40,330	15.6%
Industrial Specialties	59,250	21.4%	51,030	19.7%
RV & Trailer Products	41,970	15.2%	45,940	17.8%
Recreational Accessories	61,730	22.3%	69,580	26.9%

Total	$276,900	100.0%	$258,650	100.0%

Gross Profit:
Packaging Systems	$16,340	27.9%	$14,880	28.7%
Energy Products	14,680	26.5%	10,900	27.0%
Industrial Specialties	16,660	28.1%	14,460	28.3%
RV & Trailer Products	7,420	17.7%	10,030	21.8%
Recreational Accessories	16,650	27.0%	19,650	28.2%

Total	$71,750	25.9%	$69,920	27.0%

Selling, General and Administrative:
Packaging Systems	$7,880	13.5%	$6,780	13.1%
Energy Products	6,500	11.7%	6,020	14.9%
Industrial Specialties	4,410	7.4%	4,320	8.5%
RV & Trailer Products	6,070	14.5%	5,660	12.3%
Recreational Accessories	13,990	22.7%	14,550	20.9%
Corporate expenses and management fees	5,060	N/A	5,320	N/A

Total	$43,910	15.9%	$42,650	16.5%

Operating Profit:
Packaging Systems	$8,670	14.8%	$8,110	15.7%
Energy Products	8,170	14.7%	4,860	12.1%
Industrial Specialties	12,110	20.4%	9,930	19.5%
RV & Trailer Products	1,300	3.1%	4,270	9.3%
Recreational Accessories	2,700	4.4%	4,920	7.1%
Corporate expenses and management fees	(5,060)	N/A	(6,610)	N/A

Total	$27,890	10.1%	$25,480	9.9%

Adjusted EBITDA:
Packaging Systems	$12,580	21.5%	$11,300	21.8%
Energy Products	8,850	16.0%	5,670	14.1%
Industrial Specialties	13,590	22.9%	11,550	22.6%
RV & Trailer Products	3,440	8.2%	6,480	14.1%
Recreational Accessories	5,120	8.3%	7,710	11.1%
Corporate expenses and management fees	(5,470)	N/A	(7,580)	N/A

Subtotal from continuing operations	38,110	13.8%	35,130	13.6%

Discontinued operations	140	N/A	1,940	N/A

Total company	$38,250	13.8%	$37,070	14.3%

        The following table summarizes financial information of continuing operations for our five business segments for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$170,500	20.0%	$162,220	19.4%
Energy Products	157,390	18.4%	122,930	14.8%
Industrial Specialties	168,930	19.8%	154,470	18.6%
RV & Trailer Products	142,370	16.7%	152,420	18.3%
Recreational Accessories	214,350	25.1%	238,720	28.7%

Total	$853,540	100.0%	$830,760	99.8%

Gross Profit:
Packaging Systems	$49,180	28.8%	$48,570	29.9%
Energy Products	44,710	28.4%	35,310	28.7%
Industrial Specialties	49,020	29.0%	45,500	29.5%
RV & Trailer Products	24,810	17.4%	34,550	22.7%
Recreational Accessories	56,120	26.2%	63,640	26.7%

Total	$223,840	26.2%	$227,570	27.4%

Selling, General and Administrative:
Packaging Systems	$22,760	13.3%	$20,850	12.9%
Energy Products	20,030	12.7%	18,340	14.9%
Industrial Specialties	14,040	8.3%	12,910	8.4%
RV & Trailer Products	18,550	13.0%	17,640	11.6%
Recreational Accessories	44,240	20.6%	46,040	19.3%
Corporate expenses and management fees	18,200	N/A	17,730	N/A

Total	$137,820	16.1%	$133,510	16.1%

Operating Profit:
Packaging Systems	$26,700	15.7%	$27,930	17.2%
Energy Products	24,670	15.7%	16,930	13.8%
Industrial Specialties	34,750	20.6%	32,370	21.0%
RV & Trailer Products	6,110	4.3%	16,740	11.0%
Recreational Accessories	11,820	5.5%	17,420	7.3%
Corporate expenses and management fees	(18,200)	N/A	(33,240)	N/A

Total	$85,850	10.1%	$78,150	9.4%

Adjusted EBITDA:
Packaging Systems	$38,250	22.4%	$37,690	23.2%
Energy Products	26,670	16.9%	19,030	15.5%
Industrial Specialties	39,190	23.2%	36,050	23.3%
RV & Trailer Products	11,910	8.4%	22,840	15.0%
Recreational Accessories	19,030	8.9%	25,130	10.5%
Corporate expenses and management fees	(19,910)	N/A	(35,810)	N/A

Subtotal from continuing operations	115,140	13.5%	104,930	12.6%

Discontinued operations	570	N/A	3,210	N/A

Total company	$115,710	13.6%	$108,140	13.0%

Results of Operations

        The principal factors impacting us during the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007, were:

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

  •
  declines in the value of the U.S. dollar as compared to the currencies in countries where we operate, primarily impacting the first half of 2008; and

  •
  completion of our initial public offering of our common stock in May 2007, the use of proceeds therefrom to retire $100.0 million face value of senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement, and the related cost savings from such retirements/terminations;

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

        Overall, net sales increased $18.3 million, or approximately 7.1%, for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007. Of this amount, approximately $1.7 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $6.7 million, or approximately 13.0%, primarily as a result of increases in our specialty dispensing products and our industrial closure, ring and lever products. Net sales within Energy Products increased $15.1 million, or approximately 37.4%, as our specialty gasket business benefited from continued high levels of activity at petroleum refineries and petrochemical facilities and our engine business benefitted from increased demand driven by completion of previously drilled wells. Net sales within Industrial Specialties increased $8.2 million, or approximately 16.1%, due to continued strong demand in the majority of businesses in this segment, most notably within our aerospace fastener, industrial cylinder and defense businesses. Net sales within RV & Trailer Products decreased $3.9 million, or approximately 8.6%, primarily due to reduced sales in our electrical and trailer products businesses due to weak end-market demand. Recreational Accessories' net sales decreased $7.9 million, or 11.3%, primarily as a result of decreased sales due to weak end-market demand and changes in certain promotional programs in our retail business.

        Gross profit margin (gross profit as a percentage of sales) approximated 25.9% and 27.0% for three months ended September 30, 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to 27.9% for the three months ended September 30, 2008, from 28.7% for the three months ended September 30, 2007, due primarily to increasing raw material costs. Energy Products' gross profit margin decreased to 26.5% for the three months ended September 30, 2008, as compared to 27.0% for the three months ended September 30, 2007, due primarily to higher domestic production costs in our specialty gasket business . Gross profit margin within Industrial Specialties approximated 28.1% and 28.3% for the three months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to lower absorption of fixed costs and higher production costs in our specialty fittings business. RV & Trailer Products' gross profit margin decreased from 21.8% for the three months ended September 30, 2007 to 17.7% for the three months ended September 30, 2008, due to increased sourcing and commodity costs, combined with operating inefficiencies and lower absorption of fixed costs due to the lower demand levels. Recreational Accessories' gross profit margin decreased to 27.0% for the three months ended September 30, 2008, from 28.2% for the three months ended September 30, 2007, due primarily to higher commodity and freight costs, which were partially offset by pricing strategies and cost savings as a result of the closure of our Huntsville, Ontario, Canada facility in the fourth quarter of 2007.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.1% and 9.9% for the three months ended September 30, 2008 and 2007, respectively. Operating profit increased $2.4 million, or 9.5%, to $27.9 million for the quarter ended September 30, 2008, from $25.5 million for the quarter ended September 30, 2007, primarily due to sales volume increases in our Packaging Systems, Energy Products and Industrial Specialties segments. Packaging Systems' operating profit margin was 14.8% and 15.7% in the three months ended September 30, 2008 and 2007, respectively. Operating profit increased $0.6 million, or approximately 6.9%, for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, due to an increase in sales, which was partially offset by increases in raw material costs and expenses incurred to support our sales growth initiatives. Energy Products' operating profit margin was 14.7% and 12.1% for the three months ended September 30, 2008 and 2007, respectively. Operating profit increased $3.3 million, or approximately 68.1%, for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, due primarily to sales volume increases in both our specialty gasket and engine businesses and the favorable impact of prior quarter investments supporting our sales growth initiatives. Industrial Specialties' operating profit margin was 20.4% and 19.5% for the three months ended September 30, 2008 and 2007, respectively. Operating profit increased $2.2 million, or approximately 22.0%, for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007, due primarily to higher sales levels between years. RV & Trailer Products' operating profit margin decreased to 3.1% for the quarter ended September 30, 2008, from 9.3% for the quarter ended September 30, 2007. Operating profit decreased $3.0 million in the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, due primarily to the increased commodity costs and lower sales in the North American trailer and electrical products businesses, which were partially offset by increased sales and profit in our Australian business. Recreational Accessories' operating profit margin was 4.4% and 7.1% in the three months ended September 30, 2008 and 2007, respectively. Operating profit decreased $2.2 million in the three months ended September 30, 2008, compared with the three months ended September 30, 2007, primarily due to decreased sales volumes in our towing and retail business, which were partially offset by savings as a result of the Huntsville facility closure in the fourth quarter of 2007, lower costs due to the consolidation of our towing products distribution network and lower discretionary spending in both our towing products and retail businesses.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.8% and 13.6% for the three months ended September 30, 2008 and 2007, respectively. Adjusted EBITDA increased $3.0 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, consistent with the increase in operating profit between years after consideration of approximately $0.2 million of gains on transactions denominated in foreign currencies during the three months ended September 30, 2008, compared to approximately $0.2 million of losses on such transactions in the three months ended September 30, 2007.

         Packaging Systems.    Net sales increased $6.7 million, or approximately 13.0%, to $58.5 million in the three months ended September 30, 2008, as compared to $51.8 million in the three months ended September 30, 2007. Overall, sales increased approximately $0.9 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products increased approximately $1.2 million and sales of our industrial closures, rings and levers increased approximately $4.6 million in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Sales of our laminates and insulation products were essentially flat.

        Packaging Systems' gross profit increased approximately $1.4 million to $16.3 million, or 27.9% of sales, in the three months ended September 30, 2008, as compared to $14.9 million, or 28.7% of sales, in the three months ended September 30, 2007. The increase in gross profit between years is primarily attributed to increased sales volumes in our specialty dispensing and industrial closure products, which were partially offset by increased steel and resin costs and other commodity items.

        Packaging Systems' selling, general and administrative expenses increased approximately $1.1 million to $7.9 million, or 13.5% for the three months ended September 30, 2008, as compared to $6.8 million or 13.1% of sales, in the three months ended September 30, 2007. The increase is primarily attributable to compensation and other related expenses incurred to support sales growth initiatives.

        Packaging Systems' operating profit increased $0.6 million to $8.7 million, or 14.8% of sales, in the three months ended September 30, 2008, as compared to $8.1 million, or 15.7% of sales, in three months ended September 30, 2007, as the impact of favorable currency exchange and increased sales volumes was partially offset by increases in raw material costs and the expenses incurred to support sales growth initiatives.

        Packaging Systems' Adjusted EBITDA increased $1.3 million to $12.6 million, or 21.5% of sales, in the three months ended September 30, 2008, as compared to $11.3 million, or 21.8% of sales, in the three months ended September 30, 2007. The increase in Adjusted EBITDA is consistent with the change in operating profit between years after consideration approximately $0.8 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Energy Products.    Net sales for the three months ended September 30, 2008 increased $15.1 million, or 37.4%, to $55.4 million, as compared to $40.3 million in the three months ended September 30, 2007. Sales of specialty gaskets and related fastening hardware increased approximately $4.1 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed engines and compressors and related products increased approximately $11.0 million, primarily due to increased demand for single cylinder engines in both the U.S. and Canadian markets, driven by completion of previously drilled wells and strong demand for new engines and well site gas production equipment.

        Gross profit within Energy Products increased $3.8 million to $14.7 million, or 26.5% of sales, in the three months ended September 30, 2008, as compared to $10.9 million, or 27.0% of sales, in the three months ended September 30, 2007. Gross profit increased approximately $4.1 million primarily as a result of the increased sales levels between years. Our slow speed engine business experienced gross profit margin expansion resulting from slight reductions in the cost of raw material inputs and increased operating leverage, with the incremental sales achieved without the addition of significant fixed costs. These increases in gross profit were partially offset by a deterioration of gross profit margin in our specialty gasket business, primarily resulting from supply chain interruptions from off-shore sources which resulted in higher domestic production costs.

        Selling, general and administrative expenses within Energy Products increased $0.5 million to $6.5 million, or 11.7% of net sales, in the three months ended September 30, 2008, as compared to $6.0 million, or 14.9% of net sales, in the three months ended September 30, 2007. These businesses were able to increase sales without significant additional investment in administrative costs.

        Overall, operating profit within Energy Products increased $3.3 million to $8.2 million, or 14.7% of sales, in the three months ended September 30, 2008, as compared to $4.9 million, or 12.1% of sales, in the three months ended September 30, 2007, due principally to higher sales volumes and the impact of investments made earlier in 2008, primarily in our slow speed engine business, to support of our sales growth initiatives.

        Energy Products' Adjusted EBITDA increased $3.2 million to $8.9 million, or 16.0% of sales, in the three months ended September 30, 2008, as compared to $5.7 million, or 14.1% of sales, in the three months ended September 30, 2007, consistent with the improvement in operating profit between years.

         Industrial Specialties.    Net sales for the three months ended September 30, 2008 increased $8.2 million, or 16.1%, to $59.2 million, as compared to $51.0 million in the three months ended September 30, 2007. Net sales increased 22.8% in our aerospace fastener business, as we continued to benefit from market share gains as well as strong overall market demand. Sales in our industrial cylinder business increased by 17.9%, primarily as a result of increased sales of exported ISO cylinder. Net sales in our defense business improved by 32.2% as our customers continue to build their inventory of cartridge cases in advance of the relocation of the facility. Our precision cutting tool business' sales were essentially flat despite the weak industrial markets that it serves, and benefitted from the introduction of new medical and specialty cutting tool products. Sales within our specialty fittings business declined approximately 17.3% in the third quarter of 2008 as compared to the third quarter of 2007 due to continuing weak domestic automotive market demand and extended production shut-downs by our customers. Finally, sales in our medical device business increased by 12.8%, primarily as a result of a full quarter of sales in 2008 as opposed to two months in 2007, as it was acquired on August 1, 2007.

        Gross profit within Industrial Specialties increased $2.2 million to $16.7 million, or 28.1% of sales, in the three months ended September 30, 2008, from $14.5 million, or 28.3% of sales, in the three months ended September 30, 2007. This increase in gross profit was primarily a result of the increase in sales levels between years and improved margins in our specialty cutting tool, defense and aerospace businesses, which were partially offset by increased operating costs in our specialty fittings business, due primarily to lower absorption of fixed costs as a result of lower production and sales levels.

        Selling, general and administrative expenses increased $0.1 million to $4.4 million, or 7.4% of sales, in the three months ended September 30, 2008, as compared to $4.3 million, or 8.5% of sales, in the three months ended September 30, 2007. These businesses were able to increase sales without significant additional investment in administrative costs.

        Operating profit improved by $2.2 million to $12.1 million or 20.4% of sales for the three months ended September 30, 2008, as compared to $9.9 million or 19.5% for the three months ended September 30, 2007. This increase relates to the benefit of higher sales levels between years and improved margins in our specialty tool, defense and aerospace businesses, which were partially offset by lower absorption of fixed costs in our specialty fittings business.

        Industrial Specialties' Adjusted EBITDA increased $2.0 million to $13.6 million, or 22.9% of sales, in the three months ended September 30, 2008, as compared to $11.6 million, or 22.6% of sales, in the three months ended September 30, 2007, consistent with the improvement in operating profit between years.

         RV & Trailer Products.    Net sales decreased $3.9 million to $42.0 million for the three months ended September 30, 2008, as compared to $45.9 million for the three months ended September 30, 2007. Net sales were favorably impacted by $0.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, this segment benefited from increased sales in our legacy Australian business and from the acquisition of Parkside Towbars, which was completed in the first quarter of 2008. However, these increases were more than offset by our trailer and electrical products businesses decline in North American sales of approximately $6.3 million as a result of decreased demand in end markets served due to uncertain economic conditions.

        RV & Trailer Products' gross profit declined $2.6 million to $7.4 million, or 17.7% of sales, for the three months ended September 30, 2008, from approximately $10.0 million, or 21.8% of sales, in the three months ended September 30, 2007. Of the decrease in gross profit between years, approximately $1.8 million is attributed to the decline in sales volumes between periods. Further, gross profit between years was negatively impacted approximately $2.6 million due to lower absorption of fixed costs resulting from reduced manufacturing activity in response to lower demand, which were in part offset by pricing initiatives, reductions in variable spending in response to lower sales levels, and the favorable effects of currency exchange.

        Selling, general and administrative expenses increased $0.4 million to $6.1 million, or 14.5% of sales, in the three months ended September 30, 2008, as compared to $5.7 million, or 12.3% of sales, in the three months ended September 30, 2007, as increases in spending related to growth initiatives within our Australian and Thailand businesses, including our acquisition of the Parkside Towbars business, were substantially offset by reductions in fixed and discretionary spending in North America in response to reduced demand for our trailer and electrical products in that market.

        RV & Trailer Products' operating profit decreased $3.0 million, to approximately $1.3 million, or 3.1% of sales, in the three months ended September 30, 2008, from $4.3 million, or 9.3% of net sales, in the three months ended September 30, 2007. Higher sales and gross profit in our Australian business, including Parkside Towbars and the impact of pricing initiatives, were more than offset by increasing commodity costs, the impact of reduced sales volumes and lower absorption of fixed costs in our trailer and electrical products businesses in North America.

        RV & Trailer Products' Adjusted EBITDA decreased $3.0 million to $3.5 million, or 8.2% of sales, for the three months ended September 30, 2008, from $6.5 million, or 14.1% of sales, for the three months ended September 30, 2007, consistent with the change in operating profit between years.

         Recreational Accessories.    Net sales decreased $7.9 million to $61.7 million for the three months ended September 30, 2008, from $69.6 million in the three months ended September 30, 2007. Sales within our towing products business decreased approximately $5.3 million in the third quarter of 2008 as compared to the third quarter of 2007, as increases in sales of new products were more than offset by declines in sales in the installer, distributor and original equipment channels, due to continued weak end-market demand and low consumer confidence resulting from economic uncertainty. Sales within our retail channel business declined an approximate $2.6 million in the third quarter of 2008 as compared to third quarter 2007 due to reduced sales levels as a result of economic uncertainty and the impact of certain customer promotional programs.

        Gross profit within Recreational Accessories decreased $3.0 million to $16.7 million, or 27.0% of sales, for the quarter ended September 30, 2008, as compared to $19.7 million, or 28.2% of sales, for the quarter ended September 30, 2007. Of the decline in gross profit, approximately $2.0 million resulted from the decrease in sales year-over-year and $0.7 million of higher costs associated with customer promotional programs. The remaining net decrease between years resulted from the impact of increased freight charges, higher commodity costs and a less favorable product mix which were largely offset by pricing initiatives and cost savings realized as a result of the closure of our Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007

        Recreational Accessories' selling, general and administrative expenses decreased $0.6 million to $14.0 million, or 22.7% of sales, for the three months ended September 30, 2008, from $14.6 million, or 20.9%, in the three months ended September 30, 2007. The decrease between years was due primarily to reductions in selling and distribution expenses in our towing products business as a result of further consolidation of our warehouse and distribution network, lower discretionary spending corresponding with the decline in sales in our installer and distributor channels and lower promotional spending in our retail channel business.

        Recreational Accessories' operating profit declined $2.2 million to approximately $2.7 million, or 4.4% of sales, in the three months ended September 30, 2008, from $4.9 million, or 7.1% of sales, in the three months ended September 30, 2007. The decline in operating profit was primarily the result of the decline in sales between years, which was partially offset by cost savings due to the closure of the Huntsville facility, lower costs due to the further consolidation of the distribution network within our towing products business and continued lower discretionary spending in both our towing products and retail businesses in response to the overall decline in sales.

        Recreational Accessories' Adjusted EBITDA decreased $2.6 million to $5.1 million, or 8.3% of sales, for the three months ended September 30, 2008, from $7.7 million, or 11.1% of sales, for the three months ended September 30, 2007, consistent with the change in operating profit between years.

         Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended September 30,
	2008	2007
	(in millions)
Corporate operating expenses	$2.6	$4.1
Employee costs and related benefits	2.5	2.5

Corporate expenses and management fees—operating profit	$5.1	$6.6
Receivables sales and securitization expenses	0.7	1.2
Depreciation	(0.1)	(0.1)
Other, net	(0.2)	(0.1)

Corporate expenses and management fees—Adjusted EBITDA	$5.5	$7.6

        Corporate operating expenses decreased $1.5 million to $2.6 million in the three months ended September 30, 2008, from $4.1 million in the three months ended September 30, 2007. The decrease between years is due primarily to decreased professional and audit fees expense, as in the third quarter of 2007 we incurred higher-than-normal professional services fees during the third quarter of 2007 in support of our efforts to fully document and complete initial testing associated with the requirements of Sarbanes-Oxley. In addition, we are experiencing lower operating expenses associated with our Asian sourcing office. Employee costs and related benefits are flat year-over-year, as the benefit from our corporate restructuring in the second quarter of 2008 was offset by higher incentive compensation costs than the year ago period and rising health and other benefit costs as compared to the three months ended September 30, 2007. Receivables sales and securitization expenses decreased by approximately $0.5 million in the three months ended September 30, 2008 as compared with the three months ended September 30, 2007, due primarily to decreases in the weighted average securitization rate from 7.4% in the third quarter of 2007 to 4.2% in the third quarter of 2008.

         Interest Expense.    Interest expense decreased approximately $2.1 million to $13.6 million for the three months ended September 30, 2008, as compared to $15.7 million for the three months ended September 30, 2007. The decrease in interest expense was primarily the result of a decrease in weighted average variable rate U.S. borrowings outstanding between periods from $298.2 million in the third quarter of 2007 to $282.5 million in the third quarter of 2008 and a decrease in our weighted average interest rate on variable rate U.S. borrowings to approximately 5.0% during the third quarter of 2008, from approximately 7.7% during the third quarter of 2007.

         Other Expense, Net.    Other expense, net decreased approximately $0.7 million to $0.5 million for the three months ended September 30, 2008, as compared to $1.2 million for the three months ended September 30, 2007. The amounts in both periods primarily represent expenses incurred in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs. In addition, we recognized gains on transactions denominated in foreign currencies of approximately $0.2 million during the three months ended September 30, 2008, compared to recognizing losses on such transactions in the three months ended September 30, 2007 of approximately $0.2 million.

         Income Taxes.    The effective income tax rates for the three months ended September 30, 2008 and 2007 were 40% and 37%, respectively. The increase in the effective rate in the quarter ended September 30, 2008 compared to the same period a year ago is primarily related to a shift in pre-tax income from lower-taxed jurisdictions to higher-taxed jurisdictions. In the quarter ended September 30, 2008, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $10.1 million and $3.7 million, respectively. In the quarter ended September 30, 2007, the Company reported domestic and foreign pre-tax income from continuing operations of approximately $2.5 million and $6.0 million, respectively.

         Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, and our N.I. Industries property management line of business, currently held for sale, through September 30, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Income from discontinued operations, net of income tax expense, was $0.02 million and $1.2 million for the three months ended September 30, 2008 and September 30, 2007, respectively. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine months Ended September 30, 2008 Compared with Nine months Ended September 30, 2007

        Overall, net sales increased $22.8 million, or approximately 2.7%, for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007. Of this increase, approximately $11.9 million was due to currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Packaging Systems' net sales increased $8.3 million, or approximately 5.1%, primarily as a result of increases in sales of our industrial closures, ring and levers, increased sales of specialty dispensing products and the impact of favorable currency exchange. Net sales within Energy Products increased $34.5 million, or approximately 28.0%, as our specialty gasket business benefitted from continued high levels of activity at petroleum refineries and petrochemical facilities and our engine business benefitted from increased demand in both the U.S. and Canadian markets. Net sales within Industrial Specialties increased $14.4 million, or approximately 9.4%, due to continued strong demand in our aerospace fastener and industrial cylinder businesses, as well as the acquisition of our medical device business in August 2007. Net sales within RV & Trailer Products decreased $10.1 million, or approximately 6.6%, due to weak end market demand and downward market pricing pressures in North America. Recreational Accessories' net sales decreased

$24.4 million, or 10.2%, due to continued weak end market demand in the installer and original equipment market channels in our towing products business and reduced sales in our retail business due to the current economic pressures.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.2% and 27.4% for the nine months ended September 30, 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to 28.8% for the nine months ended September 30, 2008, from 29.9% for the nine months ended September 30, 2007, as the benefit from higher sales volumes was more than offset by increases in raw material costs. Energy Products' gross profit margin decreased to 28.4% for the nine months ended September 30, 2008, from 28.7% for the nine months ended September 30, 2007, as the benefit from higher sales volumes in both our specialty gasket and engine businesses were more than offset by higher domestic production costs in our specialty gasket business due to supply-chain interruptions. Gross profit margin within Industrial Specialties decreased to 29.0% for the nine months ended September 30, 2008, from 29.5% in the nine months ended September 30, 2007, due principally to increased costs in our specialty fittings business resulting from lower absorption of fixed costs. RV & Trailer Products' gross profit margin decreased to 17.4% for the nine months ended September 30, 2008, from 22.7% for the nine months ended September 30, 2007, primarily due to reduced operating leverage resulting from the reduced sales volumes in the North American trailer and electrical businesses. Recreational Accessories' gross profit margin decreased to 26.2% for the nine months ended September 30, 2008, from 26.7% for the nine months ended September 30, 2007, due primarily to reduced operating leverage resulting from the reduced sales volumes in both our towing products and retail businesses, which were partially offset by cost savings as a result of the closure of our Huntsville, Ontario, Canada facility in the fourth quarter of 2007.

        Operating profit margin (operating profit as a percentage of sales) approximated 10.1% and 9.4% for the nine months ended September 30, 2008 and 2007, respectively. Operating profit increased $7.7 million, or 9.9%, to $85.9 million for the nine months ended September 30, 2008, from $78.2 million for the nine months ended September 30, 2007, primarily due to the impact of the use of IPO proceeds, including a $10.0 million payment to Heartland as a contractual settlement in exchange for termination of their right to receive a $4.0 million annual fee under an advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Packaging Systems' operating profit margin was 15.7% and 17.2% for the nine months ended September 30, 2008 and 2007, respectively. Operating profit decreased $1.2 million, or 4.4% to $26.7 million for the nine months ended September 30, 2008, as compared with and the nine months ended September 30, 2007, as higher sales volumes in our specialty dispensing products and our industrial closures, rings and levers were more than offset by decreases in sales of our laminates and insulation products and by increasing commodity costs. Energy Products' operating profit margin was 15.7% and 13.8%, respectively, for each of the nine months ended September 30, 2008 and 2007. Operating profit increased $7.8 million, or approximately 45.7%, for the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007, due primarily to increased sales levels in our specialty gasket business and increased sales and operating margins in our engine business, which were partially offset by costs associated with the separation of the former Group President. Industrial Specialties' operating profit margin was 20.6% and 21.0% for the nine months ended September 30, 2008 and 2007, respectively. Operating profit increased $2.4 million, or approximately 7.4%, for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, due primarily to higher sales levels, most notably in our aerospace fastener and industrial cylinder businesses, which were partially offset by lower absorption of fixed costs in our specialty fittings business and costs associated with the separation of the former Group President. RV & Trailer Products' operating profit margin declined to 4.3% for the nine months ended September 30, 2008, from 11.0% for the nine months ended September 30, 2007. Operating profit decreased $10.6 million in the nine months ended September 30, 2008, as compared with the nine months ended September 30, 2007, due primarily to the sales volume decline between years, primarily in our North American trailer and electrical businesses.

Recreational Accessories' operating profit margin was 5.5% and 7.3% in the nine months ended September 30, 2008 and 2007, respectively. Operating profit decreased $5.6 million in the nine months ended September 30, 2008, compared with the nine months ended September 30, 2007, primarily due to the lower sales volumes in our towing and retail businesses, which were partially offset by cost savings as a result of the closure of our Huntsville facility in the fourth quarter of 2007 and lower discretionary spending in our towing products business.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.5% and 12.6% for the nine months ended September 30, 2008 and 2007, respectively. Adjusted EBITDA increased $10.2 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The increase in Adjusted EBITDA is consistent with the change in operating profit between years after consideration approximately $2.0 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007.

         Packaging Systems.    Net sales increased $8.3 million, or approximately 5.1%, to $170.5 million in the nine months ended September 30, 2008, as compared to $162.2 million in the nine months ended September 30, 2007. Overall, sales increased approximately $4.3 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products and new product introductions increased by approximately $1.9 million and sales of our industrial closures, rings and levers increased by approximately $5.9 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. These increases in sales were partially offset by decreases in sales of our laminates and insulation products of approximately $3.8 million as a result of lower levels of commercial construction activity.

        Packaging Systems' gross profit increased approximately $0.6 million to $49.2 million, or 28.8% of sales, in the nine months ended September 30, 2008, as compared to $48.6 million, or 29.9% of sales, in the nine months ended September 30, 2007. The increase in gross profit between years is primarily attributed to the increased sales volume for our specialty dispensing products and our industrial closures, which were partially offset by lower sales volumes in our laminates and insulation products and increased steel and resin costs.

        Packaging Systems' selling, general and administrative expenses increased approximately $1.9 million to $22.8 million, or 13.3% of sales, for the nine months ended September 30, 2008, as compared to $20.9 million, or 12.9% of sales, in the nine months ended September 30, 2007. The increase is primarily as a result of compensation and other related expenses incurred supporting our sales growth initiatives.

        Packaging Systems' operating profit decreased $1.2 million to $26.7 million, or 15.7% of sales, in the nine months ended September 30, 2008, as compared to $27.9 million, or 17.2% of sales, in nine months ended September 30, 2007, as sales increases of our specialty dispensing products, new product introductions and industrial closures, rings and levers were more than offset by the lower sales volumes in our laminate and insulation products, increased raw material costs and investments made in supporting our sales growth initiatives.

        Packaging Systems' Adjusted EBITDA increased $0.6 million to $38.3 million, or 22.4% of sales, in the nine months ended September 30, 2008, as compared to $37.7 million, or 23.2% of sales, in the nine months ended September 30, 2007. After consideration of approximately $2.0 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

         Energy Products.    Net sales for the nine months ended September 30, 2008 increased $34.5 million, or 28.0%, to $157.4 million, as compared to $122.9 million in the nine months ended September 30, 2007. Sales of specialty gaskets and related fastening hardware increased approximately $11.5 million as a result of increased demand from existing customers due to continued high levels of turn-around activity at petrochemical refineries and increased demand for replacement parts as refineries continue to operate at capacity. Sales of slow speed engines and compressors and related products increased approximately $23.0 million, primarily due to increased single cylinder engine demand in both the U.S. and Canadian markets, driven by completion of previously drilled wells and heavy demand for gas production equipment and spare parts.

        Gross profit within Energy Products increased $9.4 million to $44.7 million, or 28.4% of sales, in the nine months ended September 30, 2008, as compared to $35.3 million, or 28.7% of sales, in the nine months ended September 30, 2007. The increase in gross profit is primarily as a result of the increase in sales levels between years. This volume-related increase was partially offset by increased costs associated with supply chain interruptions resulting in higher domestic production costs and costs associated with the move to a new location for one of our specialty gasket branches and costs related thereto.

        Selling, general and administrative expenses within Energy Products increased $1.7 million to $20.0 million, or 12.7% of net sales, in the nine months ended September 30, 2008, as compared to $18.3 million, or 14.9% of net sales, in the nine months ended September 30, 2007. This increase was due to increased compensation and commission expenses in support of our sales growth initiatives and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President in the second quarter.

        Overall, operating profit within Energy Products increased $7.8 million to $24.7 million, or 15.7% of sales, in the nine months ended September 30, 2008, as compared to $16.9 million, or 13.8% of sales, in the nine months ended September 30, 2007, due principally to higher sales volumes, which were partially offset by severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President in the second quarter.

        Energy Products' Adjusted EBITDA increased $7.7 million to $26.7 million, or 16.9% of sales, in the nine months ended September 30, 2008, as compared to $19.0 million, or 15.5% of sales, in the nine months ended September 30, 2007, consistent with the improvement in operating profit between years.

         Industrial Specialties.    Net sales for the nine months ended September 30, 2008 increased $14.4 million, or 9.4%, to $168.9 million, as compared to $154.5 million in the nine months ended September 30, 2007. Net sales increased 14.3% in our aerospace fastener business, as we continued to benefit from market share gains as well as strong overall market demand. Sales in our industrial cylinder business improved by 7.1% due to increases in sales of our exported ISO cylinder. Net sales in our defense business and precision cutting tool businesses were essentially flat as compared to 2007. Sales within our specialty fittings business declined approximately 14.9% due to weak domestic automotive market demand. Finally, this segment benefited from approximately $6.5 million of sales from our medical device business, which was acquired in the third quarter of 2007.

        Gross profit within Industrial Specialties increased $3.5 million to $49.0 million, or 29.0% of sales, in the nine months ended September 30, 2008, from $45.5 million, or 29.5% of sales, in the nine months ended September 30, 2007. Gross profit increased primarily as a result of the increase in sales levels between years. This increase in gross profit was partially offset by increased operating costs in our specialty fittings business, due primarily to lower absorption of fixed costs as a result of lower production and sales levels.

        Selling, general and administrative expenses increased $1.1 million to $14.0 million, or 8.3% of sales, in the nine months ended September 30, 2008, as compared to $12.9 million, or 8.4% of sales, in the nine months ended September 30, 2007, primarily due to the acquisition of our medical device business in the third quarter of 2007 and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President.

        Operating profit increased $2.4 million to $34.8 million, or 20.6% of sales, for the nine months ended September 30, 2008, as compared to $32.4 million, or 21.0% of sales, in the nine months ended September 30, 2007. This increase relates to the benefit of higher sales levels between years, which was partially offset by lower absorption of fixed costs in our specialty fittings business, and increased selling and general and administrative expenses, primarily related to our newly acquired medical device business in the third quarter of 2007 and costs associated with the separation of the former Group President.

        Industrial Specialties' Adjusted EBITDA increased $3.1 million to $39.2 million, or 23.2% of sales, in the nine months ended September 30, 2008, as compared to $36.1 million, or 23.3% of sales, in the nine months ended September 30, 2007. After consideration of approximately $0.7 million of increased depreciation expense primarily as the result of the acquisition of previously leased assets with the use of proceeds from our IPO in May 2007, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

         RV & Trailer Products.    Net sales decreased $10.0 million to $142.4 million for the nine months ended September 30, 2008, as compared to $152.4 million for the nine months ended September 30, 2007. Net sales were favorably impacted by approximately $5.4 million of currency exchange, as our reported results in U.S. dollars benefited from a stronger Australian dollar. In addition, this segment benefited from increased sales of approximately $4.8 million in our legacy Australian business, including the acquisition of Parkside Towbars, which was completed in the first quarter of 2008. However, these amounts were more than offset by a decline in North American sales of approximately $20 million due to continued weak demand as a result of current economic uncertainty, and reduced demand for our trailer and electrical products, across the majority of market channels.

        RV & Trailer Products' gross profit decreased $9.8 million to $24.8 million, or 17.4% of sales, for the nine months ended September 30, 2008, from approximately $34.6 million, or 22.7% of sales, in the nine months ended September 30, 2007. Of the decrease in gross profit between years, approximately $3.5 million was attributed to the decline in sales volumes between periods. Gross profit between years was further impacted by operating inefficiencies and lower absorption of fixed costs resulting from reduced manufacturing activity in response to lower demand and a less favorable product sales mix, as our more profitable electrical products comprised a lower percentage of overall sales. These decreases were in part offset by pricing initiatives, reductions in variable spending in response to lower sales levels, and the favorable effects of currency exchange as a result of a stronger Australian dollar.

        Selling, general and administrative expenses increased $1.0 million to $18.6 million, or 13.0% of sales, in the nine months ended September 30, 2008, as compared to $17.6 million, or 11.6% of sales, in the nine months ended September 30, 2007. This increase was due primarily to $1.6 million in higher spending within our Australian business, including our recently acquired Parkside Towbars business, and to support growth initiatives in Thailand. This amount was in part offset by reductions in the North American fixed and discretionary spending in response to the difficult market conditions and reduced demand for our trailer and electrical products.

        RV & Trailer Products' operating profit declined $10.6 million, to approximately $6.1 million, or 4.3% of sales, in the nine months ended September 30, 2008, from $16.7 million, or 11.0% of net sales, in the nine months ended September 30, 2007. The impact of the sales volume decline, lower absorption of fixed costs and a less favorable product sales mix in our trailer and electrical products businesses in North America more than offset the impact of higher sales and gross profit in our

Australian business, including the acquisition of Parkside Towbars, and the favorable effects of currency exchange as a result of a stronger Australian dollar.

        RV & Trailer Products' Adjusted EBITDA decreased $10.9 million to $11.9 million, or 8.4% of sales, for the nine months ended September 30, 2008, from $22.8 million, or 15.0% of sales, for the nine months ended September 30, 2007, consistent with the decline in operating profit between years.

         Recreational Accessories.    Recreational Accessories' net sales decreased $24.3 million to $214.4 million for the nine months ended September 30, 2008, from $238.7 million in the nine months ended September 30, 2007. Sales within our towing products business decreased approximately $6.8 million in the first three quarters of 2008 as compared to the first three quarters of 2007, as increases in sales of new products were more than offset by declines in sales in the installer, distributor and original equipment channels, due to continued weak end-market demand and low consumer confidence resulting from uncertain economic conditions. Sales in our retail business declined $17.5 million in the first three quarters of 2008 as compared to the first three quarters of 2007 due to the combination of lower sales volumes as a result of the current economic uncertainty and changes in certain customer promotional programs and one-time product pipeline fills that did not recur in 2008.

        Gross profit within Recreational Accessories decreased $7.5 million to $56.1 million, or 26.2% of sales, for the nine months ended September 30, 2008, as compared to $63.6 million, or 26.7% of sales, for the nine months ended September 30, 2007. Of the decline in gross profit, approximately $5.6 million resulted from the decrease in sales year-over-year and $1.6 million of was due to higher costs associated with customer promotional programs. The remaining net decrease between years resulted from the impact of increasing commodity and higher freight costs which were largely offset by pricing initiatives and cost savings realized as a result of the closure of our Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007.

        Recreational Accessories' selling, general and administrative expenses decreased by $1.8 million to $44.2 million, or 20.6% of sales, for the nine months ended September 30, 2008, as compared to $46.0 million, or 19.3% of sales, for the nine months ended September 30, 2007. The decrease between years was due primarily to reductions in selling and distribution expenses in our towing products business as a result of further consolidation of our warehouse and distribution network, lower discretionary spending corresponding with the decline in sales in our installer and distributor channels and lower promotional spending overall in our retail channel business.

        Recreational Accessories' operating profit decreased $5.6 million to approximately $11.8 million, or 5.5% of sales, for the nine months ended September 30, 2008, from $17.4 million, or 7.3% of sales, for the nine months ended September 30, 2007. The decline in operating profit is primarily the result of the decline in sales between years, which was partially offset by cost savings due to the closure of the Huntsville facility, lower costs due to the further consolidation of the distribution network within our towing products business and continued lower discretionary spending in both our towing products and retail businesses in response to the decline in sales in certain end-markets.

        Recreational Accessories' Adjusted EBITDA decreased $6.1 million to $19.0 million, or 8.9% of sales, for the nine months ended September 30, 2008, from $25.1 million, or 10.5% of sales, for the nine months ended September 30, 2007, consistent with the decline in operating profit between years.

         Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Nine months ended September 30,
	2008	2007
	(in millions)
Corporate operating expenses	$8.8	$9.9
Employee costs and related benefits	9.4	7.0
Costs for early termination of operating leases	—	4.2
Management fees and expenses	—	12.1

Corporate expenses and management fees—operating profit	$18.2	$33.2
Receivables sales and securitization expenses	2.2	3.4
Depreciation	(0.1)	(0.1)
Other, net	(0.4)	(0.7)

Corporate expenses and management fees—Adjusted EBITDA	$19.9	$35.8

        Corporate expenses and management fees decreased $15.0 million to $18.2 million in the nine months ended September 30, 2008, from $33.2 million in the nine months ended September 30, 2007. The decrease between years is primarily due to the impact of the use of IPO proceeds, which included payment of a $10.0 million termination fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and a $4.2 million of costs and expenses related to the early termination of operating leases. Additionally, we incurred higher-than-normal professional services fees during 2007 in support of our efforts to fully document and complete initial testing associated with the requirements of Sarbanes-Oxley. We also experienced lower operating expenses associated with our Asian sourcing office. Employee costs and related benefits increased by $2.4 million in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, due to approximately $1.6 million of severance and other costs incurred in connection with our corporate office restructuring in the second quarter of 2008 and an increase in equity compensation expense of $0.8 million. Receivables sales and securitization expenses decreased by approximately $1.2 million in the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007, due primarily to decreases in the weighted average securitization rate from 7.3% in 2007 to 4.7% in 2008.

         Interest Expense.    Interest expense, including debt extinguishment costs, decreased approximately $18.2 million, to $42.2 million for the nine months ended September 30, 2008, as compared to $60.4 million for the nine months ended September 30, 2007. Debt extinguishment costs of $7.4 million were incurred in connection with the retirement of $100.0 million face value of senior subordinated notes in June 2007. In addition, the Company incurred approximately $5.0 million less in interest expense in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007 due to the aforementioned retirement of the $100.0 million senior subordinated notes in June 2007 in connection with the use of IPO proceeds. The remainder decrease is primarily the result of a decrease in our weighted average interest rate on variable-rate U.S. borrowings to approximately 5.4% during the first nine months of 2008, from approximately 8.0% during the first nine months of 2007. Weighted average U.S. borrowings decreased from approximately $299.4 million in the nine months ended September 30, 2007 to approximately $297.8 million in the nine months ended September 30, 2008.

         Other Expense, Net.    Other expense, net decreased approximately $0.5 million to $3.0 million for the nine months ended September 30, 2008, from $3.5 million for the nine months ended September 30, 2007. The amounts in both periods primarily represent expenses incurred in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs. The expense was lower in 2008 due to lower average securitization rates. In addition, we recognized losses on transactions denominated in foreign currencies of approximately $0.4 million and $0.3 million during the nine months ended September 30, 2008 and 2007, respectively.

         Income Taxes.    The effective income tax rate was 37% for the nine months ended September 30, 2008 and 2007, respectively. In the nine months ended September 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $27.2 million and $13.5 million, respectively. In the nine months ended September 30, 2007, the Company reported a domestic pre-tax loss of approximately $0.1 million and foreign pre-tax income of approximately $14.4 million, respectively.

         Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, and our N.I. Industries property management line of business, currently held for sale, through September 30, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Income from discontinued operations, net of income tax expense, was $0.2 million and $1.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the nine months ended September 30, 2008 was approximately $22.8 million as compared to $46.9 million for the nine months ended September 30, 2007. The decrease between years is primarily the result of reductions in amounts outstanding under our receivables securitization facility of approximately $26.7 million during the nine months ended September 30, 2008, as compared to net proceeds therefrom of approximately $28.6 million during the nine months ended September 30, 2008. This change in net proceeds/reductions in accounts receivable securitization was partially offset by working capital management, consisting primarily of lower increases in accounts receivable and inventories when compared to the year ago period.

        Net cash used for investing activities for the nine months ended September 30, 2008 was approximately $24.2 million as compared to $59.9 million for the nine months ended September 30, 2007. During the first nine months of 2008, we paid approximately $2.9 million for the acquisition of Parkside Towbars, net of cash acquired, and approximately $3.5 million in additional purchase price in connection with earn-out clauses related to prior year acquisitions. In 2007, we purchased approximately $30.0 million of machinery and equipment subject to operating leases, $17.1 million which was completed by using proceeds from our initial public offering and $12.9 million which related to our Frankfort, Indiana industrial fastening business, which was sold in February 2007. In the third quarter 2007, we paid approximately $13.5 million to acquire certain assets from Quest Technologies, Inc. for our Cequent towing business and all of the capital stock of DEW Technologies, Inc., a medical device manufacturer. We also generated cash proceeds of $4.0 million associated with the sale of the Frankfort, Indiana industrial fastening business in February 2007. During the first nine months of 2008, capital expenditures and proceeds from disposition of assets, excluding the Frankfort sale, were relatively consistent with the levels in the first nine months of 2007.

        Net cash provided by financing activities was approximately $1.3 million for the nine months ended September 30, 2008, as compared to net cash provided by financing activities of approximately $13.6 million for the nine months ended September 30, 2007. During the first nine months of 2008 the net cash provided by financing activities represents additional borrowings under our existing credit facilities. During the first nine months of 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million. We used these net proceeds, along with cash on hand and revolving credit borrowings, to retire $100.0 million face value of senior subordinated notes and fund the related $4.9 million call premium, to fund the $10 million advisory services agreement termination fee and for the payment to early terminate operating leases and acquire the underlying machinery and equipment. In addition, we repaid approximately $12.9 million of borrowings under our existing credit facilities.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At September 30, 2008, approximately $254.8 million was outstanding on the term loan and $2.9 million was outstanding on the revolving credit facility. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios is the leverage ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.08 to 1.00 at September 30, 2008 and we were in compliance with our covenants as of that date.

        The following is the reconciliation of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement as in effect on September 30, 2008, for the twelve month period ended September 30, 2008.

	Year Ended December 31, 2007	Less: Nine Months Ended September 30, 2007	Add: Nine Months Ended September 30, 2008	Twelve Months Ended September 30, 2008
	(dollars in thousands)
Net income (loss), as reported	$(158,430)	$10,440	$25,640	$(143,230)
Bank stipulated adjustments:
Interest expense, net (as defined)	68,310	52,920	42,300	57,690
Income tax expense (benefit)(1)	(10,410)	6,960	15,310	(2,060)
Depreciation and amortization	41,350	30,380	32,440	43,410
Extraordinary non-cash charges(2)	178,450	—	—	178,450
Heartland monitoring fee and expenses(3)	12,000	12,000	—	—
Interest equivalent costs(4)	4,230	3,200	2,210	3,240
Non-cash expenses related to stock option grants(5)	570	350	1,160	1,380
Other non-cash expenses or losses	4,450	2,950	2,540	4,040
Losses on early termination of operating leases from net proceeds of an IPO	4,230	4,230	—	—
Non-recurring expenses or costs for cost savings projects(6)	6,630	740	2,860	8,750
Permitted dispositions(7)	240	(1,420)	230	1,890
Permitted acquisitions(8)	2,550	2,470	40	120
Debt extinguishment costs(9)	7,440	7,440	—	—

Consolidated Bank EBITDA, as defined	$161,610	$132,660	$124,730	$153,680

	September 30, 2008
	(dollars in thousands)
Total long-term debt	$615,790
Aggregate funding under the receivables securitization facility	11,000

Total Consolidated Indebtedness, as defined	$626,790

Consolidated Bank EBITDA, as defined	$153,680
Actual leverage ratio	4.08	x

Covenant requirement	5.00	x

(1)
Amount includes tax benefits associated with discontinued operations and cumulative effect of accounting change.

(2)
Non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(3)
Represents management fees and expenses paid to Heartland pursuant to the former Advisory Services Agreement and Advisory Services Agreement termination.

(4)
Interest-equivalent costs associated with the use of the Company's receivables securitization facility.

(5)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(6)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $50,000,000 in aggregate.

(7)
EBITDA from permitted dispositions, as defined.

(8)
EBITDA from permitted acquisitions, as defined.

(9)
Includes approximately $4.9 million call premium, $2.3 million write-off of debt issue costs and $0.3 million accretion of net discount, all incurred in connection with the retirement of $100.0 million face value of our senior subordinated notes in the second quarter of 2007.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million (approximately $0.1 million outstanding at September 30, 2008) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $2.4 million outstanding at September 30, 2008) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $23 million Australian dollars (approximately $18.4 million outstanding at September 30, 2008) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost). In addition to the financial ratio covenants there are other financial restrictions such as restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of September 30, 2008, total borrowings in the amount of $20.9 million were outstanding under these arrangements.

        Another important source of liquidity is our $90.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2008, we had $11.0 million utilized under our accounts receivable facility and $48.8 million of available funding based on eligible receivables and after consideration of leverage restrictions. At September 30, 2008, we also had $2.9 million outstanding under our revolving credit facility and had an additional $113.1 million potentially available after giving effect to approximately $34.0 million of letters of credit issued to support our ordinary course needs and after consideration of leverage restrictions. At September 30, 2008, we had aggregate available funding under our accounts receivable facility and our revolving credit facility of $141.6 million after consideration of the aforementioned leverage restrictions. The letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

        We also have $337.8 million (face value) 9 7/8% senior subordinated notes outstanding at September 30, 2008, which are due in 2012, following our $100.0 million retirement effective in the second quarter of 2007. We may choose to repurchase our senior subordinated notes in the open market or in privately negotiated transactions opportunistically on terms we believe to be favorable. These transactions may be effected for cash (from cash and cash equivalents, borrowings under our credit facility, or proceeds from sale of debt or equity securities), in exchange for common stock, or a combination of both. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in aggregate, be material.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 10,

"Long-term Debt," to the accompanying consolidated financial statements as of September 30, 2007. Based on amounts outstanding at September 30, 2008, a 1% increase or decrease in the per annum interest rate for borrowings under our revolving credit facilities would change our interest expense by approximately $2.8 million annually.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On May 23, 2007, following our initial public offering, Standard & Poor's upgraded our credit facilities, corporate credit and senior subordinated notes ratings to BB-, B+ and B-, respectively, from B+, B and CCC+, respectively, each with a stable outlook. These ratings remain in place as of September 30, 2008. As of June 30, 2006, Moody's assigned our credit facilities, corporate credit and senior subordinated notes ratings of Ba2, B2 and B3 respectively, each with a stable outlook. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. In connection with the consummation of our initial public offering in May 2007 and the use of proceeds therefrom, the applicable margin on all loans under our amended and restated credit agreement were reduced by 0.5% per annum based on the ratings assigned to our credit facilities by Standard & Poor's being and remaining at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's being and remaining at B1 (stable) or better.

Off-Balance Sheet Arrangements

        We are party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $90.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Upon sale of receivables, our subsidiaries that originated the receivables retain a subordinated interest. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2008, we had $11.0 million utilized and $48.8 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

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

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115," which permits entities to choose to measure certain financial instruments and other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and the Company has made no determination whether or not it will elect this option for financial instruments it may acquire in the future.

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

         Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $4.3 million at September 30, 2008. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

Evaluation of disclosure controls and procedures

        As of September 30, 2008, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of September 30, 2008, we were a party to approximately 721 pending cases involving an aggregate of approximately 7,497 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Nine months ended September 30, 2008	9,544	603	2,591	59	$2,172	$2,899,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,497 claims pending at September 30, 2008, 192 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 154 of the 192 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 36 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 2 sought over $10.0 million (which includes compensatory and punitive damages) . Solely with respect to compensatory damages, 159 of the 192 claims sought between $50,000 and $600,000, 31 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 155 of the 192 claims sought between $0 and $2.5 million, 36 sought between $2.5 and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1(n)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(n)	Second Amended and Restated By-laws of TriMas Corporation.
4.1(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(a)	Form of note (included as Exhibit 4.1(a) above).
4.3(a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(e)	Supplemental Indenture dated as of March 4, 2003.
4.6(f)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(g)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8(r)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(l)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(k)	Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6(a)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.7(m)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.8(j)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.9(p)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.10(q)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.11(j)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.12(r)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.13(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.14(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.15	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.16	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.17	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.18	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.19(c)	Stock Purchase Agreement by and among 2000 Riverside Capital Appreciation Fund, L.P., the other Stockholders of HammerBlow Acquisition Corp. listed on Exhibit A thereto and TriMas Company LLC dated as of January 27, 2003.
10.20(d)	Stock Purchase Agreement by and Among TriMas Company LLC and The Shareholders and Option Holders of Highland Group Corporation and FNL Management Corp. dated February 21, 2003.
10.21(f)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.22(f)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.21(f) above).
10.23(h)	Form of Stock Option Agreement.
10.24(u)	Annual Value Creation Program.
10.25	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.26(i)	Form of Indemnification Agreement.
10.27(l)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.28(u)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.29(l)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.30(m)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.31(m)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.32(m)	Management Rights Agreement.
10.33	Executive Severance/Change of Control Policy.
10.34(o)	TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.35(o)	First Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.36(o)	Second Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.37	Third Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.38	Fourth Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan
10.39(s)	Separation Agreement dated April 10, 2008.
10.40(t)	Letter Agreement dated April 28, 2008.
10.41(u)	Letter Agreement dated July 1, 2008.
10.42	ISDA 2002 Master Agreement between JPMorgan Chase Bank, National Association and TriMas Corporation dated as of April 29, 2008.
10.43	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(f)
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

(g)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(h)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).

(i)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).

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

(o)
Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).

(p)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on January 4, 2008 (File No. 001-10716).

(q)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 26, 2008 (File No. 001-10716).

(r)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).

(s)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on April 10, 2008 (File No. 001-10716).

(t)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 2, 2008 (File No. 001-10716).

(u)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).

 Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: November 10, 2008	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer

QuickLinks

TriMas Corporation Index
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
TriMas Corporation Consolidated Balance Sheet (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Operations (Unaudited—dollars in thousands, except for per share amounts)
TriMas Corporation Consolidated Statement of Cash Flows (Unaudited—dollars in thousands)
TriMas Corporation Consolidated Statement of Shareholders' Equity Nine months Ended September 30, 2008 (Unaudited—dollars in thousands)
TRIMAS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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