Form 10-K
period 2008-12-31
TRIMAS CORP
filed 2009-03-10
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.
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

        The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2008 was approximately $108.3 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the New York Stock Exchange. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.

        As of March 10, 2009, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,620,410 shares.

        Portions of the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.    Business

        We are a manufacturer of highly engineered and applied products serving focused markets in a diverse range of commercial, industrial and consumer applications. Most of our businesses share important characteristics, including leading market shares, strong brand names, broad product offerings, established distribution networks, relatively high operating margins, relatively low capital investment requirements, product growth opportunities and strategic acquisition opportunities. We believe that a majority of our 2008 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories. In addition, we believe that in many of our businesses, we are one of only a few manufacturers in the geographic markets where we currently compete.

Our Business Segments

        We operate through five business segments, which had net sales and operating profit (loss) in 2008 as follows: Packaging Systems (net sales: $161.3 million; operating loss: $31.2 million), Energy Products (net sales: $213.8 million; operating profit: $32.7 million), Industrial Specialties (net sales: $221.8 million; operating profit: $19.7 million), RV & Trailer Products (net sales: $174.6 million; operating loss: $43.3 million), and Recreational Accessories (net sales: $249.8 million; operating loss: $32.1 million).

        We recorded pre-tax goodwill and indefinite-lived intangible asset impairment charges in the fourth quarter of 2008 of $33.6 million and $3.8 million, respectively, in our Recreational Accessories reporting unit, $42.5 million and $5.0 million, respectively, in our RV & Trailer Products reporting unit and $58.7 million and $3.8 million, respectively, in a reporting unit within our Packaging Systems segment. We also recorded a pre-tax goodwill impairment charge in the fourth quarter of 2008 of $24.8 million in certain reporting units within our Industrial Specialties segment. During the fourth quarter of 2008, we experienced a significant decline in our stock price and, as a result, our market capitalization fell below the recorded value of our consolidated net assets. The reduced market capitalization reflected, in part, the impact to our businesses of weakening market demand and declining order intake as a result of the economic recession in the US and other major global economies, the significant decline in the financial markets, and the continued uncertainty and lack of availability in the credit markets. The decline in the Company's market capitalization was not isolated to a single reporting unit and was reflective of an overall market view that the value of the total Company had declined significantly. Considering the uncertainty as to how long these end market conditions would persist and the related impacts on our businesses, we reduced the values of our reporting units, consistent with the decline in our market capitalization, resulting in the impairment charges.

        In the fourth quarter of 2007, we recorded pre-tax, non-cash goodwill and indefinite-lived intangible asset impairment charges of $100.8 million and $70.4 million in our RV & Trailer Products and Recreational Accessories segments, respectively. In the fourth quarter of 2006, we recorded a pre-tax, non-cash goodwill impairment charges of $97.5 million and $19.0 million, respectively, in our RV & Trailer Products and Recreational Accessories segments. The impairment charges in 2007 were primarily the result of continued weak end markets in these businesses, an uncertain economic outlook, declining consumer confidence and declines in our stock price during late 2007. The 2006 impairment charges resulted from declining sales and/or profitability as compared to sales and profitability levels in prior years and our operating plan and changes in their estimated market values. The goodwill impairment charges are more fully described in Note 8, "Goodwill and Other Intangible Assets," of the financial statements attached hereto.

        In addition to our business segments as presented, we have discontinued certain lines of businesses over the past three years as follows, the results of which are presented as discontinued operations for all periods presented in the financial statements attached hereto:

  •
  During the fourth quarter of 2008, we entered into a binding agreement to sell certain assets within our specialty laminates, jacketings and insulation tapes line of business, which was previously included within our Packaging Systems segment.

  •
  In the fourth quarter of 2007, we reached a decision to sell the N.I. Industries rocket launcher and property management businesses within our Industrial Specialties segment. We sold the rocket launcher business in December 2007. The property management line of business has not yet been sold.

  •
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

Packaging Systems

        We believe Packaging Systems is a leading designer, manufacturer and distributor of specialty, highly engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications. We believe that Packaging Systems is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Packaging Systems manufactures high performance, value-added products that are designed to enhance its customers' ability to store, ship, process and dispense various products in the industrial, agricultural, consumer, personal care and pharmaceutical markets. Packaging Systems' products include steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems, such as pumps and specialty sprayers.

        Our Packaging Systems brands, which include Rieke®, Englass®, and Stolz® are well established and recognized in their respective markets.

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

  •
  Rieke Italia, located in Italy, specializes in ring and lever closures that are used in the European industrial market. This specialty closure system is also sold into the North American Free Trade Agreement ("NAFTA") markets.

Competitive Strengths

        We believe Packaging Systems benefits from the following competitive strengths:

  •
  Strong Product Innovation.  We believe that Packaging Systems' research and development capability and new product focus is a competitive advantage. For more than 85 years, Packaging Systems' product development programs have provided innovative and proprietary product solutions, such as the VISEGRIP® steel flange and plug closure, the POLY-VISEGRIPTM plastic closure and the all-plastic, environmentally safe, self-venting FLEXSPOUT® flexible pouring spout. Packaging Systems' emphasis upon highly engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending.

  •
  Customized Solutions that Enhance Customer Loyalty and Relationships.  A significant portion of Packaging Systems' products are customized for end-users. Packaging Systems provides extensive in-house design and development technical staff to provide solutions to customer requirements for closures and dispensing applications. For example, the installation in customer drum and pail plants of customized, patent protected, Rieke-designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, we are able to support favorable pricing and generate a high degree of customer loyalty. Rieke has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

  •
  Leading Market Positions and Global Presence.  We believe that Packaging Systems is a leading designer and manufacturer of plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Packaging Systems maintains a global presence, reflecting its global opportunities and customer base. All of Rieke's manufacturing facilities around the world have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

Strategies

        We believe Packaging Systems has significant opportunities to grow, including:

  •
  New Product Applications.  Rieke has focused its research and development capabilities on North American consumer applications requiring special packaging forms, and stylized containers and dispenser applications requiring a high degree of functionality and engineering. During calendar year 2008, we introduced two major new dispensing products into various markets: an airless dispensing system for dosing hygienic solutions such as lotions, creams and gels, and an airless high viscosity dispensing system ("HVDS").

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

  •
  Increased International Presence.  Packaging Systems has increased its international manufacturing and sales presence, adding a manufacturing facility in China and increasing capabilities at its locations in Europe. By maintaining a presence in certain foreign locations, Rieke hopes to continue to discover new markets and new applications in international markets and to capitalize on lower-cost production opportunities.

Marketing, Customers and Distribution

        Packaging Systems employs an internal sales force in the NAFTA and European regions, and uses third-party agents and distributors in key geographic markets, including Europe, South America and Asia. Rieke's agents and distributors primarily sell directly to container manufacturers and to users or fillers of containers. While the point of sale may be to a container manufacturer, Rieke, via a "pull through" strategy, calls on the container user or filler and suggests that it specify that a Rieke product be used on its container.

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

        Packaging Systems' primary customers include Berlin Packaging, Boots, Diversey, Ecolab, Lyons Magnus, Pepsi, Pharmacia, Schering Plough, and Wings Foods as well as major container manufacturers around the world. Packaging Systems maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

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

Energy Products

        We believe Energy Products is a leading designer, manufacturer and distributor of a variety of engines and engine replacement parts and accessory fabricated steel products used at well sites for the oil and gas industry as well as metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets. Our companies and brands which comprise this segment include Lamons® Gasket and Arrow® Engine.

        Lamons manufactures and distributes metallic and nonmetallic industrial gaskets and complementary fasteners for refining, petrochemical and other industrial applications principally in the United States and Canada. Gaskets and complementary fasteners are supplied both for industrial original equipment manufacturers and maintenance repair operations.

        Arrow Engine manufactures specialty engines, chemical pumps, compressors, gas production equipment, fabricated steel products used at well sites and engine replacement parts for the oil and natural gas extraction and other industrial engine markets, which are distributed through a worldwide distribution network with a particularly strong presence in the U.S. and Canada.

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

  •
  Broad Product Portfolio.  Arrow Engine currently offers a broad range of products within the oil and gas industry and industrial engine markets. New product development and expanding complimentary product offerings to these existing markets are key initiatives for Arrow Engine, while simultaneously expanding into new energy markets through its distributors. Recent examples of new products include the introduction of a new line of compressors and gas production equipment with complimentary meter run capability. In these and other instances, Arrow Engine expects the expansion of their product offerings to existing customers to fuel future growth.

  •
  Established and Extensive Distribution Channels.  Our Energy Products businesses utilize an established hub-and-spoke distribution system whereby our primary manufacturing facility supplies product to our highly knowledgeable network of worldwide distributors, which are located in close proximity to our primary customers. This established network comprised of both Company-owned and third-party distributors allows us to add new customers in various locations or to increase distribution to existing customers with relatively small increases in incremental costs. Our experienced in-house sales support team works with our network of distributors to create a strong market presence in all aspects of the oil and gas and petrochemical refining industries.

Strategies

        We believe Energy Products has significant opportunities to grow, including:

  •
  Strong Product Innovation.  Energy Products has a history of successfully creating and introducing new products. Arrow Engine has recently developed new products in the area of industrial engine spare parts for various industrial engines, including selected engines manufactured by Caterpillar, Waukesha, Ajax and Gemini. The company has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market.

  •
  Entry into New Markets and Development of New Customers.  Energy Products has significant opportunities to grow its businesses by offering its products to new customers and new markets. Lamons is presently targeting both additional industries (pulp and paper, power plants, mining) and international expansion, including plans to ship directly from China and Europe, and plans further penetration in Europe, Asia and South America. Arrow Engine continues to focus on expanding market share in the United States and Canadian markets for oilfield pumping and gas compression engines and related products.

  •
  Pursue Lower-Cost Manufacturing and Sourcing Initiatives.  As the businesses in Energy Products expand and develop, we believe that there will be further opportunities to reduce their cost structures through streamlining manufacturing, overhead and administrative functions, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. Lamons and Arrow Engine have both advanced domestic manufacturing facilities and sourcing capabilities, most notably in China and India.

Marketing, Customers and Distribution

        Given the focused nature of many of our products, Energy Products relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end users. The narrow end-user base of many of these products makes it possible for Energy Products to respond to customer-specific engineered applications and provide a high degree of customer service. Gasket sales are made directly from the factory to major customers through Lamons' sales and service facilities in major regional markets, or through a large network of independent distributors. Lamons' overseas sales are either through our new sales and service facility in China, Lamons' licensees or through its many distributors. Arrow Engine markets product through a network of distributors, many with strong ties to larger energy companies that offer a wide range of products and services in the global oil and gas industry. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. Significant Energy Products' customers include BPAmoco, C.E. Franklin, Chevron, Dow, ExxonMobil, McJunkin Corporation, National Oilwell, Shearer, Weatherford Artificial Lift and Wilson Supply.

Competition

        Energy Products' primary competitors include Garlock (EnPro), Leader GT and Flexitallic/Siem in gaskets, Waukesha Engine, CAT and Cummins in engines and engine replacement parts, and Texsteam and Williams Pumps in the chemical pump line. Approximately 60% of the products of Energy Products' companies are highly-engineered, non-commodity, customer- specific products and most have large shares of small markets supplied by a limited number of competitors. In a significant number of areas, value-added design, finishing, warehousing, packaging, distribution and after-sales service have generated strong customer loyalty. This supplements lower cost manufacturing and relevant industry experience in promoting each of our business' competitiveness.

Industrial Specialties

        We believe Industrial Specialties is a leading designer, manufacturer and distributor of a diverse range of industrial products for use in focused markets within the aerospace, industrial, defense and medical device and instrument markets. This segment's products include aerospace fasteners, medical implants for spinal and trauma applications, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, precision tools for medical and industrial applications, tube nuts and fittings, military ordnance components and steel cartridge cases. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.

        Industrial Specialties' brands, including Monogram Aerospace Fasteners, Norris Cylinder, Hi-Vol Products, Keo® Cutters and Richards Micro-Tool, are well established and recognized in their respective markets.

  •
  Monogram Aerospace Fasteners.  We believe Monogram Aerospace Fasteners ("Monogram") is a leading manufacturer of permanent blind bolt and temporary fasteners used in commercial, business and military aircraft construction and assembly. Certain of Monogram's products contain patent protection, with additional patents pending. We believe Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Composi-Lok®, Composi-Lok®II and Ti-OSI blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

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

  •
  Precision Tool Company.  Precision Tool Company produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills and reamers. Markets served by these products include the industrial, aerospace, automotive and medical equipment industries. We believe Precision Tool Company's Keo® brand is the market share leader in the industrial combined drill and countersink niche. We believe Richards Micro-Tool is a leading supplier of miniature end mills to the tool-making industry. Richards Micro-Tool has also been successful in providing the growing medical device market with bone drills and dental reamers.

  •
  Hi-Vol Products.  We believe Hi-Vol Products ("Hi-Vol") is a market leading supplier of tube nuts and other cold formed parts to the automotive and industrial markets of North America. The products supplied by Hi-Vol are engineered to exacting specifications that are used in any number of fluid handling applications, including power steering lines, brake lines and transmission and oil cooling lines. Hi-Vol is currently launching a line of fuel system components for a next generation direct injection engine. Hi-Vol's market leading position is attributable to its long standing reputation for quality and innovation in the area of cold-forming hollow components.

  •
  NI Industries.  NI Industries manufactures large diameter shell casings provided to the United States government. We believe NI Industries is a leading manufacturer in its product markets, due in part to its capabilities in the entire metal-forming process from the acquisition of raw material to the design and fabrication of the final product. We believe that NI Industries is the only manufacturer in North America currently making deep-drawn steel cartridge cases. NI Industries has the capability to manufacture mortar shells and projectiles as well as rocket and missile casings using both hot and cold forming methods. In the third quarter of 2005, the Riverbank, California facility of NI Industries was named on the final Base Realignment and Closure ("BRAC") list. NI Industries is working with military and government personnel to provide continuing services at the Rock Island Arsenal, the ultimate location of the production lines currently managed by NI Industries in Riverbank.

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

Strategies

        We believe the businesses within the Industrial Specialties segment have significant opportunities to grow, based on the following:

  •
  Strong Product Innovation.  The Industrial Specialties segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram has developed the next generation Composi-Lok® offering a flush break upon installation, and is testing an enlarged foot-print version of the Composi-Lok® offering improved clamping force on composite structures. The company is also working on the next generation of temporary fastener which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. Norris Cylinder developed a process for manufacturing ISO cylinders capable of holding higher pressure gases, and has been awarded a U.N. certification for its ISO cylinders, making Norris the first manufacturer approved to distribute ISO cylinders domestically. Precision Tool Company is developing new products for use in the medical tool market. In recent periods, Hi-Vol has had success expanding its product offerings, and has been awarded a contract to produce a line of cold formed, machined fuel system components. Hi-Vol continues to work with customer engineering organizations to convert high cost screw machine products that are supplied by competitors to similar products that are manufactured by Hi-Vol using the cold forming process.

  •
  Entry into New Markets and Development of New Customers.  The Industrial Specialties segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In 2007 and 2008, virtually 100% of the ISO cylinder sales of Norris Cylinder have been shipped to Europe and Africa. In the last several years, Hi-Vol secured an global license to a specific thread configuration that has been used successfully by a number of its customers to minimize the occurrence of cross-threading during the assembly of brake and steering systems. In addition, Hi-Vol has more recently been awarded a contract from a transplant tier 2 supplier for a line of fuel system components that represents a significant expansion from the traditional product line and customers served by this company. Precision Tool Company continues to expand its offerings and capabilities in the market for medical and dental equipment tools.

Marketing, Customers and Distribution

        Industrial Specialties' customers operate primarily in the aerospace, industrial, commercial, defense, transportation, and medical equipment and device industries. Given the focused nature of many of our products, the Industrial Specialties segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram's aerospace fasteners and Hi-Vol's automotive fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products. Hi-Vol sells its products to distributors and manufacturers in automotive markets. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Industrial Specialties' OEM and aftermarket customers include Airbus, Air Liquide, Boeing, Cooper-Standard Automotive, Honeywell, Kaplan Industries, Martinrea, Medtronic, MSC Industrial, Nuvasive, Peerless, TI Automotive, Wesco, Western International and Worthington Cylinders.

Competition

        This segment's primary competitors include Cherry (PCC) and Fairchild Fasteners (Alcoa) in aerospace fasteners and H&L (Chicago Rivet) and Nagano in tube nuts and fittings. We believe that Monogram is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. Other competitors include Taylor Wharton and Worthington in cylinders; Lavalin and Chamberlain in shell casings; and Niagara Moon Cutters, Whitney Tool and Magafor in precision tools. Dew Technologies competes in a fragmented market of contract manufacturers serving the orthopedic device industry, although they represent a significant source of supply for the customers they serve. Industrial Specialties' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors.

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

        RV & Trailer Products has market-leading and distribution capabilities as described below:

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

  •
  Value Engineering.  RV & Trailer Products has extensive engineering and performance capability, enabling this segment to continue its product innovation, to continuously improve product reliability and to reduce manufacturing costs. The businesses within this segment conduct extensive testing of their products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis.

  •
  Flexibility in Supply.  As a result of significant restructuring activity completed over the last few years, RV & Trailer Products has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Complemented with its continued sourcing initiatives with supply partners in both China and Taiwan, this enhanced manufacturing capability allows RV & Trailer Products the opportunity to maximize its product offerings. RV & Trailer Products has the ability to produce, quickly and efficiently, low-volume, customized products in-house at its manufacturing facilities while outsourcing high-volume production to lower cost foreign supplier partners.

Strategies

        We believe that RV & Trailer Products has opportunities to grow, including the following:

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

  •
  International Expansion.  RV & Trailer Products remains strong in Australia with its Hayman-Reese™ brand and with the acquisition of Parkside Towbars in 2008, which gave us greater penetration into Western Australia. In addition, we have introduced products into the local market in Thailand after launching our plant there in 2006. We continue to investigate other international opportunities for our products.

  •
  Strong Product Innovation.  Historically, RV & Trailer Products has developed and successfully launched new products and presently is developing a range of product innovations. In trailer-related products, newer introductions include F-2 aluminum jack and RV landing gear. In electrical products there have been innovations in brake controls (P3), custom harnesses, LED lighting and electrical accessories.

Marketing, Customers and Distribution

        The RV & Trailer Products segment employs a dedicated sales force in each of the primary channels, including the national accounts, automotive and recreational vehicle OEMs, installer/distributor, trailer OEM and trailer aftermarket/distributor channels. This segment's product offerings are distributed through a variety of channels. These channels include installer/distributor (automotive, recreational vehicle and trailer) and OEMs (automotive, recreational vehicle, and trailer). RV & Trailer Products' Fulton®,

Bulldog® and Wesbar®-branded trailer and related accessory products are sold directly to major trailer OEMs and recreational vehicle distributors. In general, the trailer OEM industry is highly fragmented and specialized, and is generally a low value-added assembly industry. RV & Trailer Products relies upon strong historical relationships, significant brand heritage and its broad product offerings to bolster its trailer and accessory products sales through the OEM channel and in various aftermarket segments. End-users include owners of personal watercraft and large commercial-industrial trailer users, as well as horse and livestock trailering customers.

Competition

        The competitive environment for trailer products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. For instance, we believe that, across the various product categories that RV & Trailer Products offers, only a few competitors provide a similar array of products and services in multiple product categories. By comparison, RV & Trailer Products competes on the basis of its broader range of products, the strength of its brands and distribution channels, as well as quality and price. This segment's trailer products competitors include Dutton-Lainson, Peterson, Atwood and Shelby, each of whom competes within one or at most a few categories of RV & Trailer Products' broad trailer products portfolio. RV & Trailer Products' competitors for electrical products include Hopkins Manufacturing, Peterson Industries, Optronics, Grote and Hayes-Lemmerz, though each is positioned in a focused product line, as opposed to the group's broad product array in the electrical products category.

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

        Recreational Accessories has market-leading brands, which include Draw-Tite®, Reese®, Hidden Hitch®, Highland "The Pro's Brand®" and ROLA™. Recreational Accessories has positioned its brands to create pricing options for entry-level through premium product offerings across all of our distribution channels. We believe that no other competitor features a comparable array of brand names and products. Our main product categories are sold through a wide range of channels as described below:

  •
  The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, weight distribution systems, fifth-wheel hitches, ball mounts, draw bars, gooseneck hitches, brake controls, wiring harnesses and T-connectors and are sold to independent installers and distributor channels for automotive, truck and recreational vehicles. Similar towing accessory products are sold to the retail channel under the Reese Towpower™ and Reese Outfitter brand names.

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

Competitive Strengths

        We believe Recreational Accessories benefits from several important competitive strengths, including:

  •
  Diverse Product Portfolio.  Recreational Accessories benefits from a diverse range of product offerings and does not rely upon any single product. By offering a wide range of products, Recreational Accessories is able to provide a complete solution to satisfy its customers' needs. Its towing products and accessories offerings feature ball mounts and draw bars, hitch receivers, fifth-wheel hitches, weight distribution systems and an array of "accessory" products. We believe that our towing products business offers more hitch applications than any of our competitors. In addition, Recreational Accessories offers a large variety of cargo management and vehicle protection accessories, including tie-downs and soft-travel cargo carriers, floor mats, cargo liners, bike racks, hood protection products and many other accessories.

  •
  Established and Extensive Distribution Channels.  Recreational Accessories utilizes several distribution channels for its sales, including specialty retailers, independent wholesale distributors, mass merchants and independent installers. Recreational Accessories utilizes a "hub and spoke" distribution system, with capability to meet delivery requirements specified by our customers.

  •
  Flexibility in Supply.  As a result of significant restructuring activity completed over the last few years, Recreational Accessories has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Recreational Accessories' customers generally require manufacturing in small batches and in significant variety to maintain aftermarket inventory and maintenance of designs for 10 to 15 years of light vehicle models. Accordingly, we seek to maintain a lean, "quick change" manufacturing and distribution culture and system. We also have extensive sourcing arrangements with suppliers in lower-cost environments, enabling the flexibility to choose to manufacture or source products as end-market demand fluctuates.

Strategies

        We believe that Recreational Accessories has significant opportunities to grow through new product introductions, cross-selling products across channels and providing complete product solutions.

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

  •
  Strong Product Innovation.  Recreational Accessories continues to develop and successfully launch new products. Recent new products include a plug and play brake controller and a heavy duty towing weight distribution with sway control unit. We are also focused on the cargo management side of our business, attempting to develop new and innovative products to penetrate further into this market space. The group has patents pending on products called Goose Hitch Assembly with Method, US Modular Cargo Carrier Assembly and WO PT Semi Rigid Cargo Carrier. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising.

Marketing, Customers and Distribution

        Recreational Accessories' products are distributed through a variety of channels and has a dedicated sales force in each of its primary channels, including installer/distributor (automotive and recreational vehicle), OEMs and retail channels (i.e., mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs). The towing products business principally distributes to independent distributors installers under the Draw-Tite®, Hidden Hitch® and Reese® brands. We believe that most of these customers position Draw-Tite® and Reese® branded traditional towing products as an exclusive or preferred line, while the Reese® branded heavy-duty towing products are positioned to the heavy-duty professional towing segment. Recreational Accessories is well represented in retail stores through mass merchants, such as Wal-Mart, hardware home centers, such as Lowe's and Home Depot, and specialty auto retailers, such as Pep Boys, AutoZone, Advanced Auto and CSK Auto.

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

Acquisition Strategy

        We believe that our businesses have significant opportunities to grow through disciplined, strategic acquisitions. We typically seek "bolt-on" acquisitions, in which we would acquire another industry participant or product line within our industries and to enhance the strengths of our core businesses. When seeking acquisition targets, we are looking for opportunities to supplement our existing product lines, gain access to additional distribution channels, expand our geographic footprint and achieve scale and cost efficiencies.

Materials and Supply Arrangements

        Our largest raw materials purchases are for steel, copper, aluminum, polyethylene and other resins, and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. In addition to raw materials, we purchase a variety of components and finished products from low-cost sources in China, Taiwan and India.

        Steel is purchased primarily from steel mills and service centers with pricing contracts principally in the three to six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced, and we believe will continue to experience, volatility in the costs of these raw materials

Employees and Labor Relations

        As of December 31, 2008, we employed approximately 4,200 people, of which approximately 19% were unionized and approximately 35% were located outside the United States. We currently have Collective Bargaining Agreements covering seven facilities worldwide for our continuing operations, five of which are in the United States. Five of the union contracts are scheduled to be renegotiated during 2009. Employee relations have otherwise generally been satisfactory. We are not aware of any present active union organizing drives at any of our facilities in any case. We cannot predict the impact of any further unionization of our workplace.

Seasonality & Backlog

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

        In 1992, Rieke Packaging Systems and numerous other companies entered into a consent decree with the United States Environmental Protection Agency ("EPA") and the State of Indiana under which Rieke and the other companies agreed to remediate contaminated soil and groundwater at the Wayne

Reclamation and Recycling Site near Columbia City, Indiana. Contractors for the group of companies completed construction of the remediation systems required by the consent decree in 1995, and have operated them since then under the oversight of the EPA and the State of Indiana. The remediation systems have successfully removed substantial amounts of contaminants from the soil and the groundwater; however, some contaminants remain at concentrations above the performance standards set by the consent decree, and are still being removed. Consultants to the group of companies expect that some or all of the remediation systems will be required to operate indefinitely. A 2004 report by the EPA concluded that operation of the existing systems is "protective of human health and the environment." The agreement among the companies provides that Rieke's share is approximately 9% of total remediation costs for the site.

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

Intangibles and Other Assets

        Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are valued at approximately $178.9 million at December 31, 2008, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

        Customer Relationships.    We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or focused market product offerings within each of our operating group segments. Useful lives assigned to customer relationship intangibles range from 6 to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of focused markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks including the threat of lower cost competitors and evolving technology

        Trademarks and Trade Names.    Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland "The Pro's Brand"®, Fulton®, Wesbar®, Visu-Lok®, ViseGrip® and FlexSpout®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

        Technology.    We hold a number of United States and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies within all five of our operating segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from one to thirty years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of twenty years in the United States. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

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

International Operations

        Approximately 16.6% of our net sales for the fiscal year ended December 31, 2008 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 15.4% of our operating net assets as of December 31, 2008 were located outside of the United States. We operate manufacturing facilities in Australia, Thailand, Canada, China, the United Kingdom (U.K.), Italy, Germany and Mexico. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, "Segment Information," to the audited financial statements for the years ended December 31, 2008, 2007 and 2006 included in this report.

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

We have a history of net losses.

        We incurred net losses of $136.2 million, $158.4 million and $128.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The losses in 2008, 2007 and 2006 principally resulted from pre-tax, non-cash goodwill and indefinite-lived impairment charges of $172.2 million, $171.2 million and $116.5 million, respectively. The losses in 2008 and 2006 were also impacted by losses from discontinued operations of $7.6 million and $17.5 million, respectively. In addition, interest expense associated with our highly leveraged capital structure, non-cash expenses such as depreciation and amortization of intangible assets and other asset impairments also contributed to our net losses. We may continue to experience net losses in the future.

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

        We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2008, we have approximately $609.9 million of outstanding debt and approximately $54.9 million of shareholders' equity. Approximately 26% of our debt bears interest at variable rates and we may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2008 were approximately $55.3 million and based on amounts outstanding as of December 31, 2008 a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $1.6 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

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

        At December 31, 2008 our goodwill and intangible assets were approximately $381.2 million, and represented approximately 41.0% of our total assets. Our net loss of $136.2 million, $158.4 million and $128.9 million in 2008, 2007 and 2006, respectively, included charges of $172.2 million, $171.2 million and $116.5 million, respectively, for impairment of goodwill and indefinite-lived intangible assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill impairments. In addition, while the fair value of our remaining goodwill exceeds its carrying value, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in additional impairment losses. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

        In addition, one of our Energy Products segment subsidiaries is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 7,524 claims pending at December 31, 2008, 193 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 156 of the 193 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 35 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 2 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 161 of the 193 claims sought between $50,000 and $600,000, 30 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 157 of the 193 claims sought between $0 and $2.5 million, 35 sought between $2.5 million and $5.0 million and 1 sought over $5.0 million. Total defense costs from January 1, 2003 to December 31, 2008 were approximately $27.6 million and total settlement costs (exclusive of defense costs) for all asbestos cases since inception have been approximately $5.2 million. To date, approximately 50% of our costs related to defense and settlement of asbestos litigation have been covered by our primary insurance. However, in the future we may incur significant litigation costs in defending these matters and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses. See "Legal Proceedings" for a discussion of these matters.

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

        One of our principal growth strategies is to pursue strategic acquisition opportunities. A substantial portion of our historical growth has been derived from acquisitions. Since our separation from Metaldyne in June 2002, we have completed eleven acquisitions. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.

        We lease many of our manufacturing facilities and certain capital equipment. Our annualized rental expense under these operating leases approximates $15.7 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.

        As of December 31, 2008, approximately 19% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. If our unionized workers or those of our customers or suppliers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase. We are currently engaged in a dispute with the Steelworkers' Union regarding the duration of a neutrality agreement that we presently have with the Union, which commits us to remain generally neutral in union organizing drives. Absent a mutually agreed resolution, arbitration will be scheduled in 2009 to determine this issue. We are not aware of any present active union organizing drivers at any if our facilities in any case. On July 19, 2006, approximately 150 workers at our Monogram Aerospace Fasteners business unit commenced a strike, which lasted until July 27, 2006. Many of our direct or indirect customers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these customers or their suppliers could result in slowdowns or closures of assembly plants where our products are included. In addition, organizations responsible for shipping our customers' products may be impacted by occasional strikes or other activity. Any interruption in the delivery of our customers' products could reduce demand for our products and could have a material adverse effect on us.

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

        Approximately 16.6% of our net sales for the fiscal year ended December 31, 2008 were derived from sales by our subsidiaries located outside of the United States. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the United States, particularly sales to emerging markets, and foreign manufacturing are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as antidumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.

Our stock price may be subject to significant volatility due to our own results or market trends.

        If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.

If we do not meet the continued listing requirements of the NYSE our common stock may be delisted.

        Our common stock is listed on the NYSE. The NYSE requires us to continue to meet certain listing standards, including standards related to our shareholders' equity (e.g., minimum shareholders' equity of $75 million). As of December 31, 2008, our shareholders' equity was approximately $54.9 million. In instances where we do not meet the NYSE's continued listing standards, we may be notified by the NYSE and we may be required to take corrective action to meet the continued listing standards; otherwise, our common stock may be delisted from the NYSE. A delisting of our common stock on the NYSE would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets. A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.

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

        The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal operating segment utilizing such facilities, as of December 31, 2008.

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
Michigan:
    Tekonsha(1)
Wisconsin:
    Mosinee(1)

 International:
Australia:
    Dandenong,
    Victoria
    Lyndhurst,
    Victoria(1)
    Perth, Western
    Australia(1)
Mexico:
    Juarez(1)
    Reynosa
Thailand:
			Chon Buri(1)	United States: Indiana: Goshen(1) Huntington(1) South Bend(1) Michigan: Plymouth(1) Ohio: Solon(1) International: Canada: Oakville, Ontario(1)

(1)
Represents a leased facility. All such leases are operating leases.

(2)
Owned by the U.S. Government and operated by our NI Industries business under a facility maintenance contract.

        During 2002, we entered into sale-leaseback transactions with respect to nine real properties in the United States and Canada. During 2003, we entered into additional sale-leaseback transactions with respect to three real properties in the United States. The term of these leases is between 15 and 20 years, with the right to extend. Rental payments are due monthly. All of the foregoing leases are accounted for as operating leases. During 2004, one sale-leaseback transaction was terminated. In general, pursuant to the terms of each sale-leaseback transaction, we transferred title of the real property to a purchaser and, in turn, entered into separate leases with the purchaser having a basic lease term plus renewal options. With respect to the 2002 sale-leaseback transactions, the renewal option must be exercised with respect to all, and not less than all, of the property locations.

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

        As of December 31, 2008, we were a party to approximately 784 pending cases involving an aggregate of approximately 7,524 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under our primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,000
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,524 claims pending at December 31, 2008, 193 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 156 of the 193 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 35 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 2 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 161 of the 193 claims sought between $50,000 and $600,000, 30 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 157 of the 193 claims sought between $0 and $2.5 million, 35 sought between $2.5 million and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Supplementary Item. Executive Officers of the Company

        The following are our executive officers as of March 9, 2009:

Name	Age	Title
David M. Wathen	56	President and Chief Executive Officer
A. Mark Zeffiro	42	Chief Financial Officer
Lynn A. Brooks	56	President, Packaging Systems Group
Joshua A. Sherbin	45	Vice President, General Counsel and Secretary
Robert J. Zalupski	49	Vice President Finance and Treasurer

        David M. Wathen.    Mr. Wathen was appointed as our President and Chief Executive Officer and as a member of the board in January 2009. He is currently a director and member of the Audit Committee and Corporate Governance Committee of Franklin Electric Co., Inc. From 2002 until 2006, Mr. Wathen was President and Chief Executive Officer of Balfour Beatty, Inc. (US Operations) an engineering, construction and building management services company. Prior to his Balfour Beatty appointment in 2002, he served as a Principal Member of the General Partnership of QUESTOR, a private equity firm.

Mr. Wathen has also held management positions with General Electric, Emerson Electric, Allied Signal, and Eaton Corporation.

        A. Mark Zeffiro.    Mr. Zeffiro was appointed Chief Financial Officer of the Company in June 2008. Prior to joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company ("GE") and Black and Decker Corporation ("Black & Decker"). From 2004, during Mr. Zeffiro's four-year tenure with Black & Decker, he was Vice President of Finance for the Global Consumer Product Group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of the factory store business unit, a $50 million business comprising 38 factory stores and 500 personnel. In 2003-2004 Mr. Zeffiro was Chief Financial Officer of First Quality Enterprises, a private company producing consumer products for the health care market globally. He led all financial activities including funding, banking and audit. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was Chief Financial Officer of their medical imaging manufacturing division.

        Lynn A. Brooks.    Mr. Brooks has been President of Packaging Systems since July 1996. He joined Rieke in May 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager of Rieke. Before joining Rieke, he served with Ernst & Young in the Toledo, Ohio and Fort Wayne, Indiana offices.

        Joshua A. Sherbin.    Mr. Sherbin was appointed our General Counsel and Secretary in March 2005, and Vice President in May 2008, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997. From 1988 until 1995, he was an associate with Butzel Long's general business practice.

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

        Our common stock, par value $0.01 per share, is listed for trading on the New York Stock Exchange under the symbol "TRS." As of March 6, 2009, there were 638 holders of record of our common stock.

        We did not pay dividends in 2008 or 2007. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. In addition, our credit facility and the indenture governing our outstanding senior subordinated notes restrict the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 13 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this report.

        The high and low sales prices per share of our common stock by quarter subsequent to our IPO, as reported on the New York Stock Exchange, for 2008 and 2007 are shown below:

	Price range of common stock
	High Price	Low Price
Year Ended December 31, 2008:
4th Quarter	$6.25	$1.19
3rd Quarter	$8.09	$5.53
2nd Quarter	$8.17	$5.50
1st Quarter	$10.07	$5.13
Year Ended December 31, 2007:
4th Quarter	$16.15	$10.22
3rd Quarter	$13.44	$11.58
2nd Quarter	$12.85	$11.70
1st Quarter	N/A	N/A

        Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for securities authorized for issuance under equity compensation plans.

Performance Graph

        The following graph compares the cumulative total stockholder return from the date of our IPO through December 31, 2008 for TriMas' common stock, the Russell 2000 Index and peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested in each of TriMas' common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

(1)
Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., Kaydon Corporation, SPX Corporation and Teleflex, Inc.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2008. The financial data for each of the five years presented has been audited by KPMG LLP and has been derived from our audited financial statements and notes to those financial statements. The following data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this report.

	Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars and shares in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,021,300	$1,003,070	$948,340	$932,990	$890,540
Gross profit	263,180	273,560	255,800	231,720	243,390
Impairment of goodwill and indefinite-lived intangible assets	(172,220)	(171,210)	(116,500)	—	—
Operating profit (loss)	(76,380)	(94,650)	(18,800)	81,170	48,810
Income (loss) from continuing operations	(128,590)	(161,200)	(111,430)	(1,250)	88,620
Per Share Data:
Basic:
Continuing operations	$(3.85)	$(5.66)	$(5.51)	$(0.06)	$4.43
Weighted average shares	33,423	28,499	20,230	20,010	20,010
Diluted:
Continuing operations	$(3.85)	$(5.66)	$(5.51)	$(0.06)	$4.27
Weighted average shares	33,423	28,499	20,230	20,010	20,760

	Year ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$31,170	$64,970	$15,880	$29,890	$42,620
Investing activities	(33,380)	(68,910)	(22,160)	(16,640)	(46,840)
Financing activities	1,320	5,140	6,150	(12,610)	530
Balance Sheet Data:
Total assets	$930,220	$1,127,990	$1,286,060	$1,428,510	$1,500,030
Total debt	609,940	615,990	734,490	727,680	738,020
Goodwill and other intangibles	381,160	570,590	769,850	900,000	925,280

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The statements in the discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the other non-historical statements in the discussion and analysis are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with Item 8, "Financial Statements and Supplementary Data."

Introduction

        We are an industrial manufacturer and distributor of highly engineered products serving focused markets in a diverse range of commercial, industrial and consumer applications. We have five operating segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our initial public offering in May 2007 and expenses related thereto, acquisitions and consolidation, integration and restructuring efforts in several of our business operations.

        Key Factors and Risks Affecting our Reported Results.    Critical factors affecting our ability to succeed include: our ability to successfully pursue organic growth through product development, cross-selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that will supplement existing product lines, add new distribution channels, expand our geographic coverage or enable us to better absorb overhead costs; our ability to manage our cost structure more efficiently through improved supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative and overhead functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.

        Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. In addition, there is some seasonality in the businesses within our Recreational Accessories and RV & Trailer Products operating segments, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other operating segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

        The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is influenced by consumer sentiment, which could be negatively impacted by increased costs to consumers as a result of an uncertain credit market and interest rate environment and energy costs, among other things. In 2008, we experienced sales declines in our RV & Trailer Products and Recreational Accessories operating segments of 12.2% and 12.1%, respectively, as compared to the prior year. We estimate the end markets served by these operating segments suffered an overall decline of at least 20% on a year-over-year basis, as the impact of declining consumer confidence due to recessionary concerns and lack of credit availability impacted discretionary consumer spending. The continued decline in end markets has resulted in lower gross margins due principally to reduced sales volume, a less favorable product mix and lower absorption of fixed costs, as these segments reduced manufacturing activity in response to lower demand. We expect the current end market conditions in the RV & Trailer Products and Recreational Accessories operating segments will continue to decline until the US economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves.

        In response to the expected continuation of these end market conditions in the Recreational Accessories and RV & Trailer Products segments, we have accelerated our profit improvement plans, including further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We have also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of our current market environment and to maintain or improve operating margins. We have implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we also have pricing initiatives in place to recover inflationary cost increases and we are continuing actions to leverage our businesses' strong brand names.

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

        Recent Consolidation, Integration and Restructuring Activities.    We have undertaken significant consolidation, integration and other cost-savings programs to enhance our efficiency and achieve cost reduction opportunities which exist in our businesses. In addition to major consolidation projects, there have also been a series of ongoing initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions in order to continue to optimize our cost structure in response to competitor actions and market conditions. The aggregate costs of these actions for 2008, 2007 and 2006 were approximately $5.7 million, $7.4 million and $1.6 million, respectively.

        The key element of our 2008 consolidation, integration and other cost-savings program was beginning the process of consolidating and integrating certain of the activities within our Towing Products, Trailer Products and Electrical Products business units, primarily within duplicated management functions and within the customer service and distribution networks. These changes will allow for streamlining of certain management functions and sharing of distribution facilities and the related customer service employees, while reducing both fixed and variable costs. We have already identified additional cost-reduction plans within these businesses that will be implemented in 2009 to further reduce these businesses' fixed cost structures. In addition, in June 2008, the Company realigned its corporate structure, which included the elimination of certain management positions and other corporate personnel who were not replaced.

        The key element of our completed consolidation, integration and other cost-savings programs in 2007 included the closure of our manufacturing facility in Huntsville, Ontario, Canada, and consolidation its operations into our Goshen, Indiana manufacturing facility.

        The key elements of our completed consolidation, integration and other cost-savings programs in 2006 included the opening of a lower cost manufacturing facility in the Phanthong District of Thailand, the closure of our Wakerley, Australia plant (which was completed in the third quarter of 2007), and the cessation of plating operations at our Schofield, Wisconsin facility, all within our RV & Trailer Products segment. Costs and expenses for the Australia plant closing and Thailand consolidation were incurred through August 2007.

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

        The following is a reconciliation of our net loss to Adjusted EBITDA and cash flows provided by operating activities for the three years ended December 31:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net loss	$(136,190)	$(158,430)	$(128,910)
Income tax benefit(1)	(12,610)	(10,410)	(6,520)
Interest expense(2)	55,920	68,310	79,060
Debt extinguishment costs	140	7,440	8,610
Change in asset retirement obligation of discontinued operations	—	—	(550)
Impairment of property and equipment(3)	500	3,370	15,760
Impairment of goodwill and indefinite-lived intangible assets(4)	184,530	171,210	116,500
Depreciation and amortization(5)	44,070	41,350	38,740

Adjusted EBITDA	$136,360	$122,840	$122,690

Interest paid	(52,660)	(63,690)	(69,880)
Taxes paid	(8,060)	(8,660)	(14,050)
(Gain) loss on disposition of plant and equipment(6)	70	(630)	3,530
Gain on extinguishment of debt	(3,880)	—	—
Receivables sales and securitization, net	(18,310)	25,980	(14,120)
Net change in working capital	(22,350)	(10,870)	(12,290)

Cash flows provided by operating activities	$31,170	$64,970	$15,880

(1)
Includes addback of income tax benefit (expense) of approximately $10.5 million, $(2.7) million and $7.3 million recorded in 2008, 2007 and 2006, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale" to the financial statements attached hereto for further information.

(2)
Includes interest expense related to discontinued operations in the amount of $0.2 million in 2008.

(3)
Includes asset impairments related to continuing operations of approximately $0.5 million, $3.4 million and $0.5 million in 2008, 2007 and 2006, respectively. Also includes impairment charges of $15.3 million in 2006 related to our industrial fastening business which is reported as discontinued operations.

(4)
Includes goodwill and indefinite-lived intangible asset impairment charges of $172.2 million in our Packaging Systems, Industrial Specialties, RV & Trailer Products and Recreational Accessories segments in 2008 and $171.2 million and $116.5 million in our RV & Trailer Products and Recreational Accessories segments in 2007 and 2006.

(5)
Includes depreciation and amortization related to discontinued operations in the amounts of $5.4 million, $2.3 million and $2.8 million in 2008, 2007 and 2006, respectively.

(6)
Includes gain (loss) on disposition of plant and equipment related to discontinued operations in the amounts of $0.4 million, $2.3 million and ($3.0) million in 2008, 2007 and 2006, respectively.

        The following details certain items relating to our consolidation, restructuring and integration efforts, the use of proceeds from our initial public offering of common stock and other one-time charges that are included in the determination of net loss under GAAP and are not added back to net loss in determining Adjusted EBITDA, but that we separately consider in evaluating our Adjusted EBITDA:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Facility and business consolidation costs(a)	$1,120	$7,390	$200
Business unit restructuring costs(b)	4,580	—	430
Acquisition integration costs(c)	—	—	970
Advisory services agreement termination fee(d)	—	10,000	—
Costs for early termination of operating leases(e)	—	4,230	—
Settlement of Canadian benefit plan liability(f)	—	3,870	—

	$5,700	$25,490	$1,600

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current operating segments:

	Year ended December 31,
(dollars in thousands)	2008	As a Percentage of Net Sales	2007	As a Percentage of Net Sales	2006	As a Percentage of Net Sales
Net Sales:
Packaging Systems	$161,330	15.8%	$151,950	15.1%	$143,780	15.2%
Energy Products	213,750	20.9%	163,470	16.3%	156,990	16.6%
Industrial Specialties	221,830	21.7%	204,630	20.4%	175,410	18.5%
RV & Trailer Products	174,610	17.1%	198,790	19.8%	190,700	20.1%
Recreational Accessories	249,780	24.5%	284,230	28.4%	281,460	29.6%

Total	$1,021,300	100.0%	$1,003,070	100.0%	$948,340	100.0%

Gross Profit:
Packaging Systems	$53,500	33.2%	$51,380	33.8%	$50,340	35.0%
Energy Products	59,230	27.7%	47,600	29.1%	45,690	29.1%
Industrial Specialties	62,080	28.0%	60,210	29.4%	51,650	29.4%
RV & Trailer Products	29,290	16.8%	43,480	21.9%	38,700	20.3%
Recreational Accessories	59,080	23.7%	70,890	24.9%	69,420	24.7%
Allocated/Corporate expenses	—	N/A	—	N/A	—	N/A

Total	$263,180	25.8%	$273,560	27.3%	$255,800	27.0%

Selling, General and Administrative:
Packaging Systems	$22,400	13.9%	$21,490	14.1%	$19,120	13.3%
Energy Products	26,470	12.4%	24,550	15.0%	22,720	14.5%
Industrial Specialties	17,380	7.8%	18,150	8.9%	15,130	8.6%
RV & Trailer Products	24,820	14.2%	23,420	11.8%	20,200	10.6%
Recreational Accessories	53,270	21.3%	60,980	21.5%	55,420	19.7%
Corporate expenses and management fees	22,160	N/A	25,220	N/A	24,450	N/A

Total	$166,500	16.3%	$173,810	17.3%	$157,040	16.6%

Impairment of Assets and Goodwill:
Packaging Systems	$62,490	38.7%	$—	0.0%	$—	0.0%
Energy Products	—	0.0%	—	0.0%	—	0.0%
Industrial Specialties	24,790	11.2%	—	0.0%	—	0.0%
RV & Trailer Products	47,600	27.3%	100,780	50.7%	98,010	51.5%
Recreational Accessories	37,840	15.1%	73,800	26.0%	19,000	6.8%

Total	$172,720	16.9%	$174,580	17.4%	$117,010	12.3%

Operating Profit (Loss):
Packaging Systems	$(31,200)	(19.3)%	$26,880	17.7%	$31,220	21.7%
Energy Products	32,740	15.3%	22,860	14.0%	22,790	14.5%
Industrial Specialties	19,670	8.9%	41,770	20.4%	36,200	20.6%
RV & Trailer Products	(43,320)	(24.8)%	(81,230)	(40.9)%	(79,650)	(41.8)%
Recreational Accessories	(32,110)	(12.9)%	(64,200)	(22.6)%	(4,910)	(1.7)%
Corporate expenses and management fees	(22,160)	N/A	(40,730)	N/A	(24,450)	N/A

Total	$(76,380)	(7.5)%	$(94,650)	(9.4)%	$(18,800)	(2.0)%

Adjusted EBITDA:
Packaging Systems	$45,030	27.9%	$38,840	25.6%	$41,600	28.9%
Energy Products	35,430	16.6%	25,430	15.6%	25,070	16.0%
Industrial Specialties	50,530	22.8%	46,870	22.9%	40,690	23.2%
RV & Trailer Products	12,670	7.3%	27,620	13.9%	26,050	13.7%
Recreational Accessories	15,640	6.3%	20,340	7.2%	24,540	8.7%
Corporate expenses and management fees	(20,280)	N/A	(43,980)	N/A	(28,110)	N/A

Subtotal from continuing operations	$139,020	13.6%	$115,120	11.5%	$129,840	13.7%
Discontinued operations	(2,660)	N/A	7,720	N/A	(7,150)	N/A

Total	$136,360	13.4%	$122,840	12.2%	$122,690	12.9%

Results of Operations

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

        The principal factors impacting us during the year ended December 31, 2008 compared with the year ended December 31, 2007 were:

  •
  strong demand in certain industrial sectors during the first three quarters of 2008, most notably energy and aerospace, positively impacting our specialty gasket and engine businesses in the Energy Products operating segment and the aerospace fastener business in our Industrial Specialties operating segment;

  •
  continued declines in end-market demand across most market channels in our Recreational Accessories and RV & Trailer Products operating segments as a result of reduced consumer discretionary spending in response to unfavorable economic conditions including higher fuel prices, uncertain credit market and interest rate environment and diminished consumer confidence;

  •
  non-cash goodwill and indefinite-lived intangible asset impairment charges of $172.2 million and $171.2 million in the fourth quarter of 2008 and 2007, respectively, as a result of declining market capitalization, the impact of weakening demand and order intake for the Company's products due to recessionary forces in the US and globally, the significant decline in the financial markets and continued uncertainty and lack of availability in the credit markets;

  •
  inflationary increases in raw material prices, most notably for steel and resin, and increases in costs and freight related to foreign-sourced products, which impacted our businesses most significantly in the second and third quarters of 2008; and

  •
  completion of our initial public offering of our common stock in May 2007, the use of proceeds therefrom to retire $100.0 million face value of senior subordinated notes, to effect early termination of operating leases and acquire underlying machinery and equipment assets and to terminate an advisory services agreement, and the related cost savings from such retirements/terminations;

        Overall, net sales increased $18.2 million, or approximately 1.8%, in 2008 as compared with 2007. Of this increase, approximately $5.6 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Packaging Systems' net sales increased $9.4 million, or approximately 6.2%, in 2008 as compared with 2007 due to increases in our specialty dispensing products and new product introductions and the favorable effects of currency exchange. Net sales within Energy Products increased $50.3 million, or 30.8%, in 2008 as compared with 2007, due to continued high levels of turnaround activity at petroleum refineries and petrochemical facilities and increases in sales of engines and engine-related products. Net sales within our Industrial Specialties segment increased $17.2 million, or 8.4%, in 2008 as compared with 2007, due to improved demand across several of the businesses in the segment, most notably in our aerospace fastener and defense businesses. RV & Trailer Products' net sales decreased $24.2 million, or approximately 12.2%, in 2008 as compared with 2007, due to continued weak demand across most of this segment's market channels. Recreational Accessories' net sales decreased $34.5 million, or approximately 12.1%, in 2008 as compared with 2007, due to continued weak end-market demand and a result of retail promotional programs in 2007 that did not recur in 2008.

        Gross profit margin (gross profit as a percentage of sales) approximated 25.8% and 27.3% for 2008 and 2007, respectively. Packaging Systems' gross profit margin decreased to approximately 33.2% in 2008, from 33.8% in 2007, primarily due increases in raw material and commodity costs that, while recovered, were not recovered at cost plus a normal gross profit margin. Energy Products' gross profit margin decreased to approximately 27.7% in 2008, from 29.1% in 2007, due to the opening of a gasket branch in the Netherlands, increased costs of imported materials and a less favorable product sales mix. Gross profit margin within our Industrial Specialties segment decreased to approximately 28.0% in 2008, from 29.4% in 2007, due primarily to commodity price increases not fully recovered and lower absorption of fixed costs due to reducing scheduled production as a result of the significant decline in industrial demand at the end of 2008. RV & Trailer Products' gross profit margin decreased to 16.8% in 2008, from 21.9% in 2007, due to operating inefficiencies and lower absorption of fixed costs resulting from reduced manufacturing activity in response to the decrease in demand and a less favorable product mix. Recreational Accessories' gross profit margin decreased to 23.7% in 2008, from 24.9% in 2007, due primarily to increasing commodity and freight costs and higher costs of promotional programs, which were partially offset by savings as a result of the closure of the Huntsville, Ontario, Canada facility in the fourth quarter of 2007.

        Operating profit (loss) margin (operating profit (loss) as a percentage of sales) approximated (7.5)% and (9.4)% in 2008 and 2008, respectively. Operating profit increased approximately $18.3 million, to an operating loss of $76.4 million in 2008, compared to an operating loss of $94.7 million in 2007. In 2008, we recorded a non-cash goodwill and indefinite-lived intangible asset impairment charge of $172.2 million in our Packaging Systems, Industrial Specialties, RV & Trailer Products and Recreational Accessories segments. In 2007, we recorded a non-cash goodwill and indefinite-lived intangible asset impairment charge of $171.2 million in our RV & Trailer Products and Recreational Accessories segments. In addition to these impairment charges, during 2007, we utilized proceeds from our IPO to fund a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. In 2007, we also recorded approximately $9.0 million related to the closure of our Huntsville, Ontario, Canada facility within our Recreational Accessories segment and a non-cash settlement of a benefit plan liability of approximately $3.9 million in our Packaging Systems segment.

        Packaging Systems' operating profit margin was (19.3)% and 17.7% in 2008 and 2007, respectively. Operating profit decreased $58.1 million in 2008 as compared with 2007, due primarily to a non-cash goodwill and intangible asset impairment charge of approximately $62.5 million. Energy Products' operating profit margin was 15.3% and 14.0% in 2008 and 2007, respectively. Operating profit improved $9.9 million in 2008 compared to 2007 due to higher sales levels, partially offset by increased costs for imported materials and components. Industrial Specialties' operating profit margin was 8.9% and 20.4% in 2008 and 2007, respectively. Operating profit decreased $22.1 million in 2008 compared to 2007 primarily due to a non-cash goodwill impairment charge of approximately $24.8 million. RV & Trailer Products' operating profit margin was (24.8)% and (40.9)% in 2008 and 2007, respectively. RV & Trailer Products' operating profit increased $37.9 million in 2008, from an operating loss of $81.2 million in 2007 to an operating loss of $43.3 million in 2008, principally due to the difference between years in impairment charges of $53.2 million, which was partially offset by declines in operating profit due to reduced sales, lower absorption of fixed costs and a less favorable product sales mix. Recreational Accessories' operating profit margin was (12.9)% and (22.6)% in 2008 and 2007, respectively. Recreational Accessories' operating profit increased $32.1 million in 2008, from an operating loss of $64.2 million in 2007 to an operating loss of $32.1 million in 2008, principally due to the difference between years in impairment charges of $36.0 million.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 13.6% and 11.5% in 2008 and 2007, respectively. The increase in Adjusted EBITDA in our Energy Products segment was consistent with the increase in operating profit. The Adjusted EBITDA margins in our Packaging Systems and Industrial Specialties segments were significantly higher than the operating profit margins in 2008 due to the add-back of the non-cash goodwill and intangible asset impairment charges of $62.5 million and $24.8 million, respectively. After consideration of these charges and increases in depreciation expense in 2008 of approximately $1.8 million and $1.0 million in Packaging Systems and Industrial Specialties, respectively, the increase in Adjusted EBITDA between 2008 and 2007 of $6.2 million and $3.7 million in Packaging Systems and Industrial Specialties, respectively, was consistent with the change in operating profit between years. The Adjusted EBITDA margins in our RV & Trailer Products and Recreational Accessories segments were significantly higher than the operating profit margins in 2008 and 2007 due to the add-back of the non-cash goodwill, intangible asset and Huntsville facility impairment charges of $47.6 million and $37.8 million, respectively, in 2008, and $100.8 million and $73.8 million, respectively, in 2007. After consideration of the goodwill, intangible asset and Huntsville impairment charges, the change in Adjusted EBITDA was consistent with the change in operating profit for both RV & Trailer Products and Recreational Accessories.

        Packaging Systems.    Net sales increased $9.4 million, or approximately 6.2%, to $161.3 million in 2008, as compared to $151.9 million in 2007. Overall, approximately $2.1 million of the increase in sales was due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, sales of our specialty dispensing products and new product introductions increased approximately $7.3 million and sales of our industrial closures remained relatively flat year over year.

        Packaging Systems' gross profit increased approximately $2.1 million to $53.5 million, or 33.2% of sales, in 2008, as compared to $51.4 million, or 33.8% of sales, in 2007. The increase in gross profit between years was primarily attributed to higher sales levels, but was partially offset by increased raw material and commodity costs which, while recovered, were not recovered at cost plus a normal gross profit margin.

        Packaging Systems' selling, general and administrative costs increased approximately $0.9 million to $22.4 million, or 13.9% of sales, in 2008, as compared to $21.5 million, or 14.1% of sales, in 2007. The increase in selling, general and administrative expenses was primarily due to increased spending to support sales growth initiatives.

        Packaging Systems' operating profit (loss) decreased $58.1 million to $(31.2) million, or (19.3)% of sales, in 2008, as compared to $26.9 million, or 17.7% of sales, in 2007. The decrease in operating profit was due primarily to the recognition of a $62.5 million non-cash goodwill and indefinite-lived intangible asset impairment in 2008, which was partially offset by a non-cash charge in 2007 that did not recur in 2008 of $3.9 million related to settlement of a defined benefit plan liability resulting from the closure of a distribution facility. The remaining change between years was due to increased profit due to higher sales levels, which was partially offset by increased selling, general and administrative costs incurred to support sales growth initiatives.

        Packaging Systems' Adjusted EBITDA increased $6.2 million to $45.0 million, or 27.9% of sales, in 2008, as compared to $38.8 million, or 25.6% of sales, in 2007. After consideration of the $62.5 million non-cash goodwill and indefinite-lived intangible asset impairment charge in 2008 and an increase in depreciation expense of $1.8 million in 2008 as compared to 2007, the change in Adjusted EBITDA was consistent with the change in operating profit (loss).

        Energy Products.    Net sales for 2008 increased $50.3 million, or 30.8%, to $213.8 million, as compared to $163.5 million in 2007. Sales of specialty gaskets and related fastening hardware increased approximately $15.5 million as compared to 2007 as a result of increased demand from customers with whom we have global supply agreements, continued penetration in our fastening hardware product line and increased demand for replacement parts as refineries continued to operate at capacity for most of the year. Sales of slow speed and compressor engines and related products increased approximately $34.8 million in 2008 as compared to 2007, as higher commodity prices drove a robust drilling and completion market. Our engine business also benefited from investments made in prior years to develop compression and gas production equipment products, which contributed about 10% of the year-on-year growth.

        Gross profit within Energy Products increased $11.6 million to $59.2 million, or 27.7% of sales, in 2008, as compared to $47.6 million, or 29.1% of sales in 2007. While the increase in sales volume contributed $4.8 million to gross profit in our specialty gasket business, this increase was partially offset by a combined approximately $2.8 million of increased costs related to imported materials, an unfavorable product sales mix and the launch of a new branch in the Netherlands. Gross profit increased by $9.6 million in our engine business in 2008 as compared to 2007, approximately $8.6 million of which was driven by the increase in sales volumes year over year. The remainder of the increase resulted from production efficiencies realized with higher, predictable volumes in 2008 as compared to 2007, which was partially offset by higher costs of imported components.

        Selling, general and administrative expenses within Energy Products increased $1.9 million to $26.5 million, or 12.4% of net sales, in 2008, as compared to $24.6 million, or 15.0% of net sales, in 2007. This change in comprised of and increase of approximately $3.0 million in compensation and commission expenses in support of increased sales in both businesses in this group and severance and other charges associated with the separation of the former Energy Products and Industrial Specialties Group President in the second quarter of 2008, which were partially offset by lower legal costs associated with the defense of asbestos claims.

        Overall, operating profit within Energy Products increased $9.8 million to $32.7 million, or 15.3% of sales, in 2008, as compared to $22.9 million, or 14.0% of sales, in 2007. This increase is due principally to higher sales volumes and other operational improvements, which were partially offset by increases in the costs of imported materials and components and compensation expenses.

        Energy Products' Adjusted EBITDA increased $10.0 million to $35.4 million, or 16.6% of sales, in 2008, as compared to $25.4 million, or 15.6% of sales, in 2007, consistent with the improvement in operating profit between years.

        Industrial Specialties.    Net sales in 2008 increased $17.2 million, or approximately 8.4%, to $221.8 million, from $204.6 million in 2007. Net sales in 2008 increased 16.9% in our aerospace fastener business as compared to 2007, as we continued to benefit from share gains as well as strong market demand. Net sales grew 29.8% in our defense business, primarily as our customers continued to build-up their inventory of cartridge cases in advance of the closure of the army munitions plant. Sales within our industrial gas cylinders and specialty cutting tools remained essentially flat year over year. Sales within our specialty fittings business declined approximately 16.8% in 2008 as compared to 2007 due to the severe decline in domestic automotive end market. Finally, this segment benefited from the full year sales associated with a medical device manufacturer acquired in August 2007.

        Gross profit within Industrial Specialties increased $1.9 million to $62.1 million, or 28.0% of sales, in 2008, from $60.2 million, or 29.4% of sales, in 2007. Gross profit increased approximately $6.2 million at our aerospace fastener business, approximately $4.6 million of which was attributable to higher sales in 2008 and $1.6 million from improved operating leverage and efficiencies. Gross profit also increased at our defense business by $0.8 million, primarily as a result of incremental sales volume. These increases were offset by flat to lower gross margins across the balance of the businesses in this segment, which were unfavorably impacted by 2008 material cost increases in excess of the businesses' ability to secure price increases and a significant decline in industrial demand in the fourth quarter of 2008, most notably in our specialty fittings business.

        Selling, general and administrative expenses decreased $0.8 million to $17.4 million, or 7.8% of sales, in 2008, as compared to $18.2 million, or 8.9% of sales, in 2007. The businesses in this segment largely held their investment in sales resources and product development flat in the current year.

        Overall, operating profit within Industrial Specialties decreased $22.1 million to $19.7 million, or 8.9% of sales, in 2008, as compared to $41.8 million, or 20.4% of sales, in 2007, primarily due to the $24.8 million non-cash goodwill and indefinite-lived intangible asset impairment charge in 2008. The remaining change between years was due to increased profit due to higher sales levels, primarily in our aerospace and defense businesses, which was partially offset by higher commodity costs not fully recovered and declines in industrial demand, most notably within our specialty fittings business.

        Industrial Specialties' Adjusted EBITDA increased $3.7 million to $50.5 million, or 22.8% of sales, in 2008, as compared to $46.9 million, or 22.9% of sales, in 2007. After consideration of the $24.8 million non-cash goodwill and indefinite-lived intangible asset impairment charge in 2008 and an increase in depreciation expense of $1.0 million in 2008 as compared to 2007, the change in Adjusted EBITDA was consistent with the change in operating profit.

        RV & Trailer Products.    Net sales decreased $24.2 million, or 12.2%, to $174.6 million in 2008, from $198.8 million in 2007. Net sales were favorably impacted by approximately $1.7 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a stronger Australian dollar. In addition, this segment benefitted from $4.7 million in higher sales in 2008 in our Australian legacy business and from the acquisition of Parkside Towbars, which was completed in the first quarter of 2008. However, these amounts were more than offset by a decline in North American sales of approximately $31 million due to continued weak demand as a result of current economic uncertainty, and reduced demand for our trailer and electrical products across the majority of market channels.

        RV & Trailer Products' gross profit decreased $14.2 million to $29.3 million, or 16.8% of net sales in 2008, from $43.5 million, or 21.9% of net sales, in 2007. Of the decrease in gross profit between years, approximately $5.3 million was attributed to the decline in sales volumes between periods. Gross profit between years further decreased by approximately $5.7 million of operating inefficiencies and lower absorption of fixed costs resulting from reduced manufacturing activity in response to lower demand and $2.3 million due to a less favorable product sales mix, as our more profitable electrical products comprised a lower percentage of overall sales.

        RV & Trailer Products' selling, general and administrative expenses increased $1.4 million to $24.8 million, or 14.2% of sales in 2008, from $23.4 million, or 11.8% of sales in 2007. This increase was due primarily to $1.6 million in higher spending within our Australian business, including spending within our recently acquired Parkside Towbars business, and to support growth initiatives in Thailand. This amount was in part offset by reductions in the North American fixed and discretionary spending in response to the difficult market conditions and reduced demand for our trailer and electrical products.

        RV & Trailer Products' operating loss was $43.3 million in 2008, compared to an operating loss of $81.2 million in 2007. In 2008, we recognized a non-cash goodwill and indefinite-lived intangible asset impairment charge of $47.6 million due to continued declines in the fair value of this business, compared to a non-cash goodwill and indefinite-lived intangible asset impairment charge in 2007 of $100.8 million. The remaining incremental operating loss of $15.3 million in 2008 resulted primarily from the sales volume decline in North America, lower absorption of fixed costs and a less favorable product sales mix in our trailer and electrical products businesses.

        RV & Trailer Products' Adjusted EBITDA decreased $14.9 million to $12.7 million, or 7.3% of net sales in 2008, from $27.6 million, or 13.9% of net sales in 2007 which, after considering the impact of the goodwill and indefinite-lived intangible asset impairment charges in 2008 and 2007, is consistent with the decline in operating profit between years.

        Recreational Accessories.    Net sales decreased $34.5 million, or approximately 12.1%, to $249.8 million in 2008, from $284.2 million in 2007. This segment benefited from approximately $1.8 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. Sales within our towing products business decreased approximately $16.4 million in 2008 as compared to 2007, as increases in sales of new products were more than offset by declines in sales to the installer, distributor and original equipment channels due to continued weak end-market demand and low consumer confidence resulting from uncertain economic conditions. Sales in our retail business declined $19.9 million in 2008 as compared 2007 due to the combination of lower sales volumes as a result of the current economic uncertainty and changes in certain customer promotional programs and one-time product pipeline fills that did not recur in 2008.

        Recreational Accessories' gross profit decreased $11.8 million to $59.1 million, or 23.7% of net sales in 2008, from $70.9 million, or 24.9% of net sales, in 2007. Of the decline in gross profit, approximately $8.6 million resulted from the decrease in sales year-over-year. Gross profit was further reduced by approximately $2.1 million due to operating inefficiencies and lower absorption of fixed costs as a result of reduced manufacturing activity in response to lower demand and a less favorable product sales mix. The impact of increasing commodity and higher freight costs were largely offset by pricing initiatives and cost savings realized as a result of the closure of our Huntsville, Ontario, Canada facility, which was closed in the fourth quarter of 2007.

        Recreational Accessories' selling, general and administrative expenses decreased approximately $7.7 million to $53.3 million, or 21.3% of sales in 2008, from $61.0 million, or 21.5% of sales, in 2007. The decrease between years was due primarily to reductions in selling and distribution expenses in our towing products business as a result of further consolidation of our warehouse and distribution network. In addition, our discretionary spending was reduced in 2008 commensurate with the decline in sales in our installer and distributor channels and we lowered our promotional spending in our retail business.

        Recreational Accessories' operating loss was $32.1 million in 2008, compared to an operating loss of $64.2 million 2007. In 2008, we recognized a non-cash goodwill and indefinite-lived intangible asset impairment charge of $37.8 million due to continued declines in the fair value of this business, compared to a non-cash goodwill and indefinite-lived intangible asset impairment charge in 2007 of $73.8 million. The remaining incremental operating loss of $3.9 million is primarily the result of the decline in sales between years and operating inefficiencies from reduced manufacturing activity in response to the lower demand, which were partially offset by cost savings due to the closure of the Huntsville facility, lower costs due to the further consolidation of the distribution network within our towing products business and continued lower discretionary spending in both our towing products and retail businesses in response to the decline in sales in certain end-markets.

        Recreational Accessories' Adjusted EBITDA decreased $4.7 million to $15.6 million, or 6.3% of net sales in 2008, from $20.3 million, or 7.2% of net sales in 2007 which, after considering the impact of the goodwill and indefinite-lived intangible asset impairment charges in 2008 and 2007, is consistent with the decline in operating profit between years.

        Corporate Expenses and Management Fees.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2008	2007
	(in millions)
Corporate operating expenses	$11.6	$14.8
Employee costs and related benefits	10.4	9.6
Costs for early termination of operating leases	—	4.2
Management fees and expenses	0.2	12.1

Corporate expenses and management fees—operating profit	$22.2	$40.7
Receivables sales and securitization expenses	2.6	4.4
Gain on repurchase of bonds	(3.7)	—
Depreciation	(0.1)	(0.1)
Other, net	(0.7)	(1.0)

Corporate expenses and management fees—Adjusted EBITDA	$20.3	$44.0

        Corporate expenses and management fees decreased by approximately $18.5 million to $22.2 million in 2008, from $40.7 million in 2007, primarily due to the impact of the use of IPO proceeds in 2007, including payment of a $10.0 million termination fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. Additionally, we incurred higher-than-normal professional fees expense in 2007 in support of our efforts to fully document and complete initial testing associated with the requirements of Sarbanes-Oxley. Employee costs and related benefits increased by approximately $0.8 million to $10.4 million in 2008, from $9.6 million in 2007, primarily due to approximately $1.6 million of severance charges incurred in connection with our corporate office restructuring during the second quarter of 2008, which were partially offset by the benefit of having fewer employees during the second half of 2008. Receivables sales and securitization expenses decreased approximately $1.8 million in 2008 as compared to 2007, due primarily to an approximate 2.4% decrease in the weighted average securitization rate from 2007 to 2008. In addition, during the fourth quarter of 2008, we repurchased $8.0 million face value of our senior subordinated notes, resulting in a $3.7 million gain.

        Interest Expense.    Interest expense, including gain (loss) on debt extinguishments, decreased approximately $23.8 million to $52.0 million in 2008, from $75.8 million in 2007. In 2008, we recognized a $3.7 million gain on the repurchase of $8.0 million face value of senior subordinated notes, less $0.2 million in debt extinguishment costs, while in 2007 we incurred approximately $7.4 million of debt extinguishment costs in connection with the retirement of $100.0 million senior subordinated notes in June 2007 with our IPO proceeds. In addition, approximately $5.0 million of the reduction in interest expense is a result of the aforementioned retirement of $100.0 million senior subordinated notes in June 2007. The decrease is also a result of a decrease in our weighted-average U.S. variable-rate on U.S. borrowings of 5.4% in 2008, from 7.8% in 2007. Weighted-average borrowings on U.S. variable-rate debt were approximately flat year-over-year.

        Other Expense, Net.    Other expense, net decreased approximately $1.6 million to $2.3 million in 2008, from $3.9 million in 2007. The decrease is principally due a $1.8 million decrease in costs related to receivable sales and securitization expenses resulting from an approximate 2.4% decrease in the weighted average securitization rate from 2007 to 2008.

        Income Taxes.    The effective income tax rate for 2008 was 1.6%, compared with 7.5% for 2007. In 2008, we reported domestic and foreign pretax loss of approximately $98.6 million and $32.1 million, respectively. The loss in 2008 is primarily the result of a goodwill and indefinite-lived intangible asset impairment charge of $172.2 million, for which we received an income tax benefit of approximately $17.2 million. In 2008, we recorded a $2.8 million tax benefit associated with the release of valuation allowances. The release of valuation allowances is related to our change in judgments about the effects of tax restrictions on utilizing certain deferred tax assets, primarily a capital loss carryforward. The loss in 2007 is primarily the result of a goodwill and indefinite-lived intangible asset impairment charge of $171.2 million, for which we received an income tax benefit of approximately $11.3 million. In 2007, we also recorded a $1.4 million tax benefit associated with changes in statutory tax rates and tax law as required by SFAS 109. The Company reduced its net deferred income tax liabilities for the tax law changes that were signed into effect during 2007. In addition, the Company recorded a valuation allowance of $0.9 million against certain state NOL's during 2007.

        Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our N.I. Industries rocket launcher line of business through December 2007, when the sale of the business was completed, our N.I. Industries property management line of business and our specialty tapes and laminates business, currently held for sale, through December 31, 2008. The results of operations also include certain non-operating charges related to our industrial fastening businesses post-sale. Loss from discontinued operations, net of income tax benefit, was $7.6 million in 2008, as compared to income from discontinued operations, net of income tax expense, of $2.8 million in 2007. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached herein.

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

        Overall, net sales increased $54.7 million, or approximately 5.8%, in 2007 as compared with 2006. Of this increase, approximately $13.8 million is due to currency exchange as our reported results in U.S. dollars benefited from stronger foreign currencies. Packaging Systems' net sales increased $8.2 million, or approximately 5.7%, in 2007 as compared with 2006 due to increases in our specialty dispensing products and new product introductions and the favorable effects of currency exchange. Net sales within Energy Products increased $6.5 million, or 4.1%, in 2007 as compared with 2006, due to continued high levels of turnaround activity at petroleum refineries and petrochemical facilities, partially offset by decreased sales of slow speed and compressor engines and related parts. Net sales within our Industrial Specialties segment increased $29.2 million, or 16.7%, in 2007 as compared with 2006, due to improved demand across the majority of the businesses in the segment, most notably in our aerospace fastener, industrial cylinder and defense businesses. RV & Trailer Products' net sales increased $8.1 million, or approximately 4.2%, in 2007 as compared with 2006, due primarily to new product sales in our electrical products business and the favorable effects of currency exchange, partially offset by continued soft demand in certain trailering products end markets and in our Australian business. Recreational Accessories' net sales increased $2.8 million, or approximately 1.0%, in 2007 as compared with 2006, due to sales resulting from new programs in our retail business and the favorable effects of currency exchange, partially offset by reduced sales activity in our towing products business due to continued softness of its end-customer market.

        Gross profit margin (gross profit as a percentage of sales) approximated 27.3% and 27.0% for 2007 and 2006, respectively. Packaging Systems' gross profit margin decreased to approximately 33.8% in 2007, from 35.0% in 2006, primarily due a less favorable product sales mix. Energy Products' gross profit margin remained flat at 29.1% in 2007 and 2006, as increases in sales volumes and improved material margins in our specialty gasket business were offset by decreased sales volumes and a less favorable product sales mix in our engine business. Gross profit margin within our Industrial Specialties segment remained flat at 29.4% in 2007 and 2006, as the higher sales volumes and related margins in our aerospace, industrial cylinder and defense businesses were offset by declines in sales and gross margin within our specialty fitting business. RV & Trailer Products' gross profit margin increased to 21.9% in 2007, from 20.3% in 2006, due primarily to increased sales and a more favorable product sales mix in our electrical business and improved material margins within our Australian business, partially offset by continued pricing pressure in our trailering business and duplicative costs in our Australian operations corresponding with start-up costs of new programs in our Thailand facility. Recreational Accessories' gross profit margin increased to 24.9% in 2007, from 24.7% in 2006. The increase is due primarily to material margin improvements in towing products and retail sales channels, purchasing savings initiatives, additional manufacturing efficiencies and material management improvement initiatives.

        Operating profit margin (operating profit as a percentage of sales) decreased from negative 2.0% in 2006 to negative 9.4% in 2007. Operating profit decreased approximately $75.9 million, to an operating loss of $94.7 million in 2007, compared to an operating loss of $18.8 million in 2006. In 2007, we recorded a non-cash goodwill and indefinite-lived intangible asset impairment charge of $171.2 million in our RV & Trailer Products and Recreational Accessories segments. In 2006, we recorded a non-cash goodwill impairment charge of $116.5 million in these segments. In addition to the increase in impairment charges, during 2007, we utilized proceeds from our IPO to fund a $10.0 million fee to Heartland for agreeing to a contractual settlement of its right to receive a $4.0 million annual fee under its advisory services agreement and $4.2 million of costs and expenses related to the early termination of operating leases. In 2007, we also recorded approximately $9.0 million related to the closure of our Huntsville, Ontario, Canada facility within our Recreational Accessories segment and a non-cash settlement of a benefit plan liability of approximately $3.9 million in our Packaging Systems segment. Packaging Systems' operating profit margin was 17.7% and 21.7% in 2007 and 2006, respectively. Operating profit decreased $4.3 million in 2007 as compared with 2006, due primarily to the aforementioned non-cash charge for settlement of a defined benefit pension plan settlement liability of $3.9 million. Energy Products' operating profit margin was 14.0% and 14.5% in 2007 and 2006, respectively. Operating profit improved $0.1 million in 2007 compared to 2006 as increases in margin earned due to higher sales levels and margin improvement in our specialty gasket business were mostly offset by reductions in operating profit in our engine business due to lower sales volumes and costs incurred to introduce new programs. Industrial Specialties' operating profit margin was 20.4% and 20.6% in 2007 and 2006, respectively. Operating profit increased $5.6 million in 2007 compared to 2006 due to increased sales levels in the majority of the businesses in this segment, partially offset by higher selling, general and administrative expenses as a result of increased investment in sales resources and product development. RV & Trailer Products' operating profit decreased $1.6 million in 2007, from an operating loss of $79.6 million in 2006 to an operating loss of $81.2 million in 2007, principally due to a non-cash goodwill and indefinite-lived intangible asset impairment charge of $100.8 million in 2007, as compared to a goodwill impairment charge of $97.5 million in 2006. Partially offsetting this increase in impairment charge year-over-year was increased operating profit resulting from increased sales volumes. Recreational Accessories' operating profit decreased $59.3 million in 2007, from an operating loss of $4.9 million in 2006 to an operating loss of $64.2 million in 2007, due primarily to a non-cash goodwill and indefinite-lived intangible asset impairment charge of $70.4 million in 2007, as compared to a goodwill impairment charge of $19.0 million in 2006. In addition, we recorded charges of approximately $9.0 million related to the closure of the Huntsville, Ontario, Canada facility in the fourth quarter of 2007. These increases in charges were partially offset by higher sales volumes in our retail business resulting from new program introductions and savings resulting from continued operational improvements and our Asian sourcing initiatives.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 11.5% and 13.7% in 2007 and 2006, respectively. The increase in Adjusted EBITDA margin in our Energy Products segment was consistent with the increase in operating profit margin. The Adjusted EBITDA margin for Packaging Systems and Industrial Specialties decreased to 25.6% and 22.9% in 2007, respectively, from 28.9% and 23.2% in 2006, respectively. In 2007, Packaging Systems and Industrial Specialties recorded increased depreciation expense of approximately $1.2 million and $0.5 million, respectively, primarily as a result of the acquisition of previously leased machinery and equipment assets with IPO proceeds. The remaining change in Adjusted EBITDA margin for both Packaging Systems and Industrial Specialties was consistent with the decrease in operating profit margin. The Adjusted EBITDA margins in our RV &

Trailer Products and Recreational Accessories segments were significantly higher than the operating profit margins in 2007 and 2006 due to the add-back of the non-cash goodwill and indefinite-lived intangible asset impairment charges of $100.8 million and $70.4 million, respectively, in 2007, and $97.5 million and $19.0 million, respectively, in 2006. In addition, our Recreational Accessories segment recorded a $3.4 million fixed asset impairment charge in 2007 related to the closure of the Huntsville facility. After consideration of the goodwill, intangible asset and Huntsville charges, the remaining change in Adjusted EBITDA was consistent with the change in operating profit margin for both RV & Trailer Products and Recreational Accessories.

        Packaging Systems.    Net sales increased $8.2 million, or approximately 5.7%, to $152.0 million in 2007, as compared to $143.8 million in 2006. Overall, approximately $5.6 million of the increase in sales is due to favorable currency exchange as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. In addition, approximately $2.6 million of the increase is due to continued strong demand for our specialty dispensing products and new product introductions. Sales of our industrial closures, rings and levers were essentially flat year-over-year.

        Packaging Systems' gross profit increased approximately $1.0 million to $51.4 million, or 33.8% of sales, in 2007, as compared to $50.4 million, or 35.0% of sales, in 2006. The increase in gross profit between years is primarily attributed to favorable currency exchange, as incremental margin from increased sales levels was substantially offset by a less favorable product sales mix and general economic increases.

        Packaging Systems' selling, general and administrative costs increased approximately $2.4 million to $21.5 million, or 14.1% of sales, in 2007, as compared to $19.1 million, or 13.3% of sales, in 2006. The increase in selling, general and administrative expenses is a result of increased spending related to sales growth initiatives and realigning of certain manufacturing equipment between our facilities.

        Packaging Systems' operating profit decreased $4.3 million to $26.9 million, or 17.7% of sales, in 2007, as compared to $31.2 million, or 21.7% of sales, in 2006. The decrease in operating profit is due primarily recognition of a $3.9 million non-cash charge related to settlement of a defined benefit plan liability resulting from the closure of a distribution facility in 1997, for which the ultimate resolution and related accounting for distribution of surplus assets of the plan was not approved by Canadian authorities until 2007. The other components of the change were an increase in operating profit due to favorable currency exchange, offset by a less favorable product sales mix, increased selling costs in support of our sales growth initiatives and the realignment of certain manufacturing equipment between our facilities.

        Packaging Systems' Adjusted EBITDA decreased $2.8 million to $38.8 million, or 25.6% of sales, in 2007, as compared to $41.6 million, or 28.9% of sales, in 2006. In 2007, Packaging Systems had an increased depreciation expense add-back of approximately $1.2 million, primarily due to the acquisition of previously leased assets with the use of proceeds from our initial public offering in May 2007. The remaining change is consistent with the decrease in operating profit.

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

        Recreational Accessories.    Net sales increased $2.7 million, or approximately 1.0%, to $284.2 million in 2007, from $281.5 million in 2006. This segment benefited from an approximate 11% sales increase in our retail channel, primarily driven by new programs with our specialty automotive customers and new customers, and by approximately $1.6 million of favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. These increases were partially offset by an approximate 6% reduction in sales of our towing products business to our installer and original equipment customer groups, as a result of the continued softening of the end-customer market.

        Recreational Accessories' gross profit increased $1.5 million to $70.9 million, or 24.9% of net sales in 2007, from $69.4 million, or 24.7% of net sales in 2006, due primarily to approximately $0.8 million of increased profit resulting from higher sales volumes. The remainder of the increase is due to continued operational improvements in our towing products business and continued benefits related to sourcing of products from Asia and the related cost savings associated with such sourcing initiatives in both our towing and retail businesses.

        Recreational Accessories' selling, general and administrative expenses increased approximately $5.6 million to $61.0 million, or 21.5% of sales in 2007, from $55.4 million, or 19.7% of sales in 2006. The increase in selling and administrative expenses between years is due primarily to an approximate $4.8 million of expense related to severance and other costs associated with the aforementioned closure of our Huntsville facility. In addition, we experienced additional selling and promotional spending in our retail channel in connection with the new business awarded during 2007. These increases were partially offset by continued reductions in selling and distribution expenses in our towing products business as a result of further consolidation of warehouses and lower discretionary spending corresponding with the decline in sales to our installer and original equipment customer groups.

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

        Income Taxes.    The effective income tax rate for 2007 was 7.5% compared with (0.1)% for 2006. In 2007, we reported foreign pre-tax income of approximately $6.6 million and a domestic pre-tax loss of approximately $180.9 million. The loss in 2007 is primarily the result of a goodwill and indefinite-lived intangible asset impairment charge of $171.2 million, for which we received an income tax benefit of approximately $11.3 million. In 2007, we recorded a $1.4 million tax benefit associated with changes in statutory tax rates and tax law as required by SFAS 109. The Company reduced its net deferred income tax liabilities for the tax law changes that were signed into effect during 2007. In addition, the Company recorded a valuation allowance of $0.9 million against certain state NOL's. The loss in 2006 is primarily the result of a goodwill impairment charge of $116.5 million, for which we received an income tax benefit of only $1.2 million. In 2006, we also recorded a tax benefit of approximately $0.5 million in accordance with SFAS 109 due to the change in Texas tax law signed into effect on May 19, 2006, recorded a valuation allowance of $1.7 million against certain deferred tax assets associated with a dual consolidated tax loss, certain state NOL's and a foreign tax credit carryforward, and recorded a tax benefit of $0.6 million related to extraterritorial income exclusions ("ETI"). The ETI tax deduction is based on the amount of export sales by domestic entities and has minimal relationship to net income (loss).

        Discontinued Operations.    The results of discontinued operations consist of our industrial fastening business through February 2007, when the sale of the business was completed, our asphalt-coated paper business through June 2006, when the sale of that business was completed, our N.I. Industries rocket launcher and property management lines of business through December 2007, when the sale of the rocket launcher business was completed and our specialty tapes and laminates business through December 2007. The results of operations also include a charge in 2007 related to our Wood Dale leased manufacturing facility, which was part of our industrial fastening business, for the estimated unrecoverable future minimum lease obligations. Income from discontinued operations, net of income tax expense, was $2.8 million in 2007, as compared to a loss from discontinued operations, net of income tax benefit, of $17.5 million in 2006. See Note 5, "Discontinued Operations and Assets Held for Sale," to the financial statements attached herein.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities in 2008 was approximately $31.2 million, as compared to $65.0 million in 2007. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  In 2008, the Company generated $73.0 million in cash flows, based on the reported net loss from operations and after considering the effects of non-cash items related to asset impairments, depreciation and amortization, changes in deferred taxes, debt extinguishments and stock compensation. In 2007, the Company generated $53.1 million based on the reported net loss from operations and after considering the effects of comparable non-cash items.

  •
  In 2008, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $18.3 million, whereas in 2007, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash source of approximately $26.0 million. During the last three months of 2008, we shifted the primary source of funding our working capital requirements and ordinary course needs from the receivables securitization facility to our revolving credit facility in response to credit market uncertainties and because the relative cost of the facilities was comparable. In 2007, we used the receivables securitization facility as the primary source of funding working capital requirements and ordinary course needs because it was more cost-effective.

  •
  In 2008, we used approximately $8.7 million of cash relative to our investment in inventory primarily as reductions in inventory levels were more than offset by significantly higher commodity costs experienced during the second half of the year. In 2007, we used approximately $25.1 million of cash relative to our investment in inventory in order to fund sales growth initiatives and as a result of longer lead times associated with sourcing products from Asia.

  •
  In 2008, accounts payable and accrued liabilities represented a net use of cash of $13.9 million, as compared to being a net a source of cash of approximately $13.7 million in 2007. As of December 31, 2008, the relative level of accounts payables and accrued liabilities declined as the Company reduced levels of manufacturing and purchasing activity in response to an abrupt slowdown in order activity experienced during the fourth quarter of 2008. In 2007, we increased our days purchases in accounts payable to a level closer to our inventory turnover and consistent with the increased investment in inventory.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $3.5 million and $12.5 million in 2008 and 2007, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

  •
  Increases in receivables resulted in a use of cash of approximately $0.5 million and $15.7 million in 2008 and 2007, respectively. Relative to 2007, fourth quarter 2008 sales declined approximately 4%, while fourth quarter 2007 increased approximately 7% versus fourth quarter 2006.

        Net cash used for investing activities in 2008 was approximately $33.4 million, as compared to $68.9 million in 2007. In 2008, we incurred $29.2 million in capital expenditures to support our growth initiatives. We also paid approximately $3.2 million for the acquisition of Parkside Towbars, net of cash acquired, and approximately $3.5 million in additional purchase price in connection with earn-out clauses related to prior year acquisitions. In 2008, net proceeds from various asset dispositions were $2.4 million. In 2007, we incurred $34.7 million in capital expenditures to support our growth initiatives. Also, during 2007, we used proceeds from our IPO to purchase approximately $17.1 million of machinery and equipment subject to operating leases, and also paid approximately $12.9 million for certain machinery and equipment subject to operating leases in connection with the disposition of our Frankfort, Indiana industrial fastening business, which was sold in February 2007. In addition, during 2007, we paid approximately $13.5 million to acquire certain assets from Quest Technologies, Inc., expanding the Company's fifth-wheel product offerings in our Recreational Accessories segment, and all of the capital stock of DEW Technologies, Inc., a medical device manufacturer, which is reported in our Industrial Specialties segment. We also generated cash proceeds in 2007 of approximately $9.3 million on the disposition of businesses and other assets, the main components of which include $4.0 million related to the sale of the Frankfort, Indiana industrial fastening business in February 2007, and $3.1 million related to the sale of our rocket launcher business in December 2007.

        Net cash provided by financing activities in 2008 was approximately $1.3 million, as compared to cash provided by financing activities of approximately $5.1 million in 2007. During the fourth quarter of 2008, we used $4.1 million of cash from operating activities to retire $8.0 million face value of our 9 7/8% senior subordinated notes due in 2012 via open market purchases. We also increased our net borrowings on revolving credit facilities by $10.0 million during 2008 to fund our normal operations. In both 2008 and 2007, we repaid approximately $5.0 million of borrowings on senior credit facilities. During 2007, we received net proceeds from the initial public offering of our common stock of approximately $126.5 million, which we used to retire $100.0 million of senior subordinated notes and to pay the associated call premium. In addition, we reduced our net borrowings under our revolving credit facilities by approximately $16.4 million.

        Although we have reported a significant loss from continuing operations in each of the last three years, each of our operating segments was profitable before consideration of non-cash impairments and generated positive cash flows from operations. In the second half of 2008, we were impacted by the significant decline in the financial markets, continued uncertainty and lack of availability in the credit markets, and the economic recession in the US and other major global economies. These impacts were most notable in our RV & Trailer Products and Recreational Accessories operating segments, where we experienced sales declines of 12.2% and 12.1%, respectively, compared to the prior year, as the impact of declining consumer confidence due to recessionary concerns and lack of credit availability impacted discretionary consumer spending. Although the continued decline in end markets of these operating segments has resulted in lower reported earnings and cash flows from operations, the businesses remain profitable (before consideration of non-cash impairment charges) and continue to generate positive cash flows from operations. We expect the end market conditions in the RV & Trailer Products and Recreational Accessories operating segments will continue to decline in 2009 or longer until the US economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves. We anticipate our businesses in the Packaging Systems, Energy Products and Industrial Specialties segments will also be impacted by the macroeconomic events noted above, but perhaps not to the level of significance of our other two operating segments.

        As more fully described in our "Key Factors and Risks Affecting our Reported Results," in response to the expected continuation of these end market conditions, we accelerated our profit improvement plan, principally business restructuring efforts within our RV & Trailer Products and Recreational Accessories segments, with the movement of production to lower-cost environments and the expansion of strategic sourcing initiatives. We also took actions to reduce fixed and variable spending and fixed headcount, and implemented planned reductions in working capital and capital expenditures in order to improve cash flows. Our businesses also implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. We believe that the actions we have implemented to-date and our future plans to reduce costs and improve cash flows will substantially mitigate the impacts of declining consumer confidence, lack of credit availability and the economic recession, most significantly impacting our RV& Trailer Products and Recreational Accessories segments.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At December 31, 2008, approximately $254.2 million was outstanding on the term loan and $8.5 million was outstanding on the revolving credit facilities. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.16 to 1.00 at December 31, 2008. Our permitted interest ratio under our amended and restated credit agreement is 2.00 to 1.00 for July 1, 2008 to December 31, 2008, 2.10 to 1.00 for January 1, 2009 to June 30, 2009, 2.20 to 1.00 for July 1, 2009 to December 31, 2009, 2.30 to 1.00 for January 1, 2010 to December 31, 2010, 2.40 to 1.00 for January 1, 2011 to September 30, 2011 and 2.50 to 1.00 for October 1, 2011 and thereafter. Our actual interest expense ratio was 2.74 to 1.00 at December 31, 2008. At December 31, 2008, we were in compliance with our financial covenants.

        The following is a reconciliation of net loss, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the year ended December 31, 2008.

Year ended December 31, 2008
(dollars in thousands)
Net loss, as reported	$(136,190)
Bank stipulated adjustments:
Interest expense, net (as defined)	56,060
Income tax benefit(1)	(12,610)
Depreciation and amortization	44,070
Extraordinary non-cash charges(2)	185,030
Interest equivalent costs(3)	2,610
Non-cash expenses related to stock option grants(4)	1,030
Other non-cash expenses or losses	3,310
Non-recurring expenses or costs for cost savings projects(5)	4,250
Permitted dispositions(6)	3,970
Permitted acquisitions(7)	40

Consolidated Bank EBITDA, as defined	$151,570

	December 31, 2008
	(dollars in thousands)
Total long-term debt	$609,940
Aggregate funding under the receivables securitization facility	20,000

Total Consolidated Indebtedness, as defined	$629,940

Consolidated Bank EBITDA, as defined	$151,570
Actual leverage ratio	4.16	x

Covenant requirement	5.00	x

Interest expense, as reported	56,060
Interest equivalent costs from receivables financing	2,610
Interest income	(720)
Noncash amounts attributable to amortization of financing costs	(2,630)

Total Consolidated Cash Interest Expense, as defined	$55,320

Consolidated Bank EBITDA, as defined	$151,570
Actual interest expense ratio	2.74	x

Covenant requirement	2.00	x

(1)
Amount includes tax benefits associated with discontinued operations.

(2)
Non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(3)
Interest-equivalent costs associated with the Company's receivables securitization facility.

(4)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(5)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $50,000,000 in the aggregate.

(6)
EBITDA from permitted dispositions, as defined.

(7)
EBITDA from permitted acquisitions, as defined.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, (approximately $0.3 million outstanding at December 31, 2008) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $2.2 million outstanding at December 31, 2008) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars (approximately $15.3 million outstanding at December 31, 2008) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost) and we expect to be in compliance with such covenants. In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of December 31, 2008, total borrowings in the amount of $17.8 million were outstanding under these arrangements.

        Another important source of liquidity is our $90.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At December 31, 2008, we had $20.0 million utilized under our accounts receivable facility and available funding of $30.9 million based on eligible receivables.

        At December 31, 2008, our available revolving credit capacity of $150 million under our credit facility is reduced by approximately $34.1 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit and $8.5 million outstanding under our revolving credit facility at December 31, 2008, we had $107.4 million of revolving credit capacity available, in addition to $30.9 million of available liquidity under our accounts receivable securitization facility discussed above. However, after consideration of our leverage covenant, we had aggregate available funding under our accounts receivable facility and our revolving credit and receivables securitization facilities of $127.9 million at December 31, 2008.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $34.1 million in letters of credit outstanding related thereto, is approximately $115.9 million, while our available liquidity under our accounts receivable securitization facility ranges from $40 million to $67 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under the credit and securitization facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Recreational Accessories and RV & Trailer Products operating segments. Sales of towing and trailering products within these segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any material seasonal fluctuation in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our credit and securitization facilities.

        Cash management related to our credit and securitization facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter, and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our credit and securitization facilities of $127.9 million at December 31, 2008, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $329.8 million (face value) 9 7/8% senior subordinated notes (the "Notes") outstanding at December 31, 2008, due in 2012. In December 2008, we retired $8.0 million face value of Notes via open market purchases and in June 2007 we retired $100.0 million face value of Notes using proceeds from our IPO. We may choose to repurchase Notes via open market or in privately negotiated transactions on terms we believe favorable. These transactions may be effected for cash (from cash and cash equivalents, borrowings under our credit facility, or proceeds from sale of debt or equity securities), in exchange for common stock, or a combination of both. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in aggregate, be material.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 13, "Long-term Debt," to the accompanying consolidated financial statements as of December 31, 2008. In April 2008, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of our interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. We have designated this swap agreement as a cash flow hedge, whereby the effective portion of the hedge gains and losses are deferred. We believe the cash flow hedge is effective as changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows of variable rate debt attributed to fluctuations in LIBOR. The fair value of the swap was a liability of $1.2 million at December 31, 2008.

        Based on variable rate-based borrowings outstanding at December 31, 2008, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $1.6 million annually.

        In January 2009, the Company entered into two new interest rate swap agreements to fix the LIBOR-based variable portion of its interest rate on $75.0 million notional amount of its term loan facility at 1.39% and $125 million notional amount of its term loan facility at 1.91%. The $75.0 million notional amount interest rate swap commences in January 2009 and extends through January 2011. The $125.0 million notional amount interest rate swap commences in October 2009 and extends through July 2011. These interest rate swaps are designated as cash flow hedges under SFAS No. 133. The Company believes these cash flow hedges are effective as defined in SFAS No. 133, as changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuations in the LIBOR.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximates $15.7 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

        Annual rent expense for the fiscal year ended December 31, 2008 related to these lease transactions is as follows (in millions):

Operating lease	Transaction	Annual lease cost
Real properties (6 properties)*	2002	$2.2
Real properties (2 properties)*	2003	1.0
Personal properties (plant and equipment)*	2002	0.9
Real properties	various	9.6
Personal properties (plant and equipment)	various	2.0

Total		$15.7

    *
    These leases are sale-leaseback transactions.

        In addition to rent expense from continuing operations, we also have approximately $2.4 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 60% relates to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024) and 40% relates to the WoodDale facility in the former industrial fastening business (which extends through 2022).

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

Common Stock

        Our common stock is listed on the NYSE, which requires us to continue to meet certain listing standards, including standards related to our shareholders' equity (e.g., minimum shareholders' equity of $75 million). As of December 31, 2008, our shareholders' equity was approximately $54.9 million. Accordingly, we expect to receive notice from the NYSE that we are not in compliance with the NYSE's continued listing standard of maintaining shareholders' equity of at least $75 million. Under NYSE rules, we have the ability to submit a plan to the NYSE outlining our efforts to cure this deficiency within forty-five days of receipt of such notice. We intend to submit such a plan which we believe will cure this deficiency and, if acceptable to the NYSE, we will have 18 months in which to restore our shareholders' equity above the $75 million threshold or our common stock will be de-listed from the NYSE. During that timeframe, the NYSE will continually monitor our performance under that plan and can start the delisting process if at any time it decides that we are not meeting objectives that are set forth in such plan.

Off-Balance Sheet Arrangements

        During 2008, we were party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $90.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At December 31, 2008, we had $20.0 million utilized and $30.9 million available under this facility based on eligible receivables and after consideration of leverage restrictions.

        The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. On February 13,

2009, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a customary 364-day term, committed funding of up to $55.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 4.5%. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Commitments and Contingencies

        Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements for 23 facilities and certain capital equipment, our allocable share of certain compensation and benefit obligations to Metaldyne and principal and interest obligations on our senior secured term loan and senior subordinated notes. Interest on our credit facility term loan is based on LIBOR plus 225 basis points, which equaled 5.0% at December 31, 2008, and this rate was used to estimate our future interest obligations with respect to the term loan included in the table below.

        The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2008.

	Payments Due by Periods (dollars in thousands)
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$610,560	$10,360	$23,420	$576,780	$—
Lease obligations	127,340	14,750	26,680	22,510	63,400
Benefit obligations	5,670	350	710	710	3,900
Interest obligations:
Term loan	56,290	12,740	25,080	18,470	—
Subordinated notes	119,740	33,290	66,570	19,880	—

Total contractual obligations	$919,600	$71,490	$142,460	$638,350	$67,300

        As of December 31, 2008, we had a $90.0 million revolving credit facility and a $90.0 million accounts receivable facility (subsequently decreased to $55.0 million on February 13, 2009). Throughout the year, outstanding balances under these facilities fluctuate and we incur additional interest (or, in the case of the accounts receivable facility, interest-like charges) obligations on such variable outstanding debt.

        As of December 31, 2008, we are contingently liable for standby letters of credit totaling $34.1 million issued on our behalf by financial institutions under our revolving credit facility. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On December 16, 2008, Moody's affirmed our corporate family and probability of default ratings at B2 but downgraded the rating of our senior secured credit to Ba3 from Ba2 and the rating for our senior subordinated notes to Caa1 from B3. The outlook is stable. On May 23, 2007, following our initial public offering, Standard & Poor's upgraded our credit facilities, corporate credit and senior subordinated notes ratings of BB-, B+ and B- respectively, from B+, B and CCC+, respectively, each with a stable outlook. These ratings remain in place as of December 31, 2008. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected. In connection with the consummation of our pubic offering in May 2007 and the use of proceeds there from, the applicable margin on all loans under our amended and restated credit agreement were reduced by 0.5% per annum based on the ratings assigned to our credit facilities by Standard & Poor's being and remaining at B+ (stable) or better and the ratings assigned to our credit facilities by Moody's being and remaining at B1 (stable) or better.

Outlook

        The global economy has entered a period of very weak economic activity, led by the recession in the United States and followed by declines in other major markets around the world. The financial market crisis set off a series of events that generated conditions more severe than those experienced in several decades. The characteristics of the financial crisis are unique, given the housing crisis and downward pressures on valuations of mortgage-backed and related securities, which have combined to foster a crisis in business and consumer confidence. Although several other factors contributed to current economic and financial conditions, the influence of these financial developments was very prominent. The interrelationships among financial markets worldwide ultimately resulted in a synchronous global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks. The economic outlook for 2009 is negative, with a range of possible outcomes due to the uncertain financial markets environment. Consumer and business spending has been severely constrained by credit conditions and economic weakness.

        Although we anticipate 2009 will be challenging year, we believe that our profit improvement plan to aggressively restructure certain of our businesses and initiate cost reductions in other businesses will help compensate for lost profitability due to weak end market demand. We are also focused on liquidity actions to improve our balance sheet that will enable us to withstand the market pressures of the current economic environment.

        Key elements of our profit improvement plan and savings expected to be realized in 2009, before cash costs to implement such actions expected to range from $8 million to $9 million, are described more fully below.

  •
  Consolidation and integration of business activities within our RV & Trailer Products and Recreational Accessories operating segments and the announced closure of a manufacturing facility, effective September 2009. Certain functional activities, including sales, manufacturing, distribution and back-office functions are in the process of being combined, and after consideration of the plant closure, will result in savings of approximately $4 million.

  •
  Headcount reductions across all operating segments and other employee-related cost actions resulting in approximately $15 million in 2009 savings, and;

  •
  Mandatory reductions in discretionary spending including travel and entertainment, outside professional services, sales and marketing expenditures, materials and supplies, etc., resulting in approximately $9 million in 2009 savings.

        In addition to the actions outlined above, we have implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. We also have pricing initiatives in place to recover inflationary cost increases and continue actions to leverage our strong brand names. Further, we continue to aggressively negotiate price and terms with our supply base, particularly for Asian-sourced products.

        We have implemented or plan to implement the following actions to improve liquidity including:

  •
  Closed on the sale of its specialty tapes and laminates business in February 2009, generating $21 million cash proceeds;

  •
  Successfully renewed its receivables securitization facility which provides committed funding of up to $55 million;

  •
  We may choose to transact additional purchases of our Notes via open market transactions on terms we believe are favorable. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets.

  •
  Reduce our level of investment in inventory and working capital overall, and align production activities consistent with expectations of significantly reduced end market demand;

  •
  Implement a European holding company structure to use available foreign cash to fund international market growth strategies, and;

  •
  Monetize various non-core assets and complete the sale of the property management business.

        Longer-term, we believe these actions position our Company for future profitable growth by enabling strategies focused on reduced cycle times and securing our position as best cost producer. We will continue to focus on efficient deployment of capital in support of new products in growing end markets, geographic expansion, and product-line and bolt-on acquisitions that we expect will provide further opportunities for growth and enhanced returns.

Impact of New Accounting Standards

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosure about Postretirement Benefit Plan Assets", which amends Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include additional information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard will only affect disclosures and will have no impact on our consolidated financial statements. This statement is effective for fiscal years ending after December 15, 2009.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." There is no impact on our current consolidated financial statements as a result of this pronouncement.

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million at December 31, 2008. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.    In accordance with Statement of Financial Accounting Standards No. 144, (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," we review, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, we also consider events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

        Goodwill and Indefinite-Lived Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), by comparing the estimated fair value of each of our reporting units to its respective carrying value on our balance sheet. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place as defined in SFAS 142.

        For the purposes of these impairment tests, two of our five operating segments, Recreational Accessories and RV & Trailer Products, are considered reporting units, because the individual businesses within each of these segments have similar economic characteristics, including their products, services, customers, and distribution. The ten businesses which comprise our remaining three operating segments are considered separate reporting units for purposes of applying SFAS 142. These businesses are less similar in their economic characteristics and have discrete financial information available which management regularly reviews for purposes of evaluating performance.

        We estimate the fair value of our reporting units utilizing a combination of three valuation techniques: discounted cash flow (Income Approach), market comparable method (Market Approach) and market capitalization (Direct Market Data Method). For purposes of applying the SFAS 142 test, we have historically relied primarily on the Income Approach, because it considers factors unique to each of our businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. Management therefore believes that this valuation approach provides the best estimate of fair value of our reporting units. The Market Approach considers potentially comparable companies and transactions within the industries where our reporting units participate, and applies their trading multiples to our reporting units. Management uses this data to assess the reasonableness of the estimate of fair value of our reporting units under the Income Approach due to the difficulty in identifying companies that are specifically comparable to our reporting units, considering the diversity of our businesses, their relative sizes and levels of complexity. We also use the Direct Market Data Method by comparing our book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as our market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, our high degree of leverage, and the limited float of our common stock. In situations where the Market Approach and/or the Direct Market Data Method yield estimated fair values for our reporting units that are significantly different than under the Income Approach, we re-evaluate and adjust, if necessary, the assumptions underlying the Income Approach.

        The Income Approach requires us to calculate the present value of estimated future cash flows. In making this calculation, we make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also include significant assumptions related to including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization as compared to the estimated fair values of our reporting units determined using the Income Approach and other factors which are beyond our control. We compare the estimates of fair value of each reporting unit, determined under the Income Approach, with each reporting unit's net asset carrying value. If carrying value exceeds fair value, a possible impairment of goodwill and indefinite-lived intangible assets exists and further evaluation is performed.

        Prior to 2008, our accounting policy was to conduct the annual impairment test as of December 31st, with the most recent annual impairment test completed as of December 31, 2007. Effective in the second quarter of 2008, we changed our accounting policy to conduct the annual impairment test as of October 1st, with the testing to be conducted during the fourth quarter of each year. This change is preferable as it provides us additional time to complete the required testing and evaluate the results prior to the yearend closing and reporting activities and better enables us to comply with required reporting dates as an accelerated filer. The change in impairment test dates had no impact on our financial results or financial position for any period presented.

        Future declines in sales and/or operating profit, declines in our stock price, or other changes in our business or the markets for our products could result in further impairments of goodwill and other intangible assets.

        Pension and Postretirement Benefits Other than Pensions.    We account for pension benefits and postretirement benefits other than pensions in accordance with the requirements of FASB Statement of Financial Accounting Standards No. 87 (SFAS No. 87), "Employer's Accounting for Pensions," No. 88

(SFAS No. 88), "Employer's Accounting for Settlements and Curtailments of Defined Benefit Plans and for Terminated Benefits," No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other Than Pension," No. 132 (SFAS No. 132), "Employer's Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106" and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We determine assumptions used in the actuarial calculations which impact reported plan obligations and expense, considering trends and changes in the current economic environment in determining the most appropriate assumptions to utilize as of our measurement date. Annually, we review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.

        Income Taxes.    We compute income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Beginning with the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.

        Derivative Financial Instruments.    We account for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivatives be recorded at fair value on the balance sheet as either assets or liabilities. The effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. We have historically entered into interest rate swaps to hedge cash flows associated with variable rate debt.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates, commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products. We are also subject to interest risk as it relates to long-term debt, for which we have historically and plan to prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 13, "Long-term Debt," in the notes to the financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule in the 2008 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in note 3 to the consolidated financial statements, the Company changed its accounting policy in 2008 to change its required annual goodwill impairment test from December 31 to October 1.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriMas Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Detroit, Michigan
March 9, 2009

TriMas Corporation

Consolidated Balance Sheet

(Dollars in thousands)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,910	$4,800
Receivables, net	104,760	89,370
Inventories	188,950	181,790
Deferred income taxes	16,970	18,860
Prepaid expenses and other current assets	7,430	7,010
Assets of discontinued operations held for sale	26,200	41,450

Total current assets	348,220	343,280
Property and equipment, net	181,570	186,840
Goodwill	202,280	367,420
Other intangibles, net	178,880	203,170
Other assets	19,270	27,280

Total assets	$930,220	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,360	$8,390
Accounts payable	111,810	121,860
Accrued liabilities	66,340	71,830
Liabilities of discontinued operations	1,340	1,450

Total current liabilities	189,850	203,530
Long-term debt	599,580	607,600
Deferred income taxes	51,650	73,280
Other long-term liabilities	34,240	35,090

Total liabilities	875,320	919,500

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 33,620,410 and 33,409,500 shares
at December 31, 2008 and 2007, respectively	330	330
Paid-in capital	527,000	525,960
Accumulated deficit	(510,160)	(373,970)
Accumulated other comprehensive income	37,730	56,170

Total shareholders' equity	54,900	208,490

Total liabilities and shareholders' equity	$930,220	$1,127,990

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Net sales	$1,021,300	$1,003,070	$948,340
Cost of sales	(758,120)	(729,510)	(692,540)

Gross profit	263,180	273,560	255,800
Selling, general and administrative expenses	(166,500)	(173,810)	(157,040)
Advisory services agreement termination fee	—	(10,000)	—
Costs for early termination of operating leases	—	(4,230)	—
Settlement of Canadian benefit plan liability	—	(3,870)	—
Net loss on dispositions of property and equipment	(340)	(1,720)	(550)
Impairment of property and equipment	(500)	(3,370)	(510)
Impairment of goodwill and indefinite-lived intangible assets	(172,220)	(171,210)	(116,500)

Operating loss	(76,380)	(94,650)	(18,800)

Other expense, net:
Interest expense	(55,740)	(68,310)	(79,060)
Gain (loss) on extinguishment of debt	3,740	(7,440)	(8,610)
Other expense, net	(2,290)	(3,880)	(4,150)

Other expense, net	(54,290)	(79,630)	(91,820)

Loss from continuing operations before income tax benefit (expense)	(130,670)	(174,280)	(110,620)
Income tax benefit (expense)	2,080	13,080	(810)

Loss from continuing operations	(128,590)	(161,200)	(111,430)
Income (loss) from discontinued operations, net of income tax benefit (expense)	(7,600)	2,770	(17,480)

Net loss	$(136,190)	$(158,430)	$(128,910)

Earnings (loss) per share—basic:
Continuing operations	(3.85)	(5.66)	(5.51)
Discontinued operations, net of income tax benefit	(0.22)	0.10	(0.86)

Net loss per share	$(4.07)	$(5.56)	$(6.37)

Weighted average common shares—basic	33,422,572	28,498,678	20,229,716

Earnings (loss) per share—diluted:
Continuing operations	(3.85)	(5.66)	(5.51)
Discontinued operations, net of income tax benefit	(0.22)	0.10	(0.86)

Net loss per share	$(4.07)	$(5.56)	$(6.37)

Weighted average common shares—diluted	33,422,572	28,498,678	20,229,716

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net loss	$(136,190)	$(158,430)	$(128,910)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	184,530	171,210	116,500
Impairment of property and equipment	500	3,370	15,760
(Gain) loss on dispositions of property and equipment	70	(630)	3,530
Depreciation	28,430	25,870	22,250
Amortization of intangible assets	15,640	15,480	16,490
Amortization of debt issue costs	2,450	2,700	4,330
Deferred income taxes	(19,690)	(9,480)	(11,280)
(Gain) loss on extinguishment of debt	(3,740)	2,500	7,920
Non-cash compensation expense	1,040	550	1,350
Net proceeds from (reductions in) sale of receivables and receivables securitization	(18,310)	25,980	(14,120)
(Increase) decrease in receivables	(480)	(15,670)	9,760
Increase in inventories	(8,740)	(25,080)	(11,310)
(Increase) decrease in prepaid expenses and other assets	3,490	12,540	(1,390)
Increase (decrease) in accounts payable and accrued liabilities	(13,930)	13,690	(15,260)
Other, net	(3,900)	370	260

Net cash provided by operating activities, net of acquisition impact	31,170	64,970	15,880

Cash Flows from Investing Activities:
Capital expenditures	(29,170)	(34,730)	(22,480)
Acquisition of leased assets	—	(29,960)	(7,360)
Acquisition of businesses, net of cash acquired	(6,650)	(13,540)	—
Net proceeds from disposition of businesses and other assets	2,440	9,320	7,680

Net cash used for investing activities	(33,380)	(68,910)	(22,160)

Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's initial public offering, net of issuance costs	—	126,460	—
Repayments of borrowings on senior credit facilities	(5,070)	(4,940)	(257,410)
Proceeds from borrowings on term loan facilities	490	—	260,000
Proceeds from borrowings on revolving credit facilities	576,990	508,540	688,870
Repayments of borrowings on revolving credit facilities	(566,970)	(524,920)	(683,150)
Debt issuance costs	—	—	(2,160)
Retirement of senior subordinated notes	(4,120)	(100,000)	—

Net cash provided by financing activities	1,320	5,140	6,150

Cash and Cash Equivalents:
Increase (decrease) for the year	(890)	1,200	(130)
At beginning of year	4,800	3,600	3,730

At end of year	$3,910	$4,800	$3,600

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,660	$63,690	$69,880

Cash paid for taxes	$8,060	$8,660	$14,050

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2005	$200	$396,980	$(86,310)	$38,430	$349,300
Comprehensive income (loss):
Net loss	—	—	(128,910)	—	(128,910)
Foreign currency translation	—	—	—	9,720	9,720
Minimum pension liability (net of tax of $190)	—	—	—	570	570

Total comprehensive loss					(118,620)

Issuance of common stock	10	(10)	—	—	—
Non-cash compensation expense	—	1,350	—	—	1,350
Net adjustments to reflect settlement of contractual obligations	—	750	—	—	— 750

Balances, December 31, 2006	$210	$399,070	$(215,220)	$48,720	$232,780

Comprehensive income (loss):
Net loss	—	—	(158,430)	—	(158,430)
Foreign currency translation	—	—	—	8,900	8,900
Defined pension and postretirement pension plans amortization of actuarial losses (net of tax of $0.6 million)	—	—	—	1,020	1,020

Total comprehensive loss	—	—	—	—	(148,510)

Net proceeds from the Company's initial public offering of common stock (Note 4)	120	126,340	—	—	126,460
Non-cash compensation expense	—	550	—	—	550
Effects of accounting change regarding pension and post-retirement plans measurement dates pursuant to SFAS No. 158 (net of tax of $0.1 million) (Note 17)	—	—	(200)	—	(200)
Cumulative impact of change in accounting for benefit plans (net of tax of $1.2 million) (Note 17)	—	—	—	(2,470)	(2,470)
Cumulative impact of change in accounting for uncertainties in income taxes (Note 20)	—	—	(120)		(120)

Balances at December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490
Comprehensive income (loss):
Net loss	—	—	(136,190)	—	(136,190)
Foreign currency translation	—	—	—	(17,810)	(17,810)
Defined pension and postretirement pension plans (net of tax of $0.04 million) (Note 17)	—	—	—	90	90
Change in fair value of cash flow hedge (net of tax of $0.4 million) (Note 13)	—	—	—	(720)	(720)

Total comprehensive loss	—	—	—	—	(154,630)

Non-cash compensation expense	—	1,040	—	—	1,040

Balances at December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems offers a broad spectrum of closure and dispensing solutions in industrial and consumer packaging applications. Energy Products is a manufacturer and distributor of a variety of engines, engine replacement parts and specialty gaskets for the oil and gas industry, petrochemical and industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in focused markets within the aerospace, industrial, automotive, defense, and medical equipment markets. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions and other accessories for use in a variety of commercial and recreational trailer applications. Recreational Accessories offers an extensive array of towing and cargo management product lines. See Note 19, "Segment Information," for further information on each of the Company's business segments.

2. New Accounting Pronouncements

        In December 2008, the Financial Accounting Standards Board ("FASB") issued FSP FAS 132(R)-1, "Employers' Disclosure about Postretirement Benefit Plan Assets," which amends FASB Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include additional information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard will only affect disclosures and will have no impact on the Company's consolidated financial statements. This statement is effective for fiscal years ending after December 15, 2009.

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles," which is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP." There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

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

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, and may not be retroactively applied. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

2. New Accounting Pronouncements (Continued)

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

3. Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts and transactions of TriMas and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, reserves for legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

        Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.7 million and $5.2 million at December 31, 2008 and 2007, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

        Sales of Receivables.    The Company may, from time to time, sell certain of its receivables to third parties. Sales of receivables are accounted for under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which deems the receivables sold when they are transferred beyond the reach of the Company and its creditors, the purchaser has the right to pledge or exchange the receivables and the Company has surrendered control over the transferred receivables.

        Inventories.    Inventories are stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out method. Direct materials, direct labor and allocations of variable and fixed manufacturing- related overhead are included in inventory cost.

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

        Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, the Company also considers events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.

        Goodwill and Indefinite-Lived Intangibles.    The Company tests goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by SFAS No. 142, "Goodwill and Other Intangible Assets," by comparing the estimated fair value of each of its reporting units to the respective carrying value on the balance sheet. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place as defined in SFAS 142.

        For the purposes of these impairment tests, two of the Company's five operating segments, Recreational Accessories and RV & Trailer Products, are considered reporting units, because the individual businesses within each of these segments have similar economic characteristics, including their products, services, customers, and distribution. The ten businesses which comprise the Company's remaining three operating segments are considered separate reporting units for purposes of applying SFAS 142. These businesses are less similar in their economic characteristics and have discrete financial information available which management regularly reviews for purposes of evaluating performance.

        The Company estimates the fair value of its reporting units utilizing a combination of three valuation techniques: discounted cash flow (Income Approach), market comparable method (Market Approach) and market capitalization (Direct Market Data Method). For purposes of applying the SFAS 142 test, the Company has historically relied primarily on the Income Approach, because it considers factors unique to each of the Company's businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. Management therefore believes that this valuation approach provides the best estimate of fair value of its reporting units. The Market Approach considers potentially comparable companies and transactions within the industries where the Company's reporting units participate, and applies their trading multiples to the Company's reporting units. Management uses this data to assess the reasonableness of the estimate of fair value of its reporting units under the Income Approach due to the difficulty in identifying companies that are specifically comparable to the Company's reporting units, considering the diversity of the Company's businesses, their relative sizes and levels of complexity. The Company also uses the Direct Market Data Method by comparing its book value and the

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

estimates of fair value of the reporting units to the Company's market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's high degree of leverage, and the limited float of the Company's common stock. In situations where the Market Approach and/or the Direct Market Data Method yield estimated fair values for the reporting units that are significantly different than under the Income Approach, management re-evaluates and adjusts, if necessary, the assumptions underlying the Income Approach.

        The Income Approach requires the Company to calculate the present value of estimated future cash flows. In making this calculation, management makes significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also include significant assumptions related to including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization as compared to the estimated fair values of the Company's reporting units determined using the Income Approach and other factors which are beyond management's control. The Company compares the estimates of fair value of each reporting unit, determined under the Income Approach, with each reporting unit's net asset carrying value. If carrying value exceeds fair value, a possible impairment of goodwill and indefinite-lived intangible assets exists and further evaluation is performed.

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

        Future declines in sales and/or operating profit, declines in the Company's stock price, or other changes in the Company's business or the markets for its products could result in further impairments of goodwill and other intangible assets.

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

        Pension Plans and Postretirement Benefits Other Than Pensions.    The Company accounts for pension benefits and postretirement benefits other than pensions in accordance with the requirements of SFAS No. 87, "Employer's Accounting for Pensions," SFAS No. 88, "Employer's Accounting for Settlements and

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

Curtailments of Defined Benefit Plans and for Terminated Benefits," SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pension," SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements Nos. 87, 88, and 106" and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R)." Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed- income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company's policy to pay these benefits as they become due.

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

        Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of our products, shipping and handling costs, amortization of customer intangible assets, costs of finance, human resources, legal functions, executive management costs and other administrative expenses.

        Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Recreational Accessories' distribution network, are included in selling, general and administrative expenses in the accompanying statement of operations. Shipping and handling costs were $4.4 million, $4.7 million and $4.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $6.9 million, $7.4 million and $6.2 million for the years ended December 31, 2008, 2007 and 2006, respectively and are included in selling, general and administrative expenses in the accompanying statement of operations.

        Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $1.3 million, $1.4 million and $0.9 million for the years ended

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

December 31, 2008, 2007 and 2006, respectively and are included in cost of sales in the accompanying statement of operations.

        Income Taxes.    The Company computes income taxes using the asset and liability method, whereby deferred income taxes using current enacted tax rates are provided for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities and for operating loss and tax credit carryforwards. Beginning with the adoption of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.

        Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $0.8 million, $(0.2) million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in the statement of shareholders' equity.

        Derivative Financial Instruments.    The Company accounts for derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivatives be recorded at fair value on the balance sheet as either assets or liabilities. The effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and is recognized in the statement of operations when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. As of December 31, 2008, the only derivative is an interest rate swap which has been designated as a cash flow hedge for the purpose of hedging the cash flows of variable rate debt. See Note 13, "Long-term Debt," for further information on the Company's interest rate swap.

        Fair Value of Financial Instruments.    The Company adopted SFAS No. 157, "Fair Value Measurements," as of January 1, 2008. SFAS No. 157 defines fair value, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value in U.S. GAAP, and expands disclosures about fair value measurements. The three levels of the fair value hierarchy are as follows:

  •
  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

  •
  Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly;

  •
  Level 3 inputs are unobservable inputs for the asset or liability.

        The Company has deferred the application of the provisions of SFAS No. 157 to its non-financial assets and liabilities not required or permitted to be measured at fair value on a recurring basis in accordance with FASB Staff Position No. 157-b (FSP No. 157-2), "Effective Date of FASB Statement

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

No. 157." Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, are shown below (in millions):

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap	Recurring	$(1.2)	$—	$(1.2)	$—

        The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's term loan traded at 58.0% and 98.5% of par value as of December 31, 2008 and 2007, respectively, and the senior subordinated notes traded at approximately 51.5% and 98.0% of par value as of December 31, 2008 and 2007, respectively.

        Earnings Per Share.    Basic and diluted earnings per share amounts are determined in accordance with SFAS No. 128, "Earnings per Share." As of December 31, 2008 and 2007 no restricted shares were included in the computation of net income (loss) per share because to do so would be anti-dilutive. Options to purchase 1,596,213, 2,000,481 and 2,008,201 shares of common stock were outstanding at December 31, 2008, 2007 and 2006, respectively, but were excluded from the computation of net income (loss) per share because to do so would have been anti-dilutive for the periods presented.

        Stock-based Compensation.    The Company recognizes compensation expense related to equity awards using the Modified Prospective application method under SFAS No. 123(R), "Share-Based Payment," recognizing all share-based payments to employees based on their fair values.

        Other Comprehensive Income.    The Company refers to other comprehensive income as revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income is comprised of foreign currency translation adjustments, amortization of prior service costs and unrecognized gains and losses in actuarial assumptions, and changes in unrealized gains and losses on derivatives.

        The components of accumulated other comprehensive income are as follows:

	Balance, December 31, 2008	Balance, December 31, 2007
	(dollars in thousands)
Foreign currency translation adjustments	$43,720	$61,530
Unrecognized prior service cost and unrecognized loss in actuarial assumptions (net of tax of $2.7 million in 2008 and 2007, respectively)	(5,270)	(5,360)
Unrealized loss on derivatives (net of tax of $0.4 million)	(720)	—

Accumulated other comprehensive income	$37,730	$56,170

        Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

4. Initial Public Offering

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

$136,620

        In connection with the common stock offering and the use of proceeds therefrom, the Company incurred the following costs and expenses which are included in the Company's consolidated statement of operations for the year ended December 31, 2007 (in thousands):

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

$21,670

5. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2008, the Company entered into a binding agreement to sell certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging Systems operating segment. The Company recognized an impairment charge of approximately $12.3 million in the December 2008 to write-down the value of goodwill and intangible assets to fair value in this business and recorded a charge of approximately $1.8 million related to severance benefits for approximately 125 employees to be terminated upon completion of the sale. The sale was completed in February 2009 for cash proceeds of approximately $21.0 million. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business, The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease use date of the facility.

        During the fourth quarter of 2007, the Company committed to a plan to sell its rocket launcher and property management line of business, both of which were part of the Industrial Specialties operating segment. The Company sold the assets of the rocket launcher business in December 2007 for cash proceeds of approximately $3.1 million, and recognized a gain on sale of approximately $2.3 million. As of December 31, 2008, the property management line of business was not yet sold. However, the Company

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations and Assets Held for Sale (Continued)

continues to actively market the business and has adjusted its sales price expectations, consistent with changes in the current economic conditions. As such, the Company continues to report the property management business as discontinued operations and assets held for sale for all periods presented.

        During the second quarter of 2006, the Company sold its asphalt-coated paper line of business, which was part of the Packaging Systems operating segment, for approximately $1.1 million, and recognized a loss on sale of approximately $3.6 million.

        During the fourth quarter of 2005, the Company committed to a plan to sell its industrial fastening business. The industrial fastening business consisted of three locations: Wood Dale, Illinois, Frankfort, Indiana and Lakewood, Ohio. The Company recognized an impairment charge of approximately $15.3 million in 2006 related to the industrial fastening business to write-down the value of tangible and intangible assets to fair value. The Company sold the Wood Dale and Lakewood operating locations in December 2006 for gross cash proceeds of approximately $5.6 million and a short-term note receivable of approximately $0.2 million, and recognized a loss on sale of approximately $0.5 million. In February 2007, the Company sold the Frankfort operating location for gross cash proceeds of approximately $4.0 million and a note receivable of $2.5 million.

        The Wood Dale manufacturing facility is subject to a lease agreement expiring in 2022 which was not assumed by the purchaser of this business. Prior to the sale, the Company conducted a market study on the property and concluded that it would likely be able to recover substantially all of its future obligations under the lease through future sublease arrangements. In the fourth quarter of 2007, the Company had its prior market study updated. Based on changes in the economy and an increase in available properties in the area, which were being offered at rates below the Company's existing lease contract, the Company concluded it would not be able to recover substantially all of its future obligations, and recorded a charge of $3.6 million, which represented the Company's best estimate of unrecoverable future obligations under its lease contract. The facility remains available for sublease as of December 31, 2008. Due to continued economic decline at the end of 2008, the Company updated its market study and recorded an additional charge of $3.7 million, which updates the Company's estimate of unrecoverable future obligations under its lease contract.

        The results of the specialty laminates, jacketings and insulation tapes business, industrial fastening business, asphalt-coated paper business, rocket launcher business and property management business are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net sales	$57,440	$78,650	$160,730

Income (loss) from discontinued operations, before income tax (expense) benefit	$(18,130)	$5,440	$(24,810)
Income tax (expense) benefit	10,530	(2,670)	7,330

Income (loss) from discontinued operations, net of income tax (expense) benefit	$(7,600)	$2,770	$(17,480)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

5. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations are summarized as follows:

	2008	2007
	(dollars in thousands)
Receivables, net	$680	$940
Inventories	7,750	8,860
Prepaid expenses and other assets	7,650	23,370
Property and equipment, net	10,120	8,280

Total assets	$26,200	$41,450

Accounts payable	$90	$60
Accrued liabilities and other	1,250	1,390

Total liabilities	$1,340	$1,450

6. Huntsville Plant Closure

        In October 2007, the Company announced plans to close its manufacturing facility in Huntsville, Ontario, Canada and consolidate its operations into the Company's Goshen, Indiana manufacturing facility. These actions were substantially complete as of December 31, 2007. As a result of these actions, the Company recorded a pre-tax charge within its Recreational Accessories segment of approximately $9.0 million in the fourth quarter of 2007, of which approximately $5.6 million related to cash costs incurred as a part of the closure as determined under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," primarily relating to severance benefits to approximately 160 employees terminated as a part of the closure. The remaining $3.4 million of the pre-tax charge related to impairment of assets recorded in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to reduce the book value of the building and building improvements and certain machinery and equipment assets that the Company will no longer utilize to management's estimate of net realizable value (see Note 11). As of December 31, 2008, the Company has paid approximately $5.3 million of the cash costs of the facility closure, with the remaining $0.3 million expected to be paid in 2009.

        In addition, the Company incurred approximately $0.7 million of costs and expenses in 2008 resulting from completion of the consolidation into the Goshen facility and recording severance and other benefits for approximately 10 key employees who remained with the Company to assist in finalizing the closure.

7. Acquisitions

        In January 2008, the Company acquired Parkside Towbars, Pty. Ltd. ("Parkside"), located in Western Australia, strengthening the Company's position in international markets and expanding the Company's towing and truck accessory product offering. Parkside is included in the Company's RV & Trailer Products segment.

        During the third quarter of 2007, the Company completed two acquisitions. On July 12, 2007, the Company acquired certain assets from Quest Technologies LLC, expanding the Company's fifth-wheel product offerings in its Recreational Accessories segment. In addition, on August 1, 2007, the Company acquired all of the capital stock of DEW Technologies, Inc., a manufacturer of specialty, high-precision

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

7. Acquisitions (Continued)

spinal and trauma implant products serving the orthopedic device industry. DEW Technologies is included in the Company's Industrial Specialties segment and broadens the Company's product offerings in the medical device industry.

        The purchase price for each of the three acquisitions is subject to adjustments resulting from earn-out clauses based on future operating results. These earn-out clauses extend up to five years. Total combined adjustments, primarily related to earn-out clauses, to the purchase price for these three acquisitions in 2008 were approximately $4.1 million (see Note 8).

        The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

8. Goodwill and Other Intangible Assets

        The Company conducted its SFAS No. 142 annual impairment test as of October 1, 2008. Significant assumptions used under the Income Approach were weighted average costs of capital ranging from 12.5% - 20.0% and estimated residual growth rates ranging from 1.0% - 2.0%. In considering the weighted average cost of capital for each reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions.

        During the fourth quarter of 2008, the Company experienced a significant decline in its stock price and, as a result, the Company's market capitalization fell below the recorded value of its consolidated net assets. The reduced market capitalization reflected, in part, the impact to the Company's businesses of weakening market demand and declining order intake as a result of the economic recession in the US and other major global economies, the significant decline in the financial markets, and continued uncertainty and lack of availability in the credit markets. The decline in the Company's market capitalization was reflective of an overall market view that the value of the Company had declined significantly, particularly in relation to the Recreational Accessories and RV & Trailer Products reporting units. Considering the uncertainty as to how long these end market conditions would persist and the related impacts on the Company's businesses, management reduced projections of future cash flows and added risk premiums as appropriate to reduce the values of its reporting units overall consistent with the decline in the Company's market capitalization subsequent to October 1st.

        In completing its annual test of goodwill and indefinite-lived intangible asset impairment as of October 1, 2008, the Company determined that seven of its reporting units failed Step I of the SFAS No. 142 test, requiring a Step II test to determine the amount, if any, of an impairment charge. Based on the results of Step II testing required under SFAS No. 142, the Company recorded pre-tax goodwill and indefinite-lived intangible asset impairment charges in the fourth quarter of 2008 of $33.6 million and $3.8 million, respectively, in its Recreational Accessories reporting unit, $42.5 million and $5.0 million, respectively, in the Company's RV & Trailer Products reporting unit and $58.7 million and $3.8 million, respectively, in a reporting unit within the Company's Packaging Systems segment. The Company recorded a pre-tax goodwill impairment charge in the fourth quarter of 2008 of $24.8 million in certain reporting units within its Industrial Specialties segment. As of October 1, 2008, if the weighted average discount rate for each reporting unit was increased 1% or the estimated residual growth rate for each reporting unit was decreased 1%, the conclusions reached under the Company's Step I impairment test would have remained unchanged.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        In completing its annual test of goodwill and indefinite-lived intangible asset impairment as of December 31, 2007 and 2006, the Company's Step I testing indicated that the carrying values of its Recreational Accessories and RV & Trailer Products reporting units exceeded their estimated fair values. Based on the results of Step II testing required under SFAS No. 142, the Company recorded pre-tax goodwill and indefinite-lived intangible asset impairment charges the fourth quarter of 2007 of $61.2 million and $9.2 million, respectively, in its Recreational Accessories reporting unit and $98.4 million and $2.4 million, respectively, in the Company's RV & Trailer Products reporting unit. During the fourth quarter of 2006, the Company recorded a pre-tax goodwill impairment charge of $19.0 million in its Recreational Accessories reporting unit and a $97.5 million pre-tax goodwill impairment charge in the Company's RV & Trailer Products reporting unit.

        Future declines in sales and operating profit or further declines in the Company's stock price may result in additional goodwill and indefinite-lived intangible asset impairments.

        Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2006	$176,760	$45,190	$62,720	$140,830	$94,310	$519,810
Goodwill from acquisitions	—	—	2,230	—	2,320	4,550
Adjustment to tax contingencies established in purchase accounting	—	—	—	(450)	310	(140)
Impairment charge	—	—	—	(98,380)	(61,210)	(159,590)
Foreign currency translation and other	4,010	860	—	190	(2,270)	2,790

Balance, December 31, 2007	180,770	46,050	64,950	42,190	33,460	367,420

Goodwill from acquisitions	—	—	3,380	600	110	4,090
Impairment charge	(58,660)	—	(24,790)	(42,540)	(33,570)	(159,560)
Foreign currency translation and other	(8,350)	(1,070)	—	(250)	—	(9,670)

Balance, December 31, 2008	$113,760	$44,980	$43,540	$—	$—	$202,280

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

8. Goodwill and Other Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization for the Company's other intangibles as of December 31, 2008 and 2007 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of December 31, 2008		As of December 31, 2007
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$25,600	$(16,140)	$23,880	$(13,810)
15 - 25 years	154,610	(53,010)	154,610	(44,780)

Total customer relationships	180,210	(69,150)	178,490	(58,590)

Technology and other:
1 - 15 years	25,570	(19,890)	24,830	(17,340)
17 - 30 years	42,000	(14,700)	40,830	(12,690)

Total technology and other	67,570	(34,590)	65,660	(30,030)

Trademark/Trade names (indefinite life)	34,840	—	47,640	—

	$282,620	$(103,740)	$291,790	$(88,620)

        Amortization expense related to technology and other intangibles was approximately $3.9 million, $4.0 million, and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $10.6 million, $10.3 million, and $10.4 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in selling, general and administrative expense in the accompanying statement of operations.

        Estimated amortization expense for the next five fiscal years beginning after December 31, 2008 is as follows: 2009—$14.2 million, 2010—$13.6 million, 2011—$12.6 million, 2012—$12.5 million and 2013—$10.8 million.

9. Accounts Receivable Securitization

        TriMas is party to a 364-day receivable securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Upon its renewal in February 2008, the committed funding was reduced from $125.0 million to $90.0 million and the usage fee was reduced from 1.35% to 1.05%. Renewal costs in 2008 approximated $0.3 million.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. As of December 31, 2008 and 2007, the Company's funding under the facility was approximately $20.0 million and $41.5 million, respectively, with an additional $30.9 million and $5.0 million, respectively, available but not utilized. The Company had pledged receivables of approximately $79.5 million and $35.7 million under the program as of December 31, 2008 and 2007, respectively, which are included in receivables in the accompanying consolidated balance sheet. The net proceeds of sales are less than the face amount of

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

9. Accounts Receivable Securitization (Continued)

accounts receivable sold by an amount that approximates the purchaser's financing costs, including a usage fee of 1.05% and a 0.5% fee on the unused portion of the facility, which amounted to a total of $2.6 million, $3.9 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations. This facility expired on February 20, 2009 and was subsequently renewed. See Note 22, "Subsequent Events."

        The financing costs are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of December 31, 2008 and 2007, the financing costs were based on an average liquidation period of the portfolio of approximately 1.2 months, and an average discount rate of 2.1% and 3.0%, at December 31, 2008 and 2007, respectively.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under a factoring arrangement at three of its European subsidiaries. As of December 31, 2008 and 2007, the Company's funding under the arrangement was approximately $3.2 million and $4.0 million, respectively. Sales of the European subsidiaries' accounts receivable are accounted for as a sale and were sold at a discount from face value of approximately 2.4%, 2.0% and 1.9% in 2008, 2007 and 2006, respectively. Costs associated with these transactions were approximately $0.4 million, $0.3 million and $0.2 million in 2008, 2007 and 2006, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

10. Inventories

        Inventories consist of the following components:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Finished goods	$119,980	$115,510
Work in process	23,250	24,600
Raw materials	45,720	41,680

Total inventories	$188,950	$181,790

11. Property and Equipment, Net

        Property and equipment consists of the following components:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Land and land improvements	$4,920	$5,430
Buildings	44,470	45,430
Machinery and equipment	279,580	262,260

	328,970	313,120
Less: Accumulated depreciation	147,400	126,280

Property and equipment, net	$181,570	$186,840

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

11. Property and Equipment, Net (Continued)

        Depreciation expense was approximately $26.5 million, $24.7 million and $21.4 million for each of the years ended December 31, 2008, 2007 and 2006, respectively, of which $22.8 million, $20.1 million and $17.3 million, respectively, is included in cost of sales in the accompanying statement of operations, and $3.7 million, $4.6 million and $4.1 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

        In 2008, the Company recorded an impairment charge of approximately $0.5 million in accordance with the provisions of SFAS No. 144 to the write-down of the net book value of certain machinery and equipment within the Recreational Accessories segment to net realizable value.

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

12. Accrued Liabilities

	December 31, 2008	December 31, 2007
	(dollars in thousands)
Self-insurance	$13,620	$13,500
Vacation, holiday and bonus	14,760	18,900
Other	37,960	39,430

Total accrued liabilities	$66,340	$71,830

13. Long-term Debt

        The Company's long-term debt consists of the following:

	December 31, 2008	December 31, 2007
	(dollars in thousands)
U.S. bank debt	$262,580	$257,410
Non-U.S. bank debt and other	18,220	21,610
9 7/8% senior subordinated notes, due June 2012	329,140	336,970

	609,940	615,990
Less: Current maturities, long-term debt	10,360	8,390

Long-term debt	$599,580	$607,600

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

  U.S. Bank Debt

        The Company is party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2008 and December 31, 2007, the Company had letters of credit of approximately $34.1 million and $35.5 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 5.37% and 7.84% at December 31, 2008 and December 31, 2007, respectively.

        At December 31, 2008, the Company had $8.5 million outstanding under its revolving credit facility and had an additional $107.4 million potentially available after giving effect to approximately $34.1 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $127.9 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $369.4 million and $528.4 million at December 31, 2008 and December 31, 2007, respectively, are presented in the financial information in Note 23, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2008.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which will be otherwise due on February 28, 2012 if the Company's existing senior subordinated notes are still outstanding at that time).

  Interest Rate Swap

        During 2008, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of its interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

swap extends through October 2009. The Company has designated this swap agreement as a cash flow hedge and accounts for it in accordance with SFAS No. 133, whereby the effective portion of the hedge gains and losses are deferred in accumulated other comprehensive income (loss) until the hedged transactions occur, at which time the deferred gains or losses are reclassified into earnings as interest expense. The ineffective portion is recognized as other expense, net. The Company believes the cash flow hedge is "effective" as defined in SFAS No. 133, as changes in the cash flows of the interest rate swap are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuation in the LIBOR. The fair value of the swap was a liability of $1.2 million at December 31, 2008, and is included in accrued liabilities in the accompanying consolidated balance sheet. As of December 31, 2008, the Company has recognized other comprehensive loss of $0.7 million, net of tax, related to the effectively hedged portion of the swap. There was no hedge ineffectiveness during the year. Over the next 12 months, the Company expects to reclassify $0.7 million of deferred losses on derivative instruments from accumulated other comprehensive income into earnings.

  Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At December 31, 2008, the balance outstanding under this agreement was approximately $0.3 million at an interest rate of 3.50%. At December 31, 2007, there was no balance outstanding under this agreement.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At December 31, 2008, the balance outstanding under this agreement was approximately $2.2 million at an interest rate of 3.64%. At December 31, 2007, the balance outstanding under this agreement was approximately $4.0 million at an interest rate of 5.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At December 31, 2008, the balance outstanding under this agreement was approximately $15.3 million at an average interest rate of approximately 5.87%. At December 31, 2007, the balance outstanding under this agreement was approximately $17.5 million at an interest rate of 7.1%.

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

13. Long-term Debt (Continued)

        The Notes were not redeemable prior to June 15, 2007. After June 15, 2007, the Company may redeem all or a part of the Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on June 15 of the years indicated below:

Year	Percentage
2008	103.292%
2009	101.646%
2010 and thereafter	100.000%

        During the fourth quarter of 2008, the Company utilized approximately $4.1 million of cash on hand to retire $8.0 million of the Notes resulting in a net gain of approximately $3.7 million after considering non-cash debt extinguishment costs of $0.2 million.

        During the second quarter of 2007, the Company utilized approximately $104.9 million of the proceeds from its initial public offering of common stock to retire $100.0 million of the Notes, paying a $4.9 million call premium to effect the retirement.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2008, the Company was in compliance with all such covenant requirements.

        The Company's unamortized debt issuance costs approximated $7.4 million and $9.8 million at December 31, 2008 and 2007, respectively, and are included in other assets in the accompanying balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. The Company's unamortized discount on the Notes was $1.0 million and $1.2 million at December 31, 2008 and 2007, respectively, and the unamortized premium was $0.3 million and $0.4 million at December 31, 2008 and 2007, respectively. Debt issuance costs and the discount/premium on the Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. Amortization expense for these items was approximately $2.5 million, $2.7 million and $4.3 million in 2008, 2007 and 2006, respectively, and is included in interest expense in the accompanying statement of operations. In addition, the Company incurred non-cash debt extinguishment costs of approximately $0.2 million, $2.5 million and $7.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Future maturities of the face value of long-term debt at December 31, 2008 are as follows:

Year Ending December 31:	in thousands)
2009	$10,360
2010	13,950
2011	9,470
2012	332,990
2013	243,790

Total	$610,560

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

14. Leases

        TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $15.7 million in 2008, $17.1 million in 2007 and $18.7 million in 2006.

        Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2008, including approximately $2.4 million annually related to discontinued operations, are summarized below:

Year Ending December 31:	in thousands)
2009	$14,750
2010	14,330
2011	12,350
2012	11,820
2013	10,690
Thereafter	63,400

Total	$127,340

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

        As of December 31, 2008, the Company was a party to approximately 784 pending cases involving an aggregate of approximately 7,524 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2006	19,416	3,766	12,508	123	$5,613	$4,895,000
Fiscal year ended December 31, 2007	10,551	619	1,484	142	$9,243	$4,982,000
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of our pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,524 claims pending at December 31, 2008, 193 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 156 of the 193 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 35 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 2 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 161 of the 193 claims sought between $50,000 and $600,000, 30 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 157 of the 193 claims sought between $0 and $2.5 million, 35 sought between $2.5 million and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

        Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability. Based upon the Company's experience to date and other

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial position and results of operations or cash flows.

        The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.

16. Related Parties

  Metaldyne Corporation

        In connection with the Company's reorganization in June 2002, TriMas assumed approximately $37.0 million of liabilities and obligations of Metaldyne Corporation ("Metaldyne"), mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne for normal course payments made on TriMas' behalf. The remaining contractual obligations to Metaldyne of approximately $5.8 million and $6.0 million at December 31, 2008 and 2007, respectively, are classified as accrued liabilities in the accompanying consolidated balance sheet.

        On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company are no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan ("SERP"). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners ("Heartland"), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2008, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $4.7 million (included in the remaining $5.8 million of contractual obligations above), However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $7.1 million, which could result in future charges to the Company's statement of operations of up to $2.4 million. The Company continues to review the validity of these assertions.

        Subject to certain limited exceptions, Metaldyne and TriMas retained separate liabilities associated with the respective businesses. Accordingly, the Company will indemnify and hold Metaldyne harmless from all liabilities associated with TriMas and its subsidiaries and the respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold harmless Heartland and TriMas harmless from all liabilities associated with Metaldyne and its subsidiaries (excluding TriMas and its subsidiaries) and their respective operations and assets, whenever conducted. In addition, TriMas agreed with Metaldyne to indemnify one another for its allocated share (42.01% with respect to TriMas and 57.99% with respect to Metaldyne) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

16. Related Parties (Continued)

  Heartland Industrial Partners

        In connection with the Company's initial public offering of common stock in the second quarter of 2007, the Company paid Heartland $10.0 million to terminate its existing advisory services agreement, under which Heartland had provided services such as monitoring of business plans, strategic direction, development of projections, financial review, management and other restructuring and reorganization efforts, assistance with investor relations and other matters. The advisory services had been provided for an annual fee of $4.0 million plus expenses. During 2007 and 2006, Heartland was paid $2.1 million and $4.1 million, respectively, for fees and expenses under this agreement. Such amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations. In 2008, Heartland did not receive any payments for fees arising from the advisory services agreement, but did receive reimbursement for expenses of approximately $0.1 million.

  Related Party Sales

        The Company sold fastener products to Metaldyne in the amount of approximately $0.1 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. The Company also sold fastener products to affiliates of a shareholder in the amount of approximately $6.1 million for the year ended December 31, 2006. These amounts are included in results of discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."

17. Employee Benefit Plans

  Pension and Profit-Sharing Benefits

        The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were approximately $3.4 million, $3.5 million and $3.8 million in 2008, 2007 and 2006, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.

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

17. Employee Benefit Plans (Continued)

        Net periodic pension and postretirement benefit costs recorded in the Company's statement of operations for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2008	2007	2006	2008	2007	2006
	(dollars in thousands)
Service cost	$470	$570	$640	$90	$90	$90
Interest cost	1,490	1,660	1,630	420	420	430
Expected return on plan assets	(1,560)	(2,060)	(1,890)	—	—	—
Amortization of prior-service cost	—	—	10	—	—	—
Settlement/curtailment (gain)/loss	—	3,870	820	(1,600)	—	—
Amortization of net loss	280	470	530	30	100	80

Net periodic benefit cost	$680	$4,510	$1,740	$(1,060)	$610	$600

        In 2008, the Company's post-retirement benefit obligation decreased approximately $4.1 million due to amendments and/or curtailments of certain of the Company's plans, resulting in recognition of an approximate $1.6 million gain. In 2007, the Company settled its obligation outstanding under one of its postretirement benefit plans, resulting in the recognition of a previously deferred gain of approximately $0.2 million.

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

        The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is $0.02 million.

        Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2008 and 2007, and September 30, 2006. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2008	2007	2006	2008	2007	2006
Discount rate for obligations	6.375%	6.75%	6.00%	6.65%	6.375%	5.75%
Discount rate for benefit costs	6.75%	6.00%	5.75%	6.375%	5.75%	5.75%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

        The Company historically utilized an above-median bond yield curve as the basis for its domestic discount rate for its pension and postretirement benefit plans. In 2008, the Company changed its basis for the discount rate from an above-median bond yield curve to a high-quality (Aa) corporate bond yield

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

curve. Management believes this change removes the impact of including increased required corporate bond yields (potentially considered in the above-median curve) during the fourth quarter of 2008 resulting from the economic crisis that do not necessarily reflect the general trend in high-quality interest rates.

        Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2008 and 2007, and September 30, 2006. Weighted-average assumptions used in accounting for the non-U. S. defined benefit pension plans are as follows:

	Pension Benefit
	2008	2007	2006
Discount rate for obligations	6.70%	5.80%	5.30%
Discount rate for benefit costs	5.80%	5.30%	5.35%
Rate of increase in compensation levels	4.15%	3.65%	3.75%
Expected long-term rate of return on plan assets	8.55%	8.55%	8.55%

        The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2008 and 2007 and the funded status as of December 31, 2008 and 2007:

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(27,780)	$(29,700)	$(6,880)	$(7,750)
Service cost	(470)	(710)	(90)	(110)
Interest cost	(1,490)	(2,070)	(420)	(520)
Participant contributions	(50)	(110)	(50)	(120)
Actuarial gain (loss)	370	(2,460)	910	930
Benefit payments	1,450	2,290	590	600
Curtailment/terminations	(150)	—	4,110	—
Settlement payments	—	5,630	—	90
Change in foreign currency	3,620	(650)	—	—

Projected benefit obligations at December 31	$(24,500)	$(27,780)	$(1,830)	$(6,880)

Accumulated benefit obligations at December 31	$(23,860)	$(26,800)	$(1,830)	$(6,880)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
	(dollars in thousands)
Changes in Plan Assets
Fair value of plan assets at January 1	$21,010	$23,650	$—	$—
Actual return on plan assets	(3,080)	1,700	—	—
Employer contributions	2,040	2,270	540	480
Participant contributions	50	110	50	120
Benefit payments	(1,450)	(2,290)	(590)	(600)
Settlement payment	—	(5,630)	—	—
Change in foreign currency	(3,460)	1,200	—	—

Fair value of plan assets at December 31	$15,110	$21,010	$—	$—

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
	(dollars in thousands)
Funded Status
Plan assets less than projected benefits at December 31	$(9,390)	$(6,760)	$(1,830)	$(6,880)
Unrecognized prior-service cost	170	20	(2,330)	—
Unrecognized net loss/(gain)	10,340	7,090	(180)	930

Net asset (liability) recognized at December 31	$1,120	$350	$(4,340)	$(5,950)

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
	(dollars in thousands)
Components of the Net Asset Recognized
Prepaid benefit cost	$770	$1,450	$—	$—
Current liabilities	(400)	(400)	(570)	(670)
Noncurrent liabilities	(9,760)	(7,820)	(1,260)	(6,210)
Accumulated other comprehensive loss	10,510	7,120	(2,510)	930

Net asset (liability) recognized at December 31	$1,120	$350	$(4,340)	$(5,950)

	Pension Benefit		Postretirement Benefit
	2008	2007	2008	2007
	(dollars in thousands)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(23,180)	$(25,850)	$(1,830)	$(6,880)
Plan assets	13,020	17,640	—	—

Benefit obligation in excess of plan assets	$(10,160)	$(8,210)	$(1,830)	$(6,880)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2008 Benefit Obligation		2008 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(720)	$(20)	$(40)	$—
25 basis point decrease	750	20	60	—
Expected return on assets
50 basis point increase	N/A	N/A	$(80)	N/A
50 basis point decrease	N/A	N/A	80	N/A

        The Company expects to make contributions of approximately $1.9 million to fund its pension plans and $0.6 million to fund its postretirement benefit payments during 2009.

  Plan Assets

        The weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2008 and 2007 were as follows:

	Domestic Pension		Foreignx Pension
	2008	2007	2008	2007
Equity securities	49%	61%	43%	54%
Debt securities	44%	33%	57%	45%
Real estate	0%	0%	0%	0%
Cash	7%	6%	0%	1%

Total	100%	100%	100%	100%

        The Company's investment goal is to provide for capital growth with a moderate level of volatility by investing assets targeted allocation ranges. The amounts allocated to equity securities typically comprise the largest percentage of the asset allocation as they are projected to have the greatest rate of return on a long-term basis. In the U.S., the Company invests the plan assets in a balanced portfolio of funds by investing up to 75% of the plan assets in equity securities and at least 25% in fixed income securities. The U.S. asset portfolio invests primarily in common stocks of U.S. companies with market capitalizations generally in excess of $1.0 billion. The Company's foreign plans generally seek to invest 50-60% of the plan assets in equity securities and 40-50% in fixed income securities. The December 31, 2008 value of the foreign plan assets are weighted more heavily toward debt securities due to the current economic downturn in the world's economy and markets and resulting decrease in value of the equity securities. At this point, the decision was made not to rebalance the portfolio to realign the value with the targeted allocation ranges. The expected long-term rate of return for both the domestic and foreign plans' total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
2009	$1,370	$570
2010	1,380	320
2011	1,410	280
2012	1,480	190
2013	1,540	180
Years 2014-2018	8,560	580

        The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2008 was 8.5% for pre-65 plan participants and 10.5% for post-65 plan participants, decreasing to an ultimate rate in 2017 of 5.0%. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$40	$(40)
Effect on postretirement benefit obligation	80	(70)

18. Equity Awards

  2006 Plan

        The TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") provides for the issuance of equity-based incentives in various forms for up to an aggregate of 1,435,877 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. In general, stock options and stock appreciation rights have a fungible ratio of one-to-one (one granted option/appreciation right counts as one share against the aggregate available to issue), while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of two-to-one.

        During the second and third quarters of 2008, the Company granted 391,000 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant but are contingent upon certain service and performance conditions. Of the 391,000 restricted shares granted, 111,500 shares are subject to a service provision, where the only condition to the share vesting is that the employee remains with the Company for the vesting period. The remaining 279,500 shares granted are subject to both a service provision (same as above) and a performance provision. These shares vest in the same manner as the service provision grants only if the Company attains and/or exceeds a certain EBITDA target for the year ended December 31, 2008, or would otherwise be cancelled. The Company did not meet or exceed this EBITDA target, resulting in the cancellation of all outstanding restricted shares containing the performance provision.

        In September 2007, the Company granted 390,610 restricted shares of its common stock to certain employees, which vest ratably over three years from date of grant, but were contingent upon certain service and performance conditions. Of the 390,610 shares granted, 145,750 shares were subject to a service provision, where the only condition to the share vesting was that the employee remained with the

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

18. Equity Awards (Continued)

Company for the vesting period. The remaining 244,860 shares granted were subject to both a service provision (same as above) and a performance provision, where these shares would vest in the same manner as the service provision-only grants if the Company attained and/or exceeded a certain EBITDA target for the year ended December 31, 2007, or would otherwise be cancelled. The Company did not meet or exceed this EBITDA target, resulting in the cancelation of all outstanding restricted shares containing the performance provision.

        The Company recognized approximately $0.9 million and $0.3 million of stock-based compensation expense related to the 2006 Plan during the year ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company had $0.7 million of unrecognized compensation cost related to grants outstanding under the 2006 Plan that is expected to be recorded over a weighted average period of 1.4 years.

        Information related to restricted shares at December 31, 2008 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	142,145	$12.26
Granted	391,000	6.28
Vested	(42,870)	12.26
Cancelled	(329,367)	6.68

Outstanding at December 31, 2008	160,908	$8.89	2.0	$222,053

  2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan") provides for the issuance of equity-based incentives in various forms, of which a total of 1,786,123 stock options have been approved for issuance under the 2002 Plan. As of December 31, 2008, the Company has 1,596,213 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $20 to $23. Eighty percent of the options vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the 2002 Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the 2002 Plan, one half of the vested options became exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of the public offering (May 14, 2008). As of December 31, 2008, 1,318,408 stock options were exercisable under the 2002 Plan.

        The fair values of options granted in 2007 and 2006 under the Plan were estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected life of 6 years, risk-free interest rate of 4.7%, and expected volatility of 30%. During 2007 and 2006, 5,018 and 73,600 options were issued by the Company. The weighted average fair value of stock options at the date of grant was $3.34 for options granted in both 2007 and 2006.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

18. Equity Awards (Continued)

        The Company recognized stock-based compensation expense related to 2002 Plan of approximately $0.1 million, $0.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations. The fair value of options which vested during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $0.7 million and $0.6 million, respectively. As of December 31, 2008, the Company had $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted average period of 1.4 years.

        A summary of the status of the Company's stock options as of December 31, 2008, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,000,481	$20.89
Granted	—	—
Exercised	—	—
Cancelled	(404,268)	20.75

Outstanding at December 31, 2007	1,596,213	$20.92	4.6	$—

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

        Packaging Systems—Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets.

        Energy Products—Engines and engine replacement parts for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets.

        Industrial Specialties—A diverse range of industrial products for use in focused markets within the aerospace, industrial, automotive, defense, and medical equipment markets. Its products include highly engineered specialty fasteners for the aerospace industry, high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, spinal and trauma implant products for the medical industry, specialty precision tools such as center drills, cutters, end mills, reamers, master gears, punches, and specialty ordnance components.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

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

        Segment activity is as follows:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net Sales
Packaging Systems	$161,330	$151,950	$143,780
Energy Products	213,750	163,470	156,990
Industrial Specialties	221,830	204,630	175,410
RV & Trailer Products	174,610	198,790	190,700
Recreational Accessories	249,780	284,230	281,460

Total	$1,021,300	$1,003,070	$948,340

Impairment Charges
Packaging Systems	$62,490	$—	$—
Energy Products	—	—	—
Industrial Specialties	24,790	—	—
RV & Trailer Products	47,600	100,780	98,010
Recreational Accessories	37,840	73,800	19,000

Total	$172,720	$174,580	$117,010

Operating Loss
Packaging Systems	$(31,200)	$26,880	$31,220
Energy Products	32,740	22,860	22,790
Industrial Specialties	19,670	41,770	36,200
RV & Trailer Products	(43,320)	(81,230)	(79,650)
Recreational Accessories	(32,110)	(64,200)	(4,910)
Corporate expenses and management fees	(22,160)	(40,730)	(24,450)

Total	$(76,380)	$(94,650)	$(18,800)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Capital Expenditures
Packaging Systems	$5,890	$14,340	$7,670
Energy Products	5,100	5,590	3,380
Industrial Specialties	12,590	16,110	4,170
RV & Trailer Products	3,440	7,150	4,820
Recreational Accessories	1,570	4,300	1,700
Corporate	100	120	80

Total	$28,690	$47,610	$21,820

Depreciation and Amortization
Packaging Systems	$13,780	$11,840	$10,590
Energy Products	2,790	2,470	2,290
Industrial Specialties	6,000	5,050	4,470
RV & Trailer Products	8,020	8,120	7,340
Recreational Accessories	10,390	11,410	10,750
Corporate	100	170	330

Total	$41,080	$39,060	$35,770

Operating Net Assets
Packaging Systems	$271,780	$355,460	$361,230
Energy Products	118,440	100,880	90,340
Industrial Specialties	128,630	141,490	114,110
RV & Trailer Products	94,130	152,610	244,920
Recreational Accessories	130,810	176,500	260,120
Corporate	(28,280)	(42,480)	(14,900)

Subtotal from continuing operations	715,510	884,460	1,055,820
Discountinued operations	24,860	40,000	24,580

Total operating net assets	740,370	924,460	1,080,400

Current liabilities	189,850	203,530	205,660

Consolidated assets	$930,220	$1,127,990	$1,286,060

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Adjusted EBITDA
Packaging Systems	$45,030	$38,840	$41,600
Energy Products	35,430	25,430	25,070
Industrial Specialties	50,530	46,870	40,690
RV & Trailer Products	12,670	27,620	26,050
Recreational Accessories	15,640	20,340	24,540
Corporate expenses and management fees	(20,280)	(43,980)	(28,110)

Subtotal from continuing operations	139,020	115,120	129,840
Discountinued operations	(2,660)	7,720	(7,150)

Total	$136,360	$122,840	$122,690

The following is a reconciliation of the Company's Adjusted EBITDA to net loss:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Net loss	$(136,190)	$(158,430)	$(128,910)
Income tax expense (benefit)(a)	(12,610)	(10,410)	(6,520)
Interest expense(b)	55,920	68,310	79,060
Debt extinguishment costs	140	7,440	8,610
Change in asset retirement obligation of discontinued operations	—	—	(550)
Impairment of property and equipment(c)	500	3,370	15,760
Impairment of goodwill and indefinite-lived intangible assets(d)	184,530	171,210	116,500
Depreciation and amortization(e)	44,070	41,350	38,740

Adjusted EBITDA, total company	$136,360	$122,840	$122,690
Adjusted EBITDA, discontinued operations	(2,660)	7,720	(7,150)

Adjusted EBITDA, continuing operations	$139,020	$115,120	$129,840

(a)
Includes addback of income tax benefit (expense) of approximately $10.5 million, $(2.7) million and $7.3 million recorded in 2008, 2007 and 2006, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale" to the financial statements attached hereto for further information.

(b)
Includes interest expense related to discontinued operations in the amount of $0.2 million in 2008.

(c)
Includes asset impairments related to continuing operations of approximately $0.5 million, $3.4 million and $0.5 million in 2008, 2007 and 2006, respectively. Also includes impairment charges of $15.3 million in 2006 related to our industrial fastening business which is reported as discontinued operations.

(d)
Includes goodwill and indefinite-lived intangible asset impairment charges of $172.2 million in our Packaging Systems, Industrial Specialties, RV & Trailer Products and Recreational Accessories segments in 2008 and $171.2 million and $116.5 million in our RV & Trailer Products and Recreational Accessories segments in 2007 and 2006.

(e)
Includes depreciation and amortization related to discontinued operations in the amounts of $5.4 million, $2.3 million and $2.8 million in 2008, 2007 and 2006, respectively.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which revenue and net assets were material to the combined revenues and net assets of the Company taken as a whole.

	As of December 31,
	2008		2007		2006
	Sales	Operating Net Assets	Sales	Operating Net Assets	Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$59,840	$60,770	$61,080	$96,700	$53,670	$90,520
Australia	65,740	19,540	59,150	28,220	55,140	34,330
Asia	2,260	19,120	9,430	13,240	4,850	6,090
South America	—	10	—	(120)	—	170
Other North America	41,830	14,510	45,580	31,900	42,570	67,480

Total non-U.S	169,670	113,950	175,240	169,940	156,230	198,590
U.S.
Continuing operations	851,630	601,560	827,830	714,520	792,110	857,200
Discontinued operations(a)	—	24,860	—	40,000	—	24,610

Total U.S.	851,630	626,420	827,830	754,520	792,110	881,810

Total Company	$1,021,300	$740,370	$1,003,070	$924,460	$948,340	$1,080,400

(a)
See Note 5, "Discontinued Operations and Assets Held for Sale."

        The Company's export sales approximated $122.2 million, $121.5 million and $109.7 million in 2008, 2007 and 2006, respectively.

20. Income Taxes

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Income (loss) from continuing operations before income tax expense:
Domestic	$(98,570)	$(180,920)	$(126,860)
Foreign	(32,100)	6,640	16,240

Loss from continuing operations before income tax expense	$(130,670)	$(174,280)	$(110,620)

Current income tax expense (benefit) from continuing operations:
Federal	$450	$(40)	$(680)
State and local	1,270	(1,120)	1,200
Foreign	6,120	4,270	4,360
Deferred benefit:
Federal	(7,430)	(13,690)	(4,220)
Foreign	(2,490)	(2,500)	150

Income tax expense (benefit) from continuing operations	$(2,080)	$(13,080)	$810

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        The components of deferred taxes at December 31, 2008 and 2007 are as follows:

	2008	2007
	(dollars in thousands)
Deferred tax assets:
Inventories	$6,230	$5,750
Accounts receivable	1,750	1,450
Accrued liabilities and other long-term liabilities	25,550	27,610
Tax loss and credit carryforwards	36,010	42,340

Gross deferred tax asset	69,540	77,150
Valuation allowances	(4,240)	(7,580)

Net deferred tax asset	65,300	69,570

Deferred tax liabilities:
Property and equipment	(20,570)	(15,780)
Intangible assets	(79,030)	(107,220)
Other, principally prepaid expenses	(380)	(990)

Gross deferred tax liability	(99,980)	(123,990)

Net deferred tax liability	$(34,680)	$(54,420)

        As of December 31, 2008 and 2007, net deferred taxes are classified in the accompanying balance sheet as follows:

	2008			2007
	Current	Long-term	Total	Current	Long-term	Total
	(dollars in thousands)
Deferred tax assets	$17,130	$48,170	$65,300	$19,020	$50,550	$69,570
Deferred tax liabilities	(160)	(99,820)	(99,980)	(160)	(123,830)	(123,990)

Net deferred taxes	$16,970	$(51,650)	$(34,680)	$18,860	$(73,280)	$(54,420)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        The following is a reconciliation of tax computed at the U.S. federal statutory rate to income tax expense (benefit) allocated to income (loss) from continuing operations before income taxes:

	2008	2007	2006
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$(45,730)	$(61,000)	$(38,710)
State and local taxes, net of federal tax benefit	1,500	(690)	(610)
Differences in effective foreign tax rates	(680)	(780)	(1,460)
Change in tax rate/law	—	(1,370)	—
Extraterritorial income exclusion	—	—	(540)
Goodwill impairment	43,920	49,630	39,690
Controlled foreign corporation income	2,290	—	—
Non-deductible expenses	350	460	290
Valuation allowance	(2,870)	1,040	1,900
Other, net	(860)	(370)	250

Income tax expense (benefit)	$(2,080)	$(13,080)	$810

        As of December 31, 2008, the Company has unused U.S. net operating loss ("NOL") carryforwards and a capital loss carryforward of approximately $81.7 million and $5.9 million, respectively. The NOL carryforwards will expire between the years of 2022 and 2028. The capital loss carryforward will expire in the year 2011. In addition, the Company has recorded a deferred tax asset of $6.0 million in relation to various state operating loss carryforwards that expire over a variety of dates through 2028.

        The Company has recorded net valuation allowances against certain deferred tax assets of $4.2 and $7.6 million as of December 31, 2008 and 2007, respectively. During 2008, additional evidence became available which resulted in the release of valuation allowances in the amount of $3.6 million related to certain tax loss carryforwards. The Company determines valuation allowances in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of positive and negative evidence when measuring the need for a valuation allowance, on a jurisdiction-by-jurisdiction basis.

        During 2007, several tax jurisdictions in which the Company does business reduced its tax rate and/or changed its tax law. Accordingly, the Company reduced its net deferred income tax liabilities in those jurisdictions to reflect the lower tax rates, resulting in a decrease to consolidated income tax expense. In addition, the Company recorded a tax benefit associated with the findings of a Texas tax court in which throwback sales were deemed unconstitutional. The Company's tax benefit associated with the change in tax rates and/or tax law during 2007 is approximately $1.4 million.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2008, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $115.6 million of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

  Uncertain tax positions

        The Company had approximately $7.6 million and $8.1 million of gross UTB's as of December 31, 2008 and 2007, respectively. After reductions for federal and state income tax benefits, the Company had net UTB's of $6.6 million and $7.0 million, respectively. The Company has approximately $4.1 million of UTB's that, if recognized, would not impact the effective tax rate.

        A reconciliation of the change in the UTB balance from December 31, 2007 to December 31, 2008 is as follows (in thousands):

	Federal, State, and Foreign	Accrued Interest & Penalties	Unrecognized Gross Income Tax Benefits	Deferred Federal and State Income Tax Benefits	Unrecognized Income Tax Benefits, Net of Deferred Federal and State Benefits
Balance at January 1, 2007	$6,610	$1,080	$7,690	$(970)	$6,720
Tax positions related to current year:
Additions	310	50	360	(60)	300
Tax positions related to prior years:
Additions	80	340	420	(160)	260
Reductions	(140)	(40)	(180)	60	(120)
Settlements	—	—	—	—	—
Lapses in the statutes of limitations	(120)	(30)	(150)	10	(140)

Balance at December 31, 2007	$6,740	$1,400	$8,140	$(1,120)	$7,020

Tax positions related to current year:
Additions	30	10	40	—	40
Tax positions related to prior years:
Additions	40	20	60	(20)	40
Reductions	(370)	(60)	(430)	110	(320)
Settlements	(50)	(50)	(100)	30	(70)
Lapses in the statutes of limitations	(100)	(60)	(160)	50	(110)

Balance at December 31, 2008	$6,290	$1,260	$7,550	$(950)	$6,600

Less: Tax attributable to timing items included above	—	—	—	—	—
Less: UTB's included above that would impact goodwill if recognized	(4,110)	—	(4,110)	—	(4,110)

Total UTB's that, if recognized, would impact the effective income tax rate as of December 31, 2008	$2,180	$1,260	$3,440	$(950)	$2,490

        The Company can be subject to U.S. Federal income tax examinations for tax years 2002 through 2008, and non-U.S. income tax examinations for years 2002 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2008. There are currently one state and five foreign income tax examinations in process. The Company does not believe that the

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.

        Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to uncertain income tax positions. As of December 31, 2008, management of the Company is not aware of and does not anticipate any material subsequent events that could have a significant impact on the UTB balance during the next twelve months.

        Upon the adoption of SFAS No. 141(R) on January 1, 2009, the UTB's of $4.1 million shown in the table above would impact earnings if recognized.

21. Summary Quarterly Financial Data

	As of December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net Sales	$264,590	$282,840	$260,730	$213,140
Gross Profit	69,930	76,020	68,630	48,600
Income (loss) from continuing operations	7,610	9,690	8,060	(153,950)
Income from discontinued operations, net of income taxes	260	(240)	260	(7,880)
Net income (loss)	7,870	9,450	8,320	(161,830)
Earnings (loss) per share—basic:
Continuing operations	$0.22	$0.29	$0.24	$(4.60)
Discontinued operations, net of income tax benefit	0.01	(0.01)	0.01	(0.24)

Net income (loss) per share	$0.23	$0.28	$0.25	$(4.84)

Weighted average shares—basic	33,409,500	33,409,500	33,420,560	33,450,444

Earnings (loss) per share—diluted:
Continuing operations	$0.22	$0.29	$0.24	$(4.60)
Discontinued operations, net of income tax benefit	0.01	(0.01)	0.01	(0.24)

Net income (loss) per share	$0.23	$0.28	$0.25	$(4.84)

Weighted average shares—diluted	33,551,645	33,642,907	33,469,027	33,450,444

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data (Continued)

	As of December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net Sales	$268,130	$270,340	$242,530	$222,070
Gross Profit	74,360	75,110	66,160	57,930
Income (loss) from continuing operations	7,300	(4,500)	4,780	(168,780)
Income from discontinued operations, net
of income taxes	(250)	1,310	1,800	(90)
Net income (loss)	7,050	(3,190)	6,580	(168,870)
Earnings (loss) per share—basic:
Continuing operations	$0.35	$(0.17)	$0.15	$(5.05)
Discontinued operations, net of income tax benefit	(0.01)	0.05	0.05	—

Net income (loss) per share	$0.34	$(0.12)	$0.20	$(5.05)

Weighted average shares—basic	20,759,500	26,223,236	33,409,500	33,409,500

Earnings (loss) per share—diluted:
Continuing operations	$0.35	$(0.17)	$0.15	$(5.05)
Discontinued operations, net of income tax benefit	(0.01)	0.05	0.05	—

Net income (loss) per share	$0.34	$(0.12)	$0.20	$(5.05)

Weighted average shares—diluted	20,759,500	26,223,236	33,409,500	33,409,500

22. Subsequent Events

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin by the third quarter of 2009, moving production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to its third-party sourcing partners. In connection with this action, the Company expects to record cash and non-cash charges during 2009 related to closure and move costs, employee severance benefits, impairment of machinery and equipment that will no longer be utilized and unrecoverable future lease obligations for the leased manufacturing facility that will cease to be used following completion of the plant closure.

        In February 2009, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a customary 364-day term, committed funding of up to $55.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 4.5%.

        In January 2009, the Company entered into two new interest rate swap agreements to fix the LIBOR-based variable portion of its interest rate on $75.0 million notional amount of its term loan facility at 1.39% and $125 million notional amount of its term loan facility at 1.91%. The $75.0 million notional amount interest rate swap commences in January 2009 and extends through January 2011. The $125.0 million notional amount interest rate swap commences in October 2009 and extends through July 2011. These interest rate swaps are designated as cash flow hedges under SFAS No. 133. The Company believes these cash flow hedges are "effective" as defined in SFAS No. 133, as changes in the cash flows of the interest

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

22. Subsequent Events (Continued)

rate swaps are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuations in the LIBOR.

        During the first quarter of 2009, the Company acquired $28.7 million face value of its Notes in open market purchase transactions at various rates for $14.5 million.

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements

        Under an indenture dated June 6, 2002, TriMas Corporation, the parent company ("Parent"), issued 9 7/8% senior subordinated notes due 2012 in a total principal amount of $437.8 million (face value), of which $8.0 million was subsequently retired in the fourth quarter of 2008 as a result of Notes repurchased with cash on hand and $100.0 million was subsequently retired in the second quarter of 2007 in connection with the Company's initial public offering. The remaining outstanding Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$340	$3,570	$—	$3,910
Trade receivables, net	—	91,300	13,460	—	104,760
Receivables, intercompany	—	—	4,090	(4,090)	—
Inventories	—	165,590	23,360	—	188,950
Deferred income taxes	—	16,250	720	—	16,970
Prepaid expenses and other current assets	—	6,280	1,150	—	7,430
Assets of discontinued operations held for sale	—	26,200	—	—	26,200

Total current assets	—	305,960	46,350	(4,090)	348,220
Investments in subsidiaries	369,410	96,240	—	(465,650)	—
Property and equipment, net	—	133,150	48,420	—	181,570
Goodwill	—	157,360	44,920	—	202,280
Intangibles and other assets	16,020	189,140	3,930	(10,940)	198,150

Total assets	$385,430	$881,850	$143,620	$(480,680)	$930,220

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$4,960	$5,400	$—	$10,360
Accounts payable, trade	—	95,240	16,570	—	111,810
Accounts payable, intercompany	—	4,090	—	(4,090)	—
Accrued liabilities	1,390	57,320	7,630	—	66,340
Liabilities of discontinued operations	—	1,340	—	—	1,340

Total current liabilities	1,390	162,950	29,600	(4,090)	189,850
Long-term debt	329,140	258,070	12,370	—	599,580
Deferred income taxes	—	58,610	3,980	(10,940)	51,650
Other long-term liabilities	—	32,810	1,430	—	34,240

Total liabilities	330,530	512,440	47,380	(15,030)	875,320

Total shareholders' equity	54,900	369,410	96,240	(465,650)	54,900

Total liabilities and shareholders' equity	$385,430	$881,850	$143,620	$(480,680)	$930,220

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$550	$4,250	$—	$4,800
Trade receivables, net	—	69,760	19,610	—	89,370
Receivables, intercompany	—	—	1,700	(1,700)	—
Inventories	—	154,000	27,790	—	181,790
Deferred income taxes	—	17,960	900	—	18,860
Prepaid expenses and other current assets	—	5,870	1,140	—	7,010
Assets of discontinued operations held for sale	—	41,450	—	—	41,450

Total current assets	—	289,590	55,390	(1,700)	343,280
Investments in subsidiaries	528,420	139,880	—	(668,300)	—
Property and equipment, net	—	131,300	55,540	—	186,840
Goodwill	—	282,070	85,350	—	367,420
Intangibles and other assets	18,430	219,310	4,430	(11,720)	230,450

Total assets	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,300	$5,090	$—	$8,390
Accounts payable, trade	—	102,920	18,940	—	121,860
Accounts payable, intercompany	—	1,700	—	(1,700)	—
Accrued liabilities	1,390	58,820	11,620		71,830
Liabilities of discontinued operations	—	1,450	—	—	1,450

Total current liabilities	1,390	168,190	35,650	(1,700)	203,530
Long-term debt	336,970	254,210	16,420	—	607,600
Deferred income taxes	—	77,890	7,110	(11,720)	73,280
Other long-term liabilities	—	33,440	1,650	—	35,090

Total liabilities	338,360	533,730	60,830	(13,420)	919,500

Total shareholders' equity	208,490	528,420	139,880	(668,300)	208,490

Total liabilities and shareholders' equity	$546,850	$1,062,150	$200,710	$(681,720)	$1,127,990

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$828,420	$237,780	$(44,900)	$1,021,300
Cost of sales	—	(612,920)	(190,100)	44,900	(758,120)

Gross profit	—	215,500	47,680	—	263,180
Selling, general and administrative expenses	—	(143,040)	(23,460)	—	(166,500)
Gain (loss) on dispositions of property and equipment	—	(590)	250	—	(340)
Impairment of assets	—	(500)	—	—	(500)
Impairment of goodwill and indefinite-lived intangible assets	—	(123,510)	(48,710)	—	(172,220)

Operating loss	—	(52,140)	(24,240)	—	(76,380)
Other expense, net:
Interest expense	(34,990)	(19,090)	(1,660)	—	(55,740)
Gain (loss) on extinguishment of debt	3,740	—	—	—	3,740
Other, net	—	2,910	(5,200)	—	(2,290)

Loss before income tax (expense) benefit and equity in net loss of subsidiaries	(31,250)	(68,320)	(31,100)	—	(130,670)
Income tax (expense) benefit	10,940	(5,950)	(2,910)	—	2,080
Equity in net loss of subsidiaries	(115,880)	(34,010)	—	149,890	—

Income (loss) from continuing operations	(136,190)	(108,280)	(34,010)	149,890	(128,590)
Income from discontinued operations	—	(7,600)	—	—	(7,600)

Net income (loss)	$(136,190)	$(115,880)	$(34,010)	$149,890	$(136,190)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2007
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$818,320	$237,760	$(53,010)	$1,003,070
Cost of sales	—	(589,720)	(192,800)	53,010	(729,510)

Gross profit	—	228,600	44,960	—	273,560
Selling, general and administrative expenses	—	(145,810)	(28,000)	—	(173,810)
Advisory services agreement termination fee	—	(10,000)	—	—	(10,000)
Costs for early termination of operating leases	—	(4,230)	—	—	(4,230)
Settlement of Canadian benefit plan liability	—	—	(3,870)	—	(3,870)
Gain (loss) on dispositions of property and equipment	—	(3,150)	1,430	—	(1,720)
Impairment of assets	—	—	(3,370)	—	(3,370)
Impairment of goodwill and indefinite-lived intangible assets	—	(154,840)	(16,370)	—	(171,210)

Operating loss	—	(89,430)	(5,220)	—	(94,650)
Other expense, net:
Interest expense	(38,710)	(26,740)	(2,860)	—	(68,310)
Debt extinguishment costs	(7,440)	—	—	—	(7,440)
Other, net	3,530	(5,990)	(1,420)	—	(3,880)

Loss before income tax (expense) benefit and equity in net loss of subsidiaries	(42,620)	(122,160)	(9,500)	—	(174,280)
Income tax (expense) benefit	11,710	2,370	(1,000)	—	13,080
Equity in net loss of subsidiaries	(127,520)	(10,500)	—	138,020	—

Income (loss) from continuing operations	(158,430)	(130,290)	(10,500)	138,020	(161,200)
Income from discontinued operations	—	2,770	—	—	2,770

Net income (loss)	$(158,430)	$(127,520)	$(10,500)	$138,020	$(158,430)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2006
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$810,810	$185,240	$(47,710)	$948,340
Cost of sales	—	(593,060)	(147,190)	47,710	(692,540)

Gross profit	—	217,750	38,050	—	255,800
Selling, general and administrative expenses	—	(136,220)	(20,820)	—	(157,040)
Loss on dispositions of property and equipment	—	(490)	(60)	—	(550)
Impairment of assets	—	(510)	—	—	(510)
Impairment of goodwill	—	(116,500)	—	—	(116,500)

Operating profit	—	(35,970)	17,170	—	(18,800)
Other income (expense), net:
Interest expense	(43,010)	(31,990)	(4,060)	—	(79,060)
Debt extinguishment costs	—	(8,610)	—	—	(8,610)
Other, net	30	(4,010)	(170)	—	(4,150)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(42,980)	(80,580)	12,940	—	(110,620)
Income tax (expense) benefit	15,250	(12,720)	(3,340)	—	(810)
Equity in net income (loss) of subsidiaries	(101,180)	9,600	—	91,580	—

Income (loss) from continuing operations	(128,910)	(83,700)	9,600	91,580	(111,430)
Loss from discontinued operations	—	(17,480)	—	—	(17,480)

Net income (loss)	$(128,910)	$(101,180)	$9,600	$91,580	$(128,910)

TRIMAS CORPORATION

NOTES TO FINANCIAL STATEMENTS (Continued)

23. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(33,340)	$43,440	$21,070	$—	$31,170

Cash Flows from Investing Activities:
Capital expenditures	—	(22,990)	(6,180)	—	(29,170)
Acquisition of businesses, net of cash acquired	—	(3,790)	(2,860)	—	(6,650)
Net proceeds from disposition of businesses and other assets	—	490	1,950	—	2,440

Net cash used for investing activities	—	(26,290)	(7,090)	—	(33,380)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(2,600)	(2,470)	—	(5,070)
Proceeds from borrowings on term loan facilities	—	—	490	—	490
Proceeds from borrowings on revolving credit facilities	—	568,640	8,350	—	576,990
Repayments of borrowings on revolving credit facilities	—	(560,500)	(6,470)	—	(566,970)
Retirement of senior subordinated notes	(4,120)	—	—	—	(4,120)
Intercompany transfers (to) from subsidiaries	37,460	(22,900)	(14,560)	—	—

Net cash provided by (used for) financing activities	33,340	(17,360)	(14,660)	—	1,320

Cash and Cash Equivalents:
Increase for the period	—	(210)	(680)	—	(890)
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$340	$3,570	$—	$3,910

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

Item 9A.    Controls and Procedures

  Evaluation of disclosure controls and procedures

        As of December 31, 2008, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

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

        In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2008.

        KPMG LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, as stated in their report below.

  Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited TriMas Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriMas Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's

Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TriMas Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 9, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Detroit, Michigan
March 9, 2009

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2008.

        On March 6, 2009, Charles E. Becker, a member of the Company's Board of Directors, advised the Company that, due to his other business commitments, he will not stand for re-election as a Class III member of the Company's Board when his term expires at the Company's 2009 Annual Meeting of Stockholders. Mr. Becker will continue to serve as a director of the Company until the 2009 Annual Meeting of Stockholders to be held on May 7, 2009. There is no dispute or disagreement between Mr. Becker and the Company which led to his decision not to stand for re-election.

        The Company has adopted a Code of Ethics and Business Conduct applicable to its directors, officers and employees. The Code of Business Conduct and Ethics is available on the Investor Relations portion of the Company's website under the "Corporate Governance" link. The Company's website address is www.trimascorp.com.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2008.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2008.

Item 14.    Principal Accountant Fees and Services

A. Audit Fees

        The information required by this item is incorporated by reference to our definitive proxy statement to be filed with the SEC within 120 days after the Company's fiscal year end of December 31, 2008.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) Listing of Documents

(1)   Financial Statements

        The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2008 and December 31, 2007, and for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, consist of the following:

Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements

(2)   Financial Statement Schedules

        Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, consists of the following:

Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.

(3)   Exhibits

        See Exhibit Table at the end of this Report.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
DATE: March 10, 2009	BY:	/s/ DAVID M. WATHEN Name: David M. Wathen Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN David M. Wathen	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2009
/s/ A. MARK ZEFFIRO A. Mark Zeffiro	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2009
/s/ SAMUEL VALENTI III Samuel Valenti III	Chairman of the Board of Directors	March 10, 2009
/s/ CHARLES E. BECKER Charles E. Becker	Director	March 10, 2009
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 10, 2009
/s/ RICHARD M. GABRYS Richard M. Gabrys	Director	March 10, 2009
/s/ EUGENE A. MILLER Eugene A. Miller	Director	March 10, 2009
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	March 10, 2009

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
DECEMBER 31, 2008, 2007 AND 2006

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2008	$5,170,000	$1,440,000	$(60,000)	$880,000	$5,670,000

Year Ended December 31, 2007	$5,610,000	$100,000	$(240,000)	$300,000	$5,170,000

Year Ended December 31, 2006	$5,750,000	$1,170,000	$20,000	$1,330,000	$5,610,000

(A)
Allowance of companies acquired, and other adjustments, net.

(B)
Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Exhibits Index:

Exhibit No.	Description
3.1(m)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(m)	Second Amended and Restated By-laws of TriMas Corporation.
4.1(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(a)	Form of note (included as Exhibit 4.1(a) above).
4.3(a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(d)	Supplemental Indenture dated as of March 4, 2003.
4.6(e)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(f)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8(q)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(k)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(j)	Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6(x)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.7(a)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.8(l)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.9(i)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.10(o)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.11(p)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.12(x)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.13(i)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.14(q)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.15(x)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.16(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.17(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.

Exhibit No.	Description
10.18(u)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.19(u)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.20(u)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21(u)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22(e)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.23(e)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.22(e) above).
10.24(g)	2003 Form of Stock Option Agreement.
10.25(t)	2008 Annual Value Creation Program.
10.26(u)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.27(h)	Form of Indemnification Agreement.
10.28(k)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.29(t)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.30(k)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.31(l)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.32(l)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.33(l)	Management Rights Agreement.
10.34(u)	Executive Severance/Change of Control Policy.
10.35(n)	TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.36(n)	First Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.37(n)	Second Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.38(u)	Third Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.39(u)	Fourth Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan
10.40(r)	Separation Agreement dated April 10, 2008.
10.41(s)	Letter Agreement dated April 28, 2008.
10.42(t)	Letter Agreement dated July 1, 2008.
10.43	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.44(u)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.45(x)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46(v)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47(w)	Separation Agreement dated as of January 13, 2009.
10.48(c)	Separation Agreement dated as of March 5, 2009.
10.49(y)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50(c)	The TriMas Incentive Compensation Plan.
21.1	TriMas Corporation Subsidiary List

Exhibit No.	Description
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)
Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(c)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on March 10, 2009 (File No. 001-10716).
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
(k)
Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(l)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(m)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).
(n)
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
(s)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on June 2, 2008 (File No. 001-10716).
(t)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).

(u)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(v)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on January 14, 2009 (File No. 001-10716).
(w)
Incorporated by reference to the Exhibits filed with our Form 8-K Report filed on February 5, 2009 (File No. 001-10716).
(x)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on February 17, 2009 (File No. 001-10716).
(y)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on March 6, 2009 (File No. 001-10716).