Form 10-Q
period 2009-03-31
TRIMAS CORP
filed 2009-05-06
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐.

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

        As of May 6, 2009, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,579,547 shares.

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

  •
  We have significant goodwill and intangible assets. We incurred a significant impairment of our goodwill in 2008 and 2007. If we experience declines in sales and operating profit, do not meet our current and forecasted operating budget, or experience significant declines in our stock price, we may be subject to future impairment charges. Future impairment of our goodwill and intangible assets could have a material adverse impact on our financial results;

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

  •
  We have been notified that we are not in compliance with the continued listing standards of the New York Stock Exchange ("NYSE"). If we are unable to regain compliance with NYSE listing standards, our common stock will be delisted from trading on the NYSE, which could materially impair the liquidity and value of our common stock.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$4,540	$3,910
Receivables, net	112,740	104,760
Inventories	172,290	188,950
Deferred income taxes	16,970	16,970
Prepaid expenses and other current assets	5,860	7,430
Assets of discontinued operations held for sale	3,440	26,200

Total current assets	315,840	348,220
Property and equipment, net	175,200	181,570
Goodwill	200,690	202,280
Other intangibles, net	175,320	178,880
Other assets	18,310	19,270

Total assets	$885,360	$930,220

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$8,890	$10,360
Accounts payable	98,150	111,810
Accrued liabilities	71,950	66,340
Liabilities of discontinued operations	990	1,340

Total current liabilities	179,980	189,850
Long-term debt	566,280	599,580
Deferred income taxes	48,110	51,650
Other long-term liabilities	44,530	34,240

Total liabilities	838,900	875,320

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,582,693 shares at March 31, 2009 and 33,620,410 shares at December 31, 2008	330	330
Paid-in capital	527,030	527,000
Accumulated deficit	(513,840)	(510,160)
Accumulated other comprehensive income	32,940	37,730

Total shareholders' equity	46,460	54,900

Total liabilities and shareholders' equity	$885,360	$930,220

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Net sales	$202,710	$264,590
Cost of sales	(156,870)	(194,660)

Gross profit	45,840	69,930
Selling, general and administrative expenses	(41,540)	(42,000)
Gain (loss) on dispositions of property and equipment	40	(90)

Operating profit	4,340	27,840

Other income (expense), net:
Interest expense	(12,490)	(14,710)
Gain on extinguishment of debt	15,310	—
Other, net	(700)	(1,190)

Other income (expense), net	2,120	(15,900)

Income from continuing operations before income tax expense	6,460	11,940
Income tax expense	(2,400)	(4,330)

Income from continuing operations	4,060	7,610
Income (loss) from discontinued operations, net of income tax benefit (expense)	(7,740)	260

Net income (loss)	$(3,680)	$7,870

Earnings per share—basic:
Continuing operations	$0.12	$0.23
Discontinued operations, net of income tax benefit (expense)	(0.23)	—

Net income (loss) per share	$(0.11)	$0.23

Weighted average common shares—basic	33,459,502	33,409,500

Earnings per share—diluted:
Continuing operations	$0.12	$0.23
Discontinued operations, net of income tax benefit (expense)	(0.23)	—

Net income (loss) per share	$(0.11)	$0.23

Weighted average common shares—diluted	33,487,526	33,409,770

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Three months ended March 31,
	2009	2008
Net income (loss)	$(3,680)	$7,870
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(50)	110
Depreciation	8,110	6,850
Amortization of intangible assets	3,650	3,900
Amortization of debt issue costs	610	600
Deferred income taxes	(2,740)	—
Gain on extinguishment of debt	(15,310)	—
Non-cash compensation expense	30	290
Net proceeds from (reductions in) sale of receivables and receivables securitization	(6,130)	18,830
Increase in receivables	(2,630)	(34,920)
(Increase) decrease in inventories	18,090	(1,790)
Decrease in prepaid expenses and other assets	1,660	1,670
Increase in accounts payable and accrued liabilities	1,180	6,400
Other, net	(990)	(120)

Net cash provided by operating activities, net of acquisition impact	1,800	9,690

Cash Flows from Investing Activities:
Capital expenditures	(3,280)	(6,190)
Acquisition of businesses, net of cash acquired	—	(2,400)
Net proceeds from disposition of businesses and other assets	20,680	—

Net cash provided by (used for) investing activities	17,400	(8,590)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(770)	(2,080)
Proceeds from borrowings on revolving credit facilities	272,900	156,580
Repayments of borrowings on revolving credit facilities	(274,680)	(154,890)
Retirement of senior subordinated notes	(16,020)	—

Net cash used for financing activities	(18,570)	(390)

Cash and Cash Equivalents:
Increase for the period	630	710
At beginning of period	3,910	4,800

At end of period	$4,540	$5,510

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,770	$5,930

Cash paid for taxes	$2,440	$2,390

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Three Months Ended March 31, 2009

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900
Comprehensive income (loss):
Net loss	—	—	(3,680)	—	(3,680)
Foreign currency translation	—	—	—	(3,770)	(3,770)
Net losses on derivative instruments (net of tax of $0.6 million) (Note 10)	—	—	—	(1,020)	(1,020)

Total comprehensive income (loss)					(8,470)
Non-cash compensation expense	—	30	—	—	30

Balances, March 31, 2009	$330	$527,030	$(513,840)	$32,940	$46,460

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five business segments with diverse products and market channels. Packaging Systems offers a broad spectrum of closure and dispensing solutions in industrial and consumer packaging applications. Energy Products is a manufacturer and distributor of a variety of engines, engine replacement parts and specialty gaskets for the oil and gas industry, petrochemical and industrial markets. Industrial Specialties designs and manufactures a diverse range of industrial products for use in focused markets within the aerospace, industrial, automotive, defense, and medical equipment markets. RV & Trailer Products is a manufacturer and distributor of custom-engineered trailer products, brake control solutions and other accessories for use in a variety of commercial and recreational trailer applications. Recreational Accessories offers an extensive array of towing and cargo management product lines. See Note 12, "Segment Information," for further information on each of the Company's business segments.

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2008 Annual Report on Form 10-K.

2. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2008, the Company entered into a binding agreement to sell certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging Systems segment. The sale was completed in February 2009 for proceeds of approximately $21.0 million. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During first quarter 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $10.7 million for future lease obligations on the facility, net of estimated sublease recoveries, determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        During the fourth quarter of 2007, the Company committed to a plan to sell its rocket launcher and property management lines of business, both of which were part of the Industrial Specialties segment. The Company sold the assets of the rocket launcher business in December 2007. Although the property management line of business has not yet been sold, the Company continues to actively market the business and has adjusted its sales price expectations, consistent with the changes in the current economic conditions. As such, the Company continues to report the property management business as discontinued operations and assets held for sale for all periods presented.

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Net sales	$8,130	$14,460

Income (loss) from discontinued operations before income tax expense	$(12,630)	$410
Income tax (expense) benefit	4,890	(150)

Income (loss) from discontinued operations, net of income tax expense	$(7,740)	$260

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Receivables, net	$910	$680
Inventories, net	20	7,750
Prepaid expenses and other assets	20	7,650
Property and equipment, net	2,490	10,120

Total assets	$3,440	$26,200

Accounts payable	$10	$90
Accrued liabilities and other	980	1,250

Total liabilities	$990	$1,340

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin by the third quarter of 2009, moving production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. In connection with this action, the Company recorded a pre-tax charge within its RV & Trailer Products segment of approximately $1.6 million in the first quarter of 2009, determined in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charge primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. The Company also expects to incur a pre-tax non-cash charge of approximately $3.0 million during the first three quarters of 2009 as determined under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," related to accelerated depreciation expense as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company will no longer utilize following the closure. The Company recorded approximately $0.5 million of accelerated depreciation expense for the machinery and equipment during the first quarter of 2009.

        The Company's manufacturing facility in Mosinee is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Mosinee Plant Closure (Continued)

facility, and will record an estimate of any future unrecoverable lease obligations upon the cease use date of the facility.

4. Acquisitions

        In January 2008, the Company acquired Parkside Towbars, Pty. Ltd. ("Parkside"), located in Western Australia, strengthening the Company's position in international markets and expanding the Company's towing and truck accessory product offering. Parkside is included in the Company's RV & Trailer Products segment.

        The result of operations of the aforementioned acquisition is not significant compared to the overall results of operations of the Company.

5. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are summarized as follows:

	Packaging Systems	Energy Products	Industrial Specialties	RV & Trailer Products	Recreational Accessories	Total
	(dollars in thousands)
Balance, December 31, 2008	$113,760	$44,980	$43,540	$—	$—	$202,280
Foreign currency translation and other	(1,420)	(170)	—		—	(1,590)

Balance, March 31, 2009	$112,340	$44,810	$43,540	$—	$—	$200,690

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2009 and December 31, 2008 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2009		As of December 31, 2008
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$25,570	$(16,740)	$25,600	$(16,140)
15 – 25 years	154,610	(55,070)	154,610	(53,010)

Total customer relationships	180,180	(71,810)	180,210	(69,150)

Technology and other:
1 – 15 years	25,520	(20,340)	25,570	(19,890)
17 – 30 years	42,130	(15,200)	42,000	(14,700)

Total technology and other	67,650	(35,540)	67,570	(34,590)

Trademark/Trade names (indefinite life)	34,840	—	34,840	—

	$282,670	$(107,350)	$282,620	$(103,740)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Goodwill and Other Intangible Assets (Continued)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended March 31, 2009 and 2008, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.6 million for each of the three months ended March 31, 2009 and 2008, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

6. Accounts Receivable Securitization

        TriMas is party to a 364-day receivable securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. The Company completed its annual renewal of the facility in February 2009, and reduced the committed funding from $90.0 million to $55.0 million. Renewal costs in 2009 approximated $0.4 million.

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. As of March 31, 2009 and December 31, 2008, the Company's funding under the facility was approximately $10.0 million and $20.0 million, respectively, with an additional $33.3 million and $30.9 million, respectively, available but not utilized. The Company had pledged receivables of approximately $83.7 million and $79.5 million under the program as of March 31, 2009 and December 31, 2008, respectively, which are included in receivables in the accompanying consolidated balance sheet. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, including a usage fee (4.50% and 1.05% as of March 31, 2009 and 2008, respectively), a fee on the unused portion of the facility (2.25% and 0.50% as of March 31, 2009 and 2008, respectively), and cost of funds fees (see below), which amounted to a total of $0.3 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations. This facility expires on February 12, 2010.

        The cost of funds fees are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of March 31, 2009 and 2008, the costs of funds fees were based on an average liquidation period of the portfolio of approximately 1.3 months, and an average discount rate of 2.6% and 2.3%, at March 31, 2009 and 2008, respectively.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of March 31, 2009 and December 31, 2008, the Company's funding under these arrangements was approximately $3.9 million and $3.2 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.8% and 2.0%, at March 31, 2009 and 2008, respectively. Costs associated with these transactions were approximately $0.07 million and $0.08 million for the three months ended March 31, 2009 and 2008, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Inventories

        Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Finished goods	$113,570	$119,980
Work in process	20,880	23,250
Raw materials	37,840	45,720

Total inventories	$172,290	$188,950

8. Property and Equipment, Net

        Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Land and land improvements	$2,230	$4,920
Buildings	43,990	44,470
Machinery and equipment	280,250	279,580

	326,470	328,970
Less: Accumulated depreciation	151,270	147,400

Property and equipment, net	$175,200	$181,570

        Depreciation expense was $6.8 million and $6.5 million for the three months ended March 31, 2009 and 2008, respectively, of which $6.0 million and $5.5 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.8 million and $1.0 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

9. Long-term Debt

        The Company's long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(dollars in thousands)
U.S. bank debt	$261,050	$262,580
Non-U.S. bank debt and other	16,720	18,220
9 7/8% senior subordinated notes, due June 2012	297,400	329,140

	575,170	609,940
Less: Current maturities, long-term debt	8,890	10,360

Long-term debt	$566,280	$599,580

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the revolving credit facilities mature on August 2, 2011, while the term loan matures on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2009 and December 31, 2008, the Company had letters of credit of approximately $31.0 million and $34.1 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 3.63% and 5.37% at March 31, 2009 and December 31, 2008, respectively.

        At March 31, 2009, the Company had $7.5 million outstanding under its revolving credit facility and had an additional $111.5 million potentially available after giving effect to the $31.0 million letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $142.7 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $350.9 million and $369.4 million at March 31, 2009 and December 31, 2008, respectively, are presented in the financial information in Note 18, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions greater than $90.0 million if sold at fair market value, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Facility also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at March 31, 2009.

        Principal payments required on the Credit Facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, with $242.5 million due on August 2, 2013 (which may be changed to February 2012 if the Company's senior subordinated notes are still outstanding at that time).

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

Non-U.S. bank debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At March 31, 2009, the balance outstanding under this arrangement was $0.1 million at an interest rate of 2.0%. At December 31, 2008, the balance outstanding under this agreement was approximately $0.3 million at and interest rate of 3.5%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At March 31, 2009, the balance outstanding under this agreement was $2.0 million at an interest rate of 2.26%. At December 31, 2008, the balance outstanding under this agreement was approximately $2.2 million at an interest rate of 3.64%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At March 31, 2009, the balance outstanding under this agreement was $14.3 million at a weighted average interest rate of 5.76%. At December 31, 2008, the balance outstanding under this agreement was approximately $15.3 million at an interest rate of approximately 5.87%.

Notes

        During the first quarter 2009, the Company utilized approximately $16.0 million of cash on hand to retire $31.8 million of face value 9 7/8% senior subordinated notes due 2012 (Notes), resulting in a net gain of approximately $15.3 million after considering non-cash debt extinguishment costs of $0.5 million.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2009, the Company was in compliance with all such covenant requirements.

10. Derivative Instruments

        The Company is exposed to interest rate risk associated with fluctuations in the interest rate on its variable rate debt. Derivatives used to manage interest rate risk are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company does not enter into derivative instrument agreements for speculative purposes.

        In February 2008, the Company entered into an interest rate swap agreement effective April 2008 to fix the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of its term loan facility at 2.73% through October 2009. In January 2009, the Company entered into two additional interest rate swap agreements. The first of these swaps is effective in January 2009 and fixes the LIBOR-based variable portion of the interest rate on $75.0 million notional amount of its term loan facility at 1.39% through January 2011. The second of these swaps is effective in October 2009 and fixes the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

its term loan facility at 1.91% through July 2011. The Company has formally designated these swap agreements as cash flow hedges and expects the hedges to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate.

        As of March 31, 2009 and December 31, 2008, the fair value carrying amount of the Company's derivative instruments is recorded as follows:

		Asset Derivatives		Liability Derivatives
		Fair value at		Fair value at
	Balance Sheet Location	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
		(dollars in thousands)
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Accrued liabilities	$—	$—	$1,710	$1,160
Interest rate contracts	Other long-term liabilities	—	—	1,080	—

Total derivatives designated as hedging instruments under SFAS 133		$—	$—	$2,790	$1,160

        Activity related to derivative instruments within accumulated other comprehensive income for the three months ended March 31, 2009 is summarized as follows:

	Pre-tax	Tax Effect	After-tax
	(dollars in thousands)
Balance, December 31, 2008	$(1,160)	$440	$(720)
(Gain) loss reclassified from accumulated other comprehensive income into interest expense	390	(150)	240
Gain (loss) on changes in the fair value of derivative instruments	(2,020)	760	(1,260)

Balance, March 31, 2009	$(2,790)	$1,050	$(1,740)

        Over the next 12 months, the Company expects to reclassify approximately $1.7 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

        The Company adopted SFAS No. 157, "Fair Value Measurements" with respect to financial assets and liabilities as of January 1, 2008. In accordance with FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157," the Company deferred the application of the provisions of SFAS No. 157 for non-financial assets and liabilities until the first quarter of 2009. The adoption of SFAS No. 157 with respect to non-financial assets and liabilities did not have a material impact on the Company's

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

financial statements. The following table provides a summary of the fair values of assets and liabilities accounted for under SFAS No. 157 as of March 31, 2009:

Description	Frequency	Asset/ (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swap	Recurring	$(2,790)	$—	$(2,790)	$—

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

        As of March 31, 2009, the Company was a party to approximately 777 pending cases involving an aggregate of approximately 7,498 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000
Three months ended March 31, 2009	7,524	55	80	1	$95,000	$656,600

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

        In addition, the Company acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,498 claims pending at March 31, 2009, 139 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 106 of the 139 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 32 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 1 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 110 of the 139 claims sought between $50,000 and $600,000, 28 sought between $1.0 million and $5.0 million and 1 sought over $5.0 million. Solely with respect to punitive damages, 106 of the 139 claims sought between $0 million and $2.5 million, 32 sought between $2.5 million and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.3 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        Segment activity is as follows:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Net Sales
Packaging Systems	$30,250	$41,040
Energy Products	40,270	48,800
Industrial Specialties	41,740	53,470
RV & Trailer Products	35,090	50,670
Recreational Accessories	55,360	70,610

Total	$202,710	$264,590

Operating Profit
Packaging Systems	$5,400	$8,610
Energy Products	3,520	7,910
Industrial Specialties	6,330	11,160
RV & Trailer Products	(2,190)	2,750
Recreational Accessories	(1,160)	2,630
Corporate expenses	(7,560)	(5,220)

Total	$4,340	$27,840

Adjusted EBITDA
Packaging Systems	$8,640	$12,050
Energy Products	4,280	8,630
Industrial Specialties	7,980	12,640
RV & Trailer Products	440	4,530
Recreational Accessories	900	5,050
Corporate (expenses) income	7,630	(6,120)

Subtotal from continuing operations	29,870	36,780

Discontinued operations	(11,240)	1,080

Total company	$18,630	$37,860

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        The following is a reconciliation of the Company's net income (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Net income (loss)	$(3,680)	$7,870
Income tax expense (benefit)	(2,490)	4,480
Interest expense	12,530	14,760
Debt extinguishment costs	510	—
Depreciation and amortization	11,760	10,750

Adjusted EBITDA, total company	$18,630	$37,860
Adjusted EBITDA, discontinued operations	(11,240)	1,080

Adjusted EBITDA, continuing operations	$29,870	$36,780

13. Equity Awards

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

        During the first quarter of 2009, the Company granted 578,000 stock options to certain key employees and non-employee directors, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have exercise prices ranging from $1.01 to $1.38 and had a weighted-average fair value at grant date of $0.47. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.01% and expected volatility of 40%.

        Information related to stock options at March 31, 2009 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	—	$—
Granted	578,000	1.14
Exercised	—	—
Cancelled	—	—

Outstanding at March 31, 2009	578,000	$1.14	9.9	$353,720

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

        Prior to 2009, the Company had granted restricted shares of its common stock to certain employees. All of these restricted shares were subject to a service restriction, vesting ratably over three years so long as the employee remained with the Company. Certain of these restricted shares also contained a performance provision, where the shares would vest only if the Company attained and/or exceeded a certain EBITDA target for the years ended December 31, 2007 and 2008. All restricted shares with performance restrictions were cancelled as the Company did not meet or exceed the EBITDA targets.

        Information related to restricted shares at March 31, 2009 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	160,908	$8.89
Granted	—	—
Vested	—	—
Cancelled	(37,717)	9.31

Outstanding at March 31, 2009	123,191	$8.76	1.8	$215,584

        The Company recognized approximately $0.02 million and $0.3 million of stock-based compensation expense related to the 2006 Plan during the three months ended March 31, 2009 and 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of March 31, 2009 and December 31, 2008, there was approximately $0.3 million and $0.7 million, respectively, of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.3 years and 1.4 years, respectively. As of March 31, 2009, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.9 years.

2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan"), provides for the issuance of equity-based incentives in various forms, of which a total of 1,786,123 stock options have been approved for issuance under the Plan. As of March 31, 2009, the Company has 1,472,194 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $1.01 to $23.00. As of March 31, 2009, 785,653 stock options were exercisable under the 2002 Plan.

        During the first quarter of 2009, the Company granted 552,500 stock options to certain employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have exercise prices ranging from $1.01 to $1.61 and had a weighted-average fair value at grant date of $0.43. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.22% and expected volatility of 40%.

        Prior to 2009, the Company had granted stock options to certain employees, with the options having a ten year life and at exercise prices ranging from $20 to $23. Of these options, eighty percent vest ratably over three years from the date of grant, while the remaining twenty percent vest after seven years from the date of grant or on an accelerated basis over three years based upon achievement of specified performance targets, as defined in the 2002 Plan. The options become exercisable upon the later of: (1) the normal vesting schedule as described above, or (2) upon the occurrence of a qualified public equity offering as defined in the Plan, one half of the vested options become exercisable 180 days following such public equity offering (November 14, 2007), and the other one half of vested options become exercisable on the first anniversary following consummation of such public offering (May 14, 2008).

        Information related to stock options at March 31, 2009, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,596,213	$20.92
Granted	552,500	1.02
Exercised	—	—
Cancelled	(676,519)	20.13

Outstanding at March 31, 2009	1,472,194	$13.82	6.9	$403,450

        The Company recognized approximately $20 thousand and $30 thousand of stock-based compensation expense related to the 2002 Plan during the three months ended March 31, 2009 and 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of March 31, 2009 and December 31, 2008, there was approximately $0.3 million and $0.07 million, respectively, of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.8 years and 1.4 years, respectively.

        The fair value of options which vested during the three months ended March 31, 2009 and 2008 was $0.1 million and $0.3 million, respectively.

14. Earnings per Share

        The Company reports earnings (loss) per share in accordance with Statement of Financial Standards No. 128, "Earnings per Share." Basic and diluted earnings (loss) per share amounts were computed using weighted average shares outstanding for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and 2008, 28,024 and 270 restricted shares were included in the computation of diluted earnings (loss) per share, respectively. Options to purchase approximately 2,050,194 and 1,779,873 shares of common stock were outstanding at March 31, 2009 and 2008,

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Earnings per Share (Continued)

respectively, but were excluded from the computation of earnings per share because to do so would have been anti-dilutive for the periods presented.

15. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for TriMas' defined benefit pension plans and postretirement benefit plans, covering foreign employees, union hourly employees and certain salaried employees, include the following components for the three months ended March 31, 2009 and 2008:

	Pension Benefit		Postretirement Benefit
	Three months ended March 31,
	2009	2008	2009	2008
	(dollars in thousands)
Service costs	$130	$140	$—	$20
Interest costs	390	420	30	100
Expected return on plan assets	(380)	(460)	—	—
Amortization of prior service cost	—	—	(70)	—
Amortization of net (gain)/loss	80	80	(10)	10

Net periodic benefit cost	$220	$180	$(50)	$130

        The Company contributed approximately $0.4 million to its defined benefit pension plans during the three months ended March 31, 2009. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2009.

16. New Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. This new standard only affect disclosures and will have no impact on the Company's consolidated financial statements.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. New Accounting Pronouncements (Continued)

the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of derivative instruments, how they are accounted for and their impact on a company's financial position and performance. The Company adopted SFAS No. 161 in the first quarter of 2009, expanding its disclosures regarding derivative instruments in Note 10 herein.

        In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. The Company adopted SFAS No. 141(R) in the first quarter of 2009. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, to and to account for such non-controlling interests as a separate component of stockholder's equity. The Company adopted SFAS No. in the first quarter of 2009. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

17. Subsequent Events

        During the second quarter of 2009, the Company acquired approximately $22.0 million face value of its Notes in open market purchase transactions for approximately $11.1 million.

18. Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated September 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value), of which approximately $139.8 million has subsequently been retired through March 31, 2009. These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$350	$4,190	$—	$4,540
Trade receivables, net	—	101,890	10,850	—	112,740
Receivables, intercompany	—	—	3,260	(3,260)	—
Inventories	—	150,080	22,210	—	172,290
Deferred income taxes	—	16,260	710	—	16,970
Prepaid expenses and other current assets	—	5,110	750	—	5,860
Assets of discontinued operations held for sale	—	3,440	—	—	3,440

Total current assets	—	277,130	41,970	(3,260)	315,840
Investments in subsidiaries	350,900	92,070	—	(442,970)	—
Property and equipment, net	—	129,220	45,980	—	175,200
Goodwill	—	157,360	43,330	—	200,690
Intangibles and other assets	1,640	185,380	4,010	2,600	193,630

Total assets	$352,540	$841,160	$135,290	$(443,630)	$885,360

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,090	$5,800	$—	$8,890
Accounts payable, trade	—	83,490	14,660	—	98,150
Accounts payable, intercompany	—	3,260	—	(3,260)	—
Accrued liabilities	8,680	56,320	6,950	—	71,950
Liabilities of discontinued operations	—	990	—	—	990

Total current liabilities	8,680	147,150	27,410	(3,260)	179,980
Long-term debt	297,400	258,380	10,500	—	566,280
Deferred income taxes	—	41,630	3,880	2,600	48,110
Other long-term liabilities	—	43,100	1,430	—	44,530

Total liabilities	306,080	490,260	43,220	(660)	838,900

Total shareholders' equity	46,460	350,900	92,070	(442,970)	46,460

Total liabilities and shareholders' equity	$352,540	$841,160	$135,290	$(443,630)	$885,360

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$168,510	$39,550	$(5,350)	$202,710
Cost of sales	—	(129,940)	(32,280)	5,350	(156,870)

Gross profit	—	38,570	7,270	—	45,840
Selling, general and administrative expenses	(30)	(36,750)	(4,760)	—	(41,540)
Gain on dispositions of property and equipment	—	30	10	—	40

Operating profit (loss)	(30)	1,850	2,520	—	4,340
Other income (expense), net:
Interest expense	(8,340)	(3,910)	(240)	—	(12,490)
Gain on extinguishment of debt	15,310	—	—	—	15,310
Other, net	—	(150)	(550)	—	(700)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	6,940	(2,210)	1,730	—	6,460
Income tax (expense) benefit	(2,600)	830	(630)	—	(2,400)
Equity in net income (loss) of subsidiaries	(8,020)	1,100	—	6,920	—

Income (loss) from continuing operations	(3,680)	(280)	1,100	6,920	4,060
Loss from discontinued operations	—	(7,740)	—	—	(7,740)

Net income (loss)	$(3,680)	$(8,020)	$1,100	$6,920	$(3,680)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$216,720	$59,890	$(12,020)	$264,590
Cost of sales	—	(160,460)	(46,220)	12,020	(194,660)

Gross profit	—	56,260	13,670	—	69,930
Selling, general and administrative expenses	—	(35,910)	(6,090)	—	(42,000)
					—
Gain (loss) on dispositions of property and equipment	—	(150)	60	—	(90)

Operating profit	—	20,200	7,640	—	27,840
Other income (expense), net:
Interest expense	(8,750)	(5,520)	(440)	—	(14,710)
Other, net	—	630	(1,820)	—	(1,190)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,750)	15,310	5,380	—	11,940
Income tax (expense) benefit	3,070	(5,680)	(1,720)	—	(4,330)
Equity in net income (loss) of subsidiaries	13,550	3,660	—	(17,210)	—

Income (loss) from continuing operations	7,870	13,290	3,660	(17,210)	7,610
Income from discontinued operations	—	260	—	—	260

Net income (loss)	$7,870	$13,550	$3,660	$(17,210)	$7,870

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$(1,710)	$3,510	$—	$1,800

Cash Flows from Investing Activities:
Capital expenditures	—	(2,930)	(350)	—	(3,280)
Net proceeds from disposition of businesses and other assets	—	20,640	40	—	20,680

Net cash provided by (used for) investing activities	—	17,710	(310)	—	17,400

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(650)	(120)	—	(770)
Proceeds from borrowings on revolving credit facilities	—	272,900	—	—	272,900
Repayments of borrowings on revolving credit facilities	—	(273,800)	(880)	—	(274,680)
Retirement of senior subordinated notes	(16,020)	—	—	—	(16,020)
Intercompany transfers (to) from subsidiaries	16,020	(14,440)	(1,580)	—	—

Net cash used for financing activities	—	(15,990)	(2,580)	—	(18,570)

Cash and Cash Equivalents:
Increase for the period	—	10	620	—	630
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$350	$4,190	$—	$4,540

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by operating activities		$8,020	$1,670	$—	$9,690

Cash Flows from Investing Activities:
Capital expenditures	—	(4,780)	(1,410)	—	(6,190)
Acquisition of businesses, net of cash acquired	—		(2,400)	—	(2,400)
Net cash used for investing activities	—	(4,780)	(3,810)	—	(8,590)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(650)	(1,430)	—	(2,080)
Proceeds from borrowings on revolving credit facilities	—	152,980	3,600	—	156,580
Repayments of borrowings on revolving credit facilities	—	(153,600)	(1,290)	—	(154,890)
Retirement of senior subordinated notes		—	—	—	—
Intercompany transfers (to) from subsidiaries		(2,190)	2,190	—	—

Net cash provided by (used for) financing activities	—	(3,460)	3,070	—	(390)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(220)	930	—	710
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$330	$5,180	$—	$5,510

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

Introduction

        We are an industrial manufacturer and distributor of highly engineered products serving focused markets in a diverse range of commercial, industrial and consumer applications. We have five reportable segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. In reviewing our financial results, consideration should be given to certain critical events, particularly our acquisitions and consolidation, integration and restructuring efforts in several of our business operations.

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions have persisted during the first three months of 2009, resulting in reductions in sales and earnings from comparable prior periods across all of the Company's reportable segments. We expect that revenue and earnings will continue to trend below historical levels until the current unfavorable economic conditions improve.

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

        There is some seasonality in the businesses within our Recreational Accessories and RV & Trailer Products operating segments, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

        The demand for some of our products, particularly in the Recreational Accessories and RV & Trailer Products segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. Sales and earnings have declined further as a result of the worsening of the global economic conditions in the first quarter of 2009. We expect the current end market conditions in the RV & Trailer Products and Recreational Accessories segments will continue to remain weak and/or decline until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        Recent Consolidation, Integration and Restructuring Activities.    During the past several years, we have undertaken significant consolidation, integration and other cost-savings programs to enhance our efficiency and achieve cost reduction opportunities which exist in our businesses. In addition to major consolidation projects, there have also been a series of ongoing initiatives to eliminate duplicative and excess manufacturing and distribution facilities, sales forces, and back office and other support functions in order to continue to optimize our cost structure in response to competitor actions and market conditions.

        In the fourth quarter of 2008, in response to the deteriorating recent economic conditions, we accelerated our Profit Improvement Plan, which included further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We have also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of our current market environment and to maintain or improve operating margins. We have implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we also have pricing initiatives in place to recover inflationary cost increases and we are continuing actions to leverage our businesses' strong brand names.

        The key element of our Profit Improvement Plan implemented in the first quarter of 2009 was announcing and starting the process to close the Mosinee, WI manufacturing facility, included in our RV & Trailer Products segment, by September 30, 2009. In connection with this planned closure, we will move production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners.

        The aggregate costs of our consolidation, integration and restructuring actions for the three months ended March 31, 2009 and 2008 were $3.9 million and $0.7 million, respectively.

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

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA and cash flows from operating activities for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Net income (loss)	$(3,680)	$7,870
Income tax expense (benefit)	(2,490)	4,480
Interest expense	12,530	14,760
Debt extinguishment costs	510	—
Depreciation and amortization	11,760	10,750

Adjusted EBITDA, total company	$18,630	$37,860
Interest paid	(4,770)	(5,930)
Taxes paid	(2,440)	(2,390)
(Gain) loss on dispositions of property and equipment	(50)	110
Gain on extinguishment of debt	(15,820)	—
Receivables sales and securitization, net	(6,130)	18,830
Net change in working capital	12,380	(38,790)

Cash flows provided by operating activities	$1,800	$9,690

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Facility and business consolidation costs(a)	$40	$720
Business unit restructuring costs(b)	3,820	—

	$3,860	$720

    (a)
    Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

    (b)
    Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current operating segments for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging Systems	$30,250	14.9%	$41,040	15.5%
Energy Products	40,270	19.9%	48,800	18.4%
Industrial Specialties	41,740	20.6%	53,470	20.2%
RV & Trailer Products	35,090	17.3%	50,670	19.2%
Recreational Accessories	55,360	27.3%	70,610	26.7%

Total	$202,710	100.0%	$264,590	100.0%

Gross Profit:
Packaging Systems	$10,090	33.4%	$13,960	34.0%
Energy Products	9,970	24.8%	14,530	29.8%
Industrial Specialties	10,680	25.6%	15,840	29.6%
RV & Trailer Products	4,400	12.5%	9,070	17.9%
Recreational Accessories	10,700	19.3%	16,530	23.4%

Total	$45,840	22.6%	$69,930	26.4%

Selling, General and Administrative:
Packaging Systems	$4,750	15.7%	$5,400	13.2%
Energy Products	6,440	16.0%	6,610	13.5%
Industrial Specialties	4,340	10.4%	4,670	8.7%
RV & Trailer Products	6,580	18.8%	6,300	12.4%
Recreational Accessories	11,870	21.4%	13,800	19.5%
Corporate expenses	7,560	N/A	5,220	N/A

Total	$41,540	20.5%	$42,000	15.9%

Operating Profit:
Packaging Systems	$5,400	17.9%	$8,610	21.0%
Energy Products	3,520	8.7%	7,910	16.2%
Industrial Specialties	6,330	15.2%	11,160	20.9%
RV & Trailer Products	(2,190)	-6.2%	2,750	5.4%
Recreational Accessories	(1,160)	-2.1%	2,630	3.7%
Corporate expenses	(7,560)	N/A	(5,220)	N/A

Total	$4,340	2.1%	$27,840	10.5%

Adjusted EBITDA:
Packaging Systems	$8,640	28.6%	$12,050	29.4%
Energy Products	4,280	10.6%	8,630	17.7%
Industrial Specialties	7,980	19.1%	12,640	23.6%
RV & Trailer Products	440	1.3%	4,530	8.9%
Recreational Accessories	900	1.6%	5,050	7.2%
Corporate (expenses) income	7,630	N/A	(6,120)	N/A

Subtotal from continuing operations	29,870	14.7%	36,780	13.9%

Discontinued operations	(11,240)	N/A	1,080	N/A

Total company	$18,630	9.2%	$37,860	14.3%

  Results of Operations

        The principal factors impacting us during the three months ended March 31, 2009 compared with the three months ended March 31, 2008, were:

  •
  the impact of the current global economic recession, resulting in decreased net sales and earnings across all of our operating segments;

  •
  costs incurred related to our Profit Improvement Plan, primarily in our RV & Trailer Products segment;

  •
  compression of gross profit margins due to sales of higher-cost inventory;

  •
  increases in the value of the U.S. dollar as compared to the currencies in other countries where we operate;

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        Overall, net sales decreased $61.9 million, or approximately 23.4%, for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008. Net sales were unfavorably impacted by approximately $7.1 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies. Packaging Systems' net sales decreased $10.8 million, or approximately 26.3%, primarily as a result of decreases in sales of our ring, lever and closure products and unfavorable currency exchange. Net sales within Energy Products decreased $8.5 million, or 17.5%, primarily as a result of reduced demand for our specialty gaskets due to lower levels of turn-around activity in petrochemical refineries and reduced sales of engine and related components due to lower drilling activity and deferred completion of previously drilled wells. Net sales within Industrial Specialties decreased $11.8 million, or approximately 21.9%, due to the impact of the economic recession on the majority of our businesses in this segment. Net sales within RV & Trailer Products decreased $15.6 million, or approximately 30.7%, as this segment experienced reduced sales across all market channels, due to declining end market demand resulting from the economic slowdown. Recreational Accessories' net sales decreased $15.2 million, or approximately $21.6%, primarily as a result of continued soft demand in our installer and distributor customer groups, which were partially offset by increases in retail sales as a result of new customers and significant additional products sold at a current customer.

        Gross profit margin (gross profit as a percentage of sales) approximated 22.6% and 26.4% for the three months ended March 31, 2009 and 2008, respectively. Packaging Systems' gross profit margin decreased to 33.4% for the three months ended March 31, 2009, from 34.0% for the three months ended March 31, 2008, primarily due to the reduction in sales volumes and unfavorable currency exchange. Energy Products' gross profit margin decreased to 24.8% for the three months ended March 31, 2009, from 29.8% for the three months ended March 31, 2008, due to lower sales volumes, higher commodity and sourced component costs and lower absorption of fixed costs. Gross profit margin within Industrial Specialties decreased to 25.6% for the three months ended March 31, 2009, from 29.6% in the three months ended March 31, 2008, due principally to lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs. RV & Trailer Products' gross profit margin decreased to 12.5% for the three months ended March 31, 2009, from 17.9% for the three months ended March 31, 2008, due to lower sales volumes, sales of higher-cost inventory, lower absorption of fixed costs and costs incurred in connection with the planned closure of the Mosinee, WI facility. Recreational Accessories' gross profit margin decreased to 19.3% for the three months ended March 31, 2009, from 23.4% for the three months ended March 31, 2008, primarily due to lower sales volumes and sales of higher-cost inventory.

        Operating profit margin (operating profit as a percentage of sales) approximated 2.1% and 10.5% for the three months ended March 31, 2009 and 2008, respectively. Operating profit decreased

$23.4 million, or 84.4%, to $4.3 million for the three months ended March 31, 2009, from $27.8 million for the three months ended March 31, 2008. Packaging Systems' operating profit margin was 17.9% and 21.0% in the three months ended March 31, 2009 and 2008, respectively. Operating profit decreased $3.2 million, or approximately 37.3%, for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, due to the lower sales volumes and unfavorable currency exchange, which were partially offset by lower selling, general and administrative expenses in response to the lower sales volumes. Energy Products' operating profit margin was 8.7% and 16.2% for the three months ended March 31, 2009 and 2008, respectively. Operating profit decreased $4.4 million, or approximately 55.5%, for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, due primarily to lower sales levels in our both our specialty gasket and engine businesses. Industrial Specialties' operating profit margin was 15.2% and 20.9% for the three months ended March 31, 2009 and 2008, respectively. Operating profit decreased $4.8 million, or approximately 43.3%, for the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, due primarily to lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs, which were partially offset by reduced discretionary spending in selling, general and administrative expenses in light of the reduced sales volumes. RV & Trailer Products' operating profit (loss) margin declined to (6.2%) for the quarter ended March 31, 2009, from 5.4% for the quarter ended March 31, 2008. Operating profit decreased $4.9 million in the three months ended March 31, 2009, as compared with the three months ended March 31, 2008, due primarily to lower sales volumes, unfavorable currency exchange and costs incurred in connection with the closure of the Mosinee, WI facility. Recreational Accessories' operating profit margin was (2.1%) and 3.7% in the three months ended March 31, 2009 and 2008, respectively. Operating profit decreased $3.8 million in the three months ended March 31, 2009, compared with the three months ended March 31, 2008, primarily due to the lower sales volumes and sales of higher-cost inventory, which were partially offset by cost savings realized in connection with our Profit Improvement Plan.

        Adjusted EBITDA margin (Adjusted EBITDA as a percentage of sales) approximated 14.7% and 13.9% for the three months ended March 31, 2009 and 2008, respectively. Adjusted EBITDA decreased $7.0 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. After consideration of the $15.8 million gross gain on extinguishment of debt, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Packaging Systems.    Net sales decreased approximately $10.8 million, or 26.3%, to $30.2 million in the three months ended March 31, 2009, as compared to $41.0 million in the three months ended March 31, 2008. Overall, sales decreased approximately $2.9 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $1.9 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, due primarily to increased sales into the pharmaceutical, personal care and food industries. Sales of our industrial closures, rings and levers decreased by approximately $9.8 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of the general economic slowdown.

        Packaging Systems' gross profit decreased approximately $3.9 million to $10.1 million, or 33.4% of sales, in the three months ended March 31, 2009, as compared to $14.0 million, or 34.0% of sales, in the three months ended March 31, 2008. The decrease in gross profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange.

        Packaging Systems' selling, general and administrative expenses decreased $0.7 million to $4.7 million, or 15.7% of sales, in the three months ended March 31, 2009, as compared to $5.4 million, or 13.2% of sales, in the three months ended March 31, 2008. Selling, and general and administrative cost reductions plans have been implemented to better align our fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging Systems' operating profit decreased $3.2 million to $5.4 million, or 17.9% of sales, in the three months ended March 31, 2009, as compared to $8.6 million, or 21.0% of sales, in three months ended March 31, 2008. The decrease in operating profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, which were partially offset by reduced selling, general and administrative costs associated with our cost reduction plans.

        Packaging Systems' Adjusted EBITDA decreased $3.4 million to $8.6 million, or 28.6% of sales, in the three months ended March 31, 2009, as compared to $12.0 million, or 29.4% of sales, in the three months ended March 31, 2008, consistent with the change in operating profit between years.

        Energy Products.    Net sales for the three months ended March 31, 2009 decreased $8.5 million, or 17.5%, to $40.3 million, as compared to $48.8 million in the three months ended March 31, 2008. Sales of specialty gaskets and related fastening hardware decreased approximately $4.7 million as a result of reduced levels of turn-around activity at petrochemical refineries and decreased sales demand from the chemical industry, as customers are deferring maintenance and new programs that require our replacement and specialty gaskets and hardware. Sales of slow speed and compressor engines and related products decreased by approximately $3.8 million, due to a reduction of drilling activity in North America and customers deferring completion of previously drilled wells.

        Gross profit within Energy Products decreased $4.5 million to $10.0 million, or 24.8% of sales, in the three months ended March 31, 2009, as compared to $14.5 million, or 29.8% of sales, in the three months ended March 31, 2008. Gross profit decreased approximately $2.5 million as a result of the reduction in sales levels between years. In addition, gross profit decreased as a result of higher commodity and sourced component costs in 2009 than in 2008 and lower absorption of fixed costs as a result of the lower sales volumes.

        Selling, general and administrative expenses within Energy Products decreased $0.2 million to $6.4 million, or 16.0% of net sales, in the three months ended March 31, 2009, as compared to $6.6 million, or 13.5% of net sales, in the three months ended March 31, 2008. This decrease was primarily due to reduced sales commissions and reductions in discretionary spending, in an effort to keep spending in line with the reduced sales volumes.

        Overall, operating profit within Energy Products decreased $4.4 million to $3.5 million, or 8.7% of sales, in the three months ended March 31, 2009, as compared to $7.9 million, or 16.2% of sales, in the three months ended March 31, 2008, due principally to lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs, which were partially offset by reductions in discretionary spending in light of the lower sales volumes.

        Energy Products' Adjusted EBITDA decreased $4.3 million to $4.3 million, or 10.6% of sales, in the three months ended March 31, 2009, as compared to $8.6 million, or 17.7% of sales, in the three months ended March 31, 2008, consistent with the decrease in operating profit between years.

        Industrial Specialties.    Net sales for the three months ended March 31, 2009 decreased $11.8 million, or 21.9%, to $41.7 million, as compared to $53.5 million in the three months ended March 31, 2008. Sales in our defense business doubled in the first quarter of 2009 as compared to the first quarter of 2008, primarily due to revenue associated with managing the relocation and closure of the defense facility. Sales in our aerospace business remained approximately flat, as we continued to benefit from market share gains and increased content on the aircraft in spite of reduced market demand and deferral of orders by certain customers in light of the current economic environment. Sales in our industrial cylinder and precision cutting tools businesses decreased by 42% and 26%, respectively, due primarily to the current economic downturn, which has significantly impacted industrial companies. Sales within our specialty fittings business declined approximately 46% in the first three months of 2009 as compared to the first three months of 2008 due to further weak domestic automotive market demand. Finally, sales in our medical device business decreased approximately 65% due to certain contract manufacturing awards that did not recur in the first quarter of 2009.

        Gross profit within Industrial Specialties decreased $5.2 million to $10.7 million, or 25.6% of sales, in the three months ended March 31, 2009, from $15.8 million, or 29.6% of sales, in the three months ended March 31, 2008. Gross profit decreased approximately $3.5 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by sales of higher-cost inventory, primarily related to steel, in excess of the businesses' ability to secure price increases and lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased $0.4 million to $4.3 million, or 10.4% of sales, in the three months ended March 31, 2009, as compared to $4.7 million, or 8.7% of sales, in the three months ended March 31, 2008 due primarily to reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Industrial Specialties' decreased $4.9 million to $6.3 million, or 15.2% of sales, in the three months ended March 31, 2009, as compared to $11.2 million, or 20.9% of sales, in the three months ended March 31, 2008, primarily due lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs, which were partially offset by reduced selling, general and administrative expenses.

        Industrial Specialties' Adjusted EBITDA decreased $4.6 million to $8.0 million, or 19.1% of sales, in the three months ended March 31, 2009, as compared to $12.6 million, or 23.6% of sales, in the three months ended March 31, 2008, consistent with the decrease in operating profit between years.

        RV & Trailer Products.    Net sales decreased $15.6 million to $35.1 million in the three months ended March 31, 2009, as compared to $50.7 million in the three months ended March 31, 2008. Net sales were unfavorably impacted by approximately $3.8 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of a weaker Australian dollar. Our North American sales decreased approximately $9 million from prior year levels due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions. Sales in our Australian business also decreased as customers reduced their inventory carrying levels in response to softer end market demand and overall economic uncertainty.

        RV & Trailer Products' gross profit decreased $4.7 million to $4.4 million, or 12.5% of sales, in the three months ended March 31, 2009, from approximately $9.1 million, or 17.9% of sales, in the three months ended March 31, 2008. Of the decline in gross profit between years, approximately $2.8 million is attributed to the decline in sales between periods and $0.7 million is attributed to unfavorable currency exchange. The remaining decrease in gross profit was due to sales of higher-cost inventory in excess of the businesses' ability to secure price increases, lower absorption of fixed costs as a result of lower production and/or sales levels and accelerated depreciation expense related to machinery and equipment in our Mosinee, WI manufacturing facility that will no longer be utilized following the closure of the facility in September 2009.

        Selling, general and administrative expenses increased $0.3 million to $6.6 million, or 18.8% of sales, in the three months ended March 31, 2009, as compared to $6.3 million, or 12.4% of sales, in the three months ended March 31, 2008, due primarily to severance charges of approximately $1.6 million associated with the involuntary termination of employees located at our Mosinee, WI manufacturing facility which will be closed by September 2009. This increase was mostly offset by reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan.

        RV & Trailer Products' operating profit (loss) declined $4.9 million, to approximately ($2.2) million, or (6.2%) of sales, in the three months ended March 31, 2009, from $2.8 million, or 5.4% of net sales, in the three months ended March 31, 2008. The decline in operating profit between years was primarily due to lower sales volumes, unfavorable foreign currency exchange, sales of higher-cost inventory, lower absorption of fixed costs and costs associated with the closure of the Mosinee, WI manufacturing facility, which were partially offset by cost reductions as part of the Profit Improvement Plan.

        RV & Trailer Products' Adjusted EBITDA decreased $4.1 million to $0.4 million, or 1.3% of sales, for the three months ended March 31, 2009, from $4.5 million, or 8.9% of sales, for the three months ended March 31, 2008. In the three months ended March 31, 2009, RV & Trailer Products recognized approximately $0.2 million of gains on transactions denominated in foreign currencies, as compared to approximately $0.2 million of losses on transactions denominated in foreign currencies in the three months ended March 31, 2008. After consideration of these changes in foreign currency gains and losses and the $0.5 million accelerated depreciation incurred in the first quarter of 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility, the change in Adjusted EBITDA is consistent with the decline in operating profit between years.

        Recreational Accessories.    Net sales decreased $15.2 million to $55.4 million in the three months ended March 31, 2009, as compared to $70.6 million in the three months ended March 31, 2008. This decrease is primarily due to an approximate $15.5 million decline in sales across the majority of the U.S. market channels, most notably in the recreational vehicle wholesale/distributor channel, due primarily to the uncertain economic conditions and reduced discretionary spending. Sales within our retail business increased $0.3 million between years, primarily as a result of a one-time inventory pipeline fill for new products sold to a significant customer and several new customers gained in the first quarter of 2009, which were partially offset by reduced sales volumes to other existing customers due to the economic uncertainty.

        Recreational Accessories' gross profit decreased $5.8 million to $10.7 million, or 19.3% of sales, in the three months ended March 31, 2009, from approximately $16.5 million, or 23.4% of sales, in the three months ended March 31, 2008. Of the decline in gross profit between years, approximately $3.6 million was attributed to the decline in sales between periods. The remaining decrease in gross profit was due to sales of higher-cost inventory in excess of the businesses' ability to secure price increases.

        Recreational Accessories' selling, general and administrative expenses decreased $1.9 million to $11.9 million, or 21.4% of sales, in the three months ended March 31, 2009, as compared to $13.8 million, or 19.5% of sales, in the three months ended March 31, 2008. The decrease in selling, general and administrative expenses is due to further reductions in salaries, selling and distribution expenses in our towing business in connection with our Profit Improvement Plan.

        Recreational Accessories' operating profit decreased $3.8 million to a an operating loss of approximately $1.2 million, or (2.1%) of sales, in the three months ended March 31, 2009, from an operating profit of $2.6 million, or 3.7% of sales, in the three months ended March 31, 2008. The decrease in operating profit between years was primarily the result of the lower sales volumes and sales of higher-cost inventory, which were partially offset by cost savings realized associated with our Performance Improvement Plan.

        Recreational Accessories' Adjusted EBITDA decreased $4.1 million to $0.9 million, or 1.6% of sales, for the three months ended March 31, 2009, from $5.0 million, or 7.2% of sales, for the three months ended March 31, 2008, consistent with the decrease in operating profit between years.

        Corporate Expenses.    Corporate expenses and management fees included in operating profit (loss) and Adjusted EBITDA consist of the following:

	Three months ended March 31,
	2009	2008
	(in millions)
Corporate operating expenses	$2.9	$2.9
Employee costs and related benefits	4.7	2.3

Corporate expenses—operating profit	$7.6	$5.2
Receivables sales and securitization expenses	0.8	1.0
Gain on extinguishment of debt	(15.8)	—
Other, net	(0.2)	(0.1)

Corporate expenses (income)—Adjusted EBITDA	$(7.6)	$6.1

        Corporate expenses increased approximately $2.4 million to $7.6 million for the three months ended March 31, 2009, from $5.2 million for the three months ended March 31, 2008. The increase between years is primarily attributed to the severance arrangement associated with the termination of our former chief executive officer in January 2009. In addition, during the first quarter of 2009, we retired approximately $31.8 million face value of our senior subordinated notes, resulting in a net gain of approximately $15.3 million after considering non-cash debt extinguishment costs of $0.5 million.

        Interest Expense.    Interest expense decreased approximately $2.2 million, to $12.5 million, for the three months ended March 31, 2009, as compared to $14.7 million for the three months ended March 31, 2008. The decrease in interest expense is primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings to approximately 4.1% during the first quarter 2009, from approximately 6.1% during the first quarter of 2008,. Our weighted- average U.S. borrowings remained relatively flat at approximately $310 million despite the fact that we utilized our revolving credit facility as our primary source to fund operations in the first quarter of 2009 (as it was our lowest cost source of borrowings at that time), as compared to utilizing our securitization facility as the primary source of operational funding in the first quarter of 2008 due to its lower cost in 2008. The remainder of the difference is attributable to reduced interest expense related to our senior subordinated notes, as we retired approximately $39.8 million between December 2008 and the first quarter of 2009.

        Other Expense, Net.    Other expense, net decreased approximately $0.5 million, to $0.7 million for the three months ended March 31, 2009, as compared to $1.2 million for the three months ended March 31, 2008. In the first quarter of 2009, we incurred approximately $0.3 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and incurred approximately $0.4 million in connection with the renewal of the facility. In the first quarter of 2008, we incurred approximately $0.7 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and incurred approximately $0.3 million in connection with the renewal of the facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended March 31, 2009 and 2008.

        Income Taxes.    The effective income tax rates for the three months ended March 31, 2009 and 2008 were 37% and 36%, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our N.I. Industries property management line of business, which is currently held for sale, and our specialty tapes and laminates business, which was sold in February 2009. Loss from discontinued operations, net of income tax benefit, was $7.7 million for the three months ended March 31, 2009, as compared to income from discontinued operations, net of income tax expense, of $0.3 million for the three months ended March 31, 2008. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the three months ended March 31, 2009 was approximately $1.8 million, as compared to $9.7 million for the three months ended March 31, 2008. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  For the three months ended March 31, 2009, the Company used $9.4 million of cash, based on the reported net loss from operations and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, depreciation and amortization, changes in deferred taxes, debt extinguishments and stock compensation. For the three months ended March 31, 2008, the Company generated $19.6 million in cash flows based on the reported net income from operations of $7.9 million and after considering the of non-cash impacts related to depreciation, amortization, and other non-cash items.

  •
  For the three months ended March 31, 2009, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $6.1 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first three months of 2009, we relied primarily on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs as it was our lowest cost source of borrowings. For the three months ended March 31, 2008, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash source of approximately $18.8 million. During the first three months of 2008, we relied primarily on our receivables securitization facility as the primary source of funding working capital requirements and ordinary course needs as it was our lowest cost source of borrowings at that time.

  •
  Increases in accounts receivables resulted in a use of cash of approximately $2.6 million and $34.9 million for the three months ended March 31, 2009 and 2008, respectively. As compared to first quarter 2008, first quarter 2009 sales decreased approximately 24%, and the level of accounts receivable at March 31, 2009 declined a comparable amount, resulting in a much lesser use of cash.

  •
  For the three months ended March 31, 2009, we reduced our investment in inventory consistent with our management strategy to improve inventory turns and to better align inventory levels with end market demand, which resulted in a cash source of approximately $18.1 million. For the three months ended March 31, 2008, we used approximately $1.8 million of cash relative to our investment in inventory.

  •
  For the three months ended March 31, 2009, accounts payable and accrued liabilities resulted in a net source of cash of $1.2 million, as compared to a net source of cash of $6.4 million for the three months ended March 31, 2008.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $1.7 million for each of the three months ended March 31, 2009 and 2008, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

        Net cash provided by investing activities for the three months ended March 31, 2009 was approximately $17.4 million, as compared to net cash used of $8.6 million for the three months ended March 31, 2008. During the first quarter 2009, we generated approximately $20.7 million of cash, primarily due to the sale of our specialty laminates business. We also incurred approximately $3.3 million in capital expenditures to support our growth initiatives. During the first quarter of 2008, our investing activities used cash of approximately $8.6 million. We paid approximately $2.4 million for the acquisition of Parkside Towbars, net of cash acquired, and incurred approximately $6.2 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities for the three months ended March 31, 2009 was approximately $18.6 million, as compared to approximately $0.4 million for the three months ended March 31, 2008. During the first quarter of 2009, we used $16.0 million of available cash to retire $31.8 million face value of our 9 7/8% senior subordinated notes due 2012 via open market purchases. As previously noted, during first quarter 2009, we significantly increased use of our revolving credit facility as the primary source of funding our working capital requirements as it was our lowest cost source of borrowing, as compared to first quarter 2008, when we relied more heavily on our securitization facility. On a net basis, we reduced amounts outstanding on our revolving credit facilities at March 31, 2009 approximately $1.8 million from yearend. In first quarter 2008, amounts outstanding on our revolving credit facilities at March 31, 2008 increased approximately $1.7 million from yearend.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility, of which $7.5 million was outstanding at March 31, 2009. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios are the leverage ratio and interest expense ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 4.02 to 1.00 at March 31, 2009. Our permitted interest expense ratio under our amended and restated credit agreement is 2.10 to 1.00 for January 1, 2009 to June 30, 2009, 2.20 to 1.00 for July 1, 2009 to December 31, 2009, 2.30 to 1.00 for January 1, 2010 to December 31, 2010, 2.40 to 1.00 for January 1, 2011 to September 30, 2011 and 2.50 to 1.00 for October 1, 2011 and thereafter. Our actual interest expense ratio was 2.82 to 1.00 at March 31, 2009. At March 31, 2009, we were in compliance with our financial covenants.

        The following are the reconciliations of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, and interest expense, as reported, to Consolidated

Cash Interest Expense, both as defined in our credit agreement as in effect on March 31, 2009, for the twelve month period ended March 31, 2009.

	Year Ended December 31, 2008	Less: Three Months Ended March 31, 2008	Add: Three Months Ended March 31, 2009	Twelve Months Ended March 31, 2009
	(dollars in thousands)
Net income (loss), as reported	$(136,190)	$7,870	$(3,680)	$(147,740)
Bank stipulated adjustments:
Interest expense, net (as defined)	56,060	14,760	12,530	53,830
Income tax expense (benefit)(1)	(12,600)	4,490	(2,490)	(19,580)
Depreciation and amortization	44,070	10,750	11,760	45,080
Interest equivalent costs(2)	2,610	740	570	2,440
Non-cash expenses related to stock option grants(3)	1,030	290	30	770
Other non-cash expenses or losses(4)	188,340	540	420	188,220
Non-recurring expenses or costs for cost savings projects(5)	4,250	720	3,500	7,030
Negative EBITDA from discontinued operations(6)	3,660	—	10,000	13,660
Permitted dispositions(7)	180	(790)	890	1,860
Permitted acquisitions(8)	40	40	—	—

Consolidated Bank EBITDA, as defined	$151,450	$39,410	$33,530	$145,570

	March 31, 2009
	(dollars in thousands)
Total long-term debt	$575,170
Aggregate funding under the receivables securitization facility	10,000

Total Consolidated Indebtedness, as defined	$585,170

Consolidated Bank EBITDA, as defined	$145,570

Actual leverage ratio	4.02	x

Covenant requirement	5.00	x

	Year Ended December 31, 2008	Less: Three Months Ended March 31, 2008	Add: Three Months Ended March 31, 2009	Twelve Months Ended March 31, 2009
	(dollars in thousands)
Interest expense, as reported	$56,060	$14,760	$12,530	$53,830
Bank stipulated adjustments:
Interest equivalent costs(2)	2,610	740	570	2,440
Interest income	(720)	(190)	(100)	(630)
Non-cash amounts attributable to amortization of financing costs	(2,630)	(620)	(1,120)	(3,130)
Pro forma adjustment for dispositions	(1,120)	(310)	—	(810)

Total Consolidated Cash Interest Expense, as defined	$54,200	$14,380	$11,880	$51,700

	March 31, 2009
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$145,570
Total Consolidated Cash Interest Expense, as defined	51,700

Actual interest expense ratio	2.82	x

Covenant requirement	2.10	x

(1)
Amount includes tax (expense) benefits associated with discontinued operations.

(2)
Interest-equivalent costs associated with the Company's receivables securitization facility.

(3)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(4)
Principally, non-cash charges associated with tangible and intangible asset impairments, including goodwill.

(5)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $50,000,000 in the aggregate.

(6)
Not to exceed $10,000,000 in any fiscal year; actual amount reported for the three month period ended March 31, 2009 was $10.7 million

(7)
EBITDA from permitted dispositions, as defined.

(8)
EBITDA from permitted acquisitions, as defined.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, (approximately $0.1 million outstanding at March 31, 2009) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $2.0 million outstanding at March 31, 2009) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars (approximately $14.3 million outstanding at March 31, 2009) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost) and we expect to be in compliance with such covenants. In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of March 31, 2009, total borrowings in the amount of $16.4 million were outstanding under these arrangements.

        Another important source of liquidity is our $55.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At March 31, 2009, we had $10.0 million utilized under our accounts receivable facility and available funding of $33.3 million based on eligible receivables.

        At March 31, 2009, our available revolving credit capacity of $150 million under our credit facility is reduced by approximately $31.0 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit and $7.5 million outstanding under our revolving credit facility at March 31, 2009, we had $111.5 million of revolving credit capacity available, in addition to $33.3 million of available liquidity under our accounts receivable securitization facility discussed above. However, after consideration of our leverage covenant, we had aggregate available funding under our accounts receivable facility and our revolving credit and receivables securitization facilities of $142.7 million at March 31, 2009.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $31.0 million in letters of credit outstanding related thereto, is approximately $119.0 million, while our available liquidity under our accounts receivable securitization facility ranges from $39 million to $49 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under the credit and securitization facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Recreational Accessories and RV & Trailer Products operating segments. Sales of towing and trailering products within these segments are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any material seasonal fluctuation in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our credit and securitization facilities.

        Cash management related to our credit and securitization facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter, and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our credit and securitization facilities of $142.7 million at March 31, 2009, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $297.4 million (face value) 9 7/8% senior subordinated notes (the "Notes") outstanding at March 31, 2009, due in 2012. During the first quarter 2009, we retired $31.8 million face value of Notes via open market purchases. We may choose to repurchase Notes via open market or in privately negotiated transactions on terms we believe favorable. These transactions may be effected for cash (from cash and cash equivalents, borrowings under our credit facility, or proceeds from sale of debt or equity securities), in exchange for common stock, or a combination of both. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in aggregate, be material.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 9, "Long-term Debt," to the accompanying consolidated financial statements as of March 31, 2009. In

April 2008, we entered into an interest rate swap agreement to fix the LIBOR- based variable portion of our interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. In January 2009, the Company entered into two new interest rate swap agreements to fix the LIBOR-based variable portion of its interest rate on $75.0 million notional amount of its term loan facility at 1.39% and $125 million notional amount of its term loan facility at 1.91%. The $75.0 million notional amount interest rate swap commences in January 2009 and extends through January 2011. The $125.0 million notional amount interest rate swap commences in October 2009 and extends through July 2011. These interest rate swaps are designated as cash flow hedges under SFAS No. 133 whereby the effective portion of the hedge gains and losses are deferred as changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuations in the LIBOR. The cumulative fair value of the swaps was a liability of $2.8 million at March 31, 2009.

        Based on variable rate-based borrowings outstanding at March 31, 2009, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $0.8 million annually.

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

Common Stock

        Our common stock is listed on the NYSE, which requires us to continue to meet certain listing standards, including standards related to our shareholders' equity (e.g., minimum shareholders' equity of $75 million). On March 12, 2009, we were notified by NYSE Regulation, Inc. that we were not in compliance with one of the continued listing standards of the NYSE because over a 30 day-trading period our total market capitalization was less than $75 million and our most recently reported stockholders' equity was less than $75 million. In accordance with the NYSE's continued listing criteria, we submitted a cure plan to the NYSE on April 27, 2009, demonstrating how we plan to cure this deficiency and, if acceptable to the NYSE, we will have 18 months in which to restore our shareholders' equity above the $75 million threshold or our common stock will be de-listed from the NYSE. This plan will build upon the Company's most recent earnings materials reflecting its continued capacity to improve its balance sheet, while supporting its business initiatives to improve profitability and generate strong cash flow. During that timeframe, the NYSE will continually monitor our performance under that plan and can start the delisting process if at any time it decides that we are not meeting objectives that are set forth in such plan.

Off-Balance Sheet Arrangements

        The Company is party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). On February 13, 2009, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a 364-day term, committed funding of up to $55.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 4.5%. TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $55.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At March 31, 2009, we had $10.0 million utilized and $33.3 million available under this facility based on eligible receivables and before consideration of leverage restrictions.

        The facility is subject to customary termination events, including, but not limited to, breach of representations or warranties, the existence of any event that materially adversely affects the collectability of receivables or performance by a seller and certain events of bankruptcy or insolvency. The facility expires in February 2010. In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our available liquidity capacity.

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 27, 2009, Standard & Poor's reaffirmed its ratings on our credit facilities, corporate credit and senior subordinated notes ratings of BB-, B+ and B- respectively, but revised its outlook to negative from stable. On December 16, 2008, Moody's affirmed our corporate family and probability of default ratings at B2 but downgraded the rating of our senior secured credit to Ba3 from Ba2 and the rating for our senior subordinated notes to Caa1 from B3. The outlook is stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

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

        Although we anticipate 2009 will be challenging year, we believe that our profit improvement plan to aggressively restructure certain of our businesses and initiate cost reductions in other businesses will help compensate for lost profitability due to weak end market demand. We are also focused on liquidity actions to improve our balance sheet and have implemented or plan to implement the following actions to improve liquidity including:

  •
  Closed on the sale of our specialty tapes and laminates business in February 2009, generating $21 million cash proceeds;

  •
  Successfully renewed our receivables securitization facility which provides committed funding of up to $55 million;

  •
  We may choose to transact additional purchases of our Notes via open market transactions on terms we believe are favorable. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets;

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

Impact of New Accounting Standards

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. This new standard will only affect disclosures and will have no impact on our consolidated financial statements.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosure about Postretirement Benefit Plan Assets," which amends FASB Statement 132(R) to require more detailed disclosures about employers' pension plan assets. New disclosures will include additional information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard will only affect disclosures and will have no impact on our consolidated financial statements. This statement is effective for fiscal years ending after December 15, 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 to provide users of financial statements with an enhanced understanding of derivative instruments, how they are accounted for and their impact on a company's financial position and performance. We adopted SFAS No. 161 in the first quarter of 2009, expanding our disclosures regarding derivative instruments in Note 10 in the consolidated financial statements herein.

        In December 2007, the Financial Accounting Standards Board issued SFAS No. 141(R), "Business Combinations," which revises the current accounting practices for business combinations. Significant changes as a result of issuance of SFAS No. 141(R) include a revised definition of a business, expensing of acquisition-related transaction costs, and a change in how acquirers measure consideration, identifiable assets, liabilities assumed and goodwill acquired in a business combination. We adopted SFAS No. 141(R) in the first quarter of 2009. There is no impact on our current consolidated financial statements as a result of this pronouncement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements," which establishes requirements for identification, presentation and disclosure of noncontrolling interests, to and to account for such non-controlling interests as a separate component of stockholder's equity. We adopted SFAS No. in the first quarter of 2009. There is no impact on our current consolidated financial statements as a result of this pronouncement.

Critical Accounting Policies

        The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3 to our 2008 audited financial statements included in our annual report filed on Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $6.0 million at March 31, 2009. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC.

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

        Goodwill and Indefinite-Lived Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis (on October 1) as required by Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), by comparing the estimated fair value of each of our reporting units to its respective carrying value on our balance sheet. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place as defined in SFAS 142.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, "Long-term Debt," in the notes to the consolidated financial statements for additional information.

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

Evaluation of disclosure controls and procedures

        As of March 31, 2009, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        As of March 31, 2009, we were a party to approximately 777 pending cases involving an aggregate of approximately 7,498 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of our subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under our primary insurance, at the applicable date and for the applicable period:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000
Three months ended March 31, 2009	7,524	55	80	1	$95,000	$656,600

        In addition, we acquired various companies to distribute our products that had distributed gaskets of other manufacturers prior to acquisition. We believe that many of our pending cases relate to locations at which none of our gaskets were distributed or used.

        We may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and we may be subjected to further claims in respect of the former activities of our acquired gasket distributors. We note that we are unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,498 claims pending at March 31, 2009, 139 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 106 of the 139 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 32 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 1 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 110 of the 139 claims sought between $50,000 and $600,000, 28 sought between $1.0 million and $5.0 million and 1 sought over $5.0 million. Solely with respect to punitive damages, 106 of the 139 claims sought between $0 million and $2.5 million, 32 sought between $2.5 million and $5.0 million and 1 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.3 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of asbestos litigation defense and indemnity payments. The coverage in place agreement allocates payment responsibility among the primary carrier, excess carriers and the Company's subsidiary.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1	(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	(l)	Second Amended and Restated By-laws of TriMas Corporation.
4.1	(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2	(a)	Form of note (included as Exhibit 4.1(a) above).
4.3	(a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4	(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5	(c)	Supplemental Indenture dated as of March 4, 2003.
4.6	(d)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7	(e)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8	(p)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1	(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2	(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3	(j)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4	(i)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5	(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6	(w)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.7	(a)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.8	(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.9	(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.10	(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.11	(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.12	(w)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.

10.13	(h)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.14	(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.15	(w)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.16	(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.17	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.18	(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.19	(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.20	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21	(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.23	(d)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.22(e) above).
10.24	(f)	2003 Form of Stock Option Agreement.
10.25	(s)	2008 Annual Value Creation Program.
10.26	(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.27	(g)	Form of Indemnification Agreement.
10.28	(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.29	(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.30	(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.31	(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.32	(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.33	(k)	Management Rights Agreement.
10.34	(t)	Executive Severance/Change of Control Policy.
10.35	(m)	TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.36	(m)	First Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.37	(m)	Second Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.38	(t)	Third Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.39	(t)	Fourth Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan
10.40	(q)	Separation Agreement dated April 10, 2008.

10.41	(r)	Letter Agreement dated April 28, 2008.
10.42	(s)	Letter Agreement dated July 1, 2008.
10.43	(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.44	(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.45	(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46	(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47	(v)	Separation Agreement dated as of January 13, 2009.
10.48	(y)	Separation Agreement dated as of March 5, 2009.
10.49	(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50	(y)	The TriMas Incentive Compensation Plan.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(k)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).

(l)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q Quarterly Report, filed on August 3, 2007 (File No. 333-100351).

(m)
Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).

(n)
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

(x)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on March 6, 2009 (File No. 001-10716).

(y)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on March 10, 2009 (File No. 001-10716).

(z)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2009 (File No. 001-10716).

 Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TriMas Corporation (Registrant)
Date: May 6, 2009	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer