Form 10-Q
period 2009-06-30
TRIMAS CORP
filed 2009-08-05
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 5, 2009, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,578,660 shares.

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

        You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

        We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,360	$3,910
Receivables, net of reserves of approximately $6.4 million and $5.7 million as of June 30, 2009 and December 31, 2008, respectively	111,880	104,760
Inventories	151,080	188,950
Deferred income taxes	16,970	16,970
Prepaid expenses and other current assets	5,280	7,430
Assets of discontinued operations held for sale	2,840	26,200

Total current assets	293,410	348,220
Property and equipment, net	172,070	181,570
Goodwill	195,610	202,280
Other intangibles, net	172,030	178,880
Other assets	15,690	19,270

Total assets	$848,810	$930,220

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$8,880	$10,360
Accounts payable	90,520	111,810
Accrued liabilities	67,000	66,340
Liabilities of discontinued operations	880	1,340

Total current liabilities	167,280	189,850
Long-term debt	528,470	599,580
Deferred income taxes	43,200	51,650
Other long-term liabilities	44,970	34,240

Total liabilities	783,920	875,320

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 33,580,272 shares at June 30, 2009 and 33,620,410 shares at December 31, 2008	330	330
Paid-in capital	527,190	527,000
Accumulated deficit	(504,850)	(510,160)
Accumulated other comprehensive income	42,220	37,730

Total shareholders' equity	64,890	54,900

Total liabilities and shareholders' equity	$848,810	$930,220

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	$208,650	$282,840	$411,360	$547,430
Cost of sales	(159,040)	(206,820)	(315,910)	(401,480)

Gross profit	49,610	76,020	95,450	145,950
Selling, general and administrative expenses	(34,110)	(45,580)	(75,650)	(87,580)
Gain (loss) on dispositions of property and equipment	120	(120)	160	(210)

Operating profit	15,620	30,320	19,960	58,160

Other income (expense), net:
Interest expense	(11,310)	(13,880)	(23,800)	(28,590)
Gain on extinguishment of debt	11,760	—	27,070	—
Other, net	(820)	(1,340)	(1,520)	(2,530)

Other income (expense), net	(370)	(15,220)	1,750	(31,120)

Income from continuing operations before income tax expense	15,250	15,100	21,710	27,040
Income tax expense	(5,940)	(5,410)	(8,340)	(9,740)

Income from continuing operations	9,310	9,690	13,370	17,300
Income (loss) from discontinued operations, net of income tax benefit (expense)	(320)	(240)	(8,060)	20

Net income	$8,990	$9,450	$5,310	$17,320

Earnings per share—basic:
Continuing operations	$0.28	$0.29	$0.40	$0.51
Discontinued operations, net of income tax benefit (expense)	(0.01)	(0.01)	(0.24)	—

Net income per share	$0.27	$0.28	$0.16	$0.51

Weighted average common shares—basic	33,485,317	33,409,500	33,472,481	33,409,500

Earnings per share—diluted:
Continuing operations	$0.28	$0.29	$0.40	$0.51
Discontinued operations, net of income tax benefit (expense)	(0.01)	(0.01)	(0.24)	—

Net income per share	$0.27	$0.28	$0.16	$0.51

Weighted average common shares—diluted	33,656,242	33,445,067	33,532,477	33,448,155

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Six months ended June 30,
	2009	2008
Net income	$5,310	$17,320
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(160)	90
Depreciation	15,510	13,900
Amortization of intangible assets	7,320	7,800
Amortization of debt issue costs	1,160	1,220
Deferred income taxes	1,080	—
Gain on extinguishment of debt	(27,070)	—
Non-cash compensation expense	190	880
Reductions in sale of receivables and receivables securitization	(5,950)	(3,630)
(Increase) decrease in receivables	1,050	(33,290)
Decrease in inventories	41,290	4,950
Decrease in prepaid expenses and other assets	3,940	1,910
Increase (decrease) in accounts payable and accrued liabilities	(12,480)	10,090
Other, net	980	2,020

Net cash provided by operating activities, net of acquisition impact	32,170	23,260

Cash Flows from Investing Activities:
Capital expenditures	(6,420)	(13,530)
Acquisition of businesses, net of cash acquired	—	(6,190)
Net proceeds from disposition of businesses and other assets	22,420	340

Net cash provided by (used for) investing activities	16,000	(19,380)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(1,580)	(2,930)
Proceeds from term loan facilities	—	490
Proceeds from borrowings on revolving credit facilities	508,360	269,200
Repayments of borrowings on revolving credit facilities	(518,330)	(268,580)
Retirement of senior subordinated notes	(35,170)	—

Net cash used for financing activities	(46,720)	(1,820)

Cash and Cash Equivalents:
Increase for the period	1,450	2,060
At beginning of period	3,910	4,800

At end of period	$5,360	$6,860

Supplemental disclosure of cash flow information:
Cash paid for interest	$21,830	$27,100

Cash paid for taxes	$4,310	$5,330

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Six Months Ended June 30, 2009

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900
Comprehensive income:
Net income	—	—	5,310	—	5,310
Foreign currency translation	—	—	—	4,910	4,910
Net losses on derivative instruments (net of tax of $0.2 million) (Note 9)	—	—	—	(420)	(420)

Total comprehensive income					9,800
Non-cash compensation expense	—	190	—	—	190

Balances, June 30, 2009	$330	$527,190	$(504,850)	$42,220	$64,890

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. See Note 11, "Segment Information," for further information on each of the Company's reportable segments.

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

2. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2008, the Company entered into a binding agreement to sell certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging segment. The sale was completed in February 2009 for proceeds of approximately $21.0 million. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During first quarter 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $10.7 million for future lease obligations on the facility, net of estimated sublease recoveries, determined in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        During the fourth quarter of 2007, the Company committed to a plan to sell its property management line of business. Although the business has not yet been sold, the Company continues to actively market the business and has adjusted its sales price expectations, consistent with the changes in the current economic conditions. As such, the Company continues to report the property management business as discontinued operations and assets held for sale for all periods presented.

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net sales	$670	$13,620	$8,800	$28,080

Income (loss) from discontinued operations before income tax expense	$(540)	$(380)	$(13,170)	$30
Income tax (expense) benefit	220	140	5,110	(10)

Income (loss) from discontinued operations, net of income tax expense	$(320)	$(240)	$(8,060)	$20

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Receivables, net	$350	$680
Inventories, net	—	7,750
Prepaid expenses and other assets	—	7,650
Property and equipment, net	2,490	10,120

Total assets	$2,840	$26,200

Accounts payable	$40	$90
Accrued liabilities and other	840	1,250

Total liabilities	$880	$1,340

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin by the third quarter of 2009, moving production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. In connection with this action, the Company recorded a pre-tax charge within its Cequent segment of approximately $1.6 million in the first quarter of 2009, determined in accordance with the provisions of SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charge primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. As of June 30, 2009, the Company had paid approximately $0.3 million of severance benefits, with the remaining $1.3 million expected to be paid by mid 2010.

        The Company also expects to incur a pre-tax non-cash charge of approximately $3.0 million during the first three quarters of 2009 as determined under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," related to accelerated depreciation expense as a

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Mosinee Plant Closure (Continued)

result of shortening the expected useful lives on certain machinery and equipment assets that the Company will no longer utilize following the closure. The Company recorded approximately $1.2 million and $1.7 million, respectively, of accelerated depreciation expense for the machinery and equipment during the three and six months ended June 30, 2009.

        The Company's manufacturing facility in Mosinee is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease use date of the facility.

4. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent	Total
	(dollars in thousands)
Balance, December 31, 2008	$113,760	$44,980	$43,540	$—	$—	$202,280
Purchase accounting adjustments	(740)	(5,990)	(2,410)	—	—	(9,140)
Foreign currency translation and other	2,250	220	—	—	—	2,470

Balance, June 30, 2009	$115,270	$39,210	$41,130	$—	$—	$195,610

        During the second quarter of 2009, the Company identified a balance sheet gross-up of goodwill and deferred tax liabilities in the amount of $9.1 million and $8.5 million, respectively, which were incorrectly established in purchase accounting for business combinations occurring prior to 2004. Management corrected the affected accounts in the second quarter of 2009, which resulted in a non-cash charge to income tax expense of $0.6 million.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Goodwill and Other Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2009 and December 31, 2008 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2009		As of December 31, 2008
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$25,770	$(17,350)	$25,600	$(16,140)
15 – 25 years	154,610	(57,130)	154,610	(53,010)

Total customer relationships	180,380	(74,480)	180,210	(69,150)

Technology and other:
1 – 15 years	25,670	(20,980)	25,570	(19,890)
17 – 30 years	42,210	(15,710)	42,000	(14,700)

Total technology and other	67,880	(36,690)	67,570	(34,590)

Trademark/Trade names (indefinite life)	34,940	—	34,840	—

	$283,200	$(111,170)	$282,620	$(103,740)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.7 million for each of the three months ended June 30, 2009 and 2008, respectively, and $5.3 million for each of the six months ended June 30, 2009 and 2008, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

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

        TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. As of June 30, 2009 and December 31, 2008, the Company's funding under the facility was approximately $10.0 million and $20.0 million, respectively, with an additional $28.2 million and $30.9 million, respectively, available but not utilized. The Company had pledged receivables of approximately $66.3 million and $79.5 million under the program as of June 30, 2009 and December 31, 2008, respectively, which are included in receivables in the accompanying consolidated balance sheet. The net proceeds of sales are less than the face amount of accounts receivable sold by

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Accounts Receivable Securitization (Continued)

an amount that approximates the purchaser's financing costs, including a usage fee (4.50% and 1.05% as of June 30, 2009 and 2008, respectively), a fee on the unused portion of the facility (2.25% and 0.50% as of June 30, 2009 and 2008, respectively), and cost of funds fees (see below), which amounted to a total of $0.3 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations. This facility expires on February 12, 2010.

        The cost of funds fees are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of June 30, 2009 and 2008, the costs of funds fees were based on an average liquidation period of the portfolio of approximately 1.3 months, and an average discount rate of 2.7% and 2.3%, at June 30, 2009 and 2008, respectively.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of June 30, 2009 and December 31, 2008, the Company's funding under these arrangements was approximately $4.1 million and $3.2 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.4% and 2.1%, at June 30, 2009 and 2008, respectively. Costs associated with these transactions were approximately $0.05 million and $0.1 million for the three months ended June 30, 2009 and 2008, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2009 and 2008, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

6. Inventories

        Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Finished goods	$100,530	$119,980
Work in process	17,630	23,250
Raw materials	32,920	45,720

Total inventories	$151,080	$188,950

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Land and land improvements	$2,430	$4,920
Buildings	45,680	44,470
Machinery and equipment	285,220	279,580

	333,330	328,970
Less: Accumulated depreciation	161,260	147,400

Property and equipment, net	$172,070	$181,570

        Depreciation expense was approximately $7.4 million and $6.7 million, and $14.2 million and $13.2 million for the three and six months ended June 30, 2009 and 2008, respectively, of which $6.6 million and $5.6 million, and $12.6 million and $11.1 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.8 million and $1.1 million, and $1.6 million and $2.1 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

8. Long-term Debt

        The Company's long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(dollars in thousands)
U.S. bank debt	$252,850	$262,580
Non-U.S. bank debt and other	18,410	18,220
9 7/8% senior subordinated notes, due June 2012	266,090	329,140

	537,350	609,940
Less: Current maturities, long-term debt	8,880	10,360

Long-term debt	$528,470	$599,580

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

        At June 30, 2009 and December 31, 2008, the Company had $0 and $8.5 million, respectively, outstanding under its revolving credit facility and had an additional $118.9 million and $107.4 million, respectively, of capacity potentially available after giving effect to the $31.1 million and $34.1 million, respectively, letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Long-term Debt (Continued)

Company had approximately $147.1 million and $127.9 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes as of June 30, 2009 and December 31, 2008, respectively.

        The weighted average interest rate on borrowings under the Credit Facility was 3.3% and 5.4% at June 30, 2009 and December 31, 2008, respectively.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $332.6 million and $369.4 million at June 30, 2009 and December 31, 2008, respectively, are presented in the financial information in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at June 30, 2009.

        The Company's term loan facility traded at approximately 89.0% and 58.0% of par value as of June 30, 2009 and December 31, 2008, respectively.

Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At June 30, 2009, the balance outstanding under this arrangement was $0.4 million at an interest rate of 2.0%. At December 31, 2008, the balance outstanding under this agreement was approximately $0.3 million at an interest rate of 3.5%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At June 30, 2009, the balance outstanding under this agreement was $1.9 million at an interest rate of 1.9%. At December 31, 2008, the balance outstanding under this agreement was approximately $2.2 million at an interest rate of 3.6%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At June 30, 2009, the balance outstanding under this agreement was $15.7 million at a weighted average interest rate of 5.8%. At December 31, 2008, the balance outstanding under this agreement was approximately $15.3 million at an interest rate of approximately 5.9%.

Notes

        During the three and six months ended June 30, 2009, the Company utilized approximately $19.1 million and $35.1 million, respectively, of cash on hand to retire $31.4 million and $63.2 million, respectively, of face value 9 7/8% senior subordinated notes due in 2012 (Notes). In connection with these transactions, the Company recorded a net gain in the three and six months ended June 30, 2009 of approximately $11.8 million and $27.1 million, respectively, after considering non-cash debt extinguishment costs of $0.5 million and $1.0 million, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Long-term Debt (Continued)

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2009, the Company was in compliance with all such covenant requirements.

        The Company's senior subordinated notes traded at approximately 86.0% and 51.5% of par value as of June 30, 2009 and December 31, 2008, respectively.

9. Derivative Instruments

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

        In February 2008, the Company entered into an interest rate swap agreement effective April 2008 to fix the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of its term loan facility at 2.73% through October 2009. In January 2009, the Company entered into two additional interest rate swap agreements. The first of these swaps was effective in January 2009 and fixes the LIBOR-based variable portion of the interest rate on $75.0 million notional amount of its term loan facility at 1.39% through January 2011. The second of these swaps is effective in October 2009 and fixes the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of its term loan facility at 1.91% through July 2011. The Company has formally designated these swap agreements as cash flow hedges and expects the hedges to be highly effective in offsetting fluctuations in the designated interest payments resulting from changes in the benchmark interest rate.

        As of June 30, 2009 and December 31, 2008, the fair value carrying amounts of the Company's derivative instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
		(dollars in thousands)
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate contracts	Accrued liabilities	$—	$—	$1,330	$1,160
Interest rate contracts	Other long-term liabilities	—	—	500	—

Total derivatives designated as hedging instruments under SFAS No. 133		$—	$—	$1,830	$1,160

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Derivative Instruments (Continued)

        Activity related to derivative instruments within accumulated other comprehensive income for the three and six months ended June 30, 2009 is summarized as follows:

				Six months ended June 30, 2009
	Three months ended June 30, 2009
					Tax Effect
	Pre-tax	Tax Effect	After-tax	Pre-tax		After-tax
	(dollars in thousands)			(dollars in thousands)
Beginning Balance	$(2,790)	$1,050	$(1,740)	$(1,160)	$440	$(720)
(Gain) loss reclassified from accumulated other comprehensive income into interest expense	620	(230)	390	1,010	(380)	630
Gain (loss) on changes in the fair value of derivative instruments	340	(130)	210	(1,680)	630	(1,050)

Ending Balance	$(1,830)	$690	$(1,140)	$(1,830)	$690	$(1,140)

        Over the next 12 months, the Company expects to reclassify approximately $1.3 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

        The Company accounts for the fair value of financial instruments in accordance with SFAS No. 157, "Fair Value Measurements." The following table provides a summary of the fair values of assets and liabilities as of June 30, 2009:

Description	Frequency	Asset/ (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swap	Recurring	$(1,830)	$—	$(1,830)	$—

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Commitments and Contingencies (Continued)

        As of June 30, 2009, the Company was a party to approximately 805 pending cases involving an aggregate of approximately 7,528 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries.

        The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000
Six months ended June 30, 2009	7,524	158	150	4	$36,688	$1,346,500

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,528 claims pending at June 30, 2009, 120 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 88 of the 120 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 26 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 6 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 91 of the 120 claims sought between $50,000 and $600,000, 23 sought between $1.0 million and $5.0 million and 6 sought over $5.0 million. Solely with respect to punitive damages, 90 of the 120 claims sought between $0 million and $2.5 million, 25 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Commitments and Contingencies (Continued)

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

11. Segment Information

        Effective April 1, 2009, the Company realigned its reportable segments as a result of its recent management reporting and business consolidation changes. The Company previously reported under five segments: Packaging Systems, Energy Products, Industrial Specialties, RV & Trailer Products and Recreational Accessories. Following the realignment, the Company reports the following five segments: Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. All prior period information has been recast to reflect this realignment.

        TriMas groups its operating segments into five reportable segments, as described below. Within these reportable segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

        Packaging—Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets.

        Energy—Engines, engine replacement parts and other well site products for the oil and gas industry as well as metallic and non-metallic industrial gaskets and fasteners for the petroleum refining, petrochemical and other industrial markets.

        Aerospace & Defense—Highly engineered specialty fasteners and screws for the commercial and military aerospace industries and specialty ordnance components for the defense industry.

        Engineered Components—High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, specialty fasteners for the automotive industry, spinal and trauma implant products for the medical industry, and specialty precision tools such as center drills, cutters, end mills, reamers and punches.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Segment Information (Continued)

        Cequent—Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components.

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

        Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Sales
Packaging	$36,150	$44,520	$66,400	$85,560
Energy	34,990	53,160	75,260	101,960
Aerospace & Defense	18,270	21,640	40,470	41,220
Engineered Components	15,700	34,580	35,240	68,470
Cequent	103,540	128,940	193,990	250,220

Total	$208,650	$282,840	$411,360	$547,430

Operating Profit
Packaging	$8,830	$9,620	$14,230	$18,230
Energy	2,660	8,590	6,180	16,500
Aerospace & Defense	6,410	7,050	13,220	13,590
Engineered Components	(470)	4,430	(950)	9,050
Cequent	2,890	8,550	(460)	13,930
Corporate expenses	(4,700)	(7,920)	(12,260)	(13,140)

Total	$15,620	$30,320	$19,960	$58,160

Adjusted EBITDA
Packaging	$11,580	$12,730	$20,220	$24,780
Energy	3,500	9,190	7,780	17,820
Aerospace & Defense	7,010	7,500	14,420	14,480
Engineered Components	600	5,460	1,170	11,120
Cequent	8,160	12,800	9,500	22,380
Corporate (expenses) income	7,250	(8,320)	14,880	(14,440)

Subtotal from continuing operations	38,100	39,360	67,970	76,140
Discontinued operations	(250)	240	(11,490)	1,320

Total company	$37,850	$39,600	$56,480	$77,460

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Segment Information (Continued)

        The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income	$8,990	$9,450	$5,310	$17,320
Income tax expense	5,720	5,270	3,230	9,750
Interest expense	11,590	13,930	24,120	28,690
Debt extinguishment costs	480	—	990	—
Depreciation and amortization	11,070	10,950	22,830	21,700

Adjusted EBITDA, total company	$37,850	$39,600	$56,480	$77,460
Adjusted EBITDA, discontinued operations	(250)	240	(11,490)	1,320

Adjusted EBITDA, continuing operations	$38,100	$39,360	$67,970	$76,140

12. Equity Awards

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

        Information related to stock options at June 30, 2009 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	—	$—
Granted	578,000	1.14
Exercised	—	—
Cancelled	(24,000)	1.01

Outstanding at June 30, 2009	554,000	$1.14	9.6	$1,233,440

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Equity Awards (Continued)

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

        Information related to restricted shares at June 30, 2009 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	160,908	$8.89
Granted	—	—
Vested	(31,101)	6.36
Cancelled	(37,717)	9.31

Outstanding at June 30, 2009	92,090	$9.58	1.5	$310,343

        The Company recognized approximately $0.1 million of stock-based compensation expense related to the 2006 Plan during the three and six months ended June 30, 2009, respectively, and $0.6 million and $0.8 million for the three and six months ended June 30, 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of June 30, 2009 and December 31, 2008, there was approximately $0.3 million and $0.7 million, respectively, of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.2 years and 1.4 years, respectively. As of June 30, 2009, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.7 years.

2002 Plan

        The TriMas Corporation 2002 Long Term Equity Incentive Plan (the "2002 Plan"), provides for the issuance of equity-based incentives in various forms, of which a total of 1,786,123 stock options have been approved for issuance under the Plan. As of June 30, 2009, the Company has 1,341,538 stock options outstanding, each of which may be used to purchase one share of the Company's common stock. The options have a 10-year life and the exercise prices range from $1.01 to $23.00. As of June 30, 2009, 715,731 stock options were exercisable under the 2002 Plan.

        During the first quarter of 2009, the Company granted 552,500 stock options to certain employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have exercise prices ranging from $1.01 to $1.61 and had a weighted-average fair value at grant date of $0.43. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Equity Awards (Continued)

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

        Information related to stock options at June 30, 2009, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,596,213	$20.92
Granted	552,500	1.02
Exercised	—	—
Cancelled	(807,175)	20.20

Outstanding at June 30, 2009	1,341,538	$13.16	6.9	$1,298,500

        The Company recognized approximately $40 thousand and $60 thousand of stock-based compensation expense related to the 2002 Plan during the three and six months ended June 30, 2009, respectively, and $20 thousand and $50 thousand during the three and six months ended June 30, 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of June 30, 2009 and December 31, 2008, there was approximately $0.2 million and $0.07 million, respectively, of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.6 years and 1.4 years, respectively.

        The fair value of options which vested during the three months ended June 30, 2009 and 2008, was $0.03 million and $0.07 million, respectively, and $0.1 million and $0.4 million during the six months ended June 30, 2009 and 2008, respectively.

13. Earnings per Share

        The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted earnings (loss) per share amounts were computed using weighted average shares outstanding for the three and six months ended June 30, 2009 and 2008, respectively. The calculation of diluted earnings (loss) per share included 6,580 and 35,567 restricted shares for the three months ended June 30, 2009 and 2008, respectively, and 16,995 and 38,655 restricted shares for the six

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Earnings per Share (Continued)

months ended June 30, 2009 and 2008, respectively. The calculation of diluted earnings (loss) per share also included 164,345 and 43,001 options to purchase shares of common stock for the three and six months ended June 30, 2009, respectively. Options to purchase 1,728,706 shares of common stock were outstanding at June 30, 2008, but were not included in the calculation of diluted earnings (loss) per share for the three and six months ended June 30, 2008, because to do so would have been anti-dilutive.

14. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2009 and 2008 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(dollars in thousands)				(dollars in thousands)
Service costs	$130	$140	$260	$270	$—	$20	$—	$40
Interest costs	390	420	780	840	20	100	50	210
Expected return on plan assets	(390)	(460)	(770)	(920)	—	—	—	—
Amortization of prior service cost	10	—	10	—	(60)	—	(130)	—
Amortization of net loss	70	80	150	160	—	10	(10)	20

Net periodic benefit cost	$210	$180	$430	$350	$(40)	$130	$(90)	$270

        The Company contributed approximately $0.4 million and $0.8 million to its defined benefit pension plans during the three and six months ended June 30, 2009, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2009.

15. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification ("Codification") will become the single official source of authoritative U.S. generally accepted accounting principles ("GAAP") (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and other literature. The Codification is not intended to change U.S. GAAP, instead simplifying it into one level of authoritative literature in a user-friendly research system, categorized by topic. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not anticipate a significant impact on its current consolidated financial statements as a result of this pronouncement.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. New Accounting Pronouncements (Continued)

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 clarifies the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize these events or transactions in its financial statements and the required disclosures for such events, including the date through with the Company has evaluated subsequent events. The Company adopted SFAS No. 165 in the second quarter of 2009, evaluating events and transactions after the balance sheet date as disclosed in Note 16 herein.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." FSP FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. There is no impact on the Company's current consolidated financial statements as a result of this pronouncement.

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

16. Subsequent Events

        During the third quarter of 2009, the Company acquired approximately $10.0 million face value of its Notes in open market purchase transactions for approximately $8.7 million.

        The Company has evaluated all subsequent events through August 5, 2009, the date on which the financial statements were issued.

17. Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated September 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value), of which approximately $171.2 million has subsequently been retired through June 30, 2009. These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Balance Sheet

(dollars in thousands)

	June 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$1,640	$3,720	$—	$5,360
Trade receivables, net	—	94,940	16,940	—	111,880
Receivables, intercompany	—	—	2,040	(2,040)	—
Inventories	—	129,650	21,430	—	151,080
Deferred income taxes	—	16,150	820	—	16,970
Prepaid expenses and other current assets	—	4,390	890	—	5,280
Assets of discontinued operations held for sale	—	2,840	—	—	2,840

Total current assets	—	249,610	45,840	(2,040)	293,410
Investments in subsidiaries	332,600	98,180	—	(430,780)	—
Property and equipment, net	—	124,410	47,660	—	172,070
Goodwill	—	148,220	47,390	—	195,610
Intangibles and other assets	3,500	180,020	4,200	—	187,720

Total assets	$336,100	$800,440	$145,090	$(432,820)	$848,810

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,740	$6,140	$—	$8,880
Accounts payable, trade	—	75,900	14,620	—	90,520
Accounts payable, intercompany	—	2,040	—	(2,040)	—
Accrued liabilities	1,130	57,850	8,020	—	67,000
Liabilities of discontinued operations	—	880	—	—	880

Total current liabilities	1,130	139,410	28,780	(2,040)	167,280
Long-term debt	266,090	250,500	11,880	—	528,470
Deferred income taxes	3,990	34,570	4,640	—	43,200
Other long-term liabilities	—	43,360	1,610	—	44,970

Total liabilities	271,210	467,840	46,910	(2,040)	783,920

Total shareholders' equity	64,890	332,600	98,180	(430,780)	64,890

Total liabilities and shareholders' equity	$336,100	$800,440	$145,090	$(432,820)	$848,810

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Operations

(dollars in thousands)

	Three Months Ended June 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$166,510	$51,740	$(9,600)	$208,650
Cost of sales	—	(126,620)	(42,020)	9,600	(159,040)

Gross profit	—	39,890	9,720	—	49,610
Selling, general and administrative expenses	(160)	(28,880)	(5,070)	—	(34,110)
Gain on dispositions of property and equipment	—	110	10	—	120

Operating profit (loss)	(160)	11,120	4,660	—	15,620
Other income (expense), net:
Interest expense	(7,130)	(3,950)	(230)	—	(11,310)
Gain on extinguishment of debt	11,760	—	—	—	11,760
Other, net	—	620	(1,440)	—	(820)

Income before income tax expense and equity in net income (loss) of subsidiaries	4,470	7,790	2,990	—	15,250
Income tax expense	(1,390)	(3,520)	(1,030)	—	(5,940)
Equity in net income (loss) of subsidiaries	5,910	1,960	—	(7,870)	—

Income (loss) from continuing operations	8,990	6,230	1,960	(7,870)	9,310
Loss from discontinued operations	—	(320)	—	—	(320)

Net income (loss)	$8,990	$5,910	$1,960	$(7,870)	$8,990

	Three Months Ended June 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$225,490	$71,330	$(13,980)	$282,840
Cost of sales	—	(163,620)	(57,180)	13,980	(206,820)

Gross profit	—	61,870	14,150	—	76,020
Selling, general and administrative expenses	—	(39,680)	(5,900)	—	(45,580)
Gain (loss) on dispositions of property and equipment	—	(150)	30	—	(120)

Operating profit	—	22,040	8,280	—	30,320
Other income (expense), net:
Interest expense	(8,780)	(4,650)	(450)	—	(13,880)
Other, net	—	1,000	(2,340)	—	(1,340)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,780)	18,390	5,490	—	15,100
Income tax (expense) benefit	3,060	(6,780)	(1,690)	—	(5,410)
Equity in net income (loss) of subsidiaries	15,170	3,800	—	(18,970)	—

Income (loss) from continuing operations	9,450	15,410	3,800	(18,970)	9,690
Loss from discontinued operations	—	(240)	—	—	(240)

Net income (loss)	$9,450	$15,170	$3,800	$(18,970)	$9,450

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Operations

(dollars in thousands)

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$335,020	$91,290	$(14,950)	$411,360
Cost of sales	—	(256,560)	(74,300)	14,950	(315,910)

Gross profit	—	78,460	16,990	—	95,450
Selling, general and administrative expenses	(190)	(65,630)	(9,830)	—	(75,650)
Gain on dispositions of property and equipment	—	140	20	—	160

Operating profit (loss)	(190)	12,970	7,180	—	19,960
Other income (expense), net:
Interest expense	(15,470)	(7,860)	(470)	—	(23,800)
Gain on extinguishment of debt	27,070	—	—	—	27,070
Other, net	—	470	(1,990)	—	(1,520)

Income before income tax expense and equity in net income (loss) of subsidiaries	11,410	5,580	4,720	—	21,710
Income tax expense	(3,990)	(2,690)	(1,660)	—	(8,340)
Equity in net income (loss) of subsidiaries	(2,110)	3,060	—	(950)	—

Income (loss) from continuing operations	5,310	5,950	3,060	(950)	13,370
Loss from discontinued operations	—	(8,060)	—	—	(8,060)

Net income (loss)	$5,310	$(2,110)	$3,060	$(950)	$5,310

	Six Months Ended June 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$442,210	$131,220	$(26,000)	$547,430
Cost of sales	—	(324,080)	(103,400)	26,000	(401,480)

Gross profit	—	118,130	27,820	—	145,950
Selling, general and administrative expenses	—	(75,590)	(11,990)	—	(87,580)
Gain (loss) on dispositions of property and equipment	—	(300)	90	—	(210)

Operating profit	—	42,240	15,920	—	58,160
Other income (expense), net:
Interest expense	(17,530)	(10,170)	(890)	—	(28,590)
Other, net		1,630	(4,160)	—	(2,530)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(17,530)	33,700	10,870	—	27,040
Income tax (expense) benefit	6,130	(12,460)	(3,410)	—	(9,740)
Equity in net income (loss) of subsidiaries	28,720	7,460	—	(36,180)	—

Income (loss) from continuing operations	17,320	28,700	7,460	(36,180)	17,300
Income from discontinued operations	—	20	—	—	20

Net income (loss)	$17,320	$28,720	$7,460	$(36,180)	$17,320

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Cash Flows

(dollars in thousands)

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,320)	$34,230	$12,260	$—	$32,170

Cash Flows from Investing Activities:
Capital expenditures	—	(5,390)	(1,030)	—	(6,420)
Net proceeds from disposition of businesses and other assets	—	22,380	40	—	22,420

Net cash provided by (used for) investing activities	—	16,990	(990)	—	16,000

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,300)	(280)	—	(1,580)
Proceeds from borrowings on revolving credit facilities	—	506,720	1,640	—	508,360
Repayments of borrowings on revolving credit facilities	—	(515,200)	(3,130)	—	(518,330)
Retirement of senior subordinated notes	(35,170)	—	—	—	(35,170)
Intercompany transfers (to) from subsidiaries	49,490	(40,140)	(9,350)	—	—

Net cash provided by (used for) financing activities	14,320	(49,920)	(11,120)	—	(46,720)

Cash and Cash Equivalents:
Increase for the period	—	1,300	150	—	1,450
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$1,640	$3,720	$—	$5,360

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Cash Flows

(dollars in thousands)

	Six Months Ended June 30, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(16,680)	$32,200	$7,740	$—	$23,260

Cash Flows from Investing Activities:
Capital expenditures	—	(10,600)	(2,930)	—	(13,530)
Acquisition of businesses, net of cash acquired	—	(3,460)	(2,730)	—	(6,190)
Net proceeds from disposition of businesses and other assets	—	200	140	—	340

Net cash used for investing activities	—	(13,860)	(5,520)	—	(19,380)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,300)	(1,630)	—	(2,930)
Proceeds from term loan facilities	—	—	490	—	490
Proceeds from borrowings on revolving credit facilities	—	263,110	6,090	—	269,200
Repayments of borrowings on revolving credit facilities	—	(263,800)	(4,780)	—	(268,580)
Retirement of senior subordinated notes		—	—	—	—
Intercompany transfers (to) from subsidiaries	16,680	(14,980)	(1,700)	—	—

Net cash provided by (used for) financing activities	16,680	(16,970)	(1,530)	—	(1,820)

Cash and Cash Equivalents:
Increase for the period	—	1,370	690	—	2,060
At beginning of period	—	550	4,250	—	4,800

At end of period	$—	$1,920	$4,940	$—	$6,860

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

Introduction

        We are an industrial manufacturer and distributor of highly engineered products serving focused markets in a diverse range of commercial, industrial and consumer applications. We have five reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. In reviewing our financial results, consideration should be given to certain critical events, particularly our acquisitions and consolidation, integration and restructuring efforts in several of our business operations.

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions have persisted during the first six months of 2009, resulting in reductions in sales and earnings from comparable prior periods across all of the Company's reportable segments. We expect that revenue and earnings will continue to trend below historical levels until the current unfavorable economic conditions improve.

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

        There is some seasonality in the businesses within our Cequent reportable segment, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

        The demand for some of our products, particularly in the Cequent segment, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. Sales and earnings have declined further as a result of the worsening of the global economic conditions in the first half of 2009. We expect the current end market conditions in the Cequent segment will continue to remain weak and/or decline until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        We report shipping and handling expenses, associated with certain businesses within our Cequent segment, for its sales distribution network, as an element of selling, general and administrative expenses in our consolidated statement of operations. As such, gross margins for the Cequent segment may not be comparable to other companies which include all costs related to their distribution network in cost of sales.

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

        The key element of our Profit Improvement Plan implemented during the first six months of 2009 is the restructuring of our legacy towing, trailering and electrical businesses within our Cequent reportable segment into one business, rationalizing facilities and the management team. This restructuring plan includes the previously announced closure of the Mosinee, WI manufacturing facility by September 30, 2009, with the production and distribution functions currently in Mosinee being relocated to lower-cost manufacturing facilities or to third-party sourcing partners.

        During the second quarter of 2008, we incurred approximately $2.3 million of severance and other costs in connection with our restructuring efforts, primarily within our corporate office and included in selling, general and administrative expenses.

        The aggregate costs of our consolidation, integration and restructuring actions for the three months ended June 30, 2009 and 2008 were $2.2 million and $2.3 million, respectively, and $6.0 million and $3.0 million for the six months ended June 30, 2009 and 2008 respectively.

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

        Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting and FASB Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets" (affecting depreciation and amortization expense). Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income	$8,990	$9,450	$5,310	$17,320
Income tax expense	5,720	5,270	3,230	9,750
Interest expense	11,590	13,930	24,120	28,690
Debt extinguishment costs	480	—	990	—
Depreciation and amortization	11,070	10,950	22,830	21,700

Adjusted EBITDA, total company	$37,850	$39,600	$56,480	$77,460
Interest paid	(17,060)	(21,170)	(21,830)	(27,100)
Taxes paid	(1,870)	(2,940)	(4,310)	(5,330)
(Gain) loss on dispositions of property and equipment	(110)	(20)	(160)	90
Gain on extinguishment of debt	(12,240)	—	(28,060)	—
Receivables sales and securitization, net	180	(22,460)	(5,950)	(3,630)
Net change in working capital	23,620	20,560	36,000	(18,230)

Cash flows provided by operating activities	$30,370	$13,570	$32,170	$23,260

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Facility and business consolidation costs(a)	$20	$—	$60	$720
Business unit restructuring costs(b)	2,140	2,260	5,960	2,260

	$2,160	$2,260	$6,020	$2,980

    (a)
    Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

    (b)
    Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current reportable segments for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$36,150	17.3%	$44,520	15.7%
Energy	34,990	16.8%	53,160	18.8%
Aerospace & Defense	18,270	8.8%	21,640	7.7%
Engineered Components	15,700	7.5%	34,580	12.2%
Cequent	103,540	49.6%	128,940	45.6%

Total	$208,650	100.0%	$282,840	100.0%

Gross Profit:
Packaging	$13,260	36.7%	$15,530	34.9%
Energy	8,090	23.1%	15,500	29.2%
Aerospace & Defense	8,580	47.0%	9,570	44.2%
Engineered Components	980	6.2%	6,950	20.1%
Cequent	18,700	18.1%	28,470	22.1%

Total	$49,610	23.8%	$76,020	26.9%

Selling, General and Administrative:
Packaging	$4,590	12.7%	$5,940	13.3%
Energy	5,430	15.5%	6,920	13.0%
Aerospace & Defense	2,170	11.9%	2,500	11.6%
Engineered Components	1,430	9.1%	2,460	7.1%
Cequent	15,790	15.3%	19,840	15.4%
Corporate expenses	4,700	N/A	7,920	N/A

Total	$34,110	16.3%	$45,580	16.1%

Operating Profit:
Packaging	$8,830	24.4%	$9,620	21.6%
Energy	2,660	7.6%	8,590	16.2%
Aerospace & Defense	6,410	35.1%	7,050	32.6%
Engineered Components	(470)	-3.0%	4,430	12.8%
Cequent	2,890	2.8%	8,550	6.6%
Corporate expenses	(4,700)	N/A	(7,920)	N/A

Total	$15,620	7.5%	$30,320	10.7%

Adjusted EBITDA:
Packaging	$11,580	32.0%	$12,730	28.6%
Energy	3,500	10.0%	9,190	17.3%
Aerospace & Defense	7,010	38.4%	7,500	34.7%
Engineered Components	600	3.8%	5,460	15.8%
Cequent	8,160	7.9%	12,800	9.9%
Corporate (expenses) income	7,250	N/A	(8,320)	N/A

Subtotal from continuing operations	38,100	18.3%	39,360	13.9%

Discontinued operations	(250)	N/A	240	N/A

Total company	$37,850	18.1%	$39,600	14.0%

        The following table summarizes financial information for our five current reportable segments for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$66,400	16.1%	$85,560	15.6%
Energy	75,260	18.3%	101,960	18.6%
Aerospace & Defense	40,470	9.8%	41,220	7.5%
Engineered Components	35,240	8.6%	68,470	12.5%
Cequent	193,990	47.2%	250,220	45.7%

Total	$411,360	100.0%	$547,430	100.0%

Gross Profit:
Packaging	$23,350	35.2%	$29,490	34.5%
Energy	18,060	24.0%	30,030	29.5%
Aerospace & Defense	17,680	43.7%	18,480	44.8%
Engineered Components	2,560	7.3%	13,880	20.3%
Cequent	33,800	17.4%	54,070	21.6%

Total	$95,450	23.2%	$145,950	26.7%

Selling, General and Administrative:
Packaging	$9,340	14.1%	$11,340	13.3%
Energy	11,870	15.8%	13,530	13.3%
Aerospace & Defense	4,450	11.0%	4,870	11.8%
Engineered Components	3,490	9.9%	4,760	7.0%
Cequent	34,240	17.7%	39,940	16.0%
Corporate expenses	12,260	N/A	13,140	N/A

Total	$75,650	18.4%	$87,580	16.0%

Operating Profit:
Packaging	$14,230	21.4%	$18,230	21.3%
Energy	6,180	8.2%	16,500	16.2%
Aerospace & Defense	13,220	32.7%	13,590	33.0%
Engineered Components	(950)	-2.7%	9,050	13.2%
Cequent	(460)	-0.2%	13,930	5.6%
Corporate expenses	(12,260)	N/A	(13,140)	N/A

Total	$19,960	4.9%	$58,160	10.6%

Adjusted EBITDA:
Packaging	$20,220	30.5%	$24,780	29.0%
Energy	7,780	10.3%	17,820	17.5%
Aerospace & Defense	14,420	35.6%	14,480	35.1%
Engineered Components	1,170	3.3%	11,120	16.2%
Cequent	9,500	4.9%	22,380	8.9%
Corporate expenses	14,880	N/A	(14,440)	N/A

Subtotal from continuing operations	67,970	16.5%	76,140	13.9%

Discontinued operations	(11,490)	N/A	1,320	N/A

Total company	$56,480	13.7%	$77,460	14.1%

  Results of Operations

        The principal factors impacting us during the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008, were:

  •
  the continued impact of the current global economic recession, resulting in lower sales volumes and reduced earnings across all of our reportable segments;

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Cequent segment;

  •
  compression of gross profit margins in certain of our segments due to lower absorption of fixed costs and, during the first quarter of 2009, sales of higher-cost inventory;

  •
  increases in the value of the U.S. dollar as compared to the currencies in other countries where we operate;

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        Overall, net sales decreased approximately $74.2 million, or approximately 26.2%, for the three months ended June 30, 2009, as compared with the three months ended June 30, 2008. Although a few of our businesses benefitted from new product introductions during the second quarter of 2009, net sales declined in each of our five reportable segments, generally due to lower sales volumes resulting from the current global economic recession. In addition, net sales were unfavorably impacted by approximately $6.7 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 23.8% and 26.9% for the three months ended June 30, 2009 and 2008, respectively, declining primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. In addition, gross profit was negatively impact by approximately $1.8 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Operating profit margin (operating profit as a percentage of sales) approximated 7.5% and 10.7% for the three months ended June 30, 2009 and 2008, respectively. Operating profit decreased approximately $14.7 million, or 48.5%, to $15.6 million for the three months ended June 30, 2009, from $30.3 million for the three months ended June 30, 2008. Consistent with the decrease in gross profit, operating profit also declined primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. However, we did reduce our selling, general and administrative expenses by approximately $11.5 million in the second quarter of 2009 compared to the second quarter of 2008, primarily as a result of realization of savings associated with our Profit Improvement Plan and concerted efforts to reduce discretionary spending in response to the current economic conditions.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 18.3% and 13.9% for the three months ended June 30, 2009 and 2008, respectively. Adjusted EBITDA decreased approximately $1.3 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. After consideration of the $12.3 million gross gain on extinguishment of debt, an increase in depreciation expense of approximately $0.7 million and approximately $0.2 million fewer losses on transactions denominated in foreign currencies, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales decreased approximately $8.4 million, or 18.8%, to $36.1 million in the three months ended June 30, 2009, as compared to $44.5 million in the three months ended June 30, 2008.

Overall, sales decreased approximately $3.1 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $2.9 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, due primarily to increased sales into the personal care markets, pharmaceuticals, and the food industries. Sales of our industrial closures, rings and levers decreased by approximately $8.2 million in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of the continued general economic slowdown.

        Packaging's gross profit decreased approximately $2.3 million to $13.2 million, or 36.7% of sales, in the three months ended June 30, 2009, as compared to $15.5 million, or 34.9% of sales, in the three months ended June 30, 2008. The decrease in gross profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange. Gross profit, as a percentage of net sales, increased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 due to lower costs for certain commodities due to alternate sourcing or improved internal processing.

        Packaging's selling, general and administrative expenses decreased approximately $1.3 million to $4.6 million, or 12.7% of sales, in the three months ended June 30, 2009, as compared to $5.9 million, or 13.3% of sales, in the three months ended June 30, 2008. Discretionary spending has been reduced from second quarter 2008 levels, and additional selling, and general and administrative cost reduction plans have been implemented to better align our fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging's operating profit decreased approximately $0.8 million to $8.8 million, or 24.4% of sales, in the three months ended June 30, 2009, as compared to $9.6 million, or 21.6% of sales, in three months ended June 30, 2008. The decrease in operating profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, which were partially offset by lower steel and resin costs in the second quarter of 2009 as compared to the second quarter of 2008 and reduced selling, general and administrative costs as a result of our cost reduction plans.

        Packaging's Adjusted EBITDA decreased approximately $1.1 million to $11.6 million, or 32.0% of sales, in the three months ended June 30, 2009, as compared to $12.7 million, or 28.6% of sales, in the three months ended June 30, 2008, consistent with the change in operating profit between years.

        Energy.    Net sales for the three months ended June 30, 2009 decreased approximately $18.2 million, or 34.2%, to $35.0 million, as compared to $53.2 million in the three months ended June 30, 2008. Sales of specialty gaskets and related fastening hardware decreased approximately $6.6 million as a result of reduced levels of turn-around activity at petrochemical refineries and decreased sales demand from the chemical industry, as customers are deferring maintenance and new programs that require our replacement and specialty gaskets and hardware. Sales within our engine business decreased by approximately $11.6 million, due to reductions of drilling activity in North America and customers deferring completion of previously drilled wells. In addition, engine sales were very strong in the second quarter of 2008 as compared to historical levels, as single-cylinder engine demand peaked in advance of new emissions law changes, which became effective on July 1, 2008. Sales of compressor products increased slightly, as the Company continues to develop new products to add to its well-site content.

        Gross profit within Energy decreased approximately $7.4 million to $8.1 million, or 23.1% of sales, in the three months ended June 30, 2009, as compared to $15.5 million, or 29.2% of sales, in the three months ended June 30, 2008. Gross profit decreased approximately $5.3 million as a result of the reduction in sales levels between years. The remaining decrease in gross profit is primarily attributable to lower absorption of fixed costs resulting from the decline in sales volumes.

        Selling, general and administrative expenses within Energy decreased approximately $1.5 million to $5.4 million, or 15.5% of net sales, in the three months ended June 30, 2009, as compared to $6.9 million or 13.0% of net sales, in the three months ended June 30, 2008. This decrease was primarily due to reduced sales commissions, reductions in compensation and spending in an effort to keep fixed costs and discretionary spending in line with the reduced sales volumes and due to the impact of the severance charge in the second quarter of 2008 for the separation of the former President of this segment. These decreases were partially offset by the opening of two new branches within our specialty gasket business, one in Salt Lake City, Utah, and one in Rotterdam, Netherlands, in 2009, which increased selling, general and administrative expenses in the second quarter of 2009 by approximately $0.2 million.

        Overall, operating profit within Energy decreased approximately $5.9 million to $2.7 million, or 7.6% of sales, in the three months ended June 30, 2009, as compared to $8.6 million, or 16.2% of sales, in the three months ended June 30, 2008, due principally to lower sales volumes and lower absorption of fixed costs, which were partially offset by reductions in salaries and discretionary spending in light of the lower sales volumes and the impact of the severance charge in the second quarter of 2008 for the separation of the former President of this segment.

        Energy's Adjusted EBITDA decreased $5.7 million to $3.5 million, or 10.0% of sales, in the three months ended June 30, 2009, as compared to $9.2 million, or 17.3% of sales, in the three months ended June 30, 2008, consistent with the decrease in operating profit between years.

        Aerospace & Defense.    Net sales for the three months ended June 30, 2009 decreased approximately $3.4 million, or 15.6%, to $18.2 million, as compared to $21.6 million in the three months ended June 30, 2008. Sales in our aerospace business decreased approximately $2.1 million, primarily due to lower blind-bolt fastener sales resulting from program delays at two commercial airframe manufacturers and inventory reductions by our distribution customers, who are adjusting inventory levels in response to the delayed programs and the current economic uncertainty. This decrease was partially offset by sales of new products of approximately $2.5 million during the second quarter of 2009, which increase our content on certain aircraft. Sales in our defense business decreased approximately $1.3 million. Cartridge case sales declined approximately $2.4 million in the second quarter of 2009 compared to the second quarter of 2008 as our customer had been building its inventory throughout 2008 in advance of the relocation of the facility, which began in late second quarter 2009. The decrease in cartridge case sales was partially offset by an increase of approximately $1.1 million in revenue associated with managing the relocation and closure of the defense facility.

        Gross profit within Aerospace & Defense decreased approximately $1.0 million to $8.6 million, or 47.0% of sales, in the three months ended June 30, 2009, from $9.6 million, or 44.2% of sales, in the three months ended June 30, 2008, due primarily to the decline in sales levels between years. Gross profit, as a percentage of sales, improved during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, due to a more favorable product sales mix.

        Selling, general and administrative expenses decreased approximately $0.3 million to $2.2 million, or 11.9% of sales, in the three months ended June 30, 2009, as compared to $2.5 million, or 11.6% of sales, in the three months ended June 30, 2008 due primarily to reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Aerospace & Defense decreased approximately $0.6 million to $6.4 million, or 35.1% of sales, in the three months ended June 30, 2009, as compared to $7.0 million, or 32.6% of sales, in the three months ended June 30, 2008, primarily due lower sales volumes, which were partially offset by new product sales in our aerospace business, a more favorable product sales mix and reduced discretionary spending in our selling, general and administrative expenses.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $0.5 million to $7.0 million, or 38.4% of sales, in the three months ended June 30, 2009, as compared to $7.5 million, or 34.7% of sales, in the three months ended June 30, 2008, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the three months ended June 30, 2009 decreased approximately $18.9 million, or 54.6%, to $15.7 million, as compared to $34.6 million in the three months ended June 30, 2008. Sales in our industrial cylinder business decreased $14.7 million, as both our domestic DOT cylinder and international ISO cylinder sales have significantly decreased due to the global economic recession. Sales in our precision cutting tools businesses decreased by $1.5 million due primarily to the current economic downturn. Sales within our specialty fittings business declined $1.4 million due to further weak domestic automotive market demand. Finally, sales in our medical device business decreased $1.3 million due to certain contract manufacturing awards that did not recur in the second quarter of 2009.

        Gross profit within Engineered Components decreased approximately $6.0 million to $1.0 million, or 6.2% of sales, in the three months ended June 30, 2009, from $7.0 million, or 20.1% of sales, in the three months ended June 30, 2008. Gross profit decreased approximately $3.8 million as a result of the decline in sales levels between years. The remaining decrease in gross profit was primarily due to lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased approximately $1.0 million to $1.4 million, or 9.1% of sales, in the three months ended June 30, 2009, as compared to $2.4 million, or 7.1% of sales, in the three months ended June 30, 2008 due primarily to reduced sales commissions and discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Engineered Components decreased $4.9 million to a loss of $0.5 million, or (3.0)% of sales, in the three months ended June 30, 2009, as compared to operating profit of $4.4 million, or 12.8% of sales, in the three months ended June 30, 2008, primarily due to lower sales volumes and lower absorption of fixed costs, which were partially offset by reduced sales commissions and discretionary spending in selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA decreased $4.9 million to $0.6 million, or 3.8% of sales, in the three months ended June 30, 2009, as compared to $5.5 million, or 15.8% of sales, in the three months ended June 30, 2008, consistent with the decrease in operating profit between years.

        Cequent.    Net sales decreased approximately $25.4 million to $103.5 million in the three months ended June 30, 2009, as compared to $128.9 million in the three months ended June 30, 2008. Net sales were unfavorably impacted by approximately $3.3 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales in our retail business increased $0.9 million, primarily a as a result of considerable additional business with one large customer and the addition of several new customers during 2009. These gains were partially offset by reduced sales volumes to other existing retail customers due to the economic uncertainty. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) decreased by $20.8 million, due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions. Sales in our Australia/Asia Pacific business decreased approximately $2.2 million, due primarily to decreases in certain original equipment manufacturer revenue and the overall global economic recession.

        Cequent's gross profit decreased approximately $9.8 million to $18.7 million, or 18.1% of sales, in the three months ended June 30, 2009, from approximately $28.5 million, or 22.1% of sales, in the three months ended June 30, 2008. Of the decline in gross profit between years, approximately $5.6 million is attributed to the decline in sales between periods and $0.6 million is attributed to unfavorable currency exchange. The remaining decrease in gross profit was due to lower absorption of fixed costs as a result of lower production and/or sales levels and accelerated depreciation expense related to machinery and equipment in our Mosinee, WI manufacturing facility that will no longer be utilized following the closure of the facility in September 2009.

        Selling, general and administrative expenses decreased approximately $4.0 million to $15.8 million, or 15.3% of sales, in the three months ended June 30, 2009, as compared to $19.8 million, or 15.4% of sales, in the three months ended June 30, 2008. The decrease is primarily due to reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan, as the company reduces its fixed cost structure and minimizes its spending levels in response to the current economic downturn.

        Cequent's operating profit decreased approximately $5.7 million, to approximately $2.9 million, or 2.8% of sales, in the three months ended June 30, 2009, from $8.6 million, or 6.6% of net sales, in the three months ended June 30, 2008. The decline in operating profit between years was primarily due to lower sales volumes, unfavorable foreign currency exchange, lower absorption of fixed costs and accelerated depreciation expense associated with the closure of the Mosinee, WI manufacturing facility, which were partially offset by cost reductions as part of the Profit Improvement Plan.

        Cequent's Adjusted EBITDA decreased approximately $4.6 million to $8.2 million, or 7.9% of sales, for the three months ended June 30, 2009, from $12.8 million, or 9.9% of sales, for the three months ended June 30, 2008. In the three months ended June 30, 2009, Cequent recognized approximately $0.3 million fewer losses on transactions denominated in foreign currencies as compared to the second quarter of 2008. In addition, depreciation expense was approximately $0.6 million higher in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily as a result of accelerated depreciation incurred in the second quarter of 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility. After consideration of these two items, the change in Adjusted EBITDA is consistent with the decline in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended June 30,
	2009	2008
	(in millions)
Corporate operating expenses	$2.6	$3.3
Employee costs and related benefits	2.1	4.6

Corporate expenses—operating profit	$4.7	$7.9
Receivables sales and securitization expenses	0.4	0.6
Gain on extinguishment of debt	(12.3)	—
Depreciation	(0.1)	—
Other, net	—	(0.2)

Corporate expenses (income)—Adjusted EBITDA	$(7.3)	$8.3

        Corporate expenses included in operating profit decreased approximately $3.2 million to $4.7 million for the three months ended June 30, 2009, from $7.9 million for the three months ended June 30, 2008. The decrease between years is primarily attributed to approximately $1.6 million of severance and other costs incurred in connection with our corporate office restructuring in the second quarter of 2008, approximately $0.4 million of lower non-cash equity compensation expense in the three months ended June 30, 2009 compared to the three months ended June 30, 2008, reduced corporate operating expenses due to lower discretionary spending and reduced employee and related benefit costs in 2009 resulting from the 2008 corporate office restructuring. In addition, during the second quarter of 2009, we retired approximately $31.4 million face value of our senior subordinated notes, resulting in a net gain of approximately $11.8 million after considering non-cash debt extinguishment costs of $0.5 million.

        Interest Expense.    Interest expense decreased approximately $2.6 million, to $11.3 million, for the three months ended June 30, 2009, as compared to $13.9 million for the three months ended June 30, 2008. The decrease is primarily attributable to approximately $1.7 million of lower interest expense incurred on our senior subordinated notes, as we have retired approximately $71.2 million of these notes between December 2008 and June 30, 2009. The remainder of the decrease in interest expense resulted from a decrease in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 3.9% during the second quarter of 2009, from approximately 5.2% during the second quarter of 2008. These declines were partially offset by an increase in our weighted-average U.S. borrowings from approximately $298.5 million in the three months ended June 30, 2008 to approximately $328.9 million in the three months ended June 30, 2009, as we utilized our revolving credit facility in 2009 as our primary source to fund operations and note retirements (as it was our lowest cost source of borrowings), as compared to utilizing our receivables securitization facility as the primary source of operational funding in the second quarter of 2008, when it was the lowest cost alternative.

        Other Expense, Net.    Other expense, net decreased approximately $0.5 million, to $0.8 million for the three months ended June 30, 2009, as compared to $1.3 million for the three months ended June 30, 2008. In the second quarter of 2009, we incurred approximately $0.4 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.4 million of losses on transactions denominated in foreign currencies. In the second quarter of 2008, we incurred approximately $0.6 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.6 million of losses on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended June 30, 2009 and 2008.

        Income Taxes.    The effective income tax rates for the three months ended June 30, 2009 and 2008 were 39% and 36%, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our N.I. Industries property management line of business, which is currently held for sale, and our specialty tapes and laminates business, which was sold in February 2009. Loss from discontinued operations, net of income tax benefit, was $0.3 million for the three months ended June 30, 2009, as compared to loss from discontinued operations, net of income tax expense, of $0.2 million for the three months ended June 30, 2008. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        Overall, net sales decreased approximately $136.1 million, or approximately 24.9%, for the six months ended June 30, 2009, as compared with the six months ended June 30, 2008. Although a few of our businesses benefitted from new product introductions during the first half of 2009, net sales declined in each of our five reportable segments, generally due to lower sales volumes resulting from the continued global economic recession. In addition, net sales were unfavorably impacted by approximately $13.8 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 23.2% and 26.7% for the six months ended June 30, 2009 and 2008, respectively, declining primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. In addition, gross profit was negatively impact by approximately $3.8 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Operating profit margin (operating profit as a percentage of sales) approximated 4.9% and 10.6% for the six months ended June 30, 2009 and 2008, respectively. Operating profit decreased approximately $38.2 million, or 65.7%, to $20.0 million for the six months ended June 30, 2009, from $58.2 million for the six months ended June 30, 2008. Consistent with the decrease in gross profit, operating profit also declined primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. However, we did reduce our selling, general and administrative expenses by approximately $12.0 million in the first half of 2009 compared to the first half of 2008, primarily as a result of realization of savings associated with our Profit Improvement Plan in the second quarter of 2009 and concerted efforts to reduce discretionary spending in response to the current economic conditions.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.5% and 13.9% for the six months ended June 30, 2009 and 2008, respectively. Adjusted EBITDA decreased approximately $8.2 million for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. After consideration of the $28.1 million gross gain on extinguishment of debt, an increase in depreciation expense of approximately $1.0 million and approximately $0.4 million fewer losses on transactions denominated in foreign currencies, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales decreased approximately $19.2 million, or 22.4%, to $66.4 million in the six months ended June 30, 2009, as compared to $85.6 million in the six months ended June 30, 2008. Overall, sales decreased approximately $6.0 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $4.9 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, due primarily to increased sales into the personal care markets, pharmaceuticals, and the food industries. Sales of our industrial closures, rings and levers decreased by approximately $18.1 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of the continued general economic slowdown.

        Packaging' gross profit decreased approximately $6.1 million to $23.4 million, or 35.2% of sales, in the six months ended June 30, 2009, as compared to $29.5 million, or 34.5% of sales, in the six months ended June 30, 2008. The decrease in gross profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, the impact of which was partially offset by lower steel and resin costs year-over-year.

        Packaging' selling, general and administrative expenses decreased approximately $2.0 million to $9.3 million, or 14.1% of sales, in the six months ended June 30, 2009, as compared to $11.3 million, or 13.3% of sales, in the six months ended June 30, 2008. Discretionary spending has been reduced from 2008 levels, and additional selling, and general and administrative cost reduction plans have been implemented to better align our fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging' operating profit decreased approximately $4.0 million to $14.2 million, or 21.4% of sales, in the six months ended June 30, 2009, as compared to $18.2 million, or 21.3% of sales, in six months ended June 30, 2008. The decrease in operating profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, which were partially offset by lower steel and resin costs, primarily in the second quarter of 2009 as compared to the second quarter of 2008, and reduced selling, general and administrative costs as a result of our cost reduction plans.

        Packaging' Adjusted EBITDA decreased approximately $4.6 million to $20.2 million, or 30.5% of sales, in the six months ended June 30, 2009, as compared to $24.8 million, or 29.0% of sales, in the six months ended June 30, 2008, consistent with the change in operating profit between years after consideration of increased foreign currency transaction losses of approximately $0.2 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 and $0.4 million reduced depreciation expense in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

        Energy.    Net sales for the six months ended June 30, 2009 decreased approximately $26.7 million, or 26.2%, to $75.3 million, as compared to $102.0 million in the six months ended June 30, 2008. Sales of specialty gaskets and related fastening hardware decreased approximately $11.3 million as a result of reduced levels of turn-around activity at petrochemical refineries and decreased sales demand from the chemical industry, as customers are deferring maintenance and new programs that require our replacement and specialty gaskets and hardware. Sales of slow speed and compressor engines and related products decreased by approximately $15.4 million, due to a reduction of drilling activity in North America and customers deferring completion of previously drilled wells. In addition, engine sales were strong in the second quarter of 2008, as compared to historical levels, as single-cylinder engine demand peaked in advance of new emissions law changes, which became effective on July 1, 2008. Sales of compressor products increased slightly, as the Company continues to develop new products to add to its well-site content.

        Gross profit within Energy decreased approximately $12.0 million to $18.0 million, or 24.0% of sales, in the six months ended June 30, 2009, as compared to $30.0 million, or 29.5% of sales, in the six months ended June 30, 2008. Gross profit decreased approximately $7.9 million as a result of the reduction in sales levels between years. In addition, gross profit decreased as a result of sales of higher-cost inventory in 2009 than in 2008, a less favorable sales mix in 2009 than in 2008, particularly in our specialty gasket business, and lower absorption of fixed costs as a result of the lower sales volumes.

        Selling, general and administrative expenses within Energy decreased approximately $1.7 million to $11.8 million, or 15.8% of net sales, in the six months ended June 30, 2009, as compared to $13.5 million or 13.3% of net sales, in the six months ended June 30, 2008. This decrease was primarily due to reduced sales commissions, reductions in compensation and spending in an effort to keep fixed costs and discretionary spending in line with the reduced sales volumes and due to the impact of the severance charge in the second quarter of 2008 for the separation of the former President of this segment. These decreases were partially offset by the opening of two new branches within our specialty gasket business, one in Salt Lake City, Utah, and one in Rotterdam, Netherlands, in 2009, which has increased selling, general and administrative expenses in the first half of 2009 by approximately $0.4 million.

        Overall, operating profit within Energy decreased approximately $10.3 million to $6.2 million, or 8.2% of sales, in the six months ended June 30, 2009, as compared to $16.5 million, or 16.2% of sales, in the six months ended June 30, 2008, due principally to lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs, which were partially offset by reductions in selling, general and administrative expenses resulting from lower compensation costs, lower discretionary spending and the impact of the 2008 severance charge for the separation of the former President of this segment.

        Energy' Adjusted EBITDA decreased $10.0 million to $7.8 million, or 10.3% of sales, in the six months ended June 30, 2009, as compared to $17.8 million, or 17.5% of sales, in the six months ended June 30, 2008, consistent with the decrease in operating profit between years.

        Aerospace & Defense.    Net sales for the six months ended June 30, 2009 decreased approximately $0.7 million, or 1.8%, to $40.5 million, as compared to $41.2 million in the six months ended June 30, 2008. Sales in our aerospace business decreased approximately $2.1 million, primarily due to lower blind-bolt fastener sales resulting from program delays beginning in the first quarter of 2009 at two commercial airframe manufacturers and inventory reductions by our distribution customers, who are adjusting inventory levels in response to the delayed programs and the current economic uncertainty. This decrease was partially offset by sales of new products of approximately $3.9 million during the first half of 2009, which increased our content on certain aircraft. Sales in our defense business increased approximately $1.4 million. Revenue associated with managing the relocation and closure of the defense facility increased $2.4 million in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. This increase in revenue was partially offset by $1.0 million decreased sales of cartridge cases in the first half of 2009 compared to the first half of 2008, as our customer had been building its inventory throughout 2008 in advance of the relocation of the facility, which began in late second quarter 2009.

        Gross profit within Aerospace & Defense decreased approximately $0.8 million to $17.7 million, or 43.7% of sales, in the six months ended June 30, 2009, from $18.5 million, or 44.8% of sales, in the six months ended June 30, 2008. Gross profit decreased approximately $0.3 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by lower absorption of fixed costs as a result of lower production and/or sales levels, primarily within our aerospace business, and a less favorable product sales mix.

        Selling, general and administrative expenses decreased approximately $0.4 million to $4.5 million, or 11.0% of sales, in the six months ended June 30, 2009, as compared to $4.9 million, or 11.8% of sales, in the six months ended June 30, 2008 due primarily to reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Aerospace & Defense decreased approximately $0.4 million to $13.2 million, or 32.7% of sales, in the six months ended June 30, 2009, as compared to $13.6 million, or 33.0% of sales, in the six months ended June 30, 2008, primarily due to lower sales volumes and lower absorption of fixed costs, which were partially offset by reduced discretionary spending within our selling, general and administrative expenses.

        Aerospace & Defense' Adjusted EBITDA decreased $0.1 million to $14.4 million, or 35.6% of sales, in the six months ended June 30, 2009, as compared to $14.5 million, or 35.1% of sales, in the six months ended June 30, 2008, consistent with the decrease in operating profit between years after consideration of approximately $0.2 million of increased depreciation expense in the first half of 2009 compared to the first half of 2008 resulting from the full-run-rate impact of procurement of additional machinery and equipment in our aerospace business during mid-2008.

        Engineered Components.    Net sales for the six months ended June 30, 2009 decreased approximately $33.2 million, or 48.5%, to $35.2 million, as compared to $68.4 million in the six months ended June 30, 2008. Sales in our industrial cylinder business decreased $23.9 million, as both our domestic DOT cylinder and international ISO cylinder sales have significantly decreased due to the global economic recession. Sales in our precision cutting tools businesses decreased by $2.8 million due primarily to the current economic downturn. Sales within our specialty fittings business declined $3.3 million due to further weak domestic automotive market demand. Finally, sales in our medical device business decreased $3.2 million due to certain contract manufacturing awards that did not recur in the first half of 2009.

        Gross profit within Engineered Components decreased approximately $11.3 million to $2.6 million, or 7.3% of sales, in the six months ended June 30, 2009, from $13.9 million, or 20.3% of sales, in the six months ended June 30, 2008. Gross profit decreased approximately $6.7 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by sales of higher-cost inventory, primarily related to steel, in excess of the businesses' ability to secure price increases and lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased approximately $1.3 million to $3.5 million, or 9.9% of sales, in the six months ended June 30, 2009, as compared to $4.8 million, or 7.0% of sales, in the six months ended June 30, 2008 due primarily to lower sales commissions and reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Engineered Components decreased approximately $10.0 million to a loss of $1.0 million, or (2.7)% of sales, in the six months ended June 30, 2009, as compared to $9.0 million, or 13.2% of sales, in the six months ended June 30, 2008, primarily due to lower sales volumes, sales of higher-cost inventory and lower absorption of fixed costs, which were partially offset by reduced sales commissions and discretionary spending within selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA decreased approximately $9.9 million to $1.2 million, or 3.3% of sales, in the six months ended June 30, 2009, as compared to $11.1 million, or 16.2% of sales, in the six months ended June 30, 2008, consistent with the decrease in operating profit between years.

        Cequent.    Net sales decreased approximately $56.2 million to $194.0 million in the six months ended June 30, 2009, as compared to $250.2 million in the six months ended June 30, 2008. Net sales were unfavorably impacted by approximately $7.1 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales in our retail business increased $1.2 million, primarily as a result of additional business with a significant customer and the addition of several new customers during the first half of 2009. These gains were partially offset by reduced sales volumes to other existing retail customers due to the economic uncertainty. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) decreased by $45.4 million, due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions. Sales in our Australia/Asia Pacific business decreased approximately $4.9 million, due primarily to decreases in certain original equipment manufacturer revenue and the overall global economic recession.

        Cequent' gross profit decreased approximately $20.3 million to $33.8 million, or 17.4% of sales, in the six months ended June 30, 2009, from approximately $54.1 million, or 21.6% of sales, in the six months ended June 30, 2008. Of the decline in gross profit between years, approximately $12.1 million is attributed to the decline in sales between periods and $1.3 million is attributed to unfavorable currency exchange. The remaining decrease in gross profit was due to sales of higher-cost inventory in excess of the businesses' ability to secure sales price increases, lower absorption of fixed costs as a result of lower production and/or sales levels and accelerated depreciation expense related to machinery and equipment in our Mosinee, WI manufacturing facility that will no longer be utilized following the closure of the facility in September 2009.

        Selling, general and administrative expenses decreased approximately $5.7 million to $34.2 million, or 17.7% of sales, in the six months ended June 30, 2009, as compared to $39.9 million, or 16.0% of sales, in the six months ended June 30, 2008, due primarily to reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan.

These decreases were partially offset by severance charges of approximately $1.6 million incurred in the first quarter of 2009 associated with the involuntary termination of employees located at our Mosinee, WI manufacturing facility, which is scheduled to be closed by September 2009.

        Cequent' operating profit declined approximately $14.4 million to a loss of $0.5 million, or (0.2)% of sales, in the six months ended June 30, 2009, from $13.9 million, or 5.6% of net sales, in the six months ended June 30, 2008. The decline in operating profit between years was primarily due to lower sales volumes, unfavorable foreign currency exchange, sales of higher-cost inventory, lower absorption of fixed costs and costs associated with the closure of the Mosinee, WI manufacturing facility, which were partially offset by cost reductions as part of the Profit Improvement Plan.

        Cequent' Adjusted EBITDA decreased approximately $12.9 million to $9.5 million, or 4.9% of sales, for the six months ended June 30, 2009, from $22.4 million, or 8.9% of sales, for the six months ended June 30, 2008. In the six months ended June 30, 2009, Cequent recognized gains of approximately $0.1 million on transactions denominated in foreign currencies, as compared to losses of $0.5 million in the six months ended June 30, 2008. In addition, depreciation expense was approximately $0.7 million higher in the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily as a result of accelerated depreciation incurred in the first half of 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility. After consideration of these two items, the change in Adjusted EBITDA is consistent with the decline in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended June 30,
	2009	2008
	(in millions)
Corporate operating expenses	$5.5	$6.2
Employee costs and related benefits	6.8	6.9

Corporate expenses—operating profit	$12.3	$13.1
Receivables sales and securitization expenses	1.2	1.6
Gain on repurchase of bonds	(28.1)	—
Depreciation	(0.1)	(0.1)
Other, net	(0.2)	(0.2)

Corporate expenses (income)—Adjusted EBITDA	$(14.9)	$14.4

        Corporate expenses included in operating profit decreased approximately $0.8 million to $12.3 million for the six months ended June 30, 2009, from $13.1 million for the six months ended June 30, 2008. During the first half of 2009, we recorded a charge of approximately $2.9 million associated with the termination of our former chief executive officer. During the first half of 2008, we recorded a charge of approximately $1.6 million related to severance under our corporate office restructuring. This net increase in employee costs and related benefits of approximately $1.3 million was more than offset by $0.7 million of reduced non-cash equity compensation expense in the first half of 2009 compared to the first half of 2008 and significant reductions in discretionary and overall spending levels in the first half of 2009 compared to the first half of 2008 due to the reduction in corporate office headcount and in response to the general economic conditions. In addition, during the first six months of 2009, we retired approximately $63.2 million face value of our senior subordinated notes, resulting in a net gain of approximately $27.1 million after considering non-cash debt extinguishment costs of $1.0 million.

        Interest Expense.    Interest expense decreased approximately $4.8 million, to $23.8 million, for the six months ended June 30, 2009, as compared to $28.6 million for the three months ended June 30, 2008. The decrease in interest expense is primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings to approximately 4.0% during the six months ended June 30, 2009, from approximately 5.6% during the six months ended June 30, 2008. Partially offsetting this reduction in interest rates was an increase in our weighted-average U.S. borrowings from approximately $305.5 million in the six months ended June 30, 2008 to approximately $318.8 million in the six months ended June 30, 2009, as we utilized our revolving credit facility as our primary source to fund operations in the first half of 2009 (as it was our lowest cost source of borrowings), as compared to utilizing our securitization facility as the primary source of operational funding in the first half of 2008 when it was the more cost-effective alternative. In addition, we recorded approximately $2.0 million lower interest expense related to our senior subordinated notes in the first half of 2009 compared to the first half of 2008, as we retired approximately $71.2 million between December 2008 and the second quarter of 2009.

        Other Expense, Net.    Other expense, net decreased approximately $1.0 million, to $1.5 million for the six months ended June 30, 2009, as compared to $2.5 million for the three months ended June 30, 2008. In the first half of 2009, we incurred approximately $1.2 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.2 million of losses on transactions denominated in foreign currencies. In the first half of 2008, we incurred approximately $1.5 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.6 million of losses on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either of the six month periods ended June 30, 2009 and 2008.

        Income Taxes.    The effective income tax rates for the six months ended June 30, 2009 and 2008 were 38% and 36%, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our N.I. Industries property management line of business, which is currently held for sale, and our specialty tapes and laminates business, which was sold in February 2009. Loss from discontinued operations, net of income tax benefit, was $8.1 million for the six months ended June 30, 2009, as compared to income from discontinued operations, net of income tax expense, of $20 thousand for the six months ended June 30, 2008. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the six months ended June 30, 2009 was approximately $32.2 million, as compared to $23.3 million for the six months ended June 30, 2008. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  For the six months ended June 30, 2009, the Company generated $3.3 million of cash, based on the reported net income from operations of $5.3 million and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, depreciation and amortization, changes in deferred taxes, debt extinguishments and stock compensation. For the six months ended June 30, 2008, the Company generated $41.2 million in cash flows based on the reported net income from operations of $17.3 million and after considering the effects of non-cash impacts related to depreciation, amortization, and other non-cash items.

  •
  For the six months ended June 30, 2009, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $6.0 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first six months of 2009, we relied primarily on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs, as it was our lowest cost source of borrowings. For the six months ended June 30, 2008, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $3.6 million. During the first six months of 2008, we relied primarily on our receivables securitization facility as the primary source of funding working capital requirements and ordinary course needs as it was our lowest cost source of borrowings at that time.

  •
  Decreases in accounts receivables resulted in proceeds of cash of approximately $1.0 million for the six months ended June 30, 2009, while increases in accounts receivables resulted in a use of cash of approximately $33.3 million for the six months ended June 30, 2008. As compared to first half of 2008, the first half of 2009 sales decreased approximately 25%, and the gross level of accounts receivable at June 30, 2009 declined a comparable amount.

  •
  For the six months ended June 30, 2009, we reduced our investment in inventory consistent with our management strategy to improve inventory turns and to better align inventory levels with end market demand, which resulted in a cash source of approximately $41.3 million. For the six months ended June 30, 2008, we generated approximately $5.0 million of cash relative to our investment in inventory.

  •
  For the six months ended June 30, 2009, accounts payable and accrued liabilities resulted in a net use of cash of approximately $12.5 million, as compared to a net source of cash of $10.1 million for the six months ended June 30, 2008. The reduction in accounts payable and accrued liabilities is a result of lowering our purchases in the process of aligning our inventory levels with end market demand.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $3.9 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

        Net cash provided by investing activities for the six months ended June 30, 2009 was approximately $16.0 million, as compared to net cash used of $19.4 million for the six months ended June 30, 2008. During the first half of 2009, we generated approximately $22.4 million of cash from business and asset dispositions, primarily related to the sale of our specialty laminates business. We also incurred approximately $6.4 million in capital expenditures to support our growth initiatives, which we decreased from 2008 levels in response to the current economic recession. During the first half of 2008, our investing activities used cash of approximately $19.4 million. We paid approximately $2.4 million for the acquisition of Parkside Towbars, net of cash acquired, and paid approximately $3.8 million of additional purchase price for the medical device company acquired in the third quarter of 2007. In addition, we incurred approximately $13.5 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities for the six months ended June 30, 2009 was approximately $46.7 million, as compared to approximately $1.8 million for the six months ended June 30, 2008. During the first half of 2009, we used approximately $35.1 million of available cash to retire $63.2 million face value of our 9 7/8% senior subordinated notes due 2012 via open market purchases. As previously noted, during the first half 2009, we significantly increased the use of our revolving credit facility as the primary source of funding our working capital requirements, as it was our lowest cost source of borrowing, as compared to the first half 2008, when we relied more heavily on our receivables securitization facility. On a net basis, we reduced amounts outstanding on our revolving credit facilities at June 30, 2009 by approximately $10.0 million from December 31, 2008. In contrast, we increased amounts outstanding on our revolving credit facilities during the first six months of 2008 by approximately $0.6 million.

  Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At June 30, 2009, approximately $252.9 million was outstanding on the term loan and $0 was outstanding on the revolving credit facilities. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios are the leverage ratio and interest expense ratio. Our permitted leverage ratio under our amended and restated credit agreement is 5.00 to 1.00 for July 1, 2008 to June 30, 2009, 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to June 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 3.81 to 1.00 at June 30, 2009. Our permitted interest expense ratio under our amended and restated credit agreement is 2.10 to 1.00 for January 1, 2009 to June 30, 2009, 2.20 to 1.00 for July 1, 2009 to December 31, 2009, 2.30 to 1.00 for January 1, 2010 to December 31, 2010, 2.40 to 1.00 for January 1, 2011 to September 30, 2011 and 2.50 to 1.00 for October 1, 2011 and thereafter. Our actual interest expense ratio was 2.94 to 1.00 at June 30, 2009. At June 30, 2009, we were in compliance with our financial covenants.

        The following are the reconciliations of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, and interest expense, as reported, to Consolidated

Cash Interest Expense, both as defined in our credit agreement as in effect on June 30, 2009, for the twelve month period ended June 30, 2009.

	Year Ended December 31, 2008	Less: Six Months Ended June 30, 2008	Add: Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
	(dollars in thousands)
Net income (loss), as reported	$(136,190)	$17,320	$5,310	$(148,200)
Bank stipulated adjustments:
Interest expense, net (as defined)	55,920	28,690	24,130	51,360
Income tax expense (benefit)(1)	(12,610)	9,750	3,230	(19,130)
Depreciation and amortization	44,070	21,700	22,830	45,200
Interest equivalent costs(2)	2,610	1,480	900	2,030
Non-cash expenses related to stock option grants(3)	1,030	880	200	350
Other non-cash expenses or losses(4)	188,340	1,830	1,510	188,020
Non-recurring expenses or costs for cost savings projects(5)	4,250	2,190	4,300	6,360
Debt extinguishment costs(6)	140	—	990	1,130
Negative EBITDA from discontinued operations(7)	3,950	120	340	4,170
Permitted dispositions(8)	(100)	(870)	11,540	12,310
Permitted acquisitions(9)	40	40	—	—

Consolidated Bank EBITDA, as defined	$151,450	$83,130	$75,280	$143,600

	June 30, 2009
	(dollars in thousands)
Total long-term debt	$537,350
Aggregate funding under the receivables securitization facility	10,000

Total Consolidated Indebtedness, as defined	$547,350

Consolidated Bank EBITDA, as defined	$143,600

Actual leverage ratio	3.81	x

Covenant requirement	5.00	x

	Year Ended December 31, 2008	Less: Six Months Ended June 30, 2008	Add: Six Months Ended June 30, 2009	Twelve Months Ended June 30, 2009
	(dollars in thousands)
Interest expense, as reported	$55,920	$28,690	$24,130	$51,360
Bank stipulated adjustments:
Interest equivalent costs(2)	2,610	1,480	900	2,030
Interest income	(720)	(360)	(160)	(520)
Non-cash amounts attributable to amortization of financing costs	(2,630)	(1,250)	(2,160)	(3,540)
Pro forma adjustment for dispositions	(1,120)	(580)	—	(540)

Total Consolidated Cash Interest Expense, as defined	$54,060	$27,980	$22,710	$48,790

	June 30, 2009
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$143,600
Total Consolidated Cash Interest Expense, as defined	48,790

Actual interest expense ratio	2.94	x

Covenant requirement	2.10	x

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

(6)
Costs incurred in connection with the retirement of $63.2 million face value of our senior subordinated notes during the six months ended June 30, 2009.

(7)
Not to exceed $10,000,000 in any fiscal year; actual amount reported for the six month period ended June 30, 2009 was $0.3 million

(8)
EBITDA from permitted dispositions, as defined.

(9)
EBITDA from permitted acquisitions, as defined.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, (approximately $0.4 million outstanding at June 30, 2009) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $1.9 million outstanding at June 30, 2009) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars (approximately $15.7 million outstanding at June 30, 2009) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost) and we are in compliance with such covenants at June 30, 2009. In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of June 30, 2009, total borrowings in the amount of $18.0 million were outstanding under these arrangements.

        Another important source of liquidity is our $55.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At June 30, 2009, we had $10.0 million utilized under our accounts receivable facility and available funding of $28.2 million based on eligible receivables.

        At June 30, 2009, our available revolving credit capacity of $150 million under our credit facility is reduced by approximately $31.1 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of our outstanding letters of credit at June 30, 2009 (as we had no amounts outstanding under our revolving credit facility), we had $118.9 million of revolving credit capacity available, in addition to $28.2 million of available liquidity under our accounts receivable securitization facility discussed above, for an aggregate available funding of $147.1 million at June 30, 2009, which was available to us even after consideration of our leverage covenant.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $31.1 million in letters of credit outstanding related thereto, is approximately $118.9 million, while our available liquidity under our accounts receivable securitization facility ranges from $34.0 million to $49.0 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under the credit and securitization facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Cequent reportable segment. Sales of towing and trailering products within this operating segment are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any material seasonal fluctuation in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our credit and securitization facilities.

        Cash management related to our credit and securitization facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter, and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our credit and securitization facilities of $147.1 million at June 30, 2009, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $266.5 million (face value) 9 7/8% senior subordinated notes (the "Notes") outstanding at June 30, 2009, due in 2012. During the first half of 2009, we retired $63.2 million face value of

Notes via open market purchases. We may choose to repurchase Notes via open market or in privately negotiated transactions on terms we believe favorable. These transactions may be effected for cash (from cash and cash equivalents, borrowings under our credit facility, or proceeds from sale of debt or equity securities), in exchange for common stock, or a combination of both. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in aggregate, be material.

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

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to the accompanying consolidated financial statements as of June 30, 2009. In April 2008, we entered into an interest rate swap agreement to fix the LIBOR- based variable portion of our interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. In January 2009, the Company entered into two new interest rate swap agreements to fix the LIBOR-based variable portion of its interest rate on $75.0 million notional amount of its term loan facility at 1.39% and $125 million notional amount of its term loan facility at 1.91%. The $75.0 million notional amount interest rate swap commences in January 2009 and extends through January 2011. The $125.0 million notional amount interest rate swap commences in October 2009 and extends through July 2011. These interest rate swaps are designated as cash flow hedges under SFAS No. 133 whereby the effective portion of the hedge gains and losses are deferred as changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuations in the LIBOR. The cumulative fair value of the swaps was a liability of $1.8 million at June 30, 2009.

        Based on variable rate-based borrowings outstanding at June 30, 2009, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $0.7 million annually.

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

Common Stock

        Our common stock is listed on the NYSE, which requires us to continue to meet certain listing standards, including standards related to our stockholders' equity and market capitalization. On March 12, 2009, we were notified by NYSE Regulation, Inc. that we were not in compliance with one the of the continued listing standards of the NYSE, because over a 30-day trading period our total market capitalization was less than $75 million and our stockholders' equity was less than $75 million. In accordance with the NYSE's continued listing criteria, we submitted a cure plan to the NYSE on April 27, 2009, demonstrating our plan to cure this deficiency. In conjunction with the NYSE's decision to lower the numerical threshold for these listing standards to $50 million at least through October 31, 2009, we received written notification from the NYSE dated June 1, 2009 that we were in compliance with the NYSE's continued listing requirement for market capitalization and stockholders' equity.

Off-Balance Sheet Arrangements

        The Company is party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). On February 13, 2009, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a 364-day term, committed funding of up to $55.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 4.5%. TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $55.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At June 30, 2009, we had $10.0 million utilized and $28.2 million available under this facility based on eligible receivables and before consideration of leverage restrictions.

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

Outlook

        The global economy continues to be in a state of very weak economic activity, led by the recession in the United States and followed by declines in other major markets around the world. The financial market crisis set off a series of events that generated conditions more severe than those experienced in several decades. The characteristics of the financial crisis are unique, given the housing crisis and downward pressures on valuations of mortgage-backed and related securities, which have combined to foster a crisis in business and consumer confidence. Although several other factors contributed to current economic and financial conditions, the influence of these financial developments was very prominent. The interrelationships among financial markets worldwide ultimately resulted in a synchronous global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks. The economic outlook for the remainder of 2009 is negative, with a range of possible outcomes due to the uncertain financial markets environment. Consumer and business spending has been severely constrained by credit conditions and economic weakness.

        Although we anticipate the remainder of 2009 will be challenging, we believe that our profit improvement plan to aggressively restructure certain of our businesses and initiate cost reductions in other businesses will help compensate for lost profitability due to weak end market demand. We continue to focus on liquidity actions to improve our balance sheet and have implemented or plan to implement the following actions to improve liquidity including:

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

Impact of New Accounting Standards

        See Note 15, "New Accounting Pronouncements," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

Critical Accounting Policies

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

        During the quarter ended June 30, 2009, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2008 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this Form 10-Q for additional information.

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

  Evaluation of disclosure controls and procedures

        As of June 30, 2009, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

TRIMAS CORPORATION

Item 1.    Legal Proceedings

        See Note 10, "Commitments and Contingencies" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2008 Form 10-K except with respect to labor relations as follows:

  On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the "Union") regarding the duration of a neutrality agreement we have with the Union. The agreement commits us to remain generally neutral in Union organizing drives for the duration of the agreement. We are not aware of any present active union organizing drives at any of our facilities.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        We held our 2009 Annual Meeting of Shareholders on May 7, 2009. At the annual meeting, the shareholders voted on the following proposal:

        The election of the nominees for the Board of Directors who will serve a term to expire at the 2012 Annual Meeting of Shareholders. The nominees Daniel P. Tredwell and Samuel Valenti III were elected by a vote of the shareholders as follows:

	For	Withhold
Daniel P. Tredwell	30,381,066	411,467
Samuel Valenti III	29,414,165	1,378,368

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (l)	Second Amended and Restated By-laws of TriMas Corporation.
4.1(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.
4.2(a)	Form of note (included as Exhibit 4.1(a) above).
4.3(a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued June 6, 2002 dated as of June 6, 2002 by and among TriMas Corporation and the parties named therein.
4.4(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.
4.5(c)	Supplemental Indenture dated as of March 4, 2003.
4.6(d)	Supplemental Indenture No. 2 dated as of May 9, 2003.
4.7(e)	Supplemental Indenture No. 3 dated as of August 6, 2003.
4.8(p)	Supplemental Indenture No. 4 dated as of February 28, 2008.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(j)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(i)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.6(w)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.7(a)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.8(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.9(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.10(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.11(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.12(w)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.

10.13(h)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.
10.14(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.15(w)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.16(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.17(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.18(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.19(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.20(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.
10.23(d)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.22(e) above).
10.24(f)	2003 Form of Stock Option Agreement.
10.25(s)	2008 Annual Value Creation Program.
10.26(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.27(g)	Form of Indemnification Agreement.
10.28(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.29(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.30(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.31(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.32(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.33(k)	Management Rights Agreement.
10.34(t)	Executive Severance/Change of Control Policy.
10.35(m)	TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.36(m)	First Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.37(m)	Second Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.38(t)	Third Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.
10.39(t)	Fourth Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan
10.40(q)	Separation Agreement dated April 10, 2008.

10.41(r)	Letter Agreement dated April 28, 2008.
10.42(s)	Letter Agreement dated July 1, 2008.
10.43(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.44(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.45(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47(v)	Separation Agreement dated as of January 13, 2009.
10.48(y)	Separation Agreement dated as of March 5, 2009.
10.49(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50(y)	The TriMas Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TRIMAS CORPORATION (Registrant)
Date: August 5, 2009	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer