Form 10-Q
period 2009-09-30
TRIMAS CORP
filed 2009-11-09
CIK 842633

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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

        As of November 9, 2009, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 33,578,324 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$24,770	$3,910
Receivables, net of reserves of approximately $6.0 million and $5.7 million as of September 30, 2009 and December 31, 2008, respectively	99,360	104,760
Inventories	141,830	188,950
Deferred income taxes	16,970	16,970
Prepaid expenses and other current assets	6,680	7,430
Assets of discontinued operations held for sale	2,700	26,200

Total current assets	292,310	348,220
Property and equipment, net	170,760	181,570
Goodwill	196,520	202,280
Other intangibles, net	168,700	178,880
Other assets	15,720	19,270

Total assets	$844,010	$930,220

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$6,640	$10,360
Accounts payable	79,650	111,810
Accrued liabilities	73,710	66,340
Liabilities of discontinued operations	1,240	1,340

Total current liabilities	161,240	189,850
Long-term debt	518,740	599,580
Deferred income taxes	45,680	51,650
Other long-term liabilities	44,610	34,240

Total liabilities	770,270	875,320

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 33,578,324 shares at September 30, 2009 and 33,620,410 shares at December 31, 2008	330	330
Paid-in capital	527,330	527,000
Accumulated deficit	(499,020)	(510,160)
Accumulated other comprehensive income	45,100	37,730

Total shareholders' equity	73,740	54,900

Total liabilities and shareholders' equity	$844,010	$930,220

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net sales	$203,730	$260,730	$615,090	$808,160
Cost of sales	(146,300)	(192,100)	(462,210)	(593,580)

Gross profit	57,430	68,630	152,880	214,580
Selling, general and administrative expenses	(37,280)	(41,160)	(112,930)	(128,740)
Gain (loss) on dispositions of property and equipment	20	50	180	(160)

Operating profit	20,170	27,520	40,130	85,680

Other income (expense), net:
Interest expense	(10,760)	(13,570)	(34,560)	(42,160)
Gain on extinguishment of debt	1,180	—	28,250	—
Other, net	(190)	(480)	(1,710)	(3,010)

Other income (expense), net	(9,770)	(14,050)	(8,020)	(45,170)

Income from continuing operations before income tax expense	10,400	13,470	32,110	40,510
Income tax expense	(3,890)	(5,410)	(12,230)	(15,150)

Income from continuing operations	6,510	8,060	19,880	25,360
Income (loss) from discontinued operations, net of income tax benefit (expense)	(680)	260	(8,740)	280

Net income	$5,830	$8,320	$11,140	$25,640

Earnings per share—basic:
Continuing operations	$0.19	$0.24	$0.59	$0.76
Discontinued operations, net of income tax benefit (expense)	(0.02)	0.01	(0.26)	0.01

Net income per share	$0.17	$0.25	$0.33	$0.77

Weighted average common shares—basic	33,496,634	33,420,560	33,480,747	33,413,214

Earnings per share—diluted:
Continuing operations	$0.19	$0.24	$0.59	$0.76
Discontinued operations, net of income tax benefit (expense)	(0.02)	0.01	(0.26)	0.01

Net income per share	$0.17	$0.25	$0.33	$0.77

Weighted average common shares—diluted	34,007,846	33,469,027	33,752,210	33,441,448

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2009	2008
Net income	$11,140	$25,640
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(180)	40
Depreciation	22,440	20,740
Amortization of intangible assets	10,970	11,700
Amortization of debt issue costs	1,680	1,840
Deferred income taxes	3,740	9,360
Gain on extinguishment of debt	(28,250)	—
Non-cash compensation expense	330	1,160
Reductions in sale of receivables and receivables securitization	(15,690)	(26,730)
(Increase) decrease in receivables	24,600	(19,270)
(Increase) decrease in inventories	51,690	(7,640)
Decrease in prepaid expenses and other assets	1,860	4,370
Increase (decrease) in accounts payable and accrued liabilities	(18,440)	4,690
Other, net	1,750	(3,110)

Net cash provided by operating activities, net of acquisition impact	67,640	22,790

Cash Flows from Investing Activities:
Capital expenditures	(10,850)	(20,100)
Acquisition of businesses, net of cash acquired	—	(6,350)
Net proceeds from disposition of businesses and other assets	23,100	2,260

Net cash provided by (used for) investing activities	12,250	(24,190)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(2,370)	(4,270)
Proceeds from term loan facilities	—	490
Proceeds from borrowings on revolving credit facilities	677,930	346,160
Repayments of borrowings on revolving credit facilities	(690,740)	(341,130)
Retirement of senior subordinated notes	(43,850)	—

Net cash provided by (used for) financing activities	(59,030)	1,250

Cash and Cash Equivalents:
Increase (decrease) for the period	20,860	(150)
At beginning of period	3,910	4,800

At end of period	$24,770	$4,650

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,460	$32,240

Cash paid for taxes	$6,730	$6,460

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Nine Months Ended September 30, 2009

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900
Comprehensive income:
Net income	—	—	11,140	—	11,140
Amortization of defined benefit plan deferred losses (net of tax of $0.01 million) (Note 14)	—	—	—	10	10
Foreign currency translation	—	—	—	8,230	8,230
Net losses on derivative instruments (net of tax of $0.5 million) (Note 9)	—	—	—	(870)	(870)

Total comprehensive income					18,510
Non-cash compensation expense	—	330	—	—	330

Balances, September 30, 2009	$330	$527,330	$(499,020)	$45,100	$73,740

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

2. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2008, the Company entered into a binding agreement to sell certain assets within its specialty laminates, jacketings and insulation tapes line of business, which were part of the Packaging segment. The sale was completed in February 2009 for proceeds of approximately $21.0 million. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During first quarter 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $10.7 million for future lease obligations on the facility, net of estimated sublease recoveries.

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

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net sales	$670	$15,930	$9,470	$44,010

Income (loss) from discontinued operations before income tax expense	$(1,150)	$410	$(14,320)	$440
Income tax (expense) benefit	470	(150)	5,580	(160)

Income (loss) from discontinued operations, net of income tax expense	$(680)	$260	$(8,740)	$280

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Receivables, net	$210	$680
Inventories, net	—	7,750
Prepaid expenses and other assets	—	7,650
Property and equipment, net	2,490	10,120

Total assets	$2,700	$26,200

Accounts payable	$70	$90
Accrued liabilities and other	1,170	1,250

Total liabilities	$1,240	$1,340

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. As of September 30, 2009, the Company has moved a significant portion of the production and distribution functions to other locations or third-parties, and expects to cease operations in Mosinee during the fourth quarter of 2009, with the move completed by mid 2010. In connection with this action, the Company recorded a pre-tax charge within its Cequent segment of approximately $1.6 million in the first quarter of 2009, primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. As of September 30, 2009, the Company had paid approximately $0.5 million of severance benefits, with the remaining $1.1 million expected to be paid by mid 2010.

        In addition, the Company incurred pre-tax, non-cash charges of approximately $0.5 million and $2.2 million, respectively, in the three and nine months ended September 30, 2009, related to accelerated depreciation expense as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company will no longer utilize following the closure.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent	Total
	(dollars in thousands)
Balance, December 31, 2008	$113,760	$44,980	$43,540	$—	$—	$202,280
Purchase accounting adjustments	(740)	(5,990)	(2,410)	—	—	(9,140)
Foreign currency translation and other	2,730	650	—	—	—	3,380

Balance, September 30, 2009	$115,750	$39,640	$41,130	$—	$—	$196,520

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

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2009 and December 31, 2008 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2009		As of December 31, 2008
Intangible Category by Useful Life	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$25,920	$(17,960)	$25,600	$(16,140)
15 - 25 years	154,610	(59,190)	154,610	(53,010)

Total customer relationships	180,530	(77,150)	180,210	(69,150)

Technology and other:
1 - 15 years	25,770	(21,560)	25,570	(19,890)
17 - 30 years	42,340	(16,220)	42,000	(14,700)

Total technology and other	68,110	(37,780)	67,570	(34,590)

Trademark/Trade names (indefinite life)	34,990	—	34,840	—

	$283,630	$(114,930)	$282,620	$(103,740)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three month periods ended September 30, 2009 and 2008, respectively, and $3.0 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer relationship intangibles was approximately $2.7 million for each of the three month periods ended September 30, 2009 and 2008, respectively, and $8.0 million for each of the

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Goodwill and Other Intangible Assets (Continued)

nine month periods ended September 30, 2009 and 2008, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5. Accounts Receivable Securitization

        TriMas is party to a 364-day receivable securitization facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. TSPC from time to time may sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. As of September 30, 2009 and December 31, 2008, the Company's funding under the facility was approximately $0 and $20.0 million, respectively, with an additional $29.8 million and $30.9 million, respectively, available but not utilized. The Company had pledged receivables of approximately $66.2 million and $79.5 million under the program as of September 30, 2009 and December 31, 2008, respectively, which are included in receivables in the accompanying consolidated balance sheet. The net proceeds of sales are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs, including a usage fee (4.50% and 1.05% as of September 30, 2009 and 2008, respectively), a fee on the unused portion of the facility (2.25% and 0.50% as of September 30, 2009 and 2008, respectively), and cost of funds fees (see below), which amounted to a total of $0.3 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations. This facility expires on February 12, 2010.

        The cost of funds fees are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate representing a spread over a commercial paper-based rate as prescribed under the terms of the securitization agreement. As of September 30, 2009 and 2008, the costs of funds fees were based on an average liquidation period of the portfolio of approximately 1.3 months, and an average discount rate of 2.6% and 2.2%, at September 30, 2009 and 2008, respectively.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of September 30, 2009 and December 31, 2008, the Company's funding under these arrangements was approximately $4.3 million and $3.2 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.2% and 3.4%, at September 30, 2009 and 2008, respectively. Costs associated with these transactions were approximately $0.1 million for each of the three month periods ended September 30, 2009 and 2008, and $0.2 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Inventories

        Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Finished goods	$94,390	$119,980
Work in process	17,910	23,250
Raw materials	29,530	45,720

Total inventories	$141,830	$188,950

7. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Land and land improvements	$2,420	$4,920
Buildings	44,790	44,470
Machinery and equipment	289,360	279,580

	336,570	328,970
Less: Accumulated depreciation	165,810	147,400

Property and equipment, net	$170,760	$181,570

        Depreciation expense was approximately $6.9 million and $21.1 million, and $6.5 million and $19.7 million for the three and nine months ended September 30, 2009 and 2008, respectively, of which $6.3 million and $18.9 million, and $5.6 million and $16.7 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.6 million and $2.2 million, and $0.9 million and $3.0 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

8. Long-term Debt

        The Company's long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	(dollars in thousands)
U.S. bank debt	$252,200	$262,580
Non-U.S. bank debt and other	17,040	18,220
9 7/8% senior subordinated notes, due June 2012	256,140	329,140

	525,380	609,940
Less: Current maturities, long-term debt	6,640	10,360

Long-term debt	$518,740	$599,580

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

        At September 30, 2009 and December 31, 2008, the Company had $0 and $8.5 million, respectively, outstanding under its revolving credit facility and had an additional $118.8 million and $107.4 million, respectively, of capacity potentially available after giving effect to the $31.2 million and $34.1 million, respectively, letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had approximately $130.9 million and $127.9 million of capacity available to it under its revolving credit facility and receivables securitization for general corporate purposes as of September 30, 2009 and December 31, 2008, respectively.

        The weighted average interest rate on borrowings under the Credit Facility was 3.8% and 5.4% at September 30, 2009 and December 31, 2008, respectively.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 7/8% senior subordinated notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $336.2 million and $369.4 million at September 30, 2009 and December 31, 2008, respectively, are presented in the financial information in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at September 30, 2009.

        The Company's term loan facility traded at approximately 92.5% and 58.0% of par value as of September 30, 2009 and December 31, 2008, respectively.

Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At September 30, 2009, the balance outstanding under this arrangement was $0.7 million at an interest rate of 2.0%. At December 31, 2008, the balance outstanding under this agreement was approximately $0.3 million at an interest rate of 3.5%.

        In Italy, the Company's subsidiary is party to a loan agreement for a term of seven years, at a rate 0.75% above EURIBOR (Euro Interbank Offered Rate), and is secured by land and buildings of the subsidiary. At September 30, 2009, the balance outstanding under this agreement was $1.9 million at an interest rate of 1.5%. At December 31, 2008, the balance outstanding under this agreement was approximately $2.2 million at an interest rate of 3.6%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2009, the balance outstanding under this agreement was $14.1 million at a weighted average interest rate of 6.1%. At

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Long-term Debt (Continued)

December 31, 2008, the balance outstanding under this agreement was approximately $15.3 million at an interest rate of approximately 5.9%.

Notes

        During the three and nine months ended September 30, 2009, the Company utilized approximately $8.7 million and $43.8 million, respectively, of cash on hand to retire $10.0 million and $73.2 million, respectively, of face value 9 7/8% senior subordinated notes due in 2012 (Notes). In connection with these transactions, the Company recorded a net gain in the three and nine months ended September 30, 2009 of approximately $1.2 million and $28.3 million, respectively, after considering non-cash debt extinguishment costs of $0.1 million and $1.1 million, respectively.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2009, the Company was in compliance with all such covenant requirements.

        The Company's senior subordinated notes traded at approximately 90.3% and 51.5% of par value as of September 30, 2009 and December 31, 2008, respectively.

9. Derivative Instruments

        The Company is exposed to interest rate risk associated with fluctuations of the interest rate on its variable rate debt. To manage this risk, the Company enters into interest rate swaps to hedge cash flows associated with the variable rate debt. The Company formally documents qualifying hedged transactions and hedging instruments, and assesses, both at inception of the contract and on an ongoing basis, whether the hedging instruments are effective in offsetting changes in cash flows of the hedged transaction. The Company does not enter into derivative instrument agreements for speculative purposes.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Derivative Instruments (Continued)

        As of September 30, 2009 and December 31, 2008, the fair value carrying amounts of the Company's derivative instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	$—	$1,610	$1,160
Interest rate contracts	Other long-term liabilities	—	—	940	—

Total derivatives designated as hedging instruments		$—	$—	$2,550	$1,160

        Activity related to derivative instruments within accumulated other comprehensive income for the three and nine months ended September 30, 2009 is summarized as follows:

	Three months ended September 30, 2009
				Nine months ended September 30, 2009
		Tax Effect
	Pre-tax		After-tax	Pre-tax	Tax Effect	After-tax
	(dollars in thousands)			(dollars in thousands)
Beginning Balance	$(1,830)	$690	$(1,140)	$(1,160)	$440	$(720)
Loss reclassified from accumulated other comprehensive income into interest expense	940	(360)	580	1,950	(740)	1,210
Gain (loss) on changes in the fair value of derivative instruments	(1,660)	630	(1,030)	(3,340)	1,260	(2,080)

Ending Balance	$(2,550)	$960	$(1,590)	$(2,550)	$960	$(1,590)

        Over the next 12 months, the Company expects to reclassify approximately $1.6 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

        The following table sets forth the fair values of financial assets and liabilities as of September 30, 2009:

Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swap	Recurring	$(2,550)	$—	$(2,550)	$—

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

        As of September 30, 2009, the Company was a party to approximately 857 pending cases involving an aggregate of approximately 7,584 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries.

        The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000
Nine months ended September 30, 2009	7,524	260	189	11	$16,000	$1,975,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Commitments and Contingencies (Continued)

monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,584 claims pending at September 30, 2009, 103 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 77 of the 103 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 21 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 5 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 80 of the 103 claims sought between $250,000 and $600,000, 19 sought between $1.0 million and $5.0 million and 4 sought over $5.0 million. Solely with respect to punitive damages, 77 of the 103 claims sought between $1.0 million and $2.5 million, 21 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

11. Segment Information

        The Company reports five segments as described below. Within these reportable segments, there are no individual products or product families for which reported revenues accounted for more than 10% of the Company's consolidated revenues.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Segment Information (Continued)

        Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net Sales
Packaging	$39,730	$43,350	$106,130	$128,910
Energy	36,000	55,430	111,260	157,390
Aerospace & Defense	16,060	24,550	56,530	65,770
Engineered Components	15,860	34,690	51,100	103,160
Cequent	96,080	102,710	290,070	352,930

Total	$203,730	$260,730	$615,090	$808,160

Operating Profit
Packaging	$9,160	$8,300	$23,390	$26,530
Energy	3,200	8,170	9,380	24,670
Aerospace & Defense	5,190	8,640	18,410	22,230
Engineered Components	(60)	3,470	(1,010)	12,520
Cequent	7,220	4,000	6,760	17,930
Corporate expenses	(4,540)	(5,060)	(16,800)	(18,200)

Total	$20,170	$27,520	$40,130	$85,680

Adjusted EBITDA
Packaging	$12,540	$11,640	$32,760	$36,420
Energy	3,950	8,850	11,730	26,670
Aerospace & Defense	5,760	9,080	20,180	23,560
Engineered Components	980	4,510	2,150	15,630
Cequent	12,200	8,560	21,700	30,940
Corporate (expenses) income	(3,520)	(5,470)	11,360	(19,910)

Subtotal from continuing operations	31,910	37,170	99,880	113,310
Discontinued operations	(1,000)	1,080	(12,490)	2,400

Total company	$30,910	$38,250	$87,390	$115,710

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Segment Information (Continued)

        The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income	$5,830	$8,320	$11,140	$25,640
Income tax expense	3,420	5,560	6,650	15,310
Interest expense	10,930	13,630	35,050	42,320
Debt extinguishment costs	150	—	1,140	—
Depreciation and amortization	10,580	10,740	33,410	32,440

Adjusted EBITDA, total company	$30,910	$38,250	$87,390	$115,710
Adjusted EBITDA, discontinued operations	(1,000)	1,080	(12,490)	2,400

Adjusted EBITDA, continuing operations	$31,910	$37,170	$99,880	$113,310

12. Equity Awards

        The Company did not issue any stock option or restricted share grants during the third quarter of 2009.

2006 Plan

        Information related to stock options at September 30, 2009 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	—	$—
Granted	578,000	1.14
Exercised	—	—
Cancelled	(24,000)	1.01

Outstanding at September 30, 2009	554,000	$1.14	9.4	$2,191,860

        Information related to restricted shares at September 30, 2009 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	160,908	$8.89
Granted	—	—
Vested	(58,983)	9.15
Cancelled	(39,329)	9.29

Outstanding at September 30, 2009	62,596	$8.40	1.3	$319,240

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Equity Awards (Continued)

        The Company recognized approximately $0.1 million and $0.2 million of stock-based compensation expense related to the 2006 Plan during the three and nine months ended September 30, 2009, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of September 30, 2009 and December 31, 2008, there was approximately $0.2 million and $0.7 million, respectively, of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.1 years and 1.4 years, respectively. As of September 30, 2009, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.6 years.

2002 Plan

        Information related to stock options at September 30, 2009 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,596,213	$20.92
Granted	552,500	1.02
Exercised	(3,125)	1.01
Cancelled	(834,272)	19.69

Outstanding at September 30, 2009	1,311,316	$13.37	6.6	$2,150,030

        The Company recognized approximately $0.04 million and $0.1 million of stock-based compensation expense related to the 2002 Plan during the three and nine months ended September 30, 2009, respectively, and $0.02 million and $0.07 million during the three and nine months ended September 30, 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

        As of September 30, 2009 and December 31, 2008, there was approximately $0.2 million and $0.07 million, respectively, of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.5 years and 1.4 years, respectively.

        The fair value of options which vested during each of the three month periods ended September 30, 2009 and 2008 was $0.04 million, and $0.2 million and $0.4 million during the nine months ended September 30, 2009 and 2008, respectively.

        As of September 30, 2009, 727,433 stock options were exercisable under the 2002 Plan.

13. Earnings per Share

        Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 32,806

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Earnings per Share (Continued)

and 48,467 restricted shares for the three months ended September 30, 2009 and 2008, respectively, and 14,813 and 28,234 restricted shares for the nine months ended September 30, 2009 and 2008, respectively. The calculation of diluted earnings (loss) per share also included 256,650 and 478,406 options to purchase shares of common stock for the three and nine months ended September 30, 2009, respectively. Options to purchase 1,606,101 shares of common stock were outstanding at September 30, 2008, but were not included in the calculation of diluted earnings (loss) per share for the three and nine months ended September 30, 2008, because to do so would have been anti-dilutive.

14. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	(dollars in thousands)				(dollars in thousands)
Service costs	$130	$130	$390	$400	$—	$20	$—	$60
Interest costs	390	430	1,170	1,270	30	100	80	310
Expected return on plan assets	(380)	(460)	(1,150)	(1,380)	—	—	—	—
Amortization of prior service cost	—	—	10	—	(70)	—	(200)	—
Amortization of net loss	80	80	230	240	(10)	10	(20)	30

Net periodic benefit cost	$220	$180	$650	$530	$(50)	$130	$(140)	$400

        The Company contributed approximately $0.4 million and $1.2 million to its defined benefit pension plans during the three and nine months ended September 30, 2009, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2009.

15. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162," which superseded the existing accounting principles generally accepted in the United States of America ("U.S. GAAP"), making the FASB Accounting Standards Codification ("ASC") the single official source of authoritative U.S. GAAP (other than rules and interpretive releases issued by the Securities and Exchange Commission for non-governmental entities). The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates, which will serve to update the ASC. The ASC was not intended to change U.S. GAAP, instead simplifying it into one level of authoritative literature in a user-friendly research system, categorized by topic. The Company adopted the ASC

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. New Accounting Pronouncements (Continued)

during the third quarter of 2009 by using the new guidelines and numbering system prescribed when referencing U.S.GAAP in this Form 10-Q. Although the ASC adoption changed the Company's references to U.S. GAAP accounting standards, it did not impact the Company's results of operations, financial position or liquidity.

        In June 2009, the FASB issued amended guidance related to the transfer of financial assets. The new guidance, listed under ASC 860, "Transfers and Servicing," requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The Company is currently assessing the impact of this standard on its consolidated financial statements.

        In June 2009, the FASB issued amended guidance related to consolidation of variable interest entities. The new guidance, listed under ASC 810, "Consolidation," changes how a reporting entity determines when a variable interest entity should be consolidated. It also requires additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. This standard is effective for interim and annual periods ending after November 15, 2009. The Company is currently assessing the impact of this standard on its consolidated financial statements.

        In August 2009, the FASB issued new guidance related to liabilities measured at fair value. The new guidance, listed under ASC 820, "Fair Value Measurements and Disclosures," provides clarification on how to measure the fair value of a liability in which a quoted price in an active market for an identical liability is not available. This statement is effective for the Company's fourth quarter of 2009. The Company is currently assessing the impact of this standard on its consolidated financial statements.

        In December 2008, the FASB issued amended guidance relating to the disclosure of employers' postretirement benefit plan assets. The new guidance, which is now part of ASC 715, "Compensation—Retirement Benefits," requires more detailed disclosures about employers' pension plan assets. New disclosures will include additional information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard will only affect disclosures and will have no impact on the Company's consolidated financial statements. This statement is effective for fiscal years ending after December 15, 2009.

16. Subsequent Events

        The Company has evaluated all subsequent events through November 9, 2009, the date on which the financial statements were issued.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated September 6, 2002, TriMas Corporation ("Parent"), issued 9 7/8% Senior Subordinated Notes due 2012 in a total principal amount of $437.8 million (face value), of which approximately $181.2 million has subsequently been retired through September 30, 2009. These Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Balance Sheet

(dollars in thousands)

	September 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$17,220	$7,550	$—	$24,770
Trade receivables, net	—	83,070	16,290	—	99,360
Receivables, intercompany	—	—	1,680	(1,680)	—
Inventories	—	118,900	22,930	—	141,830
Deferred income taxes	—	16,070	900	—	16,970
Prepaid expenses and other current assets	—	5,510	1,170	—	6,680
Assets of discontinued operations held for sale	—	2,700	—	—	2,700

Total current assets	—	243,470	50,520	(1,680)	292,310
Investments in subsidiaries	336,220	102,120	—	(438,340)	—
Property and equipment, net	—	123,120	47,640	—	170,760
Goodwill	—	148,220	48,300	—	196,520
Intangibles and other assets	3,080	176,940	4,400	—	184,420

Total assets	$339,300	$793,870	$150,860	$(440,020)	$844,010

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,740	$3,900	$—	$6,640
Accounts payable, trade	—	62,810	16,840	—	79,650
Accounts payable, intercompany	—	1,680	—	(1,680)	—
Accrued liabilities	7,410	56,660	9,640	—	73,710
Liabilities of discontinued operations	—	1,240	—	—	1,240

Total current liabilities	7,410	125,130	30,380	(1,680)	161,240
Long-term debt	256,140	249,810	12,790	—	518,740
Deferred income taxes	2,010	39,730	3,940	—	45,680
Other long-term liabilities	—	42,980	1,630	—	44,610

Total liabilities	265,560	457,650	48,740	(1,680)	770,270

Total shareholders' equity	73,740	336,220	102,120	(438,340)	73,740

Total liabilities and shareholders' equity	$339,300	$793,870	$150,860	$(440,020)	$844,010

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Operations

(dollars in thousands)

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$156,710	$56,810	$(9,790)	$203,730
Cost of sales	—	(111,940)	(44,150)	9,790	(146,300)

Gross profit	—	44,770	12,660	—	57,430
Selling, general and administrative expenses	(160)	(31,440)	(5,680)	—	(37,280)
Gain (loss) on dispositions of property and equipment	—	(210)	230	—	20

Operating profit (loss)	(160)	13,120	7,210	—	20,170
Other income (expense), net:
Interest expense	(6,690)	(3,790)	(280)	—	(10,760)
Gain on extinguishment of debt	1,180	—	—	—	1,180
Other, net	—	30	(220)	—	(190)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(5,670)	9,360	6,710	—	10,400
Income tax (expense) benefit	1,980	(4,240)	(1,630)	—	(3,890)
Equity in net income (loss) of subsidiaries	9,520	5,080	—	(14,600)	—

Income (loss) from continuing operations	5,830	10,200	5,080	(14,600)	6,510
Loss from discontinued operations	—	(680)	—	—	(680)

Net income (loss)	$5,830	$9,520	$5,080	$(14,600)	$5,830

	Three Months Ended September 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$211,540	$59,910	$(10,720)	$260,730
Cost of sales	—	(154,070)	(48,750)	10,720	(192,100)

Gross profit	—	57,470	11,160	—	68,630
Selling, general and administrative expenses	—	(35,010)	(6,150)	—	(41,160)
Gain (loss) on dispositions of property and equipment	—	(190)	240	—	50

Operating profit	—	22,270	5,250	—	27,520
Other income (expense), net:
Interest expense	(8,750)	(4,370)	(450)	—	(13,570)
Other, net	—	660	(1,140)	—	(480)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(8,750)	18,560	3,660	—	13,470
Income tax (expense) benefit	3,070	(7,140)	(1,340)	—	(5,410)
Equity in net income (loss) of subsidiaries	14,000	2,320	—	(16,320)	—

Income (loss) from continuing operations	8,320	13,740	2,320	(16,320)	8,060
Income from discontinued operations	—	260	—	—	260

Net income (loss)	$8,320	$14,000	$2,320	$(16,320)	$8,320

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

 Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Operations

(dollars in thousands)

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$491,730	$148,100	$(24,740)	$615,090
Cost of sales	—	(368,500)	(118,450)	24,740	(462,210)

Gross profit	—	123,230	29,650	—	152,880
Selling, general and administrative expenses	(350)	(97,070)	(15,510)	—	(112,930)
Gain (loss) on dispositions of property and equipment	—	(70)	250	—	180

Operating profit (loss)	(350)	26,090	14,390	—	40,130
Other income (expense), net:
Interest expense	(22,160)	(11,650)	(750)	—	(34,560)
Gain on extinguishment of debt	28,250	—	—	—	28,250
Other, net	—	500	(2,210)	—	(1,710)

Income before income tax expense and equity in net income (loss) of subsidiaries	5,740	14,940	11,430	—	32,110
Income tax expense	(2,010)	(6,930)	(3,290)	—	(12,230)
Equity in net income (loss) of subsidiaries	7,410	8,140	—	(15,550)	—

Income (loss) from continuing operations	11,140	16,150	8,140	(15,550)	19,880
Loss from discontinued operations	—	(8,740)	—	—	(8,740)

Net income (loss)	$11,140	$7,410	$8,140	$(15,550)	$11,140

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$653,750	$191,130	$(36,720)	$808,160
Cost of sales	—	(478,150)	(152,150)	36,720	(593,580)

Gross profit	—	175,600	38,980	—	214,580
Selling, general and administrative expenses	—	(110,600)	(18,140)	—	(128,740)
Gain (loss) on dispositions of property and equipment	—	(490)	330	—	(160)

Operating profit	—	64,510	21,170	—	85,680
Other income (expense), net:
Interest expense	(26,280)	(14,540)	(1,340)	—	(42,160)
Other, net		2,290	(5,300)	—	(3,010)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(26,280)	52,260	14,530	—	40,510
Income tax (expense) benefit	9,200	(19,600)	(4,750)	—	(15,150)
Equity in net income (loss) of subsidiaries	42,720	9,780	—	(52,500)	—

Income (loss) from continuing operations	25,640	42,440	9,780	(52,500)	25,360
Income from discontinued operations	—	280	—	—	280

Net income (loss)	$25,640	$42,720	$9,780	$(52,500)	$25,640

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor

Condensed Financial Statements

Consolidating Statement of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,320)	$53,360	$28,600	$—	$67,640

Cash Flows from Investing Activities:
Capital expenditures	—	(9,210)	(1,640)	—	(10,850)
Net proceeds from disposition of businesses and other assets	—	22,380	720	—	23,100

Net cash provided by (used for) investing activities	—	13,170	(920)	—	12,250

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,950)	(420)	—	(2,370)
Proceeds from borrowings on revolving credit facilities	—	674,780	3,150	—	677,930
Repayments of borrowings on revolving credit facilities	—	(683,300)	(7,440)	—	(690,740)
Retirement of senior subordinated notes	(43,850)	—	—	—	(43,850)
Intercompany transfers (to) from subsidiaries	58,170	(39,180)	(18,990)	—	—

Net cash provided by (used for) financing activities	14,320	(49,650)	(23,700)	—	(59,030)

Cash and Cash Equivalents:
Increase for the period	—	16,880	3,980	—	20,860
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$17,220	$7,550	$—	$24,770

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

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions have persisted during the first nine months of 2009, resulting in reductions in sales and earnings from comparable prior periods across all of the Company's reportable segments. We expect that revenue and earnings will continue to trend below historical levels until the current unfavorable economic conditions improve.

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

        The demand for some of our products, particularly in the Cequent segment, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. Sales and earnings have declined further as a result of the worsening of the global economic conditions in 2009. We expect the current end market conditions in the Cequent segment will continue to remain weak and/or decline until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        The key element of our Profit Improvement Plan implemented during the first nine months of 2009 is the restructuring of our legacy towing, trailering and electrical businesses within our Cequent reportable segment into one business, rationalizing facilities and the management team. This restructuring plan includes the previously announced closure of the Mosinee, WI manufacturing facility by the end of 2009, with the production and distribution functions previously located in Mosinee being relocated to lower-cost manufacturing facilities or to third-party sourcing partners.

        During the first nine months of 2008, we restructured our organizational structure within our corporate office. These actions comprised the majority of the restructuring charges incurred during the first nine months of 2008.

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

        Management believes that consideration of Adjusted EBITDA together with a careful review of our results reported under GAAP is the best way to analyze our ability to service and/or incur indebtedness, as we are a highly leveraged company. We use Adjusted EBITDA as a key performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by excluding potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), and the impact of purchase accounting as well as depreciation and amortization expense. Because Adjusted EBITDA facilitates internal comparisons of our historical operating performance on a more consistent basis, we also use Adjusted EBITDA for business planning purposes, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows from operating activities for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Net income	$5,830	$8,320	$11,140	$25,640
Income tax expense	3,420	5,560	6,650	15,310
Interest expense	10,930	13,630	35,050	42,320
Debt extinguishment costs	150	—	1,140	—
Depreciation and amortization	10,580	10,740	33,410	32,440

Adjusted EBITDA, total company	$30,910	$38,250	$87,390	$115,710
Interest paid	(3,630)	(5,140)	(25,460)	(32,240)
Taxes paid	(2,420)	(1,130)	(6,730)	(6,460)
(Gain) loss on dispositions of property and equipment	(20)	(50)	(180)	40
Gain on extinguishment of debt	(1,330)	—	(29,390)	—
Receivables sales and securitization, net	(9,740)	(23,100)	(15,690)	(26,730)
Net change in working capital	21,700	(9,300)	57,700	(27,530)

Cash flows provided by (used for) operating activities	$35,470	$(470)	$67,640	$22,790

        The following details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income under GAAP and are not added back to net income in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Facility and business consolidation costs(a)	$60	$—	$120	$720
Business unit restructuring costs(b)	2,290	710	6,590	2,970

	$2,350	$710	$6,710	$3,690

(a)
Includes employee training, severance and relocation costs, equipment move and plant rearrangement costs associated with facility and business consolidations.

(b)
Principally employee severance costs and exit costs associated with business unit restructuring.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current reportable segments for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$39,730	19.5%	$43,350	16.6%
Energy	36,000	17.7%	55,430	21.3%
Aerospace & Defense	16,060	7.9%	24,550	9.4%
Engineered Components	15,860	7.8%	34,690	13.3%
Cequent	96,080	47.2%	102,710	39.4%

Total	$203,730	100.0%	$260,730	100.0%

Gross Profit:
Packaging	$14,330	36.1%	$14,220	32.8%
Energy	9,270	25.8%	14,680	26.5%
Aerospace & Defense	7,190	44.8%	10,920	44.5%
Engineered Components	1,780	11.2%	5,740	16.5%
Cequent	24,860	25.9%	23,070	22.5%

Total	$57,430	28.2%	$68,630	26.3%

Selling, General and Administrative:
Packaging	$5,150	13.0%	$6,130	14.1%
Energy	6,010	16.7%	6,500	11.7%
Aerospace & Defense	2,000	12.5%	2,280	9.3%
Engineered Components	1,750	11.0%	2,130	6.1%
Cequent	17,830	18.6%	19,060	18.6%
Corporate expenses	4,540	N/A	5,060	N/A

Total	$37,280	18.3%	$41,160	15.8%

Operating Profit:
Packaging	$9,160	23.1%	$8,300	19.1%
Energy	3,200	8.9%	8,170	14.7%
Aerospace & Defense	5,190	32.3%	8,640	35.2%
Engineered Components	(60)	-0.4%	3,470	10.0%
Cequent	7,220	7.5%	4,000	3.9%
Corporate expenses	(4,540)	N/A	(5,060)	N/A

Total	$20,170	9.9%	$27,520	10.6%

Adjusted EBITDA:
Packaging	$12,540	31.6%	$11,640	26.9%
Energy	3,950	11.0%	8,850	16.0%
Aerospace & Defense	5,760	35.9%	9,080	37.0%
Engineered Components	980	6.2%	4,510	13.0%
Cequent	12,200	12.7%	8,560	8.3%
Corporate expenses	(3,520)	N/A	(5,470)	N/A

Subtotal from continuing operations	31,910	15.7%	37,170	14.3%

Discontinued operations	(1,000)	N/A	1,080	N/A

Total company	$30,910	15.2%	$38,250	14.7%

        The following table summarizes financial information for our five current reportable segments for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$106,130	17.3%	$128,910	16.0%
Energy	111,260	18.1%	157,390	19.5%
Aerospace & Defense	56,530	9.2%	65,770	8.1%
Engineered Components	51,100	8.3%	103,160	12.8%
Cequent	290,070	47.2%	352,930	43.7%

Total	$615,090	100.0%	$808,160	100.0%

Gross Profit:
Packaging	$37,680	35.5%	$43,710	33.9%
Energy	27,330	24.6%	44,710	28.4%
Aerospace & Defense	24,870	44.0%	29,400	44.7%
Engineered Components	4,340	8.5%	19,620	19.0%
Cequent	58,660	20.2%	77,140	21.9%

Total	$152,880	24.9%	$214,580	26.6%

Selling, General and Administrative:
Packaging	$14,490	13.7%	$17,470	13.6%
Energy	17,880	16.1%	20,030	12.7%
Aerospace & Defense	6,450	11.4%	7,150	10.9%
Engineered Components	5,240	10.3%	6,890	6.7%
Cequent	52,070	18.0%	59,000	16.7%
Corporate expenses	16,800	N/A	18,200	N/A

Total	$112,930	18.4%	$128,740	15.9%

Operating Profit:
Packaging	$23,390	22.0%	$26,530	20.6%
Energy	9,380	8.4%	24,670	15.7%
Aerospace & Defense	18,410	32.6%	22,230	33.8%
Engineered Components	(1,010)	-2.0%	12,520	12.1%
Cequent	6,760	2.3%	17,930	5.1%
Corporate expenses	(16,800)	N/A	(18,200)	N/A

Total	$40,130	6.5%	$85,680	10.6%

Adjusted EBITDA:
Packaging	$32,760	30.9%	$36,420	28.3%
Energy	11,730	10.5%	26,670	16.9%
Aerospace & Defense	20,180	35.7%	23,560	35.8%
Engineered Components	2,150	4.2%	15,630	15.2%
Cequent	21,700	7.5%	30,940	8.8%
Corporate (expenses) income	11,360	N/A	(19,910)	N/A

Subtotal from continuing operations	99,880	16.2%	113,310	14.0%

Discontinued operations	(12,490)	N/A	2,400	N/A

Total company	$87,390	14.2%	$115,710	14.3%

  Results of Operations

        The principal factors impacting us during the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008, were:

  •
  the continued impact of the current global economic recession, resulting in lower sales volumes and reduced earnings across all of our reportable segments;

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Cequent segment;

  •
  compression of gross profit margins in certain of our segments due to lower absorption of fixed costs and, during the first quarter of 2009, sales of higher-cost inventory; and

  •
  increases in the value of the U.S. dollar as compared to the currencies in other countries where we operate.

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        Overall, net sales decreased approximately $57.0 million, or approximately 21.9%, for the three months ended September 30, 2009, as compared with the three months ended September 30, 2008. Although a few of our businesses benefitted from new product introductions and new sales promotions during the third quarter of 2009, net sales declined in each of our five reportable segments, generally due to lower sales volumes resulting from the current global economic recession. In addition, net sales were unfavorably impacted by approximately $3.1 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 28.2% and 26.3% for the three months ended September 30, 2009 and 2008, respectively, as we were able to increase our gross profit margin by 190 basis points despite lower sales volumes, reduced absorption of fixed costs and unfavorable currency exchange. The increase in profit margin is attributed primarily to the realization of savings resulting from our cost reduction and alternate sourcing initiatives that began in the fourth quarter of 2008, with the largest impact experienced in our Packaging and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 9.9% and 10.6% for the three months ended September 30, 2009 and 2008, respectively. Operating profit decreased approximately $7.3 million, or 26.7%, to $20.2 million for the three months ended September 30, 2009, from $27.5 million for the three months ended September 30, 2008. Although our operating profit margin increased within our Packaging and Cequent segments as a result of our cost reduction and alternate sourcing initiatives, and we reduced gross selling, general and administrative expenses in each of our segments in response to the current economic conditions, company-wide operating profit margin declined primarily as a result of net sales declining by a greater percentage of 21.9% than the 9.4% decline in selling, general and administrative spending.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 15.7% and 14.3% for the three months ended September 30, 2009 and 2008, respectively. Adjusted EBITDA decreased approximately $5.3 million for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. After consideration of the $1.3 million gross gain on extinguishment of debt in the third quarter of 2009, an increase in year-over-year depreciation expense of approximately $0.4 million and approximately $0.3 million greater gains on transactions denominated in foreign currencies in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales decreased approximately $3.6 million, or 8.4%, to $39.7 million in the three months ended September 30, 2009, as compared to $43.3 million in the three months ended September 30, 2008. Overall, sales decreased approximately $1.9 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $5.0 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, due primarily to increased sales into the personal care markets, pharmaceuticals, and the food industries. Sales of our industrial closures, rings and levers decreased by approximately $6.7 million in the three months ended September 30, 2009 compared to the three months ended September 30, 2008, primarily as a result of the continued general economic slowdown.

        Packaging's gross profit increased approximately $0.1 million to $14.3 million, or 36.1% of sales, in the three months ended September 30, 2009, as compared to $14.2 million, or 32.8% of sales, in the three months ended September 30, 2008. Gross profit increased by approximately $2.0 million due to the implementation of cost reduction and productivity projects, better matching resources with actual sales volumes, and lower costs for certain commodities due to alternate sourcing or improved internal processing collectively increased gross profit by approximately $2.0 million year-over-year. These improvements were essentially offset by approximately $1.1 million of reduced gross profit resulting from lower sales volumes and $0.8 million of unfavorable currency exchange.

        Packaging's selling, general and administrative expenses decreased approximately $1.0 million to $5.1 million, or 13.0% of sales, in the three months ended September 30, 2009, as compared to $6.1 million, or 14.1% of sales, in the three months ended September 30, 2008, due primarily to reduced discretionary spending to better align the fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging's operating profit increased approximately $0.9 million to $9.2 million, or 23.1% of sales, in the three months ended September 30, 2009, as compared to $8.3 million, or 19.1% of sales, in three months ended September 30, 2008. The increase in operating profit between years is primarily attributed to our implemented initiatives for productivity, cost reduction, alternate sourcing of commodities and reduced selling, general and administrative spending, the impact of which was partially offset by lower sales volumes of the industrial products and unfavorable currency exchange.

        Packaging's Adjusted EBITDA increased approximately $0.9 million to $12.5 million, or 31.6% of sales, in the three months ended September 30, 2009, as compared to $11.6 million, or 26.9% of sales, in the three months ended September 30, 2008, consistent with the change in operating profit between years.

        Energy.    Net sales for the three months ended September 30, 2009 decreased approximately $19.4 million, or 35.1%, to $36.0 million, as compared to $55.4 million in the three months ended September 30, 2008. Sales of specialty gaskets and related fastening hardware decreased approximately $5.1 million as a result of reduced levels of turn-around activity at petrochemical refineries and decreased sales demand from the chemical industry, as customers continue to defer maintenance and new programs that require our replacement and specialty gaskets and hardware. Sales within our engine business decreased by approximately $14.3 million, due to reductions of drilling activity in North America and customers deferring completion of previously drilled wells. Sales of compressor products increased slightly, as the Company continues to develop new products to add to its well-site content.

        Gross profit within Energy decreased approximately $5.4 million to $9.3 million, or 25.8% of sales, in the three months ended September 30, 2009, as compared to $14.7 million, or 26.5% of sales, in the three months ended September 30, 2008. Gross profit decreased approximately $5.1 million as a result of the reduction in sales levels between years. The remaining decrease in gross profit is primarily attributable to lower absorption of fixed costs resulting from the decline in sales volumes.

        Selling, general and administrative expenses within Energy decreased approximately $0.5 million to $6.0 million, or 16.7% of net sales, in the three months ended September 30, 2009, as compared to $6.5 million, or 11.7% of net sales, in the three months ended September 30, 2008. This decrease was primarily due to reduced sales commissions, compensation and other administrative costs in an effort to match spending and headcount to current production volumes. These decreases were partially offset by the opening of two new branches within our specialty gasket business, one in Salt Lake City, Utah, and one in Rotterdam, Netherlands, in 2009, which increased selling, general and administrative expenses in the third quarter of 2009 by approximately $0.3 million.

        Overall, operating profit within Energy decreased approximately $5.0 million to $3.2 million, or 8.9% of sales, in the three months ended September 30, 2009, as compared to $8.2 million, or 14.7% of sales, in the three months ended September 30, 2008, due principally to lower sales volumes and lower absorption of fixed costs, which were partially offset by reductions in commissions, salaries and other administrative costs in light of the lower sales volumes.

        Energy's Adjusted EBITDA decreased $4.9 million to $4.0 million, or 11.0% of sales, in the three months ended September 30, 2009, as compared to $8.9 million, or 16.0% of sales, in the three months ended September 30, 2008, consistent with the decrease in operating profit between years.

        Aerospace & Defense.    Net sales for the three months ended September 30, 2009 decreased approximately $8.5 million, or 34.6%, to $16.1 million, as compared to $24.6 million in the three months ended September 30, 2008. Sales in our aerospace business decreased approximately $6.8 million, primarily due to lower blind-bolt fastener sales resulting from delays of new programs by our aircraft manufacturer customers and reductions in on-hand inventory levels by our distribution customers in response to the current economic uncertainty. This decrease was partially offset by sales of new products of approximately $0.5 million during the third quarter of 2009, which increase our content on certain aircraft. Sales in our defense business decreased approximately $1.7 million. Our defense business did not sell any cartridge cases in the third quarter of 2009 due to the ongoing relocation of the defense facility, which began in the second quarter of 2009. Our defense business sold $3.9 million of cartridge cases in the third quarter of 2008 in advance of the facility relocation. The decrease in cartridge case sales was partially offset by new product sales of approximately $1.9 million and an increase of approximately $0.3 million in revenue associated with managing the relocation and closure of the defense facility.

        Gross profit within Aerospace & Defense decreased approximately $3.7 million to $7.2 million, or 44.8% of sales, in the three months ended September 30, 2009, from $10.9 million, or 44.5% of sales, in the three months ended September 30, 2008, due primarily to the decline in sales levels between years. Gross profit, as a percentage of sales, improved during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due to a more favorable product sales mix.

        Selling, general and administrative expenses decreased approximately $0.3 million to $2.0 million, or 12.5% of sales, in the three months ended September 30, 2009, as compared to $2.3 million, or 9.3% of sales, in the three months ended September 30, 2008 due primarily to reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Aerospace & Defense decreased approximately $3.4 million to $5.2 million, or 32.3% of sales, in the three months ended September 30, 2009, as compared to $8.6 million, or 35.2% of sales, in the three months ended September 30, 2008, primarily due lower sales volumes, which were partially offset by new product sales in our aerospace business, a more favorable product sales mix and reduced discretionary spending in our selling, general and administrative expenses.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $3.3 million to $5.8 million, or 35.9% of sales, in the three months ended September 30, 2009, as compared to $9.1 million, or 37.0%

of sales, in the three months ended September 30, 2008, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the three months ended September 30, 2009 decreased approximately $18.8 million, or 54.3%, to $15.9 million, as compared to $34.7 million in the three months ended September 30, 2008. Sales within our specialty fittings business increased by approximately $0.2 million, due to new product offerings for automotive fuel systems, which more than offset the lower sales of our core tube nut products which have been significantly impacted by the continued weak domestic automotive market demand. Sales in our industrial cylinder and precision tool cutting businesses decreased by approximately $16.8 million and $1.5 million, respectively, due primarily to the global economic recession, which has significantly impacted industrial applications and products. Finally, sales in our medical device business decreased $0.8 million due to certain contract manufacturing awards that did not recur in the third quarter of 2009.

        Gross profit within Engineered Components decreased approximately $3.9 million to $1.8 million, or 11.2% of sales, in the three months ended September 30, 2009, from $5.7 million, or 16.5% of sales, in the three months ended September 30, 2008. Gross profit decreased approximately $3.1 million as a result of the decline in sales levels between years. The remaining decrease in gross profit was primarily due to lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased approximately $0.4 million to $1.7 million, or 11.0% of sales, in the three months ended September 30, 2009, as compared to $2.1 million, or 6.1% of sales, in the three months ended September 30, 2008 due primarily to reduced sales commissions and discretionary spending in light of the significant decrease in sales levels between years.

        Operating profit within Engineered Components decreased $3.5 million to approximately $0, in the three months ended September 30, 2009, as compared to operating profit of $3.5 million, or 10.0% of sales, in the three months ended September 30, 2008, primarily due to lower sales volumes and lower absorption of fixed costs, which were partially offset by reduced sales commissions and discretionary spending in selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA decreased $3.5 million to $1.0 million, or 6.2% of sales, in the three months ended September 30, 2009, as compared to $4.5 million, or 13.0% of sales, in the three months ended September 30, 2008, consistent with the decrease in operating profit between years.

        Cequent.    Net sales decreased approximately $6.6 million to $96.1 million in the three months ended September 30, 2009, as compared to $102.7 million in the three months ended September 30, 2008. Net sales were unfavorably impacted by approximately $1.1 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales in our retail business decreased $1.6 million, primarily as a result of reduced sales volumes to existing retail customers due to the economic uncertainty. This reduction in sales volume driven by the economic uncertainty was partially offset by considerable additional business at a few large customers and the addition of several new customers during 2009. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) decreased by $5.0 million, due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions. Sales in our Australia/Asia Pacific business increased approximately $1.1 million, due primarily to increases in certain original equipment manufacturer and aftermarket sales resulting from new government stimulus incentives announced during the third quarter of 2009.

        Cequent's gross profit increased approximately $1.8 million to $24.9 million, or 25.9% of sales, in the three months ended September 30, 2009, from approximately $23.1 million, or 22.5% of sales, in the three months ended September 30, 2008. The increase is primarily a result of cost reduction and alternate sourcing efforts initiated starting in the fourth quarter of 2008 as a part of our Profit Improvement Plan to resize the business and its fixed cost structure, to be more in line with the current demand given the economic uncertainty. Gross profit increased despite approximately $1.7 million of costs incurred in the third quarter of 2009 associated with implementing the Performance Improvement Plan, the majority of which related to period costs associated with the ramping-down of production, lower absorption of fixed costs, and move costs to other facilities associated with the closure of our Mosinee, WI manufacturing facility, which will cease operations during the fourth quarter of 2009. In addition, gross profit was unfavorably impacted by an approximate $1.5 million due to the decline in sales between periods and $0.3 million of unfavorable currency exchange.

        Selling, general and administrative expenses decreased approximately $1.3 million to $17.8 million, or 18.6% of sales, in the three months ended September 30, 2009, as compared to $19.1 million, or 18.6% of sales, in the three months ended September 30, 2008. The decrease is primarily due to reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan, as the company reduces its fixed cost structure and minimizes its spending levels in response to the current economic downturn. Total expense decreased despite approximately $0.3 million of costs incurred associated with implementing the Profit Improvement Plan.

        Cequent's operating profit increased approximately $3.2 million to approximately $7.2 million, or 7.5% of sales, in the three months ended September 30, 2009, from $4.0 million, or 3.9% of net sales, in the three months ended September 30, 2008. The increase in operating profit is due primarily to the cost reductions and alternate sourcing arrangements that have been implemented as part of the Profit Improvement Plan. The increase was partially offset by lower sales volumes, unfavorable foreign currency exchange, and certain costs incurred in connection with the implementation of the Profit Improvement Plan, the majority of which relate to the closure of the Mosinee, WI facility.

        Cequent's Adjusted EBITDA increased approximately $3.6 million to $12.2 million, or 12.7% of sales, for the three months ended September 30, 2009, from $8.6 million, or 8.3% of sales, for the three months ended September 30, 2008. After consideration of approximately $0.4 million of higher depreciation expense in the three months ended September 30, 2009 compared with the three months ended September 30, 2008, due primarily to accelerated depreciation incurred in the third quarter of 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended September 30,
	2009	2008
	(in millions)
Corporate operating expenses	$2.0	$2.6
Employee costs and related benefits	2.5	2.5

Corporate expenses—operating profit	$4.5	$5.1
Receivables sales and securitization expenses	0.4	0.7
Gain on extinguishment of debt	(1.3)	—
Depreciation	—	(0.1)
Other, net	(0.1)	(0.2)

Corporate expenses (income)—Adjusted EBITDA	$3.5	$5.5

        Corporate expenses included in operating profit decreased approximately $0.6 million to $4.5 million for the three months ended September 30, 2009, from $5.1 million for the three months ended September 30, 2008. The decrease between years is due primarily to decreased professional services fees due to reduced consulting services utilized in the third quarter of 2009 compared with the third quarter of 2008. Receivables sales and securitization expenses decreased by approximately $0.3 million for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 as we utilized our revolving credit borrowings as our primary source of liquidity in 2009 as compared with our securitization facility in 2008. In addition, during the third quarter of 2009, we retired approximately $10.0 million face value of our senior subordinated notes, resulting in a net gain of approximately $1.2 million after considering non-cash debt extinguishment costs of $0.1 million.

        Interest Expense.    Interest expense decreased approximately $2.8 million, to $10.8 million, for the three months ended September 30, 2009, as compared to $13.6 million for the three months ended September 30, 2008. The decrease is primarily attributable to approximately $1.9 million of lower interest expense incurred on our senior subordinated notes, as we have retired approximately $81.2 million of these notes between December 2008 and September 30, 2009. The remainder of the decrease in interest expense resulted from a decrease in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 3.8% during the third quarter of 2009, from approximately 5.0% during the third quarter of 2008. These declines were partially offset by an increase in our weighted-average U.S. borrowings from approximately $282.5 million in the three months ended September 30, 2008 to approximately $309.4 million in the three months ended September 30, 2009, as we utilized our revolving credit facility in 2009 as our primary source to fund operations (as it was our lowest cost source of borrowings), as compared to utilizing our receivables securitization facility as the primary source of operational funding in the third quarter of 2008, when it was the lowest cost alternative.

        Other Expense, Net.    Other expense, net decreased approximately $0.3 million, to $0.2 million for the three months ended September 30, 2009, as compared to $0.5 million for the three months ended September 30, 2008. In the third quarter of 2009, we incurred approximately $0.4 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and recognized approximately $0.5 million of gains on transactions denominated in foreign currencies. In the third quarter of 2008, we incurred approximately $0.7 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and recognized approximately $0.2 million of gains on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended September 30, 2009 and 2008.

        Income Taxes.    The effective income tax rates for the three months ended September 30, 2009 and 2008 were 37% and 40%, respectively. The decrease in the effective tax rate in the three months ended September 30, 2009 compared to the same period a year ago is primarily due to a shift in pre-tax income from higher-taxed jurisdictions to lower-taxed jurisdictions, which was partially offset by recording a valuation allowance against a loss carry-forward of approximately $1.0 million. In the three months ended September 30, 2009, the Company reported domestic and foreign pre-tax income of approximately $2.9 million and $7.5 million, respectively. In the three months ended September 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $8.9 million and $4.6 million, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our N.I. Industries property management line of business, which is currently held for sale, and our specialty tapes and laminates business, which was sold in February 2009. Loss from discontinued operations, net of income tax benefit, was $0.7 million for the three months ended September 30, 2009, as compared to income from discontinued operations, net of income tax expense, of $0.3 million for the three months ended September 30, 2008. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        Overall, net sales decreased approximately $193.1 million, or approximately 23.9%, for the nine months ended September 30, 2009, as compared with the nine months ended September 30, 2008. Although a few of our businesses benefitted from new product introductions during the first three quarters of 2009, net sales declined in each of our five reportable segments, generally due to lower sales volumes resulting from the continued global economic recession. In addition, net sales were unfavorably impacted by approximately $16.8 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 24.9% and 26.6% for the nine months ended September 30, 2009 and 2008, respectively, declining primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. In addition, gross profit was negatively impact by approximately $4.8 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Operating profit margin (operating profit as a percentage of sales) approximated 6.5% and 10.6% for the nine months ended September 30, 2009 and 2008, respectively. Operating profit decreased approximately $45.6 million, or 53.3%, to $40.0 million for the nine months ended September 30, 2009, from $85.7 million for the nine months ended September 30, 2008. Consistent with the decrease in gross profit, operating profit also declined primarily as a result of the lower sales volumes and lower absorption of fixed costs associated with lower production and/or sales levels. However, we did reduce our selling, general and administrative expenses by approximately $15.8 million in the first three quarters of 2009 compared to the first three quarters of 2008, primarily as a result of realization of savings associated with our Profit Improvement Plan in the third quarter of 2009 and concerted efforts to reduce discretionary spending in response to the current economic conditions.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.2% and 14.0% for the nine months ended September 30, 2009 and 2008, respectively. Adjusted EBITDA decreased approximately $13.4 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. After consideration of the $29.4 million gross gain on extinguishment of debt, an increase in year-over-year depreciation expense of approximately $1.4 million, gains on transactions denominated in foreign currencies in the nine months ended September 30, 2009 of approximately $0.4 million as compared to losses on transactions denominated in foreign currencies in the nine months ended September 30, 2008 of approximately $0.4 million, and $0.6 million lower year-over-year expense for receivables sales and securitization, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales decreased approximately $22.8 million, or 17.7%, to $106.1 million in the nine months ended September 30, 2009, as compared to $128.9 million in the nine months ended September 30, 2008. Overall, sales decreased approximately $7.9 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $9.9 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, due primarily to increased sales into the personal care markets, pharmaceuticals, and the food industries. Sales of our industrial closures, rings and levers decreased by approximately $24.8 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of the continued general economic slowdown.

        Packaging' gross profit decreased approximately $6.0 million to $37.7 million, or 35.5% of sales, in the nine months ended September 30, 2009, as compared to $43.7 million, or 33.9% of sales, in the nine months ended September 30, 2008. The decrease in gross profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, the impact of which was partially offset by lower steel and resin costs year-over-year.

        Packaging' selling, general and administrative expenses decreased approximately $3.0 million to $14.5 million, or 13.7% of sales, in the nine months ended September 30, 2009, as compared to $17.5 million, or 13.6% of sales, in the nine months ended September 30, 2008. Discretionary spending has been reduced from 2008 levels, and additional selling, and general and administrative cost reduction plans have been implemented to better align the fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging' operating profit decreased approximately $3.1 million to $23.4 million, or 22.0% of sales, in the nine months ended September 30, 2009, as compared to $26.5 million, or 20.6% of sales, in nine months ended September 30, 2008. The decrease in operating profit between years is primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange, which were partially offset by lower steel and resin costs, and reduced selling, general and administrative costs as a result of our cost reduction plans.

        Packaging' Adjusted EBITDA decreased approximately $3.6 million to $32.8 million, or 30.9% of sales, in the nine months ended September 30, 2009, as compared to $36.4 million, or 28.3% of sales, in the nine months ended September 30, 2008, consistent with the change in operating profit between years after consideration of increased foreign currency transaction losses of approximately $0.2 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 and $0.4 million reduced depreciation expense in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

        Energy.    Net sales for the nine months ended September 30, 2009 decreased approximately $46.1 million, or 29.3%, to $111.3 million, as compared to $157.4 million in the nine months ended September 30, 2008. Sales of specialty gaskets and related fastening hardware decreased approximately $16.3 million as a result of reduced levels of turn-around activity at petrochemical refineries and decreased sales demand from the chemical industry, as customers continue to defer maintenance and new programs that require our replacement and specialty gaskets and hardware. Sales of slow speed and compressor engines and related products decreased by approximately $29.8 million, due to a reduction of drilling activity in North America and customers deferring completion of previously drilled wells. Sales of compressor products increased slightly, as the Company continues to develop new products to add to its well-site content.

        Gross profit within Energy decreased approximately $17.4 million to $27.3 million, or 24.6% of sales, in the nine months ended September 30, 2009, as compared to $44.7 million, or 28.4% of sales, in the nine months ended September 30, 2008. Gross profit decreased approximately $13.1 million as a result of the reduction in sales levels between years. The remaining decrease in gross profit is primarily attributable to lower absorption of fixed costs as a result of the lower sales volumes.

        Selling, general and administrative expenses within Energy decreased approximately $2.1 million to $17.9 million, or 16.1% of net sales, in the nine months ended September 30, 2009, as compared to $20.0 million or 12.7% of net sales, in the nine months ended September 30, 2008. This decrease was primarily due to reduced sales commissions, compensation and other administrative costs in an effort to match spending and headcount to current production volumes. These decreases were partially offset by the opening of two new branches within our specialty gasket business, one in Salt Lake City, Utah, and one in Rotterdam, Netherlands, in 2009, which has increased selling, general and administrative expenses in the first three quarters of 2009 by approximately $0.7 million.

        Overall, operating profit within Energy decreased approximately $15.3 million to $9.4 million, or 8.4% of sales, in the nine months ended September 30, 2009, as compared to $24.7 million, or 15.7% of sales, in the nine months ended September 30, 2008, due principally to lower sales volumes and lower absorption of fixed costs, which were partially offset by reductions in commissions, salaries and other administrative costs in light of lower sales volumes.

        Energy' Adjusted EBITDA decreased $15.0 million to $11.7 million, or 10.5% of sales, in the nine months ended September 30, 2009, as compared to $26.7 million, or 16.9% of sales, in the nine months ended September 30, 2008, consistent with the decrease in operating profit between years.

        Aerospace & Defense.    Net sales for the nine months ended September 30, 2009 decreased approximately $9.3 million, or 14.0%, to $56.5 million, as compared to $65.8 million in the nine months ended September 30, 2008. Sales in our aerospace business decreased approximately $8.9 million, primarily due to lower blind-bolt fastener sales resulting from program delays beginning in the first quarter of 2009 at commercial airframe manufacturers and inventory reductions by our distribution customers, who are adjusting inventory levels in response to the delayed programs and the current economic uncertainty. This decrease was partially offset by sales of new products, primarily titanium screws, of approximately $4.4 million during the first three quarters of 2009, which increased our content on certain aircraft. Sales in our defense business decreased approximately $0.4 million. Revenue associated with managing the relocation and closure of the defense facility increased $2.7 million in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. In addition, we had approximately $1.9 million of new product sales during the nine months ended September 30, 2009. These increases in revenue were more than offset by a decrease in cartridge sales of approximately $5.0 million in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008, as our customer had been building its inventory throughout 2008 in advance of the relocation of the facility, which began in late second quarter 2009.

        Gross profit within Aerospace & Defense decreased approximately $4.5 million to $24.9 million, or 44.0% of sales, in the nine months ended September 30, 2009, from $29.4 million, or 44.7% of sales, in the nine months ended September 30, 2008. Gross profit decreased approximately $4.1 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by lower absorption of fixed costs as a result of lower production and/or sales levels, primarily within our aerospace business.

        Selling, general and administrative expenses decreased approximately $0.7 million to $6.5 million, or 11.4% of sales, in the nine months ended September 30, 2009, as compared to $7.2 million, or 10.9% of sales, in the nine months ended September 30, 2008 due primarily to reduced sales commissions and expenses and discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Aerospace & Defense decreased approximately $3.8 million to $18.4 million, or 32.6% of sales, in the nine months ended September 30, 2009, as compared to $22.2 million, or 33.8% of sales, in the nine months ended September 30, 2008, primarily due to lower sales volumes and lower absorption of fixed costs, which were partially offset by reduced selling, general and administrative expenses.

        Aerospace & Defense' Adjusted EBITDA decreased $3.4 million to $20.2 million, or 35.7% of sales, in the nine months ended September 30, 2009, as compared to $23.6 million, or 35.8% of sales, in the nine months ended September 30, 2008, consistent with the decrease in operating profit between years after consideration of approximately $0.4 million of higher depreciation expense in the first nine months of 2009 compared to the first nine months of 2008 resulting from the full-run-rate impact of procurement of additional machinery and equipment in our aerospace business during mid-2008.

        Engineered Components.    Net sales for the nine months ended September 30, 2009 decreased approximately $52.1 million, or 50.5%, to $51.1 million, as compared to $103.2 million in the nine months ended September 30, 2008. Sales within our specialty fittings business declined $3.1 million due to lower sales of our core tube nut products which have been significantly impacted by the continued weak domestic automotive market demand, this decrease was partially offset by new product offerings for automotive fuel systems. Sales in our industrial cylinder and precision tool cutting businesses decreased $40.7 million and $4.3 million, respectively, due primarily to the global economic recession, which as significantly impacted industrial applications and products. Finally, sales in our medical device business decreased $4.0 million due to certain contract manufacturing awards that did not recur in the first nine months of 2009.

        Gross profit within Engineered Components decreased approximately $15.3 million to $4.3 million, or 8.5% of sales, in the nine months ended September 30, 2009, from $19.6 million, or 19.0% of sales, in the nine months ended September 30, 2008. Gross profit decreased approximately $9.9 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by sales of higher-cost inventory, primarily related to steel, in excess of the businesses' ability to secure price increases and lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased approximately $1.7 million to $5.2 million, or 10.3% of sales, in the nine months ended September 30, 2009, as compared to $6.9 million, or 6.7% of sales, in the nine months ended September 30, 2008 due primarily to lower sales commissions and reduced discretionary spending in light of the decrease in sales levels between years.

        Operating profit within Engineered Components decreased approximately $13.5 million to a loss of $1.0 million, or (2.0%) of sales, in the nine months ended September 30, 2009, as compared to $12.5 million, or 12.1% of sales, in the nine months ended September 30, 2008, primarily due to lower sales volumes and lower absorption of fixed costs, which were partially offset by reduced sales commissions and discretionary spending within selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA decreased approximately $13.5 million to $2.1 million, or 4.2% of sales, in the nine months ended September 30, 2009, as compared to $15.6 million, or 15.2% of sales, in the nine months ended September 30, 2008, consistent with the decrease in operating profit between years.

        Cequent.    Net sales decreased approximately $62.9 million to $290.1 million in the nine months ended September 30, 2009, as compared to $352.9 million in the nine months ended September 30, 2008. Net sales were unfavorably impacted by approximately $8.1 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales in our retail business decreased $0.4 million, due to reduced sales volumes to existing retail customers due to the economic uncertainty, which was mostly offset by considerable additional business at a few large customers and the addition of several new customers during 2009. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) decreased by $50.5 million, due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions. Sales in our Australia/Asia Pacific business decreased approximately $3.9 million, due primarily to decreases in certain original equipment manufacturer revenue and the overall global economic recession, which improved in the third quarter of 2009 due to the government incentive stimulus, which bolstered revenues during the quarter.

        Cequent' gross profit decreased approximately $18.4 million to $58.7 million, or 20.2% of sales, in the nine months ended September 30, 2009, from approximately $77.1 million, or 21.9% of sales, in the nine months ended September 30, 2008. Of the decline in gross profit between years, approximately $13.7 million is attributed to the decline in sales between periods and $1.5 million is attributed to unfavorable currency exchange. The remaining decrease in gross profit was due to sales of higher-cost inventory in excess of the businesses' ability to secure sales price increases during the first two quarters of 2009, lower absorption of fixed costs as a result of lower production and/or sales levels and accelerated depreciation expense related to machinery and equipment in our Mosinee, WI manufacturing facility that will no longer be utilized following the closure of the facility during the fourth quarter of 2009.

        Selling, general and administrative expenses decreased approximately $6.9 million to $52.1 million, or 18.0% of sales, in the nine months ended September 30, 2009, as compared to $59.0 million, or 16.7% of sales, in the nine months ended September 30, 2008, due primarily to reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan to better align the spending and cost structure with the current demand and production levels. These decreases were partially offset by severance charges of approximately $1.6 million incurred in the first quarter of 2009 associated with the involuntary termination of employees located at our Mosinee, WI manufacturing facility, which is scheduled to be closed during the fourth quarter of 2009.

        Cequent' operating profit declined approximately $11.1 million to $6.8 million, or 2.3% of sales, in the nine months ended September 30, 2009, from $17.9 million, or 5.1% of net sales, in the nine months ended September 30, 2008. The decline in operating profit between years was primarily due to lower sales volumes, unfavorable foreign currency exchange, sales of higher-cost inventory, lower absorption of fixed costs and costs associated with the closure of the Mosinee, WI manufacturing facility, which were partially offset by cost reductions as part of the Profit Improvement Plan.

        Cequent' Adjusted EBITDA decreased approximately $9.2 million to $21.7 million, or 7.5% of sales, for the nine months ended September 30, 2009, from $30.9 million, or 8.8% of sales, for the nine months ended September 30, 2008. In the nine months ended September 30, 2009, Cequent recognized gains of approximately $0.5 million on transactions denominated in foreign currencies, as compared to losses of $0.4 million in the nine months ended September 30, 2008. In addition, depreciation expense was approximately $1.1 million higher in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, primarily as a result of accelerated depreciation incurred in the first nine months of 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility. After consideration of these two items, the change in Adjusted EBITDA is consistent with the decline in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Nine months ended September 30,
	2009	2008
	(in millions)
Corporate operating expenses	$7.4	$8.8
Employee costs and related benefits	9.4	9.4

Corporate expenses—operating profit	$16.8	$18.2
Receivables sales and securitization expenses	1.6	2.2
Gain on repurchase of bonds	(29.4)	—
Depreciation	(0.1)	(0.1)
Other, net	(0.3)	(0.4)

Corporate expenses (income)—Adjusted EBITDA	$(11.4)	$19.9

        Corporate expenses included in operating profit decreased approximately $1.4 million to $16.8 million for the nine months ended September 30, 2009, from $18.2 million for the nine months ended September 30, 2008. During the first nine months of 2009, we recorded a charge of approximately $2.9 million associated with the termination of our former chief executive officer. During the first nine months of 2008, we recorded a charge of approximately $1.6 million related to severance under our corporate office restructuring. This net increase in employee costs and related benefits of approximately $1.3 million was more than offset by $0.8 million of reduced non-cash equity compensation expense, and significant reductions in discretionary and overall spending levels due to the reduction in corporate office headcount and in response to the general economic conditions in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. In addition, during the first nine months of 2009, we retired approximately $73.2 million face value of our senior subordinated notes, resulting in a net gain of approximately $28.3 million after considering non-cash debt extinguishment costs of $1.1 million.

        Interest Expense.    Interest expense decreased approximately $7.6 million, to $34.6 million, for the nine months ended September 30, 2009, as compared to $42.2 million for the nine months ended September 30, 2008. The decrease in interest expense is primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings to approximately 3.9% during the nine months ended September 30, 2009, from approximately 5.4% during the nine months ended September 30, 2008. Partially offsetting this reduction in interest rates was an increase in our weighted-average U.S. borrowings from approximately $297.8 million in the nine months ended September 30, 2008 to approximately $315.7 million in the nine months ended September 30, 2009, as we utilized our revolving credit facility as our primary source to fund operations in the first nine months of 2009 (as it was our lowest cost source of borrowings), as compared to utilizing our securitization facility as the primary source of operational funding in the first nine months of 2008 when it was the more cost-effective alternative. In addition, we recorded approximately $2.0 million lower interest expense related to our senior subordinated notes in the first nine months of 2009 compared to the first nine months of 2008, as we retired approximately $81.2 million between December 2008 and the third quarter of 2009.

        Other Expense, Net.    Other expense, net decreased approximately $1.3 million, to $1.7 million for the nine months ended September 30, 2009, as compared to $3.0 million for the three months ended September 30, 2008. In the first nine months of 2009, we incurred approximately $1.6 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and recorded approximately $0.3 million of gains on transactions denominated in foreign currencies. In the first nine months of 2008, we incurred approximately $2.2 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and recorded approximately $0.4 million of losses on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either of the nine month periods ended September 30, 2009 and 2008.

        Income Taxes.    The effective income tax rates for the nine months ended September 30, 2009 and 2008 were 38% and 37%, respectively. The increase in the effective tax rate in the nine months ended September 30, 2009 compared to the same period a year ago is primarily due to recording a valuation allowance against a loss carry-forward of approximately $1.0 million and $0.6 million of expense related to a deferred tax correction. These increases were mostly offset by a shift in pre-tax income from higher-taxed jurisdictions to lower-taxed jurisdictions. In the nine months ended September 30, 2009, the Company reported domestic and foreign pre-tax income of approximately $17.5 million and $14.6 million, respectively. In the nine months ended September 30, 2008, the Company reported domestic and foreign pre-tax income of approximately $24.4 million and $16.1 million, respectively.

        Discontinued Operations.    The results of discontinued operations consist of our N.I. Industries property management line of business, which is currently held for sale, and our specialty tapes and laminates business, which was sold in February 2009. Loss from discontinued operations, net of income tax benefit, was $8.7 million for the nine months ended September 30, 2009, as compared to income from discontinued operations, net of income tax expense, of $0.3 million for the nine months ended September 30, 2008. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the nine months ended September 30, 2009 was approximately $67.6 million, as compared to $22.8 million for the nine months ended September 30, 2008. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  For the nine months ended September 30, 2009, the Company generated $23.6 million of cash, based on the reported net income from operations of $11.1 million and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, depreciation and amortization, changes in deferred taxes, debt extinguishments, stock compensation and other non-cash items. For the nine months ended September 30, 2008, the Company generated $67.4 million in cash flows based on the reported net income from operations of $25.6 million and after considering the effects of non-cash impacts related to depreciation, amortization and other non-cash items.

  •
  For the nine months ended September 30, 2009, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $15.7 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first nine months of 2009, we relied on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs, as it was our lowest cost source of borrowings. For the nine months ended September 30, 2008, activity related to the sale of receivables and use of our receivables securitization facility resulted in a net cash use of approximately $26.7 million. Although we relied on our receivables securitization facility as the primary source of funding working capital requirements and ordinary course needs during the first nine months of 2008, as it was our lowest cost source of borrowings, we lowered our borrowings outstanding from December 31, 2007 to September 30, 2008, as we generated sufficient cash to lower the borrowing requirements.

  •
  Reductions in receivables resulted in a source of cash of approximately $24.6 million for the nine months ended September 30, 2009, while increases in receivables resulted in a use of cash of approximately $19.3 million for the nine months ended September 30, 2008. As compared to first nine months of 2008, sales in the first nine months of 2009 decreased approximately 24%, and the gross level of accounts receivable at September 30, 2009 declined a comparable amount.

  •
  For the nine months ended September 30, 2009, we reduced our investment in inventory consistent with our management strategy to improve inventory turns and to better align inventory levels with end market demand, which resulted in a cash source of approximately $51.7 million. For the nine months ended September 30, 2008, we used approximately $7.6 million of cash relative to our investment in inventory.

  •
  For the nine months ended September 30, 2009, accounts payable and accrued liabilities resulted in a net use of cash of approximately $18.4 million, as compared to a net source of cash of $4.7 million for the nine months ended September 30, 2008. The reduction in accounts payable and accrued liabilities is a result of lowering our purchases in the process of aligning our inventory levels with end market demand.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $1.9 million and $4.4 million for the nine months ended September 30, 2009 and 2008, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

        Net cash provided by investing activities for the nine months ended September 30, 2009 was approximately $12.3 million, as compared to net cash used of $24.2 million for the nine months ended September 30, 2008. During the first nine months of 2009, we generated approximately $23.1 million of cash from business and asset dispositions, primarily related to the sale of our specialty laminates business. We also incurred approximately $10.9 million in capital expenditures to support our growth initiatives, which we decreased from 2008 levels in response to the current economic recession. During the first nine months of 2008, our investing activities used cash of approximately $24.2 million. We paid approximately $2.4 million for the acquisition of Parkside Towbars, net of cash acquired, and paid approximately $3.8 million of additional purchase price for the medical device company acquired in the third quarter of 2007. We received approximately $2.3 million in cash related to asset dispositions. In addition, we incurred approximately $20.1 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities for the nine months ended September 30, 2009 was approximately $59.0 million, as compared to net cash provided by financing activities of approximately $1.3 million for the nine months ended September 30, 2008. During the first three quarters of 2009, we used approximately $43.8 million of available cash to retire $73.2 million face value of our 9 7/8% senior subordinated notes due 2012 via open market purchases. As previously noted, during the first three quarters of 2009, we significantly increased the use of our revolving credit facility as the primary source of funding our working capital requirements, as it was our lowest cost source of borrowing, as compared to the first nine months of 2008, when we relied more heavily on our receivables securitization facility. However, on a net basis, we reduced amounts outstanding on our revolving credit facilities at September 30, 2009 by approximately $12.8 million from December 31, 2008. In contrast, we increased amounts outstanding on our revolving credit facilities during the first nine months of 2008 by approximately $5.0 million.

Our Debt and Other Commitments

        Our credit facility is comprised of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. At September 30, 2009, approximately $252.2 million was outstanding on the term loan and $0 was outstanding on the revolving credit facilities. Under the credit facility, up to $90.0 million in the aggregate of our revolving credit facility is available to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. Our credit facility also provides for an uncommitted $100.0 million incremental term loan facility that, subject to certain conditions, is available to fund one or more permitted acquisitions or to repay a portion of our senior subordinated notes.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants and ratios are the leverage ratio and interest expense ratio. Our permitted leverage ratio under our amended and restated credit agreement is 4.75 to 1.00 for July 1, 2009 to September 30, 2009, 4.50 to 1.00 for October 1, 2009 to September 30, 2010, 4.25 to 1.00 for July 1, 2010 to September 30, 2011 and 4.00 to 1.00 from October 1, 2011 and thereafter. Our actual leverage ratio was 3.80 to 1.00 at September 30, 2009. Our permitted interest expense ratio under our amended and restated credit agreement is 2.20 to 1.00 for July 1, 2009 to December 31, 2009, 2.30 to 1.00 for January 1, 2010 to December 31, 2010, 2.40 to 1.00 for January 1, 2011 to September 30, 2011 and 2.50 to 1.00 for October 1, 2011 and thereafter. Our actual interest expense ratio was 3.00 to 1.00 at September 30, 2009. At September 30, 2009, we were in compliance with our financial covenants.

        The following are the reconciliations of net income (loss), which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, and interest expense, as reported, to Consolidated

Cash Interest Expense, both as defined in our credit agreement as in effect on September 30, 2009, for the twelve month period ended September 30, 2009.

	Year Ended December 31, 2008	Less: Nine Months Ended September 30, 2008	Add: Nine Months Ended September 30, 2009	Twelve Months Ended September 30, 2009
	(dollars in thousands)
Net income (loss), as reported	$(136,190)	$25,640	$11,140	$(150,690)
Bank stipulated adjustments:
Interest expense, net (as defined)	55,920	42,300	35,040	48,660
Income tax expense (benefit)(1)	(12,610)	15,310	6,650	(21,270)
Depreciation and amortization	44,070	32,440	33,410	45,040
Interest equivalent costs(2)	2,610	2,210	1,220	1,620
Non-cash expenses related to stock option grants(3)	1,030	1,160	340	210
Other non-cash expenses or losses(4)	188,340	2,440	2,290	188,190
Non-recurring expenses or costs for cost savings projects(5)	4,250	2,860	5,420	6,810
Debt extinguishment costs(6)	140	—	1,140	1,280
Negative EBITDA from discontinued operations(7)	3,950	210	850	4,590
Permitted dispositions(8)	(100)	(1,810)	12,020	13,730
Permitted acquisitions(9)	40	40	—	—

Consolidated Bank EBITDA, as defined	$151,450	$122,800	$109,520	$138,170

September 30, 2009
(dollars in thousands)
Total long-term debt	$525,380
Aggregate funding under the receivables securitization facility	—

Total Consolidated Indebtedness, as defined	$525,380

Consolidated Bank EBITDA, as defined	$138,170

Actual leverage ratio	3.80x

Covenant requirement	4.75x

	Year Ended December 31, 2008	Less: Nine Months Ended September 30, 2008	Add: Nine Months Ended September 30, 2009	Twelve Months Ended September 30, 2009
	(dollars in thousands)
Interest expense, as reported	$55,920	$42,300	$35,040	$48,660
Bank stipulated adjustments:
Interest equivalent costs(2)	2,610	2,210	1,220	1,620
Interest income	(720)	(520)	(210)	(410)
Non-cash amounts attributable to amortization of financing costs	(2,630)	(1,870)	(2,830)	(3,590)
Pro forma adjustment for dispositions	(1,120)	(850)	—	(270)

Total Consolidated Cash Interest Expense, as defined	$54,060	$41,270	$33,220	$46,010

September 30, 2009
(dollars in thousands)
Consolidated Bank EBITDA, as defined	$138,170
Total Consolidated Cash Interest Expense, as defined	46,010

Actual interest expense ratio	3.00x

Covenant requirement	2.20x

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

(6)
Costs incurred in connection with the retirement of $73.2 million face value of our senior subordinated notes during the nine months ended September 30, 2009.

(7)
Not to exceed $10,000,000 in any fiscal year; actual amount reported for the nine month period ended September 30, 2009 was $0.9 million

(8)
EBITDA from permitted dispositions, as defined.

(9)
EBITDA from permitted acquisitions, as defined.

        Three of our international businesses are also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, (approximately $0.7 million outstanding at September 30, 2009) which is secured by a letter of credit under our credit facilities. In Italy, we are party to a €5.0 million note agreement with a bank (approximately $1.9 million outstanding at September 30, 2009) with a term of seven years, which expires December 12, 2012 and is secured by land and buildings of our local business unit. In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars (approximately $14.1 million outstanding at September 30, 2009) for a term of five years which expires December 31, 2010. Borrowings under this arrangement are secured by substantially all the assets of the local business which is also subject to financial ratio and reporting covenants. Financial ratio covenants include: capital adequacy ratio (tangible net worth over total tangible assets), interest coverage ratio (EBIT over gross interest cost) and we are in compliance with such covenants at September 30, 2009. In addition to the financial ratio covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities. As of September 30, 2009, total borrowings in the amount of $16.7 million were outstanding under these arrangements.

        Another important source of liquidity is our $55.0 million accounts receivable securitization facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. At September 30, 2009, we had $0 utilized under our accounts receivable facility and available funding of $29.8 million based on eligible receivables.

        At September 30, 2009, our available revolving credit capacity of $150 million under our credit facility is reduced by approximately $31.2 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

After consideration of our outstanding letters of credit at September 30, 2009 (as we had no amounts outstanding under our revolving credit facility), we had $118.8 million of revolving credit capacity available, in addition to $29.8 million of available liquidity under our accounts receivable securitization facility discussed above. However, after consideration of our leverage covenant, we had an aggregate available funding under our credit and securitization facilities of $130.9 million at September 30, 2009.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $31.2 million in letters of credit outstanding related thereto, is approximately $118.8 million, while our available liquidity under our accounts receivable securitization facility ranges from $29.8 million to $49.0 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under the credit and securitization facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Cequent reportable segment. Sales of towing and trailering products within this operating segment are generally stronger in the second and third quarters, as trailer original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any material seasonal fluctuation in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our credit and securitization facilities.

        Cash management related to our credit and securitization facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter, and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our credit and securitization facilities of $130.9 million at September 30, 2009, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $256.5 million (face value) 9 7/8% senior subordinated notes (the "Notes") outstanding at September 30, 2009, due in 2012. During the first nine months of 2009, we retired $73.2 million face value of Notes via open market purchases. We may choose to repurchase Notes via open market or in privately negotiated transactions on terms we believe favorable. These transactions may be effected for cash (from cash and cash equivalents, borrowings under our credit facility, or proceeds from sale of debt or equity securities), in exchange for common stock, or a combination of both. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets. Any such transactions may, individually or in aggregate, be material.

        Principal payments required under our amended and restated credit facility term loan are: $0.7 million due each calendar quarter through June 30, 2013, and $242.5 million due on August 2, 2013 (or February 28, 2012 if the Company's existing senior subordinated notes are still outstanding as of that date). Although we have no significant debt maturities under our credit facility or senior subordinate notes until 2012, we may choose to explore options to refinance our existing debt obligations prior to their maturity dates.

        Our credit facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

        Our exposure to interest rate risk results from the variable rates under our credit facility. Borrowings under the credit facility bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to the accompanying consolidated financial statements as of September 30, 2009. In April 2008, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of our interest rate on $125.0 million notional amount of its term loan facility at 2.73%. The swap extends through October 2009. In January 2009, the Company entered into two new interest rate swap agreements to fix the LIBOR-based variable portion of its interest rate on $75.0 million notional amount of its term loan facility at 1.39% and $125.0 million notional amount of its term loan facility at 1.91%. The $75.0 million notional amount interest rate swap commences in January 2009 and extends through January 2011. The $125.0 million notional amount interest rate swap commences in October 2009 and extends through July 2011. These interest rate swaps are designated as cash flow hedges whereby the effective portion of the hedge gains and losses are deferred as changes in the cash flows of the interest rate swaps are expected to exactly offset the changes in the cash flows of variable rate debt attributable to fluctuations in the LIBOR. The cumulative fair value of the swaps was a liability of $2.6 million at September 30, 2009.

        Based on variable rate-based borrowings outstanding at September 30, 2009, a 1% increase or decrease in the per annum interest rate for borrowings under our U.S. and foreign revolving credit facilities would change our interest expense by approximately $0.7 million annually.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations and discontinued operations related thereto approximates $15.7 million and $2.4 million, respectively. Of the $15.7 million annual rent expense for continuing operations, approximately $0.7 million relates to our Mosinee, WI facility, which we announced our intention to cease production in by the end of 2009. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

Common Stock

        We voluntarily transferred our stock exchange listing in the U.S. from The New York Stock Exchange to The NASDAQ Global Market® effective August 24, 2009. The company's stock continues to trade under the symbol "TRS."

Off-Balance Sheet Arrangements

        The Company is party to an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC, Inc. ("TSPC"). On February 13, 2009, the Company completed the renewal of its receivables securitization facility. Key terms of the renewal include a 364-day term, committed funding of up to $55.0 million and a cost of funds under the facility equal to a commercial paper-based rate plus a usage fee of 4.5%. TSPC, subject to certain conditions, may from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $55.0 million, to a third party multi-seller receivables funding company, or conduit. The proceeds of the sale are less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. Under the terms of the agreement, new receivables can be added to the pool as collections reduce receivables previously sold. The facility is an important source of liquidity. At September 30, 2009, we had $0 utilized and $29.8 million available under this facility based on eligible receivables and before consideration of leverage restrictions.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On March 27, 2009, Standard & Poor's reaffirmed its ratings on our credit facilities, corporate credit and senior subordinated notes ratings of BB-, B+ and B- respectively, but revised its outlook to negative from stable. On August 28, 2009, Moody's affirmed their rating of our senior secured credit at Ba3 but downgraded our corporate family and probability of default ratings to B3 from B2 as well as the rating for our senior subordinated notes to Caa2 from Caa1. The outlook was also revised to negative from stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook

        The global economy continues to be in a state of weak economic activity, led by the recession in the United States and followed by declines in other major markets around the world. The financial market crisis in the fourth quarter of 2008 set off a series of events that generated conditions more severe than those experienced in several decades. The characteristics of the financial crisis are unique, given the housing crisis and downward pressures on valuations of mortgage-backed and related securities, which have combined to foster a crisis in business and consumer confidence. Although several other factors contributed to current economic and financial conditions, the influence of these financial developments was very prominent. The interrelationships among financial markets worldwide ultimately resulted in a synchronous global economic downturn, the effects of which became evident in the fourth quarter of 2008 as major markets around the world all suffered setbacks.

        While we believe that the year-over-year downward trend in economic activity will continue through the end of 2009, with our revenue down an anticipated 20 to 25% compared to 2008, we believe that there will be some stabilization of demand and revenue levels in certain of our businesses the first half of 2010 as compared with the first half of 2009. However, there are a range of possible outcomes due to the uncertain financial markets environment, and we can offer no assurances that the economy will stabilize or improve. Consumer and business spending remains severely constrained by credit conditions and economic weakness.

        Although we anticipate business will continue to be challenging as we move into 2010, we believe that the effect of actions currently in place and those completed within the last 12 months under our Profit Improvement Plan to aggressively restructure certain of our businesses and initiate cost reductions in other businesses will continue to help compensate for lower or flat year-over-year sales due to weak end market demand. In addition to our Performance Improvement Plan, which has focused on reductions in operating costs, we also are focused on liquidity actions to improve our balance sheet and have implemented or may implement the following actions to preserve and/or improve liquidity including:

  •
  Closed on the sale of our specialty tapes and laminates business in February 2009, generating $21 million cash proceeds;

  •
  Successfully renewed our receivables securitization facility in February 2009, which provides committed funding of up to $55 million;

  •
  Reduced our level of investment in inventory and working capital overall, aligning production activities consistent with expectations of significantly reduced end market demand;

  •
  We continue to implement a European holding company structure to use available foreign cash to fund international market growth strategies;

  •
  We may choose to monetize various non-core assets, including completing the sale of the property management business;

  •
  We may choose to transact additional purchases of our Notes via open market transactions on terms we believe are favorable. We will evaluate any such transaction in light of then prevailing market conditions and our then current and prospective liquidity and capital resources, including projected and potential needs and prospects for access to capital markets; and

  •
  We may choose to explore options to refinance some or all of our existing long-term debt and/or receivables securitization facility prior to their maturity dates or issue additional equity securities.

        Longer-term, we believe these liquidity and other operational actions will position our Company for future profitable growth by enabling strategies focused on reduced cycle times and securing our position as best cost producer. We will continue to focus on efficient deployment of capital in support of new products in growing end markets, geographic expansion, and product-line and bolt-on acquisitions that we expect will provide further opportunities for growth and enhanced returns.

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

        During the quarter ended September 30, 2009, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2008 Annual Report on Form 10-K.

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

  Evaluation of disclosure controls and procedures

        As of September 30, 2009, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") regarding the duration of a neutrality agreement we have with the Union. The agreement commits us to remain generally neutral in Union organizing drives through the duration of the agreement.

  On August 17, 2009, the Union began an organizing drive under the terms of the neutrality agreement at our facility located in Houston, Texas, which is included in our Energy segment. Since the Union obtained a simple majority of authorization cards during the organizing drive, the Company, on November 4, 2009, recognized the Union at this facility. The recognition requires us and the Union to negotiate a first collective bargaining agreement within 180 days from the date of recognition. Under the neutrality agreement, there is no threat of strike or work slowdown during the first collective bargaining agreement.

  We are not aware of any present active union organizing drives at any of our other facilities. We cannot predict the impact of any further unionization of our workplace.

  There are currently two union collective bargaining agreements in our Engineered Components segment that are set to expire in November 2009. If negotiations are not concluded prior to the expiration dates of the collective bargaining agreements, we could be subject to work stoppages or strikes.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1	(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.

3.2	(l)	Second Amended and Restated By-laws of TriMas Corporation.

4.1	(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of September 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as trustee.

4.2	(a)	Form of note (included as Exhibit 4.1(a) above).

4.3	(a)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued September 6, 2002 dated as of September 6, 2002 by and among TriMas Corporation and the parties named therein.

4.4	(b)	Registration Rights Agreement relating to the 9 7/8% senior subordinated notes issued December 10, 2002 dated as of December 10, 2002 by and among TriMas Corporation and the parties named therein.

4.5	(c)	Supplemental Indenture dated as of March 4, 2003.

4.6	(d)	Supplemental Indenture No. 2 dated as of May 9, 2003.

4.7	(e)	Supplemental Indenture No. 3 dated as of August 6, 2003.

4.8	(p)	Supplemental Indenture No. 4 dated as of February 28, 2008.

10.1	(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.

10.2	(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.

10.3	(j)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.

10.4	(i)	Credit Agreement dated as of September 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.

10.5	(a)	Receivables Purchase Agreement, dated as of September 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.

10.6	(w)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.

10.7	(a)	Receivables Transfer Agreement, dated as of September 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.

10.8	(k)	Amendment dated as of September 3, 2005, to Receivables Transfer Agreement.

10.9	(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.

10.10	(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.

10.11	(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.

10.12	(w)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.

10.13	(h)	TriMas Receivables Facility Amended and Restated Fee Letter dated July 1, 2005.

10.14	(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.

10.15	(w)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.

10.16	(a)	Lease Assignment and Assumption Agreement, dated as of September 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.

10.17	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.18	(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.19	(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.20	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.21	(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.

10.22	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003.

10.23	(d)	Form of Sublease Agreement (included as Exhibit A in Exhibit 10.22(e) above).

10.24	(f)	2003 Form of Stock Option Agreement.

10.25	(s)	2008 Annual Value Creation Program.

10.26	(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.

10.27	(g)	Form of Indemnification Agreement.

10.28	(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.

10.29	(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.

10.30	(j)	Advisory Agreement, dated September 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.

10.31	(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.

10.32	(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.

10.33	(k)	Management Rights Agreement.

10.34	(t)	Executive Severance/Change of Control Policy.

10.35	(m)	TriMas Corporation 2006 Long Term Equity Incentive Plan.

10.36	(m)	First Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.

10.37	(m)	Second Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.

10.38	(t)	Third Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan.

10.39	(t)	Fourth Amendment to the TriMas Corporation 2006 Long Term Equity Incentive Plan

10.40	(q)	Separation Agreement dated April 10, 2008.

10.41	(r)	Letter Agreement dated April 28, 2008.

10.42	(s)	Letter Agreement dated July 1, 2008.

10.43	(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.

10.44	(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.

10.45	(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.

10.46	(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.

10.47	(v)	Separation Agreement dated as of January 13, 2009.

10.48	(y)	Separation Agreement dated as of March 5, 2009.

10.49	(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.

10.50	(y)	The TriMas Incentive Compensation Plan.

31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(c)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).

(d)
Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed September 9, 2003 (File No. 333-105950).

(e)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).

(f)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).

(g)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on September 29, 2004 (File No. 333-113917).

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

(p)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).

(q)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on April 10, 2008 (File No. 001-10716).

(r)
Incorporated by reference to the Exhibits filed with our Form 8-K filed on September 2, 2008 (File No. 001-10716).

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

TRIMAS CORPORATION (Registrant)
Date: November 9, 2009	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer