Form 10-Q
period 2010-03-31
TRIMAS CORP
filed 2010-04-30
CIK 842633

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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

        As of April 30, 2010, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,008,016 shares.

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

        You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$6,630	$9,480
Receivables, net of reserves of approximately $5.7 million as of March 31, 2010 and December 31, 2009	128,650	93,380
Inventories	135,730	141,840
Deferred income taxes	24,320	24,320
Prepaid expenses and other current assets	6,420	6,500
Assets of discontinued operations held for sale	4,070	4,250

Total current assets	305,820	279,770
Property and equipment, net	157,430	162,220
Goodwill	194,120	196,330
Other intangibles, net	161,410	164,080
Other assets	23,170	23,380

Total assets	$841,950	$825,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,720	$16,190
Accounts payable	103,150	92,840
Accrued liabilities	63,670	65,750
Liabilities of discontinued operations	1,040	1,070

Total current liabilities	180,580	175,850
Long-term debt	505,800	498,360
Deferred income taxes	43,790	42,590
Other long-term liabilities	46,190	47,000

Total liabilities	776,360	763,800

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding 34,010,616 shares at March 31, 2010 and 33,895,503 shares at December 31, 2009	340	330
Paid-in capital	529,020	528,370
Accumulated deficit	(504,950)	(510,380)
Accumulated other comprehensive income	41,180	43,660

Total shareholders' equity	65,590	61,980

Total liabilities and shareholders' equity	$841,950	$825,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended March 31,
	2010	2009
Net sales	$220,060	$201,720
Cost of sales	(157,000)	(155,260)

Gross profit	63,060	46,460
Selling, general and administrative expenses	(37,700)	(41,300)
Gain (loss) on dispositions of property and equipment	(310)	40

Operating profit	25,050	5,200

Other income (expense), net:
Interest expense	(14,140)	(12,480)
Gain on extinguishment of debt	—	15,310
Other, net	(510)	(700)

Other income (expense), net	(14,650)	2,130

Income from continuing operations before income tax expense	10,400	7,330
Income tax expense	(4,650)	(2,710)

Income from continuing operations	5,750	4,620
Loss from discontinued operations, net of income tax benefit	(320)	(8,300)

Net income (loss)	$5,430	$(3,680)

Earnings per share—basic:
Continuing operations	$0.17	$0.14
Discontinued operations, net of income tax benefit	(0.01)	(0.25)

Net income (loss) per share	$0.16	$(0.11)

Weighted average common shares—basic	33,569,677	33,459,502

Earnings per share—diluted:
Continuing operations	$0.17	$0.14
Discontinued operations, net of income tax benefit	(0.01)	(0.25)

Net income (loss) per share	$0.16	$(0.11)

Weighted average common shares—diluted	34,314,020	33,487,526

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$5,430	$(3,680)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	310	(50)
Depreciation	6,020	8,110
Amortization of intangible assets	3,590	3,650
Amortization of debt issue costs	730	610
Deferred income taxes	(380)	(2,740)
Gain on extinguishment of debt	—	(15,310)
Non-cash compensation expense	480	30
Net proceeds from (reductions in) sale of receivables and receivables securitization	3,830	(6,130)
Increase in receivables	(38,960)	(2,630)
Decrease in inventories	6,060	18,090
Decrease in prepaid expenses and other assets	270	1,660
Increase in accounts payable and accrued liabilities	7,910	1,180
Other, net	620	(990)

Net cash provided by (used for) operating activities, net of acquisition impact	(4,090)	1,800

Cash Flows from Investing Activities:
Capital expenditures	(2,590)	(3,280)
Net proceeds from disposition of businesses and other assets	30	20,680

Net cash provided by (used for) investing activities	(2,560)	17,400

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(650)	(770)
Proceeds from borrowings on revolving credit facilities	134,940	272,900
Repayments of borrowings on revolving credit facilities	(130,670)	(274,680)
Retirement of senior subordinated notes	—	(16,020)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(160)	—
Proceeds from exercise of stock options	60	—
Excess tax benefits from stock based compensation	280	—

Net cash provided by (used for) financing activities	3,800	(18,570)

Cash and Cash Equivalents:
Increase (decrease) for the period	(2,850)	630
At beginning of period	9,480	3,910

At end of period	$6,630	$4,540

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,250	$4,770

Cash paid for taxes	$1,250	$2,440

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Three Months Ended March 31, 2010

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Comprehensive income:
Net income	—	—	5,430	—	5,430
Foreign currency translation	—	—	—	(2,890)	(2,890)
Amortization of unrealized loss on interest rate swaps (Note 9)	—	—	—	410	410

Total comprehensive income					2,950
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations		(160)	—	—	(160)
Stock option exercises and restricted stock vestings	10	50	—	—	60
Excess tax benefits from stock based compensation		280	—	—	280
Non-cash compensation expense	—	480	—	—	480

Balances, March 31, 2010	$340	$529,020	$(504,950)	$41,180	$65,590

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

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2009 Annual Report on Form 10-K.

2. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business which was part of the Engineered Components operating segment. In connection with the exit plan, the Company recorded impairment and other charges during the fourth quarter of 2009 to reduce the value of the net assets in this line of business to net realizable value. Management believes this estimate of net realizable value remains reasonable as of March 31, 2010.

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

        During the fourth quarter of 2007, the Company committed to a plan to sell its property management line of business. The sale was completed in April 2010. Refer to Note 16, "Subsequent Events," for further disclosure regarding the sale.

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net sales	$530	$9,120

Loss from discontinued operations before income tax benefit	$(500)	$(13,500)
Income tax benefit	180	5,200

Loss from discontinued operations, net of income tax benefit	$(320)	$(8,300)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Receivables, net	$30	$200
Property and equipment, net	4,040	4,050

Total assets	$4,070	$4,250

Accounts payable	$40	$150
Accrued liabilities and other	1,000	920

Total liabilities	$1,040	$1,070

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions from Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. As of December 31, 2009, the Company completed the move and ceased operations in Mosinee. Upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent segment of approximately $5.3 million for future lease obligations on the facility net of estimated lease recoveries. Also during 2009, the Company recorded a pre-tax charge within its Cequent segment of approximately $1.8 million, of which $1.6 million was recorded in the three months ended March 31, 2009, primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. As of March 31, 2010, the Company had paid approximately $1.6 million of severance benefits, with the remaining $0.2 million expected to be paid by the end of 2010.

        In addition, the Company recorded approximately $2.6 million of accelerated depreciation expense during 2009 as a result of shortening the expected lives on certain machinery and equipment assets that the Company no longer utilizes following the closure, of which $0.5 million was recorded in the first quarter of 2009.

4. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2010 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent	Total
	(dollars in thousands)
Balance, December 31, 2009	$115,460	$39,740	$41,130	$—	$—	$196,330
Foreign currency translation	(2,410)	200	—	—	—	(2,210)

Balance, March 31, 2010	$113,050	$39,940	$41,130	$—	$—	$194,120

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Goodwill and Other Intangible Assets (Continued)

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2010 and December 31, 2009 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2010		As of December 31, 2009
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$24,750	$(18,860)	$24,710	$(18,290)
15 - 25 years	154,610	(63,300)	154,610	(61,250)

Total customer relationships	179,360	(82,160)	179,320	(79,540)

Technology and other:
1 - 15 years	26,660	(22,630)	25,800	(22,060)
17 - 30 years	42,200	(17,150)	42,120	(16,640)

Total technology and other	68,860	(39,780)	67,920	(38,700)

Trademark/Trade names (indefinite life)	35,130	—	35,080	—

	$283,350	$(121,940)	$282,320	$(118,240)

        Amortization expense related to technology and other intangibles was approximately $1.0 million for each of the three month periods ended March 31, 2010 and 2009. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer relationship intangibles was approximately $2.6 million for each of the three month periods ended March 31, 2010 and 2009. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5. Receivables Facility

        On December 29, 2009, the Company entered into a new three year accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of March 31, 2010 or December 31, 2009, but had $51.7 million and $32.1 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. As of March 31, 2010, the cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.25% and a fee on the unused portion of the facility of 0.75%. Aggregate costs incurred under this facility were $0.3 million for the three months ended March 31, 2010 and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on December 29, 2012.

        The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5. Receivables Facility (Continued)

historical collection experience and a discount rate based on a 3 month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of March 31 2010, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.5%.

        Through December 28, 2009, TriMas was party to a 364-day accounts receivable facility through TSPC. Under this facility, TSPC, from time to time, was able to sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. The net proceeds of the sale of receivables were less than the face amount of the accounts receivable sold by an amount that approximated the purchaser's financing costs. As of March 31, 2009, the cost of funds under this facility consisted of a commercial paper-based rate plus the usage fee of 4.5% and a fee on the unused portion of the facility of 2.25%. In addition, the Company completed its annual renewal of this facility in February 2009, incurring approximately $0.4 million. Aggregate costs incurred under this facility, including renewal costs, were $0.7 million for the three months ended March 31, 2009. Such amounts are included in other expense, net in the accompanying consolidated statement of operations.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of March 31, 2010 and December 31, 2009, the Company's funding under these arrangements was approximately $3.8 million and $4.5 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.5% and 1.8%, at March 31, 2010 and 2009, respectively. Costs associated with these transactions were approximately $0.1 million for each of the three month periods ended March 31, 2010 and 2009, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

6. Inventories

        Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Finished goods	$90,420	$95,420
Work in process	16,090	16,270
Raw materials	29,220	30,150

Total inventories	$135,730	$141,840

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Land and land improvements	$2,140	$2,380
Buildings	44,500	44,810
Machinery and equipment	276,630	283,710

	323,270	330,900
Less: Accumulated depreciation	165,840	168,680

Property and equipment, net	$157,430	$162,220

        Depreciation expense was approximately $6.0 million and $6.5 million for the three months ended March 31, 2010 and 2009, respectively, of which $5.3 million and $5.7 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.7 million and $0.8 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

        In the first quarter of 2009, in connection with the closure of the Mosinee facility (see Note 3), the Company recorded accelerated depreciation expense of approximately $0.5 million, which is included in the $5.7 million of depreciation expense recorded in cost of sales. This charge related to shortening the expected useful lives on certain machinery and equipment.

8. Long-term Debt

        The Company's long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(dollars in thousands)
U.S. bank debt	$264,080	$256,680
Non-U.S. bank debt and other	9,350	12,890
9 3/4% senior secured notes, due December 2017	245,090	244,980

	518,520	514,550
Less: Current maturities, long-term debt	12,720	16,190

Long-term debt	$505,800	$498,360

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Long-term Debt (Continued)

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $83.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2010 and December 31, 2009, the Company had letters of credit of approximately $31.0 million and $31.2 million, respectively, issued and outstanding. The weighted average interest rate on borrowings under the Credit Facility was 5.6% and 3.9% at March 31, 2010 and December 31, 2009, respectively.

        At March 31, 2010 and December 31, 2009, the Company had $13.2 million and $5.1 million, respectively, outstanding under its supplemental revolving credit facility and had an additional $98.8 million and $101.7 million, respectively, potentially available after giving effect to approximately $31.0 million and $31.2 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $150.5 million and $114.3 million, respectively of capacity available to it for general corporate purposes under its revolving credit and accounts receivable facilities.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $283.6 million and $270.4 million at March 31, 2010 and December 31, 2009, respectively, are presented in the financial information in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at March 31, 2010.

        The Company's term loan facility traded at approximately 98.0% and 95.5% of par value as of March 31, 2010 and December 31, 2009, respectively.

Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At March 31, 2010, the balance outstanding under this arrangement was $0.7 million at an interest rate of 2.5%. At December 31, 2009, the balance outstanding under this agreement was approximately $0.8 million at an interest rate of 2.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At March 31, 2010, the balance outstanding under this agreement was $8.3 million at an interest rate of 6.8%. At December 31, 2009, the balance outstanding under this agreement was approximately $11.7 million at an interest rate of approximately 6.6%.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Long-term Debt (Continued)

Notes

        During the fourth quarter of 2009, the Company issued $250.0 million principal amount of 9 3/4% senior secured notes due 2017 ("Senior Notes") at a discount of $5.0 million. The net proceeds of the offering, approximately $239.7 million, together with $29.3 million of cash on hand, were used to repurchase $256.5 million principal amount of the Company's 9 7/8% senior subordinated notes due 2012 ("Sub Notes"), for tender costs and expenses related thereto, and to pay fees and expenses related to the Senior Notes.

        During the first quarter of 2009, the Company utilized approximately $16.0 million of cash on hand to retire $31.8 million of face value of the Sub Notes, resulting in a net gain of approximately $15.3 million after considering non-cash debt extinguishment costs of $0.5 million.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2010, the Company was in compliance with all such covenant requirements.

        The Company's Senior Notes traded at approximately 103.0% and 98.5% of par value as of March 31, 2010 and December 31, 2009, respectively.

9. Derivative Instruments

        The Company is party to interest rate swaps to fix the variable LIBOR-based portion on $200.0 million notional amount of the Company's term loan facility. Upon inception, the interest rate swaps were designated as cash flow hedges; however, upon the Company's amendment and restatement of its credit facilities in the fourth quarter of 2009, the Company determined that these interest rate swaps were no longer effective due to the imposition of a LIBOR floor in the determination of the variable interest rate on the term loan facility. In February 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility; however, the amended interest rate swaps have not be designated as hedging instruments. For the three months ended March 31, 2010, approximately $0.4 million of unrealized loss from accumulated other comprehensive income incurred while the interest rate swaps were effective was amortized into earnings as interest expense. Over the next 12 months, the Company expects approximately $1.2 million of unrealized loss in accumulated other comprehensive income incurred while the interest rate swaps were effective to be amortized into earnings as interest expense.

        As of December 31, 2009, the Company held a foreign exchange forward contract with a notional value of 55.5 million Mexican pesos and a foreign exchange forward contract with a notional value of £6.5 million. These contracts expired during the first quarter of 2010 and were not designated as hedging instruments.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Derivative Instruments (Continued)

        As of March 31, 2010 and December 31, 2009, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	$—	$2,510	$1,700
Interest rate contracts	Other long-term liabilities	—	—	580	660
Foreign currency forward contracts	Accrued liabilities	—	—	—	150

Total derivatives not designated as hedging instruments		$—	$—	$3,090	$2,510

        The effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010 and 2009, is summarized as follows:

				Amount of Loss Reclassifed from AOCI in to Earnings
	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)
				Three months ended March 31,
			Location of Loss Reclassified from AOCI into Earnings (Effective Portion)
	As of March 31, 2010	As of December 31 2009
				2010	2009
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$(1,250)	$(1,660)	Interest expense	$(410)	$(390)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three months ended March 31,
			Location of Gain (Loss) Recognized in Earnings on Derivative
	2010	2009
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	$(1,450)	$—	Interest expense
Foreign exchange contracts	$50	$—	Other expense, net

        Valuation of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarch level for the Company's assets and

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Derivative Instruments (Continued)

liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, are shown below:

		March 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(3,090)	$—	$(3,090)	$—

		December 31, 2009
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(2,360)	$—	$(2,360)	$—
Foreign currency forward contracts	Recurring	(150)	—	(150)	—

		$(2,510)	$—	$(2,510)	$—

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

        As of March 31, 2010, the Company was a party to approximately 989 pending cases involving an aggregate of approximately 8,044 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Commitments and Contingencies (Continued)

and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2009	7,524	586	254	40	$4,644	$2,652,000
Three months ended March 31, 2010	7,816	359	118	13	$5,673	$684,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,044 claims pending at March 31, 2010, 82 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 60 of the 82 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 18 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 4 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 62 of the 82 claims sought between $250,000 and $600,000, 16 sought between $1.0 million and $5.0 million and 4 sought over $5.0 million. Solely with respect to punitive damages, 60 of the 82 claims sought between $1.0 million and $2.5 million, 17 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.5 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, there may be a period prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Commitments and Contingencies (Continued)

insurance coverage during which the Company would be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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

        Cequent—Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth- wheel hitches, hitch-mounted accessories, and other accessory components.

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

        Segment activity is as follows:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net Sales
Packaging	$43,600	$30,250
Energy	43,890	40,270
Aerospace & Defense	17,080	22,200
Engineered Components	18,910	18,550
Cequent	96,580	90,450

Total	$220,060	$201,720

Operating Profit
Packaging	$11,860	$5,400
Energy	5,180	3,520
Aerospace & Defense	3,860	6,810
Engineered Components	1,810	380
Cequent	8,120	(3,350)
Corporate expenses	(5,780)	(7,560)

Total	$25,050	$5,200

Adjusted EBITDA
Packaging	$14,920	$8,640
Energy	5,900	4,280
Aerospace & Defense	4,520	7,410
Engineered Components	2,570	1,120
Cequent	12,120	1,340
Corporate (expenses) income	(5,900)	7,630

Subtotal from continuing operations	34,130	30,420
Discontinued operations	(330)	(11,790)

Total company	$33,800	$18,630

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Segment Information (Continued)

        The following is a reconciliation of the Company's net income (loss) to Adjusted EBITDA:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net income (loss)	$5,430	$(3,680)
Income tax expense (benefit)	4,470	(2,490)
Interest expense	14,290	12,530
Debt extinguishment costs	—	510
Depreciation and amortization	9,610	11,760

Adjusted EBITDA, total company	$33,800	$18,630
Adjusted EBITDA, discontinued operations	(330)	(11,790)

Adjusted EBITDA, continuing operations	$34,130	$30,420

12. Equity Awards

        The Company maintains two long-term equity incentive plans, the TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") and the 2002 Long Term Equity Incentive Plan (the "2002 Plan"). See below for details of awards by plan.

2006 Plan

        Information related to stock options at March 31, 2010 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	554,000	$1.14
Granted	—	—
Exercised	(10,666)	1.01
Cancelled	—	—

Outstanding at March 31, 2010	543,334	$1.15	8.9	$2,903,470

        As of March 31, 2010, 173,998 stock options were exercisable under the 2006 Plan. In addition, the fair value of options which vested during the three month periods ended March 31, 2010 and 2009 was $0.1 million and $0, respectively. As of March 31, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.5 years.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Equity Awards (Continued)

        Information related to restricted shares at March 31, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	251,937	$5.99
Granted	—	—
Vested	(131,810)	5.20
Cancelled	(1,770)	8.48

Outstanding at March 31, 2010	118,357	$6.84	0.9	$768,140

        As of March 31, 2010, there was approximately $0.3 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 0.9 years.

        The Company recognized approximately $0.3 million and $0.02 million of stock-based compensation expense related to the 2006 Plan during the three months ended March 31, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

2002 Plan

        During the first quarter of 2010, the Company granted 97,870 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $6.09 and had a weighted-average fair value at grant date of $2.60. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.7% and expected volatility of 40%.

        Information related to stock options at March 31, 2010 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,285,344	$13.45
Granted	97,870	6.09
Exercised	(47,455)	1.01
Cancelled	(28,125)	1.01

Outstanding at March 31, 2010	1,307,634	$13.62	6.2	$2,424,870

        As of March 31, 2010, 844,164 stock options were exercisable under the 2002 Plan. In addition, the fair value of options which vested during each of the three month periods ended March 31, 2010 and 2009 was $0.1 million. As of March 31, 2010, there was approximately $0.3 million of unrecognized

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Equity Awards (Continued)

compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.4 years.

        During the first quarter of 2010, the Company granted 78,090 restricted shares of common stock to certain employees. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

        Information related to restricted shares at March 31, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	126,950	$5.20
Granted	78,090	6.09
Vested	(82,960)	5.20
Cancelled	(190)	5.20

Outstanding at March 31, 2010	121,890	$5.77	2.2	$791,070

        As of March 31, 2010, there was approximately $0.6 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.7 years.

        The Company recognized approximately $0.2 million and $0.02 million of stock-based compensation expense related to the 2002 Plan during the three months ended March 31, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

13. Earnings per Share

        Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings (loss) per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 217,083 and 28,024 restricted shares for the three months ended March 31, 2010 and 2009, respectively. The calculation of diluted earnings (loss) per share also included 527,260 options to purchase shares of common stock for the three months ended March 31, 2010. Options to purchase 2,050,194 shares of common stock were outstanding at March 31, 2009, but were not included in the calculation of diluted earnings (loss) per share because to do so would have been anti-dilutive.

14. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14. Defined Benefit Plans (Continued)

salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2010 and 2009 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Service costs	$150	$130	$—	$—
Interest costs	400	390	20	30
Expected return on plan assets	(400)	(380)	—	—
Amortization of prior service cost	—	—	(70)	(70)
Amortization of net loss	110	80	(10)	(10)

Net periodic benefit cost	$260	$220	$(60)	$(50)

        The Company contributed approximately $0.4 million to its defined benefit pension plans during the three months ended March 31, 2010. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2010.

15. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued amended guidance related to the transfer of financial assets. The new guidance, listed under Accounting Standards Codification ("ASC") Topic 860, "Transfers and Servicing," requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risk related to transferred financial assets. ASC Topic 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. Under the Company's current domestic receivables facility, an undivided fractional ownership interest in a pool of receivables is sold to a third party with recourse. This guidance, effective January 1, 2010, eliminated the off-balance sheet treatment for such facilities. Therefore, upon adoption of this guidance, amounts outstanding under the facility are classified as receivables and debt in the Company's balance sheet, and related costs are classified as interest expense rather than other expense, net. As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the Company's receivables facility.

        In June 2009, the FASB issued amended guidance related to consolidation of variable interest entities. The new guidance, listed under ASC Topic 810, "Consolidation," changes how a reporting entity determines when a variable interest entity should be consolidated. It also requires additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. There was no significant impact to the Company's consolidated financial statements as a result of the Company's adoption of this guidance during the first quarter of 2010.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16. Subsequent Events

        On April 6, 2010, the Company completed the sale of its property management line of business for cash proceeds of approximately $13 million. In connection with this sale, the Company expects to recognize a pre-tax gain on sale of approximately $10 million. The April 2010 gain on sale and prior period results of operations of the property management line of business will be and/or are included in discontinued operations in this Form 10-Q.

        On April 30, 2010, the Company's Norris Cylinder subsidiary entered into an asset purchase agreement (the "Asset Purchase Agreement") with Taylor-Wharton International, LLC ("TWI") and its subsidiary, TW Cylinders LLC, to purchase certain assets related to TWI's high and low-pressure cylinder business for the purchase price of $11 million, payable in cash at closing. The purchase price is subject to a net working capital adjustment, if any, to be determined at closing. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnities. As TWI and certain of its affiliates had filed bankruptcy petitions and motions for voluntary Chapter 11 reorganization under the United States Bankruptcy Code, the Asset Purchase Agreement is subject to the approval of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Should the Asset Purchase Agreement be approved by the Bankruptcy Court, the Company plans to complete the acquisition pursuant to Section 363 of the U.S. Bankruptcy Code. The foregoing summary of the Asset Purchase Agreement and the transactions contemplated thereby is qualified in its entirety by the terms of the Asset Purchase Agreement, a copy of which is filed as an exhibit to this Report on Form 10-Q.

17. Supplemental Guarantor Condensed Consolidating Financial Information

        Under an indenture dated December 29, 2009, TriMas Corporation, the parent company ("Parent"), issued 9 3/4% senior secured notes due 2017 in a total principal amount of $250.0 million (face value). The net proceeds of the offering were used, together with other available cash, to repurchase the Company's outstanding 9 7/8% senior subordinated notes due 2012 pursuant to a cash tender offer. The outstanding Senior Notes are guaranteed by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries"). All of the Guarantor Subsidiaries are 100% owned by the Parent and their guarantee is full, unconditional, joint and several. The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Senior Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Facility.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$140	$6,490	$—	$6,630
Trade receivables, net	—	108,200	20,450	—	128,650
Receivables, intercompany	—	—	3,510	(3,510)	—
Inventories	—	112,130	23,600	—	135,730
Deferred income taxes	5,400	23,430	890	(5,400)	24,320
Prepaid expenses and other current assets	—	4,960	1,460	—	6,420
Assets of discontinued operations held for sale	—	4,070	—	—	4,070

Total current assets	5,400	252,930	56,400	(8,910)	305,820
Investments in subsidiaries	283,560	107,050	—	(390,610)	—
Property and equipment, net	—	113,160	44,270	—	157,430
Goodwill	—	148,220	45,900	—	194,120
Intangibles and other assets	27,940	172,610	5,630	(21,600)	184,580

Total assets	$316,900	$793,970	$152,200	$(421,120)	$841,950

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,730	$8,990	$—	$12,720
Accounts payable, trade	—	82,750	20,400	—	103,150
Accounts payable, intercompany	—	3,510	—	(3,510)	—
Accrued liabilities	6,220	48,610	8,840	—	63,670
Liabilities of discontinued operations	—	1,040	—	—	1,040

Total current liabilities	6,220	139,640	38,230	(3,510)	180,580
Long-term debt	245,090	260,710	—	—	505,800
Deferred income taxes	—	66,340	4,450	(27,000)	43,790
Other long-term liabilities	—	43,720	2,470	—	46,190

Total liabilities	251,310	510,410	45,150	(30,510)	776,360

Total shareholders' equity	65,590	283,560	107,050	(390,610)	65,590

Total liabilities and shareholders' equity	$316,900	$793,970	$152,200	$(421,120)	$841,950

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$300	$9,180	$—	$9,480
Trade receivables, net	—	76,720	16,660	—	93,380
Receivables, intercompany	—	—	3,550	(3,550)	—
Inventories	—	117,850	23,990	—	141,840
Deferred income taxes	5,400	23,450	870	(5,400)	24,320
Prepaid expenses and other current assets	80	4,820	1,600	—	6,500
Assets of discontinued operations held for sale	—	4,250	—	—	4,250

Total current assets	5,480	227,390	55,850	(8,950)	279,770
Investments in subsidiaries	270,370	107,170	—	(377,540)	—
Property and equipment, net	—	115,380	46,840	—	162,220
Goodwill	—	148,220	48,110	—	196,330
Intangibles and other assets	31,240	175,190	5,720	(24,690)	187,460

Total assets	$307,090	$773,350	$156,520	$(411,180)	$825,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,670	$12,520	$—	$16,190
Accounts payable, trade	—	73,980	18,860	—	92,840
Accounts payable, intercompany	—	3,550	—	(3,550)	—
Accrued liabilities	130	56,000	9,620	—	65,750
Liabilities of discontinued operations	—	1,070	—	—	1,070

Total current liabilities	130	138,270	41,000	(3,550)	175,850
Long-term debt	244,980	253,380	—	—	498,360
Deferred income taxes	—	66,920	5,760	(30,090)	42,590
Other long-term liabilities	—	44,410	2,590	—	47,000

Total liabilities	245,110	502,980	49,350	(33,640)	763,800

Total shareholders' equity	61,980	270,370	107,170	(377,540)	61,980

Total liabilities and shareholders' equity	$307,090	$773,350	$156,520	$(411,180)	$825,780

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$167,840	$59,880	$(7,660)	$220,060
Cost of sales	—	(119,900)	(44,760)	7,660	(157,000)

Gross profit	—	47,940	15,120	—	63,060
Selling, general and administrative expenses	—	(32,220)	(5,480)	—	(37,700)
Loss on dispositions of property and equipment	—	(70)	(240)	—	(310)

Operating profit	—	15,650	9,400	—	25,050
Other expense, net:
Interest expense	(6,480)	(7,010)	(650)	—	(14,140)
Other, net	—	(180)	(330)	—	(510)

Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,480)	8,460	8,420	—	10,400
Income tax (expense) benefit	2,270	(4,580)	(2,340)	—	(4,650)
Equity in net income of subsidiaries	9,640	6,080	—	(15,720)	—

Income from continuing operations	5,430	9,960	6,080	(15,720)	5,750
Loss from discontinued operations	—	(320)	—	—	(320)

Net income	$5,430	$9,640	$6,080	$(15,720)	$5,430

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$167,520	$39,550	$(5,350)	$201,720
Cost of sales	—	(128,330)	(32,280)	5,350	(155,260)

Gross profit	—	39,190	7,270	—	46,460
Selling, general and administrative expenses	—	(36,540)	(4,760)	—	(41,300)
Gain on dispositions of property and equipment	—	30	10	—	40

Operating profit	—	2,680	2,520	—	5,200
Other income (expense), net:
Interest expense	(8,340)	(3,900)	(240)	—	(12,480)
Gain on extinguishment of debt	15,310	—	—	—	15,310
Other, net	—	(150)	(550)	—	(700)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	6,970	(1,370)	1,730	—	7,330
Income tax (expense) benefit	(2,610)	530	(630)	—	(2,710)
Equity in net income (loss) of subsidiaries	(8,040)	1,100	—	6,940	—

Income (loss) from continuing operations	(3,680)	260	1,100	6,940	4,620
Loss from discontinued operations	—	(8,300)	—	—	(8,300)

Net income (loss)	$(3,680)	$(8,040)	$1,100	$6,940	$(3,680)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(1,100)	$(8,990)	$6,000	$—	$(4,090)

Cash Flows from Investing Activities:
Capital expenditures	—	(2,130)	(460)	—	(2,590)
Net proceeds from disposition of businesses and other assets	—	30	—	—	30

Net cash used for investing activities	—	(2,100)	(460)	—	(2,560)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(650)	—	—	(650)
Proceeds from borrowings on revolving credit facilities	—	133,450	1,490	—	134,940
Repayments of borrowings on revolving credit facilities	—	(125,400)	(5,270)	—	(130,670)
Shares surrended upon vesting of options and restricted stock awards to cover tax obligations	(160)	—	—	—	(160)
Proceeds from exercise of stock options	60	—	—	—	60
Excess tax benefits from stock based compensation	—	280	—	—	280
Intercompany transfers (to) from subsidiaries	1,200	3,250	(4,450)	—	—

Net cash provided by (used for) financing activities	1,100	10,930	(8,230)	—	3,800

Cash and Cash Equivalents:
Decrease for the period	—	(160)	(2,690)	—	(2,850)
At beginning of period	—	300	9,180	—	9,480

At end of period	$—	$140	$6,490	$—	$6,630

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$(1,710)	$3,510	$—	$1,800

Cash Flows from Investing Activities:
Capital expenditures	—	(2,930)	(350)	—	(3,280)
Net proceeds from disposition of businesses and other assets	—	20,640	40	—	20,680

Net cash provided by (used for) investing activities	—	17,710	(310)	—	17,400

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(650)	(120)	—	(770)
Proceeds from borrowings on revolving credit facilities	—	272,900	—	—	272,900
Repayments of borrowings on revolving credit facilities	—	(273,800)	(880)	—	(274,680)
Retirement of senior subordinated notes	(16,020)	—	—	—	(16,020)
Intercompany transfers (to) from subsidiaries	16,020	(14,440)	(1,580)	—	—

Net cash used for financing activities	—	(15,990)	(2,580)	—	(18,570)

Cash and Cash Equivalents:
Increase for the period	—	10	620	—	630
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$350	$4,190	$—	$4,540

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

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods across all of our reportable segments except Packaging. We have experienced generally higher levels of economic activity during the first quarter of 2010, which is one of the significant factors helping to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. We expect that, although we've benefitted from some economic recovery in the first quarter of 2010, revenue and earnings will continue to trend below historical levels until the still unfavorable economic conditions improve.

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

        The demand for some of our products, particularly in the Cequent segment, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of the general economic downturn, including an uncertain credit market and interest rate environment and rising energy costs, among other things. While we are experiencing sales increases in certain of our Cequent businesses in 2010 as compared to 2009 as the economic conditions have begun to improve, we expect the current end market conditions in the Cequent segment will continue to remain weak and/or decline until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        In the fourth quarter of 2008, in response to the deteriorating recent economic conditions, we announced and accelerated our Profit Improvement Plan, which included further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We have also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of our current market environment and to maintain or improve operating margins. We have implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we also have pricing initiatives in place to recover inflationary cost increases and we are continuing actions to leverage our businesses' strong brand names. During 2009, the Company realized savings of approximately $32 million resulting from the actions taken as a part of the Profit Improvement Plan. These implemented actions were a significant driver of maintaining our gross profit margin in 2009 despite a 20% reduction in sales as compared to 2008, and should facilitate further margin expansion in 2010 should our revenues continue to increase.

        The most significant element of our Profit Improvement Plan implemented during the first quarter of 2009 was the restructuring of our legacy towing, trailering and electrical businesses within our

Cequent reportable segment into one business, rationalizing facilities and the management team. This restructuring plan included the announcement and start of the closure process of the Mosinee, WI manufacturing facility, which ceased operations in the fourth quarter of 2009. We incurred approximately $3.3 million of costs in the first quarter of 2009 associated with this initiative.

        There were no significant charges recorded in the first quarter of 2010 related to further implementation of our Profit Improvement Plan initiatives.

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

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA and cash flows provided by (used for) operating activities for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Net income (loss)	$5,430	$(3,680)
Income tax expense (benefit)	4,470	(2,490)
Interest expense	14,290	12,530
Debt extinguishment costs	—	510
Depreciation and amortization	9,610	11,760

Adjusted EBITDA, total company	$33,800	$18,630
Interest paid	(5,250)	(4,770)
Taxes paid	(1,250)	(2,440)
(Gain) loss on dispositions of property and equipment	310	(50)
Gain on extinguishment of debt	—	(15,820)
Receivables sales and securitization, net	3,830	(6,130)
Net change in working capital	(35,530)	12,380

Cash flows provided by (used for) operating activities	$(4,090)	$1,800

        The following table details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA, but that we would consider in evaluating the quality of our Adjusted EBITDA:

	Three months ended March 31,
	2010	2009
	(dollars in thousands)
Severance and business unit restructuring costs(a)	$—	$6,260
Gross gain on extinguishment of debt(b)	—	(15,820)

	$—	$(9,560)

(a)
Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(b)
Gains recognized in connection with the extinguishment of our senior subordinated notes due 2012, excluding debt extinguishment costs.

  Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current reportable segments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$43,600	19.8%	$30,250	15.0%
Energy	43,890	19.9%	40,270	20.0%
Aerospace & Defense	17,080	7.8%	22,200	11.0%
Engineered Components	18,910	8.6%	18,550	9.2%
Cequent	96,580	43.9%	90,450	44.8%

Total	$220,060	100.0%	$201,720	100.0%

Gross Profit:
Packaging	$16,930	38.8%	$10,090	33.4%
Energy	11,580	26.4%	9,970	24.8%
Aerospace & Defense	7,140	41.8%	9,100	41.0%
Engineered Components	3,500	18.5%	2,200	11.9%
Cequent	23,910	24.8%	15,100	16.7%

Total	$63,060	28.7%	$46,460	23.0%

Selling, General and Administrative:
Packaging	$4,810	11.0%	$4,750	15.7%
Energy	6,360	14.5%	6,440	16.0%
Aerospace & Defense	3,280	19.2%	2,280	10.3%
Engineered Components	1,680	8.9%	1,820	9.8%
Cequent	15,790	16.3%	18,450	20.4%
Corporate expenses	5,780	N/A	7,560	N/A

Total	$37,700	17.1%	$41,300	20.5%

Operating Profit:
Packaging	$11,860	27.2%	$5,400	17.9%
Energy	5,180	11.8%	3,520	8.7%
Aerospace & Defense	3,860	22.6%	6,810	30.7%
Engineered Components	1,810	9.6%	380	2.0%
Cequent	8,120	8.4%	(3,350)	-3.7%
Corporate expenses	(5,780)	N/A	(7,560)	N/A

Total	$25,050	11.4%	$5,200	2.6%

Adjusted EBITDA:
Packaging	$14,920	34.2%	$8,640	28.6%
Energy	5,900	13.4%	4,280	10.6%
Aerospace & Defense	4,520	26.5%	7,410	33.4%
Engineered Components	2,570	13.6%	1,120	6.0%
Cequent	12,120	12.5%	1,340	1.5%
Corporate (expenses) income	(5,900)	N/A	7,630	N/A

Subtotal from continuing operations	34,130	15.5%	30,420	15.1%

Discontinued operations	(330)	N/A	(11,790)	N/A

Total company	$33,800	15.4%	$18,630	9.2%

Results of Operations

        The principal factors impacting us during the three months ended March 31, 2010 compared with the three months ended March 31, 2009, were:

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Packaging and Cequent segments;

  •
  the impact of an upturn in economic conditions in the first quarter of 2010 as compared to the global economic recession in the first quarter of 2009, contributing to increased net sales in four of our five reportable segments;

  •
  decreases in the value of the U.S. dollar as compared to the currencies in other countries where we operate; and

  •
  gains on extinguishment of debt in the first quarter of 2009 resulting from the repurchase of our 9 7/8% senior subordinated notes at prices below their face value.

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

        Overall, net sales increased approximately $18.4 million, or approximately 9.1%, for the three months ended March 31, 2010, as compared with the three months ended March 31, 2009. During the first quarter of 2010, net sales increased in each of our five reportable segments except Aerospace & Defense, generally due to higher sales volumes resulting from the upturn in economic conditions as compared to the global economic recession we experienced in the first quarter of 2009. In addition, net sales were favorably impacted by approximately $6.6 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 28.7% and 23.0% for the three months ended March 31, 2010 and 2009, respectively. The increase in profit margin is attributed primarily to the realization of savings resulting from our cost reduction and alternate sourcing initiatives implemented in connection with our Profit Improvement Plan, with the largest impact experienced in our Packaging and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 11.4% and 2.6% for the three months ended March 31, 2010 and 2009, respectively. Operating profit increased approximately $19.9 million, or 381.7%, to $25.1 million for the three months ended March 31, 2010, from $5.2 million for the three months ended March 31, 2009, primarily as a result of higher sales volumes, higher gross profits resulting from savings realized in connection with our Profit Improvement Plan and reduced selling, general and administrative expenses, as our businesses were able to hold or reduce their spending levels year-over-year despite the increase in sales levels.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 15.5% and 15.1% for the three months ended March 31, 2010 and 2009, respectively. Adjusted EBITDA increased approximately $3.7 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. After consideration of the $15.8 million gross gain on extinguishment of debt in the first quarter of 2009 that did not recur in 2010, $0.7 million of costs incurred in connection with our receivables facility in the first quarter of 2009 that were included in other, net while the $0.3 million of costs incurred in the first quarter of 2010 in connection with the facility are included in interest expense, $0.4 million of losses on transactions denominated in foreign currencies in the three months ended March 31, 2010 as compared to $0.2 million of gains on transactions denominated in foreign currencies in the three months ended March 31, 2009 and a decrease in year-over-year depreciation expense of approximately $0.5 million, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales increased approximately $13.4 million, or 44.1%, to $43.6 million in the three months ended March 31, 2010, as compared to $30.2 million in the three months ended March 31, 2009. Overall, sales increased approximately $1.3 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $6.8 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $5.3 million in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily as a result of the moderate general economic recovery.

        Packaging's gross profit increased approximately $6.8 million to $16.9 million, or 38.8% of sales, in the three months ended March 31, 2010, as compared to $10.1 million, or 33.4% of sales, in the three months ended March 31, 2009. Of the increase in gross profit, approximately $3.9 million relates to the increase in sales volumes between years. In addition, approximately $0.6 million is as a result of the favorable currency exchange. The remainder of the increase in gross profit, which approximated a 190 basis point improvement year-over-year, resulted primarily from initiatives implemented in connection with our Profit Improvement Plan, including productivity projects to improve efficiency and throughput and alternate sourcing or improved internal processing for certain production materials.

        Packaging's selling, general and administrative expenses increased approximately $0.1 million to $4.8 million, or 11.0% of sales, in the three months ended March 31, 2010, as compared to $4.7 million, or 15.7% of sales, in the three months ended March 31, 2009, as Packaging was able to hold its selling, general and administrative spending at a consistent level despite the significant increase in sales as a result of the fixed cost reductions implemented throughout 2009.

        Packaging's operating profit increased approximately $6.5 million to $11.9 million, or 27.2% of sales, in the three months ended March 31, 2010, as compared to $5.4 million, or 17.9% of sales, in three months ended March 31, 2009. The increase in operating profit between years is primarily attributed to increased sales volumes, implemented projects associated with our Profit Improvement Plan and favorable currency exchange.

        Packaging's Adjusted EBITDA increased approximately $6.3 million to $14.9 million, or 34.2% of sales, in the three months ended March 31, 2010, as compared to $8.6 million, or 28.6% of sales, in the three months ended March 31, 2009, consistent with the change in operating profit between years.

        Energy.    Net sales for the three months ended March 31, 2010 increased approximately $3.6 million, or 9.0%, to $43.9 million, as compared to $40.3 million in the three months ended March 31, 2009. Sales of specialty gaskets and related fastening hardware increased approximately $3.3 million as a result of increased levels of turn-around activity at petrochemical refineries and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and hardware. Sales within our engine business increased by approximately $0.3 million due to increased sales of gas processing equipment.

        Gross profit within Energy increased approximately $1.6 million to $11.6 million, or 26.4% of sales, in the three months ended March 31, 2010, as compared to $10.0 million, or 24.8% of sales, in the three months ended March 31, 2009. Gross profit increased approximately $0.9 million as a result of the increase in sales levels between years. The remaining increase in gross profit is primarily attributable to increased material margins resulting from successful negotiations with our overseas vendors to reduce the purchase price of certain commodities and inbound freight rates.

        Selling, general and administrative expenses within Energy remained essentially flat at $6.4 million year-over-year, but decreased as a percent of net sales from 16.0% for the three months ended

March 31, 2009 to 14.5% for the three months ended March 31, 2010, as the businesses in this segment were able to hold their spending levels constant despite the increase in sales levels between years.

        Overall, operating profit within Energy increased approximately $1.7 million to $5.2 million, or 11.8% of sales, in the three months ended March 31, 2010, as compared to $3.5 million, or 8.7% of sales, in the three months ended March 31, 2009, due principally to the leverage gained by higher sales volumes and due to increased material margins.

        Energy's Adjusted EBITDA increased $1.6 million to $5.9 million, or 13.4% of sales, in the three months ended March 31, 2010, as compared to $4.3 million, or 10.6% of sales, in the three months ended March 31, 2009, consistent with the increase in operating profit between years.

        Aerospace & Defense.    Net sales for the three months ended March 31, 2010 decreased approximately $5.1 million, or 23.1%, to $17.1 million, as compared to $22.2 million in the three months ended March 31, 2009. Sales in our aerospace business decreased approximately $4.2 million, primarily due to continued lower demand from our distribution customers in response to high inventory levels in the supply chain and consolidation within the distribution segment of the aerospace hardware industry. Sales in our defense business decreased approximately $0.9 million. Our defense business did not sell any cartridge cases in the first quarter of 2010 due to the ongoing relocation of the defense facility, which began in the second quarter of 2009, as compared to $3.0 million of cartridge case sales in the first quarter of 2009 in advance of the facility relocation. The decrease in cartridge case sales was partially offset by increase of approximately $2.1 million in revenue primarily associated with managing the relocation and closure of the defense facility.

        Gross profit within Aerospace & Defense decreased approximately $2.0 million to $7.1 million, or 41.8% of sales, in the three months ended March 31, 2010, from $9.1 million, or 41.0% of sales, in the three months ended March 31, 2009, due primarily to the decline in sales levels between years. In addition, although our aerospace business experienced a more favorable product sales mix and slightly better material margins due to cost reductions in the first quarter of 2010 as compared to the first quarter of 2009, this impact was approximately offset by unfavorable absorption of fixed costs resulting from the decline in sales volumes.

        Selling, general and administrative expenses increased approximately $1.0 million to $3.3 million, or 19.2% of sales, in the three months ended March 31, 2010, as compared to $2.3 million, or 10.3% of sales, in the three months ended March 31, 2009 due primarily to increased attorney and legal fee costs within our defense business.

        Operating profit within Aerospace & Defense decreased approximately $2.9 million to $3.9 million, or 22.6% of sales, in the three months ended March 31, 2010, as compared to $6.8 million, or 30.7% of sales, in the three months ended March 31, 2009, primarily due to lower sales volumes and higher selling, general and administrative expenses due to attorney and legal fees.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $2.9 million to $4.5 million, or 26.5% of sales, in the three months ended March 31, 2010, as compared to $7.4 million, or 33.4% of sales, in the three months ended March 31, 2009, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the three months ended March 31, 2010 increased approximately $0.4 million, or 1.9%, to $18.9 million, as compared to $18.5 million in the three months ended March 31, 2009. Sales within our specialty fittings business increased by approximately $3.0 million, as our new product offerings for automotive fuel systems increased by approximately $1.9 million and sales of our core tube nut products increased by approximately $1.1 million as a result of the recent economic upturn. Sales in our precision tool cutting businesses increased by approximately $0.9 million, primarily as a result of the upturn in the domestic economy and market share gains in our countersink product line. Sales in our industrial cylinder business decreased by approximately $3.5 million, primarily due to the global economic recession, as the recent upturn in the economy has not yet manifested in additional sales in this business, and higher inventory levels at two of its largest customers, who significantly lowered orders in the first quarter of 2010 as compared to the first quarter of 2009.

        Gross profit within Engineered Components increased approximately $1.3 million to $3.5 million, or 18.5% of sales, in the three months ended March 31, 2010, from $2.2 million, or 11.9% of sales, in the three months ended March 31, 2009. All of the businesses within this segment improved their gross profit margin year-over-year due to cost reduction and internal productivity efforts implemented in 2009 and the first quarter of 2010 in response to the economic slowdown. In addition, Engineered Components experienced higher costs in the first quarter of 2009 due to the impact of lower absorption of fixed costs resulting from lower production and/or sales levels in all three businesses and our industrial cylinder business' sale of higher-cost inventory in excess of their ability to secure price increases.

        Selling, general and administrative expenses decreased approximately $0.1 million to $1.7 million, or 8.9% of sales, in the three months ended March 31, 2010, as compared to $1.8 million, or 9.8% of sales, in the three months ended March 31, 2009 as Engineered Components was able to hold its selling, general and administrative spending at a consistent level.

        Operating profit within Engineered Components increased $1.4 million to approximately $1.8 million, in the three months ended March 31, 2010, as compared to operating profit of $0.4 million in the three months ended March 31, 2009, primarily due to savings realized resulting from cost reduction and productivity projects implemented in the last twelve months and due to higher costs related to lower absorption of fixed costs and sales of higher-cost inventory, both of which were incurred in the first quarter of 2009 and were not present in the first quarter of 2010.

        Engineered Components' Adjusted EBITDA increased $1.5 million to $2.6 million, or 13.6% of sales, in the three months ended March 31, 2010, as compared to $1.1 million, or 6.0% of sales, in the three months ended March 31, 2009, consistent with the increase in operating profit between years.

        Cequent.    Net sales increased approximately $6.1 million to $96.6 million in the three months ended March 31, 2010, as compared to $90.5 million in the three months ended March 31, 2009. Net sales were favorably impacted by approximately $5.0 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales in our retail business decreased $4.2 million, as the continued impact of new customers added in the second half of 2009 was more than offset by a one-time inventory pipeline fill for new products sold to a significant customer in the first quarter of 2009 for which there were no similar pipeline fills in the first quarter of 2010. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) increased by $1.1 million, due to stabilization of the markets that this business serves resulting from the upturn in the domestic economy and due to new product introductions in both our original equipment manufacturer and aftermarket businesses. After considering the impact of currency exchange, sales in our Australia/Asia Pacific business increased approximately $4.2 million, due primarily to continued higher original equipment manufacturer and aftermarket sales resulting from new government stimulus incentives announced during the third quarter of 2009, and continued market share gains.

        Cequent's gross profit increased approximately $8.8 million to $23.9 million, or 24.8% of sales, in the three months ended March 31, 2010, from approximately $15.1 million, or 16.7% of sales, in the three months ended March 31, 2009. Of this increase, approximately $0.2 million is due to the increased sales volumes between periods and $1.5 million is due to favorable currency exchange. The most significant reason for the increase is our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize the business and its fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement Plan was the closure of the Mosinee, WI manufacturing facility, which was completed in the fourth quarter of 2009. Cequent incurred approximately $0.9 million of costs impacting gross profit in the first quarter of 2009 to implement these actions, for which the benefit was realized in the first quarter of 2010 with no significant additional implementation costs incurred in 2010.

        Selling, general and administrative expenses decreased approximately $2.7 million to $15.8 million, or 16.3% of sales, in the three months ended March 31, 2010, as compared to $18.5 million, or 20.4% of sales, in the three months ended March 31, 2009. Total expense decreased by $0.3 million after consideration of approximately $2.4 million of costs incurred associated with implementing the Profit Improvement Plan in the first quarter of 2009, primarily related to severance charges recorded in connection with the announcement of the closure of the Mosinee, WI facility. Cequent continues to monitor and minimize its selling, general and administrative spending levels consistent with the current sales levels.

        Cequent's operating profit increased approximately $11.5 million to approximately $8.1 million, or 8.4% of sales, in the three months ended March 31, 2010, from an operating loss of $3.4 million, or (3.7)% of net sales, in the three months ended March 31, 2009. The increase in operating profit is due primarily to the cost reductions, alternate sourcing arrangements and productivity initiatives that have been implemented as part of the Profit Improvement Plan, for which savings are being realized in the first quarter of 2010, and approximately $3.3 million of costs incurred in the first quarter of 2009 to implement such actions.

        Cequent's Adjusted EBITDA increased approximately $10.8 million to $12.1 million, or 12.5% of sales, for the three months ended March 31, 2010, from $1.3 million, or 1.5% of sales, for the three months ended March 31, 2009. After consideration of approximately $0.5 million of lower depreciation expense in the three months ended March 31, 2010 compared with the three months ended March 31, 2009, due primarily to the closure of the Mosinee, WI facility, and $0.1 million of losses on transactions denominated in foreign currencies as compared to $0.1 million of gains on transactions denominated in foreign currencies, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consists of the following:

	Three months ended March 31,
	2010	2009
	(in millions)
Corporate operating expenses	$2.6	$2.9
Employee costs and related benefits	3.2	4.7

Corporate expenses—operating profit	$5.8	$7.6
Receivables sales and securitization expenses	—	0.7
Gain on extinguishment of debt	—	(15.8)
Other, net	0.1	(0.1)

Corporate expenses (income)—Adjusted EBITDA	$5.9	$(7.6)

        Corporate expenses decreased approximately $1.8 million, to $5.8 million, for the three months ended March 31, 2010, from $7.6 million for the three months ended March 31, 2009. The decrease between years is primarily attributed to the severance arrangement associated with the termination of our former chief executive officer in January 2009, which was partially offset by increased short and long-term incentive equity and cash compensation expense. Receivables sales and securitization expenses decreased by approximately $0.8 million for the three months ended March 31, 2010 compared with the three months ended March 31, 2009, as new accounting guidance effective in the first quarter of 2010 requires that we account for the facility similar to our credit facility debt, where amounts outstanding under the facility are classified on the balance sheet as debt and costs incurred under the facility are classified as interest expense on the statement of operations. In addition, during the first quarter of 2009, we retired approximately $31.8 million face value of our senior subordinated notes, resulting in a net gain of approximately $15.3 million after considering non-cash debt extinguishment costs of $0.5 million.

        Interest Expense.    Interest expense increased approximately $1.6 million, to $14.1 million, for the three months ended March 31, 2010, as compared to $12.5 million for the three months ended March 31, 2009. The increase is primarily attributable to an unfavorable change in the fair value of our interest rate swaps of $1.5 million during the first quarter of 2010, $0.3 million of aggregate costs incurred under the receivables facility as of March 31, 2010, previously recorded in other expense, net and an increase in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 5.6% during the first quarter of 2010, from approximately 4.1% during the first quarter of 2009. These increases were partially offset by a decrease in our weighted-average U.S. borrowings to approximately $274.3 million in the three months ended March 31, 2010 from approximately $308.7 million in the three months ended March 31, 2009. In addition, we recorded approximately $1.8 million lower interest expense related to our senior subordinated notes in 2010 as compared to 2009, due primarily our repurchase of $41.4 million face value of our former senior subordinated notes during the second and third quarters of 2009.

        Other Expense, Net.    Other expense, net decreased approximately $0.2 million, to $0.5 million for the three months ended March 31, 2010, as compared to $0.7 million for the three months ended March 31, 2009. In the first quarter of 2010, we incurred approximately $0.4 million of losses on transactions denominated in foreign currencies. In the first quarter of 2009, we recognized approximately $0.2 million in gains on transactions denominated in foreign currencies and incurred $0.7 million of expenses in connection with the both the use and renewal of our receivables facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended March 31, 2010 and 2009.

        Income Taxes.    The effective income tax rates for the three months ended March 31, 2010 and 2009 were 44.7% and 37.0%, respectively. The increase in the effective tax rate in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is related to a tax charge of approximately $1.0 million due to the impact of certain Subpart F exceptions under U.S. tax legislation that recently expired.

        Discontinued Operations.    The results of discontinued operations consist of our medical device and property management lines of business, which are classified as held for sale for all periods presented, and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Our loss from discontinued operations, net of income tax benefit, was $0.3 million and $8.3 million for the three months ended March 31, 2010 and 2009, respectively. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources

Cash Flows

        Cash used for operating activities for the three months ended March 31, 2010 was approximately $4.1 million, as compared to cash provided by operating activities of $1.8 million for the three months ended March 31, 2009. Significant changes in cash flows provided by (used for) operating activities and the reasons for such changes are as follows:

  •
  For the three months ended March 31, 2010, the Company generated $16.8 million of cash, based on the reported net income from operations of $5.4 million and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, depreciation and amortization, changes in deferred taxes, stock compensation and other non-cash items. For the three months ended March, 31 2009, the Company used $10.4 million in cash flows based on the reported net loss from operations of $3.7 million and after considering the effects of non-cash impacts related to gains/losses on dispositions of property and equipment, depreciation and amortization, changes in deferred taxes, debt extinguishments, stock compensation and other non-cash items.

  •
  For the three months ended March 31, 2010, activity related to receivables sales resulted in net proceeds of approximately $3.8 million. For the three months ended March 31, 2009, activity related to the sale of receivables and use of our receivables facility resulted in a net cash use of approximately $6.1 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first three months of 2009, we relied primarily on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs, as it was our lowest cost source of borrowings.

  •
  Increases in receivables resulted in a use of cash of approximately $39.0 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively, primarily due to the increase in sales in the first quarter of 2010 and a heavier mix toward sales to foreign customers, who typically have longer terms for payment. Our accounts receivable past-due aging has not changed significantly year-over-year.

  •
  For the three months ended March 31, 2010 and 2009, we reduced our investment in inventory consistent with our management strategy to improve inventory turns and to better align inventory levels with end market demand, which resulted in a cash source of approximately $6.1 million and $18.1 million, respectively.

  •
  For the three months ended March 31, 2010 and 2009, accounts payable and accrued liabilities resulted in a net source of cash of approximately $7.9 million and $1.2 million, respectively. The increase in accounts payable and accrued liabilities as of March 31, 2010 is primarily a result of increased production activity in the first quarter of 2010 compared with the fourth quarter of 2009 due to the upturn in economic activity.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $0.3 million and $1.7 million for the three months ended March 31, 2010 and 2009, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

        Net cash used for investing activities for the three months ended March 31, 2010 was approximately $2.6 million, as compared to net cash provided by investing activities of $17.4 million for the three months ended March 31, 2009. During the first three months of 2010, our investing activities related primarily to capital expenditures, which remained below historical levels due to the lower sales levels given the economic downturn. During the first three months of 2009, we generated approximately $20.7 million of cash from business and asset dispositions, primarily related to the sale of our specialty laminates, jacketings and insulation tapes line of business. We also incurred approximately $3.3 million in capital expenditures to support our growth initiatives.

        Net cash provided by financing activities for the three months ended March 31, 2010 was approximately $3.8 million, as compared to net cash used for financing activities of approximately $18.6 million for the three months ended March 31, 2009. During the first quarter of 2010, we increased our amounts outstanding on our revolving credit facility by approximately $4.3 million. During the first quarter of 2009, we used approximately $16.0 million of available cash to retire $31.8 million face value of our previous 9 7/8% senior subordinated notes via open market purchases. In addition we decreased amounts outstanding on our revolving credit facilities during the first three months of 2009 by approximately $1.8 million.

Our Debt and Other Commitments

        During the fourth quarter of 2009, the Company amended and restated its credit facilities. Prior to the amendment and restatement, the credit facilities consisted of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, the revolving credit facility was reduced to $83.0 million, while the supplemental revolving credit facility and term loan facility remained at $60.0 million and $252.2 million, respectively (collectively, the Amended and Restated Credit Agreement or "ARCA"). Under the ARCA, the Company extended the maturity of $70.0 million of its revolving credit facility until December 15, 2013, and the maturity of $226.3 million of its term loan until December 15, 2015. The maturity date of $8.0 million of its revolving credit facility and the $60.0 million deposit-linked supplemental revolving credit facility remained at August 2, 2011, and the maturity date of $25.9 million of its term loan remained at August 2, 2013. At March 31, 2010, approximately $250.9 million was outstanding on the term loan and $13.2 million was outstanding on the revolving credit facilities. Under the ARCA, up to $25.0 million of our revolving credit facility in the aggregate is available in 2010 to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the ARCA is 5.00 to 1.00 for January 1, 2010 to March 31, 2010, 5.25 to 1.00 for April 1, 2010 to June 30, 2010, 5.00 to 1.00 for July 1, 2010 to December 31, 2010, 4.75 to 1.00 for January 1, 2011 to June 30, 2011, 4.50 to 1.00 for July 1, 2011 to September 30, 2011, 4.25 to 1.00 for October 1, 2011 to September 30, 2012, 4.00 to 1.00 for October 1, 2012 to June 30, 2013 and 3.50 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 3.69 to 1.00 at March 31, 2010. Our permitted interest expense coverage ratio under the ARCA is 2.30 to 1.00 for January 1, 2010 to March 31, 2010, 2.15 to 1.00 for April 1, 2010 to June 30, 2010, 2.00 to 1.00 for July 1, 2010 to June 30, 2011, 2.25 to 1.00 for July 1, 2011 to June 30, 2012, 2.40 to 1.00 for July 1, 2012 to December 31, 2012, 2.50 to 1.00 for January 1, 2013 to September 30, 2013 and 2.75 to 1.00 for October 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.07 to 1.00 at March 31, 2010. At March 31, 2010, we were in compliance with our financial covenants.

        The following is a reconciliation of net income (loss), as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended March 31, 2010:

	Year Ended December 31, 2009	Less: Three Months Ended March 31, 2009	Add: Three Months Ended March 31, 2010	Twelve Months Ended March 31, 2010
	(dollars in thousands)
Net income (loss), as reported	$(220)	$(3,680)	$5,430	$8,890
Bank stipulated adjustments:
Interest expense, net (as defined)	45,720	12,530	14,290	47,480
Income tax expense (benefit)(1)	(520)	(2,490)	4,470	6,440
Depreciation and amortization	43,940	11,760	9,610	41,790
Extraordinary non-cash charges(2)	3,270	—	—	3,270
Monitoring fees(3)	2,890	—	—	2,890
Interest equivalent costs(4)	1,530	570	—	960
Non-cash compensation expense	1,370	30	480	1,820
Other non-cash expenses or losses	3,570	420	830	3,980
Non-recurring expenses or costs for cost savings projects(6)	10,940	3,500	—	7,440
Debt extinguishment costs(7)	11,400	510	—	10,890
Negative EBITDA from discontinued operations(8)	3,720	100	440	4,060
Permitted dispositions(9)	12,130	11,520	(110)	500

Consolidated Bank EBITDA, as defined	$139,740	$34,770	$35,440	$140,410

	March 31, 2010
	(dollars in thousands)
Total long-term debt	$518,520
Aggregate funding under the receivables securitization facility	—

Total Consolidated Indebtedness, as defined	$518,520

Consolidated Bank EBITDA, as defined	$140,410

Actual leverage ratio	3.69	x

Covenant requirement	5.00	x

	Year Ended December 31, 2009	Less: Three Months Ended March 31, 2009	Add: Three Months Ended March 31, 2010	Twelve Months Ended March 31, 2010
	(dollars in thousands)
Interest expense, as reported	$45,720	$12,530	$14,290	$47,480
Bank stipulated adjustments:
Interest equivalent costs from receivables financing	1,530	570	—	960
Interest income	(310)	(100)	(90)	(300)
Non-cash amounts attributable to amortization of financing costs	(2,240)	(610)	(720)	(2,350)

Total Consolidated Cash Interest Expense, as defined	$44,700	$12,390	$13,480	$45,790

	March 31, 2010
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$140,410
Total Consolidated Cash Interest Expense, as defined	45,790

Actual interest expense ratio	3.07	x

Covenant requirement	2.30	x

(1)
Amount includes tax expense (benefits) associated with discontinued operations.

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

(7)
Costs incurred in connection with amending and restating our credit facilities, issuance of our 9 3/4% senior secured notes and the retirement of our 9 7/8% senior subordinated notes.

(8)
Not to exceed $10,000,000 in any fiscal year.

(9)
EBITDA from permitted dispositions, as defined.

        Two of our international businesses are also parties to loan agreements with banks, denominated in their local currencies.

        In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, At March 31, 2010 the balance outstanding under this agreement, which is secured by a letter of credit under our credit facilities, was approximately $0.7 million at an interest rate of 2.5%.

        In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars which expires December 31, 2010. At March 31, 2010, the balance outstanding under this agreement was approximately $8.3 million at an interest rate of 6.8%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at March 31, 2010. In addition to the financial covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities.

        Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. As of March 31, 2010, we had no amounts funded under the facility with $51.7 million available but not utilized.

        At March 31, 2010, our available revolving credit capacity of $143.0 million under our credit facility was reduced by approximately $31.0 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit and $13.2 million outstanding under our supplemental revolving credit facility at March 31, 2010, we had $98.8 million of revolving credit capacity available, in addition to $51.7 million of available liquidity under our accounts receivable facility discussed above. However, after consideration of our leverage covenant, we had aggregate available funding under our revolving credit and accounts receivable facilities of $150.5 million at March 31, 2010.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $31.0 million in letters of credit outstanding related thereto, is approximately $112.0 million, while our available liquidity under our accounts receivable securitization facility ranges from $30 million to $55 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Cequent operating segment. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our revolving credit and accounts receivable facilities.

        Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $150.5 million at March 31, 2010, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at March 31, 2010, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

        Our exposure to interest rate risk results from variable rates under our credit facility. Borrowings under our credit facility bear interest at various rates some of which are subject to a 2% LIBOR-floor.

        At March 31, 2010, 1-Month LIBOR approximated 0.25%. Based on our variable rate-based borrowings outstanding at March 31, 2010, and after consideration of the 2% LIBOR-floor applicable to $53.1 million of our supplemental revolving credit facility and $225.2 million of our term loan, a 1% increase in the per annum interest rate for borrowings under our U.S. and foreign credit facilities would increase our interest expense by approximately $0.3 million annually. The impact of a further decrease in LIBOR on our annual interest expense would not be material.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated 14.7 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

        In addition to rent expense from continuing operations, we also have approximately $2.3 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 61% relates to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024), 33% relates to the Wood Dale facility in the former industrial fastening business (which extends through 2022), and 6% relates to the facility in our medical device line of business (which extends through 2012).

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

Outlook

        We believe the actions completed in 2009 under our Performance Improvement Plan position us for continued profitable future growth and place us in a better competitive position by enabling strategies focused on reduced cycle times and securing our position as best cost producer. Among our top priorities for 2010 are continuing to identify and execute on cost savings and productivity initiatives, to grow revenue via new products and expand our core products in non-U.S. markets, to continue to reduce our indebtedness and increase our available liquidity.

        The combination of the savings realized from the Performance Improvement Plan, our ongoing productivity initiatives and the upturn in economic activity in the first quarter of 2010 has helped us to grow our earnings levels as compared to the first quarter of 2009. As there is still some degree of uncertainty in the markets that our businesses serve, there are a range of possible outcomes due to the uncertain financial markets environment, and we can offer no assurances that the economy will continue to improve.

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

        During the quarter ended March 31, 2010, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2009 Annual Report on Form 10-K.

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

  Evaluation of disclosure controls and procedures

        As of March 31, 2010, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

TRIMAS CORPORATION

Item 1.    Legal Proceedings

        See Note 10, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2009 Form 10-K.

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

        Reserved.

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
4.2	(c)	Supplemental Indenture dated as of March 4, 2003.
4.3	(d)	Second Supplemental Indenture dated as of May 9, 2003.
4.4	(e)	Third Supplemental Indenture dated as of August 6, 2003.
4.5	(p)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6	(ad)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7	(ac)	Sixth Supplemental Indenture, dated as of December 29, 2009.

4.8	(ac)	Indenture relating to the 9 3/4% senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.1	(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2	(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3	(j)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4	(i)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5	(ab)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006, as further amended and restated as of December 16, 2009, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Comerica Bank, as Syndication Agent and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner.
10.6	(ac)
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
10.7	(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.8	(w)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.9	(a)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.10	(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.11	(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.12	(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.13	(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.14	(w)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.15	(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.16	(w)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.17	(ac)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.18	(ac)
Receivables Transfer Agreement, dated as of December 29, 2009, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wachovia Bank, National Association, as Administrative Agent.

10.19	(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.20	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21	(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22	(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24	(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A—Form of Sublease Agreement).
10.26	(f)	2003 Form of Stock Option Agreement.
10.27	(s)	2008 Annual Value Creation Program.
10.28	(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.29	(g)	Form of Indemnification Agreement.
10.30	(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.31	(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.32	(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.33	(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.34	(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.35	(k)	Management Rights Agreement.
10.36	(aa)	Executive Severance/Change of Control Policy.
10.37	(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.38	(q)	Separation Agreement dated April 10, 2008.
10.39	(r)	Letter Agreement dated April 28, 2008.
10.40	(s)	Letter Agreement dated July 1, 2008.
10.41	(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.42	(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.43	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of January 28, 2009.

10.44	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.45	(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46	(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47	(v)	Separation Agreement dated as of January 13, 2009.
10.48	(y)	Separation Agreement dated as of March 5, 2009.
10.49	(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50	(y)	2009 TriMas Incentive Compensation Plan.
10.51	(af)	2010 TriMas Incentive Compensation Plan.
10.52	(aa)	Flexible Cash Allowance Policy.
10.53	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Additional Grant.
10.54	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 162(m) Conversion Grant.
10.55	(ad)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Conversion and Additional Grants.
10.56	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.57	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement.
10.58	(ae)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.59		Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(h)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on July 6, 2005 (File No. 333-100351).

(i)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on August 3, 2006 (File No. 333-100351).

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

(l)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q, filed on August 3, 2007 (File No. 333-100351).

(m)
Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).

(n)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 4, 2008 (File No. 001-10716).

(o)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 26, 2008 (File No. 001-10716).

(p)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).

(q)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 10, 2008 (File No. 001-10716).

(r)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on June 2, 2008 (File No. 001-10716).

(s)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).

(t)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).

(u)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 14, 2009 (File No. 001-10716).

(v)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 5, 2009 (File No. 001-10716).

(w)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 17, 2009 (File No. 001-10716).

(x)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).

(y)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 10, 2009 (File No. 001-10716).

(z)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2009 (File No. 001-10716).

(aa)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).

(ab)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 17, 2009 (File No. 001-10716).

(ac)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).

(ad)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).

(ae)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).

(af)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).

(ag)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: April 30, 2010	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer