Form 10-Q
period 2010-06-30
TRIMAS CORP
filed 2010-08-03
CIK 842633

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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

        As of August 3, 2010, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,037,885 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,590	$9,480
Receivables, net of reserves of approximately $6.0 million and $5.7 million as of June 30, 2010 and December 31, 2009, respectively	137,820	93,380
Inventories	138,440	141,840
Deferred income taxes	28,120	24,320
Prepaid expenses and other current assets	5,930	6,500
Assets of discontinued operations held for sale	—	4,250

Total current assets	334,900	279,770
Property and equipment, net	158,660	162,220
Goodwill	191,460	196,330
Other intangibles, net	157,920	164,080
Other assets	22,360	23,380

Total assets	$865,300	$825,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$7,180	$16,190
Accounts payable	115,870	92,840
Accrued liabilities	65,630	65,750
Liabilities of discontinued operations	—	1,070

Total current liabilities	188,680	175,850
Long-term debt	493,020	498,360
Deferred income taxes	57,490	42,590
Other long-term liabilities	44,960	47,000

Total liabilities	784,150	763,800

Preferred stock $0.01 par: Authorized 100,000,000 shares;
Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares;
Issued and outstanding: 34,029,885 shares at June 30, 2010 and 33,895,503 shares at December 31, 2009	340	330
Paid-in capital	529,410	528,370
Accumulated deficit	(483,520)	(510,380)
Accumulated other comprehensive income	34,920	43,660

Total shareholders' equity	81,150	61,980

Total liabilities and shareholders' equity	$865,300	$825,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	$252,060	$207,870	$472,120	$409,590
Cost of sales	(173,750)	(157,690)	(330,750)	(312,950)

Gross profit	78,310	50,180	141,370	96,640
Selling, general and administrative expenses	(41,370)	(33,870)	(79,070)	(75,170)
Gain (loss) on dispositions of property and equipment	(420)	120	(730)	160

Operating profit	36,520	16,430	61,570	21,630

Other income (expense), net:
Interest expense	(13,090)	(11,300)	(27,230)	(23,780)
Gain on extinguishment of debt	—	11,760	—	27,070
Gain on bargain purchase	410	—	410	—
Other, net	(540)	(820)	(1,050)	(1,520)

Other income (expense), net	(13,220)	(360)	(27,870)	1,770

Income from continuing operations before
income tax expense	23,300	16,070	33,700	23,400
Income tax expense	(8,080)	(6,240)	(12,730)	(8,950)

Income from continuing operations	15,220	9,830	20,970	14,450
Income (loss) from discontinued operations, net of income tax benefit (expense)	6,210	(840)	5,890	(9,140)

Net income	$21,430	$8,990	$26,860	$5,310

Earnings per share—basic:
Continuing operations	$0.45	$0.29	$0.62	$0.43
Discontinued operations, net of income tax benefit (expense)	0.18	(0.02)	0.17	(0.27)

Net income per share	$0.63	$0.27	$0.79	$0.16

Weighted average common shares—basic	33,794,647	33,485,317	33,681,516	33,472,481

Earnings per share—diluted:
Continuing operations	$0.44	$0.29	$0.61	$0.43
Discontinued operations, net of income tax benefit (expense)	0.18	(0.02)	0.17	(0.27)

Net income per share	$0.62	$0.27	$0.78	$0.16

Weighted average common shares—diluted	34,437,418	33,656,242	34,318,002	33,532,477

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$26,860	$5,310
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(9,310)	(160)
Gain on bargain purchase	(410)	—
Depreciation	11,960	15,510
Amortization of intangible assets	7,090	7,320
Amortization of debt issue costs	1,450	1,160
Deferred income taxes	9,610	1,080
Gain on extinguishment of debt	—	(27,070)
Non-cash compensation expense	760	190
Net proceeds from (reductions in) sale of receivables and receivables securitization	4,390	(5,950)
(Increase) decrease in receivables	(47,520)	1,050
Decrease in inventories	5,150	41,290
Decrease in prepaid expenses and other assets	1,820	3,940
Increase (decrease) in accounts payable and accrued liabilities	20,160	(12,480)
Other, net	(590)	980

Net cash provided by operating activities, net of acquisition impact	31,420	32,170

Cash Flows from Investing Activities:
Capital expenditures	(5,250)	(6,420)
Acquisition of businesses, net of cash acquired	(11,660)	—
Net proceeds from disposition of businesses and other assets	14,740	22,420

Net cash provided by (used for) investing activities	(2,170)	16,000

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(1,300)	(1,580)
Proceeds from borrowings on revolving credit facilities	264,930	508,360
Repayments of borrowings on revolving credit facilities	(278,060)	(518,330)
Retirement of senior subordinated notes	—	(35,170)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(180)	—
Proceeds from exercise of stock options	80	—
Excess tax benefits from stock based compensation	390	—

Net cash used for financing activities	(14,140)	(46,720)

Cash and Cash Equivalents:
Increase for the period	15,110	1,450
At beginning of period	9,480	3,910

At end of period	$24,590	$5,360

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,000	$21,830

Cash paid for taxes	$3,270	$4,310

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Six Months Ended June 30, 2010

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Comprehensive income:
Net income	—	—	26,860	—	26,860
Amortization of defined benefit plan deferred losses (net of tax of $20 thousand) (Note 15)	—	—	—	40	40
Foreign currency translation	—	—	—	(9,580)	(9,580)
Amortization of unrealized loss on interest rate swaps (net of tax of $0.5 million) (Note 10)	—	—	—	800	800

Total comprehensive income					18,120
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(180)	—	—	(180)
Stock option exercises and restricted stock vestings	10	70	—	—	80
Excess tax benefits from stock based compensation	—	390	—	—	390
Non-cash compensation expense	—	760	—	—	760

Balances, June 30, 2010	$340	$529,410	$(483,520)	$34,920	$81,150

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in five reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. See Note 12, "Segment Information," for further information on each of the Company's reportable segments.

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

2. Discontinued Operations and Assets Held for Sale

        During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business which was part of the Engineered Components operating segment. The business was sold in May 2010 for cash proceeds of $2.0 million, which approximated the net book value of the assets and liabilities sold.

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

        During the fourth quarter of 2007, the Company committed to a plan to sell its property management line of business. The sale was completed in April 2010 for cash proceeds of $13.0 million, resulting in a pre-tax gain on sale of approximately $10.1 million during the second quarter of 2010.

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net sales	$130	$1,450	$660	$10,570

Income (loss) from discontinued operations before income tax benefit (expense)	$9,790	$(1,390)	$9,290	$(14,860)
Income tax benefit (expense)	(3,580)	550	(3,400)	5,720

Income (loss) from discontinued operations, net of income tax benefit (expense)	$6,210	$(840)	$5,890	$(9,140)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Receivables, net	$—	$200
Property and equipment, net	—	4,050

Total assets	$—	$4,250

Accounts payable	$—	$150
Accrued liabilities and other	—	920

Total liabilities	$—	$1,070

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions from Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. As of December 31, 2009, the Company completed the move and ceased operations in Mosinee. Upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent segment of approximately $5.3 million for future lease obligations on the facility net of estimated lease recoveries. Also during 2009, the Company recorded a pre-tax charge within its Cequent segment of approximately $1.8 million, of which $1.6 million was recorded in the first quarter of 2009, primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. As of June 30, 2010, the Company had paid all severance benefits.

        In addition, the Company recorded approximately $2.6 million of accelerated depreciation expense during 2009 as a result of shortening the expected lives on certain machinery and equipment assets that the Company no longer utilizes following the closure, of which $1.2 million and $1.7 million was recorded in the three and six months ended June 30, 2009.

4. Acquisitions

        On June 8, 2010, the Company's Norris Cylinder subsidiary, included in the Company's Engineered Components segment, completed the acquisition of certain assets and liabilities from Taylor-Wharton International, LLC ("TWI") and its subsidiary, TW Cylinders, related to TWI's high and low-pressure cylinder business for $11.8 million, including a net working capital adjustment of $0.8 million. The acquisition was completed following approval by the United States Bankruptcy Court for the District of Delaware pursuant to Section 363 of the U.S. Bankruptcy Code. The assets purchased generated approximately $17 million in revenue during 2009. The fair value of the net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $0.4 million, which is included in other income, net in the accompanying consolidated results of operations for the three and six months ended June 30, 2010. The purchase price remains subject to the finalization of the net working capital adjustment, which is to be completed within 90 days post-transaction.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Acquisitions (Continued)

        The results of operations of the aforementioned acquisition are not significant compared to the overall results of operations of the Company.

5. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the six months ended June 30, 2010 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent	Total
	(dollars in thousands)
Balance, December 31, 2009	$115,460	$39,740	$41,130	$—	$—	$196,330
Foreign currency translation	(4,810)	(60)	—	—	—	(4,870)

Balance, June 30, 2010	$110,650	$39,680	$41,130	$—	$—	$191,460

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2010 and December 31, 2009 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2010		As of December 31, 2009
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$24,610	$(19,370)	$24,710	$(18,290)
15 - 25 years	154,610	(65,360)	154,610	(61,250)

Total customer relationships	179,220	(84,730)	179,320	(79,540)

Technology and other:
1 - 15 years	26,640	(22,870)	25,800	(22,060)
17 - 30 years	42,310	(17,660)	42,120	(16,640)

Total technology and other	68,950	(40,530)	67,920	(38,700)

Trademark/Trade names (indefinite life)	35,010	—	35,080	—

	$283,180	$(125,260)	$282,320	$(118,240)

        Amortization expense related to technology and other intangibles was approximately $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.6 million for each of the three months ended June 30, 2010 and 2009, respectively, and $5.2 million and $5.3 million for the six months ended June 30, 2010 and 2009, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Receivables Facility

        On December 29, 2009, the Company entered into a new three year accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of June 30, 2010 or December 31, 2009, but had $53.9 million and $32.1 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. As of June 30, 2010, the cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.25% and a fee on the unused portion of the facility of 1.00%. Aggregate costs incurred under this facility were $0.3 million and $0.6 million for the three and six months ended June 30, 2010, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on December 29, 2012.

        The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3 month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of June 30 2010, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.6%.

        Through December 28, 2009, TriMas was party to a 364-day accounts receivable facility through TSPC. Under this facility, TSPC, from time to time, was able to sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. The net proceeds of the sale of receivables were less than the face amount of the accounts receivable sold by an amount that approximated the purchaser's financing costs. As of June 30, 2009, the cost of funds under this facility consisted of a commercial paper-based rate plus the usage fee of 4.5% and a fee on the unused portion of the facility of 2.25%. In addition, the Company completed its annual renewal of this facility in February 2009, incurring approximately $0.4 million. Aggregate costs incurred under this facility, including renewal costs, were $0.3 million and $1.0 million for the three and six months ended June 30, 2009, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of June 30, 2010 and December 31, 2009, the Company's funding under these arrangements was approximately $4.4 million and $4.5 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.5% and 1.4%, at June 30, 2010 and 2009, respectively. Costs associated with these transactions were approximately $0.07 million and $0.05 million for the three months ended June 30, 2010 and 2009, respectively, and $0.1 million for each of the six month periods ended June 30, 2010 and 2009, and are included in other expense, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Inventories

        Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Finished goods	$88,490	$95,420
Work in process	18,880	16,270
Raw materials	31,070	30,150

Total inventories	$138,440	$141,840

8. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Land and land improvements	$2,580	$2,380
Buildings	46,030	44,810
Machinery and equipment	274,780	283,710

	323,390	330,900
Less: Accumulated depreciation	164,730	168,680

Property and equipment, net	$158,660	$162,220

        Depreciation expense was approximately $5.9 million and $7.1 million, and $11.9 million and $13.7 million for the three and six months ended June 30, 2010 and 2009, respectively, of which $5.2 million and $6.3 million, and $10.5 million and $12.1 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.7 million and $0.8 million, and $1.4 million and $1.6 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

        In connection with the closure of the Mosinee facility (see Note 3), the Company recorded accelerated depreciation expense of approximately $1.2 million and $1.7 million during the three and six months ended June 30, 2009, respectively, which is included in the $6.3 million and $12.1 million of depreciation expense recorded in cost of sales during the three and six months then ended. This charge related to shortening the expected useful lives on certain machinery and equipment.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt

        The Company's long-term debt consists of the following:

	June 30, 2010	December 31, 2009
	(dollars in thousands)
U.S. bank debt	$250,250	$256,680
Non-U.S. bank debt and other	4,760	12,890
9 3/4% senior secured notes, due December 2017	245,190	244,980

	500,200	514,550
Less: Current maturities, long-term debt	7,180	16,190

Long-term debt	$493,020	$498,360

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $83.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2010 and December 31, 2009, the Company had letters of credit of approximately $31.0 million and $31.2 million, respectively, issued and outstanding.

        At June 30, 2010 and December 31, 2009, the Company had $0 and $5.1 million, respectively, outstanding under its supplemental revolving credit facility and had an additional $112.0 million and $101.7 million, respectively, potentially available after giving effect to approximately $31.0 million and $31.2 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $165.9 million and $114.3 million, respectively of capacity available to it for general corporate purposes under its revolving credit and accounts receivable facilities.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $300.8 million and $270.4 million at June 30, 2010 and December 31, 2009, respectively, are presented in the financial information in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at June 30, 2010.

        The Company's term loan facility traded at approximately 98.0% and 95.5% of par value as of June 30, 2010 and December 31, 2009, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At June 30, 2010, the balance outstanding under this arrangement was $0.2 million at an interest rate of 2.5%. At December 31, 2009, the balance outstanding under this agreement was approximately $0.8 million at an interest rate of 2.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At June 30, 2010, the balance outstanding under this agreement was $4.2 million at an interest rate of 6.8%. At December 31, 2009, the balance outstanding under this agreement was approximately $11.7 million at an interest rate of approximately 6.6%.

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

        During the three and six months ended June 30, 2009, the Company utilized approximately $19.1 million and $35.1 million, respectively, of cash on hand to retire $31.4 million and $63.2 million, respectively of face value of the Sub Notes, resulting in a net gain in the three and six months ended June 30, 2009 of approximately $11.8 million and $27.1 million, respectively, after considering non-cash debt extinguishment costs of $0.5 million and $1.0 million respectively.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At June 30, 2010, the Company was in compliance with all such covenant requirements.

        The Company's Senior Notes traded at approximately 101.0% and 98.5% of par value as of June 30, 2010 and December 31, 2009, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.

10. Derivative Instruments

        The Company is party to interest rate swaps to fix the variable LIBOR-based portion on $200.0 million notional amount of the Company's term loan facility. Upon inception, the interest rate swaps were designated as cash flow hedges; however, upon the Company's amendment and restatement of its credit facilities in the fourth quarter of 2009, the Company determined that these interest rate swaps were no longer effective due to the imposition of a LIBOR floor in the determination of the variable interest rate on the term loan facility. In the first quarter of 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility; however, the amended interest rate swaps have not been designated as hedging instruments. For the three and six months ended June 30, 2010, approximately $0.9 million and $1.3 million, respectively, of unrealized loss from

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

accumulated other comprehensive income incurred while the interest rate swaps were effective was amortized into earnings as interest expense. Over the next 12 months, the Company expects approximately $1.4 million of unrealized loss in accumulated other comprehensive income incurred while the interest rate swaps were effective to be amortized into earnings as interest expense.

        As of December 31, 2009, the Company held a foreign exchange forward contract with a notional value of 55.5 million Mexican pesos and a foreign exchange forward contract with a notional value of £6.5 million. These contracts expired during the first quarter of 2010 and were not designated as hedging instruments.

        As of June 30, 2010 and December 31, 2009, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	$—	$2,360	$1,700
Interest rate contracts	Other long-term liabilities	—	—	140	660
Foreign currency forward contracts	Accrued liabilities	—	—	—	150

Total derivatives not designated as hedging instruments		$—	$—	$2,500	$2,510

        The effect of derivative instruments on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 is summarized as follows:

				Amount of Loss Reclassifed from AOCI in to Earnings
	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)
				Three months ended June 30,		Six months ended June 30,
			Location of Loss Reclassified from AOCI into Earnings (Effective Portion)
	As of June 30, 2010	As of December 31 2009
				2010	2009	2010	2009
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments Interest rate contracts	$(860)	$(1,660)	Interest expense	$(880)	$(620)	$(1,290)	$(1,010)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three months ended June 30,		Six months ended June 30,
					Location of Gain (Loss) Recognized in Earnings on Derivatives
	2010	2009	2010	2009
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	$(110)	$—	$(1,560)	$—	Interest expense
Foreign exchange contracts	$—	$—	$50	$—	Other expense, net

        Valuations of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are shown below:

		June 30, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(2,500)	$—	$(2,500)	$—

		December 31, 2009
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(2,360)	$—	$(2,360)	$—
Foreign currency forward contracts	Recurring	(150)	—	(150)	—

		$(2,510)	$—	$(2,510)	$—

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

        As of June 30, 2010, the Company was a party to approximately 1,019 pending cases involving an aggregate of approximately 8,071 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2009	7,524	586	254	40	$4,644	$2,652,000
Six months ended June 30, 2010	7,816	524	246	23	$11,283	$1,514,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,071 claims pending at June 30, 2010, 64 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 47 of the 64 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 13 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 4 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 48 of the 64 claims sought between $50,000 and $600,000, 13 sought between $1.0 million and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 47 of the 64 claims sought between $1.0 million and $2.5 million, 13 sought between $2.5 million and $5.0 million and 4 sought over $5.0 million. In

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, there may be a period prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage during which the Company would be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net Sales
Packaging	$45,520	$36,150	$89,120	$66,400
Energy	43,750	34,990	87,640	75,260
Aerospace & Defense	17,220	18,270	34,300	40,470
Engineered Components	23,320	14,920	42,230	33,470
Cequent	122,250	103,540	218,830	193,990

Total	$252,060	$207,870	$472,120	$409,590

Operating Profit
Packaging	$13,480	$8,830	$25,340	$14,230
Energy	5,350	2,660	10,530	6,180
Aerospace & Defense	3,810	6,410	7,670	13,220
Engineered Components	3,930	340	5,740	720
Cequent	16,050	2,890	24,170	(460)
Corporate expenses	(6,100)	(4,700)	(11,880)	(12,260)

Total	$36,520	$16,430	$61,570	$21,630

Adjusted EBITDA
Packaging	$16,420	$11,580	$31,340	$20,220
Energy	6,020	3,500	11,920	7,780
Aerospace & Defense	4,490	7,010	9,010	14,420
Engineered Components	5,080	1,140	7,650	2,260
Cequent	19,850	8,160	31,970	9,500
Corporate (expenses) income	(6,040)	7,250	(11,940)	14,880

Subtotal from continuing operations	45,820	38,640	79,950	69,060
Discontinued operations	9,940	(790)	9,610	(12,580)

Total company	$55,760	$37,850	$89,560	$56,480

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income	$21,430	$8,990	$26,860	$5,310
Income tax expense	11,660	5,720	16,130	3,230
Interest expense	13,230	11,590	27,520	24,120
Debt extinguishment costs	—	480	—	990
Depreciation and amortization	9,440	11,070	19,050	22,830

Adjusted EBITDA, total company	$55,760	$37,850	$89,560	$56,480
Adjusted EBITDA, discontinued operations	9,940	(790)	9,610	(12,580)

Adjusted EBITDA, continuing operations	$45,820	$38,640	$79,950	$69,060

13. Equity Awards

        The Company maintains two long-term equity incentive plans, the TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") and the 2002 Long Term Equity Incentive Plan (the "2002 Plan"). See below for details of awards by plan.

2006 Plan

        Information related to stock options at June 30, 2010 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	554,000	$1.14
Granted	—
Exercised	(10,666)	1.01
Cancelled	—

Outstanding at June 30, 2010	543,334	$1.15	8.6	$5,522,340

        As of June 30, 2010, 173,998 stock options were exercisable under the 2006 Plan. In addition, the fair value of options which vested during the six month periods ended June 30, 2010 and 2009 was $0.1 million and $0 million, respectively. No options vested during the three month periods ended June 30, 2010 and 2009. As of June 30, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.3 years.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

        Information related to restricted shares at June 30, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	251,937	$5.99
Granted	—
Vested	(152,594)	5.37
Cancelled	(2,296)	8.80

Outstanding at June 30, 2010	97,047	$6.89	0.6	$1,096,980

        As of June 30, 2010, there was approximately $0.2 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 0.7 years.

        The Company recognized approximately $0.1 million for each of the three month periods ended June 30, 2010 and 2009, and approximately $0.4 million and $0.1 million for the six months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

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

        Information related to stock options at June 30, 2010, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,285,344	$13.45
Granted	97,870	6.09
Exercised	(80,852)	1.01
Cancelled	(65,179)	7.65

Outstanding at June 30, 2010	1,237,183	$13.99	5.9	$4,508,110

        As of June 30, 2010, 789,615 stock options were exercisable under the 2002 Plan. In addition, the fair value of options which vested during the three months ended June 30, 2010 and 2009 was $0 million and $0.03 million, respectively and $0.1 million during each of the six month periods ended

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

June 30, 2010 and 2009. As of June 30, 2010, there was approximately $0.3 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.2 years.

        During the first quarter of 2010, the Company granted 78,090 restricted shares of common stock to certain employees. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

        Information related to restricted shares at June 30, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	126,950	$5.20
Granted	78,090	6.09
Vested	(82,960)	5.20
Cancelled	(190)	5.20

Outstanding at June 30, 2010	121,890	$5.77	2.0	$1,378,580

        As of June 30, 2010, there was approximately $0.5 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.5 years.

        The Company recognized approximately $0.2 million and $0.04 million for the three months ended June 30, 2010 and 2009, respectively, and approximately $0.4 million and $0.06 million for six months ended June 30, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

14. Earnings per Share

        Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings (loss) per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings (loss) per share included 107,147 and 6,580 restricted shares for the three months ended June 30, 2010 and 2009, respectively, and 106,353 and 16,995 restricted shares for the six months ended June 30, 2010 and 2009, respectively. The calculation of diluted earnings (loss) per share also included 535,624 and 164,345 options to purchase shares of common stock for the three months ended June 30, 2010 and 2009, respectively, and 530,133 and 43,001 options for the six months ended June 30, 2010 and 2009, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2010 and 2009 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(dollars in thousands)
Service costs	$150	$130	$300	$260	$—	$—	$—	$—
Interest costs	400	390	790	780	20	20	30	50
Expected return on plan assets	(400)	(390)	(790)	(770)	—	—	—	—
Amortization of prior service cost	—	10	10	10	(70)	(60)	(130)	(130)
Amortization of net loss (gain)	110	70	220	150	(10)	—	(20)	(10)

Net periodic benefit cost	$260	$210	$530	$430	$(60)	$(40)	$(120)	$(90)

        The Company contributed approximately $0.4 million and $0.8 million to its defined benefit pension plans during the three and six months ended June 30, 2010, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2010.

16. New Accounting Pronouncements

        As of June 30, 2010, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$6,610	$17,980	$—	$24,590
Trade receivables, net	—	120,880	16,940	—	137,820
Receivables, intercompany	—	—	2,830	(2,830)	—
Inventories	—	115,240	23,200	—	138,440
Deferred income taxes	9,200	18,100	820	—	28,120
Prepaid expenses and other current
assets	—	4,870	1,060	—	5,930

Total current assets	9,200	265,700	62,830	(2,830)	334,900
Investments in subsidiaries	300,750	113,260	—	(414,010)	—
Property and equipment, net	—	116,390	42,270	—	158,660
Goodwill	—	148,220	43,240	—	191,460
Intangibles and other assets	17,460	168,700	5,450	(11,330)	180,280

Total assets	$327,410	$812,270	$153,790	$(428,170)	$865,300

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,750	$4,430	$—	$7,180
Accounts payable, trade	—	94,450	21,420	—	115,870
Accounts payable, intercompany	—	2,830	—	(2,830)	—
Accrued liabilities	1,070	55,910	8,650	—	65,630

Total current liabilities	1,070	155,940	34,500	(2,830)	188,680
Long-term debt	245,190	247,830	—	—	493,020
Deferred income taxes	—	65,210	3,610	(11,330)	57,490
Other long-term liabilities	—	42,540	2,420	—	44,960

Total liabilities	246,260	511,520	40,530	(14,160)	784,150

Total shareholders' equity	81,150	300,750	113,260	(414,010)	81,150

Total liabilities and shareholders' equity	$327,410	$812,270	$153,790	$(428,170)	$865,300

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$204,800	$71,610	$(24,350)	$252,060
Cost of sales	—	(141,440)	(56,660)	24,350	(173,750)

Gross profit	—	63,360	14,950	—	78,310
Selling, general and administrative expenses	—	(36,140)	(5,230)	—	(41,370)
Loss on dispositions of property and equipment	—	(410)	(10)	—	(420)

Operating profit	—	26,810	9,710	—	36,520
Other income (expense), net:
Interest expense	(6,400)	(6,150)	(540)	—	(13,090)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,190	(1,730)	—	(540)

Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,400)	22,260	7,440	—	23,300
Income tax (expense) benefit	2,240	(8,390)	(1,930)	—	(8,080)
Equity in net income of subsidiaries	25,590	5,510	—	(31,100)	—

Income from continuing operations	21,430	19,380	5,510	(31,100)	15,220
Income from discontinued operations	—	6,210	—	—	6,210

Net income	$21,430	$25,590	$5,510	$(31,100)	$21,430

	Three Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$165,730	$51,740	$(9,600)	$207,870
Cost of sales	—	(125,270)	(42,020)	9,600	(157,690)

Gross profit	—	40,460	9,720	—	50,180
Selling, general and administrative expenses		(28,800)	(5,070)	—	(33,870)
Gain on dispositions of property and equipment	—	110	10	—	120

Operating profit	—	11,770	4,660	—	16,430
Other income (expense), net:
Interest expense	(7,130)	(3,940)	(230)	—	(11,300)
Gain on extinguishment of debt	11,760	—	—	—	11,760
Other, net	—	620	(1,440)	—	(820)

Income before income tax expense and equity in net income of subsidiaries	4,630	8,450	2,990	—	16,070
Income tax expense	(1,390)	(3,820)	(1,030)	—	(6,240)
Equity in net income of subsidiaries	5,750	1,960	—	(7,710)	—

Income from continuing operations	8,990	6,590	1,960	(7,710)	9,830
Loss from discontinued operations	—	(840)	—	—	(840)

Net income	$8,990	$5,750	$1,960	$(7,710)	$8,990

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$372,640	$131,490	$(32,010)	$472,120
Cost of sales	—	(261,340)	(101,420)	32,010	(330,750)

Gross profit	—	111,300	30,070	—	141,370
Selling, general and administrative expenses		(68,360)	(10,710)	—	(79,070)
Loss on dispositions of property and equipment	—	(480)	(250)	—	(730)

Operating profit	—	42,460	19,110	—	61,570
Other income (expense), net:
Interest expense	(12,880)	(13,160)	(1,190)	—	(27,230)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,010	(2,060)	—	(1,050)

Income (loss) before income tax expense (benefit) and equity in net income of subsidiaries	(12,880)	30,720	15,860	—	33,700
Income tax (expense) benefit	4,510	(12,970)	(4,270)	—	(12,730)
Equity in net income of subsidiaries	35,230	11,590	—	(46,820)	—

Income from continuing operations	26,860	29,340	11,590	(46,820)	20,970
Income from discontinued operations	—	5,890	—	—	5,890

Net income	$26,860	$35,230	$11,590	$(46,820)	$26,860

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$333,250	$91,290	$(14,950)	$409,590
Cost of sales	—	(253,600)	(74,300)	14,950	(312,950)

Gross profit	—	79,650	16,990	—	96,640
Selling, general and administrative expenses		(65,340)	(9,830)	—	(75,170)
Gain on dispositions of property and equipment	—	140	20	—	160

Operating profit	—	14,450	7,180	—	21,630
Other income (expense), net:
Interest expense	(15,470)	(7,840)	(470)	—	(23,780)
Gain on extinguishment of debt	27,070	—			27,070
Other, net	—	470	(1,990)	—	(1,520)

Income before income tax expense and equity in net income (loss) of subsidiaries	11,600	7,080	4,720	—	23,400
Income tax expense	(3,990)	(3,300)	(1,660)	—	(8,950)
Equity in net income (loss) of subsidiaries	(2,300)	3,060	—	(760)	—

Income from continuing operations	5,310	6,840	3,060	(760)	14,450
Loss from discontinued operations	—	(9,140)	—	—	(9,140)

Net income (loss)	$5,310	$(2,300)	$3,060	$(760)	$5,310

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,270)	$18,930	$26,760	$—	$31,420

Cash Flows from Investing Activities:
Capital expenditures	—	(4,490)	(760)	—	(5,250)
Acquisition of businesses, net of cash acquired	—	(11,660)	—		(11,660)
Net proceeds from disposition of businesses and other assets	—	14,740	—	—	14,740

Net cash used for investing activities	—	(1,410)	(760)	—	(2,170)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,300)	—	—	(1,300)
Proceeds from borrowings on revolving credit facilities	—	263,450	1,480	—	264,930
Repayments of borrowings on revolving credit facilities	—	(268,600)	(9,460)	—	(278,060)
Shares surrended upon vesting of options and restricted stock awards to cover tax obligations	(180)	—	—	—	(180)
Proceeds from exercise of stock options	80	—	—	—	80
Excess tax benefits from stock based compensation	—	390	—	—	390
Intercompany transfers (to) from subsidiaries	14,370	(5,150)	(9,220)	—	—

Net cash provided by (used for) financing activities	14,270	(11,210)	(17,200)	—	(14,140)

Cash and Cash Equivalents:
Increase for the period	—	6,310	8,800	—	15,110
At beginning of period	—	300	9,180	—	9,480

At end of period	$—	$6,610	$17,980	$—	$24,590

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,320)	$34,230	$12,260	$—	$32,170

Cash Flows from Investing Activities:
Capital expenditures	—	(5,390)	(1,030)	—	(6,420)
Net proceeds from disposition of businesses and other assets	—	22,380	40	—	22,420

Net cash provided by (used for) investing activities	—	16,990	(990)	—	16,000

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,300)	(280)	—	(1,580)
Proceeds from borrowings on revolving credit facilities	—	506,720	1,640	—	508,360
Repayments of borrowings on revolving credit facilities		(515,200)	(3,130)	—	(518,330)
Retirement of senior subordinated notes	(35,170)	—	—	—	(35,170)
Intercompany transfers (to) from subsidiaries	49,490	(40,140)	(9,350)	—	—

Net cash provided by (used for) financing activities	14,320	(49,920)	(11,120)	—	(46,720)

Cash and Cash Equivalents:
Increase for the period	—	1,300	150	—	1,450
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$1,640	$3,720	$—	$5,360

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

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods across all of our reportable segments except Packaging. We have experienced generally higher levels of economic activity during the first half of 2010, which is one of the significant factors helping to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. We expect that, although we've benefited from some economic recovery in the first half of 2010, revenue and earnings will continue to trend below historical levels until the continuing uncertainty in the world economies stabilizes and the still unfavorable economic conditions improve.

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

        The demand for some of our products, particularly in the Cequent segment, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of the general economic downturn, including an uncertain credit market and interest rate environment and rising energy costs, among other things. While we are experiencing sales increases in certain of our Cequent businesses in 2010 as compared to 2009 as the economic conditions have begun to improve, we expect the current end market conditions in the Cequent segment may continue to be unstable and below historical levels until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        In the fourth quarter of 2008, in response to the deteriorating recent economic conditions, we announced and accelerated our Profit Improvement Plan, which included further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We have also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of our current market environment and to maintain or improve operating margins. We have implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we also have pricing initiatives in place to recover inflationary cost increases and we are continuing actions to leverage our businesses' strong brand names. During 2009, the Company realized savings of approximately $32 million resulting from the actions taken as a part of the Profit Improvement Plan. These implemented actions were a significant driver of maintaining our gross profit margin in 2009 despite a 20% reduction in sales as compared to 2008, and have helped to facilitate further margin expansion in the first half of 2010 given our lower cost structure and higher sales levels.

        The most significant element of our Profit Improvement Plan implemented during the first half of 2009 was the restructuring of our legacy towing, trailering and electrical businesses within our Cequent reportable segment into one business, rationalizing facilities and the management team. This restructuring plan included the announcement and start of the closure process of the Mosinee, WI manufacturing facility, which ceased operations in the fourth quarter of 2009. We incurred approximately $3.3 million and $5.4 million of costs in the three months ended March 31, 2009 and six months ended June 30, 2009, respectively, associated with this initiative.

        There were no significant charges recorded in the first half of 2010 related to further implementation of our Profit Improvement Plan initiatives.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows provided by operating activities for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income	$21,430	$8,990	$26,860	$5,310
Income tax expense	11,660	5,720	16,130	3,230
Interest expense	13,230	11,590	27,520	24,120
Debt extinguishment costs	—	480	—	990
Depreciation and amortization	9,440	11,070	19,050	22,830

Adjusted EBITDA, total company	$55,760	$37,850	$89,560	$56,480
Interest paid	(16,750)	(17,060)	(22,000)	(21,830)
Taxes paid	(2,020)	(1,870)	(3,270)	(4,310)
Gain on dispositions of property and equipment	(9,620)	(110)	(9,310)	(160)
Gain on bargain purchase	(410)	—	(410)	—
Gain on extinguishment of debt	—	(12,240)	—	(28,060)
Receivables sales and securitization, net	560	180	4,390	(5,950)
Net change in working capital	7,990	23,620	(27,540)	36,000

Cash flows provided by operating activities	$35,510	$30,370	$31,420	$32,170

        The following table details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA from continuing operations, but that we would consider in evaluating the quality of our Adjusted EBITDA from continuing operations:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Severance and business unit restructuring costs(a)	$—	$960	$—	$7,220
Gross gain on extinguishment of debt(b)	—	(12,240)	—	(28,060)

	$—	$(11,280)	$—	$(20,840)

(a)
Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(b)
Gains recognized in connection with the extinguishment of our senior subordinated notes due 2012, excluding debt extinguishment costs.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current reportable segments for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$45,520	18.1%	$36,150	17.4%
Energy	43,750	17.4%	34,990	16.8%
Aerospace & Defense	17,220	6.8%	18,270	8.8%
Engineered Components	23,320	9.3%	14,920	7.2%
Cequent	122,250	48.5%	103,540	49.8%

Total	$252,060	100.0%	$207,870	100.0%

Gross Profit:
Packaging	$18,870	41.5%	$13,260	36.7%
Energy	11,460	26.2%	8,090	23.1%
Aerospace & Defense	6,140	35.7%	8,580	47.0%
Engineered Components	5,900	25.3%	1,550	10.4%
Cequent	35,940	29.4%	18,700	18.1%

Total	$78,310	31.1%	$50,180	24.1%

Selling, General and Administrative:
Packaging	$5,060	11.1%	$4,590	12.7%
Energy	6,100	13.9%	5,430	15.5%
Aerospace & Defense	2,330	13.5%	2,170	11.9%
Engineered Components	1,970	8.4%	1,190	8.0%
Cequent	19,810	16.2%	15,790	15.3%
Corporate expenses	6,100	N/A	4,700	N/A

Total	$41,370	16.4%	$33,870	16.3%

Operating Profit:
Packaging	$13,480	29.6%	$8,830	24.4%
Energy	5,350	12.2%	2,660	7.6%
Aerospace & Defense	3,810	22.1%	6,410	35.1%
Engineered Components	3,930	16.9%	340	2.3%
Cequent	16,050	13.1%	2,890	2.8%
Corporate expenses	(6,100)	N/A	(4,700)	N/A

Total	$36,520	14.5%	$16,430	7.9%

Adjusted EBITDA:
Packaging	$16,420	36.1%	$11,580	32.0%
Energy	6,020	13.8%	3,500	10.0%
Aerospace & Defense	4,490	26.1%	7,010	38.4%
Engineered Components	5,080	21.8%	1,140	7.6%
Cequent	19,850	16.2%	8,160	7.9%
Corporate (expenses) income	(6,040)	N/A	7,250	N/A

Subtotal from continuing operations	45,820	18.2%	38,640	18.6%

Discontinued operations	9,940	N/A	(790)	N/A

Total company	$55,760	22.1%	$37,850	18.2%

        The following table summarizes financial information for our five current reportable segments for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$89,120	18.9%	$66,400	16.2%
Energy	87,640	18.6%	75,260	18.4%
Aerospace & Defense	34,300	7.3%	40,470	9.9%
Engineered Components	42,230	8.9%	33,470	8.2%
Cequent	218,830	46.4%	193,990	47.4%

Total	$472,120	100.0%	$409,590	100.0%

Gross Profit:
Packaging	$35,800	40.2%	$23,350	35.2%
Energy	23,040	26.3%	18,060	24.0%
Aerospace & Defense	13,280	38.7%	17,680	43.7%
Engineered Components	9,400	22.3%	3,750	11.2%
Cequent	59,850	27.3%	33,800	17.4%

Total	$141,370	29.9%	$96,640	23.6%

Selling, General and Administrative:
Packaging	$9,870	11.1%	$9,340	14.1%
Energy	12,460	14.2%	11,870	15.8%
Aerospace & Defense	5,610	16.4%	4,450	11.0%
Engineered Components	3,650	8.6%	3,010	9.0%
Cequent	35,600	16.3%	34,240	17.7%
Corporate expenses	11,880	N/A	12,260	N/A

Total	$79,070	16.7%	$75,170	18.4%

Operating Profit:
Packaging	$25,340	28.4%	$14,230	21.4%
Energy	10,530	12.0%	6,180	8.2%
Aerospace & Defense	7,670	22.4%	13,220	32.7%
Engineered Components	5,740	13.6%	720	2.2%
Cequent	24,170	11.0%	(460)	(0.2)%
Corporate expenses	(11,880)	N/A	(12,260)	N/A

Total	$61,570	13.0%	$21,630	5.3%

Adjusted EBITDA:
Packaging	$31,340	35.2%	$20,220	30.5%
Energy	11,920	13.6%	7,780	10.3%
Aerospace & Defense	9,010	26.3%	14,420	35.6%
Engineered Components	7,650	18.1%	2,260	6.8%
Cequent	31,970	14.6%	9,500	4.9%
Corporate (expenses) income	(11,940)	N/A	14,880	N/A

Subtotal from continuing operations	79,950	16.9%	69,060	16.9%

Discontinued operations	9,610	N/A	(12,580)	N/A

Total company	$89,560	19.0%	$56,480	13.8%

Results of Operations

        The principal factors impacting us during the three months ended June 30, 2010 compared with the three months ended June 30, 2009, were:

  •
  the impact of an upturn in economic conditions in the second quarter of 2010 as compared to the global economic recession in the second quarter of 2009, contributing to increased net sales in four of our five reportable segments;

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Packaging and Cequent segments;

  •
  decreases in the value of the U.S. dollar as compared to the currencies in certain other countries where we operate, primarily in Australia; and

  •
  gains on extinguishment of debt in the second quarter of 2009 resulting from the repurchase of our 9 7/8% senior subordinated notes at prices below their face value.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

        Overall, net sales increased approximately $44.2 million, or approximately 21.3%, to $252.1 million for the three months ended June 30, 2010, as compared with $207.9 million in the three months ended June 30, 2009. During the second quarter of 2010, net sales increased in each of our five reportable segments except Aerospace & Defense, generally due to higher sales volumes resulting from the upturn in economic conditions as compared to the global economic recession we experienced in the second quarter of 2009. In addition, net sales were favorably impacted by approximately $2.4 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia.

        Gross profit margin (gross profit as a percentage of sales) approximated 31.1% and 24.1% for the three months ended June 30, 2010 and 2009, respectively. The increase in profit margin is attributed primarily to operating leverage associated with the higher sales levels and reduced cost structure and the realization of savings resulting from our cost reduction and alternate sourcing initiatives implemented in connection with our Profit Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 14.5% and 7.9% for the three months ended June 30, 2010 and 2009, respectively. Operating profit increased approximately $20.1 million, or 122.3%, to $36.5 million for the three months ended June 30, 2010, from $16.4 million for the three months ended June 30, 2009, primarily as a result of higher sales volumes, higher gross profits resulting from savings realized in connection with our Profit Improvement Plan, which were partially offset by increased selling, general and administrative expenses in support of our increased sales levels and growth initiatives.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 18.2% and 18.6% for the three months ended June 30, 2010 and 2009, respectively. Adjusted EBITDA increased approximately $7.2 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. After consideration of the $12.2 million gross gain on extinguishment of debt in the second quarter of 2009 that did not recur in 2010, $0.3 million of costs incurred in connection with our receivables facility in the second quarter of 2009 that were included in other, net while the $0.3 million of costs incurred in the second quarter of 2010 in connection with the facility are included in interest expense and a decrease in year-over-year depreciation expense of approximately $1.2 million, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales increased approximately $9.4 million, or 25.9%, to $45.5 million in the three months ended June 30, 2010, as compared to $36.1 million in the three months ended June 30, 2009. Overall, sales of our specialty dispensing products and new product introductions increased by approximately $4.1 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $5.8 million in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily as a result of the continued moderate general economic recovery. Sales decreased by approximately $0.6 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

        Packaging's gross profit increased approximately $5.6 million to $18.9 million, or 41.5% of sales, in the three months ended June 30, 2010, as compared to $13.3 million, or 36.7% of sales, in the three months ended June 30, 2009. Of the increase in gross profit, approximately $3.6 million relates to the increase in sales volumes between years, which was partially offset by unfavorable currency exchange, which decreased gross profit by approximately $0.2 million. The remaining $2.2 million increase in gross profit is a result of the Profit Improvement Plan initiatives implemented in 2009 and through June 30, 2010, which includes productivity projects for alternative sourcing of certain production materials and improved internal processing, driving throughput and efficiency.

        Packaging's selling, general and administrative expenses increased approximately $0.5 million to $5.1 million, or 11.1% of sales, in the three months ended June 30, 2010, as compared to $4.6 million, or 12.7% of sales, in the three months ended June 30, 2009. While the spending levels increased slightly in support of our growth initiatives, this segment was able to significantly reduce selling, general and administrative expenses as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Packaging's operating profit increased approximately $4.7 million to $13.5 million, or 29.6% of sales, in the three months ended June 30, 2010, as compared to $8.8 million, or 24.4% of sales, in three months ended June 30, 2009. The increase in operating profit between years is primarily attributed to increased sales volume and implemented projects associated with our Profit Improvement Plan, which were partially offset by an increase in selling, general and administrative expenses and unfavorable currency exchange.

        Packaging's Adjusted EBITDA increased approximately $4.8 million to $16.4 million, or 36.1% of sales, in the three months ended June 30, 2010, as compared to $11.6 million, or 32.0% of sales, in the three months ended June 30, 2009, consistent with the change in operating profit between years.

        Energy.    Net sales for the three months ended June 30, 2010 increased approximately $8.8 million, or 25.0%, to $43.8 million, as compared to $35.0 million in the three months ended June 30, 2009. Sales of specialty gaskets and related fastening hardware increased approximately $4.0 million. Of this increase, approximately $0.6 million relates to sales generated by our new Salt Lake City, UT and Rotterdam, the Netherlands, branch facilities. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and hardware. Sales within our engine business increased by approximately $4.8 million. Sales of our engine and engine parts increased approximately $3.6 million due to increased drilling activity as compared with the second quarter of 2009, which was a historically low sales period based on low drilling activity and deferring completion of previously drilled wells. Sales of our gas compression and processing and meter run equipment increased by approximately $1.2 million as we continue to introduce new products to add to our well-site content.

        Gross profit within Energy increased approximately $3.4 million to $11.5 million, or 26.2% of sales, in the three months ended June 30, 2010, as compared to $8.1 million, or 23.1% of sales, in the three months ended June 30, 2009. Gross profit increased approximately $2.0 million as a result of the increase in sales levels between years. The remaining increase in gross profit is primarily attributable to higher margins earned resulting from our management actions in 2009 to lower our fixed cost structure and improve production efficiencies, primarily in our engine business, and increased material margins resulting from successful negotiations with our overseas vendors to reduce the purchase price of certain commodities and inbound freight rates.

        Selling, general and administrative expenses within Energy increased approximately $0.7 million to $6.1 million, or 13.9% of sales, in the three months ended June 30, 2010, as compared to $5.4 million, or 15.5% of sales, in the three months ended June 30, 2009, as selling, general and administrative expenses increased slightly in support of our growth initiatives in both businesses in this segment. However, selling, general and administrative expenses decreased as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Overall, operating profit within Energy increased approximately $2.7 million to $5.4 million, or 12.2% of sales, in the three months ended June 30, 2010, as compared to $2.7 million, or 7.6% of sales, in the three months ended June 30, 2009, due principally to the leverage gained by higher sales volumes, higher margins earned due to the lower cost structure, further productivity efficiencies and increased material margins due to successful negotiation with suppliers, which were partially offset by slightly higher selling, general and administrative expenses in support of our growth initiatives.

        Energy's Adjusted EBITDA increased $2.5 million to $6.0 million, or 13.8% of sales, in the three months ended June 30, 2010, as compared to $3.5 million, or 10.0% of sales, in the three months ended June 30, 2009, consistent with the increase in operating profit between years.

        Aerospace & Defense.    Net sales for the three months ended June 30, 2010 decreased approximately $1.1 million, or 5.7%, to $17.2 million, as compared to $18.3 million in the three months ended June 30, 2009. Sales in our aerospace business decreased approximately $3.4 million, primarily due a decrease of approximately $2 million in titanium screw sales, for which we had a significant launch order in the second quarter of 2009 that did not recur in 2010. In addition, our aerospace business experienced continued lower demand from distribution customers as they continue to sell-off their existing inventory and remain cautious in reorder activity. Sales in our defense business increased approximately $2.3 million, as an increase in revenue primarily associated with managing the relocation and closure of the defense facility of approximately $4.0 million more than offset the fact that we did not sell any cartridge cases or provide related maintenance in the second quarter of 2010 due to the relocation of the defense facility, as compared to approximately $1.7 million of cartridge case sales with related maintenance activity in the second quarter of 2009.

        Gross profit within Aerospace & Defense decreased approximately $2.4 million to $6.1 million, or 35.7% of sales, in the three months ended June 30, 2010, from $8.5 million, or 47.0% of sales, in the three months ended June 30, 2009. Of this decrease, approximately $0.5 million is due to the decline in sales levels between years. The remainder of the decrease primarily relates to unfavorable absorption of fixed costs resulting from the decline in sales volumes in our aerospace business.

        Selling, general and administrative expenses increased approximately $0.2 million to $2.3 million, or 13.5% of sales, in the three months ended June 30, 2010, as compared to $2.1 million, or 11.9% of sales, in the three months ended June 30, 2009 as this segment held its selling, general and administrative spending essentially flat due to the decline in sales levels.

        Operating profit within Aerospace & Defense decreased approximately $2.6 million to $3.8 million, or 22.1% of sales, in the three months ended June 30, 2010, as compared to $6.4 million, or 35.1% of sales, in the three months ended June 30, 2009, primarily due to lower sales volumes and unfavorable absorption of fixed costs associated with the lower sales volumes.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $2.5 million to $4.5 million, or 26.1% of sales, in the three months ended June 30, 2010, as compared to $7.0 million, or 38.4% of sales, in the three months ended June 30, 2009, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the three months ended June 30, 2010 increased approximately $8.4 million, or 56.3%, to $23.3 million, as compared to $14.9 million in the three months ended June 30, 2009. Sales within our specialty fittings business increased by approximately $3.2 million, as our new product offerings for automotive fuel systems increased by approximately $1.3 million and sales of our core tube nut products increased by approximately $1.9 million as a result of the recent economic upturn. Sales in our precision tool cutting businesses increased by approximately $1.4 million, primarily as a result of the upturn in the domestic economy and market share gains in our countersink product line. Sales in our industrial cylinder business increased by approximately $3.8 million, primarily due to general improvement in the industrial markets. In addition, our cylinder business launched new products during 2010 related to cellular telephone tower and breathing air applications that yielded approximately $1.3 million of sales in the second quarter of 2010.

        Gross profit within Engineered Components increased approximately $4.4 million to $5.9 million, or 25.3% of sales, in the three months ended June 30, 2010, from $1.5 million, or 10.4% of sales, in the three months ended June 30, 2009, as all of the businesses in this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $0.9 million as a result of the increase in sales levels between years. The majority of the increase year-over-year in gross profit is a result of the cost reduction and internal productivity efforts implemented in 2009 in response to the economic slowdown, which the Company is now benefitting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, Engineered Components experienced higher costs in the second quarter of 2009 due to the impact of lower absorption of fixed costs resulting from lower production and/or sales levels in all three businesses and our industrial cylinder business' sale of higher-cost inventory in excess of their ability to secure price increases.

        Selling, general and administrative expenses increased approximately $0.8 million to $2.0 million, or 8.4% of sales, in the three months ended June 30, 2010, as compared to $1.2 million, or 8.0% of sales, in the three months ended June 30, 2009, primarily as a result of increased sales and promotional spending in support of our sales growth projects and due to legal and diligence fees and expenses associated with Norris Cylinder's asset acquisition in June 2010.

        Operating profit within Engineered Components increased $3.6 million to approximately $3.9 million, or 16.9% of sales, in the three months ended June 30, 2010, as compared to operating profit of $0.3 million, or 2.3% of sales, in the three months ended June 30, 2009, primarily due to the benefit of cost reductions and productivity initiatives implemented in 2009 and improved absorption and production efficiencies realized, which were partially offset by higher selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA increased $3.9 million to $5.1 million, or 21.8% of sales, in the three months ended June 30, 2010, as compared to $1.2 million, or 7.6% of sales, in the three months ended June 30, 2009, consistent with the increase in operating profit between years after consideration of the $0.4 million bargain purchase gain recognized in the second quarter of 2010 on Norris Cylinder's asset acquisition.

        Cequent.    Net sales increased approximately $18.7 million to $122.2 million in the three months ended June 30, 2010, as compared to $103.5 million in the three months ended June 30, 2009. Net sales were favorably impacted by approximately $2.7 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) increased by $12.3 million, due to demand increases in significantly all of the markets that this business serves, resulting from the upturn in the domestic economy, with the largest impact with our automotive original equipment customers. In addition, our performance products business benefitted in the second quarter of 2010 from new product introductions in both our original equipment manufacturer and aftermarket businesses and market share gains in our aftermarket business. Sales in our retail business increased $1.5 million, due to the continued impact of new customers added during 2009. In addition, increased demand from our customers resulting from the general economic recovery was greater than our ability to fill orders due to constraints in the supply of our foreign-sourced products. We expect the majority of these orders will be filled in the third quarter of 2010, with limited lost sales. After considering the impact of currency exchange, sales in our Australia/Asia Pacific business increased approximately $2.2 million, due primarily to continued higher original equipment manufacturer and aftermarket sales due to continued high consumer confidence and demand levels in the region, and continued market share gains.

        Cequent's gross profit increased approximately $17.2 million to $35.9 million, or 29.4% of sales, in the three months ended June 30, 2010, from approximately $18.7 million, or 18.1% of sales, in the three months ended June 30, 2009. Of this increase, approximately $2.5 million is due to the increased sales volumes between periods and $0.9 million is due to favorable currency exchange. The most significant reason for the increase is our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize the business and its fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement Plan was the closure of the Mosinee, WI manufacturing facility, which was completed in the fourth quarter of 2009. Cequent incurred approximately $2.0 million of costs impacting gross profit in the second quarter of 2009 to implement these actions, for which the benefit was realized in the second quarter of 2010, with no significant additional implementation costs incurred in 2010. These actions allowed for margin expansion in 2010 as Cequent was able to run at higher production levels to meet the increased consumer demand without additional significant fixed costs.

        Selling, general and administrative expenses increased approximately $4.0 million to $19.8 million, or 16.2% of sales, in the three months ended June 30, 2010, as compared to $15.8 million, or 15.3% of sales, in the three months ended June 30, 2009, primarily as a result of new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in the second quarter of 2010.

        Cequent's operating profit increased approximately $13.2 million to approximately $16.1 million, or 13.1% of sales, in the three months ended June 30, 2010 as compared to $2.9 million, or 2.8% of net sales, in the three months ended June 30, 2009. The increase in operating profit is due primarily to the cost reductions, alternate sourcing arrangements and productivity initiatives that have been implemented as part of the Profit Improvement Plan, for which savings are being realized in the second quarter of 2010, approximately $2.1 million of costs incurred in the second quarter of 2009 to implement such actions that did not recur in 2010, which were partially offset by increased selling, general and administrative expenses in support of the higher revenue levels and our sales growth initiatives.

        Cequent's Adjusted EBITDA increased approximately $11.7 million to $19.9 million, or 16.2% of sales, for the three months ended June 30, 2010, from $8.2 million, or 7.9% of sales, for the three months ended June 30, 2009. After consideration of approximately $1.2 million of lower depreciation expense in the three months ended June 30, 2010 compared with the three months ended June 30, 2009, due primarily to the closure of the Mosinee, WI facility, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended June 30,
	2010	2009
	(in millions)
Corporate operating expenses	$2.2	$2.6
Employee costs and related benefits	3.9	2.1

Corporate expenses—operating profit	$6.1	$4.7
Receivables sales and securitization expenses	—	0.4
Gain on extinguishment of debt	—	(12.3)
Depreciation	(0.1)	(0.1)

Corporate expenses (income)—Adjusted EBITDA	$6.0	$(7.3)

        Corporate expenses included in operating profit increased approximately $1.4 million to $6.1 million for the three months ended June 30, 2010, from $4.7 million for the three months ended June 30, 2009. The increase between years is primarily attributed to increased short and long-term incentive equity and cash compensation expense in the second quarter of 2010 as compared to the second quarter of 2009, which was partially offset by a decrease in overall all discretionary spending levels during the second quarter of 2010 as compared to the second quarter of 2009. Receivables sales and securitization expenses decreased by approximately $0.4 million for the three months ended June 30, 2010 compared with the three months ended June 30, 2009, as new accounting guidance effective in the first quarter of 2010 requires that we account for the facility similar to our credit facility debt, where amounts outstanding under the facility are classified on the balance sheet as debt and costs incurred under the facility are classified as interest expense on the statement of operations. In addition, during the second quarter of 2009, we retired approximately $31.4 million face value of our senior subordinated notes, resulting in a net gain of approximately $11.8 million after considering non-cash debt extinguishment costs of $0.5 million.

        Interest Expense.    Interest expense increased approximately $1.8 million, to $13.1 million, for the three months ended June 30, 2010, as compared to $11.3 million for the three months ended June 30, 2009. The increase is primarily attributable to an unfavorable change in the fair value of our interest rate swaps of $0.3 million during the second quarter of 2010, $0.3 million of aggregate costs incurred under the receivables facility as of June 30, 2010, previously recorded in other expense, net and an increase in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 5.6% during the second quarter of 2010, from approximately 3.9% during the second quarter of 2009. These increases were partially offset by a decrease in our weighted-average variable-rate U.S. borrowings to approximately $275.0 million in the three months ended June 30, 2010 from approximately $328.9 million in the three months ended June 30, 2009. In addition, we recorded approximately $0.7 million of lower interest expense due to the decrease in our weighted average face value of our senior subordinated notes outstanding of approximately $290.7 million during the second quarter of 2009 as compared to the weighted average face value of our senior secured notes of approximately $254.6 million during the second quarter of 2010.

        Other Expense, Net.    Other expense, net decreased approximately $0.3 million, to $0.5 million for the three months ended June, 2010, as compared to $0.8 million for the three months ended June 30, 2009. In the second quarter of 2010, we incurred approximately $0.5 million of losses on transactions denominated in foreign currencies. In the second quarter of 2009, we recognized approximately $0.4 million in losses on transactions denominated in foreign currencies and incurred $0.3 million of expenses in connection with the use of our receivables facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended June 30, 2010 and 2009.

        Income Taxes.    The effective income tax rates for the three months ended June 30, 2010 and 2009 were 35% and 39%, respectively. The lower effective tax rate in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily related to the estimated higher percentage of foreign income, generally subject to a lower tax rate, compared to domestic income, which is generally subject to a higher tax rate. Additionally, during the second quarter of 2010, we incurred a tax charge of approximately $0.4 million due to the impact of certain U.S. tax legislation that expired in the first quarter of 2010.

        Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax expense, was $6.2 million for the three months ended June 30, 2010, as compared to loss from discontinued operations, net of income tax benefit, of $0.8 million for the three months ended June 30, 2009. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

        Overall, net sales increased approximately $62.5 million, or approximately 15.3%, to $472.1 million for the six months ended June 30, 2010, as compared with $409.6 million in the six months ended June 30, 2009. During the first half of 2010, net sales increased in each of our five reportable segments except Aerospace & Defense, generally due to higher sales volumes resulting from the upturn in economic conditions as compared to the global economic recession we experienced in the first half of 2009. In addition, net sales were favorably impacted by approximately $9.0 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia.

        Gross profit margin (gross profit as a percentage of sales) approximated 29.9% and 23.6% for the six months ended June 30, 2010 and 2009, respectively. The increase in profit margin is attributed primarily to operating leverage associated with the higher sales levels and reduced cost structure and the realization of savings resulting from our cost reduction and alternate sourcing initiatives implemented in connection with our Profit Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 13.0% and 5.3% for the six months ended June 30, 2010 and 2009, respectively. Operating profit increased approximately $39.9 million, or 184.7%, to $61.5 million for the six months ended June 30, 2010, from $21.6 million for the six months ended June 30, 2009, primarily as a result of higher sales volumes, higher gross profits resulting from savings realized in connection with our Profit Improvement Plan, which were partially offset by increased selling, general and administrative expenses in support of our increased sales levels and growth initiatives.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.9% for each of the six month periods ended June 30, 2010 and 2009. Adjusted EBITDA increased approximately $10.9 million for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. After consideration of the $28.1 million gross gain on extinguishment of debt in the first half of 2009 that did not recur in 2010, $1.0 million of costs incurred in connection with our receivables facility in the first half of 2009 that were included in other, net while the $0.6 million of costs incurred in the first half of 2010 in connection with the facility are included in interest expense and a decrease in year-over-year depreciation expense of approximately $1.7 million, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales increased approximately $22.7 million, or 34.2%, to $89.1 million in the six months ended June 30, 2010, as compared to $66.4 million in the six months ended June 30, 2009. Sales of our specialty dispensing products and new product introductions increased by approximately $11.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $11.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily as a result of the continued moderate general economic recovery. In addition, sales increased approximately $0.7 million due to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.

        Packaging's gross profit increased approximately $12.5 million to $35.8 million, or 40.2% of sales, in the six months ended June 30, 2010, as compared to $23.3 million, or 35.2% of sales, in the six months ended June 30, 2009. Of the increase in gross profit, approximately $7.6 million relates to the increase in sales volumes between years. In addition, approximately $0.4 million is as a result of favorable currency exchange. The remaining $4.5 million increase in gross profit is a result of the Profit Improvement Plan initiatives implemented in 2009 and through June 30, 2010, which includes productivity projects for alternative sourcing of certain production materials and improved internal processing, driving throughput and efficiency.

        Packaging's selling, general and administrative expenses increased approximately $0.6 million to $9.9 million, or 11.1% of sales, in the six months ended June 30, 2010, as compared to $9.3 million, or 14.1% of sales, in the six months ended June 30, 2009. While the spending levels increased slightly in support of our growth initiatives, this segment was able to significantly reduce selling, general and administrative expenses as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Packaging's operating profit increased approximately $11.1 million to $25.3 million, or 28.4% of sales, in the six months ended June 30, 2010, as compared to $14.2 million, or 21.4% of sales, in six months ended June 30, 2009. The increase in operating profit between years is primarily attributed to increased sales volumes, implemented projects associated with our Profit Improvement Plan and favorable currency exchange, which were partially offset by a slight increase in selling, general and administrative expenses.

        Packaging's Adjusted EBITDA increased approximately $11.1 million to $31.3 million, or 35.2% of sales, in the six months ended June 30, 2010, as compared to $20.2 million, or 30.5% of sales, in the six months ended June 30, 2009, consistent with the change in operating profit between years.

        Energy.    Net sales for the six months ended June 30, 2010 increased approximately $12.4 million, or 16.4%, to $87.6 million, as compared to $75.2 million in the six months ended June 30, 2009. Sales of specialty gaskets and related fastening hardware increased approximately $7.3 million. Of this increase, approximately $1.8 million relates to sales generated by our new Salt Lake City, UT and Rotterdam, the Netherlands, branch facilities. The remainder of the increase is primarily as a result of increased levels of turn-around activity at petrochemical refineries and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and hardware. Sales within our engine business increased by approximately $5.1 million. Sales of our engine and engine parts increased approximately $2.9 million due to increased drilling activity as compared with the first half of 2009 and expansion of engine sales into international markets. Sales of our gas compression and processing and meter run equipment increased by approximately $2.2 million as we continue to introduce new products to add to our well-site content.

        Gross profit within Energy increased approximately $5.0 million to $23.0 million, or 26.3% of sales, in the six months ended June 30, 2010, as compared to $18.0 million, or 24.0% of sales, in the six months ended June 30, 2009. Gross profit increased approximately $3.0 million as a result of the increase in sales levels between years. The remaining increase in gross profit is primarily attributable to higher margins earned resulting from our management actions in 2009 to lower our fixed cost structure and improve production efficiencies, primarily in our engine business, and increased material margins resulting from successful negotiations with our overseas vendors to reduce the purchase price of certain commodities and inbound freight rates.

        Selling, general and administrative expenses within Energy increased approximately $0.6 million to $12.5 million, or 14.2% of sales, in the six months ended June 30, 2010, as compared to $11.9 million, or 15.8% of sales, in the six months ended June 30, 2009 as selling, general and administrative expenses increased slightly in support of our growth initiatives in both businesses in this segment. However, selling, general and administrative expenses decreased as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Overall, operating profit within Energy increased approximately $4.4 million to $10.5 million, or 12.0% of sales, in the six months ended June 30, 2010, as compared to $6.1 million, or 8.2% of sales, in the six months ended June 30, 2009, due principally to the leverage gained by higher sales volumes, higher margins earned due to the lower cost structure, further productivity efficiencies and increased material margins due to successful negotiation with suppliers, which were partially offset by slightly higher selling, general and administrative expenses in support of our growth initiatives.

        Energy's Adjusted EBITDA increased $4.1 million to $11.9 million, or 13.6% of sales, in the six months ended June 30, 2010, as compared to $7.8 million, or 10.3% of sales, in the six months ended June 30, 2009, consistent with the increase in operating profit between years after consideration of approximately $0.1 million of losses on transactions denominated in foreign currencies in the six months ended June 30, 2010 as compared to $0.1 million of gains on transactions denominated in foreign currencies in the six months ended June 30, 2009.

        Aerospace & Defense.    Net sales for the six months ended June 30, 2010 decreased approximately $6.2 million, or 15.2%, to $34.3 million, as compared to $40.5 million in the six months ended June 30, 2009. Sales in our aerospace business decreased approximately $7.6 million, primarily due continued lower demand from distribution customers as they continue to sell-off their existing inventory and remain cautious in reorder activity. In addition, we had a launch order of approximately $2 million for new products in the second quarter of 2009 that did not recur in 2010. Sales in our defense business increased approximately $1.4 million, as an increase in revenue primarily associated with managing the relocation and closure of the defense facility of approximately $6.3 million more than offset the fact that we did not sell any cartridge cases and provided less related maintenance in the first half of 2010 due to the relocation of the defense facility, as compared to approximately $4.9 million of cartridge case sales with related maintenance activity in the first half of 2009.

        Gross profit within Aerospace & Defense decreased approximately $4.4 million to $13.3 million, or 38.7% of sales, in the six months ended June 30, 2010, from $17.7 million, or 43.7% of sales, in the six months ended June 30, 2009. Of this decrease, approximately $2.7 million is due to the decline in sales levels between years. In addition, although our aerospace business experienced a more favorable product sales mix and slightly better material margins due to cost reductions in the second quarter of 2010 as compared to the second quarter of 2009, this impact was more than offset by unfavorable absorption of fixed costs resulting from the decline in sales volumes.

        Selling, general and administrative expenses increased approximately $1.2 million to $5.6 million, or 16.4% of sales, in the six months ended June 30, 2010, as compared to $4.4 million, or 11.0% of sales, in the six months ended June 30, 2009 due primarily to increased attorney and legal fee costs within our defense business.

        Operating profit within Aerospace & Defense decreased approximately $5.5 million to $7.7 million, or 22.4% of sales, in the six months ended June 30, 2010, as compared to $13.2 million, or 32.7% of sales, in the six months ended June 30, 2009, primarily due to lower sales volumes and absorption of fixed costs in our aerospace business and higher selling, general and administrative expenses in our defense business due to attorney and legal fees.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $5.4 million to $9.0 million, or 26.3% of sales, in the six months ended June 30, 2010, as compared to $14.4 million, or 35.6% of sales, in the six months ended June 30, 2009, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the six months ended June 30, 2010 increased approximately $8.8 million, or 26.2%, to $42.2 million, as compared to $33.4 million in the six months ended June 30, 2009. Sales within our specialty fittings business increased by approximately $6.2 million, as our new product offerings for automotive fuel systems increased by approximately $3.2 million and sales of our core tube nut products increased by approximately $3.0 million as a result of the recent economic upturn. Sales in our precision tool cutting businesses increased by approximately $2.3 million, primarily as a result of the upturn in the domestic economy and market share gains in our countersink product line. Sales in our industrial cylinder business increased by approximately $0.3 million, primarily due to sales of approximately $1.6 million related to new product introductions for cellular phone tower and breathing air applications, which was mostly offset by lower orders by two of its significant customers during the first half of 2010 as compared to the first half of 2009 due to higher inventory levels, and lower overall order activity, as the recent upturn in the economy did not begin to manifest itself in additional sales in this business until the second quarter of 2010.

        Gross profit within Engineered Components increased approximately $5.7 million to $9.4 million, or 22.3% of sales, in the six months ended June 30, 2010, from $3.7 million, or 11.2% of sales, in the six months ended June 30, 2009, as all of the businesses in this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $1.0 million as a result of the increase in sales levels between years. The majority of the increase year-over-year in gross profit is a result of the cost reduction and internal productivity efforts implemented in 2009 and first half of 2010 in response to the economic slowdown, which the Company is now benefitting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, Engineered Components experienced higher costs in the first half of 2009 due to the impact of lower absorption of fixed costs resulting from lower production and/or sales levels in all six businesses and our industrial cylinder business' sale of higher-cost inventory in excess of their ability to secure price increases.

        Selling, general and administrative expenses increased approximately $0.6 million to $3.6 million, or 8.6% of sales, in the six months ended June 30, 2010, as compared to $3.0 million, or 9.0% of sales, in the six months ended June 30, 2009, primarily as a result of increased sales and promotional spending in support of our sales growth projects and due to legal and diligence fees and expenses associated with Norris Cylinder's asset acquisition in June 2010. However, despite the increase in expenses, this segment was able to reduce selling, general and administrative expenses as a percentage of sales, primarily due to cost reduction efforts implemented in 2009.

        Operating profit within Engineered Components increased $5.0 million to approximately $5.7 million, or 13.6% of sales, in the six months ended June 30, 2010, as compared to operating profit of $0.7 million, or 2.2% of sales, in the six months ended June 30, 2009, primarily due to the benefit of cost reductions and productivity initiatives implemented in 2009 and improved absorption and production efficiencies realized, which were partially offset by higher selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA increased $5.4 million to $7.7 million, or 18.1% of sales, in the six months ended June 30, 2010, as compared to $2.3 million, or 6.8% of sales, in the six months ended June 30, 2009, consistent with the increase in operating profit between years after consideration of the $0.4 million bargain purchase gain recognized in the second quarter of 2010 on Norris Cylinder's asset acquisition.

        Cequent.    Net sales increased approximately $24.8 million to $218.3 million in the six months ended June 30, 2010, as compared to $194.0 million in the six months ended June 30, 2009. Net sales were favorably impacted by approximately $7.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) increased by $13.4 million, due to demand increases, primarily impacting the second quarter of 2010, in significantly all of the markets that this business serves, resulting from the upturn in the domestic economy, with the largest impact with our automotive original equipment customers. In addition, our performance products business benefitted in the first half of 2010 from new product introductions in both our original equipment manufacturer and aftermarket businesses and market share gains in our aftermarket business. After considering the impact of currency exchange, sales in our Australia/Asia Pacific business increased approximately $6.3 million, due primarily to continued higher original equipment manufacturer and aftermarket sales resulting from continued consumer confidence following new government stimulus incentives announced during the third quarter of 2009, and further market share gains. Sales in our retail business decreased $2.7 million, as the continued impact of new customers added in the second half of 2009 and improvement based on the general economic upturn was more than offset by a one-time inventory pipeline fill for new products sold to a significant customer in the first half of 2009 for which there were no similar pipeline fills in the first half of 2010.

        Cequent's gross profit increased approximately $26.1 million to $59.9 million, or 27.3% of sales, in the six months ended June 30, 2010, from approximately $33.8 million, or 17.4% of sales, in the six months ended June 30, 2009. Of this increase, approximately $4.3 million is due to the increased sales volumes between periods and $2.3 million is due to favorable currency exchange. The most significant reason for the increase is our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize the business and its fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement Plan was the closure of the Mosinee, WI manufacturing facility, which was completed in the fourth quarter of 2009. Cequent incurred approximately $2.9 million of costs impacting gross profit in the first quarter of 2009 to implement these actions, for which the benefit was realized in the first quarter of 2010 with no significant additional implementation costs incurred in 2010. These actions allowed for margin expansion in 2010 as Cequent was able to run at higher production levels to meet the increased consumer demand without additional significant fixed costs.

        Selling, general and administrative expenses increased approximately $1.4 million to $35.6 million, or 16.3% of sales, in the six months ended June 30, 2010, as compared to $34.2 million, or 17.7% of sales, in the six months ended June 30, 2009. Cequent incurred approximately $2.5 million of costs incurred associated with implementing the Profit Improvement Plan in the first half of 2009, primarily related to severance charges recorded in connection with the announcement of the closure of the Mosinee, WI facility. The increase of $3.9 million in selling, general and administrative expenses, after consideration of the 2009 Profit Improvement Plan incremental charges, were primarily as a result of new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in 2010 as compared to 2009.

        Cequent's operating profit increased approximately $24.6 million to approximately $24.2 million, or 11.0% of sales, in the six months ended June 30, 2010, from an operating loss of $0.4 million, or (0.2)% of net sales, in the six months ended June 30, 2009. The increase in operating profit is due primarily to the cost reductions, alternate sourcing arrangements and productivity initiatives that were implemented as part of the Profit Improvement Plan during 2009, approximately $5.4 million of costs incurred in the first half of 2009 to implement such actions for which savings are being realized in the first half of 2010 and operating margin expansion resulting from higher sales and production levels with little additional fixed costs.

        Cequent's Adjusted EBITDA increased approximately $22.5 million to $32.0 million, or 14.6% of sales, for the six months ended June 30, 2010, from $9.5 million, or 4.9% of sales, for the six months ended June 30, 2009. After consideration of approximately $1.7 million of lower depreciation expense in the six months ended June 30, 2010 compared with the six months ended June 30, 2009, due primarily to the closure of the Mosinee, WI facility, and $0.3 million of losses on transactions denominated in foreign currencies in the six months ended June 30, 2010 as compared to $0.1 million of gains on transactions denominated in foreign currencies in the six months ended June 30, 2009, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended June 30,
	2010	2009
	(in millions)
Corporate operating expenses	$4.8	$5.5
Employee costs and related benefits	7.1	6.8

Corporate expenses—operating profit	$11.9	$12.3
Receivables sales and securitization expenses	—	1.2
Gain on repurchase of bonds	—	(28.1)
Depreciation	(0.1)	(0.1)
Other, net	0.1	(0.2)

Corporate expenses (income)—Adjusted EBITDA	$11.9	$(14.9)

        Corporate expenses included in operating profit decreased approximately $0.4 million to $11.9 million for the six months ended June 30, 2010, from $12.3 million for the six months ended June 30, 2009. The decrease between years is primarily attributed to the severance arrangement associated with the termination of our former chief executive officer in January 2009 as well as a decrease in overall all discretionary spending levels during the first half 2010 as compared to the second half of 2009, both of which were partially offset by increased short and long-term incentive equity and cash compensation expense in the first half of 2010 as compared to the first half of 2009. Receivables sales and securitization expenses decreased by approximately $1.2 million for the six months ended June 30, 2010 compared with the six months ended June 30, 2009, as new accounting guidance effective in the first quarter of 2010 requires that we account for the facility similar to our credit facility debt, where amounts outstanding under the facility are classified on the balance sheet as debt and costs incurred under the facility are classified as interest expense on the statement of operations. In addition, we retired approximately $71.2 million face value of our senior subordinated notes between December 2008 and June 30, 2009, resulting in a net gain of approximately $27.1 million after considering non-cash debt extinguishment costs of $0.7 million.

        Interest Expense.    Interest expense increased approximately $3.4 million, to $27.2 million, for the six months ended June 30, 2010, as compared to $23.8 million for the six months ended June 30, 2009. The increase is primarily attributable to an unfavorable change in the fair value of our interest rate swaps of $1.8 million during the first half of 2010, $0.6 million of aggregate costs incurred under the receivables facility as of June 30, 2010, previously recorded in other expense, net and an increase in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 5.6% during the six months ended June 30, 2010, from approximately 4.0% during the six months ended June 30, 2009. These increases were partially offset by a decrease in our weighted-average U.S. borrowings to approximately $274.6 million in the six months ended June 30, 2010 from approximately $318.8 million in the six months ended June 30, 2009. In addition, we recorded approximately $2.4 million of lower interest expense due to the decrease in our weighted average face value of our senior subordinated notes outstanding of approximately $295.1 million during the first half of 2009 as compared to the weighted average face value of our senior secured notes of approximately $254.6 million during the first half of 2010.

        Other Expense, Net.    Other expense, net decreased approximately $0.5 million, to $1.0 million for the six months ended June, 2010, as compared to $1.5 million for the six months ended June 30, 2009. During the first half of 2010, we incurred approximately $0.9 million of losses on transactions denominated in foreign currencies. During the first half of 2009, we recognized approximately $0.1 million in losses on transactions denominated in foreign currencies and incurred $1.0 million of expenses in connection with the use and renewal of our receivables facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the six month periods ended June 30, 2010 and 2009.

        Income Taxes.    The effective income tax rate for both of the six month periods ended June 30, 2010 and 2009 was 38%. During the first half of 2010, we incurred a tax charge of approximately $1.4 million related to the impact of certain U.S. tax legislation that expired in the first quarter of 2010. This increase was offset by a lower tax rate due to an estimated higher percentage of foreign income compared to domestic income, which is generally subject to a higher tax rate.

        Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax expense, was $5.9 million for the six months ended June 30, 2010, as compared to loss from discontinued operations, net of income tax benefit, of $9.1 million for the six months ended June 30, 2009. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

  Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the six months ended June 30, 2010 was approximately $31.4 million, as compared to $32.2 million for the six months ended June 30, 2009. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  For the six months ended June 30, 2010, the Company generated $47.4 million of cash, based on the reported net income from operations of $26.9 million and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, bargain purchase gains, depreciation and amortization, changes in deferred taxes and stock compensation. For the six months ended June 30, 2009, the Company generated $4.3 million in cash flows based on the reported net income from operations of $5.3 million and after considering the effects of non-cash impacts related to gains/losses on dispositions of property and equipment, depreciation, amortization, debt extinguishments and stock compensation.

  •
  For the six months ended June 30, 2010, activity related to receivables sales resulted in net proceeds of approximately $4.4 million. For the six months ended June 30, 2009, activity related to the sale of receivables and use of our receivables facility resulted in a net cash use of approximately $6.0 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first six months of 2009, we relied primarily on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs, as it was our lowest cost source of borrowings.

  •
  Increases in accounts receivable resulted in a use of cash of approximately $47.5 million for the six months ended June 30, 2010, while decreases in accounts receivable resulted in proceeds of cash of approximately $1.0 million for the six months ended June 30, 2009. The increase in accounts receivable is due primarily to the increase in year-over-year sales. Accounts receivable as of June 30, 2010 and 2009, as a percentage of sales, was approximately 29% of each of the six month periods ended June 30, 2010 and 2009. In addition, our days sales outstanding in receivables were consistent for the periods ended June 30, 2010 and 2009.

  •
  For the six months ended June 30, 2010 and 2009, we reduced our investment in inventory consistent with our management strategy to improve inventory turns and to better align inventory levels with end market demand, which resulted in a cash source of approximately $5.2 million and $41.3 million, respectively.

  •
  For the six months ended June 30, 2010, accounts payable and accrued liabilities resulted in a net source of cash of approximately $20.2 million, as compared to a net use of cash of $12.5 million for the six months ended June 30, 2009. The increase in accounts payable and accrued liabilities is primarily a result of increased production levels in the first half of 2010 as compared to the first half of 2009. The increase was partially offset by our improved inventory management, as we continue to optimize inventory levels with changes in end market demand.

  •
  Management of prepaid expenses and other assets resulted in a source of cash of approximately $1.8 million and $3.9 million for the six months ended June 30, 2010 and 2009, respectively, primarily as a result of ongoing initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets.

        Net cash used for investing activities for the six months ended June 30, 2010 was approximately $2.2 million, as compared to net cash provided by investing activities of $16.0 million for the six months ended June 30, 2009. During the first six months of 2010, our investing activities included approximately $11.7 million primarily for the asset acquisition within our Norris Cylinder business and approximately $5.3 million for capital expenditures. The cash used for the asset purchases was partially offset by the sale of our property management line of business, our medical device line of business and other asset dispositions for approximately $14.7 million. During the first six months of 2009, we generated approximately $22.4 million of cash from business and asset dispositions, primarily related to the sale of our specialty laminates, jacketings and insulation tapes line of business. We also incurred approximately $6.4 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities for the six months ended June 30, 2010 was approximately $14.1 million, as compared to approximately $46.7 million for the six months ended June 30, 2009. During the first six months of 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $13.1 million based on our strong operating cash flows. During the first six months of 2009, we used approximately $35.1 million of available cash to retire $63.2 million face value of our previous 9 7/8% senior subordinated notes via open market purchases. In addition we decreased amounts outstanding on our revolving credit facilities during the first six months of 2009 by approximately $10.0 million.

  Our Debt and Other Commitments

        During the fourth quarter of 2009, the Company amended and restated its credit facilities. Prior to the amendment and restatement, the credit facilities consisted of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, the revolving credit facility was reduced to $83.0 million, while the supplemental revolving credit facility and term loan facility remained at $60.0 million and $252.2 million, respectively (collectively, the Amended and Restated Credit Agreement or "ARCA"). Under the ARCA, the Company extended the maturity of $70.0 million of its revolving credit facility until December 15, 2013, and the maturity of $226.3 million of its term loan until December 15, 2015. The maturity date of $8.0 million of its revolving credit facility and the $60.0 million deposit-linked supplemental revolving credit facility remained at August 2, 2011, and the maturity date of $25.9 million of its term loan remained at August 2, 2013. At June 30, 2010, approximately $250.3 million was outstanding on the term loan and $0 was outstanding on the revolving credit facilities. Under the ARCA, up to $25.0 million of our revolving credit facility in the aggregate is available in 2010 to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the ARCA is 5.25 to 1.00 for April 1, 2010 to June 30, 2010, 5.00 to 1.00 for July 1, 2010 to December 31, 2010, 4.75 to 1.00 for January 1, 2011 to June 30, 2011, 4.50 to 1.00 for July 1, 2011 to September 30, 2011, 4.25 to 1.00 for October 1, 2011 to September 30, 2012, 4.00 to 1.00 for October 1, 2012 to June 30, 2013 and 3.50 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 3.41 to 1.00 at June 30, 2010. Our permitted interest expense coverage ratio under the ARCA is 2.15 to 1.00 for April 1, 2010 to June 30, 2010, 2.00 to 1.00 for July 1, 2010 to June 30, 2011, 2.25 to 1.00 for July 1, 2011 to June 30, 2012, 2.40 to 1.00 for July 1, 2012 to December 31, 2012, 2.50 to 1.00 for January 1, 2013 to September 30, 2013 and 2.75 to 1.00 for October 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.15 to 1.00 at June 30, 2010. At June 30, 2010, we were in compliance with our financial covenants.

        The following is a reconciliation of net income (loss), as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended June 30, 2010:

	Year Ended December 31, 2009	Less: Six Months Ended June 30, 2009	Add: Six Months Ended June 30, 2010	Twelve Months Ended June 30, 2010
	(dollars in thousands)
Net income (loss), as reported	$(220)	$5,310	$26,860	$21,330
Bank stipulated adjustments:
Interest expense, net (as defined)	45,720	24,130	27,520	49,110
Income tax expense (benefit)(1)	(520)	3,230	16,130	12,380
Depreciation and amortization	43,940	22,830	19,050	40,160
Extraordinary non-cash charges(2)	3,270	—	—	3,270
Monitoring fees(3)	2,890	—	—	2,890
Interest equivalent costs(4)	1,530	900	—	630
Non-cash compensation expense(5)	1,370	200	760	1,930
Other non-cash expenses or losses	3,570	1,510	2,180	4,240
Non-recurring expenses or costs in connection with acquisition integration(6)	—	—	70	70
Non-recurring expenses or costs for cost savings projects(7)	10,940	4,300	—	6,640
Debt extinguishment costs(8)	11,400	990	—	10,410
Negative EBITDA from discontinued operations(9)	390	160	110	340
Permitted dispositions(10)	14,990	12,440	(9,720)	(7,170)
Permitted acquisitions(11)	(970)	(290)	940	260

Consolidated Bank EBITDA, as defined	$138,300	$75,710	$83,900	$146,490

	June 30, 2010
	(dollars in thousands)
Total long-term debt	$500,200
Aggregate funding under the receivables securitization facility	—

Total Consolidated Indebtedness, as defined	$500,200

Consolidated Bank EBITDA, as defined	$146,490

Actual leverage ratio	3.41	x

Covenant requirement	5.25	x

	Year Ended December 31, 2009	Less: Six Months Ended June 30, 2009	Add: Six Months Ended June 30, 2010	Twelve Months Ended June 30, 2010
	(dollars in thousands)
Interest expense, as reported	$45,720	$24,130	$27,520	$49,110
Bank stipulated adjustments:
Interest equivalent costs from receivables financing	1,530	900	—	630
Interest income	(310)	(160)	(180)	(330)
Non-cash amounts attributable to amortization of financing costs	(2,240)	(1,170)	(1,450)	(2,520)
Pro forma adjustment for acquisitions and dispositions	(470)	(240)	(170)	(400)

Total Consolidated Cash Interest Expense, as defined	$44,230	$23,460	$25,720	$46,490

	June 30, 2010
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$146,490
Total Consolidated Cash Interest Expense, as defined	46,490

Actual interest expense ratio	3.15	x

Covenant requirement	2.15	x

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

(6)
Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(7)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $32,000,000 in the aggregate, subsequent to October 1, 2009.

(8)
Costs incurred in connection with amending and restating our credit facilities, issuance of our 9 3/4% senior secured notes and the retirement of our 9 7/8% senior subordinated notes.

(9)
Not to exceed $10,000,000 in any fiscal year.

(10)
EBITDA from permitted dispositions, as defined.

(11)
EBITDA from permitted acquisitions, as defined.

        Two of our international businesses are also parties to loan agreements with banks, denominated in their local currencies.

        In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, At June 30, 2010 the balance outstanding under this agreement, which is secured by a letter of credit under our credit facilities, was approximately $0.2 million at an interest rate of 2.5%.

        In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars which expires December 31, 2010. At June 30, 2010, the balance outstanding under this agreement was approximately $4.2 million at an interest rate of 6.8%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at June 30, 2010. In addition to the financial covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities.

        Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. As of June 30, 2010, we had no amounts funded under the facility with $53.9 million available but not utilized.

        At June 30, 2010, our available revolving credit capacity of $143.0 million under our credit facility was reduced by approximately $31.0 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit, we had $112.0 million of revolving credit capacity available, in addition to $53.9 million of available liquidity under our accounts receivable facility discussed above. After consideration of our leverage covenant, we had aggregate available funding under our revolving credit and accounts receivable facilities of $165.9 million at June 30, 2010.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $31.0 million in letters of credit outstanding related thereto, is approximately $112.0 million, while our available liquidity under our accounts receivable securitization facility ranges from $30 million to $59 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Cequent operating segment. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our revolving credit and accounts receivable facilities.

        Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $165.9 million at June 30, 2010, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at June 30, 2010, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

        At June 30, 2010, 1-Month LIBOR approximated 0.35%. Based on our variable rate-based borrowings outstanding at June 30, 2010, and after consideration of the 2% LIBOR-floor applicable to $53.1 million of our supplemental revolving credit facility and $224.6 million of our term loan, a 1% increase in the per annum interest rate for borrowings under our U.S. and foreign credit facilities would increase our interest expense by approximately $0.3 million annually. The impact of a further decrease in LIBOR on our annual interest expense would not be material.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $14.7 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

        In addition to rent expense from continuing operations, we also have approximately $2.2 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 64% relates to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024) and 36% relates to the Wood Dale facility in the former industrial fastening business (which extends through 2022).

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

Outlook

        We believe the actions completed in 2009 under our Performance Improvement Plan position us for continued profitable future growth and place us in a better competitive position by enabling strategies focused on reduced cycle times and securing our position as best cost producer. Among our top priorities for 2010 are continuing to execute productivity initiatives and to grow revenue via new products, bolt-on acquisitions and expand our core products in non-U.S. markets, while continuing to reduce our indebtedness and increase our available liquidity.

        The combination of the savings realized from the actions taken in 2008 and 2009 under our Performance Improvement Plan, our ongoing productivity initiatives and the upturn in economic activity in the first half of 2010 has helped us to grow our earnings levels and significantly expand our earnings margins as compared to the first half of 2009. Although the expansion of our earnings margins may not be as dramatic on a year-over-year basis in the back half of 2010 as they have been thus far in 2010, as we now are experiencing the full-run-rate benefit of many of our prior year actions, we continue to actively identify and execute our strategies and have the capacity to service higher demand levels with our existing fixed cost structure, which should continue to grow our earnings levels and margins should the economy continue to strengthen. However, as there is still some degree of uncertainty in the markets that our businesses serve, there are a range of possible outcomes due to the uncertain financial markets environment, and we can offer no assurances that the economy will continue to improve.

Impact of New Accounting Standards

        As of June 30, 2010, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

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

        During the quarter ended June 30, 2010, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2009 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 9, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this Form 10-Q for additional information.

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

  Evaluation of disclosure controls and procedures

        As of June 30, 2010, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2010, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

TRIMAS CORPORATION

Item 1.    Legal Proceedings

        See Note 11, "Commitments and Contingencies" included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

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
10.19	(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.20	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21	(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22	(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24	(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A—Form of Sublease Agreement).
10.26	(f)	2003 Form of Stock Option Agreement.
10.27	(s)	2008 Annual Value Creation Program.
10.28	(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.29	(g)	Form of Indemnification Agreement.
10.30	(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.31	(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.32	(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.

10.33	(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.34	(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.35	(k)	Management Rights Agreement.
10.36	(aa)	Executive Severance / Change of Control Policy.
10.37	(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.38	(q)	Separation Agreement dated April 10, 2008.
10.39	(r)	Letter Agreement dated April 28, 2008.
10.40	(s)	Letter Agreement dated July 1, 2008.
10.41	(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.42	(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.43	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of January 28, 2009.
10.44	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.45	(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46	(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47	(v)	Separation Agreement dated as of January 13, 2009.
10.48	(y)	Separation Agreement dated as of March 5, 2009.
10.49	(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50	(y)	2009 TriMas Incentive Compensation Plan.
10.51	(af)	2010 TriMas Incentive Compensation Plan.
10.52	(aa)	Flexible Cash Allowance Policy.
10.53	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Additional Grant.
10.54	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 162(m) Conversion Grant.
10.55	(ad)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Conversion and Additional Grants.
10.56	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.57	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.

10.58	(ae)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.59	(ah)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(af)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).

(ag)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).

(ah)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)
Date: August 3, 2010	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer