Form 10-Q
period 2010-09-30
TRIMAS CORP
filed 2010-10-28
CIK 842633

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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

        As of October 28, 2010, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,067,856 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation

Consolidated Balance Sheet

(Unaudited—dollars in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$46,510	$9,480
Receivables, net of reserves of approximately $6.0 million and $5.7 million as of September 30, 2010 and December 31, 2009, respectively	128,480	93,380
Inventories	149,130	141,840
Deferred income taxes	32,920	24,320
Prepaid expenses and other current assets	7,610	6,500
Assets of discontinued operations held for sale	—	4,250

Total current assets	364,650	279,770
Property and equipment, net	161,620	162,220
Goodwill	194,850	196,330
Other intangibles, net	155,640	164,080
Other assets	22,740	23,380

Total assets	$899,500	$825,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$6,940	$16,190
Accounts payable	108,370	92,840
Accrued liabilities	74,570	65,750
Liabilities of discontinued operations	—	1,070

Total current liabilities	189,880	175,850
Long-term debt	492,480	498,360
Deferred income taxes	67,180	42,590
Other long-term liabilities	45,120	47,000

Total liabilities	794,660	763,800

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,067,856 shares at September 30, 2010 and 33,895,503 shares at December 31, 2009	340	330
Paid-in capital	529,710	528,370
Accumulated deficit	(470,800)	(510,380)
Accumulated other comprehensive income	45,590	43,660

Total shareholders' equity	104,840	61,980

Total liabilities and shareholders' equity	$899,500	$825,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Operations

(Unaudited—dollars in thousands, except for share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$247,880	$202,970	$720,000	$612,560
Cost of sales	(173,390)	(144,770)	(504,140)	(457,720)

Gross profit	74,490	58,200	215,860	154,840
Selling, general and administrative expenses	(41,260)	(37,070)	(120,330)	(112,240)
Gain (loss) on dispositions of property and equipment	(220)	20	(950)	180

Operating profit	33,010	21,150	94,580	42,780

Other income (expense), net:
Interest expense	(12,550)	(10,750)	(39,780)	(34,530)
Gain on extinguishment of debt	—	1,180	—	28,250
Gain on bargain purchase	—	—	410	—
Other, net	(200)	(190)	(1,250)	(1,710)

Other income (expense), net	(12,750)	(9,760)	(40,620)	(7,990)

Income from continuing operations before income tax expense	20,260	11,390	53,960	34,790
Income tax expense	(7,500)	(4,240)	(20,230)	(13,190)

Income from continuing operations	12,760	7,150	33,730	21,600
Income (loss) from discontinued operations, net of income tax benefit (expense)	(40)	(1,320)	5,850	(10,460)

Net income	$12,720	$5,830	$39,580	$11,140

Earnings per share—basic:
Continuing operations	$0.38	$0.21	$1.00	$0.64
Discontinued operations, net of income tax benefit (expense)	(0.00)	(0.04)	0.17	(0.31)

Net income per share	$0.38	$0.17	$1.17	$0.33

Weighted average common shares—basic	33,827,939	33,496,634	33,730,852	33,480,747

Earnings per share—diluted:
Continuing operations	$0.37	$0.21	$0.98	$0.64
Discontinued operations, net of income tax benefit (expense)	(0.00)	(0.04)	0.17	(0.31)

Net income per share	$0.37	$0.17	$1.15	$0.33

Weighted average common shares—diluted	34,512,820	34,007,846	34,380,188	33,752,210

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Cash Flows

(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$39,580	$11,140
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(9,080)	(180)
Gain on bargain purchase	(410)	—
Depreciation	17,670	22,440
Amortization of intangible assets	10,600	10,970
Amortization of debt issue costs	2,200	1,680
Deferred income taxes	14,480	3,740
Gain on extinguishment of debt	—	(28,250)
Non-cash compensation expense	1,050	330
Net proceeds from (reductions in) sale of receivables and receivables securitization	4,340	(15,690)
(Increase) decrease in receivables	(35,710)	24,600
(Increase) decrease in inventories	(3,150)	51,690
(Increase) decrease in prepaid expenses and other assets	(1,770)	1,860
Increase (decrease) in accounts payable and accrued liabilities	19,340	(18,440)
Other, net	2,460	1,750

Net cash provided by operating activities, net of acquisition impact	61,600	67,640

Cash Flows from Investing Activities:
Capital expenditures	(11,090)	(10,850)
Acquisition of businesses, net of cash acquired	(12,760)	—
Net proceeds from disposition of businesses and other assets	14,720	23,100

Net cash provided by (used for) investing activities	(9,130)	12,250

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	(1,950)	(2,370)
Proceeds from borrowings on revolving credit facilities	376,430	677,930
Repayments of borrowings on revolving credit facilities	(390,220)	(690,740)
Retirement of senior subordinated notes	—	(43,850)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(240)	—
Proceeds from exercise of stock options	100	—
Excess tax benefits from stock based compensation	440	—

Net cash used for financing activities	(15,440)	(59,030)

Cash and Cash Equivalents:
Increase for the period	37,030	20,860
At beginning of period	9,480	3,910

At end of period	$46,510	$24,770

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,710	$25,460

Cash paid for taxes	$6,260	$6,730

The accompanying notes are an integral part of these financial statements.

TriMas Corporation

Consolidated Statement of Shareholders' Equity

Nine months Ended September 30, 2010

(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Comprehensive income:
Net income	—	—	39,580	—	39,580
Amortization of defined benefit plan deferred losses (net of tax of $30 thousand) (Note 15)	—	—	—	60	60
Foreign currency translation	—	—	—	710	710
Amortization of unrealized loss on interest rate swaps (net of tax of $0.7 million) (Note 10)	—	—	—	1,160	1,160

Total comprehensive income					41,510
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(240)	—	—	(240)
Stock option exercises and restricted stock vestings	10	90	—	—	100
Excess tax benefits from stock based compensation	—	440	—	—	440
Non-cash compensation expense	—	1,050	—	—	1,050

Balances, September 30, 2010	$340	$529,710	$(470,800)	$45,590	$104,840

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

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Net sales	$—	$1,430	$660	$12,000

Income (loss) from discontinued operations before income tax benefit (expense)	$(90)	$(2,140)	$9,200	$(17,000)
Income tax benefit (expense)	50	820	(3,350)	6,540

Income (loss) from discontinued operations, net of income tax benefit (expense)	$(40)	$(1,320)	$5,850	$(10,460)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2. Discontinued Operations and Assets Held for Sale (Continued)

        Assets and liabilities of the discontinued operations held for sale are summarized as follows:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Receivables, net	$—	$200
Property and equipment, net	—	4,050

Total assets	$—	$4,250

Accounts payable	$—	$150
Accrued liabilities and other	—	920

Total liabilities	$—	$1,070

3. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions from Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. As of December 31, 2009, the Company completed the move and ceased operations in Mosinee. Upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent segment of approximately $5.3 million for future lease obligations related to the facility, net of estimated lease recoveries. Also during 2009, the Company recorded a pre-tax charge within its Cequent segment of approximately $1.8 million, of which $1.6 million was recorded in the first quarter of 2009, primarily related to cash costs for severance benefits for approximately 160 employees that were involuntarily terminated as part of the closure. As of June 30, 2010, the Company had paid all severance benefits.

        In addition, the Company recorded approximately $2.6 million of accelerated depreciation expense during 2009 as a result of shortening the expected lives on certain machinery and equipment assets that the Company no longer utilizes following the closure, of which $0.5 million and $2.2 million was recorded in the three and nine months ended September 30, 2009.

4. Acquisitions

        On June 8, 2010, the Company's Norris Cylinder subsidiary, included in the Company's Engineered Components segment, completed the acquisition of certain assets and liabilities from Taylor-Wharton International, LLC ("TWI") and its subsidiary, TW Cylinders, related to TWI's high and low-pressure cylinder business for $11.8 million, including a net working capital adjustment of $0.8 million. The acquisition was completed following approval by the United States Bankruptcy Court for the District of Delaware pursuant to Section 363 of the U.S. Bankruptcy Code. The assets purchased generated approximately $17 million in revenue during 2009. The fair value of the net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $0.4 million, which is included in other income, net in the accompanying consolidated results of operations for the nine months ended September 30, 2010. The purchase price remains subject to the finalization of the net working capital adjustment, which is expected to be completed during the fourth quarter of 2010.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Acquisitions (Continued)

        The results of operations of the aforementioned acquisition are not significant compared to the overall results of operations of the Company.

5. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent	Total
			(dollars in thousands)
Balance, December 31, 2009	$115,460	$39,740	$41,130	$—	$—	$196,330
Foreign currency translation	(1,610)	130	—	—	—	(1,480)

Balance, September 30, 2010	$113,850	$39,870	$41,130	$—	$—	$194,850

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2010 and December 31, 2009 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2010		As of December 31, 2009
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
		(dollars in thousands)
Customer relationships:
5 - 12 years	$25,190	$(19,980)	$24,710	$(18,290)
15 - 25 years	154,610	(67,420)	154,610	(61,250)

Total customer relationships	179,800	(87,400)	179,320	(79,540)

Technology and other:
1 - 15 years	26,520	(22,500)	25,800	(22,060)
17 - 30 years	42,390	(18,180)	42,120	(16,640)

Total technology and other	68,910	(40,680)	67,920	(38,700)

Trademark/Trade names (indefinite life)	35,010	—	35,080	—

	$283,720	$(128,080)	$282,320	$(118,240)

        Amortization expense related to technology and other intangibles was approximately $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively, and $2.8 million and $3.0 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.6 million for each of the three months ended September 30, 2010 and 2009, respectively, and $7.8 million and $7.9 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Receivables Facility

        On December 29, 2009, the Company entered into a new three year accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of September 30, 2010 or December 31, 2009, but had $52.4 million and $32.1 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. As of September 30, 2010, the cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.00% and a fee on the unused portion of the facility of 1.00%. Aggregate costs incurred under this facility were $0.2 million and $0.8 million for the three and nine months ended September 30, 2010, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on December 29, 2012.

        The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3 month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of September 30 2010, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.7%.

        Through December 28, 2009, TriMas was party to a 364-day accounts receivable facility through TSPC. Under this facility, TSPC, from time to time, sold an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. The net proceeds of the sale of receivables were less than the face amount of the accounts receivable sold by an amount that approximated the purchaser's financing costs. As of September 30, 2009, the cost of funds under this facility consisted of a commercial paper-based rate plus the usage fee of 4.5% and a fee on the unused portion of the facility of 2.25%. Previously, the Company completed its annual renewal of this facility in February 2009, incurring approximately $0.4 million. Aggregate costs incurred under this facility, including renewal costs, were $0.3 million and $1.3 million for the three and nine months ended September 30, 2009, respectively. Such amounts are included in other expense, net in the accompanying consolidated statement of operations.

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of September 30, 2010 and December 31, 2009, the Company's funding under these arrangements was approximately $4.3 million and $4.5 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 1.8% and 1.2%, at September 30, 2010 and 2009, respectively. Costs associated with these transactions were approximately $0.08 million and $0.05 million for the three months ended September 30, 2010 and 2009, respectively, and $0.2 million for each of the nine month periods ended September 30, 2010 and 2009, and are included in other expense, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Inventories

        Inventories consist of the following:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Finished goods	$98,110	$95,420
Work in process	19,080	16,270
Raw materials	31,940	30,150

Total inventories	$149,130	$141,840

8. Property and Equipment, Net

        Property and equipment, net, consists of the following:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Land and land improvements	$2,880	$2,380
Buildings	48,360	44,810
Machinery and equipment	285,940	283,710

	337,180	330,900
Less: Accumulated depreciation	175,560	168,680

Property and equipment, net	$161,620	$162,220

        Depreciation expense was approximately $5.7 million and $6.6 million, and $17.6 million and $20.3 million for the three and nine months ended September 30, 2010 and 2009, respectively, of which $5.1 million and $6.0 million, and $15.6 million and $18.1 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.6 million and $0.6 million, and $2.0 million and $2.2 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

        In connection with the closure of the Mosinee facility (see Note 3), the Company recorded accelerated depreciation expense of approximately $0.5 million and $2.2 million during the three and nine months ended September 30, 2009, respectively, which is included in the $6.0 million and $18.1 million of depreciation expense recorded in cost of sales during the three and nine months then ended. This charge related to shortening the expected useful lives on certain machinery and equipment.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt

        The Company's long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(dollars in thousands)
U.S. bank debt	$249,600	$256,680
Non-U.S. bank debt and other	4,520	12,890
9 3/4% senior secured notes, due December 2017	245,300	244,980

	499,420	514,550
Less: Current maturities, long-term debt	6,940	16,190

Long-term debt	$492,480	$498,360

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $83.0 million revolving credit facility, a $40.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). During the third quarter of 2010, the Company elected to reduce its supplemental revolving credit facility from $60.0 million to $40.0 million. Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2010 and December 31, 2009, the Company had letters of credit of approximately $26.2 million and $31.2 million, respectively, issued and outstanding.

        At September 30, 2010 and December 31, 2009, the Company had $0 and $5.1 million, respectively, outstanding under its supplemental revolving credit facility and had additional revolving credit commitments of $96.8 million and $101.7 million, respectively, potentially available under the Credit Facility after giving effect to approximately $26.2 million and $31.2 million, respectively, of letters of credit issued and outstanding. In addition, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $149.2 million and $114.3 million, respectively of capacity available to it for general corporate purposes under its revolving credit and accounts receivable facilities.

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $331.7 million and $270.4 million at September 30, 2010 and December 31, 2009, respectively, are presented in the financial information in Note 18, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at September 30, 2010.

        The Company's term loan facility traded at approximately 97.8% and 95.5% of par value as of September 30, 2010 and December 31, 2009, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9. Long-term Debt (Continued)

Non-U.S. Bank Debt

        In the United Kingdom, the Company's subsidiary is party to a revolving debt agreement which is secured by a letter of credit under the Credit Facility. At September 30, 2010, the balance outstanding under this arrangement was $0.3 million at an interest rate of 2.5%. At December 31, 2009, the balance outstanding under this agreement was approximately $0.8 million at an interest rate of 2.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures December 31, 2010 and is secured by substantially all the assets of the subsidiary. At September 30, 2010, the balance outstanding under this agreement was $3.9 million at an interest rate of 6.8%. At December 31, 2009, the balance outstanding under this agreement was approximately $11.7 million at an interest rate of approximately 6.6%.

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

        During the three and nine months ended September 30, 2009, the Company utilized approximately $8.7 million and $43.8 million, respectively, of cash on hand to retire $10.0 million and $73.2 million, respectively of face value of the Sub Notes, resulting in a net gain in the three and nine months ended September 30, 2009 of approximately $1.2 million and $28.3 million, respectively, after considering non-cash debt extinguishment costs of $0.1 million and $1.1 million, respectively.

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2010, the Company was in compliance with all such covenant requirements.

        The Company's Senior Notes traded at approximately 106.5% and 98.5% of par value as of September 30, 2010 and December 31, 2009, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.

10. Derivative Instruments

        The Company is party to interest rate swaps to fix the variable LIBOR-based portion on $200.0 million notional amount of the Company's term loan facility. Upon inception, the interest rate swaps were designated as cash flow hedges; however, upon the Company's amendment and restatement of its credit facilities in the fourth quarter of 2009, the Company determined that these interest rate swaps were no longer effective due to the imposition of a LIBOR floor in the determination of the variable interest rate on the term loan facility. In the first quarter of 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility; however, the amended interest rate swaps have not been designated as hedging instruments. For the three and nine months ended September 30, 2010, approximately $0.6 million and $1.9 million, respectively, of unrealized loss from accumulated other

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

comprehensive income incurred while the interest rate swaps were effective was amortized into earnings as interest expense. Over the next 12 months, the Company expects approximately $0.8 million of unrealized loss in accumulated other comprehensive income incurred while the interest rate swaps were effective to be amortized into earnings as interest expense.

        As of December 31, 2009, the Company held a foreign exchange forward contract with a notional value of 55.5 million Mexican pesos and a foreign exchange forward contract with a notional value of £6.5 million. These contracts expired during the first quarter of 2010 and were not designated as hedging instruments.

        As of September 30, 2010 and December 31, 2009, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
			(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	Accrued liabilities	$—	$—	$1,830	$1,700
Interest rate contracts	Other long-term liabilities	—	—	—	660
Foreign currency forward contracts	Accrued liabilities	—	—	—	150

Total derivatives not designated as hedging instruments		$—	$—	$1,830	$2,510

        The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

				Amount of Loss Reclassifed from AOCI in to Earnings
	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)
				Three months ended September 30,		Nine months ended September 30,
			Location of Loss Reclassified from AOCI into Earnings (Effective Portion)
	As of September 30, 2010	As of December 31 2009
				2010	2009	2010	2009
	(dollars in thousands)			(dollars in thousands)		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate contracts	$(500)	$(1,660)	Interest expense	$(570)	$(940)	$(1,860)	$(1,950)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10. Derivative Instruments (Continued)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three months ended September 30,		Nine months ended September 30,
					Location of Gain (Loss) Recognized in Earnings on Derivative
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate contracts	$(40)	$—	$(1,600)	$—	Interest expense
Foreign exchange contracts	$—	$—	$50	$—	Other expense, net

        Valuations of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are shown below:

		September 30, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,830)	$—	$(1,830)	$—

		December 31, 2009
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(2,360)	$—	$(2,360)	$—
Foreign currency forward contracts	Recurring	(150)	—	(150)	—

		$(2,510)	$—	$(2,510)	$—

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

        As of September 30, 2010, the Company was a party to approximately 1,054 pending cases involving an aggregate of approximately 8,169 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2009	7,524	586	254	40	$4,644	$2,652,000
Nine months ended September 30, 2010	7,816	726	333	40	$8,138	$2,147,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,169 claims pending at September 30, 2010, 53 set forth specific amounts of damages (other than

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11. Commitments and Contingencies (Continued)

those stating the statutory minimum or maximum). 42 of the 53 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 9 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 2 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 44 of the 53 claims sought between $50,000 and $600,000, 7 sought between $1.0 million and $5.0 million and 2 sought over $5.0 million. Solely with respect to punitive damages, 42 of the 53 claims sought between $1.0 million and $2.5 million, 9 sought between $2.5 million and $5.0 million and 2 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
		(dollars in thousands)
Net Sales
Packaging	$44,490	$39,730	$133,610	$106,130
Energy	47,440	36,000	135,080	111,260
Aerospace & Defense	19,170	16,060	53,470	56,530
Engineered Components	24,950	15,100	67,180	48,570
Cequent	111,830	96,080	330,660	290,070

Total	$247,880	$202,970	$720,000	$612,560

Operating Profit
Packaging	$13,140	$9,160	$38,480	$23,390
Energy	4,910	3,200	15,440	9,380
Aerospace & Defense	5,350	5,190	13,020	18,410
Engineered Components	2,690	920	8,430	1,640
Cequent	13,430	7,220	37,600	6,760
Corporate expenses	(6,510)	(4,540)	(18,390)	(16,800)

Total	$33,010	$21,150	$94,580	$42,780

Adjusted EBITDA
Packaging	$16,010	$12,540	$47,350	$32,760
Energy	5,620	3,950	17,540	11,730
Aerospace & Defense	5,770	5,760	14,780	20,180
Engineered Components	3,760	1,640	11,410	3,900
Cequent	17,320	12,200	49,290	21,700
Corporate (expenses) income	(6,450)	(3,520)	(18,390)	11,360

Subtotal from continuing operations	42,030	32,570	121,980	101,630
Discontinued operations	40	(1,660)	9,650	(14,240)

Total company	$42,070	$30,910	$131,630	$87,390

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12. Segment Information (Continued)

        The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income	$12,720	$5,830	$39,580	$11,140
Income tax expense	7,450	3,420	23,580	6,650
Interest expense	12,680	10,930	40,200	35,050
Debt extinguishment costs	—	150	—	1,140
Depreciation and amortization	9,220	10,580	28,270	33,410

Adjusted EBITDA, total company	$42,070	$30,910	$131,630	$87,390
Adjusted EBITDA, discontinued operations	40	(1,660)	9,650	(14,240)

Adjusted EBITDA, continuing operations	$42,030	$32,570	$121,980	$101,630

13. Equity Awards

        The Company maintains two long-term equity incentive plans, the TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") and the 2002 Long Term Equity Incentive Plan (the "2002 Plan"). See below for details of awards by plan.

2006 Plan

        Information related to stock options at September 30, 2010 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	554,000	$1.14
Granted	—
Exercised	(10,666)	1.01
Cancelled	—

Outstanding at September 30, 2010	543,334	$1.15	8.4	$7,445,740

        As of September 30, 2010, 173,998 stock options were exercisable under the 2006 Plan. In addition, the fair value of options which vested during the nine month periods ended September 30, 2010 and 2009 was $0.1 million and $0 million, respectively. No options vested during the three month periods ended September 30, 2010 and 2009. As of September 30, 2010, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.1 years.

        During the first quarter of 2010, the Company granted 25,000 restricted shares of common stock. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

        Information related to restricted shares at September 30, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	251,937	$5.99
Granted	25,000	6.95
Vested	(172,313)	6.16
Cancelled	(2,296)	8.80

Outstanding at September 30, 2010	102,328	$5.88	1.0	$1,519,570

        As of September 30, 2010, there was approximately $0.2 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 0.8 years.

        The Company recognized approximately $0.1 million for each of the three month periods ended September 30, 2010 and 2009, and approximately $0.5 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

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

        Information related to stock options at September 30, 2010, is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,285,344	$13.45
Granted	97,870	6.09
Exercised	(90,617)	1.01
Cancelled	(70,845)	7.74

Outstanding at September 30, 2010	1,221,752	$14.12	5.6	$6,044,350

        As of September 30, 2010, 774,184 stock options were exercisable under the 2002 Plan. In addition, the fair value of options which vested during the three months ended September 30, 2010 and 2009 was $0 and $0.04 million, respectively and $0.1 million and $0.2 million during the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was approximately $0.2 million

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Equity Awards (Continued)

of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.0 years.

        During the first quarter of 2010, the Company granted 78,090 restricted shares of common stock to certain employees. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

        Information related to restricted shares at September 30, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	126,950	$5.20
Granted	78,090	6.09
Vested	(82,960)	5.20
Cancelled	(190)	5.20

Outstanding at September 30, 2010	121,890	$5.77	1.7	$1,810,070

        As of September 30, 2010, there was approximately $0.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.4 years.

        The Company recognized approximately $0.2 million and $0.04 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $0.6 million and $0.1 million for nine months ended September 30, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

14. Earnings per Share

        Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings (loss) per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings (loss) per share included 132,461 and 32,806 restricted shares for the three months ended September 30, 2010 and 2009, respectively, and 111,187 and 14,813 restricted shares for the nine months ended September 30, 2010 and 2009, respectively. The calculation of diluted earnings (loss) per share also included 552,420 and 256,650 options to purchase shares of common stock for the three months ended September 30, 2010 and 2009, respectively, and 538,149 and 478,406 options for the nine months ended September 30, 2010 and 2009, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15. Defined Benefit Plans

        Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
	(dollars in thousands)				(dollars in thousands)
Service costs	$150	$130	$460	$390	$—	$—	$—	$—
Interest costs	400	390	1,190	1,170	20	30	50	80
Expected return on plan assets	(400)	(380)	(1,190)	(1,150)	—	—	—	—
Amortization of prior service cost	—	—	10	10	(70)	(70)	(200)	(200)
Amortization of net loss (gain)	110	80	320	230	(10)	(10)	(40)	(20)

Net periodic benefit cost	$260	$220	$790	$650	$(60)	$(50)	$(190)	$(140)

        The Company contributed approximately $0.6 million and $1.4 million to its defined benefit pension plans during the three and nine months ended September 30, 2010, respectively. The Company expects to contribute approximately $1.9 million to its defined benefit pension plans for the full year 2010.

16. New Accounting Pronouncements

        As of September 30, 2010, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

17. Subsequent Event

        On October 27, 2010, the Company signed a stock purchase agreement ("SPA") with South Texas Bolt & Fitting, Inc. ("STBF") for the purchase price of $18 million, payable in cash at closing, which is expected to occur on November 1, 2010. STBF will become part of the Company's Energy reportable segment. The purchase price is subject to a net working capital adjustment, if any, to be determined post-closing. The SPA contains customary representations, warranties, covenants and indemnities. STBF is a diversified manufacturer and distributor of various types of stud bolts, industrial fasteners and specialty products to the oil field and industrial markets. STBF had approximately $14.5 million in revenue in the twelve months ended June 30, 2010.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,310	$31,200	$—	$46,510
Trade receivables, net	—	109,350	19,130	—	128,480
Receivables, intercompany	—	—	5,130	(5,130)	—
Inventories	—	125,360	23,770	—	149,130
Deferred income taxes	14,000	17,870	1,050	—	32,920
Prepaid expenses and other current assets	—	6,130	1,480	—	7,610

Total current assets	14,000	274,020	81,760	(5,130)	364,650
Investments in subsidiaries	331,680	137,180	—	(468,860)	—
Property and equipment, net	—	115,890	45,730	—	161,620
Goodwill	—	148,220	46,630	—	194,850
Intangibles and other assets	11,640	166,080	6,370	(5,710)	178,380

Total assets	$357,320	$841,390	$180,490	$(479,700)	$899,500

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,760	$4,180	$—	$6,940
Accounts payable, trade	—	85,720	22,650	—	108,370
Accounts payable, intercompany	—	5,130	—	(5,130)	—
Accrued liabilities	7,180	57,190	10,200	—	74,570

Total current liabilities	7,180	150,800	37,030	(5,130)	189,880
Long-term debt	245,300	247,180	—	—	492,480
Deferred income taxes	—	69,270	3,620	(5,710)	67,180
Other long-term liabilities	—	42,460	2,660	—	45,120

Total liabilities	252,480	509,710	43,310	(10,840)	794,660

Total shareholders' equity	104,840	331,680	137,180	(468,860)	104,840

Total liabilities and shareholders' equity	$357,320	$841,390	$180,490	$(479,700)	$899,500

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$200,000	$65,140	$(17,260)	$247,880
Cost of sales	—	(138,730)	(51,920)	17,260	(173,390)

Gross profit	—	61,270	13,220	—	74,490
Selling, general and administrative expenses	—	(34,920)	(6,340)	—	(41,260)
Loss on dispositions of property and equipment	—	(220)	—	—	(220)

Operating profit	—	26,130	6,880	—	33,010
Other income (expense), net:
Interest expense	(6,410)	(5,710)	(430)	—	(12,550)
Other, net	—	880	(1,080)	—	(200)

Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,410)	21,300	5,370	—	20,260
Income tax (expense) benefit	2,240	(8,280)	(1,460)	—	(7,500)
Equity in net income of subsidiaries	16,890	3,910	—	(20,800)	—

Income from continuing operations	12,720	16,930	3,910	(20,800)	12,760
Loss from discontinued operations	—	(40)	—	—	(40)

Net income	$12,720	$16,890	$3,910	$(20,800)	$12,720

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$155,950	$56,810	$(9,790)	$202,970
Cost of sales	—	(110,410)	(44,150)	9,790	(144,770)

Gross profit	—	45,540	12,660	—	58,200
Selling, general and administrative expenses	—	(31,390)	(5,680)	—	(37,070)
Gain (loss) on dispositions of property and equipment	—	(210)	230	—	20

Operating profit	—	13,940	7,210	—	21,150
Other income (expense), net:
Interest expense	(6,690)	(3,780)	(280)	—	(10,750)
Gain on extinguishment of debt	1,180	—	—	—	1,180
Other, net	—	30	(220)	—	(190)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	(5,510)	10,190	6,710	—	11,390
Income tax (expense) benefit	1,980	(4,590)	(1,630)	—	(4,240)
Equity in net income (loss) of subsidiaries	9,360	5,080	—	(14,440)	—

Income from continuing operations	5,830	10,680	5,080	(14,440)	7,150
Loss from discontinued operations	—	(1,320)	—	—	(1,320)

Net income	$5,830	$9,360	$5,080	$(14,440)	$5,830

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$572,640	$196,630	$(49,270)	$720,000
Cost of sales	—	(400,070)	(153,340)	49,270	(504,140)

Gross profit	—	172,570	43,290	—	215,860
Selling, general and administrative expenses		(103,280)	(17,050)	—	(120,330)
Loss on dispositions of property and equipment	—	(700)	(250)	—	(950)

Operating profit	—	68,590	25,990	—	94,580
Other income (expense), net:
Interest expense	(19,290)	(18,870)	(1,620)	—	(39,780)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,890	(3,140)	—	(1,250)

Income before income tax expense and equity in net income (loss) of subsidiaries	(19,290)	52,020	21,230	—	53,960
Income tax (expense) benefit	6,750	(21,250)	(5,730)	—	(20,230)
Equity in net income of subsidiaries	52,120	15,500	—	(67,620)	—

Income from continuing operations	39,580	46,270	15,500	(67,620)	33,730
Income from discontinued operations	—	5,850	—	—	5,850

Net income	$39,580	$52,120	$15,500	$(67,620)	$39,580

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non- Guarantor	Eliminations	Total
Net sales	$—	$489,200	$148,100	$(24,740)	$612,560
Cost of sales	—	(364,010)	(118,450)	24,740	(457,720)

Gross profit	—	125,190	29,650	—	154,840
Selling, general and administrative expenses	—	(96,730)	(15,510)	—	(112,240)
Gain (loss) on dispositions of property and equipment	—	(70)	250	—	180

Operating profit	—	28,390	14,390	—	42,780
Other income (expense), net:
Interest expense	(22,160)	(11,620)	(750)	—	(34,530)
Gain on extinguishment of debt	28,250	—	—		28,250
Other, net	—	500	(2,210)	—	(1,710)

Income (loss) before income tax (expense) benefit and equity in net income (loss) of subsidiaries	6,090	17,270	11,430	—	34,790
Income tax expense	(2,010)	(7,890)	(3,290)	—	(13,190)
Equity in net income of subsidiaries	7,060	8,140	—	(15,200)	—

Income from continuing operations	11,140	17,520	8,140	(15,200)	21,600
Loss from discontinued operations	—	(10,460)	—	—	(10,460)

Net income	$11,140	$7,060	$8,140	$(15,200)	$11,140

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,630)	$42,470	$31,760	$—	$61,600

Cash Flows from Investing Activities:
Capital expenditures	—	(8,390)	(2,700)	—	(11,090)
Acquisition of businesses, net of cash acquired	—	(12,040)	(720)	—	(12,760)
Net proceeds from disposition of businesses and other assets	—	14,720	—	—	14,720

Net cash used for investing activities	—	(5,710)	(3,420)	—	(9,130)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,950)	—	—	(1,950)
Proceeds from borrowings on revolving credit facilities	—	372,840	3,590	—	376,430
Repayments of borrowings on revolving credit facilities	—	(378,000)	(12,220)	—	(390,220)
Shares surrended upon vesting of options and restricted stock awards to cover tax obligations	(240)	—	—	—	(240)
Proceeds from exercise of stock options	100	—	—	—	100
Excess tax benefits from stock based compensation	—	440	—	—	440
Intercompany transfers (to) from subsidiaries	12,770	(15,080)	2,310	—	—

Net cash provided by (used for) financing activities	12,630	(21,750)	(6,320)	—	(15,440)

Cash and Cash Equivalents:
Increase for the period	—	15,010	22,020	—	37,030
At beginning of period	—	300	9,180	—	9,480

At end of period	$—	$15,310	$31,200	$—	$46,510

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Information (Continued)

 Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,320)	$53,360	$28,600	$—	$67,640

Cash Flows from Investing Activities:
Capital expenditures	—	(9,210)	(1,640)	—	(10,850)
Net proceeds from disposition of businesses and other assets	—	22,380	720	—	23,100

Net cash provided by (used for) investing activities	—	13,170	(920)	—	12,250

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(1,950)	(420)	—	(2,370)
Proceeds from borrowings on revolving credit facilities	—	674,780	3,150	—	677,930
Repayments of borrowings on revolving credit facilities	—	(683,300)	(7,440)	—	(690,740)
Retirement of senior subordinated notes	(43,850)	—	—	—	(43,850)
Intercompany transfers (to) from subsidiaries	58,170	(39,180)	(18,990)	—	—

Net cash provided by (used for) financing activities	14,320	(49,650)	(23,700)	—	(59,030)

Cash and Cash Equivalents:
Increase for the period	—	16,880	3,980	—	20,860
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$17,220	$7,550	$—	$24,770

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

        Key Factors and Risks Affecting our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for the Company's products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods across all of our reportable segments except Packaging. We have experienced generally higher levels of economic activity during the first three quarters of 2010, which is one of the significant factors helping to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. We expect that, although we have benefited from the economic recovery in the first three quarters of 2010, revenue and earnings may continue to trend below historical levels until the continuing uncertainty in the world economies stabilizes.

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

        The demand for some of our products, particularly in the Cequent segment, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of the general economic downturn, including an uncertain credit market and interest rate environment and rising energy costs, among other things. While we have experienced sales increases in certain of our Cequent businesses in 2010 as compared to 2009 given the improved economic conditions, we expect the current end market conditions in the Cequent segment may remain unstable until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby increasing consumer discretionary spending.

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

        In the fourth quarter of 2008, in response to the deteriorating recent economic conditions, we announced and accelerated our Profit Improvement Plan, which included further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of our current market environment and to maintain or improve operating margins. We implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we also implemented pricing initiatives in place to recover inflationary cost increases and we are continuing actions to leverage our businesses' strong brand names. During 2009, the Company realized savings of approximately $32 million resulting from the actions taken as a part of the Profit Improvement Plan. These implemented actions were a significant driver of maintaining our gross profit margin in 2009 despite a 20% reduction in sales as compared to 2008, and have helped to facilitate further margin expansion, particularly in the first half of 2010, given our lower cost structure and higher sales levels.

        The most significant element of our Profit Improvement Plan implemented during the first nine months of 2009 was the restructuring of our legacy towing, trailering and electrical businesses within our Cequent reportable segment into one business, rationalizing facilities and the management team. This restructuring plan included the announcement and start of the closure process of the Mosinee, WI manufacturing facility, which ceased operations in the fourth quarter of 2009. We incurred approximately $2.1 million and $7.6 million of costs in the three and nine months ended September 30, 2009, respectively, associated with this initiative.

        There were no significant charges recorded in the first nine months of 2010 related to further implementation of our Profit Improvement Plan initiatives.

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

        The following is a reconciliation of our net income to Adjusted EBITDA and cash flows provided by operating activities for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Net income	$12,720	$5,830	$39,580	$11,140
Income tax expense	7,450	3,420	23,580	6,650
Interest expense	12,680	10,930	40,200	35,050
Debt extinguishment costs	—	150	—	1,140
Depreciation and amortization	9,220	10,580	28,270	33,410

Adjusted EBITDA, total company	$42,070	$30,910	$131,630	$87,390
Interest paid	(5,710)	(3,630)	(27,710)	(25,460)
Taxes paid	(2,990)	(2,420)	(6,260)	(6,730)
(Gain) loss on dispositions of property and equipment	230	(20)	(9,080)	(180)
Gain on bargain purchase	—	—	(410)	—
Gain on extinguishment of debt	—	(1,330)	—	(29,390)
Receivables sales and securitization, net	(50)	(9,740)	4,340	(15,690)
Net change in working capital	(3,370)	21,700	(30,910)	57,700

Cash flows provided by operating activities	$30,180	$35,470	$61,600	$67,640

        The following table details certain items relating to our consolidation, restructuring and integration efforts that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA from continuing operations, but that we would consider in evaluating the quality of our Adjusted EBITDA from continuing operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Severance and business unit restructuring costs(a)	$—	$2,290	$—	$9,510
Gross gain on extinguishment of debt(b)	—	(1,330)	—	(29,390)

	$—	$960	$—	$(19,880)

(a)
Principally employee severance costs associated with business unit restructuring and other cost reduction activities.

(b)
Gains recognized in connection with the extinguishment of our senior subordinated notes due 2012, excluding debt extinguishment costs.

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our five current reportable segments for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$44,490	17.9%	$39,730	19.6%
Energy	47,440	19.1%	36,000	17.7%
Aerospace & Defense	19,170	7.7%	16,060	7.9%
Engineered Components	24,950	10.1%	15,100	7.4%
Cequent	111,830	45.1%	96,080	47.3%

Total	$247,880	100.0%	$202,970	100.0%

Gross Profit:
Packaging	$18,250	41.0%	$14,330	36.1%
Energy	12,330	26.0%	9,270	25.8%
Aerospace & Defense	6,750	35.2%	7,190	44.8%
Engineered Components	5,070	20.3%	2,550	16.9%
Cequent	32,090	28.7%	24,860	25.9%

Total	$74,490	30.1%	$58,200	28.7%

Selling, General and Administrative:
Packaging	$5,010	11.3%	$5,150	13.0%
Energy	7,420	15.6%	6,010	16.7%
Aerospace & Defense	1,390	7.3%	2,000	12.5%
Engineered Components	2,270	9.1%	1,540	10.2%
Cequent	18,660	16.7%	17,830	18.6%
Corporate expenses	6,510	N/A	4,540	N/A

Total	$41,260	16.6%	$37,070	18.3%

Operating Profit:
Packaging	$13,140	29.5%	$9,160	23.1%
Energy	4,910	10.3%	3,200	8.9%
Aerospace & Defense	5,350	27.9%	5,190	32.3%
Engineered Components	2,690	10.8%	920	6.1%
Cequent	13,430	12.0%	7,220	7.5%
Corporate expenses	(6,510)	N/A	(4,540)	N/A

Total	$33,010	13.3%	$21,150	10.4%

Adjusted EBITDA:
Packaging	$16,010	36.0%	$12,540	31.6%
Energy	5,620	11.8%	3,950	11.0%
Aerospace & Defense	5,770	30.1%	5,760	35.9%
Engineered Components	3,760	15.1%	1,640	10.9%
Cequent	17,320	15.5%	12,200	12.7%
Corporate expenses	(6,450)	N/A	(3,520)	N/A

Subtotal from continuing operations	42,030	17.0%	32,570	16.0%

Discontinued operations	40	N/A	(1,660)	N/A

Total company	$42,070	17.0%	$30,910	15.2%

        The following table summarizes financial information for our five current reportable segments for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales:
Packaging	$133,610	18.6%	$106,130	17.3%
Energy	135,080	18.8%	111,260	18.2%
Aerospace & Defense	53,470	7.4%	56,530	9.2%
Engineered Components	67,180	9.3%	48,570	7.9%
Cequent	330,660	45.9%	290,070	47.4%

Total	$720,000	100.0%	$612,560	100.0%

Gross Profit:
Packaging	$54,050	40.5%	$37,680	35.5%
Energy	35,370	26.2%	27,330	24.6%
Aerospace & Defense	20,030	37.5%	24,870	44.0%
Engineered Components	14,470	21.5%	6,300	13.0%
Cequent	91,940	27.8%	58,660	20.2%

Total	$215,860	30.0%	$154,840	25.3%

Selling, General and Administrative:
Packaging	$14,880	11.1%	$14,490	13.7%
Energy	19,880	14.7%	17,880	16.1%
Aerospace & Defense	7,000	13.1%	6,450	11.4%
Engineered Components	5,920	8.8%	4,550	9.4%
Cequent	54,260	16.4%	52,070	18.0%
Corporate expenses	18,390	N/A	16,800	N/A

Total	$120,330	16.7%	$112,240	18.3%

Operating Profit:
Packaging	$38,480	28.8%	$23,390	22.0%
Energy	15,440	11.4%	9,380	8.4%
Aerospace & Defense	13,020	24.4%	18,410	32.6%
Engineered Components	8,430	12.5%	1,640	3.4%
Cequent	37,600	11.4%	6,760	2.3%
Corporate expenses	(18,390)	N/A	(16,800)	N/A

Total	$94,580	13.1%	$42,780	7.0%

Adjusted EBITDA:
Packaging	$47,350	35.4%	$32,760	30.9%
Energy	17,540	13.0%	11,730	10.5%
Aerospace & Defense	14,780	27.6%	20,180	35.7%
Engineered Components	11,410	17.0%	3,900	8.0%
Cequent	49,290	14.9%	21,700	7.5%
Corporate (expenses) income	(18,390)	N/A	11,360	N/A

Subtotal from continuing operations	121,980	16.9%	101,630	16.6%

Discontinued operations	9,650	N/A	(14,240)	N/A

Total company	$131,630	18.3%	$87,390	14.3%

Results of Operations

        The principal factors impacting us during the three months ended September 30, 2010 compared with the three months ended September 30, 2009, were:

  •
  the upturn in economic conditions in the third quarter of 2010 as compared to the global economic recession in the third quarter of 2009, contributing to increased net sales in all of our reportable segments;

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Packaging and Cequent segments; and

  •
  gains on extinguishment of debt in the third quarter of 2009 resulting from the repurchase of our 9 7/8% senior subordinated notes at prices below their face value.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

        Overall, net sales increased approximately $44.9 million, or approximately 22.1%, to $247.9 million for the three months ended September 30, 2010, as compared with $203.0 million in the three months ended September 30, 2009. During the third quarter of 2010, net sales increased in each of our five reportable segments, generally due to higher sales volumes resulting from the upturn in economic conditions as compared to the global economic recession we experienced in the third quarter of 2009. In addition, net sales were favorably impacted by approximately $0.3 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currency, primarily in Australia, which more than offset weakness of the Euro relative to the U.S. dollar.

        Gross profit margin (gross profit as a percentage of sales) approximated 30.1% and 28.7% for the three months ended September 30, 2010 and 2009, respectively. The increase in profit margin is attributed primarily to operating leverage associated with the higher sales levels as well as the savings resulting from our lower fixed cost structure and alternate sourcing initiatives implemented in connection with our Profit Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 13.3% and 10.4% for the three months ended September 30, 2010 and 2009, respectively. Operating profit increased approximately $11.9 million, or 56.1%, to $33.0 million for the three months ended September 30, 2010, from $21.1 million for the three months ended September 30, 2009, primarily as a result of higher sales volumes and savings realized in connection with our Profit Improvement Plan, which were partially offset by increased selling, general and administrative expenses in support of our increased sales levels and growth initiatives.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 17.0% and 16.0% for the three months ended September 30, 2010 and 2009, respectively. Adjusted EBITDA increased approximately $9.5 million, or 29.0%, to $42.0 million for the three months ended September 30, 2010, from $32.5 million for the three months ended September 30, 2009. After consideration of the $1.3 million gross gain on extinguishment of debt in the third quarter of 2009 that did not recur in 2010, $0.5 million of greater gains on transactions denominated in foreign currencies in the three months ended September 30, 2009 than the three months ended September 30, 2010, $0.4 million of costs incurred in connection with our receivables facility and receivables sales in the third quarter of 2009 that were included in other, net while the $0.2 million of costs incurred in the third quarter of 2010 in connection with the receivables facility are included in interest expense and a decrease in year-over-year depreciation expense of approximately $1.0 million, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales increased approximately $4.8 million, or 12.0%, to $44.5 million in the three months ended September 30, 2010, as compared to $39.7 million in the three months ended September 30, 2009. Overall, sales of our specialty dispensing products and new product introductions increased by approximately $1.0 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, due primarily to increased sales into pharmaceuticals and the food industries. These increases were partially offset by lower sales into the personal care market in the third quarter of 2010 compared to the third quarter of 2009, where demand was very high due to the swine flu pandemic in the second half of 2009. Sales of our industrial closures, rings and levers increased by approximately $4.9 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily as a result of the continued moderate general economic recovery. Sales decreased by approximately $1.1 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

        Packaging's gross profit increased approximately $3.9 million to $18.2 million, or 41.0% of sales, in the three months ended September 30, 2010, as compared to $14.3 million, or 36.1% of sales, in the three months ended September 30, 2009. Of the increase in gross profit, approximately $2.1 million relates to the increase in sales volumes between years, which was partially offset by unfavorable currency exchange, which decreased gross profit by approximately $0.4 million. The remaining $2.2 million increase in gross profit is a result of the Profit Improvement Plan initiatives implemented in 2009 and through September 30, 2010, which includes productivity projects for alternative sourcing of certain production materials and improved internal processing, driving throughput and efficiency.

        Packaging's selling, general and administrative expenses decreased approximately $0.1 million to $5.0 million, or 11.3% of sales, in the three months ended September 30, 2010, as compared to $5.1 million, or 13.0% of sales, in the three months ended September 30, 2009, as this segment was able to generate additional sales without requirements for additional selling, general and administrative spending.

        Packaging's operating profit increased approximately $4.0 million to $13.1 million, or 29.5% of sales, in the three months ended September 30, 2010, as compared to $9.1 million, or 23.1% of sales, in three months ended September 30, 2009. The increase in operating profit between years is primarily attributed to increased sales volume and implemented projects associated with our Profit Improvement Plan and ongoing productivity initiatives, which were partially offset by unfavorable currency exchange.

        Packaging's Adjusted EBITDA increased approximately $3.5 million to $16.0 million, or 36.0% of sales, in the three months ended September 30, 2010, as compared to $12.5 million, or 31.6% of sales, in the three months ended September 30, 2009, consistent with the change in operating profit between years after consideration of $0.2 million less depreciation expense in the three months ended September 30, 2010 than the three months ended September 30, 2009 and $0.2 million of gains on transactions denominated in foreign currencies in the three months ended September 30, 2009 as compared to $0.1 million of losses on transactions denominated in foreign currencies in the three months ended September 30, 2010.

        Energy.    Net sales for the three months ended September 30, 2010 increased approximately $11.4 million, or 31.8%, to $47.4 million, as compared to $36.0 million in the three months ended September 30, 2009. Sales of specialty gaskets and related fastening hardware increased approximately $3.7 million. Of this increase, approximately $0.5 million relates to sales generated by our new Salt Lake City, UT and Rotterdam, the Netherlands, branch facilities. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and hardware. Sales within our engine business increased by approximately $7.7 million. Sales of our engine and engine parts increased approximately $6.5 million due to increased drilling activity as compared with the third quarter of 2009, which was a historically low sales period based on low drilling activity and deferring completion of previously drilled wells. Sales of our gas compression and processing and meter run equipment increased by approximately $1.2 million as we continue to introduce new products to add to our well-site content.

        Gross profit within Energy increased approximately $3.1 million to $12.3 million, or 26.0% of sales, in the three months ended September 30, 2010, as compared to $9.2 million, or 25.8% of sales, in the three months ended September 30, 2009. Gross profit increased approximately $2.9 million as a result of the increase in sales levels between years. Partially offsetting the increase in gross profit was $0.4 million increased freight and labor costs in our specialty gasket business associated with shortages in certain sourced-products which required incremental domestic production to meet demand. The remaining increase in gross profit of approximately $0.6 million is primarily attributable to higher margins earned resulting from our management actions in 2009 to lower our fixed cost structure and improve production efficiencies, primarily in our engine business, and increased material margins resulting from successful negotiations with our overseas vendors to reduce the purchase price of certain commodities and inbound freight rates.

        Selling, general and administrative expenses within Energy increased approximately $1.4 million to $7.4 million, or 15.6% of sales, in the three months ended September 30, 2010, as compared to $6.0 million, or 16.7% of sales, in the three months ended September 30, 2009, as selling, general and administrative expenses increased slightly in support of our growth initiatives in both businesses in this segment. However, selling, general and administrative expenses decreased as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Overall, operating profit within Energy increased approximately $1.7 million to $4.9 million, or 10.3% of sales, in the three months ended September 30, 2010, as compared to $3.2 million, or 8.9% of sales, in the three months ended September 30, 2009, due principally to the leverage gained by higher sales volumes, higher margins earned due to the lower cost structure, further productivity efficiencies and increased material margins due to successful negotiation with suppliers, which were partially offset by slightly higher selling, general and administrative expenses in support of our growth initiatives and costs incurred during the third quarter of 2010 in our specialty gasket business due to increased higher-cost domestic production to meet customer demand.

        Energy's Adjusted EBITDA increased $1.7 million to $5.6 million, or 11.8% of sales, in the three months ended September 30, 2010, as compared to $3.9 million, or 11.0% of sales, in the three months ended September 30, 2009, consistent with the increase in operating profit between years.

        Aerospace & Defense.    Net sales for the three months ended September 30, 2010 increased approximately $3.1 million, or 19.4%, to $19.2 million, as compared to $16.1 million in the three months ended September 30, 2009. Sales in our aerospace business increased approximately $0.2 million, as demand from our distribution customers increased compared to third quarter 2009 levels. Over the past year, distribution customers have been lowering their on-hand inventory levels due to the uncertain economic environment, but now appear to have reset their inventory positions and have begun reorder activity. Sales in our defense business increased approximately $2.9 million, as an increase in revenue primarily associated with managing the relocation and closure of the defense facility of approximately $5.0 million more than offset decreases in revenue of $1.9 million of new product sales in the third quarter of 2009 that did not recur and $0.2 million lower maintenance activities in the third quarter of 2010 as compared to the third quarter of 2009.

        Gross profit within Aerospace & Defense decreased approximately $0.4 million to $6.8 million, or 35.2% of sales, in the three months ended September 30, 2010, from $7.2 million, or 44.8% of sales, in the three months ended September 30, 2009. The increase in sales levels between years resulted in approximately $1.4 million in gross profit. This increase in gross profit was more than offset by an unfavorable product sales mix in both the aerospace and defense businesses and due to unfavorable absorption of fixed costs in the aerospace business.

        Selling, general and administrative expenses decreased approximately $0.6 million to $1.4 million, or 7.3% of sales, in the three months ended September 30, 2010, as compared to $2.0 million, or 12.5% of sales, in the three months ended September 30, 2009, primarily due to a reduction in estimated attorney and legal fee costs within our defense business.

        Operating profit within Aerospace & Defense increased approximately $0.2 million to $5.4 million, or 27.9% of sales, in the three months ended September 30, 2010, as compared to $5.2 million, or 32.3% of sales, in the three months ended September 30, 2009, as increased sales levels and lower attorney and legal fee costs in our defense business slightly more than offset an unfavorable product sales mix in both businesses and unfavorable absorption of fixed costs in the aerospace business.

        Aerospace & Defense's Adjusted EBITDA remained flat at $5.8 million, or 30.1% of sales, in the three months ended September 30, 2010, as compared to $5.8 million, or 35.9% of sales, in the three months ended September 30, 2009, consistent with the increase in operating profit between years after consideration of $0.2 million lower depreciation expense in the third quarter of 2010 than the third quarter of 2009.

        Engineered Components.    Net sales for the three months ended September 30, 2010 increased approximately $9.9 million, or 65.2%, to $25.0 million, as compared to $15.1 million in the three months ended September 30, 2009. Sales within our specialty fittings business increased by approximately $2.1 million, as our new product offerings for automotive fuel systems increased by approximately $0.9 million and sales of our core tube nut products increased by approximately $1.2 million as a result of the recent economic upturn. Sales in our precision tool cutting businesses increased by approximately $1.2 million, primarily as a result of the upturn in the domestic economy, market share gains in our countersink product line and the introduction of new metric tools. Sales in our industrial cylinder business increased by approximately $6.6 million, with $4.6 million of the increase as a result of the acquisition of the former Taylor-Wharton assets completed in the second quarter of 2010, and the remainder of the increase due to general improvement in the industrial markets.

        Gross profit within Engineered Components increased approximately $2.5 million to $5.1 million, or 20.3% of sales, in the three months ended September 30, 2010, from $2.6 million, or 16.9% of sales, in the three months ended September 30, 2009, as all of the businesses in this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $1.7 million as a result of the increase in sales levels between years. The remainder of the increase year-over-year in gross profit is a result of the cost reduction and internal productivity efforts implemented in 2009 in response to the economic slowdown, which the Company is now benefitting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, Engineered Components experienced higher costs in the third quarter of 2009 due to the impact of lower absorption of fixed costs resulting from lower production and/or sales levels and our industrial cylinder business' sale of higher-cost inventory in excess of their ability to secure price increases.

        Selling, general and administrative expenses increased approximately $0.8 million to $2.3 million, or 9.1% of sales, in the three months ended September 30, 2010, as compared to $1.5 million, or 10.2% of sales, in the three months ended September 30, 2009, primarily as a result of increased sales and promotional spending in support of our sales growth projects and due to a full-run-rate of selling, general and administrative expenses resulting from the operation of the Huntsville, AL location acquired from Taylor-Wharton in June 2010.

        Operating profit within Engineered Components increased $1.8 million to approximately $2.7 million, or 10.8% of sales, in the three months ended September 30, 2010, as compared to operating profit of $0.9 million, or 6.1% of sales, in the three months ended September 30, 2009, primarily due to higher sales levels, the benefit of cost reductions and productivity initiatives implemented in 2009 and improved absorption and production efficiencies realized, which were partially offset by higher selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA increased $2.1 million to $3.7 million, or 15.1% of sales, in the three months ended September 30, 2010, as compared to $1.6 million, or 10.9% of sales, in the three months ended September 30, 2009, consistent with the increase in operating profit between years after consideration of $0.3 million higher depreciation expense in the third quarter of 2010 compared to the third quarter of 2009.

        Cequent.    Net sales increased approximately $15.7 million to $111.8 million in the three months ended September 30, 2010, as compared to $96.1 million in the three months ended September 30, 2009. Net sales were favorably impacted by approximately $1.4 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) increased by $9.7 million, due to demand increases in significantly all of the markets that this business serves, resulting from the upturn in the domestic economy, with the largest impact with our automotive original equipment customers. In addition, our performance products business benefitted in the third quarter of 2010 from new product introductions in both our original equipment manufacturer and aftermarket businesses and market share gains in our aftermarket business. Sales in our retail business increased $5.2 million, due to the continued impact of new customers added during 2009, in addition to increased demand from our customers resulting from the general economic recovery. After considering the impact of currency exchange, sales in our Australia/Asia Pacific business decreased approximately $0.5 million, primarily due to the impact of government stimulus and pipeline fill orders for new sales programs in 2009 that did not recur in 2010, partially offset by continued higher original equipment manufacturer and aftermarket sales due to continued high consumer confidence and demand levels in the region, and continued market share gains.

        Cequent's gross profit increased approximately $7.2 million to $32.1 million, or 28.7% of sales, in the three months ended September 30, 2010, from approximately $24.9 million, or 25.9% of sales, in the three months ended September 30, 2009. Of this increase, approximately $3.7 million is due to the increased sales volumes between periods and $0.4 million is due to favorable currency exchange. The primary reason for the increase in gross profit relates to our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize the business and its fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement Plan was the closure of the Mosinee, WI manufacturing facility, which was completed in the fourth quarter of 2009. Cequent incurred approximately $1.7 million of costs impacting gross profit in the third quarter of 2009 to implement these actions, for which the benefit was realized in the third quarter of 2010, with no significant additional implementation costs incurred in 2010. These actions allowed for margin expansion in 2010 as Cequent was able to run at higher production levels to meet the increased consumer demand without additional significant fixed costs.

        Selling, general and administrative expenses increased approximately $0.8 million to $18.7 million, or 16.7% of sales, in the three months ended September 30, 2010, as compared to $17.9 million, or 18.6% of sales, in the three months ended September 30, 2009, primarily as a result of new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in the third quarter of 2010. However, selling, general and administrative expenses decreased as a percentage of sales due to our fixed cost reductions implemented throughout 2009.

        Cequent's operating profit increased approximately $6.2 million to approximately $13.4 million, or 12.0% of sales, in the three months ended September 30, 2010 as compared to $7.2 million, or 7.5% of net sales, in the three months ended September 30, 2009. The increase in operating profit is due primarily to the cost reductions, alternate sourcing arrangements and productivity initiatives that have been implemented as part of the Profit Improvement Plan, for which savings are being realized in the third quarter of 2010, approximately $2.1 million of costs incurred in the third quarter of 2009 to implement such actions that did not recur in 2010, which were partially offset by increased selling, general and administrative expenses in support of the higher revenue levels and our sales growth initiatives.

        Cequent's Adjusted EBITDA increased approximately $5.1 million to $17.3 million, or 15.5% of sales, for the three months ended September 30, 2010, from $12.2 million, or 12.7% of sales, for the three months ended September 30, 2009. After consideration of approximately $1.0 million of lower depreciation expense in the three months ended September 30, 2010 compared with the three months ended September 30, 2009, due primarily to the closure of the Mosinee, WI facility, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended September 30,
	2010	2009
	(in millions)
Corporate operating expenses	$3.0	$2.0
Employee costs and related benefits	3.5	2.5

Corporate expenses—operating profit	$6.5	$4.5
Receivables sales and securitization expenses	—	0.4
Gain on extinguishment of debt	—	(1.3)
Other, net	—	(0.1)

Corporate expenses (income)—Adjusted EBITDA	$6.5	$3.5

        Corporate expenses included in operating profit increased approximately $2.0 million to $6.5 million for the three months ended September 30, 2010, from $4.5 million for the three months ended September 30, 2009. The increase in corporate operating expenses between years is primarily attributed to the impact of lease termination costs for a former operating facility of approximately $0.6 million and approximately $0.3 million in increased travel costs in support of our non-U.S growth initiatives in the third quarter of 2010 as compared to the third quarter of 2009. The increase in employee costs and related benefits is attributed to short and long-term incentive equity and cash compensation expense in the third quarter of 2010 as compared to the third quarter of 2009. Receivables sales and securitization expenses decreased by approximately $0.4 million for the three months ended September 30, 2010 compared with the three months ended September 30, 2009, as new accounting guidance effective in the first quarter of 2010 requires that we account for the facility similar to our credit facility debt, where amounts outstanding under the facility are classified on the balance sheet as debt and costs incurred under the facility are classified as interest expense on the statement of operations. In addition, during the third quarter of 2009, we retired approximately $10.0 million face value of our senior subordinated notes, resulting in a net gain of approximately $1.2 million after considering non-cash debt extinguishment costs of $0.1 million.

        Interest Expense.    Interest expense increased approximately $1.8 million, to $12.6 million, for the three months ended September 30, 2010, as compared to $10.8 million for the three months ended September 30, 2009. The increase is primarily attributable to an increase in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 5.6% during the third quarter of 2010, from approximately 3.8% during the third quarter of 2009, and $0.2 million of aggregate costs incurred under the receivables facility as of September 30, 2010, previously recorded in other expense, net. These increases were partially offset by a decrease in our weighted-average variable-rate U.S. borrowings to approximately $263.8 million in the three months ended September 30, 2010 from approximately $309.4 million in the three months ended September 30, 2009. In addition, we recorded approximately $0.3 million of lower interest expense due to the decrease in our weighted average face value of our senior subordinated notes outstanding of approximately $256.3 million during the third quarter of 2009 as compared to the weighted average face value of our senior secured notes of approximately $250.0 million during the third quarter of 2010.

        Other Expense, Net.    Other expense, remained constant at $0.2 million for each of the three month periods ended September 30, 2010 and 2009. In the third quarter of 2009, we recognized approximately $0.5 million in gains on transactions denominated in foreign currencies, offset by $0.4 million of expenses in connection with the use of our receivables facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended September 30, 2010 and 2009.

        Income Taxes.    The effective income tax rate for both of the three month periods ended September 30, 2010 and 2009 was 37%. The Company's mix of earnings between domestic and foreign was comparable in both periods, resulting in a similar tax rate.

        Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. We had minimial activity in discontinued operations during the three months ended September 30, 2010, as compared to loss from discontinued operations, net of income tax benefit, of $1.3 million for the three months ended September 30, 2009. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine months Ended September 30, 2010 Compared with Nine months Ended September 30, 2009

        Overall, net sales increased approximately $107.4 million, or approximately 17.5%, to $720.0 million for the nine months ended September 30, 2010, as compared with $612.6 million in the nine months ended September 30, 2009. During the first nine months of 2010, net sales increased in each of our five reportable segments except Aerospace & Defense, generally due to higher sales volumes resulting from the upturn in economic conditions as compared to the global economic recession we experienced in the first nine months of 2009 and due to the introduction of new products. In addition, net sales were favorably impacted by approximately $9.3 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia.

        Gross profit margin (gross profit as a percentage of sales) approximated 30.0% and 25.3% for the nine months ended September 30, 2010 and 2009, respectively. The increase in profit margin is attributed primarily to operating leverage associated with the higher sales levels and reduced cost structure and the realization of savings resulting from our cost reduction and alternate sourcing initiatives implemented in connection with our Profit Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and Cequent segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 13.1% and 7.0% for the nine months ended September 30, 2010 and 2009, respectively. Operating profit increased approximately $51.8 million, or 121.1%, to $94.6 million for the nine months ended September 30, 2010, from $42.8 million for the nine months ended September 30, 2009, primarily as a result of higher sales volumes, higher gross profits resulting from savings realized in connection with our Profit Improvement Plan and our ongoing productivity initiatives, which were partially offset by increased selling, general and administrative expenses in support of our increased sales levels and growth initiatives.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.9% and 16.6% for the nine months ended September 30, 2010 and 2009, respectively. Adjusted EBITDA increased approximately $20.4 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. After consideration of the $29.4 million gross gain on extinguishment of debt in the first nine months of 2009 that did not recur in 2010, the $0.4 million gain on bargain purchase in the second quarter of 2010 on the Norris Cylinder asset acquisition, $0.9 million of losses on transactions denominated in foreign currencies in the nine months ended September 30, 2010 as compared to $0.3 million of gains associated with transactions deoniminated in foreign currencies in the nine months ended September 30, 2009, $1.3 million of costs incurred in connection with our receivables facility in the first nine months of 2009 that were included in other, net while the $0.8 million of costs incurred in the first nine months of 2010 in connection with the facility are included in interest expense and a decrease in year-over-year depreciation expense of approximately $2.7 million, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        See below for a discussion of operating results by segment.

        Packaging.    Net sales increased approximately $27.5 million, or 25.9%, to $133.6 million in the nine months ended September 30, 2010, as compared to $106.1 million in the nine months ended September 30, 2009. Sales of our specialty dispensing products and new product introductions increased by approximately $12.1 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $15.9 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily as a result of the continued moderate general economic recovery. In addition, sales decreased by approximately $0.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

        Packaging's gross profit increased approximately $16.4 million to $54.1 million, or 40.5% of sales, in the nine months ended September 30, 2010, as compared to $37.7 million, or 35.5% of sales, in the nine months ended September 30, 2009. Of the increase in gross profit, approximately $9.7 million relates to the increase in sales volumes between years. The remaining $6.7 million increase in gross profit is a result of the Profit Improvement Plan initiatives implemented in 2009 and through September 30, 2010, which includes productivity projects for alternative sourcing of certain production materials and improved internal processing, driving throughput and efficiency.

        Packaging's selling, general and administrative expenses increased approximately $0.4 million to $14.9 million, or 11.1% of sales, in the nine months ended September 30, 2010, as compared to $14.5 million, or 13.7% of sales, in the nine months ended September 30, 2009. While the spending levels increased slightly in support of our growth initiatives, this segment was able to significantly reduce selling, general and administrative expenses as a percentage of sales due to its fixed cost reductions implemented throughout 2009 and into 2010.

        Packaging's operating profit increased approximately $15.1 million to $38.5 million, or 28.8% of sales, in the nine months ended September 30, 2010, as compared to $23.4 million, or 22.0% of sales, in nine months ended September 30, 2009. The increase in operating profit between years is primarily attributed to increased sales volumes and implemented projects associated with our Profit Improvement Plan and other productivity projects, which were partially offset by a slight increase in selling, general and administrative expenses.

        Packaging's Adjusted EBITDA increased approximately $14.6 million to $47.4 million, or 35.4% of sales, in the nine months ended September 30, 2010, as compared to $32.8 million, or 30.9% of sales, in the nine months ended September 30, 2009, consistent with the change in operating profit between years after consideration of $0.2 million less depreciation expense in the nine months ended September 30, 2010 than the nine months ended September 30, 2009 and $0.3 million greater losses on transactions denominated in foreign currencies in the three months ended September 30, 2010 than the three months ended September 30, 2010.

        Energy.    Net sales for the nine months ended September 30, 2010 increased approximately $23.8 million, or 21.4%, to $135.1 million, as compared to $111.3 million in the nine months ended September 30, 2009. Sales of specialty gaskets and related fastening hardware increased approximately $11.0 million. Of this increase, approximately $2.3 million relates to sales generated by our new Salt Lake City, UT and Rotterdam, the Netherlands, branch facilities. The remainder of the increase is primarily as a result of increased levels of turn-around activity at petrochemical refineries and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and hardware. Sales within our engine business increased by approximately $12.8 million. Sales of our engine and engine parts increased approximately $9.3 million due to increased drilling activity as compared to 2009 and expansion of engine sales into international markets. Sales of our gas compression and processing and meter run equipment increased by approximately $3.5 million as we continue to introduce new products to add to our well-site content.

        Gross profit within Energy increased approximately $7.9 million to $35.4 million, or 26.2% of sales, in the nine months ended September 30, 2010, as compared to $27.3 million, or 24.6% of sales, in the nine months ended September 30, 2009. Gross profit increased approximately $5.8 million as a result of the increase in sales levels between years. The remaining increase in gross profit is primarily attributable to higher margins earned resulting from our management actions in 2009 to lower our fixed cost structure and improve production efficiencies, primarily in our engine business, and increased material margins resulting from successful negotiations with our overseas vendors to reduce the purchase price of certain commodities and inbound freight rates.

        Selling, general and administrative expenses within Energy increased approximately $2.0 million to $19.9 million, or 14.7% of sales, in the nine months ended September 30, 2010, as compared to $17.9 million, or 16.1% of sales, in the nine months ended September 30, 2009 as selling, general and administrative expenses increased in support of our growth initiatives in both businesses in this segment. However, selling, general and administrative expenses decreased as a percentage of sales due to its fixed cost reductions implemented throughout 2009.

        Overall, operating profit within Energy increased approximately $6.0 million to $15.4 million, or 11.4% of sales, in the nine months ended September 30, 2010, as compared to $9.4 million, or 8.4% of sales, in the nine months ended September 30, 2009, due principally to the leverage gained by higher sales volumes, higher margins earned due to the lower cost structure, further productivity efficiencies and increased material margins due to successful negotiation with suppliers, which were partially offset by higher selling, general and administrative expenses in support of our growth initiatives.

        Energy's Adjusted EBITDA increased $5.8 million to $17.5 million, or 13.0% of sales, in the nine months ended September 30, 2010, as compared to $11.7 million, or 10.5% of sales, in the nine months ended September 30, 2009, consistent with the increase in operating profit between years after consideration of approximately $0.1 million of losses on transactions denominated in foreign currencies in the nine months ended September 30, 2010 as compared to $0.1 million of gains on transactions denominated in foreign currencies in the nine months ended September 30, 2009.

        Aerospace & Defense.    Net sales for the nine months ended September 30, 2010 decreased approximately $3.0 million, or 5.4%, to $53.5 million, as compared to $56.5 million in the nine months ended September 30, 2009. Sales in our aerospace business decreased approximately $7.3 million, primarily due continued lower demand from distribution customers as they sold-off their existing inventory during the first half of 2010. In addition, we had a launch order for new products, primarily titanium screws, of approximately $4.4 million during the nine months ended September 30, 2009 that did not recur in 2010. Sales in our defense business increased approximately $4.3 million, as an increase in revenue primarily associated with managing the relocation and closure of the defense facility of approximately $10.6 million more than offset the fact that we did not sell any cartridge cases and provided less related maintenance in the first nine months of 2010 due to the relocation of the defense facility, as compared to approximately $4.4 million of cartridge case sales with related maintenance activity in the first nine months of 2009, and $1.9 million lower new product sales in the nine months ended September 30, 2010 than the nine months ended September 30, 2009.

        Gross profit within Aerospace & Defense decreased approximately $4.8 million to $20.0 million, or 37.5% of sales, in the nine months ended September 30, 2010, from $24.8 million, or 44.0% of sales, in the nine months ended September 30, 2009. Of this decrease, approximately $1.3 million is due to the decline in sales levels between years. The remainder of the decline in gross profit is due to an unfavorable product sales mix in both businesses and unfavorable absorption of fixed costs in our aerospace business resulting from the decline in sales volumes.

        Selling, general and administrative expenses increased approximately $0.6 million to $7.0 million, or 13.1% of sales, in the nine months ended September 30, 2010, as compared to $6.4 million, or 11.4% of sales, in the nine months ended September 30, 2009 due primarily to increased attorney and legal fee costs within our defense business.

        Operating profit within Aerospace & Defense decreased approximately $5.4 million to $13.0 million, or 24.4% of sales, in the nine months ended September 30, 2010, as compared to $18.4 million, or 32.6% of sales, in the nine months ended September 30, 2009, primarily due to lower sales volumes, an unfavorable product sales mix, unfavorable absorption of fixed costs in our aerospace business and higher selling, general and administrative expenses in our defense business due to attorney and legal fees.

        Aerospace & Defense's Adjusted EBITDA decreased approximately $5.4 million to $14.8 million, or 27.6% of sales, in the nine months ended September 30, 2010, as compared to $20.2 million, or 35.7% of sales, in the nine months ended September 30, 2009, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales for the nine months ended September 30, 2010 increased approximately $18.6 million, or 38.3%, to $67.2 million, as compared to $48.6 million in the nine months ended September 30, 2009. Sales within our specialty fittings business increased by approximately $8.3 million, as our new product offerings for automotive fuel systems increased by approximately $4.2 million and sales of our core tube nut products increased by approximately $4.1 million as a result of the recent economic upturn. Sales in our precision tool cutting businesses increased by approximately $3.4 million, primarily as a result of the upturn in the domestic economy and market share gains in our countersink product line. Sales in our industrial cylinder business increased by approximately $6.9 million, with $6.0 million of the increase as a result of the asset acquisition in the second quarter of 2010. In addition, the industrial cylinder business recognized sales of approximately $1.7 million related to new product introductions for cellular phone tower and breathing air applications. These increases in sales were partially offset by lower orders by certain significant customers during the first six months of 2010 as compared to the same period in 2009 due to higher inventory levels, and lower overall order activity, as the recent upturn in the economy did not begin to manifest itself in additional sales in this business until the second and third quarters of 2010.

        Gross profit within Engineered Components increased approximately $8.2 million to $14.5 million, or 21.5% of sales, in the nine months ended September 30, 2010, from $6.3 million, or 13.0% of sales, in the nine months ended September 30, 2009, as all of the businesses in this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $2.4 million as a result of the increase in sales levels between years. The majority of the increase year-over-year in gross profit is a result of the cost reduction and internal productivity efforts implemented in 2009 and early 2010 in response to the economic slowdown, which the Company is now benefitting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, Engineered Components experienced higher costs in the first nine months of 2009 due to the impact of lower absorption of fixed costs resulting from lower production and/or sales levels in all six businesses and our industrial cylinder business' sale of higher-cost inventory in excess of their ability to secure price increases.

        Selling, general and administrative expenses increased approximately $1.4 million to $5.9 million, or 8.8% of sales, in the nine months ended September 30, 2010, as compared to $4.5 million, or 9.4% of sales, in the nine months ended September 30, 2009, primarily as a result of increased sales and promotional spending in support of our sales growth projects, the addition of the Huntsville, AL location in June 2010 following its acquisition from Taylor-Wharton and due to legal and diligence fees and expenses associated with this acquisition. However, despite the increase in expenses, this segment was able to reduce selling, general and administrative expenses as a percentage of sales, primarily due to cost reduction efforts implemented in 2009.

        Operating profit within Engineered Components increased $6.8 million to approximately $8.4 million, or 12.5% of sales, in the nine months ended September 30, 2010, as compared to operating profit of $1.6 million, or 3.4% of sales, in the nine months ended September 30, 2009, primarily due to higher sales levels, the benefit of cost reductions and productivity initiatives implemented in 2009 and improved absorption and production efficiencies realized, which were partially offset by higher selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA increased $7.5 million to $11.4 million, or 17.0% of sales, in the nine months ended September 30, 2010, as compared to $3.9 million, or 8.0% of sales, in the nine months ended September 30, 2009, consistent with the increase in operating profit between years after consideration of the $0.4 million bargain purchase gain recognized in the second quarter of 2010 on Norris Cylinder's asset acquisition and $0.3 million of increased depreciation expense in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

        Cequent.    Net sales increased approximately $40.6 million to $330.7 million in the nine months ended September 30, 2010, as compared to $290.1 million in the nine months ended September 30, 2009. Net sales were favorably impacted by approximately $9.2 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales within our performance products business (includes the legacy towing, trailering and electrical businesses) increased by $23.0 million, due to demand increases, primarily impacting the third quarter of 2010, in significantly all of the markets that this business serves, resulting from the upturn in the domestic economy, with the largest impact with our automotive original equipment customers. In addition, our performance products business benefitted in the first nine months of 2010 from new product introductions in both our original equipment manufacturer and aftermarket businesses and market share gains in our aftermarket business. Sales in our retail business increased $2.5 million, due to the continued impact of new customers added during 2009, in addition to increased demand from our customers resulting from the general economic recovery. After considering the impact of currency exchange, sales in our Australia/Asia Pacific business increased approximately $5.9 million, due primarily to continued higher original equipment manufacturer and aftermarket sales resulting from continued consumer confidence following new government stimulus incentives announced during the third quarter of 2009, and further market share gains.

        Cequent's gross profit increased approximately $33.3 million to $91.9 million, or 27.8% of sales, in the nine months ended September 30, 2010, from approximately $58.6 million, or 20.2% of sales, in the nine months ended September 30, 2009. Of this increase, approximately $5.5 million is due to the increased sales volumes between periods and $2.8 million is due to favorable currency exchange. The primary reason for the increase is our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize the business and the fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement Plan was the closure of the Mosinee, WI manufacturing facility, which was completed in the fourth quarter of 2009. Cequent incurred approximately $4.7 million of costs impacting gross profit in the first nine months of 2009 to implement these actions, for which the benefit was realized with no significant additional implementation costs incurred in 2010. These actions allowed for margin expansion in 2010 as Cequent was able to run at higher production levels to meet the increased consumer demand without additional significant fixed costs.

        Selling, general and administrative expenses increased approximately $2.2 million to $54.3 million, or 16.4% of sales, in the nine months ended September 30, 2010, as compared to $52.1 million, or 18.0% of sales, in the nine months ended September 30, 2009. Cequent incurred approximately $2.8 million of costs incurred associated with implementing the Profit Improvement Plan in the first nine months of 2009, primarily related to severance charges recorded in connection with the announcement of the closure of the Mosinee, WI facility. The remaining increase of $5.0 million in selling, general and administrative expenses, after consideration of the 2009 Profit Improvement Plan incremental charges, primarily resulted from new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in 2010 as compared to 2009.

        Cequent's operating profit increased approximately $30.8 million to approximately $37.6 million, or 11.4% of sales, in the nine months ended September 30, 2010, as compared to $6.8 million, or 2.3% of net sales, in the nine months ended September 30, 2009. The increase in operating profit is due primarily to the cost reductions, alternate sourcing arrangements and productivity initiatives that were implemented as part of the Profit Improvement Plan during 2009, approximately $7.6 million of costs incurred in the first nine months of 2009 to implement such actions for which savings are being realized in the first nine months of 2010 and operating margin expansion resulting from higher sales and production levels with little additional fixed costs.

        Cequent's Adjusted EBITDA increased approximately $27.6 million to $49.3 million, or 14.9% of sales, for the nine months ended September 30, 2010, from $21.7 million, or 7.5% of sales, for the nine months ended September 30, 2009. After consideration of approximately $2.7 million of lower depreciation expense in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, due primarily to the closure of the Mosinee, WI facility, and $0.3 million of losses on transactions denominated in foreign currencies in the nine months ended September 30, 2010 as compared to $0.4 million of gains on transactions denominated in foreign currencies in the nine months ended September 30, 2009, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

        Corporate Expenses (Income).    Corporate expenses (income) included in operating profit and Adjusted EBITDA consist of the following:

	Nine months ended September 30,
	2010	2009
	(in millions)
Corporate operating expenses	$7.8	$7.4
Employee costs and related benefits	10.6	9.4

Corporate expenses—operating profit	$18.4	$16.8
Receivables sales and securitization expenses	—	1.6
Gain on repurchase of bonds	—	(29.4)
Depreciation	(0.1)	(0.1)
Other, net	0.1	(0.3)

Corporate expenses (income)—Adjusted EBITDA	$18.4	$(11.4)

        Corporate expenses included in operating profit increased approximately $1.6 million to $18.4 million for the nine months ended September 30, 2010, from $16.8 million for the nine months ended September 30, 2009. The increase in corporate operating expenses between years is primarily attributed to the impact of lease termination costs for a former operating facility of approximately $0.6 million and approximately $0.5 million in increased travel costs in the first nine months of 2010 compared to the first nine months of 2009. These increases were partially offset by lower professional fees year-over-year, as we incurred significant legal and tax fees associated with the establishment of our European Holding Company structure during 2009 that did not recur in 2010. The increase in employee costs and related benefits is attributed to short and long-term incentive equity and cash compensation expense in the first nine months of 2010 as compared to the first nine months of 2009, partially offset by a charge of approximately $2.9 million associated with the termination of our former chief executive officer recorded in the first nine months of 2009. Receivables sales and securitization expenses decreased by approximately $1.6 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009, as new accounting guidance effective in the first quarter of 2010 requires that we account for the facility similar to our credit facility debt, where amounts outstanding under the facility are classified on the balance sheet as debt and costs incurred under the facility are classified as interest expense on the statement of operations. In addition, during the nine months ended 2009, we retired approximately $73.2 million face value of our senior subordinated notes, resulting in a net gain of approximately $28.3 million after considering non-cash debt extinguishment costs of $1.1 million.

        Interest Expense.    Interest expense increased approximately $5.3 million, to $39.8 million, for the nine months ended September 30, 2010, as compared to $34.5 million for the nine months ended September 30, 2009. The increase is primarily attributable to an unfavorable change in the fair value of our interest rate swaps of $1.5 million during the first nine months of 2010, $0.8 million of aggregate costs incurred under the receivables facility as of September 30, 2010, previously recorded in other expense, net and an increase in our effective weighted-average interest rate on variable rate U.S. borrowings to approximately 5.6% during the nine months ended September 30, 2010, from approximately 3.9% during the nine months ended September 30, 2009. These increases were partially offset by a decrease in our weighted-average U.S. borrowings to approximately $271.0 million in the nine months ended September 30, 2010 from approximately $315.7 million in the nine months ended September 30, 2009. In addition, we recorded approximately $2.7 million of lower interest expense due to the decrease in our weighted average face value of our senior subordinated notes outstanding of approximately $281.9 million during the first nine months of 2009 as compared to the weighted average face value of our senior secured notes of approximately $250.0 million during the first nine months of 2010.

        Other Expense, Net.    Other expense, net decreased approximately $0.4 million, to $1.3 million for the nine months ended September 30, 2010, as compared to $1.7 million for the nine months ended September 30, 2009. During the first nine months of 2010, we incurred approximately $0.9 million of losses on transactions denominated in foreign currencies. During the first nine months of 2009, we recognized approximately $0.3 million in gains on transactions denominated in foreign currencies and incurred $1.6 million of expenses in connection with the use and renewal of our receivables facility. There were no other individually significant amounts incurred or changes in amounts incurred in either of the nine month periods ended September 30, 2010 and 2009.

        Income Taxes.    The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 37% and 38%, respectively. During the first nine months of 2010, we incurred a tax charge of approximately $1.3 million related to the impact of certain U.S. tax legislation that expired in the first quarter of 2010. This tax charge was offset by a lower overall effective tax rate. The lower overall effective tax rate is due to the Company's foreign income, which is subject to a lower tax rate, increasing as a percentage of the Company's total income.

        Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax expense, was $5.9 million for the nine months ended September 30, 2010, as compared to loss from discontinued operations, net of income tax benefit, of $10.5 million for the nine months ended September 30, 2009. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

  Liquidity and Capital Resources

  Cash Flows

        Cash provided by operating activities for the nine months ended September 30, 2010 was approximately $61.6 million, as compared to $67.6 million for the nine months ended September 30, 2009. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  For the nine months ended September 30, 2010, the Company generated $78.6 million of cash, based on the reported net income from operations of $39.6 million and after considering the effects of non-cash items related to gains/losses on dispositions of property and equipment, bargain purchase gains, depreciation and amortization, changes in deferred taxes and stock compensation. For the nine months ended September 30, 2009, the Company generated $23.6 million in cash flows based on the reported net income from operations of $11.1 million and after considering the effects of non-cash impacts related to gains/losses on dispositions of property and equipment, depreciation, amortization, debt extinguishments and stock compensation.

  •
  For the nine months ended September 30, 2010, activity related to receivables sales resulted in net proceeds of approximately $4.3 million. For the nine months ended September 30, 2009, activity related to the sale of receivables and use of our receivables facility resulted in a net cash use of approximately $15.7 million, as we reduced amounts outstanding under the facility relative to December 31, 2008. During the first nine months of 2009, we relied primarily on our revolving credit facility as the principal source of funding our working capital requirements and ordinary course needs, as it was our lowest cost source of borrowings.

  •
  Increases in accounts receivable resulted in a use of cash of approximately $35.7 million for the nine months ended September 30, 2010, while decreases in accounts receivable resulted in proceeds of cash of approximately $24.6 million for the nine months ended September 30, 2009. The increase in accounts receivable is due primarily to the increase in year-over-year sales. Accounts receivable as of September 30, 2010 and 2009, as a percentage of sales, and our days sales outstanding in receivables were consistent for each of the nine month periods ended September 30, 2010 and 2009.

  •
  For the nine months ended September 30, 2010 we used approximately $3.2 million of cash relative to our investment in inventory. For the nine months ended September 30, 2009, we reduced our investment in inventory, which resulted in a cash source of approximately $51.7 million. Consistent with our management focus to improve inventory turns and to better align inventory levels with end market demand, our inventory levels as a percentage sales have decreased year-over-year as we have not needed to make a significant investment in additional inventory in 2010 despite the 17.5% increase in sales year-over-year through nine months.

  •
  For the nine months ended September 30, 2010, accounts payable and accrued liabilities resulted in a net source of cash of approximately $19.3 million, as compared to a net use of cash of $18.4 million for the nine months ended September 30, 2009. The increase in accounts payable and accrued liabilities is primarily a result of increased production levels in the first nine months of 2010 as compared to the first nine months of 2009. The increase was partially offset by our improved inventory management, as we continue to optimize inventory levels with changes in end market demand.

  •
  Prepaid expenses and other assets resulted in a use of cash of approximately $1.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, the change resulted in a source of cash of approximately $1.9 million. Although there was a slight increase in prepaid expense levels in 2010, we continued our initiatives to reduce the relative level of investment in manufacturing supplies, spare parts and tooling assets where possible.

        Net cash used for investing activities for the nine months ended September 30, 2010 was approximately $9.1 million, as compared to net cash provided by investing activities of $12.3 million for the nine months ended September 30, 2009. During the first nine months of 2010, we paid approximately $12.8 million for business acquisitions, primarily for the asset acquisition within our Norris Cylinder business in June 2010, and incurred approximately $11.1 million in capital expenditures. The cash used for the asset purchases was partially offset by cash received from the sale of our property management line of business, our medical device line of business and other asset dispositions of approximately $14.7 million. During the first nine months of 2009, we generated approximately $23.1 million of cash from business and asset dispositions, primarily as a result of the sale of our specialty laminates, jacketings and insulation tapes line of business. We also incurred approximately $10.9 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities for the nine months ended September 30, 2010 was approximately $15.4 million, as compared to cash used of approximately $59.0 million for the nine months ended September 30, 2009. During the first nine months of 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $13.8 million based on our strong operating cash flows. During the first nine months of 2009, we used approximately $43.8 million of available cash to retire $73.2 million face value of our previous 9 7/8% senior subordinated notes via open market purchases. In addition, we decreased amounts outstanding on our revolving credit facilities during the first nine months of 2009 by approximately $12.8 million.

  Our Debt and Other Commitments

        During the fourth quarter of 2009, we amended and restated our credit facilities. Prior to the amendment and restatement, the credit facilities consisted of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility. Under the amended and restated credit facilities, the revolving credit facility was reduced to $83.0 million, while the supplemental revolving credit facility and term loan facility remained at $60.0 million and $252.2 million, respectively (collectively, the Amended and Restated Credit Agreement or "ARCA"). Under the ARCA, we extended the maturity of $70.0 million of our revolving credit facility until December 15, 2013, and the maturity of $226.3 million of our term loan until December 15, 2015. During the third quarter of 2010, we elected to reduce our supplemental revolving credit facility from $60.0 million to $40.0 million. The maturity date of $8.0 million of our revolving credit facility and the $40.0 million deposit-linked supplemental revolving credit facility remain at August 2, 2011, and the maturity date of $25.9 million of the term loan remains at August 2, 2013. At September 30, 2010, approximately $249.6 million was outstanding on the term loan and $0 was outstanding on the revolving credit facilities. Under the ARCA, up to $25.0 million of our revolving credit facility in the aggregate is available in 2010 to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the ARCA is 5.00 to 1.00 for July 1, 2010 to December 31, 2010, 4.75 to 1.00 for January 1, 2011 to June 30, 2011, 4.50 to 1.00 for July 1, 2011 to September 30, 2011, 4.25 to 1.00 for October 1, 2011 to September 30, 2012, 4.00 to 1.00 for October 1, 2012 to June 30, 2013 and 3.50 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 3.21 to 1.00 at September 30, 2010. Our permitted interest expense coverage ratio under the ARCA is 2.00 to 1.00 for July 1, 2010 to June 30, 2011, 2.25 to 1.00 for July 1, 2011 to June 30, 2012, 2.40 to 1.00 for July 1, 2012 to December 31, 2012, 2.50 to 1.00 for January 1, 2013 to September 30, 2013 and 2.75 to 1.00 for October 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.25 to 1.00 at September 30, 2010. At September 30, 2010, we were in compliance with our financial covenants.

        The following is a reconciliation of net income (loss), as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended September 30, 2010:

	Year Ended December 31, 2009	Less: Nine Months Ended September 30, 2009	Add: Nine Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
		(dollars in thousands)
Net income (loss), as reported	$(220)	$11,140	$39,580	$28,220
Bank stipulated adjustments:
Interest expense, net (as defined)	45,720	35,040	40,200	50,880
Income tax expense (benefit)(1)	(520)	6,650	23,580	16,410
Depreciation and amortization	43,940	33,410	28,270	38,800
Extraordinary non-cash charges(2)	3,270	—	—	3,270
Monitoring fees(3)	2,890	—	—	2,890
Interest equivalent costs(4)	1,530	1,220	—	310
Non-cash compensation expense(5)	1,370	340	1,050	2,080
Other non-cash expenses or losses	3,570	2,290	3,140	4,420
Non-recurring expenses or costs in connection with acquisition integration(6)	—	—	70	70
Non-recurring expenses or costs for cost savings projects(7)	10,940	5,420	—	5,520
Debt extinguishment costs(8)	11,400	1,140	—	10,260
Negative EBITDA from discontinued operations(9)	390	220	150	320
Permitted dispositions(10)	14,990	14,030	(9,790)	(8,830)
Permitted acquisitions(11)	(820)	(630)	1,030	840

Consolidated Bank EBITDA, as defined	$138,450	$110,270	$127,280	$155,460

	September 30, 2010
	(dollars in thousands)
Total long-term debt	$499,420
Aggregate funding under the receivables securitization facility	—

Total Consolidated Indebtedness, as defined	$499,420

Consolidated Bank EBITDA, as defined	$155,460

Actual leverage ratio	3.21	x

Covenant requirement	5.00	x

	Year Ended December 31, 2009	Less: Nine Months Ended September 30, 2009	Add: Nine Months Ended September 30, 2010	Twelve Months Ended September 30, 2010
	(dollars in thousands)
Interest expense, as reported	$45,720	$35,040	$40,200	$50,880
Bank stipulated adjustments:
Interest equivalent costs from receivables financing	1,530	1,220	—	310
Interest income	(310)	(210)	(350)	(450)
Non-cash amounts attributable to amortization of financing costs	(2,240)	(1,690)	(2,210)	(2,760)
Pro forma adjustment for acquisitions and dispositions	(360)	(270)	(90)	(180)

Total Consolidated Cash Interest Expense, as defined	$44,340	$34,090	$37,550	$47,800

	September 30, 2010
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$155,460
Total Consolidated Cash Interest Expense, as defined	47,800

Actual interest expense ratio	3.25	x

Covenant requirement	2.00	x

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

        In the United Kingdom, we are party to a revolving debt agreement with a bank in the amount of £1.0 million, At September 30, 2010, the balance outstanding under this agreement, which is secured by a letter of credit under our credit facilities, was approximately $0.3 million at an interest rate of 2.5%.

        In Australia, we are party to a debt agreement with a bank in the amount of $23.0 million Australian dollars which expires December 31, 2010. At September 30, 2010, the balance outstanding under this agreement was approximately $3.9 million at an interest rate of 6.8%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at September 30, 2010. In addition to the financial covenants there are other financial restrictions such as: restrictions on dividend payments, U.S. parent loan repayments, negative pledge and undertakings with respect to related entities.

        Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. As of September 30, 2010, we had no amounts funded under the facility with $52.4 million available but not utilized.

        At September 30, 2010, our available revolving credit capacity of $123.0 million under our credit facility was reduced by approximately $26.2 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit, we had $96.8 million of revolving credit capacity available, in addition to the aforementioned $52.4 million of available liquidity under our accounts receivable facility. After consideration of our leverage covenant, we had aggregate available funding under our revolving credit and accounts receivable facilities of $149.2 million at September 30, 2010.

        Our available revolving credit capacity under our credit facility, after consideration of approximately $26.2 million in letters of credit outstanding related thereto, is approximately $96.8 million, while our available liquidity under our accounts receivable securitization facility ranges from $32 million to $59 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our Cequent operating segment. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other operating segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our credit and securitization facilities are paid down. At the end of each quarter, we generally use cash on hand to pay down amounts outstanding under our revolving credit and accounts receivable facilities.

        Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $149.2 million at September 30, 2010, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

        We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") due in 2017 outstanding at September 30, 2010. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.

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

        Our exposure to interest rate risk results from variable rates under our credit facility. Borrowings under our credit facility bear interest at various rates, some of which are subject to a 2% LIBOR-floor.

        At September 30, 2010, 1-Month LIBOR approximated 0.26%. Based on our variable rate-based borrowings outstanding at September 30, 2010, and after consideration of the 2% LIBOR-floor applicable to $35.4 million of our supplemental revolving credit facility and $224.0 million of our term loan, a 1% increase in the per annum interest rate for borrowings under our U.S. and foreign credit facilities would increase our interest expense by approximately $0.3 million annually. The impact of a further decrease in LIBOR on our annual interest expense would not be material.

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

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On August 23, 2010, Moody's upgraded our credit ratings and assigned a rating of B3 to our senior secured notes, assigned a rating of B2 to our corporate family rating, assigned a rating of Ba3 to our senior secured credit facility, and affirmed our outlook as stable. On August 11, 2010, Standard & Poor's upgraded our outlook to stable and affirmed our credit facilities, senior secured notes, and corporate credit ratings of BB, B-, and B+, respectively. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook

        We believe the actions completed in 2009 under our Profit Improvement Plan have positioned us for continued profitable future growth and have placed us in a better competitive position by enabling strategies focused on reduced cycle times and securing our position as best cost producer. Although we are now realizing the full-run-rate benefit of the cost reductions and other initiatives associated with this Plan, we continue to emphasize our continuous productivity initiatives and to grow revenue via new products, bolt-on acquisitions and expand our core products in non-U.S. markets, while continuing to reduce our indebtedness and increase our available liquidity.

        The combination of the savings realized from the actions taken under our Profit Improvement Plan, our ongoing productivity initiatives and the upturn in economic activity in the first nine months of 2010 has helped us to grow our earnings levels and significantly expand our earnings margins as compared to 2009. Although the expansion of our earnings margins may not be as dramatic on a year-over-year basis in the back half of 2010 as they were in the first half of 2010, as we now are experiencing the full-run-rate benefit of many of our prior year actions, we continue to actively identify and execute our strategies and have the capacity to service higher demand levels with our existing fixed cost structure, which should continue to grow our earnings levels and margins should the economy continue to strengthen. However, as there is still some degree of uncertainty in the markets that our businesses serve, there are a range of possible outcomes due to the uncertain financial markets environment, and we can offer no assurances that the economy will continue to improve.

Impact of New Accounting Standards

        As of September 30, 2010, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

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

        During the quarter ended September 30, 2010, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2009 Annual Report on Form 10-K.

Grants of Plan-Based Awards

        We note that due to a clerical error the grants of plan-based awards table as presented in our proxy statement distributed on April 5, 2010 misstated certain threshold, target and maximum future payouts under non-equity incentive plan awards for certain of our named executive officers. The impact of the updated threshold, target and maximum future payouts, if earned, is not significant individually or in aggregate compared to the results of our operations. See below for the adjusted table and related footnote disclosures for each of the Company's named executive officers based on their 2009 salaries:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Unit Awards ($)
							Closing Price on Grant Date ($/share)
Name	Grant Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David M. Wathen	Incentive Compensation Plan(1)		37,125	742,500	1,577,813
	Time Vested Stock Option(2)	1/13/2009				200,000	1.38	106,460
	Restricted Stock Unit(3)	N/A				125,000	—	—
	Performance Unit(4)	12/4/2009				79,840	5.20	415,200
	Performance Unit(5)	12/4/2009				26,620	5.20	138,400
A. Mark Zeffiro	Incentive Compensation Plan(1)		12,600	252,000	535,500
	Time Vested Stock Option(2)	3/9/2009				90,000	1.01	35,760
	Performance Unit(4)	12/4/2009				9,940	5.20	51,700
	Performance Unit(5)	12/4/2009				5,960	5.20	31,000
Thomas M. Benson	Incentive Compensation Plan(1)		7,500	150,000	300,000
	Time Vested Stock Option(2)	3/9/2009				37,500	1.01	14,900
	Performance Unit(4)	12/4/2009				10,170	5.20	52,900
	Performance Unit(5)	12/4/2009				6,110	5.20	31,800
Lynn A. Brooks	Incentive Compensation Plan(1)		13,550	271,000	542,000
	Time Vested Stock Option(2)	3/9/2009				72,500	1.01	28,810
	Performance Unit(4)	12/4/2009				18,060	5.20	93,900
	Performance Unit(5)	12/4/2009				10,840	5.20	56,400
Joshua A. Sherbin	Incentive Compensation Plan(1)		8,750	175,000	371,875
	Time Vested Stock Option(2)	3/9/2009				87,500	1.01	34,770
	Performance Unit(4)	12/4/2009				6,900	5.20	35,900
	Performance Unit(5)	12/4/2009				4,140	5.20	21,500
Grant H. Beard	Incentive Compensation Plan(1)		52,500	875,000	1,618,750
Edward L. Schwartz	Incentive Compensation Plan(1)		16,800	280,000	518,000

(1)
The amounts above in the Estimated Future Payouts under Non-Equity Incentive Plan Awards are based on awards pursuant to the Incentive Compensation Plan and the centerpoint of each NEO as of December 31, 2009. The threshold payout is based on the largest percentage payout of the smallest metric is the NEO's composite target bonus and the target award is a specified dollar figure for each NEO. The maximum estimated possible payout for each participant is equal to maximum attainment for each metric. Messrs. Beard and Schwartz resigned January 13, 2009 and March 4, 2009, respectively. The values shown for Messrs. Beard and Schwartz relate to the Company's previously titled bonus plan, the Annual Value Creation Plan. The values for Messrs. Beard and Schwartz are based on eligibility at 100% and 70%, respectively, of base salary.

(2)
The 2009 grants of time-based stock options to the named executive officers were made under the 2006 Long Term Equity Incentive Plan, except for Mr. Benson, which was made under the 2002 Long Term Equity Incentive Plan. All of the awards have restrictions that lapse as to one-third of the number of shares on each anniversary date of the grant.

(3)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant.

(4)
These performance unit grants were made under the 2006 Long Term Equity Incentive Plan for all named executive officers. These grants represent voluntary elections to convert a portion of their targeted cash Incentive Compensation Plan award into performance units, payable in restricted shares of common stock. The performance conditions were identical to those metrics in the Incentive Compensation Plan. Each NEO met these performance conditions in 2009. These awards vest on March 15, 2010.

(5)
These performance grants were made under the 2006 Long Term Equity Incentive Plan for all named executive officers. For those NEOs that elected to convert a percentage of their target cash incentive compensation plan award to performance units, the Company awarded the NEO an additional performance unit grant, subject to the same performance conditions as the converted performance units. Each NEO met these performance conditions in 2009. These awards vest on March 15, 2011.

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

  Evaluation of disclosure controls and procedures

        As of September 30, 2010, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2010, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

  Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Reserved.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

Exhibits Index:

3.1	(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	(l)	Third Amended and Restated By-laws of TriMas Corporation.
4.1	(a)
Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as Trustee, (including Form of Note as Exhibit).
4.2	(c)	Supplemental Indenture dated as of March 4, 2003.
4.3	(d)	Third Supplemental Indenture dated as of May 9, 2003.
4.4	(e)	Third Supplemental Indenture dated as of August 6, 2003.
4.5	(p)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6	(ad)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7	(ac)	Sixth Supplemental Indenture, dated as of December 29, 2009.
4.8	(ac)
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
10.19	(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.20	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21	(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23	(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24	(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A—Form of Sublease Agreement).
10.26	(f)	2003 Form of Stock Option Agreement.
10.27	(s)	2008 Annual Value Creation Program.
10.28	(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.29	(g)	Form of Indemnification Agreement.
10.30	(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.31	(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.32	(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.

10.33	(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.34	(k)	Third Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.35	(k)	Management Rights Agreement.
10.36	(aa)	Executive Severance / Change of Control Policy.
10.37	(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.38	(q)	Separation Agreement dated April 10, 2008.
10.39	(r)	Letter Agreement dated April 28, 2008.
10.40	(s)	Letter Agreement dated July 1, 2008.
10.41	(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.
10.42	(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.43	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of January 28, 2009.
10.44	(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.45	(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46	(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47	(v)	Separation Agreement dated as of January 13, 2009.
10.48	(y)	Separation Agreement dated as of March 5, 2009.
10.49	(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50	(y)	2009 TriMas Incentive Compensation Plan.
10.51	(af)	2010 TriMas Incentive Compensation Plan.
10.52	(aa)	Flexible Cash Allowance Policy.
10.53	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Additional Grant.
10.54	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 162(m) Conversion Grant.
10.55	(ad)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Conversion and Additional Grants.
10.56	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.57	(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.

10.58	(ae)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.59	(ah)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TriMas Corporation (Registrant)
Date: October 28, 2010	By:	/s/ A. MARK ZEFFIRO A. Mark Zeffiro Chief Financial Officer