Form 10-K
period 2010-12-31
TRIMAS CORP
filed 2011-02-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2010 was approximately $207.6 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the New York Stock Exchange. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.

         As of February 23, 2011, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,065,856 shares.

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

PART I

Item 1.    Business

        We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. Most of our businesses share important characteristics, including leading market shares, strong brand names, broad product offerings, established distribution networks, relatively high operating margins, relatively low capital investment requirements, product growth opportunities and strategic acquisition opportunities. We believe that a majority of our 2010 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories. In addition, we believe that in many of our businesses, we are one of only a few manufacturers in the geographic markets where we currently compete.

Our Reportable Segments

        Effective October 1, 2010, we realigned our reportable segments to be consistent with our current operating structure and strategic priorities. We previously reported under the following five segments: Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. As a result of this realignment, the Company has increased the number of reportable segments from five to six. The Company's Packaging and Aerospace & Defense reportable segments remain unchanged. However, the Company's Arrow Engine operating segment, previously within the Energy reportable segment, has been moved to the Engineered Components reportable segment. In addition, the previous Cequent reportable segment has been split into two reportable segments, with the Company's Cequent Performance Products and Cequent Consumer Products operating segments comprising the new Cequent North America reportable segment, and the Company's Cequent Asia Pacific operating segment becoming a separate reportable segment. Our reportable segments had net sales and operating profit for the year ended December 31, 2010 as follows: Packaging (net sales: $171.2 million; operating profit: $48.7 million), Energy (net sales: $129.1 million; operating profit: $14.7 million), Aerospace & Defense (net sales: $73.9 million; operating profit: $18.1 million), Engineered Components (net sales: $153.2 million; operating profit: $17.4 million), Cequent Asia Pacific (net sales: $76.0 million; operating profit: $12.1 million) and Cequent North America (net sales: $339.3 million; operating profit: $27.8 million).

        In addition to our reportable segments as presented, we have discontinued certain lines of businesses over the past three years as follows, the results of which are presented as discontinued operations for all periods presented in the financial statements attached hereto:

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

  •
  In the fourth quarter of 2007, we reached a decision to sell the N.I. Industries property management business within our Aerospace & Defense segment. The sale was completed in April 2010.

        Each reportable segment has distinctive products, distribution channels, strengths and strategies, which are described below.

Packaging

        We believe Packaging is a leading designer, manufacturer and distributor of specialty, highly-engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications. We believe that Packaging is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Packaging manufactures high-performance, value-added products that are designed to enhance its customers' ability to store, transport, process and dispense various products for the industrial, agricultural, consumer, food, personal care, pharmaceutical and medical markets. Packaging's products include steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems, such as pumps and specialty sprayers.

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

  •
  Rieke® Germany designs, manufactures and distributes products under our Stolz® brand. We believe that it is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

Competitive Strengths

        We believe Packaging benefits from the following competitive strengths:

  •
  Strong Product Innovation.  We believe that Packaging's research and development capability and new product focus is a competitive advantage. For 90 years, Packaging's product development programs have provided innovative and proprietary product solutions, such as the Visegrip® steel flange and plug closure, the Poly-Visegrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Packaging's emphasis upon highly-engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending. We believe that Packaging's innovative product solutions have enabled them to evolve their products to meet existing customers' needs, as well as attract new customers in a variety of end markets such as consumer, food, personal care, pharmaceutical and medical.

  •
  Customized Solutions that Enhance Customer Loyalty and Relationships.  A significant portion of Packaging's products are customized for end-users, as Packaging's products are often developed and engineered to address specific customer needs, providing real solutions for issues or problems. Packaging provides extensive in-house design and development technical staff to provide solutions to customer requirements for closures and dispensing applications. For example, the installation in customer drum and pail plants of customized, patent protected, Rieke®-designed insertion equipment and tools that are specially designed for use on Rieke® manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, we are able to support favorable pricing and generate a high degree of customer loyalty. Rieke® has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

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

Strategies

        We believe Packaging has significant opportunities to grow, including:

  •
  Product Innovation and New Applications.  Rieke® has focused its research and development capabilities on North American consumer applications requiring special packaging forms and stylized containers and dispenser systems requiring a high degree of functionality and engineering, as well as continuously evolving its industrial applications. In 2010, we launched the FLEXSPOUT IITM closure system used on five gallon pails for the paint, oil and chemical industries. We believe that this product's increased functionality, including an easy-to-use retractable pour spout, has enabled Rieke® to increase its market share. In 2009, we introduced the DuraTouch® product line of small pump sprayers used in multiple product applications. These pumps emit volumes from 100-700 mcl per stroke and are used in personal care, cosmetics and pharmaceutical markets. During 2008, we introduced two major new dispensing products into various markets: an airless dispensing system for dosing hygienic solutions such as lotions, creams and gels, and an airless high viscosity dispensing system ("HVDS").

  •
  Product Cross-Selling Opportunities.  Recently, Rieke® began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. We believe that, as compared with its competitors, Rieke® is able to offer a wider variety of products to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke® based on these broader product offerings.

  •
  Increased International Presence.  Packaging has increased its international manufacturing and sales presence, with advanced manufacturing capabilities in Southeast Asia, most notably China, as well as an increased sales presence in that region. We have also increased our sales coverage in Southern and Eastern Europe, as well as Latin America. By maintaining a presence in certain foreign locations, Rieke® hopes to continue to discover new markets and new applications in international markets and to capitalize on lower-cost production opportunities.

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

        To support its "pull-through" strategy, Rieke® offers more attractive pricing on products purchased directly from Rieke® and products where the container users or fillers specify Rieke®. Users or fillers that use or specify Rieke®'s products include industrial chemical, agricultural chemical, petroleum, paint, personal care, pharmaceutical and sanitary supply chemical companies such as BASF, Bayer, Dupont, General Electric, ICI Paints, Lucas Oil, Sherwin-Williams and PPG, among others.

        Packaging's primary end customers include Berger, Boots, Design Worx, Dupont, Ecolab, Method, Pepsi, Pharmacia, Sherwin-Williams, Schering-Plough and Starbucks, as well as supplying major container manufacturers around the world such as Berenfield, BWAY, Greif and North Coast Container. Packaging maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.

Competition

        Since Rieke® has a broad range of products in both closures and dispensing products, there are competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering.

        In both the NAFTA and European markets, we compete with Greif Closure Systems and Technocraft in the industrial steel closure product line. In the industrial plastic 55-gallon drum closure line, our primary competitor is Greif Closure Systems in both regions. In the 5-gallon container closure market, our primary competitors are Greif Closure Systems and Bericap. Our primary competitors in the ring and lever product line are Berger, Self Industries and Technocraft. Rieke®'s dispensing products compete with those of Calmar and Airspray.

Energy

        We believe Energy is a leading manufacturer and distributor of metallic and non metallic gaskets, as well as various types of stud bolts, industrial fasteners and specialty products for the petroleum refining, petrochemical, oil field and industrial markets. With operations principally in North America and newer locations in Europe and the Far East, Lamons® supplies gaskets and complementary fasteners to both industrial original equipment manufacturers and maintenance repair operations. Our companies and brands which comprise this segment include Lamons® and South Texas Bolt & Fitting ("STBF").

Competitive Strengths

        We believe Energy benefits from the following competitive strengths:

  •
  Established and Extensive Distribution Channels.  Our Lamons® business utilizes an established hub-and-spoke distribution system whereby our primary manufacturing facilities supplies product to our own branches and highly knowledgeable network of worldwide distributors and licensees, which are located in close proximity to our primary customers. This established network comprised of both Company-owned and third-party distributors allows us to add new customers in various locations or to increase distribution to existing customers with relatively small increases in incremental costs. Our experienced in-house sales support team works with our global network of distributors and licensees to create a strong market presence in all aspects of the oil, gas and petrochemical refining industries.

  •
  Comprehensive Product Offering.  Lamons® currently offers a full suite of gasket and bolt products to the petroleum refining, petrochemical, oil field and industrial markets. While many of the competitors manufacture and distribute either gaskets or bolts, supplying both provides Lamons® an advantage with customers who prefer to deal with fewer suppliers. Lamons'® ability to provide quick turn-around and customized solutions for its customers is a competitive strength.

  •
  Leading Market Positions and Strong Brand Names.  We believe Lamons® is one of the largest gasket and bolt suppliers to the global petroleum industry. We believe that Lamons® and South Texas

    Bolt & Fitting are known as quality brands and offer premium service to the industry. All Lamons® global facilities have the latest proprietary technology and equipment to be able to produce emergency gaskets and bolts locally to meet their customers' demands.

Strategies

        We believe Energy has opportunities to grow, while reducing its cost structure, including:

  •
  Expansion into New Geographies.  Energy has significant opportunities to grow its business by replicating its U.S branch strategy. Lamons® is presently targeting additional locations outside of the U.S. in close proximity of its global customers, and plans further penetration into Europe, Asia and North and South America. Opening locations within close proximity of its customers, increases Lamons® ability to provide better service and meet their quick turn-around needs. Lamons® has also opened additional branches in North America to better penetrate underserved markets.

  •
  Synergies Related to the South Texas Bolt & Fitting Acquisition.  Energy has significant opportunities to grow as a result of acquiring STBF during fourth quarter 2010. STBF is a diversified manufacturer and distributor of customized stud bolts, industrial fasteners and specialty products with advanced machining capabilities to produce custom bolts in various sizes and made-to-order configurations using specialty steels and other exotic materials. We believe that incorporating this business into Lamons® will allow us to leverage Lamons'® extensive sales and service center network to drive incremental revenue from the sale of specialty bolts to Lamons'® existing customers. We also believe we have opportunities to sell traditional Lamons'® products to STBF's current customer base.

  •
  Entry into New End Markets and Development of New Customers.  Energy has opportunities to grow its business by offering its current products to new customers and new markets. Lamons® is presently targeting additional industries such as original equipment manufacturers, pulp and paper, power plants and mining.

  •
  Pursuit of Lower-Cost Manufacturing and Sourcing Initiatives.  As Lamons® expands and develops, we believe that there will be further opportunities to reduce their cost structures through ongoing manufacturing, overhead and administrative productivity initiatives, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. In addition to Lamons'® core domestic manufacturing facility in Houston, Lamons® has its own advanced manufacturing facility and sourcing capability in China.

Marketing, Customers and Distribution

        Energy relies upon a combination of direct sales forces and established networks of independent distributors and licensees with familiarity of the end users. Gaskets and bolts are supplied directly to major customers through Lamons'® sales and service facilities in major regional markets, or through a large network of independent distributors/licensees. This sales and distribution network's close proximity to the customer makes it possible for Energy to respond to customer-specific engineered applications and provide a high degree of customer service. Lamons'® overseas sales are made either through our newer sales and service facilities in China, the Netherlands, or United Kingdom, Lamons'® licensees or through its many distributors. Significant Energy customers include Dow Chemical, ExxonMobil, McJunkin Redman, Valero, Lyondellbasell, Wilson and National Oilwell Varco.

Competition

        Energy's primary competitors include Flexitallic/Siem, Garlock (EnPro), Klinger and Lone Star. Most of Energy's competitors supply either gaskets or bolts. We believe that providing both gaskets and bolts, as well as our hub-and-spoke distribution model, gives Lamons® a competitive advantage with many customers. We believe that Lamons'® broader product portfolio and strong brand name enables Lamons® to maintain their market leadership position as one of the largest gasket and bolt suppliers to the global petroleum industry.

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

        Aerospace & Defense's brands include Monogram™ Aerospace Fasteners and NI Industries™ which are well established and recognized in their markets.

  •
  Monogram™ Aerospace Fasteners.  We believe Monogram™ Aerospace Fasteners ("Monogram™") is a leading manufacturer of permanent blind bolts, screws and temporary fasteners used in commercial, business and military aircraft construction and assembly. Certain of Monogram™'s products contain patent protection, with additional patents pending. We believe Monogram™ is a leader in the development of blind bolt fastener technology for the aerospace industry, specifically in high-strength, rotary-actuated blind bolts. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram™'s Composi-Lok®, Composi-Lok®II , Composi-Lok®III, Inconnel and Ti-OSI® blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well suited to take advantage of the increasing use of composite materials in aircraft construction.

  •
  NI Industries™.  NI Industries™ has utilized proprietary know-how to manufacture a variety of munitions components, including large caliber cartridge cases, for the U.S. government, as well as domestic and foreign prime contractors. We believe NI Industries™ is a leading manufacturer in its product markets, due to its unique technical capabilities in the entire metal-forming process from the acquisition of raw material to the design and fabrication of the final product. The Riverbank Army Ammunition Plant ("Riverbank") California facility of NI Industries™ was included on the 2005 Base Realignment and Closure ("BRAC"). NI Industries™ completed production at this facility in 2009 and is working with the U.S. government to relocate the manufacturing capability from Riverbank to the Rock Island Arsenal in Illinois. NI Industries™ may have the opportunity to operate the Rock Island facility once the relocation is complete, subject to the U.S. government's request and approval. To broaden its product portfolio, NI Industries™ is currently evaluating opportunities to manufacture additional highly-engineered products and is also assisting select TriMas entities in marketing their technical and manufacturing capabilities to military customers.

Strategies

        We believe the businesses within the Aerospace & Defense segment have significant opportunities to grow, based on the following:

  •
  Strong Product Innovation.  The Aerospace & Defense segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram™ has developed the next generation Composi-Lok® offering a flush break upon installation, and is testing an enlarged footprint version of the Composi-Lok® offering improved clamping force on composite structures. The company has developed the next generation of temporary fastener, which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram™'s customer base and is increasing our share of custom-engineered purchases. In addition, NI Industries™ has played an important role in the development of the 155mm cartridge case to support the ammunition requirements of the U.S. Navy's DDG-1000 destroyer.

  •
  Entry into New Markets and Development of New Customers.  The Aerospace & Defense segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In addition, Monogram™ is focused on expanding its geographic presence.

  •
  Expansion of Product Line Offerings.  Monogram™ is expanding its aerospace fastener product lines to include new bolts, screws and collars and is rapidly increasing its applications and content on planes. NI Industries™ continues to explore highly-engineered material applications for a variety of vehicle platforms to support the U.S. military's near-term and long-term objectives.

Marketing, Customers and Distribution

        Aerospace & Defenses' customers operate primarily in the aerospace and defense industries. Given the focused nature of many of our products, the Aerospace & Defense segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram™'s aerospace fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as technology, quality and service-oriented suppliers in their respective markets. Monogram™'s products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. During 2010, there was consolidation within the distribution segment of the aerospace hardware industry. While Monogram™ sells to both manufacturers and distributors, Monogram™ works directly with aircraft manufacturers to develop and test new products and improve existing products. This close working relationship is a necessity given the critical safety nature and regulatory environment of its customers' products. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Aerospace & Defenses' OEM and distribution customers include Airbus, Boeing, Peerless, Spirit, U.S. Army and Wesco.

Competition

        This segment's primary competitors include Cherry (PCC) and Fairchild Fasteners (Alcoa) in aerospace fasteners and Amtec Corporation, General Dynamics, Medico Industries and Poongsang in defense products. We believe that Monogram™ is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. We believe that NI Industries™ is a leader in metal munitions components with significant market share in the large caliber cartridge case product segment. Aerospace & Defenses' companies supply highly engineered, non-commodity, customer-specific products that principally have large shares of small markets supplied by a limited number of competitors.

Engineered Components

        We believe Engineered Components is a leading designer, manufacturer and distributor of a variety of natural gas engines and parts, compressors, gas production equipment and chemical pumps engineered for well sites for the oil and gas industry; high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases; specialty fittings for the automotive industry; precision cutting instruments for the medical industry; and specialty precision tools such as center drills, cutters, end mills and countersinks for the industrial metal-working market. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.

        Engineered Components' brands, including Arrow® Engine, Hi-Vol™ Products, Norris Cylinder™, KEO® Cutters, Richards Micro-Tool™ and Cutting Edge Technologies™ are well established and recognized in their respective markets.

  •
  Arrow® Engine.  We believe that Arrow® Engine is a market leading provider of specialty engines and engine replacement parts for use in oil and natural gas production and other industrial and commercial markets. Arrow® Engine distributes its products through a worldwide distribution network with a particularly strong presence in the U.S. and Canada. Arrow® Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main engine lines and offers a full range of replacement parts for an additional seven engine lines, which are widely used in the energy industry and other industrial applications. Arrow® Engine has recently developed a new line of products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow® Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. In the recent years, Arrow® Engine has expanded its product line to include compressors and compressor packaging, gas production equipment, meter runs and other electronic products.

  •
  Hi-Vol™ Products.  We believe Hi-Vol™ Products ("Hi-Vol™") is a market leading supplier of tube nuts and engineered precision machined components to the automotive and industrial markets of North America. Hi-Vol™ recently launched a line of fuel system components for a next generation gasoline direct injection engine. Hi-Vol™'s market leading position is attributable to its long standing reputation for quality and innovation in the area of inverted flare or tube nuts and cold-forming hollow or semi-hollow components.

  •
  Norris Cylinder™.  Norris Cylinder™ is a leading provider of a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris Cylinder™'s large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health-care markets. In addition, Norris Cylinder™ offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Norris Cylinder™ markets cylinders primarily to major domestic and international industrial gas producers and distributors, welding equipment distributors and buying groups, as well as equipment manufacturers.

  •
  Precision Tool Company™.  Precision Tool Company™ produces a variety of specialty precision tools such as combined drills and countersinks, NC spotting drills, key seat cutters, end mills and countersinks. Markets served by these products include the industrial, aerospace, automotive and medical equipment industries. We believe Precision Tool Company™'s KEO® brand is the market share leader in the industrial combined drill and countersink markets, while Richards Micro-Tool™ and Cutting Edge Technologies™ are leading suppliers of miniature end mills to the tool-making industry. Richards Micro-Tool™ has also been successful in supplying the growing medical device market with bone drills, cranial surgery tools and dental reamers.

Strategies

        We believe the businesses within the Engineered Components segment have significant opportunities to grow, based on the following:

  •
  Strong Product Innovation.  The Engineered Components segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Arrow® Engine continues to introduce new products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow® Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. The company has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market, as well as development of a natural gas compressor ("CNG") used for CNG filling stations. Norris Cylinder™ developed a process for manufacturing ISO cylinders capable of holding higher pressure gases, and has been awarded a United Nations certification for its ISO cylinders, making Norris the first manufacturer approved to distribute ISO cylinders internationally. Norris Cylinder™ also is creating new designs for use in Hydrogen Fuel Cell applications related to Clean Energy programs. Precision Tool Company™ is developing new products for use in the medical instrumentation market. In recent periods, Hi-Vol™ has had success expanding its product offerings, and has been awarded a contract to produce a line of cold formed and machined fuel system components.

  •
  Entry into New Markets and Development of New Customers.  Engineered Components has significant opportunities to grow its businesses by offering its products to new customers, markets and geographies. Norris Cylinder™'s 2010 acquisition of Taylor Wharton International's Huntsville, Alabama facility adds highly-engineered specialty cylinder products to its product portfolio. We believe this acquisition enables Norris Cylinder™ to expand its product portfolio to its existing customers, while bringing new customers to Norris Cylinder™. Norris Cylinder™ is also expanding international sales of its ISO cylinders to Europe, South Africa and South America, as well as pursuing new end markets such as cylinders for use at cell towers (hydrogen fuel cells), in mine safety (breathing air and rescue chambers) and in fire suppression. Arrow® Engine continues to expand its product portfolio to serve new customers utilizing compressed natural gas, as well as serving customers involved in shale drilling. Hi-Vol™ has continued to ramp up production on a contract with a tier two supplier for a line of fuel system components that represents a significant expansion from the traditional product line and customers served by this company. Hi-Vol™ is actively developing secondary opportunities in the fuel system component area. Precision Tool Company™ continues to expand its offerings and capabilities in the market for medical and dental equipment tools. Precision Tool Company™ is also pursuing the development of international sales channels for it's KEO® brand, with an emphasis on higher growth emerging markets.

Marketing, Customers and Distribution

        Engineered Components' customers operate in the oil and gas, industrial, commercial, automotive and medical equipment industries. Given the focused nature of many of our products, the Engineered Components segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Hi-Vol™'s automotive fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as quality and service-oriented suppliers in their respective markets. Hi-Vol™ sells its products to manufacturers in automotive markets. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service.

Engineered Components' OEM and aftermarket customers include Above & Beyond Compression, Airgas, Air Liquide, Air Products, Cooper-Standard Automotive, Desoto Gathering, Harvey Tool Company, Industrial Ignition, Kidde-Fenwel, Martinrea Industries, Millennium Industries, Medtronic, MSC Industrial and Praxair.

Competition

        Arrow® Engine tends to compete against lower horsepower multi-cylinder engines such as Cummins, Chevy and Ford industrial engines and electric motors. Additional Engineered Components' competitors include H&L (Chicago Rivet) and Nagano in tube nuts and fittings; Worthington, Beijing Tianhai Industry Co., Faber and Vitkovice Cylinders in cylinders; and M.A. Ford, Niagara, Whitney Tool and Magafor in precision tools. Engineered Components' companies supply highly engineered, non-commodity, customer-specific products and most have large shares of small markets supplied by a limited number of competitors.

Cequent Asia Pacific and Cequent North America

        We believe Cequent, which includes our Cequent Asia Pacific and Cequent North America reportable segments, is a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing and trailer products including vehicle specific wiring and hitch applications, heavy duty towing products, lighting, jacks, couplers and cargo management. These products, which are similar for both Cequent Asia Pacific and Cequent North America, were designed to support all original equipment manufacturers (OEM) and aftermarket customers within the automotive, recreational vehicle, agricultural, utility, military, marine and industrial vehicle and trailer markets. We believe that Cequent's brand names and product lines are among the most recognized and extensive in the industry.

        While Cequent Asia Pacific focuses it sales and manufacturing efforts in the Asia Pacific region of the world, Cequent North America is focused on North American markets. Cequent North America consists of two businesses: Cequent Performance Products ("CPP"), a leading manufacturer of aftermarket and OE towing and trailer products and accessories, and Cequent Consumer Products ("CCP"), a leading provider of towing, trailer, vehicle protection and cargo management solutions serving the end-user through the retail customer market.

        Cequent Asia Pacific and Cequent North America have positioned their product portfolios to create pricing options for entry-level through premium across all of our market channels. We believe that no other competitor features a comparable array of components and brand names.

        Our primary product categories are offered through a number of channels as described below:

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

  •
  The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, weight distribution systems, fifth wheel hitches, ball mounts, draw bars, gooseneck hitches, brake controls, wiring harnesses and T-connectors and are sold to independent installers and distributor channels for automotive, truck and recreational vehicles. Similar towing accessory products are sold through the retail and mass merchandising channel under the Reese® Towpower™ brand name.

  •
  The Highland, ROLA®, Reese® Carrypower and Reese® Outfitter brands anchor our presence in the cargo management category. Products include bike racks, roof cross bar systems, cargo carriers, luggage boxes, tie-downs and soft travel interior organizers which are sold through hitch installers, independent bike dealers, wholesale distributors, retail and mass merchandising channels.

  •
  The Pro Series™ and Tow Ready™ brands offer Cequent the ability to meet the need for entry-level towing products without reducing the value of our premium brands and their position within the market. The brands include products such as hitches, weight distribution systems, fifth wheel hitches, ball mounts, draw bars, cargo management, wiring harnesses and T-connectors. These products complement the premium brands in all the markets we serve.

Competitive Strengths

  •
  Diverse Product Portfolio of Strong Brand Names.  Cequent Asia Pacific and Cequent North America both benefit from a diverse range of product offerings and do not solely rely upon any single item. By offering a wide range of products, the Cequent businesses are able to provide a complete solution to satisfy their customers' towing and cargo management needs, as well as serve diverse channels through effective brand management. We believe that the various brands mentioned above are well-known in their respective product area and channel. In addition, we believe many of the products within Cequent Asia Pacific or Cequent North America have leading market positions.

  •
  Value Engineering.  Cequent Asia Pacific and Cequent North America have extensive engineering and performance capability, enabling these segments to continue their product innovation, improve product reliability and reduce manufacturing costs. The businesses within these segments conduct extensive testing of their products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer aided design and finite element analysis.

  •
  Established Distribution Channels. Cequent Asia Pacific and Cequent North America utilize several distribution channels for sales, including OEM trailer manufacturers, OEM vehicle manufacturers, wholesale distribution, dealers, installers, specialty retailers, internet resellers and mass merchants. The businesses are positioned to meet all delivery requirements specified by our diverse group of customers.

  •
  Flexibility in Supply.  As a result of significant restructuring activity completed over the last few years, most notably in Cequent North America, Cequent has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. In Cequent North America, we have the ability to produce low-volume, customized products in-house, quickly and efficiently at manufacturing facilities in both the U.S. and Mexico. We outsource high-volume production to lower cost supply partners in Southeast Asia. Extensive sourcing arrangements with suppliers in low-cost environments enable the flexibility to choose to manufacture or source products as end-market demand fluctuates. In Cequent Asia Pacific, we have manufacturing facilities in both Melbourne and Thailand.

Strategies

        We believe that Cequent has opportunities to grow, including the following:

  •
  Enhanced Towing Solutions.  As a result of its broad product portfolio, Cequent Asia Pacific and Cequent North America are well positioned to provide customers with solutions for trailering, towing and cargo management needs. Due to both segments' product breadth and depth, we believe the Cequent businesses can provide customers with compelling value propositions with superior features and convenience. In many instances, Cequent can offer more competitive pricing by providing complete sets of product rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide "one stop shopping" to customers.

  •
  Cross-Selling Products.  We believe that Cequent Asia Pacific and Cequent North America both have significant opportunities to further introduce products into new channels of distribution that traditionally concentrated in other products or product lines. Cequent Asia Pacific and North America have developed strategies to introduce its products into new channels, including the Asian automotive manufacturer "port of entry" market, the retail sporting goods market, the independent bike dealer, the ATV and motorcycle market, the military and within select international markets. More specifically, Cequent Asia Pacific is focused on selling the whole product range through all channels, leveraging strong U.S. brands to broaden the local product offering and expanding its business with Thailand-based automotive OEM's.

  •
  International Expansion.  Cequent Asia Pacific has a strong business presence in Australia with its Hayman-Reese™ brand which was further enhanced with the acquisition of Parkside Towbars in 2008, providing a greater penetration into Western Australia. In addition, we have introduced products into the local market in Thailand after launching our local plant there. Cequent North America is also evaluating sales opportunities outside of North America.

  •
  Strong Product Innovation.  Cequent North America has a history of successfully developing and launching new products. Newer introductions include F-2 aluminum jack and RV landing gear, brake controls (P3), custom harnesses, LED lighting and electrical accessories, a plug and play brake controller, and a heavy duty towing weight distribution with sway control unit. In addition, it is continually refreshing its existing retail products with new designs and features and innovative packaging and merchandising. Cequent Asia Pacific also continues to evolve its products and recently expanded its stainless steel product line.

Marketing, Customers and Distribution

        Cequent Asia Pacific and Cequent North America employ a dedicated sales force in each of the primary channels, including automotive aftermarket, automotive OEM, industrial, power sports, recreational vehicle installers, and retail including: mass merchants, auto specialty, marine specialty, hardware/home centers, and catalogs. The businesses rely upon strong historical relationships, significant brand heritage and its broad product offerings to bolster its towing, trailer and accessory product sales through the OEM channel and in various aftermarket segments. Cequent North America serves customers such as Ford, Keystone Automotive, Stag Parkway, Toyota and U-Haul, and is also well represented in mass merchant retailers like Wal-Mart, specialty retailers such as Tractor Supply, hardware home centers such as Home Depot and Lowe's, and specialty auto retailers including Advanced Auto Parts and AutoZone. Cequent Asia Pacific's customers include many automotive manufacturers and suppliers, including Toyota, Nissan and Mitsubishi.

Competition

        The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. Significant trailer competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. Significant electrical competitors include Hayes Brake Control Company, Hopkins Manufacturing, Peterson Industries, Grote, Optronics and Pollack. Significance towing competitors include Curt Manufacturing, Valley Towing Products, B&W, Buyers and Camco. The retail channel presents a different set of competitors that are typically not seen in our installer and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell, Smart Straps and Axius. In addition, competition in the cargo management product category primarily comes from Thule and Yakima.

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

        Steel is purchased primarily from steel mills and service centers with pricing contracts principally in the three to six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product. While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced, and we believe will continue to experience, volatility in the costs of these raw materials.

Employees and Labor Relations

        As of December 31, 2010, we employed approximately 3,900 people, of which approximately 28% were unionized and approximately 39% were located outside the U.S. We currently have collective bargaining agreements covering seven facilities worldwide for our continuing operations, five of which are in the U.S. Employee relations have generally been satisfactory. Due to the relocation of the NI Industries™ business from Riverbank, California to Rock Island, Illinois, we negotiated a closing agreement in February 2009 with the International Association of Machinists and Aeropsace Workers, Local 1528 (the "IAM") to extend the collective bargaining agreement to March 31, 2010, with an ability to extend the contract, if necessary, due to business conditions. There are currently no unionized employees employed with NI Industries at the Riverbank location. Due to the relocation, we elected not to extend the collective bargaining agreement with the IAM, therefore, the contract has expired.

Seasonality and Backlog

        There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent North America, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our business.

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

Intangibles and Other Assets

        Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $159.9 million at December 31, 2010, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

        Customer Relationships.    We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or focused market product offerings within each of our businesses. Useful lives assigned to customer relationship intangibles range from 5 to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of focused markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks including the threat of lower cost competitors and evolving technology.

        Trademarks and Trade Names.    Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland "The Pro's Brand"®, Fulton®, Wesbar®, Visu-Lok®, MonogramTM, Rieke®, ViseGrip®, FlexSpout®, Lamons® and Arrow®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.

        Technology.    We hold a number of U.S. and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies within all six of our reportable segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the transportation, industrial and commercial markets that we serve. Estimated useful lives for our technology intangibles range from one to thirty years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of twenty years in the U.S. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.

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

International Operations

        Approximately 17.6% of our net sales for the year ended December 31, 2010 were derived from sales by our subsidiaries located outside of the U.S., and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 21.4% of our operating net assets as of December 31, 2010 were located outside of the U.S. We operate manufacturing facilities in Australia, Thailand, Canada, China, the United Kingdom (U.K.), Italy, Germany, the Netherlands and Mexico. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, "Segment Information," to the audited financial statements included herein.

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

We have a history of net losses.

        While we generated net income of $45.3 million for the year ended December 31, 2010, we incurred net losses of $0.2 million and $136.2 million for the years ended December 31, 2009 and 2008, respectively. The loss in 2008 principally resulted from pre-tax, non-cash goodwill and indefinite-lived impairment charges of $166.6 million, included in continuing operations. The losses in 2009 and 2008 were also impacted by losses from discontinued operations of $13.0 million and $12.1 million, respectively. In addition, interest expense associated with our highly leveraged capital structure, non-cash expenses such as depreciation and amortization of intangible assets and other asset impairments also contributed to our net losses. We may experience net losses in the future.

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

        We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2010, we have approximately $494.7 million of outstanding debt and approximately $112.3 million of shareholders' equity. After consideration of our interest rate swap agreements, approximately 10% of our debt bears interest at variable rates. We may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2010 were approximately $47.7 million and, based on amounts outstanding as of December 31, 2010, a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $0.3 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

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

        At December 31, 2010, our goodwill and intangible assets were approximately $365.8 million and represented approximately 39.6% of our total assets. Our net loss of $136.2 million for the year ended December 31, 2008 included $166.6 million of pre-tax charges for impairment of goodwill and indefinite-lived intangible assets in continuing operations, and $0.9 million of such charges in discontinued operations. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill impairments. In addition, while the fair value of our remaining goodwill exceeds its carrying value, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in additional impairment losses. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

        We currently carry insurance and maintain reserves for potential product liability claims. However, our insurance coverage may be inadequate if such claims do arise and any liability not covered by insurance could have a material adverse effect on our business. Although we have been able to obtain insurance in amounts we believe to be appropriate to cover such liability to date, our insurance premiums may increase in the future as a consequence of conditions in the insurance business generally or our situation in particular. Any such increase could result in lower net income or cause the need to reduce our insurance coverage. In addition, a future claim may be brought against us that could have a material adverse effect on us. Any product liability claim may also include the imposition of punitive damages, the award of which, pursuant to certain state laws, may not be covered by insurance. Our product liability insurance policies have limits that, if exceeded, may result in material costs that could have an adverse effect on our future profitability. In addition, warranty claims are generally not covered by our product liability insurance. Further, any product liability or warranty issues may adversely affect our reputation as a manufacturer of high-quality, safe products, divert management's attention, and could have a material adverse effect on our business.

        In addition, the Lamons business within our Energy reportable segment is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 8,200 claims pending at December 31, 2010, 40 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 28 of the 40 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 9 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 3 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 30 of the 40 claims sought between $50,000 and $600,000, 7 sought between $1.0 million and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 28 of the 40 claims sought between $1.0 million and $2.5 million, 9 sought between $2.5 million and $5.0 million and 3 sought over $5.0 million. Total defense costs from January 1, 2010 to December 31, 2010 were approximately $2.9 million and total settlement costs (exclusive of defense costs) for all asbestos cases since inception have been approximately $5.8 million through December 31, 2009. To date, approximately 50% of our costs related to defense and settlement of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when our primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, we believe it is likely that there will to be a period within the next three years, prior to the commencement of coverage under this agreement and following exhaustion of our primary insurance coverage, during which we likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid. We also may incur significant litigation costs in defending these matters in the future. We may be required to incur additional defense costs and pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses.

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

        One of our principal growth strategies is to pursue strategic acquisition opportunities. Since our separation from Metaldyne in June 2002, we have completed fifteen acquisitions. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.

        We lease many of our manufacturing facilities and certain capital equipment. Our annualized rental expense in 2010 under these operating leases was approximately $15.4 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.

We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.

        As of December 31, 2010, approximately 28% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase.

        On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") regarding the duration of a neutrality agreement we have with the Union. The agreement commits us to remain generally neutral in Union organizing drives through the duration of the agreement. On August 17, 2009, the Union began an organizing drive under the terms of the neutrality agreement at our facility located in Houston, Texas, which is included in our Energy segment. Since the Union obtained a simple majority of authorization cards during the organizing drive, on November 4, 2009 we recognized the Union at this facility. The recognition requires us and the Union to negotiate a first collective bargaining agreement within 180 days from the date of recognition. Under the neutrality agreement, there is no threat of strike or work slowdown during the first collective bargaining agreement. On December 10, 2009, we received a notice of filing petition for union decertification at the Houston, Texas facility. A decertification vote administered by the National Labor Relations Board occurred on August 26, 2010, however, those ballots were impounded in light of the Union's previously field request for review. The matter is still pending with the National Labor Relations Board.

        On December 4, 2009, we received a notice of filing petition for union representation election filed by the International Association of Machinists and Aerospace workers with regard to our Engineered Components facility located in Plymouth, Massachusetts. On January 15, 2010, a vote was held according to the rules of the National Labor Relations Board. The union was unsuccessful in receiving the simple majority of the required votes; therefore, the Plymouth, Massachusetts facility remains union free.

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

        Approximately 17.6% of our net sales for the year ended December 31, 2010 were derived from sales by our subsidiaries located outside of the U.S. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the U.S., particularly sales to emerging markets, and manufacturing in non-US countries are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as anti-dumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.

Our stock price may be subject to significant volatility due to our own results or market trends.

        If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.

Heartland owns approximately 33.9% of our voting common equity.

        Heartland Industrial Partners ("Heartland") beneficially owns approximately 33.9% of our outstanding voting common equity. As a result, Heartland has the power to substantially influence all matters submitted to our stockholders, exercise significant influence over our decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders regardless of whether other stockholders believe that any such transactions are in their own best interests. For example, Heartland could cause us to make acquisitions that increase the amount of our indebtedness, sell revenue-generating assets or cause us to undergo a "going private" transaction with it or one of its affiliates based on its ownership without a legal requirement of unaffiliated shareholder approval. In addition, Heartland has the power to control the election of a majority of our directors. So long as Heartland continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree. In addition, this concentration of ownership may have the effect of preventing, discouraging or deterring a change of control. One of our directors is the Managing Member of Heartland's general partner. Heartland also has the right to require us to file a registration statement with the SEC for purposes of registering for sale to the public some or all of the common stock of ours that it owns. See "Certain Relationships and Related Party Transactions" within this Form 10-K for further information.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

Properties

        Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2011 through 2022 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens under our amended and restated credit facility and will be subject to several liens in favor of the notes. Our executive offices are located in Bloomfield Hills, Michigan under a lease through June 2015. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.

        The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal reportable segment utilizing such facilities as of December 31, 2010:

Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America
United States: Indiana: Auburn Hamilton(1) International: Germany: Neunkirchen France: Trappes Italy: Valmadrera, Lecco Mexico: Mexico City United Kingdom: Leicester China: Hangzhou(1)	United States: Texas: Houston(1) International: Canada: Sarnia, Ontario(1) China: Hangzhou(1) The Netherlands: Rotterdam(1)	United States: California: Commerce(1) Illinois: Rock Island(2)	United States: Massachusetts: Plymouth(1) Michigan: Warren(1) Livonia(1) Texas: Longview Alabama: Huntsville Oklahoma: Tulsa	International: Australia: Dandenong, Victoria Lyndhurst, Victoria(1) Perth, Western Australia(1) Thailand: Chon Buri(1)	United States: Indiana: Goshen(1) Huntington(1) South Bend(1) Michigan: Plymouth(1) Tekonsha(1) Ohio: Solon(1) International: Canada: Burlington, Ontario Mexico: Juarez(1) Reynosa(1)

(1)
Represents a leased facility. All such leases are operating leases.

(2)
Owned by the U.S. Government and operated by our NI IndustriesTM business under a facility maintenance contract.

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

Item 3.    Legal Proceedings

        See Note 15, "Commitments and Contingencies" included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.

Item 4.    Reserved

Supplementary Item. Executive Officers of the Company

        See Item 10, "Directors, Executive Officers and Corporate Governance" included in Part III, within this Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." Effective January 3, 2011, TriMas became eligible for inclusion in the NASDAQ Global Select Market. We were previously listed on the NASDAQ Global Market. As of February 23, 2011, there were 591 holders of record of our common stock.

        We did not pay dividends in 2010 or 2009. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. In addition, our credit facility and the indenture governing our outstanding senior subordinated notes restrict the payment of dividends on common stock. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this report.

        The high and low sales prices per share of our common stock by quarter, as reported on the New York Stock Exchange, through August 23, 2009, and as reported on the NASDAQ from August 24, 2009 through December 31, 2010, are shown below:

	Price range of common stock
	High Price	Low Price
Year Ended December 31, 2010:
4th Quarter	$22.63	$14.81
3rd Quarter	$14.99	$9.62
2nd Quarter	$12.55	$6.98
1st Quarter	$7.49	$5.76
Year Ended December 31, 2009:
4th Quarter	$7.49	$4.23
3rd Quarter	$5.37	$2.84
2nd Quarter	$4.28	$1.81
1st Quarter	$2.19	$0.97

        Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for securities authorized for issuance under equity compensation plans.

Performance Graph

        The following graph compares the cumulative total stockholder return from the date of our IPO through December 31, 2010 for TriMas' common stock, the Russell 2000 Index and peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested in each of TriMas' common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

(1)
Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., Kaydon Corporation, SPX Corporation and Teleflex, Inc.

Item 6.    Selected Financial Data

        The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2010. The financial data for each of the five years presented has been derived from our financial statements and notes to those financial statements, which have been audited by KPMG LLP. The following data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included elsewhere in this report.

	Year ended December 31,
	2010	2009	2008	2007	2006
	(dollars and shares in thousands, except per share data)
Statement of Operations Data:
Net sales	$942,650	$803,650	$1,013,820	$999,130	$948,340
Gross profit	280,350	208,820	263,370	272,500	255,800
Impairment of goodwill and indefinite-lived intangible assets	—	—	(166,610)	(171,210)	(116,500)
Operating profit (loss)	114,080	49,910	(69,340)	(95,250)	(18,800)
Income (loss) from continuing operations	41,900	12,730	(124,070)	(161,580)	(111,430)
Per Share Data:
Basic:
Continuing operations	$1.24	$0.38	$(3.71)	$(5.67)	$(5.51)
Weighted average shares	33,761	33,490	33,423	28,499	20,230
Diluted:
Continuing operations	$1.21	$0.37	$(3.71)	$(5.67)	$(5.51)
Weighted average shares	34,435	33,892	33,423	28,499	20,230

	Year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for) Operating activities	$94,960	$83,510	$31,170	$64,970	$15,880
Investing activities	(37,850)	9,130	(33,380)	(68,910)	(22,160)
Financing activities	(20,220)	(87,070)	1,320	5,140	6,150
Balance Sheet Data:
Total assets	$924,160	$825,780	$930,220	$1,127,990	$1,286,060
Total debt	494,650	514,550	609,940	615,990	734,490
Goodwill and other intangibles	365,820	360,410	380,100	567,170	769,850

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

Introduction

        We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. In reviewing our financial results, consideration should be given to certain critical events, particularly as it relates to the global economic decline in late 2008 and into 2009, and recent economic upturn in 2010, along with acquisitions and consolidation, integration and restructuring efforts in several of our business operations. Effective October 1, 2010, we realigned our reportable segments to be consistent with our current operating structure and strategic priorities. As a result of this realignment, we have increased the number of reportable segments from five to six. Our Packaging and Aerospace & Defense reportable segments remain unchanged. However, the Arrow Engine operating segment, previously within the Energy reportable segment, is now included in the Engineered Components reportable segment. In addition, the former Cequent reportable segment has been split into two reportable segments, with our Cequent Performance Products and Cequent Consumer Products operating segments comprising the new Cequent North America reportable segment, and our Cequent Asia Pacific operating segment becoming a separate reportable segment. All information included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects this realignment.

        Key Factors and Risks Affecting Our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves adversely impacted by unfavorable economic conditions. During the fourth quarter of 2008, worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for our products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods across all of our reportable segments except Packaging. We experienced generally higher levels of economic activity during 2010, which is one of the significant factors helping to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. We expect that, although we benefited from the economic recovery in 2010, revenue and earnings may continue to trend below historical levels until the continuing uncertainty in the world economies stabilizes.

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

        There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent North America, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales may be derived from international sources, which exposes us to certain risks, including currency risks.

        The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. While we experienced sales increases in both of our Cequent reportable segments in 2010 as compared to 2009 given the improved economic conditions, we expect the current end market conditions may remain unstable, primarily for Cequent North America, until the U.S. economy recovers from existing recessionary forces, employment levels increase and consumer credit availability improves, thereby resulting in an increase in consumer discretionary spending.

        We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we generally are able to recover such increased costs. We may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.

        We report shipping and handling expenses associated with our Cequent North America reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statement of operations. As such, gross margins for the Cequent North America reportable segment may not be comparable to other companies which include all costs related to their distribution network in cost of sales.

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

        In the fourth quarter of 2008, in response to the deteriorating economic conditions, we accelerated our Profit Improvement Plan, which included further consolidation of distribution and manufacturing activities, continued integration of certain business activities, movement of production to lower-cost environments and expansion of strategic sourcing initiatives. We also implemented reductions in salaried headcount and in fixed and variable spending to better align the fixed cost structure of these operating segments with the reality of the then-current market environment and to maintain or improve operating margins. We implemented commercial actions to protect and gain market share through continued introduction of new and innovative products and by providing superior delivery and service to our customers. Further, we implemented pricing actions to recover inflationary cost increases and continue actions to leverage our businesses' strong brand names. The Company has realized savings during 2009 of approximately $32 million resulting from actions taken as a part of the Profit Improvement Plan. These implemented actions were a significant driver of maintaining our gross profit margin in 2009 despite a 20%

reduction in sales as compared to 2008, and have helped to facilitate the 370 basis point gross profit margin expansion in 2010 as compared to 2009, given our lower cost structure is able to support our higher sales levels. There were no significant charges recorded in 2010 related to further implementation of our Profit Improvement Plan initiatives.

        The most significant element of our Profit Improvement Plan implemented during 2009 was the restructuring of our legacy towing, trailering and electrical businesses within our Cequent North America reportable segment into one business, rationalizing facilities and the management team. This restructuring plan included the closure of the Mosinee, WI manufacturing facility, with the production and distribution functions previously located in Mosinee being relocated to lower-cost manufacturing facilities or to third party sourcing partners.

        In 2008, our most significant action was the restructuring of our organizational structure within our corporate office.

        Key Indicators of Performance.    In evaluating our business, our management has historically considered Adjusted EBITDA as a key indicator of financial operating performance and as a measure of cash generating capability. We define Adjusted EBITDA as net income (loss) before cumulative effect of accounting change, interest, taxes, depreciation, amortization, debt extinguishment costs, non-cash asset and goodwill impairment charges and write-offs and non-cash losses on sale-leaseback of property and equipment. Management believed that consideration of Adjusted EBITDA, together with a careful review of our results reported under GAAP, was the best way to analyze our ability to service and/or incur indebtedness, as we have been a highly leveraged company. Thus, the use of Adjusted EBITDA as a key performance measure facilitated operating performance comparisons from period to period and company to company, as it excluded potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the impact of purchase accounting and depreciation and amortization expense. Because Adjusted EBITDA facilitated internal comparisons of our historical operating performance on a more consistent basis, we have also used Adjusted EBITDA for business planning purposes, in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. In addition, we believe Adjusted EBITDA and similar measures are widely used by investors, securities analysts, ratings agencies and other interested parties as a measure of financial performance and debt-service capabilities.

        In light of the significant changes in our business over the past few years, including changes in our senior leadership (new CFO in 2008 and CEO in 2009) as well as the structural and operating changes in our businesses, we believe we are a more competitive company, with a lower fixed cost structure and more focused on productivity and other lean initiatives to drive future profitability and cash flows. We have generated significant cash from operations during the last two years, which has enabled us to reduce our debt levels. Given these changes, and the resulting improvement in earnings quality, management believes we are evolving from a highly leveraged company that, for comparative purposes, relied on Adjusted EBITDA as a key indicator of performance, to one that can rely and report on GAAP-based results. As the Company continues to grow its earnings base and decrease its debt levels, investors and analysts are placing TriMas in comparable company groupings that rely primarily on GAAP-based metrics for valuation and presentation purposes. Thus, while Adjusted EBITDA remains an important indicator of performance, beginning in 2011, we intend to rely primarily on the GAAP-based metrics of operating profit and cash flow from operations as they relate to our key metrics of earnings and liquidity, respectively.

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

        Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in our growth. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA only supplementally. We carefully review our operating profit margins (operating profit as a percentage of net sales) at a reportable segment level, which are discussed in detail in our year-to-year comparison of operating results.

        The following is a reconciliation of our net income (loss) to Adjusted EBITDA and cash flows provided by operating activities for the three years ended December 31:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net income (loss)	$45,270	$(220)	$(136,190)
Income tax expense (benefit)(1)	21,450	(520)	(12,610)
Interest expense(2)	52,380	45,720	55,920
Debt extinguishment costs	—	11,400	140
Impairment of property and equipment(3)	—	2,340	500
Impairment of goodwill and indefinite-lived intangible assets(4)	—	930	184,530
Depreciation and amortization(5)	37,740	43,940	44,070

Adjusted EBITDA	$156,840	$103,590	$136,360
Interest paid	(45,090)	(43,600)	(52,660)
Taxes paid	(8,920)	(8,200)	(8,060)
(Gain) loss on disposition of plant and equipment(6)	(8,510)	570	70
Gain on bargain purchase	(410)	—	—
Gain on extinguishment of debt	—	(24,500)	(3,880)
Receivables sales and securitization, net	2,050	(15,550)	(18,310)
Net change in working capital	(1,000)	71,200	(22,350)

Cash flows provided by operating activities	$94,960	$83,510	$31,170

(1)
Includes income tax expense (benefit) of approximately $2.2 million, ($8.9 million) and ($13.1 million) recorded in 2010, 2009 and 2008, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale" to the financial statements attached hereto for further information.

(2)
Includes interest expense related to discontinued operations in the amounts of $0.6 million, $0.7 million and $0.2 million in 2010 , 2009 and 2008, respectively.

(3)
Includes asset impairments related to discontinuing operations of approximately $2.3 million in 2009.

(4)
Includes goodwill and indefinite-lived intangible asset impairment charges of $0.9 million and $15.5 million related to discontinued operations in 2009 and 2008, respectively.

(5)
Includes depreciation and amortization related to discontinued operations in the amounts of $0.03 million, $3.5 million and $6.5 million in 2010, 2009 and 2008, respectively.

(6)
Includes gain on disposition of plant and equipment related to discontinued operations in the amounts of $10.1 million in 2010 and $0.3 million in 2008. No such gain or loss related to discontinued operations occurred in 2009.

        The following details certain items relating to our consolidation, restructuring and integration efforts and other items that are included in the determination of net income (loss) under GAAP and are not added back to net income (loss) in determining Adjusted EBITDA, but that we separately consider in evaluating our Adjusted EBITDA:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Severance and business unit restructuring costs(a)	$—	$10,870	$4,910
Estimated future unrecoverable lease obligations(b)	—	5,250	—
Fees incurred under advisory services agreement(c)	—	2,890	—
Gross gain on extinguishment of debt(d)	—	(29,390)	(3,880)

	$—	$(10,380)	$1,030

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

Segment Information and Supplemental Analysis

        The following table summarizes financial information for our six reportable segments:

	Year ended December 31,
(dollars in thousands)	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
Net Sales
Packaging	$171,170	18.2%	$145,060	18.1%	$161,330	15.9%
Energy	129,100	13.7%	111,520	13.9%	132,760	13.1%
Aerospace & Defense	73,930	7.8%	74,420	9.3%	95,300	9.4%
Engineered Components	153,190	16.3%	99,700	12.4%	200,040	19.7%
Cequent Asia Pacific	75,990	8.1%	63,930	8.0%	65,600	6.5%
Cequent North America	339,270	36.0%	309,020	38.5%	358,790	35.4%

Total	$942,650	100.0%	$803,650	100.0%	$1,013,820	100.0%

Gross Profit
Packaging	$70,050	40.9%	$52,920	36.5%	$53,500	33.2%
Energy	36,930	28.6%	30,750	27.6%	38,110	28.7%
Aerospace & Defense	27,610	37.3%	30,290	40.7%	40,660	42.7%
Engineered Components	31,880	20.8%	15,000	15.0%	42,730	21.4%
Cequent Asia Pacific	20,450	26.9%	14,480	22.6%	11,750	17.9%
Cequent North America	93,430	27.5%	65,380	21.2%	76,620	21.4%

Total	$280,350	29.7%	$208,820	26.0%	$263,370	26.0%
Selling, General and Administrative
Packaging	$20,450	11.9%	$19,630	13.5%	$22,400	13.9%
Energy	22,170	17.2%	19,540	17.5%	20,450	15.4%
Aerospace & Defense	9,510	12.9%	8,490	11.4%	8,790	9.2%
Engineered Components	13,950	9.1%	10,240	10.3%	13,370	6.7%
Cequent Asia Pacific	8,400	11.1%	6,510	10.2%	6,740	10.3%
Cequent North America	65,540	19.3%	63,200	20.5%	71,350	19.9%
Corporate expenses	24,710	N/A	22,590	N/A	22,160	N/A

Total	$164,730	17.5%	$150,200	18.7%	$165,260	16.3%

Impairment of Assets and Goodwill
Packaging	$—	—%	$—	—%	$62,490	38.7%
Energy	—	—%	—	—%	—	—%
Aerospace & Defense	—	—%	—	—%	—	—%
Engineered Components	—	—%	—	—%	19,180	9.6%
Cequent Asia Pacific	—	—%	—	—%	14,950	22.8%
Cequent North America	—	—%	—	—%	70,490	19.6%

Total	$—	—%	$—	—%	$167,110	16.5%

Operating Profit (Loss)
Packaging	$48,710	28.5%	$33,050	22.8%	$(31,200)	(19.3)%
Energy	14,700	11.4%	11,140	10.0%	17,650	13.3%
Aerospace & Defense	18,090	24.5%	21,770	29.3%	31,850	33.4%
Engineered Components	17,400	11.4%	4,600	4.6%	9,950	5.0%
Cequent Asia Pacific	12,050	15.9%	7,990	12.5%	(9,960)	(15.2)%
Cequent North America	27,840	8.2%	(3,160)	(1.0)%	(65,470)	(18.2)%
Corporate expenses	(24,710)	N/A	(25,480)	N/A	(22,160)	N/A

Total	$114,080	12.1%	$49,910	6.2%	$(69,340)	(6.8)%

	Year ended December 31,
(dollars in thousands)	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales	2008	As a Percentage of Net Sales
Capital Expenditures
Packaging	$5,200	3.0%	$4,190	2.9%	$5,890	3.7%
Energy	3,660	2.8%	1,270	1.1%	3,060	2.3%
Aerospace & Defense	1,850	2.5%	1,550	2.1%	5,720	6.0%
Engineered Components	4,330	2.8%	3,650	3.7%	8,080	4.0%
Cequent Asia Pacific	3,530	4.6%	750	1.2%	2,240	3.4%
Cequent North America	3,100	0.9%	2,530	0.8%	2,770	0.8%
Corporate	230	N/A	80	N/A	100	N/A

Total	$21,900	2.3%	$14,020	1.7%	$27,860	2.7%

Depreciation and Amortization
Packaging	$12,640	7.4%	$13,330	9.2%	$13,780	8.5%
Energy	1,960	1.5%	1,860	1.7%	1,840	1.4%
Aerospace & Defense	2,330	3.2%	2,260	3.0%	1,960	2.1%
Engineered Components	4,730	3.1%	4,110	4.1%	3,840	1.9%
Cequent Asia Pacific	2,820	3.7%	2,590	4.1%	2,710	4.1%
Cequent North America	13,110	3.9%	17,140	5.5%	15,700	4.4%
Corporate	120	N/A	110	N/A	100	N/A

Total	$37,710	4.0%	$41,400	5.2%	$39,930	3.9%

Adjusted EBITDA
Packaging	$60,530	35.4%	$45,730	31.5%	$45,030	27.9%
Energy	16,640	12.9%	13,120	11.8%	19,390	14.6%
Aerospace & Defense	20,420	27.6%	24,030	32.3%	33,810	35.5%
Engineered Components	22,540	14.7%	8,740	8.8%	33,040	16.5%
Cequent Asia Pacific	14,800	19.5%	12,170	19.0%	7,350	11.2%
Cequent North America	40,580	12.0%	13,110	4.2%	20,960	5.8%
Corporate income (expenses)	(24,820)	N/A	2,050	N/A	(20,280)	N/A

Subtotal from continuing operations	$150,690	16.0%	$118,950	14.8%	$139,300	13.7%
Discontinued operations	6,150	N/A	(15,360)	N/A	(2,940)	N/A

Total	$156,840	16.6%	$103,590	12.9%	$136,360	13.5%

Results of Operations

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

        The principal factors impacting us during the year ended December 31, 2010 compared with the year ended December 31, 2009 were:

  •
  the upturn in economic conditions in 2010 compared to the global economic recession in 2009, contributing to increased net sales in all of our reportable segments except for Aerospace & Defense;

  •
  costs incurred and savings realized related to our Profit Improvement Plan initiatives implemented in 2008 and 2009, primarily in our Packaging and Cequent North America reportable segments, and other ongoing productivity initiatives;

  •
  increases in the value of foreign currencies in other countries in which we operate as compared to the U.S. dollar;

  •
  gains on extinguishment of debt in 2009 resulting from the repurchase of our 9 7/8% senior subordinated notes at prices below their face value; and

  •
  costs incurred related to the refinancing of our credit facilities and senior notes in December 2009.

        Overall, net sales increased approximately $139.0 million, or approximately 17.3%, to $942.7 million in 2010, as compared to $803.7 million in 2009. The main driver of the increased sales levels was the economic upturn experienced in 2010, compared to the economic recession in 2009, where sales levels dropped significantly from historical levels. In addition, we continue to introduce new products and expand into new markets, with the most significant increases in sales from these programs in our Packaging and Energy reportable segments. In addition, net sales were favorably impacted by approximately $9.9 million as a result of currency exchange, as our reported results in U.S. dollars were favorably impacted by stronger foreign currencies relative to the U.S. dollar.

        Gross profit margin (gross profit as a percentage of sales) approximated 29.7% and 26.0% in 2010 and 2009, respectively. This 370 basis point improvement year-over-year is primarily due to the operating leverage associated with the higher sales levels and reduced cost structure and realization of savings from our cost reduction and alternate sourcing initiatives that began in the fourth quarter of 2008 as part of our Performance Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and both Cequent reportable segments.

        Operating profit margin (operating profit as a percentage of sales) approximated 12.1% and 6.2% in 2010 and 2009, respectively. Operating profit increased $64.2 million in 2010 as compared to 2009, primarily as a result of higher sales volumes and higher gross profit resulting from savings realized in connection with our Profit Improvement Plan and ongoing productivity initiatives. In addition, during 2009, we recorded charges of $5.3 million related to estimated unrecoverable lease obligations for our former Mosinee, Wisconsin facility and $2.9 million related to fees incurred under an advisory services agreement on our debt refinancing activities that did not recur in 2010. These increases in operating profit were partially offset by increases in selling, general and administrative expenses primarily in support of our growth initiatives and other new product programs.

        Interest expense increased approximately $6.8 million, to $51.8 million in 2010 as compared to $45.1 million in 2009. The primary drivers of the increase in interest expense were an increase in our weighted average interest rate on variable rate U.S. borrowings to approximately 5.6% during 2010, from approximately 3.9% during 2009, an unfavorable change in the fair value of our interest rate swaps of $1.6 million in 2010 compared to 2009, a $1.2 million increase in commitment fees for unused borrowings under our revolving credit facility, a $1.1 million of aggregate costs incurred under our receivables facility in 2010, which was recorded in other expense, net in 2009, and $0.7 million increased amortization of debt issue costs in 2010 compared to 2009. Partially offsetting this increase in interest rates was a decrease in our weighted-average variable rate U.S. borrowings from approximately $307.8 million in 2009 to approximately $266.7 million in 2010, as we had less need for intra-quarter borrowings due to the level of cash generated from operations. In addition, we recorded approximately $3.1 million lower interest expense related to our senior secured notes in 2010 compared to the interest on our former senior subordinated notes 2009, due primarily to a decrease in our average outstanding balance of approximately $32.0 million during 2010.

        Gain on extinguishment of debt decreased by approximately $18.0 million, as we did not incur any gains or losses on extinguishment of debt during 2010. During 2009, we retired approximately $73.2 million face value of our former senior subordinated notes, resulting in a gross gain of $29.4 million, less $1.1 million in debt extinguishment costs. In addition, we incurred approximately $10.3 million in net debt extinguishment costs in December 2009 related to the refinance of our credit facility and senior notes.

        Other expense, net decreased approximately $0.2 million to $1.5 million in 2010, from $1.8 million in 2009. During 2010, we incurred approximately $1.1 million of losses on transactions denominated in foreign currencies. During 2009, we incurred approximately $2.1 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.7 million of gains on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either 2010 or 2009.

        The effective income tax rate for 2010 was 31.5% compared to 39.6% for 2009. In 2010, we reported domestic and foreign pre-tax income of approximately $34.7 million and $26.5 million, respectively. We recorded a $1.3 million tax benefit during 2010 related to decreases in valuation allowances on certain deferred tax assets including state and foreign tax operating loss carryforwards. In 2009, we recorded $1.1 million tax expense associated with deferred tax adjustments for prior years and tax expense of $1.7 million related to increases in valuation allowances on certain deferred tax assets, including a foreign capital loss carryforward and certain state and foreign tax operating loss carryforwards.

        Net income from continuing operations increased approximately $29.2 million to $41.9 million in 2010, from $12.7 million in 2009, primarily as a result of higher sales levels year-over-year and increased operating profit resulting from savings realized due to our Profit Improvement Plan actions taken in 2008 and 2009. In addition, during 2009, we recorded an $18.0 million gain on debt extinguishment, a $5.3 million charge for estimated unrecoverable lease obligations and a $2.9 million advisory fee charge associated with our debt refinancing activities. The $64.2 million increase in operating profit, less a $6.8 million increase in interest expense, primarily due to higher interest rates year-over-year, less the $18.0 million debt extinguishment gain in 2009 that did not recur in 2010, plus the impact of a lower tax rate in 2010 than 2009 due to our mix of foreign versus domestic pre-tax income and other facts, resulted in the increase in net income in 2010 compared to 2009.

        Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.0% and 14.8% in 2010 and 2009, respectively. Adjusted EBITDA increased approximately $31.7 million in 2010 as compared to 2009. After consideration of the $11.5 million and $6.8 million increases in income tax expense and interest expense, respectively, in 2010 compared to 2009, a reduction in depreciation and amortization expense of $6.2 million in 2010 compared to 2009, and the $11.4 million debt extinguishment costs in 2009 that did not recur in 2010, the change in Adjusted EBITDA from continuing operations was consistent with the change in net income from continuing operations.

        See below for a discussion of operating results by reportable segment.

        Packaging.    Net sales increased approximately $26.1 million, or 18.0%, to $171.2 million in 2010, as compared to $145.1 million in 2009. Sales of our specialty dispensing products and new product introductions increased by approximately $8.4 million in 2010 compared to 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $19.0 million in 2010 compared to 2009, primarily as a result of the continued moderate general economic recovery. Despite this recovery, core product sales in 2010 were still approximately 5-15% below historical levels. In addition, sales decreased approximately $1.3 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

        Packaging's gross profit increased approximately $17.1 million to $70.1 million, or 40.9% of sales in 2010, as compared to $52.9 million, or 36.5% of sales in 2009. Of the increase in gross profit, approximately $9.6 million relates to the increase in sales levels between years, which was partially offset by approximately $0.3 million unfavorable currency exchange. Our gross profit margin increased approximately 440 basis points in 2010 compared to 2009. The most significant drivers of this profitability increase, accounting for more than half of the year-over-year margin percentage increase, were internal labor and overhead-related productivity projects, comprising both lean initiatives and capital spending projects, designed to improve processing, throughput and overall efficiency and increase automation in our manufacturing operations. The other significant reasons for the increase in profit margin year-over-year were a more favorable product sales mix in 2010 than 2009, as medical product sales related to the swine flu epidemic comprised a larger percentage of sales in 2009 and were sold at lower margin rates, and a reduced overall material cost due to alternate sourcing or more efficient usage of certain production materials.

        Packaging's selling, general and administrative expenses increased approximately $0.8 million to $20.5 million, or 11.9% of sales in 2010, as compared to $19.6 million, or 13.5% of sales in 2009. While the spending levels increased slightly in support of our growth initiatives, this segment was able to significantly reduce selling, general and administrative expenses as a percent of sales due to its fixed cost reductions implemented throughout 2009 and into 2010.

        Packaging's operating profit increased approximately $15.7 million to $48.7 million, or 28.5% of sales in 2010, as compared to $33.1 million, or 22.8% of sales, in 2009. The increase in operating profit between years is due primarily to the higher sales levels in 2010 compared to 2009, productivity initiatives and capital spending programs, which have improved processing and throughput, and reduced material, labor and overhead content in our products, and a more favorable product sales mix in 2010 than 2009.

        Packaging's Adjusted EBITDA increased approximately $14.8 million to $60.5 million, or 35.4% of sales in 2010, as compared to $45.7 million, or 31.5% of sales in 2009, consistent with the change in operating profit between years after consideration of approximately $0.7 million lower depreciation and amortization in expense in 2010 than in 2009.

        Energy.    Net sales in 2010 increased approximately $17.6 million, or 15.8%, to $129.1 million, as compared to $111.5 million in 2009. Of this increase, approximately $2.8 million relates to sales generated by our new Salt Lake City (Utah), Rotterdam (the Netherlands), Edmonton (Canada), and Grimsby (United Kingdom) branch facilities, $2.6 million relates to the acquisition of South Texas Bolt & Fitting, completed in the fourth quarter of 2010, and $0.6 million relates to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. The remaining increase is primarily as a result of increased levels of turn-around activity at petrochemical refineries and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and bolts. We also experienced an increase in our market share of bolts, as certain existing customers have awarded us additional bolt business as they consolidate their supply base.

        Gross profit within Energy increased approximately $6.2 million to $36.9 million, or 28.6% of sales, in 2010, as compared to $30.8 million, or 27.6% of sales, in 2009. Gross profit increased approximately $4.8 million as a result of the increase in sales levels between years. In addition, the improvement in gross profit margin was the result of successful implementation of productivity and cost reduction activities at the end of 2009 and during 2010, generating realized savings of approximately $2 million to $3 million in 2010, including sourcing and inbound freight initiatives, which were partially offset by incremental air freight costs of approximately $1 million incurred as a result of overseas inventory shortages.

        Selling, general and administrative expenses within Energy increased approximately $2.6 million to $22.2 million, or 17.2% of net sales, in 2010, as compared to $19.5 million or 17.5% of net sales, in 2009, as our spending increased in support of our increased sales levels and in support of our branch growth initiatives. However, this segment was able to lower its spending as a percentage of sales in 2010 compared to 2009 due to its fixed cost reductions implemented during 2009.

        Overall, operating profit within Energy increased approximately $3.6 million to $14.7 million, or 11.4% of sales, in 2010, as compared to $11.1 million, or 10.0% of sales, in 2009, due principally to higher sales levels and the successful implementation of productivity and cost reduction activities at the end of 2009 and during 2010, partially offset by incremental air freight costs and higher selling, general and administrative expenses in 2010 supporting our higher sales levels and branch growth initiatives.

        Energy's Adjusted EBITDA increased $3.5 million to $16.6 million, or 12.9% of sales, in 2010, as compared to $13.1 million, or 11.8% of sales, in 2009, consistent with the increase in operating profit between years.

        Aerospace & Defense.    Net sales in 2010 decreased approximately $0.5 million, or 0.7%, to $73.9 million, as compared to $74.4 million in 2009. Sales in our aerospace business decreased approximately $5.0 million, primarily due to lower demand from distribution customers as they sold-off their existing inventory during the first half of 2010, which more than offset increases in their purchases during the back half of 2010. In addition, we had a launch order for new products, primarily titanium screws, of approximately $4.4 million during 2009 that did not recur in 2010. Sales in our defense business increased approximately $4.5 million. Revenue primarily associated with managing the relocation and closure of the defense facility of $11.5 million more than offset the fact that we did not sell any cartridge cases and provided less related maintenance in 2010 due to the relocation of the defense facility, as compared to approximately $4.9 million of cartridge case sales with related maintenance activity in 2009, and $2.1 million lower net product sales in 2010 than 2009.

        Gross profit within Aerospace & Defense decreased approximately $2.7 million to $27.6 million, or 37.3% of sales, in 2010, from $30.3 million, or 40.7% of sales, in 2009. Gross profit decreased approximately $0.2 million as a result of the decline in sales levels between years. The primary reasons for the decline in gross profit were a less favorable product sales mix in our defense business, as 2010 sales were more heavily weighted to lower margin facility relocation management while 2009 included higher margin cartridge case sales, and lower absorption of fixed costs in our aerospace business as a result of lower production and/or sales levels over which to spread the fixed costs.

        Selling, general and administrative expenses increased approximately $1.0 million to $9.5 million, or 12.9% of sales, in 2010, as compared to $8.5 million, or 11.4% of sales, in 2009, due primarily to increased legal fee costs within our defense business.

        Operating profit within Aerospace & Defense decreased approximately $3.7 million to $18.1 million, or 24.5% of sales, in 2010, as compared to $21.8 million, or 29.3% of sales, in 2009, primarily due to lower sales levels, an unfavorable product sales mix in our defense business, lower absorption of fixed costs in our aerospace business and increased selling, general and administrative expenses.

        Aerospace & Defense's Adjusted EBITDA decreased $3.6 million to $20.4 million, or 27.6% of sales, in 2010, as compared to $24.0 million, or 32.3% of sales, in 2009, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales in 2010 increased approximately $53.5 million, or 53.7%, to $153.2 million, as compared to $99.7 million in 2009. Sales of slow speed and compressor engines and related products increased by approximately $22.8 million, as sales of engines and engine parts increased approximately $17.1 million due to increased drilling activity as compared to 2009. Sales of gas compression products and processing and meter run equipment increased by approximately $5.7 million as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased $17.1 million. Of this increase, approximately $9.8 million relates to the asset acquisition in the second quarter of 2010 and approximately $2.6 million relates to new product introductions during 2010, primarily related to cellular phone tower and breathing air applications. The remainder of the increase relates to the general economic improvement, which began to impact the cylinder business in the second half of 2010. Sales within our specialty fittings business increased approximately $9.2 million, as our new product offerings for automotive fuel systems increased by approximately $5.0 million and sales of our core tube nut products increased by approximately $4.2 million as a result of the economic upturn in 2010. Sales in our precision tool cutting businesses increased approximately $4.5 million, due primarily to the economic recovery in 2010.

        Gross profit within Engineered Components increased approximately $16.9 million to $31.9 million, or 20.8% of sales, in 2010, from $15.0 million, or 15.0% of sales, in 2009, as all businesses within this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $8.0 million as a result of the increase in sales levels between years. Our gross profit margin increased approximately 580 basis points in 2010 compared to 2009. The most significant drivers of this profitability increase were the productivity and cost reduction efforts implemented in 2009 and early 2010 in response to the economic slowdown in late 2008 and 2009, which the Company is now benefiting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, this segment experienced low absorption of fixed costs during 2009 due to the historically low sales levels over which to spread such costs. The combination of higher sales levels and lower fixed costs in 2010 based on the aforementioned actions implemented has helped significantly with the increased gross profit margins.

        Selling, general and administrative expenses increased approximately $3.7 million to $14.0 million, or 9.1% of sales, in 2010, as compared to $10.2 million, or 10.3% of sales, in 2009. This increase is primarily related to promotional spending in support of the higher sales levels and incremental legal and transaction costs as a result of acquisition of the Taylor-Wharton assets by our industrial cylinder business. Despite these increases, this segment was able to lower selling, general and administrative expenses as a percentage of sales in 2010 compared to 2009, due in part to both cost reduction efforts implemented in 2009 in response to the economic downturn and as a result of the significant increase in sales in 2010 that hasn't required significant additional infrastructure to support.

        Operating profit within Engineered Components increased approximately $12.8 million to $17.4 million, or 11.4% of sales, in 2010, as compared to $4.6 million, or 4.6% of sales, in 2009. The increase in operating profit between years is due primarily to higher sales levels year-over-year, productivity and cost reduction efforts implemented in 2009 that have lowered this segment's cost structure and significantly higher absorption of fixed costs in 2010 compared to 2009 due to the lower fixed cost base over which to spread the higher sales levels in 2010. These increases in operating profit were partially offset by higher selling, general and administrative expenses in 2010 than 2009, primarily resulting from the asset acquisition in June 2010 in our industrial cylinders business and generally higher spending levels in support of our increased sales levels.

        Engineered Components' Adjusted EBITDA increased approximately $13.8 million to $22.5 million, or 14.7% of sales, in 2010, as compared to $8.7 million, or 8.8% of sales, in 2009, consistent with the change in operating profit between years after consideration of the $0.4 million bargain purchase gain recognized in 2010 on the industrial cylinder business' asset acquisition and $0.6 million of increased depreciation and amortization expense in 2010 compared to 2009.

        Cequent Asia Pacific.    Net sales increased $12.1 million, or 18.9%, to $76.0 million in 2010, as compared to $63.9 million in 2009 . Net sales were favorably impacted by approximately $10.6 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, net sales increased approximately $1.5 million, as market share gains within our original equipment and aftermarket customer bases more than offset the significant boost in sales in the back half of 2009 resulting from an Australian government stimulus that was not offered in 2010.

        Cequent Asia Pacific's gross profit increased $6.0 million to $20.5 million, or 26.9% of net sales in 2010, from approximately $14.5 million, or 22.6% of net sales, in 2009. Of this increase, approximately $3.1 million is as a result of favorable currency exchange and $0.3 million is as a result of higher sales levels year-over-year. Our gross profit margin increased approximately 430 basis points in 2010 compared to 2009. The most significant drivers of this profitability increase were increased utilization of our lower-cost manufacturing plant in Thailand and labor and overhead productivity initiatives to automate and streamline operations in our Australian facilities.

        Cequent Asia Pacific's selling, general and administrative expenses increased approximately $1.9 million to $8.4 million, or 11.1% of sales in 2010, as compared to $6.5 million, or 10.2% of sales in 2009. Of this increase, approximately $1.5 million is as a result of currency exchange. The remaining $0.4 million increase in spending is primarily in support of our growth initiatives.

        Cequent Asia Pacific's operating profit increased approximately $4.1 million to $12.1 million, or 15.9% of sales, in 2010, from $8.0 million, or 12.5% of net sales in 2009 . Of this increase, approximately $1.6 million is as a result of favorable currency exchange. The remaining increase in operating profit is as a result of higher sales levels, additional utilization of our lower-cost manufacturing plant in Thailand and our productivity initiatives. These improvements in operating profit were partially offset by higher selling, general and administrative expenses in 2010 in support of our sales growth initiatives.

        Cequent Asia Pacific's Adjusted EBITDA increased approximately $2.6 million to $14.8 million, or 19.5% of net sales in 2010, from $12.2 million, or 19.0% of net sales in 2009 . In 2010, Cequent Asia Pacific recognized approximately $0.3 million of losses on transactions denominated in foreign currencies as compared to $1.4 million of gains on such transactions in 2009. In addition, depreciation expense was approximately $0.1 million higher in 2010 compared to 2009. After consideration of these two items, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Cequent North America.    Net sales increased approximately $30.3 million, or 9.8%, to $339.3 million in 2010, as compared to $309.0 million in 2009, primarily due to year-over-year increases within our original equipment, aftermarket, retail and industrial channels, all of which were aided by the economic recovery during 2010. Sales to original equipment manufacturers and suppliers increased approximately $10.9 million in 2010 compared to 2009, primarily due to new product launches at three significant customers. Sales within our aftermarket channel increased approximately $8.5 million in 2010 compared to 2009, primarily due to market share gains and new product introductions. Sales in our retail channel increased approximately $6.1 million in 2010 compared to 2009, primarily due to market share gains at certain of our existing customers to whom we now provide additional products. Sales in our industrial channel increased approximately $3.3 million in 2010 compared to 2009, primarily due to higher levels of trailer-builds, mainly within our horse and agriculture customers.

        Cequent North America's gross profit increased approximately $28.1 million to $93.4 million, or 27.5% of sales, in 2010, from approximately $65.4 million, or 21.2% of sales, in 2009. Of this increase, approximately $6.4 million is as a result of the higher sales levels in 2010 compared to 2009. Our gross profit margin increased approximately 630 basis points in 2010 compared to 2009. The most significant drivers of this increased profitability were our cost reduction efforts implemented throughout 2009 as a part of our Profit Improvement Plan to resize our business and the fixed cost structure to recent demand levels, to identify alternate lower-cost foreign-sourced suppliers and to implement productivity initiatives to increase manufacturing efficiencies. The largest item within the Profit Improvement plan was the closure of the Mosinee, WI manufacturing facility, which was completed in 2009, for which $6.4 million of costs within gross profit were incurred in 2009 to implement the actions. In addition, in 2009, due to the significant drop in sales levels, this segment had low absorption of fixed costs into its inventory, as the costs could not be cut as quickly as the sales demand fell. In 2010, Cequent North America benefited from limited spending for productivity actions, compared to significant spending in 2009, plus realized much higher profitability as it did not need to significantly increase its cost structure to fulfill the higher sales levels.

        Selling, general and administrative expenses increased approximately $2.3 million to $65.5 million, or 19.3% of sales, in 2010, as compared to $63.2 million, or 20.5% of sales, in 2009. Cequent North America incurred approximately $1.6 million of costs associated with implementing the Profit Improvement Plan in 2009, primarily related to severance charges recorded in connection with the closure of the Mosinee, WI facility. The remaining $3.9 million increase in selling, general and administrative expenses, after consideration of the 2009 Profit Improvement Plan charges, primarily result from new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in 2010.

        Cequent North America's operating profit increased by approximately $31.0 million to $27.8 million, or 8.2% of sales, in 2010, from an operating loss of $3.2 million, or (1.0)% of net sales, in 2009. The increased profitability in 2010 is primarily due to higher sales volumes, the impact realized in 2010 of the

Profit Improvement Plan, lower-cost sourcing and productivity project initiatives, for which the cost was incurred in 2009, and the incremental margin earned as this segment did not need to significantly increase its fixed cost structure in order to fulfill the higher sales levels in 2010. In addition, this segment recorded a $5.3 million charge in 2009 related to the estimated net unrecoverable future lease obligations for the Mosinee, Wisconsin manufacturing facility that was closed in 2009.

        Cequent North America's Adjusted EBITDA increased approximately $27.5 million to $40.6 million, or 12.0% of sales, in 2010, from $13.1 million, or 4.2% of sales, in 2009. After consideration of approximately $3.4 million of lower depreciation expense in 2010 compared to 2009, due primarily to the closure of the Mosinee, Wisconsin facility, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Corporate (Income) Expenses.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2010	2009
	(in millions)
Corporate operating expenses	$10.7	$10.7
Employee costs and related benefits	13.9	11.7
Management fees and expenses	0.1	3.1

Corporate expenses—operating profit	$24.7	$25.5
Receivables sales and securitization expenses	—	1.7
Gain on repurchase of bonds	—	(29.4)
Depreciation	(0.1)	(0.1)
Other, net	0.2	0.2

Corporate expenses (income)—Adjusted EBITDA	$24.8	$(2.1)

        Corporate expenses included in operating profit decreased by approximately $0.8 million to $24.7 million in 2010, from $25.5 million in 2009. In 2009, we incurred approximately $2.9 million of costs associated with the termination of our former chief executive officer and an additional approximately $2.9 million of advisory services fees to Heartland Industrial Partners incurred in connection with our debt refinancing activities. The expected decrease based on the aforementioned two items not recurring in 2010 was mostly offset by an increase in employee costs and related benefits attributed to short and long-term incentive equity and cash compensation expense, primarily resulting from the higher attainment of compensation measures associated with the significant improvement in year-over-year sales and operating performance in 2010 compared to 2009. Receivables sales and securitization expenses decreased by approximately $1.7 million for the year ended December 31, 2010 compared with year ended December 31, 2009, as new accounting guidance effective in the first quarter of 2010 required that we account for the facility similar to our credit facility debt. Amounts outstanding under the facility classified on the balance sheet as debt and costs incurred under the facility are shown on the statement of operations as interest expense. In addition, we did not retire any of our senior notes during 2010, compared to retiring $73.2 million face value of our former senior subordinated notes during 2009, resulting in a gross gain of $29.4 million.

        Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax expense, was $3.4 million in 2010, while we incurred a loss from discontinued operations of $13.0 million in 2009. See Note 5, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements attached herein.

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

  •
  costs incurred and savings realized related to our Profit Improvement Plan, primarily in our Packaging and Cequent North America reportable segments;

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

        Overall, net sales decreased $210.2 million, or approximately 20.7%, to $803.7 million in 2009, as compared to $1.014 billion in 2008. Although a few of our businesses benefited from new product introductions and new sales promotions during 2009, net sales declined in each of our six reportable segments, generally due to lower sales volumes resulting from the global economic recession. In addition, net sales were unfavorably impacted by approximately $9.6 million as a result of currency exchange, as our reported results in U.S. dollars were negatively impacted by weaker foreign currencies.

        Gross profit margin (gross profit as a percentage of sales) approximated 26.0% in both 2009 and 2008, respectively. as we were able to essentially hold our gross profit margin despite the 21% reduction in sales volumes, reduced absorption of fixed costs and unfavorable currency exchange as a result of realization of savings from our cost reduction and alternate sourcing initiatives that began in the fourth quarter of 2008, with the largest impact experienced in our Packaging and Cequent segments.

        Operating profit (loss) margin (operating profit (loss) as a percentage of sales) approximated 6.2% and (6.8)% in 2009 and 2008, respectively. Operating profit increased approximately $119.3 million in 2009 as compared to 2008. In 2008, we experienced a negative operating profit margin as a result of approximately $167.1 million in impairment of asset and goodwill charges. We did not record any similar charges in 2009. We were able to essentially hold our gross profit margin, and although selling, general and administrative expenses were higher as a percentage of sales, we lowered such costs by approximately $15.1 million compared to 2008 based on cost reduction and discretionary spend actions in response to the lower sales volumes.

        Interest expense decreased approximately $10.7 million to $45.1 million in 2009, as compared to $55.7 million in 2008. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings to approximately 3.9% during 2009, from approximately 5.3% during 2008. Partially offsetting this reduction in interest rates was an increase in our weighted-average U.S. borrowings from approximately $297.1 million in 2008 to approximately $307.8 million in 2009, as we utilized our revolving credit facility as our primary source to fund operations in 2009 (as it was our lowest cost source of borrowings), as compared to utilizing our securitization facility as the primary source of operational funding in 2008 when it was the more cost-effective alternative. In addition, we recorded approximately $5.8 million lower interest expense related to our senior subordinated notes in 2009 compared to 2008, due primarily to approximately $73.2 million of note repurchases during 2009.

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

        Other expense, net decreased approximately $0.5 million to $1.8 million in 2009, from $2.3 million in 2008. During 2009, we incurred approximately $2.1 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.7 million of gains on transactions denominated in foreign currencies. During 2008, we incurred approximately $2.6 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.8 million of gains on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either 2009 or 2008.

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

        Net income from continuing operations increased approximately $136.8 million to income of $12.7 million, or 1.6% of sales in 2009, as compared to a net loss from continuing operations of $(124.1) million, or (12.2)% of sales in 2008. In 2008, we recorded a $167.1 million pre-tax charge primarily related to the impairment of goodwill and intangible assets. We did not incur a similar charge in 2009. After consideration of the 2008 impairment charge, 2009 net income from continuing operations decreased by approximately $30.3 million compared to 2008. The most significant factor contributing to this decrease was the decline in our net sales of 20.7% due primarily to the global economic recession, under which sales declined in each of our reportable segments. The decrease in net income resulting from the lower sales levels, reduced absorption of fixed costs due to the decline in sales levels and unfavorable currency exchange experienced during 2009 more that offset the aforementioned increase in gains on debt extinguishment of $14.3 million, reduced selling, general and administrative expenses of $15.1 million, reduced interest expense of $10.7 million and cost savings from our cost reduction and alternative sourcing initiatives in 2009 as compared to 2008.

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

        See below for a discussion of operating results by reportable segment.

        Packaging.    Net sales decreased $16.3 million, or approximately 10.1%, to $145.1 million in 2009, as compared to $161.3 million in 2008. Overall, sales decreased approximately $6.6 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Sales of our specialty dispensing products and new product introductions increased by approximately $16.1 million in 2010 compared to 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers decreased by approximately $25.7 million in 2010 compared to 2009, primarily as a result of the continued general economic slowdown.

        Packaging's gross profit decreased approximately $0.6 million to $52.9 million, or 36.5% of sales, in 2009, as compared to $53.5 million, or 33.2% of sales, in 2008. The decrease in gross profit between years was primarily attributed to lower sales volumes of our industrial products and unfavorable currency exchange. However, our gross profit margin improved 330 basis points in 2009 compared to 2008 due to the impact of the implementation of productivity projects, improved matching of resources with lower industrial sales volumes and lower costs for certain commodities due to alternate sourcing or improved internal processing.

        Packaging's selling, general and administrative costs decreased approximately $2.8 million to $19.6 million, or 13.5% of sales, in 2009, as compared to $22.4 million, or 13.9% of sales, in 2008. Discretionary spending was reduced from 2008 levels, and additional selling, general and administrative cost reduction plans were implemented to better align the fixed cost structure with current business requirements resulting from the general economic decline.

        Packaging's operating profit (loss) increased $64.3 million to $33.1 million, or 22.8% of sales, in 2009, as compared to $31.2 million, or (19.3)% of sales, in 2008. The increase in operating profit profit between years is due primarily to the recognition of a $62.5 million goodwill and indefinite-lived intangible asset impairment charge recorded in 2008. After consideration of the 2008 impairment charge, operating profit improved as compared to 2008 due to the impact of our productivity projects, alternate sourcing of commodities and reduced selling, general and administrative costs.

        Packaging's Adjusted EBITDA increased $0.7 million to $45.7 million, or 31.5% of sales, in 2009, as compared to $45.0 million, or 27.9% of sales, in 2008, consistent with the change in operating profit between years after consideration of the $62.5 million goodwill impairment in 2008 and losses on transactions denominated in foreign currencies of approximately $0.5 million in 2009 as compared to gains on similar transactions of $0.5 million in 2008.

        Energy.    Net sales for 2009 decreased approximately $21.2 million, or 16.0%, to $111.5 million, as compared to $132.8 million in 2008. Due to the significant decrease in oil commodity pricing in 2009 compared to 2008, petrochemical companies deferred maintenance of their refineries and did not begin new programs that require our replacement and specialty gaskets and hardware. Thus, our sales levels have decreased not only to the petrochemical company customers, but also to our engineering, construction and original equipment customers who supply our products to the refineries.

        Gross profit within Energy decreased $7.4 million to $30.8 million, or 27.6% of sales, in 2009, as compared to $38.1 million, or 28.7% of sales in 2008. Gross profit decreased approximately $6.1 million as a result of the reduction in sales levels between years. The remaining decrease in gross profit is primarily attributable to lower absorption of fixed costs as a result of the lower sales volumes.

        Selling, general and administrative expenses within Energy decreased $0.9 million to $19.5 million, or 17.5% of net sales, in 2009, as compared to $20.5 million, or 15.4% of net sales, in 2008. This decrease was primarily due to reduced sales commissions and lower compensation and other administrative costs in an effort to match spending and headcount to current production volumes. These decreases were partially offset by costs associated with the opening of two new branches, one in Salt Lake City, Utah, and one in Rotterdam, the Netherlands, in 2009, which increased selling, general and administrative expenses in 2009 by approximately $0.9 million.

        Overall, operating profit within Energy decreased $6.5 million to $11.1 million, or 10% of sales, in 2009, as compared to $17.7 million, or 13.3% of sales, in 2008, due principally to lower sales volumes and lower absorption of fixed costs, which were partially offset by reductions in compensation and other administrative costs as a result of management actions in response to lower sales volumes and increased costs related to our two new branches opened in 2009.

        Energy's Adjusted EBITDA decreased $6.3 million to $13.1 million, or 11.8% of sales, in 2009, as compared to $19.4 million, or 14.6% of sales, in 2008, consistent with the decrease in operating profit between years.

        Aerospace & Defense.    Net sales in 2009 decreased $20.9 million, or approximately 21.9%, to $74.4 million, as compared $95.3 million in 2008. Sales in our aerospace business decreased approximately $17.1 million, primarily due to lower blind-bolt fastener sales resulting from the consolidation of the distributor segment of our customer base and inventory reductions by our distribution customers, who are adjusting inventory levels in response to slowing of production levels by aircraft manufacturers and as a result of the current economic uncertainty. This decrease was partially offset by sales of new products, primarily titanium screws, of approximately $4.5 million during 2009, which increased our content on certain aircraft. Sales in our defense business decreased approximately $3.8 million. Revenue associated with managing the relocation and closure of the defense facility increased approximately $2.6 million in 2009 compared to 2008. In addition, we had approximately $1.7 million of new product sales during 2009. These increases in revenue were more than offset by a decrease in cartridge sales of approximately $8.1 million in 2009 compared with 2008, as our customer had been building its inventory throughout 2008 in advance of the relocation of the facility, which began in second quarter 2009.

        Gross profit within Aerospace & Defense decreased $10.4 million to $30.3 million, or 40.7% of sales, in 2009, from $40.7 million, or 42.7% of sales, in 2008. Gross profit decreased approximately $8.9 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by lower absorption of fixed costs as a result of lower production and/or sales levels, primarily within our aerospace business, and a less favorable product sales mix.

        Selling, general and administrative expenses decreased approximately $0.3 million to $8.5 million, or 11.4% of sales, in 2009, as compared to $8.8 million, or 9.2% of sales, in 2008, due primarily to reduced sales commissions and expenses and discretionary spending in light of the decrease in sales levels between years.

        Overall, operating profit within Aerospace & Defense decreased $10.1 million to $21.8 million, or 29.3% of sales, in 2009, as compared to $31.9 million, or 33.4% of sales, in 2008, primarily due to lower sales volumes, lower absorption of fixed costs and a less favorable product sales mix, which were partially offset by reduced selling, general and administrative expenses.

        Aerospace & Defense's Adjusted EBITDA decreased $9.8 million to $24.0 million, or 32.3% of sales, in 2009, as compared to $33.8 million, or 35.5% of sales, in 2008, consistent with the decrease in operating profit between years.

        Engineered Components.    Net sales in 2009 decreased $100.3 million, or approximately 50.2%, to $99.7 million, as compared to $200.0 million in 2008. Sales of slow speed and compressor engines and related products within our engine business decreased by approximately $43.6 million, due to a reduction of drilling activity in North America and customers deferring completion of previously drilled wells. In addition, 2008 sales levels in our engine business reached record levels due in part to high demand for engines in advance of emissions law changes that became effective on July 1, 2008. Sales of compression products increased slightly over 2008 levels, as the Company continues to develop new products to add to its well-site content. Sales in our industrial cylinder and precision tool cutting businesses decreased $50.6 million and $4.8 million, respectively, due primarily to the global economic recession, which significantly impacted industrial applications and products. Sales within our specialty fittings business declined $1.3 million due to lower sales of our core tube nut products which have been significantly impacted by the continued weak domestic automotive market demand. This decrease was partially offset by new product offerings for automotive fuel systems.

        Gross profit within Engineered Components decreased $27.7 million to $15.0 million, or 15.0% of sales, in 2009, from $42.7 million, or 21.4% of sales, in 2008. Gross profit decreased approximately $21.4 million as a result of the decline in sales levels between years. This decrease in gross profit was also impacted by sales of higher-cost inventory, primarily related to steel, in excess of the businesses' ability to secure price increases and lower absorption of fixed costs as a result of lower production and/or sales levels.

        Selling, general and administrative expenses decreased approximately $3.1 million to $10.2 million, or 10.3% of sales, in 2009, as compared to $13.4 million, or 6.7% of sales, in 2008, due primarily to lower sales commissions as a result of the decrease in sales levels between years, and reduced compensation and discretionary spending as a result of action items taken in response to the lower sales levels.

        Operating profit within Engineered Components decreased $5.4 million to $4.6 million or 4.6%, in 2009, as compared to $10.0 million, or 5.0% of sales, in 2008. Operating profit increased in 2009 from 2008 due to the recognition of a $19.2 million goodwill and indefinite-lived intangible asset impairment charge recorded in 2008, for which there was no similar charge in 2009. After consideration of the 2008 impairment charge, operating profit declined $24.6 million, primarily due to lower sales volumes, reduced absorption of fixed costs and sales of higher-cost inventory, which were partially offset by reduced sales commissions, compensation expense and discretionary spending within selling, general and administrative expenses.

        Engineered Components' Adjusted EBITDA decreased approximately $24.3 million to $8.7 million, or 8.8% of sales, in 2009, as compared to $33.0 million, or 16.5% of sales, in 2008, consistent with the change in operating profit between years after consideration of the 2008 goodwill and indefinite-lived intangible asset impairment charge.

        Cequent Asia Pacific.    Net sales decreased $1.7 million, or 2.5%, to 63.9 million in 2009, as compared to $65.6 million in 2008. Net sales were unfavorably impacted by approximately $2.4 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger US dollar relative to foreign currencies. Excluding the impact of currency exchange, net sales increased approximately $0.7 million, due primarily to significant increases in sales in the second half of 2009 as compared to the first half of 2009 and 2008 levels, primarily resulting from a government incentive stimulus in Australia. The increases in sales resulting from the stimulus were mostly offset by decreases in certain original equipment manufacturer revenue and reduced sales in the first half of 2009 due to the overall global economic recession.

        Cequent Asia Pacific's gross profit increased $2.7 million to $14.5 million, or 22.6% of net sales in 2009, from approximately $11.8 million, or 17.9% of net sales, in 2008. The increase in gross profit between years was primarily due to material and labor productivity initiatives implemented in 2009 and by increased utilization of our lower-cost manufacturing plant in Thailand.

        Cequent Asia Pacific's selling, general and administrative expenses decreased approximately $0.2 million to $6.5 million, or 10.2% of sales in 2009, as compared to $6.7 million, or 10.3% of sales in 2008, as this segment held its spending levels at levels consistent with 2008 due to the relatively flat sales change year-over-year.

        Cequent Asia Pacific's operating profit increased approximately $18.0 million to $8.0 million, or 12.5% of sales, in 2009, from an operating loss of $10.0 million, or (15.2)% of net sales in 2008. The increase in operating profit between years is due primarily to the recognition of a $15.0 million goodwill and indefinite-lived intangible asset impairment charge recorded in 2008. After consideration of this charge in 2008, the remaining increase of approximately $3.0 million in operating profit between years was primarily due to improved material and labor margins earned as a result of our productivity initiatives implemented in 2009 and increased utilization of our lower-cost Thailand manufacturing plant.

        Cequent Asia Pacific's Adjusted EBITDA increased approximately $4.8 million to $12.2 million, or 19.0% of net sales in 2009, from $7.4 million, or 11.2% of net sales in 2008. In 2009, Cequent Asia Pacific recognized approximately $1.4 million of gains on transactions denominated in foreign currencies as compared to $0.6 million of losses on such transactions in 2008. In addition, depreciation expense was approximately $0.1 million lower in 2009 compared to 2008. After consideration of these two items and consideration of the $15.0 million 2008 goodwill and indefinite-lived intangible asset impairment charge, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Cequent North America.    Net sales decreased approximately $49.8 million, or 13.9%, to $309.0 million in 2009, as compared to $358.8 million in 2008. Our retail sales increased approximately $1.4 million due to additional business at a few large customers and the addition of several new customers during 2009, which were partially offset by reduced sales volumes to existing retail customers due to the economic uncertainty. Our aftermarket and original equipment sales decreased by $51.2 million, due to the continued soft demand in the majority of the end markets we serve due to the current uncertain economic conditions.

        Cequent North America's gross profit decreased approximately $11.2 million to $65.4 million, or 21.2% of sales, in 2009, from approximately $76.6 million, or 21.4% of sales, in 2008. The decline in gross profit between years was primarily due to lower sales volumes resulting from the economic uncertainty, sales of higher-cost inventory in excess of the businesses' ability to secure sales price increases during the first two quarters of 2009, lower absorption of fixed costs as a result of lower production and/or sales levels and accelerated depreciation expense related to machinery and equipment in our Mosinee, Wisconsin manufacturing facility that is no longer utilized following the closure in late 2009.

        Selling, general and administrative expenses decreased approximately $8.2 million to $63.2 million, or 20.5% of sales, in 2009, as compared to $71.4 million, or 19.9% of sales, in 2008, due primarily to reductions in salaries, sales promotions, sales commissions and other discretionary spending, all as a part of our Profit Improvement Plan to better align the spending and cost structure with the current demand and production levels. These decreases were partially offset by severance charges of approximately $1.6 million incurred in 2009 associated with the involuntary termination of employees located at our Mosinee, Wisconsin manufacturing facility, which was closed during the fourth quarter of 2009.

        Cequent North America's operating loss was reduced by approximately $62.3 million to a loss of $3.2 million, or (1.0)% of sales, in 2009, from an operating loss of $65.5 million, or (18.2)% of net sales, in 2008. The reduction in operating loss between years is due primarily to the recognition of a $70.5 million goodwill and indefinite-lived intangible asset impairment charge recorded in 2008. After consideration of this charge in 2008, the decline in operating profit between years was primarily due to lower sales volumes, sales of higher-cost inventory, lower absorption of fixed costs and costs associated with the closure of the Mosinee, Wisconsin manufacturing facility, including the $5.3 million charge associated with our estimate of the net unrecoverable future lease obligations, which were partially offset by cost savings realized as a result of actions taken as part of the Profit Improvement Plan.

        Cequent North America's Adjusted EBITDA decreased approximately $7.9 million to $13.1 million, or 4.2% of sales, in 2009, from $21.0 million, or 5.8% of sales, in 2008. In 2009, Cequent North America recognized approximately $0.1 million in losses on transactions denominated in foreign currencies as compared to gains of approximately $0.9 million on such transactions in 2008. In addition, depreciation expense was approximately $1.4 million higher in 2009 compared to 2008, primarily as a result of accelerated depreciation incurred in 2009 in connection with certain machinery and equipment that will no longer be utilized following the closure of the Mosinee facility. After consideration of these two items and consideration of the 2008 $70.5 million goodwill and indefinite-lived intangible asset impairment charge, the change in Adjusted EBITDA is consistent with the change in operating profit between years.

        Corporate Expenses.    Corporate expenses and management fees included in operating profit and Adjusted EBITDA consist of the following:

	Year ended December 31,
	2009	2008
	(in millions)
Corporate operating expenses	$10.7	$11.6
Employee costs and related benefits	11.7	10.4
Management fees and expenses	3.1	0.2

Corporate expenses—operating profit (loss)	$25.5	$22.2
Receivables sales and securitization expenses	1.7	2.6
Gain on repurchase of bonds	(29.4)	(3.9)
Depreciation	(0.1)	(0.1)
Other, net	0.2	(0.5)

Corporate expenses (income)—Adjusted EBITDA	$(2.1)	$20.3

        Corporate expenses included in our operating profit increased by approximately $3.3 million to $25.5 million in 2009, from $22.2 million in 2008. During 2009, we recorded a charge of approximately $2.9 million associated with the termination of our former chief executive officer. During 2008, we recorded a charge of approximately $1.6 million related to severance related to our corporate office restructuring. In addition, we incurred approximately $2.9 million of advisory services fees from Heartland Industrial Partners in connection with the debt refinancing activities in the fourth quarter of 2009. The net increase of $1.3 million in severance costs and $2.9 million in management fees and expenses was partially offset by a $0.9 million reduction in discretionary and overall spending levels in 2009. See gain (loss) on extinguishment of debt and other expense, net at the beginning of the 2009 compared to 2008 discussion for explanations for changes in receivables sales and securitization expenses and gain on repurchase of bonds.

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

Liquidity and Capital Resources

Cash Flows

        Cash provided by operating activities in 2010 was approximately $95.0 million, as compared to $83.5 million in 2009. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

  •
  In 2010, the Company generated $93.8 million in cash flows, based on the reported net income from operations and after considering the effects of non-cash items related to gains/losses on disposition of PP&E, bargain purchase gains, depreciation, amortization, compensation, changes in deferred taxes and other, net. In 2009, the Company generated $21.3 million based on the reported net loss from operations and after considering the effects of non-cash items.

  •
  In 2010, activity related to the use of our accounts receivable facility resulted in a net cash source of approximately $2.1 million, compared to a net cash use of approximately $15.6 million in 2009. The primary reason for the change between years was due to the lower borrowing requirements in 2009 compared to 2008, as we did not require any funding from our receivables facility at December 31, 2010 or December 31, 2009, compared to $20.0 million of borrowings at December 31, 2008.

  •
  Increases in receivables, generated from higher sales levels in 2010 compared to 2009, resulted in a use of cash of approximately $19.2 million in 2010, while decreases in receivables, based on the significantly lower sales in 2009 compared to 2008 due to the global economic recession, resulted in a source of cash of approximately $30.4 million in 2009. The change between years is due primarily to the increase in year-over-year sales, as our days sales outstanding of receivables were consistent in the mid-to-upper 40 day range as of December 31, 2010 and December 31, 2009, respectively.

  •
  For the year ended December 31, 2010, we used approximately $12.8 million of cash for investment in our inventories. For the year ended December 31, 2009, we reduced our investment in inventory, which resulted in a cash source of approximately $51.8 million. In 2009, due to the significantly lower demand levels resulting from the economic recession, management had a concerted focus to lower its investment in inventory, increase inventory turns and better align inventory levels with then-current end market demand. During 2010, management has continued its focus on inventory levels, primarily on improving inventory turns. While gross inventory levels are higher in 2010 than 2009, our days sales of inventory on hand has declined slightly, as we have not needed to make a significant investment in additional inventory in 2010 despite the 17.3% increase in sales year-over-year.

  •
  For the year ended December 31, 2010 , accounts payable and accrued liabilities resulted in a net source of cash of approximately $31.7 million, as compared to a net use of cash of $11.4 million for the year ended December 31, 2009. The increase in accounts payable and accrued liabilities is primarily a result of increased production levels during 2010. The increase was partially offset by our improved inventory management, as we continue to optimize inventory levels with changes in end market demand.

  •
  Prepaid expenses and other assets resulted in a use of cash of approximately $0.6 million for the year ended December 31, 2010. For the year ended December 31, 2009, prepaid expenses and other assets were a source of cash of approximately $7.0 million. Although sales levels increased by 17.3% in 2010 compared to 2009, prepaid expense and other assets increased only slightly from 2009 levels.

        Net cash used for investing activities for the year ended December 31, 2010 was approximately $37.9 million, as compared to net cash provided by investing activities of $9.1 million for the year ended December 31, 2009. During 2010, we paid approximately $30.8 million for business acquisitions, primarily for the asset acquisition from Taylor-Wharton within our Engineered Components reportable segment and the stock acquisition of South Texas Bolt & Fitting within our Energy reportable segment. We also incurred approximately $21.9 million in capital expenditures, which was a significant increase from 2009 levels of $14.1 million as a result of both the better economic conditions and funding a greater number of growth and productivity initiatives. The cash used for acquisitions and capital expenditures was partially offset by cash received from the sale of our property management line of business, our medical device line of business and other asset dispositions of approximately $14.8 million. During 2009, we generated approximately $23.2 million of cash from business and asset dispositions, primarily related to the sale of our specialty laminates, jacketings and insulation tapes line of business. We also incurred approximately $14.1 million in capital expenditures to support our growth initiatives.

        Net cash used by financing activities in 2010 was approximately $20.2 million, as compared to net cash used by financing activities of approximately $87.1 million for 2009. During 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $6.1 million as a result of our strong operating cash flows, as we did not require any borrowings on our available revolving facilities as of December 31, 2010. In addition, during 2010, we used approximately $12.1 million to pay down senior credit facilities in Australia and the U.S. During 2009, we used approximately $43.8 million of available cash to retire $73.2 million face value of our 9 7/8% senior subordinated notes due 2012 via open market purchases. During the fourth quarter of 2009, we refinanced our long-term debt, amending and extending our credit facility, retiring our senior subordinated notes and issuing new senior secured notes, paying approximately $16.7 million in fees and expenses. In conjunction with our debt refinance, we reduced the total amount of senior notes outstanding by approximately $11.6 million. In addition, we reduced our borrowings on our revolving credit facilities in 2009 by approximately $4.4 million and used approximately $10.6 million to pay down senior credit facilities in Australia, Italy and the U.S.

Our Debt and Other Commitments

        During the fourth quarter of 2009, we amended and restated our credit facilities, primarily to extend our maturity dates. Prior to the amendment and restatement, the credit facilities consisted of a $90.0 million revolving credit facility, a $60.0 million deposit-linked supplemental revolving credit facility and a $260.0 million term loan facility, of which $252.2 million was outstanding. Under the amended and restated credit facilities, the revolving credit facility was reduced to $83.0 million, while the supplemental revolving credit facility and term loan facility remained at $60.0 million and $252.2 million, respectively (collectively, the "Credit Facility"). During the second half of 2010, we elected to reduce our supplemental revolving credit facility from $60.0 million to $20.0 million. Key terms as of December 31, 2010 are as follows:

Instrument	Amount $ (in millions)	Maturity Date	Interest Rate
Term Loan Facility
Extended	$223.4	12/15/2015	LIBOR plus 4.00% with a 2.00% LIBOR floor
Non-extended	25.6	8/2/2013	LIBOR plus 2.25%

Total outstanding	$249.0

Revolving Credit Facility
Extended	$75.0	12/15/2013	LIBOR plus 4.00% or Prime plus 3.00%, as defined
Non-extended	8.0	8/2/2011	LIBOR plus 1.75%

Total available	$83.0

Instrument	Amount $ (in millions)	Maturity Date	Interest Rate
Supplemental Revolving Credit Facility
Extended	$17.7	8/2/2011	LIBOR plus 4.00% with a 2.00% LIBOR floor
Non-extended	2.3	8/2/2011	LIBOR plus 2.25%

Total available	$20.0

        At December 31, 2010, approximately $249.0 million was outstanding on the term loan and no amounts were outstanding on the revolving credit facilities. Under the Credit Facility, up to $25.0 million in the aggregate is available in 2010 to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit.

        Under the Credit Agreement, we are required to make a prepayment of our term loan pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined in the agreement. For 2010, we are required to prepay $15.0 million of term loan under this provision, with such amount included in current maturities of long-term debt in the accompanying consolidated balance sheet. No amounts were required to be prepaid for 2009 under this provision.

        Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Facility is 5.00 to 1.00 as of December 31, 2010, 4.75 to 1.00 for January 1, 2011 to June 30, 2011, 4.50 to 1.00 for July 1, 2011 to September 30, 2011, 4.25 to 1.00 for October 1, 2011 to September 30, 2012, 4.00 to 1.00 for October 1, 2012 to June 30, 2013 and 3.50 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 3.06 to 1.00 at December 31, 2010. Our permitted interest expense coverage ratio under the Credit Facility is 2.00 to 1.00 as of December 31, 2010, 2.00 to 1.00 for July 1, 2010 to June 30, 2011, 2.25 to 1.00 for July 1, 2011 to June 30, 2012, 2.40 to 1.00 for July 1, 2012 to December 31, 2012, 2.50 to 1.00 for January 1, 2013 to September 30, 2013 and 2.75 to 1.00 for October 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.10 to 1.00 at December 31, 2010. At December 31, 2010, we were in compliance with our financial covenants.

        The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the year ended December 31, 2010.

Year ended December 31, 2010
(dollars in thousands)
Net income, as reported	$45,270
Bank stipulated adjustments:
Interest expense, net (as defined)	52,380
Income tax expense(1)	21,450
Depreciation and amortization	37,740
Non-cash expenses related to stock option grants(2)	2,180
Other non-cash expenses or losses	4,180
Non-recurring fees and expenses in connection with acquisition integration(3)	640
Negative EBITDA from discontinued operations(4)	200
Permitted dispositions(5)	(6,340)
Permitted acquisitions(6)	4,130

Consolidated Bank EBITDA, as defined	$161,830

	December 31, 2010
	(dollars in thousands)
Total long-term debt	$494,650
Aggregate funding under the receivables securitization facility	—

Total Consolidated Indebtedness, as defined	$494,650

Consolidated Bank EBITDA, as defined	$161,830
Actual leverage ratio	3.06	x

Covenant requirement	5.00	x

Interest expense, as reported	52,380
Interest income	(460)
Noncash amounts attributable to amortization of financing costs	(2,960)
Pro forma adjustment for acquisitions and dispositions	3,290

Total Consolidated Cash Interest Expense, as defined	$52,250

Consolidated Bank EBITDA, as defined	$161,830
Actual interest expense ratio	3.10	x

Covenant requirement	2.00	x

(1)
Amount includes tax expense associated with discontinued operations.

(2)
Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)
Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)
Not to exceed $10,000,000 in any fiscal year.

(5)
EBITDA from permitted dispositions, as defined.

(6)
EBITDA from permitted acquisitions, as defined.

        In 2010, two of our international businesses were also parties to loan agreements with banks, denominated in their local currencies. In the United Kingdom, we were party to a revolving debt agreement with a bank in the amount of £1.0 million. During the fourth quarter of 2010, we paid-in-full and closed the facility. In Australia, we are party to a debt agreement with a bank in the amount of $5.0 million Australian dollars. At December 31, 2010, we had no amounts outstanding under this agreement.

        Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. Through December 28, 2009, we were party to a 364-day accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of our domestic business operations. On December 29, 2009, we entered into a new three year accounts receivable facility through TSPC. This facility replaced our existing 364-day facility, which was due in February 2010. As of December 31, 2010, we had no amounts funded under the facility with $41.4 million available but not utilized.

        At December 31, 2010, our available revolving credit capacity of $103.0 million under our Credit Facility was reduced by approximately $23.7 million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit at December 31, 2010, we had $79.3 million of revolving credit capacity available, in addition to $41.4 million of available liquidity under our accounts receivable facility discussed above. After consideration of our leverage covenant, we had aggregate available funding under our revolving credit and accounts receivable facilities of $120.7 million at December 31, 2010.

        Our available revolving credit capacity under the Credit Facility, after consideration of approximately $23.7 million in letters of credit outstanding related thereto, is approximately $79.3 million, while our available liquidity under our accounts receivable facility ranges from $32 million to $59 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. To further illustrate this fluctuation within the year, our weighted-average daily amounts outstanding under our revolving credit and receivable facilities during the first half of 2010 approximated $43 million, while weighted-average daily amounts outstanding approximated $20 million over the second half of 2010. Weighted-average daily amounts outstanding under these facilities were significantly less in 2010 than in 2009 ($77 million in the front half of the year and $45 million in the back half of the year) due to significant levels of cash generated from operations during 2010 as a result of our improved sales and earnings levels. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.

        Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $120.7 million at December 31, 2010, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

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

        During the first three quarters of 2009, the Company utilized approximately $43.8 million of cash on hand to retire $73.2 million of face value of Sub Notes, resulting in a net gain of approximately $28.3 million, after considering non-cash debt extinguishment costs of $1.1 million. We did not retire any notes during 2010.

        Principal payments required under the Credit Facility term loan are: $15.0 million within 95 days of December 31, 2010, or earlier, as defined in the credit agreement, under the aforementioned excess cash flow sweep provision, $0.7 million due each calendar quarter through September 30, 2015, with $23.3 million due on August 2, 2013 and $198.3 million due on December 15, 2015.

        Our Credit Facility is guaranteed on a senior secured basis by us and all of our domestic subsidiaries, other than our special purpose receivables subsidiary, on a joint and several basis. In addition, our obligations and the guarantees thereof are secured by substantially all the assets of us and the guarantors.

        Our exposure to interest rate risk results from variable rates under our credit facility. Borrowings under our credit facility bear interest at various rates some of which are subject to a 2% LIBOR-floor, as more fully described above and in Note 12, "Long-term Debt," to the accompanying 2010 consolidated financial statements.

        At December 31, 2010, LIBOR approximated 0.26%. Based on our variable rate-based borrowings outstanding at December 31, 2010, and after consideration of the 2% LIBOR-floor applicable to $17.7 million of our supplemental revolving credit facility and $223.4 million of our term loan, a 1% increase in the per annum interest rate for borrowings under our U.S. and foreign credit facilities would increase our interest expense by approximately $ 0.3 million annually. The impact of a further decrease in LIBOR on our annual interest expense would not be material.

        We have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $15.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

Common Stock

        We voluntarily transferred our stock exchange listing in the U.S. from The New York Stock Exchange to the NASDAQ Global MarketSM effective August 24, 2009. Effective January 3, 2011, TriMas became eligible for inclusion, and is now listed, in the NASDAQ Global Select MarketSM. Our stock continues to trade under the symbol "TRS."

Off-Balance Sheet Arrangements

        Through December 28, 2009, we were party to a 364-day accounts receivable facility to sell, on an ongoing basis, the trade accounts receivable of certain business operations to our wholly-owned, bankruptcy-remote, special purpose subsidiary, TSPC. Subject to certain conditions, TSPC could from time to time sell an undivided fractional ownership interest in the pool of domestic receivables, up to approximately $55.0 million, to a third party multi-seller receivables funding company, or conduit. On December 29, 2009, we entered into a new three year accounts receivable facility through TSPC. This facility replaced our existing 364-day facility, which was due in February 2010. Our new three year facility is an important source of liquidity and increased the level of committed funding from $55.0 million to $75.0 million.

        Prior to January 1, 2010, amounts outstanding under the 364-day accounts receivable facility qualified for off-balance sheet accounting treatment, and costs and fees associated with the facility were included in other, net in our consolidated statement of operations. Effective January 1, 2010, based on changes in the accounting literature governing receivables sales, amounts funded under the new three year facility would be on-balance sheet as a component of current or long-term debt, and expenses related thereto are included in interest expense in our consolidated statement of operations. The Company did not have any amounts outstanding under the facility as of December 31, 2010 or 2009, but had $41.4 million and $32.1 million, respectively, available but not utilized.

        In future periods, if we are unable to renew or replace this facility, it could materially and adversely affect our liquidity.

Commitments and Contingencies

        Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating lease agreements and certain capital equipment, certain benefit obligations and principal and interest obligations on our term loan and Senior Notes. Interest on the extended term loans is based on LIBOR plus 400 basis points per annum with a 2.00% LIBOR floor, and interest on the non-extended term loans is based on LIBOR plus 225 basis points, which equaled 6.0% and 2.6%, at December 31, 2010, respectively. These rates were used to estimate our future interest obligations with respect to the term loan included in the table below.

        The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2010.

	Payments Due by Periods (dollars in thousands)
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual cash obligations:
Long-term debt	$499,240	$17,730	$28,660	$202,850	$250,000
Lease obligations	124,500	16,270	30,280	22,910	55,040
Benefit obligations	24,290	2,850	6,680	5,290	9,470
Interest obligations:
Term loan	59,860	13,330	25,500	21,030	—
Senior secured notes	170,230	24,380	48,750	48,750	48,350

Total contractual obligations	$878,120	$74,560	$139,870	$300,830	$362,860

        As of December 31, 2010, we had a $83.0 million revolving credit facility, a $20.0 million deposit-linked supplemental revolving credit facility and a $75.0 million accounts receivable facility. Throughout the year, outstanding balances under these facilities fluctuate and we incur additional interest obligations on such variable outstanding debt.

        Under the Credit Agreement, we are required to make a prepayment of our term loan pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined in the agreement. For 2010, we are required to prepay $15.0 million of term loan under this provision, with such amount included in current maturities of long-term debt in the accompanying consolidated balance sheet. No amounts were required to be prepaid for 2009 under this provision.

        As of December 31, 2010, we are contingently liable for standby letters of credit totaling $23.7 million issued on our behalf by financial institutions under our credit facilities. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.

Credit Rating

        We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On August 23, 2010, Moody's upgraded our credit ratings and assigned a rating of B3 to our senior secured notes, assigned a rating of B2 to our corporate family rating, assigned a rating of Ba3 to our senior secured credit facility, and affirmed our outlook as stable. On August 11, 2010, Standard & Poor's upgraded our outlook to stable and affirmed our credit facilities, senior secured notes, and corporate credit ratings of BB, B- and B+, respectively. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook

        As we entered 2010, we were coming off a very challenging 2009, where all but one of our reportable segments experienced significant declines in net sales and profitability levels compared to 2008 and historical levels. In response to the global economic recession, we implemented several initiatives in attempts to reduce our fixed cost structure, as evidenced by the success of our Profit Improvement Plan to realize $32 million of cost savings in 2009, and to generate additional cash from operations, as evidenced by the $83.5 million of cash flow from operating activities, primarily from our working capital initiatives and management, despite being in an economic recession. We also were able to refinance our debt structure and extend our significant debt maturities, providing for enhanced flexibility and potential liquidity.

        Strategic and operational initiatives implemented in 2009 provided us a solid foundation in 2010. As the U.S. economy began to improve in late 2009 and into 2010, we were able to capitalize on the operating leverage associated with our cost reduction activities, and were able to meet the higher end market demand without adding significant fixed costs back to our business. This fact, combined with our ongoing productivity and alternate sourcing initiatives, allowed us to achieve a 370 basis point improvement in gross profit margin on a 17.3% increase in net sales in 2010 compared to 2009. Net sales and profitability improved in five of our six reportable segments in 2010 compared to 2009, with significant improvement in Packaging, Engineered Components and both Cequent North America and Cequent Asia Pacific.

        In addition to our core growth and ongoing productivity initiatives, we were able to successfully complete two bolt-on acquisitions and integrate them into our legacy businesses. We will continue to look to identify similar opportunities for complimentary business acquisitions within our focused markets and execute on strategies to grow our existing business platforms.

        We enter 2011 cautiously optimistic that, given a continued economic recovery, we can continue to build upon the improvements made in the past two years to reduce our cost structure, increase our flexibility and instill a culture of continuous productivity in all that we do. Our top priorities for 2011 are consistent with those from 2010 and our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, to grow revenue via new products and expand our core products in non-U.S. markets, to continue to reduce our debt leverage and to increase our available liquidity. While our current debt structure does not have significant current debt maturities and allows for operating flexibility as we pursue and execute on our strategic priorities, significant deterioration in general economic conditions would adversely impact our anticipated revenue growth and financial performance.

Impact of New Accounting Standards

        As of December 31, 2010, there are no recently issued accounting pronouncements we have not yet adopted that would have a material impact on our results of operations or financial position.

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

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $4.6 million and $5.7 million at December 31, 2010 and 2009, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, but remain included in our consolidated balance sheet.

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

        Goodwill and Indefinite-Lived Intangibles.    We test goodwill and indefinite-lived intangible assets for impairment on an annual basis by comparing the estimated fair value of each of its reporting units and indefinite-lived intangible assets to the respective carrying value on the balance sheet. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.

        The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2010 goodwill impairment test, the Company had eleven reporting units within its six reportable segments.

        We estimate the fair value of its reporting units utilizing a combination of three valuation techniques: discounted cash flow (Income Approach), market comparable method (Market Approach) and market capitalization (Direct Market Data Method). The Income Approach is based on management's operating budget and internal five-year forecast. This approach utilizes forward-looking assumptions and projections, but considers factors unique to each of our businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The Market Approach considers potentially comparable companies and transactions within the industries where our reporting units participate, and applies their trading multiples to the our reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to the our reporting units, considering the diversity of the our businesses, their relative sizes and levels of complexity. We also use the Direct Market Data Method by comparing its book value and the estimates of fair value of the reporting units to our market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's high degree of leverage, and the limited float of the Company's common stock. Management evaluates and weights the results based on a combination of the Income and Market Approaches, and, in situations where the Income Approach results differ significantly from the Market and Direct Market Data Approaches, management re-evaluates and adjusts, if necessary, its assumptions.

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

        Future declines in sales and/or operating profit, declines in the Company's stock price, or other changes in our business or the markets for its products could result in further impairments of goodwill and other intangible assets.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates, commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products. We are also subject to interest risk as it relates to long-term debt, for which we have historically and may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, "Long-term Debt," in the notes to the financial statements for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule in the 2010 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriMas Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Detroit, Michigan
February 28, 2011

TriMas Corporation

Consolidated Balance Sheet

(Dollars in thousands, except per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$46,370	$9,480
Receivables, net	117,050	93,380
Inventories	161,300	141,840
Deferred income taxes	34,500	24,320
Prepaid expenses and other current assets	7,550	6,500
Assets of discontinued operations held for sale	—	4,250

Total current assets	366,770	279,770
Property and equipment, net	167,510	162,220
Goodwill	205,890	196,330
Other intangibles, net	159,930	164,080
Other assets	24,060	23,380

Total assets	$924,160	$825,780

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$17,730	$16,190
Accounts payable	128,300	92,840
Accrued liabilities	68,400	65,750
Liabilities of discontinued operations	—	1,070

Total current liabilities	214,430	175,850
Long-term debt	476,920	498,360
Deferred income taxes	63,880	42,590
Other long-term liabilities	56,610	47,000

Total liabilities	811,840	763,800

Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,065,856 and 33,895,503 shares at December 31, 2010 and 2009, respectively	340	330
Paid-in capital	531,030	528,370
Accumulated deficit	(465,110)	(510,380)
Accumulated other comprehensive income	46,060	43,660

Total shareholders' equity	112,320	61,980

Total liabilities and shareholders' equity	$924,160	$825,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Net sales	$942,650	$803,650	$1,013,820
Cost of sales	(662,300)	(594,830)	(750,450)

Gross profit	280,350	208,820	263,370
Selling, general and administrative expenses	(164,730)	(150,200)	(165,260)
Estimated future unrecoverable lease obligations	—	(5,250)	—
Fees incurred under advisory services agreement	—	(2,890)	—
Net loss on dispositions of property and equipment	(1,540)	(570)	(340)
Impairment of property and equipment	—	—	(500)
Impairment of goodwill and indefinite-lived intangible assets	—	—	(166,610)

Operating profit (loss)	114,080	49,910	(69,340)

Other expense, net:
Interest expense	(51,830)	(45,070)	(55,740)
Gain on extinguishment of debt	—	17,990	3,740
Gain on bargain purchase	410	—	—
Other expense, net	(1,510)	(1,750)	(2,260)

Other expense, net	(52,930)	(28,830)	(54,260)

Income (loss) from continuing operations before income tax expense	61,150	21,080	(123,600)
Income tax expense	(19,250)	(8,350)	(470)

Income (loss) from continuing operations	41,900	12,730	(124,070)
Income (loss) from discontinued operations, net of income taxes	3,370	(12,950)	(12,120)

Net income (loss)	$45,270	$(220)	$(136,190)

Earnings (loss) per share—basic:
Continuing operations	1.24	0.38	(3.71)
Discontinued operations, net of income taxes	0.10	(0.39)	(0.36)

Net income (loss) per share	$1.34	$(0.01)	$(4.07)

Weighted average common shares—basic	33,761,430	33,489,659	33,422,572

Earnings (loss) per share—diluted:
Continuing operations	1.21	0.37	(3.71)
Discontinued operations, net of income taxes	0.10	(0.38)	(0.36)

Net income (loss) per share	$1.31	$(0.01)	$(4.07)

Weighted average common shares—diluted	34,435,245	33,892,170	33,422,572

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$45,270	$(220)	$(136,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	—	930	184,530
Impairment of property and equipment	—	2,340	500
(Gain) loss on dispositions of property and equipment	(8,510)	570	70
Gain on bargain purchase	(410)	—	—
Depreciation	23,640	29,050	28,430
Amortization of intangible assets	14,100	14,890	15,640
Amortization of debt issue costs	2,960	2,240	2,450
Deferred income taxes	11,900	(5,950)	(19,690)
Gain on extinguishment of debt	—	(24,500)	(3,740)
Non-cash compensation expense	2,180	580	1,040
Net proceeds from (reductions in) sale of receivables and receivables securitization	2,050	(15,550)	(18,310)
(Increase) decrease in receivables	(19,240)	30,400	(480)
(Increase) decrease in inventories	(12,820)	51,780	(8,740)
(Increase) decrease in prepaid expenses and other assets	(600)	7,010	3,490
Increase (decrease) in accounts payable and accrued liabilities	31,740	(11,440)	(13,930)
Other, net	2,700	1,380	(3,900)

Net cash provided by operating activities, net of acquisition impact	94,960	83,510	31,170

Cash Flows from Investing Activities:
Capital expenditures	(21,900)	(14,060)	(29,170)
Acquisition of businesses, net of cash acquired	(30,760)	—	(6,650)
Net proceeds from disposition of businesses and other assets	14,810	23,190	2,440

Net cash provided by (used for) investing activities	(37,850)	9,130	(33,380)

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	(14,660)	(10,570)	(5,070)
Proceeds from borrowings on term loan facilities	—	—	490
Proceeds from borrowings on revolving credit facilities	476,310	802,820	576,990
Repayments of borrowings on revolving credit facilities	(482,360)	(807,180)	(566,970)
Retirement of senior subordinated notes	—	(300,390)	(4,120)
Proceeds on borrowings on senior secured notes	—	244,980	—
Debt refinance fees and expenses	—	(16,730)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(240)	—	—
Proceeds from exercise of stock options	130	—	—
Excess tax benefits from stock based compensation	600	—	—

Net cash provided by (used for) financing activities	(20,220)	(87,070)	1,320

Cash and Cash Equivalents:
Increase (decrease) for the year	36,890	5,570	(890)
At beginning of year	9,480	3,910	4,800

At end of year	$46,370	$9,480	$3,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,090	$43,600	$52,660

Cash paid for income taxes	$8,920	$8,200	$8,060

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2010, 2009 and 2008
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2007	$330	$525,960	$(373,970)	$56,170	$208,490
Comprehensive income (loss):
Net loss	—	—	(136,190)	—	(136,190)
Foreign currency translation	—	—	—	(17,810)	(17,810)
Defined pension and postretirement pension plans (net of tax of $0.04 million) (Note 17)	—	—	—	90	90
Change in fair value of cash flow hedge (net of tax of $0.4 million) (Note 13)	—	—	—	(720)	(720)

Total comprehensive loss	—	—	—	—	(154,630)

Non-cash compensation expense	—	1,040	—	—	1,040

Balances at December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900
Comprehensive income (loss):
Net loss	—	—	(220)	—	(220)
Foreign currency translation	—	—	—	7,620	7,620
Defined pension and postretirement pension plans (net of tax of $0.5 million) (Note 17)	—	—	—	(750)	(750)
Changes in fair value of cash flow hedges (net of tax of $0.6 million) (Note 13)	—	—	—	(940)	(940)

Total comprehensive income	—	—	—	—	5,710

Reclassification of compensation expense to be paid in restricted shares of common stock (Note 18)	—	790	—	—	790
Non-cash compensation expense	—	580	—	—	580

Balances at December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Comprehensive income (loss):
Net Income	—	—	45,270	—	45,270
Foreign currency translation	—	—	—	1,690	1,690
Defined pension and postretirement pension plans (net of tax of $0.5 million) (Note 17)	—	—	—	(720)	(720)
Changes in fair value of cash flow hedges (net of tax of $0.9 million) (Note 13)	—	—	—	1,430	1,430

Total comprehensive income	—	—	—	—	47,670

Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(240)	—	—	(240)
Stock option exercises and restricted stock vestings	10	120	—	—	130
Excess tax benefits from stock based compensation	—	600	—	—	600
Non-cash compensation expense	—	2,180	—	—	2,180

Balances at December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. Effective October 1, 2010, the Company's reportable segments were realigned to be consistent with its operating structure and strategic priorities. The Company previously defined its five reportable segments as Packaging, Energy, Aerospace & Defense, Engineered Components and Cequent. Following the realignment, the Company reports the following six segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. Packaging offers a broad spectrum of closure and dispensing solutions in industrial and consumer packaging applications. Energy is a manufacturer and distributor of specialty gaskets, fasteners and bolts for the oil and gas, petrochemical and industrial markets. Aerospace & Defense designs and manufactures a diverse range of industrial products for use in focused markets within the aerospace and defense markets. Engineered Components designs and manufactures a diverse range of industrial products for use in focused markets within the oil and gas, industrial, automotive and medical equipment markets. Cequent North America and Cequent Asia Pacific manufacture and distribute custom-engineered towing, trailering and electrical products. See Note 19, "Segment Information," for further information on each of the Company's reportable segments.

2. New Accounting Pronouncements

        As of December 31, 2010, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

3. Summary of Significant Accounting Policies

        Principles of Consolidation.    The accompanying consolidated financial statements include the accounts and transactions of TriMas and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, reserves for legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

        Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.

        Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $4.6 million and $5.7 million at December 31, 2010 and 2009, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Summary of Significant Accounting Policies (Continued)

estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

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

        The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2010 goodwill impairment test, the Company had eleven reporting units within its six reportable segments.

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

        The Income Approach requires the Company to calculate the present value of estimated future cash flows. In making this calculation, management makes significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also include significant assumptions related to including current and estimated economic trends and outlook, costs of raw materials, consideration of the Company's market capitalization as compared to the estimated fair values of the Company's reporting units determined using the Income Approach and other factors which are beyond management's control.

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

        Revenue Recognition.    Revenues from product sales are recognized when products are shipped or services are provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various programs. Such deductions are recorded during the period the related revenue is recognized.

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

        Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Cequent North America's distribution network, are included in selling, general and administrative expenses in the accompanying statement of operations. Shipping and handling costs were $4.1 million, $3.1 million and $4.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $6.1 million, $4.8 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying statement of operations.

        Research and Development Costs.    Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $0.7 million, $0.9 million and $1.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in cost of sales in the accompanying statement of operations.

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

        Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $(1.1) million, $0.7 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity.

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

        The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's term loan traded at 100.25% and 95.5% of par value as of December 31, 2010 and 2009, respectively. The Company's senior secured notes traded at approximately 108.5% and 98.5% of par value as of December 31, 2010 and 2009, respectively. The valuation of the term loan and senior secured notes was determined based on Level 2 inputs.

        Earnings Per Share.    Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 118,841 and 64,882 restricted shares for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, no restricted shares were included in the computation of net income (loss) per share because to do so would be anti-dilutive. Options to purchase 1,742,086, 1,839,344, and 1,596,213 shares of common stock were outstanding at December 31, 2010, 2009 and 2008, respectively. The calculation of diluted earnings per share included 554,974 and 337,629 options to purchase shares of common stock for the years ended December 31, 2010 and 2009, respectively; however, for the years ended December 31, 2008, no options to purchase shares of common stock were included the computation of net income (loss) per share because to do so would have been anti-dilutive for the periods presented.

        Stock-based Compensation.    The Company recognizes compensation expense related to equity awards based on their fair values as of the grant date.

        Other Comprehensive Income.    The Company refers to other comprehensive income as revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income is comprised of foreign currency translation adjustments, amortization of prior service costs and unrecognized gains and losses in actuarial assumptions and changes in unrealized gains and losses on derivatives.

        The components of accumulated other comprehensive income as of December 31 are as follows:

	2010	2009
	(dollars in thousands)
Foreign currency translation adjustments	$53,040	$51,350
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(6,750)	(6,030)
Unrealized loss on derivatives	(230)	(1,660)

Accumulated other comprehensive income	$46,060	$43,660

        Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Acquisitions

        On November 1, 2010, the Company acquired the stock of South Texas Bolt & Fitting, Inc. ("STBF") for the purchase price of $18.0 million, net of cash acquired. STBF is a diversified manufacturer and distributor of various types of stud bolts, industrial fasteners and specialty products to the oil field and industrial markets, and had approximately $14.5 million in revenue during the twelve months ended June 30, 2010. STBF has been integrated into the Company's Lamons business within the Energy reportable segment.

        On June 8, 2010, the Company's Norris Cylinder subsidiary, included in the Company's Engineered Components reportable segment, completed the acquisition of certain assets and liabilities from Taylor-Wharton International, LLC ("TWI") and its subsidiary, TW Cylinders, related to TWI's high and low-pressure cylinder business for $11.1 million, including a net working capital adjustment of $0.1 million, which was finalized during the fourth quarter of 2010. The acquisition was completed following approval by the United States Bankruptcy Court for the District of Delaware pursuant to Section 363 of the U.S. Bankruptcy Code. The assets purchased generated approximately $17 million in revenue during 2009. The fair value of the net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $0.4 million, which is included in other expense, net in the accompanying consolidated results of operations for the year ended December 31, 2010.

        The assets acquired, liabilities assumed and results of operations of the aforementioned acquisitions are not significant compared to the overall assets, liabilities and results of operations of the Company.

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

        During the fourth quarter of 2008, the Company entered into a binding agreement to sell certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging reportable segment. The Company recognized an impairment charge of approximately $12.3 million in December 2008 to write-down the value of goodwill and intangible assets to fair value in this business and recorded a charge of approximately $1.8 million related to severance benefits for approximately 125 employees to be terminated upon completion of the sale. The sale was completed in February 2009 for cash proceeds of approximately $21.0 million. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During first quarter 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $10.7 million for future lease obligations on the facility, net of estimated sublease recoveries. During the fourth quarter of 2010, the Company re-evaluated its estimate of unrecoverable future obligations and recorded an additional charge of approximately $3.5 million based on the further deterioration of real estate values and market comparables for this facility.

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

        The assets and liabilities of the Wood Dale, IL operating location that was part of the Company's discontinued industrial fastening business were sold in December 2006, but purchaser did not assume the lease agreement for the facility that expires in 2022. During the fourth quarter of 2008, the Company re-evaluated its estimate of unrecoverable future obligations and recorded charges of $3.7 million. The facility remains available for sublease as of December 31, 2010.

        The results of the aforementioned businesses are reported as discontinued operations for all periods presented.

        Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net sales	$660	$13,500	$64,920

Income (loss) from discontinued operations, before income tax (expense) benefit	$5,570	$(21,820)	$(25,200)
Income tax (expense) benefit	(2,200)	8,870	13,080

Income (loss) from discontinued operations, net of income tax (expense) benefit	$3,370	$(12,950)	$(12,120)

        Assets and liabilities of the discontinued operations as of December 31, are summarized as follows:

	2010	2009
	(dollars in thousands)
Receivables, net	$—	$200
Property and equipment, net	—	4,050

Total assets	$—	$4,250

Accounts payable	$—	$150
Accrued liabilities and other	—	920

Total liabilities	$—	$1,070

6. Mosinee Plant Closure

        In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions currently in Mosinee to lower-cost manufacturing facilities or to third-party sourcing partners. The Company completed the move and ceased operations in Mosinee in 2009. During the fourth quarter of 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent North America reportable segment of approximately $5.3 million for future lease obligations on the facility, net of estimated lease recoveries. During 2009, the Company recorded charges of approximately $1.8 million, primarily related to cash costs for severance

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Mosinee Plant Closure (Continued)

benefits for approximately 160 employees to be involuntarily terminated as part of the closure. The Company fully paid all severance benefits during 2009 and 2010.

        In addition, the Company recorded approximately $2.6 million of accelerated depreciation expense in 2009 as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company no longer utilized following the facility closure (see Note 10).

7. Goodwill and Other Intangible Assets

        The Company conducted its annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2010. For purposes of the goodwill test, the Company gave equal weight to the Income and Market Approaches, while utilizing the Direct Market Data Approach for additional evidence of fair value. Significant management assumptions used under the Income Approach were weighted average costs of capital ranging from 12.0%—15.0% and estimated residual growth rates ranging from 0%—2.0%. In considering the weighted average cost of capital for each reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions. Upon completion of its annual goodwill impairment test in 2010, the Company determined that each of its reporting units with recorded goodwill passed the Step I impairment test, with the estimated fair value of each of these reporting units exceeding the carrying value by more than 30%. In addition, a 1% reduction in residual growth rate combined with a 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment test. For purposes of the indefinite-lived intangible asset impairment test, the Company utilized the Income Approach used in the goodwill impairment test and applied the royalty relief method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of its annual indefinite-lived intangible asset impairment test, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.

        In completing its annual goodwill impairment test in 2009, the Company determined that each of its reporting units with recorded goodwill passed the Step I impairment test, with the estimated fair value of each of those reporting units exceeding the carry value by more than 20%. In addition, a 1% reduction in residual growth rate combined with 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment test. In completing its annual indefinite-lived intangible asset impairment test in 2009, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.

        Upon completion of its annual tests in 2008, the Company determined that certain reporting units failed Step I of the goodwill impairment test, requiring a Step II test to determine the amount, if any, of an impairment charge. In addition, for certain indefinite-lived intangible assets , the Company determined that the carrying value exceeded the fair value. Based on the results of Step II testing for goodwill and the results of the indefinite-lived intangible asset testing, the Company recorded pre-tax goodwill and indefinite-lived intangible asset impairment charges in the fourth quarter of 2008 of $61.2 million and $8.8 million, respectively, in its Cequent North America segment, and $58.7 million and $3.8 million, respectively, in the Company's Packaging segment. The Company recorded a pre-tax goodwill impairment charge in the fourth quarter of 2008 of $19.2 million in its Engineered Components segment and $14.9 million in its Cequent Asia Pacific segment.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Other Intangible Assets (Continued)

        Future declines in sales and operating profit or declines in the Company's stock price may result in additional goodwill and indefinite-lived intangible asset impairments.

        Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2008	$113,760	$41,800	$43,540	$3,180	$—	$—	$202,280
Purchase accounting adjustments	(740)	(5,990)	(2,410)	—	—	—	(9,140)
Foreign currency translation and other	2,440	750	—	—	—	—	3,190

Balance, December 31, 2009	$115,460	$36,560	$41,130	$3,180	$—	$—	$196,330

Goodwill from acquisitions	—	11,400	—	—	—	—	11,400
Foreign currency translation and other	(2,140)	300	—	—	—	—	(1,840)

Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890

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

        The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2010 and 2009 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of December 31, 2010		As of December 31, 2009
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$32,220	$(20,650)	$24,710	$(18,290)
15 - 25 years	154,610	(69,480)	154,610	(61,250)

Total customer relationships	186,830	(90,130)	179,320	(79,540)

Technology and other:
1 - 15 years	26,910	(22,870)	25,800	(22,060)
17 - 30 years	42,460	(18,690)	42,120	(16,640)

Total technology and other	69,370	(41,560)	67,920	(38,700)

Trademark/Trade names (indefinite life)	35,420	—	35,080	—

	$291,620	$(131,690)	$282,320	$(118,240)

        Amortization expense related to technology and other intangibles was approximately $3.6 million, $4.2 million, and $3.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Other Intangible Assets (Continued)

included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $10.5 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, and is included in selling, general and administrative expenses in the accompanying statement of operations.

        Estimated amortization expense for the next five fiscal years beginning after December 31, 2010 is as follows: 2011—$13.8 million, 2012—$13.6 million, 2013—$11.8 million, 2014—$11.6 million, and 2015—$11.6 million.

8. Receivables Facility

        On December 29, 2009, the Company entered into a new three year accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of December 31, 2010 or 2009, but had $41.4 million and $32.1 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. As of December 31, 2010, the cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.00% and a fee on the unused portion of 0.75%. Aggregate costs incurred under this facility were $1.1 million in 2010, and are included in interest expense in the accompanying consolidated statement of operations. The Company incurred approximately $1.3 million in fees and expenses in 2009 to complete the new facility which expires on December 29, 2012. The Company did not sell any receivables under the new facility during December 2009.

        The costs of funds incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. For the year ended December 31, 2010, the costs of funds under the facility were based on an average liquidation period of the portfolio of approximately 1.5 months and an average discount rate of 1.7%.

        Through December 28, 2009, TriMas was party to a 364-day accounts receivable facility through TSPC. Under this facility, TSPC, from time to time, was able to sell an undivided fractional ownership interest in the pool of receivables up to approximately $55.0 million to a third party multi-seller receivables funding company. The net proceeds of the sale of receivables were less than the face amount of accounts receivable sold by an amount that approximated the purchaser's financing costs. The cost of funds under this facility consisted of a commercial paper-based rate plus a usage fee of 4.5% and 1.05% in 2009 and 2008, respectively, and a fee on the unused portion of the facility of 2.25% and 0.5% during 2009 and 2008, respectively. Previously, the Company completed its annual renewal of this facility in February 2009, incurring approximately $0.4 million. Aggregate costs incurred under this facility, including renewal costs, were $1.2 million and $2.3 million in 2009 and 2008, respectively, and such amounts are included in other expense, net in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Receivables Facility (Continued)

        In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of December 31, 2010 and 2009, the Company's funding under these arrangements was approximately $2.1 million and $4.5 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 0.6%, 1.9% and 2.2%, at December 31, 2010, 2009 and 2008, respectively. Costs associated with the Company's European factoring arrangements were approximately $0.2 million, $0.3 million and $0.4 million in 2010, 2009 and 2008, respectively, and are included in other expense, net in the accompanying consolidated statement of operations.

9. Inventories

        Inventories consist of the following components:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Finished goods	$106,630	$95,420
Work in process	20,680	16,270
Raw materials	33,990	30,150

Total inventories	$161,300	$141,840

10. Property and Equipment, Net

        Property and equipment consists of the following components:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Land and land improvements	$2,970	$2,380
Buildings	50,490	44,810
Machinery and equipment	294,940	283,710

	348,400	330,900
Less: Accumulated depreciation	180,890	168,680

Property and equipment, net	$167,510	$162,220

        Depreciation expense was approximately $23.6 million, $26.7 million and $25.5 million for each of the years ended December 31, 2010, 2009 and 2008, respectively, of which $20.9 million, $23.8 million and $21.8 million, respectively, is included in cost of sales in the accompanying statement of operations, and $2.7 million, $2.9 million and $3.7 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Property and Equipment, Net (Continued)

        In 2008, the Company recorded an impairment charge of approximately $0.5 million to the write-down of the net book value of certain machinery and equipment within the Cequent North America segment to net realizable value.

11. Accrued Liabilities

	December 31, 2010	December 31, 2009
	(dollars in thousands)
Self-insurance	$10,650	$10,840
Wages and bonus	21,810	14,720
Other	35,940	40,190

Total accrued liabilities	$68,400	$65,750

12. Long-term Debt

        The Company's long-term debt consists of the following:

	December 31, 2010	December 31, 2009
	(dollars in thousands)
U.S. bank debt	$248,950	$256,680
Non-U.S. bank debt and other	290	12,890
9 3/4% senior secured notes, due December 2017	245,410	244,980

	494,650	514,550
Less: Current maturities, long-term debt	17,730	16,190

Long-term debt	$476,920	$498,360

U.S. Bank Debt

        The Company is a party to a credit facility consisting of a $83.0 million revolving credit facility, a $20.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). The Company amended and restated its Credit Facility in 2009,

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Long-term Debt (Continued)

primarily to extend the maturity dates. Below is a summary of the key terms of the Company's available and outstanding borrowings under the Credit Facility as of December 31, 2010:

Instrument	Amount $ (in millions)	Maturity Date	Interest Rate
Term Loan Facility
Extended	$223.4	12/15/2015	LIBOR plus 4.00% with a 2.00% LIBOR floor
Non-extended	25.6	8/2/2013	LIBOR plus 2.25%

Total outstanding	$249.0

Revolving Credit Facility
Extended	$75.0	12/15/2013	LIBOR plus 4.00% or Prime plus 3.00%, as defined
Non-extended	8.0	8/2/2011	LIBOR plus 1.75%

Total available	$83.0

Supplemental Revolving Credit Facility
Extended	$17.7	8/2/2011	LIBOR plus 4.00% with a 2.00% LIBOR floor
Non-extended	2.3	8/2/2011	LIBOR plus 2.25%

Total available	$20.0

        If, prior to December 16, 2011, the Company prepays the extended portion of its term loan ($223.4 million) and/or $20.0 million deposit-linked supplemental revolving credit facility using a new term loan facility or a synthetic letter of credit (or similar) facility with lower interest rate margins, then the Company is required to pay 1% premium of the aggregate principal amount so prepaid.

        Under the Credit Agreement, the Company is required to make a prepayment of its term loan pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined in the agreement. For 2010, the Company is required to prepay $15.0 million of term loan under this provision, with such amount included in current maturities of long-term debt in the accompanying consolidated balance sheet. No amounts were required to be prepaid for 2009 under this provision.

        During the second half of 2010, the Company elected to reduce its supplemental revolving credit facility from $60.0 million to $20.0 million. Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2010 and 2009, the Company had letters of credit of approximately $23.7 million and $31.2 million, respectively, issued and outstanding.

        The Company had $0 million and $5.1 million outstanding under its revolving credit facility at December 31, 2010 and 2009, respectively, and had an additional $79.3 million and $101.7 million potentially available after giving effect to approximately $23.7 million and $31.2 million of letters of credit issued and outstanding at December 31, 2010 and 2009, respectively. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $120.7 million and $114.3 million of capacity available to it for general corporate purposes under its revolving credit and accounts receivable facilities at December 31, 2010 and 2009, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Long-term Debt (Continued)

        The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries, of approximately $336.9 million and $270.4 million at December 31, 2010 and 2009, respectively, are presented in the financial information in Note 22, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including: restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The Credit Agreement also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The Company was in compliance with its covenants at December 31, 2010.

        Principal payments required under the Credit Facility term loan are: $15.0 million within 95 days of December 31, 2010, or earlier, as defined in the credit agreement, under the aforementioned excess cash flow sweep provision, $0.7 million due each calendar quarter through September 30, 2015, with $23.3 million due on August 2, 2013 and $198.3 million due on December 15, 2015.

Non-U.S. Bank Debt

        During the fourth quarter of 2010, the Company's subsidiary in the United Kingdom paid-in-full and closed its revolving credit facility. At December 31, 2009, the balance outstanding under this facility was approximately $0.8 million at an interest rate of 2.5%.

        In Australia, the Company's subsidiary is party to a debt agreement which matures March 31, 2011 and is secured by substantially all the assets of the subsidiary. At December 31, 2010, the Company's subsidiary had no amounts outstanding under this agreement. At December 31, 2009, the balance outstanding under this agreement was approximately $11.7 million at an average interest rate of approximately 6.6%.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Long-term Debt (Continued)

Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.

        The Notes are general senior secured obligations of the Company, and are pari passu in right of payment with all existing and future indebtedness of the Company that is not subordinated in right of payment to the Senior Notes.

        Prior to December 15, 2012, the Company may redeem up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. Prior to December 15, 2013, the Company may redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Notes redeemed plus the applicable "make whole premium", accrued and unpaid interest and additional interest, if any, to the date of such redemption After December 15, 2013, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Senior Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

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

        The Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At December 31, 2010, the Company was in compliance with all such covenant requirements.

        The Company's unamortized debt issuance costs approximated $11.3 million and $13.5 million at December 31, 2010 and 2009, respectively, and are included in other assets in the accompanying consolidated balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. The Company's unamortized discount on the Senior Notes was $4.6 and $5.0 million at December 31, 2010 and 2009, respectively. Debt issuance costs for the Credit Facility and the discount on the Senior Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. Amortization expense for these items was approximately $2.5 million, $2.2 million and $2.5 million in 2010, 2009 and 2008, respectively, and is included in interest expense in the accompanying statement of operations. In addition, the Company incurred non-cash debt extinguishment costs of approximately $4.9 million and $0.2 million for the years ended December 31, 2009 and 2008, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Long-term Debt (Continued)

        Future maturities of the face value of long-term debt at December 31, 2010 are as follows:

Year Ending December 31:	(dollars in thousands)
2011	$17,730
2012	2,670
2013	25,990
2014	2,610
2015	200,240
Thereafter	250,000

Total	$499,240

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

        Up to the date of the credit facility refinance, the Company had utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. At the date of the credit facility refinance, the Company had $1.7 million (net of tax of $1.1 million) of unrealized loss in accumulated other comprehensive income related to the interest rate swaps, which, due to the swaps no longer being effective hedges, was frozen and all subsequent changes in the fair value of the interest rate swaps are recorded directly in interest expense in the statement of operations. The previously-effective amount frozen in accumulated other comprehensive income is being amortized into earnings over the period in which the originally hedged transactions would have affected earnings.

        In the first quarter of 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility, however, the amended interest rate swaps have not been designated as hedging instruments. For the years ended December 31, 2010 and 2009, approximately $2.3 million and $0.1 million, respectively, of unrealized loss from accumulated other comprehensive income was amortized into earnings as interest expense after the Company discontinued hedge accounting. Over the next 12 months, the Company expects approximately $0.4 million of unrealized loss in accumulated other

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Derivative Instruments (Continued)

comprehensive income incurred while the interest rate swaps were effective to be amortized into earnings as interest expense.

        As of December 31, 2009, the Company held a foreign exchange forward contract with a notional value of 55.5 million Mexican pesos and a foreign exchange forward contract with a notional value of £6.5 million. These contracts expired during first quarter of 2010 and were not designated as hedging instruments.

        As of December 31, 2010 and 2009, the fair value carrying amounts of the Company's derivative instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$1,130	$1,700
Interest rate swaps	Other long-term liabilities	—	—	—	660
Foreign currency forward contracts	Accrued liabilities	—	—	—	150

Total derivatives not designated as hedging instruments		$—	$—	$1,130	$2,510

        Valuations of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, are shown below:

		December 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,130)	$—	$(1,130)	$—

		December 31, 2009
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(2,360)	$—	$(2,360)	$—
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Derivative Instruments (Continued)

        The effect of derivative instruments on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Gain (Loss) Reclassified from AOCI into Earnings
	As of December 31,		Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	Year ended December 31
	2010	2009		2010	2009	2008
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(230)	$(1,660)	Interest expense	$(2,350)	$(2,880)	$250

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Year ended December 31			Location of Gain (Loss) Recognized in Earnings on Derivatives
	2010	2009	2008
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$(1,610)	$420	$—	Interest expense
Foreign currency forward contracts	$—	$(150)	$—	Other expense, net

14. Leases

        TriMas leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for TriMas totaled approximately $15.4 million in 2010, $14.7 million in 2009 and $15.5 million in 2008.

        Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2010, including approximately $2.2 million annually related to discontinued operations, are summarized below:

Year Ending December 31:	(dollars in thousands)
2011	$16,270
2012	15,920
2013	14,360
2014	12,610
2015	10,300
Thereafter	55,040

Total	$124,500

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Environmental

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

Asbestos

        As of December 31, 2010, the Company was a party to approximately 1,050 pending cases involving an aggregate of approximately 8,200 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2008	9,544	723	2,668	75	$1,813	$3,448,000
Fiscal year ended December 31, 2009	7,524	586	254	40	$4,644	$2,652,000
Fiscal year ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000

        In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.

        The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

the 8,200 claims pending at December 31, 2010, 40 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 28 of the 40 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 9 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 3 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 30 of the 40 claims sought between $50,000 and $600,000, 7 sought between $1.0 million and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 28 of the 40 claims sought between $1.0 and $2.5 million, 9 sought between $2.5 million and $5.0 million and 3 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.

        Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely that there will to be a period within the next three years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

        Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability. Based upon the Company's experience to date, including the trend in annual defense and settlement costs incurred to date, and other available information (including the availability of excess insurance), the Company does not believe that these cases will have a material adverse effect on its financial position and results of operations or cash flows.

Metaldyne Corporation

        Prior to June 6, 2002, the Company was wholly-owned by Metaldyne Corporation ("Metaldyne"). In connection with the reorganization between TriMas and Metaldyne in June 2002, TriMas assumed certain liabilities and obligations of Metaldyne, mainly comprised of contractual obligations to former TriMas employees, tax related matters, benefit plan liabilities and reimbursements to Metaldyne of normal course payments to be made on TriMas' behalf.

        On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation ("Asahi") whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company were no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

retirement plan ("SERP"). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners ("Heartland"), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2010, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $5.2 million. However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $7.6 million, which could result in future charges to the Company's statement of operations of up to $2.4 million. The Company continues to review the validity of these assertions.

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

Ordinary Course Claims

        The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation is likely to have a material adverse effect on its financial position and results of operations or cash flows.

16. Related Parties

        Heartland has the right to earn a fee not to exceed 1% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company, subject to the approval, on a case-by-case basis, by the disinterested members of the Company's Board of Directors. Heartland did not charge the Company any fees related to transaction services in 2010. During 2009, Heartland charged the Company approximately $2.9 million for services rendered in connection with the Company's debt refinancing activities.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans

Pension and Profit-Sharing Benefits

        The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were approximately $4.2 million, $4.2 million and $4.9 million in 2010, 2009 and 2008, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.

Postretirement Benefits

        The Company provides postretirement medical and life insurance benefits, none of which are pre-funded, for certain of its active and retired employees.

Plan Assets, Expenses and Obligations

        Plan assets, expenses and obligations for pension and postretirement benefit plans disclosed herein include both continuing and discontinued operations.

        Net periodic pension and postretirement benefit expense (income) recorded in the Company's statement of operations for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2010	2009	2008	2010	2009	2008
	(dollars in thousands)
Service cost	$600	$530	$470	$—	$—	$90
Interest cost	1,570	1,620	1,490	70	100	420
Expected return on plan assets	(1,570)	(1,610)	(1,560)	—	—	—
Amortization of prior-service cost	—	10	—	(270)	(260)	—
Settlement/curtailment gain	—	—	—	—	(90)	(1,600)
Amortization of net (gain)/loss	440	310	280	(50)	(30)	30

Net periodic benefit expense (income)	$1,040	$860	$680	$(250)	$(280)	$(1,060)

        In 2009, the Company settled obligations outstanding under certain of its postretirement benefit plans, resulting in the recognition of previously deferred gains of approximately $0.1 million. In 2008, the Company's post-retirement benefit obligation decreased approximately $4.1 million due to amendments and/or curtailments of certain of the Company's plans, resulting in recognition of an approximate $1.6 million gain.

        The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is $0.4 million.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2010, 2009 and 2008. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2010	2009	2008	2010	2009	2008
Discount rate for obligations	5.500%	6.125%	6.375%	4.66%	5.25%	6.650%
Discount rate for benefit costs	6.125%	6.375%	6.75%	5.25%	6.65%	6.375%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.25%	8.50%	N/A	N/A	N/A

        The Company utilizes a high-quality (Aa) corporate bond yield curve as the basis for its domestic discount rate for its pension and postretirement benefit plans. Management believes this yield curve removes the impact of including increased required corporate bond yields (potentially considered in the above-median curve) resulting from the economic downturn in 2008 and 2009 that do not necessarily reflect the general trend in high-quality interest rates.

        Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2010, 2009 and 2008. Weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2010	2009	2008
Discount rate for obligations	5.50%	5.90%	6.70%
Discount rate for benefit costs	5.90%	6.70%	5.80%
Rate of increase in compensation levels	4.00%	4.20%	4.15%
Expected long-term rate of return on plan assets	7.00%	7.30%	8.55%

        The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2010 and 2009 and the funded status as of December 31, 2010 and 2009:

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(27,250)	$(24,500)	$(1,500)	$(1,830)
Service cost	(600)	(530)	—	—
Interest cost	(1,570)	(1,620)	(70)	(100)
Participant contributions	(40)	(50)	(10)	—
Actuarial gain (loss)	(2,430)	(1,300)	340	240
Benefit payments	1,750	1,830	140	100
Curtailment/terminations	—	—	—	90
Change in foreign currency	290	(1,080)	—	—

Projected benefit obligations at December 31	$(29,850)	$(27,250)	$(1,100)	$(1,500)

Accumulated benefit obligations at December 31	$(27,530)	$(26,460)	$(1,100)	$(1,500)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
	(dollars in thousands)
Changes in Plan Assets
Fair value of plan assets at January 1	$17,990	$15,110	$—	$—
Actual return on plan assets	2,130	1,960	—	—
Employer contributions	1,890	1,640	130	100
Participant contributions	40	50	10	—
Benefit payments	(1,750)	(1,830)	(140)	(100)
Change in foreign currency	(150)	1,060	—	—

Fair value of plan assets at December 31	$20,150	$17,990	$—	$—

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
	(dollars in thousands)
Funded Status
Plan assets less than projected benefits at December 31	$(9,700)	$(9,250)	$(1,100)	$(1,500)
Unrecognized prior-service cost	150	170	(1,800)	(2,070)
Unrecognized net loss/(gain)	12,800	11,380	(680)	(390)

Net asset (liability) recognized at December 31	$3,250	$2,300	$(3,580)	$(3,960)

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
	(dollars in thousands)
Components of the Net Asset Recognized
Prepaid benefit cost	$970	$940	$—	$—
Current liabilities	(390)	(390)	(190)	(470)
Noncurrent liabilities	(10,280)	(9,800)	(910)	(1,030)
Accumulated other comprehensive loss	12,950	11,550	(2,480)	(2,460)

Net asset (liability) recognized at December 31	$3,250	$2,300	$(3,580)	$(3,960)

	Pension Benefit		Postretirement Benefit
	2010	2009	2010	2009
	(dollars in thousands)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(28,190)	$(25,620)	$(1,100)	$(1,500)
Plan assets	17,630	15,490	—	—

Benefit obligation in excess of plan assets	$(10,560)	$(10,130)	$(1,100)	$(1,500)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

        The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2010 Benefit Obligation		2010 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(870)	$(20)	$(70)	$—
25 basis point decrease	900	20	70	—
Expected return on assets
50 basis point increase	N/A	N/A	$(110)	N/A
50 basis point decrease	N/A	N/A	110	N/A

        The Company expects to make contributions of approximately $2.3 million to fund its pension plans and $0.2 million to fund its postretirement benefit payments during 2011.

Plan Assets

        The Company's overall investment goal is to provide for capital growth with a moderate level of volatility by investing assets in targeted allocation ranges. Specific long term investment goals include total investment return, diversity to reduce volatility and risk, and to achieve an asset allocation profile that reflects the general nature and sensitivity of the plans' liabilities. Investment goals are established after a comprehensive review of current and projected financial statement requirements, plan assets and liability structure, market returns and risks as well as special requirements of the plans. The Company reviews investment goals and actual results annually to determine whether stated objectives are still relevant and the continued feasibility of achieving the objectives.

        The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2010 and 2009 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2010	2009	Target	2010	2009
Equity securities	50%-70%	58%	57%	50%-60%	41%	39%
Debt securities	30%-50%	35%	38%	40%-50%	59%	61%
Cash	—	7%	5%	—	—%	—%

Total	100%	100%	100%	100%	100%	100%

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

        The following table summarizes the level under the fair value hierarchy (see Note 3) that the Company's pension plan assets are measured on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
Equity Securities
Investment funds	$7,930	$3,820	$4,110	$—
Common stock	4,950	—	4,950	—
Fixed Income Securities
Investment funds	3,400	—	3,400	—
Government bonds	1,100	1,100	—	—
Government agencies	780	780	—	—
Corporate bonds	920	920	—	—
Other(a)	410	40	370	—
Cash and Cash Equivalents
Money market funds	70	70	—	—
Short term investment funds	590	—	590	—

Total	$20,150	$6,730	$13,420	$—

(a)
Comprised of mortgage-backed and asset backed securities.

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
December 31, 2011	$1,620	$190
December 31, 2012	1,780	110
December 31, 2013	1,830	80
December 31, 2014	1,890	80
December 31, 2015	1,950	70
Years 2016-2020	11,110	270

        The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2010 was 9.0% for pre-65 plan participants and 9.0% for post-65 plan

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Employee Benefit Plans (Continued)

participants, decreasing to an ultimate rate in 2018 of 5.0%. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage- Point Increase	One Percentage- Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	70	(60)

18. Equity Awards

        The Company maintains two long-term equity incentive plans, the TriMas Corporation 2006 Long Term Equity Incentive Plan (the "2006 Plan") and the 2002 Long Term Equity Incentive Plan (the "2002 Plan"). The 2006 Plan provides for the issuance of equity-based incentives in various forms for up to an aggregate of 2,435,877 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. The 2002 Plan provides for the issuance of equity-based incentives in various forms, of which a total of 1,786,123 shares have been approved for issuance. In general, stock options and stock appreciation rights have a fungible ratio of one-to-one (one granted option/appreciation right counts as one share against the aggregate available to issue) under both the 2002 Plan and the 2006 Plan, while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of one-to-one under the 2002 Plan and two-to-one under the 2006 Plan. See below for details of awards by plan.

2006 Plan

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity Awards (Continued)

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

        Information related to stock options at December 31, 2010 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	554,000	$1.14
Granted	—	—
Exercised	(10,666)	1.01
Cancelled	—	—

Outstanding at December 31, 2010	543,334	$1.15	8.1	$10,493,850

        As of December 31, 2010, 173,998 stock options were exercisable under the 2006 Plan. In addition, the fair value of options which vested during the years ended December 31, 2010 and 2009 was $0.1 million and $0 million, respectively. As of December 31, 2010 and 2009, there was approximately $40 thousand and $0.1 million, respectively, of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 1.0 years and 1.5 years, respectively.

        In 2010, the Company granted 50,000 restricted shares of common stock. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

        Information related to restricted shares at December 31, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	251,937	$5.99
Granted	50,000	11.26
Vested	(172,313)	6.16
Cancelled	(2,296)	8.80

Outstanding at December 31, 2010	127,328	$7.78	1.1	$2,605,130

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity Awards (Continued)

        As of December 31, 2010 and 2009, there was approximately $0.5 million and $0.9 million, respectively, of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 0.8 years and 0.6 years, respectively.

        The Company recognized stock-based compensation expense of approximately $1.0 million, $0.4 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

2002 Plan

        In 2010, the Company granted 97,870 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $6.09 and had a weighted-average fair value at grant date of $2.60. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.7% and expected volatility of 40%.

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

        Information related to stock options at December 31, 2010 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	1,285,344	$13.45
Granted	97,870	6.09
Exercised	(113,617)	1.03
Cancelled	(70,845)	7.74

Outstanding at December 31, 2010	1,198,752	$14.37	5.3	$8,398,880

        As of December 31, 2010, 751,184 stock options were exercisable under the 2002 Plan. In addition, the fair value of options which vested during the years ended December 31, 2010 and 2009 was $0.1 million and $0.3 million, respectively. As of each period ended December 31, 2010 and 2009, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 0.9 years and 1.4 years respectively.

        In 2010, the Company granted 78,090 restricted shares of common stock to certain employees. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Equity Awards (Continued)

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

        Information related to restricted shares at December 31, 2010 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	126,950	$5.20
Granted	78,090	6.09
Vested	(82,960)	5.20
Cancelled	(190)	5.20

Outstanding at December 31, 2010	121,890	$5.77	1.5	$2,493,870

        As of December 31, 2010 and 2009, there was approximately $0.3 million and $0.5 million, respectively, of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.4 years and 0.6 years, respectively.

        The Company recognized stock-based compensation expense of approximately $1.2 million, $0.2 million and $0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

19. Segment Information

        TriMas groups its operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance.

        Effective October 1, 2010, the Company realigned its reportable segments to be consistent with its current operating structure and strategic priorities. As a result of this realignment, the Company has increased the number of reportable segments from five to six. The Company's Packaging and Aerospace & Defense reportable segments remain unchanged. However, the Company's Arrow Engine operating segment, previously within the Energy reportable segment, has been moved to the Engineered Components reportable segment. In addition, the previous Cequent reportable segment has been split into

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

two reportable segments, with the Company's Cequent Performance Products and Cequent Consumer Products operating segments comprising the new Cequent North America reportable segment, and the Company's Cequent Asia Pacific operating segment becoming a separate reportable segment. The change in reportable segments has been applied retroactively and comparative figures have been adjusted accordingly.

        The Company considers its Engineered Components reportable segment to be an "all other" segment as allowed in the authoritative accounting literature, which is permissible so long as the operating segments within this reportable segment do not meet certain quantitative thresholds related to net sales, total assets and income as a percentage of the respective consolidated totals and so long as the net sales reported in the other reportable segments, on a gross basis, exceeds 75% of total Company net sales.

        Within these reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:

        Packaging—Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets.

        Energy—Metallic and non-metallic industrial sealant products, bolts and fasteners for the petroleum refining, petrochemical and other industrial markets.

        Aerospace & Defense—Highly engineered specialty fasteners and screws for the commercial and military aerospace industries and military munitions components for the defense industry.

        Engineered Components—High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, natural gas engines, compressors, gas production equipment and chemical pumps engineered at well sites for the oil and gas industry, specialty fittings for the automotive industry, precision cutting instruments for the medical industry and specialty precision tools such as center drills, cutters, end mills and countersinks for the industrial metal-working market.

        Cequent Asia Pacific & Cequent North America—Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories, and other accessory components.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        Segment activity is as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net Sales
Packaging	$171,170	$145,060	$161,330
Energy	129,100	111,520	132,760
Aerospace & Defense	73,930	74,420	95,300
Engineered Components	153,190	99,700	200,040
Cequent Asia Pacific	75,990	63,930	65,600
Cequent North America	339,270	309,020	358,790

Total	$942,650	$803,650	$1,013,820

Impairment Charges
Packaging	$—	$—	$62,490
Energy	—	—	—
Aerospace & Defense	—	—	—
Engineered Components	—	—	19,180
Cequent Asia Pacific	—	—	14,950
Cequent North America	—	—	70,490

Total	$—	$—	$167,110

Operating Profit (Loss)
Packaging	$48,710	$33,050	$(31,200)
Energy	14,700	11,140	17,650
Aerospace & Defense	18,090	21,770	31,850
Engineered Components	17,400	4,600	9,950
Cequent Asia Pacific	12,050	7,990	(9,960)
Cequent North America	27,840	(3,160)	(65,470)
Corporate expenses	(24,710)	(25,480)	(22,160)

Total	$114,080	$49,910	$(69,340)

Capital Expenditures
Packaging	$5,200	$4,190	$5,890
Energy	3,660	1,270	3,060
Aerospace & Defense	1,850	1,550	5,720
Engineered Components	4,330	3,650	8,080
Cequent Asia Pacific	3,530	750	2,240
Cequent North America	3,100	2,530	2,770
Corporate	230	80	100

Total	$21,900	$14,020	$27,860

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Depreciation and Amortization
Packaging	$12,640	$13,330	$13,780
Energy	1,960	1,860	1,840
Aerospace & Defense	2,330	2,260	1,960
Engineered Components	4,730	4,110	3,840
Cequent Asia Pacific	2,820	2,590	2,710
Cequent North America	13,110	17,140	15,700
Corporate	120	110	100

Total	$37,710	$41,400	$39,930

Operating Net Assets
Packaging	$264,870	$259,890	$271,780
Energy	104,270	74,260	82,820
Aerospace & Defense	71,300	71,760	77,880
Engineered Components	77,240	66,010	80,540
Cequent Asia Pacific	32,570	18,030	22,940
Cequent North America	141,910	151,390	202,000
Corporate	17,570	5,410	(28,280)

Subtotal from continuing operations	709,730	646,750	709,680
Discontinued operations	—	3,180	30,690

Total operating net assets	709,730	649,930	740,370

Current liabilities	214,430	175,850	189,850

Consolidated assets	$924,160	$825,780	$930,220

Adjusted EBITDA
Packaging	$60,530	$45,730	$45,030
Energy	16,640	13,120	19,390
Aerospace & Defense	20,420	24,030	33,810
Engineered Components	22,540	8,740	33,040
Cequent Asia Pacific	14,800	12,170	7,350
Cequent North America	40,580	13,110	20,960
Corporate income (expenses)	(24,820)	2,050	(20,280)

Subtotal from continuing operations	150,690	118,950	139,300
Discontinued operations	6,150	(15,360)	(2,940)

Total	$156,840	$103,590	$136,360

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        The following is a reconciliation of the Company's Adjusted EBITDA to net income (loss):

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Net income (loss)	$45,270	$(220)	$(136,190)
Income tax expense (benefit)(a)	21,450	(520)	(12,610)
Interest expense(b)	52,380	45,720	55,920
Debt extinguishment costs	—	11,400	140
Impairment of property and equipment(c)	—	2,340	500
Impairment of goodwill and indefinite-lived intangible assets(d)	—	930	184,530
Depreciation and amortization(e)	37,740	43,940	44,070

Adjusted EBITDA, total company	$156,840	$103,590	$136,360
Adjusted EBITDA, discontinued operations	6,150	(15,360)	(2,940)

Adjusted EBITDA, continuing operations	$150,690	$118,950	$139,300

(a)
Includes income tax expense (benefit) of approximately $2.2 million, ($8.9 million) and ($13.1 million) recorded in 2010, 2009 and 2008, respectively, related to discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale" to the financial statements attached hereto for further information.

(b)
Includes interest expense related to discontinued operations in the amounts of $0.6 million, $0.7 million and $0.2 million in 2010, 2009 and 2008, respectively.

(c)
Includes asset impairments related to discontinuing operations of approximately $2.3 million in 2009.

(d)
Includes goodwill and indefinite-lived intangible asset impairment charges of $0.9 million and $15.5 million related to discontinued operations in 2009 and 2008, respectively.

(e)
Includes depreciation and amortization related to discontinued operations in the amounts of $0.03 million, $3.5 million and $6.5 million in 2010, 2009 and 2008, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Segment Information (Continued)

        The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were material to the combined net sales and net assets of the Company taken as a whole.

	As of December 31,
	2010		2009		2008
	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$61,990	$68,470	$53,270	$64,240	$59,840	$60,770
Australia	75,730	27,320	63,500	24,380	65,740	19,540
Asia	3,740	26,450	3,200	23,000	2,260	19,120
South America	—	(30)	—	(40)	—	10
Other North America	24,150	29,650	22,460	18,870	41,830	14,510

Total non-U.S	165,610	151,860	142,430	130,450	169,670	113,950
U.S.
Continuing operations	777,040	557,870	661,220	512,100	844,150	595,730
Discontinued operations(a)	—	—	—	3,180	—	30,690

Total U.S.	777,040	557,870	661,220	515,280	844,150	626,420

Total Company	$942,650	$709,730	$803,650	$645,730	$1,013,820	$740,370

(a)
See Note 5, "Discontinued Operations and Assets Held for Sale."

        The Company's export sales approximated $96.0 million, $76.1 million and $122.2 million in 2010, 2009 and 2008, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Income Taxes

        The Company's income (loss) before income taxes and income tax expense for continuing operations, each by tax jurisdiction, consisted of the following;

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Income (loss) before income taxes:
Domestic	$34,700	$2,820	$(91,500)
Foreign	26,450	18,260	(32,100)

Total income (loss) before income taxes	$61,150	$21,080	$(123,600)

Current income tax expense:
Federal	$950	$310	$450
State and local	180	320	350
Foreign	8,800	5,320	6,120

Total current income tax expense	9,930	5,950	6,920

Deferred income tax expense (benefit):
Federal	11,520	5,790	(3,670)
State and local	(1,280)	(3,710)	(290)
Foreign	(920)	320	(2,490)

Total deferred income tax expense (benefit)	9,320	2,400	(6,450)

Income tax expense	$19,250	$8,350	$470

        The components of deferred taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$2,010	$2,440
Inventories	8,020	7,200
Accrued liabilities and other long-term liabilities	28,470	28,250
Tax loss and credit carryforwards	20,850	31,430

Gross deferred tax asset	59,350	69,320
Valuation allowances	(3,360)	(6,120)

Net deferred tax asset	55,990	63,200

Deferred tax liabilities:
Property and equipment	(22,210)	(14,640)
Goodwill and other intangible assets	(59,800)	(61,500)
Other, principally deferred income	(3,360)	(5,330)

Gross deferred tax liability	(85,370)	(81,470)

Net deferred tax liability	$(29,380)	$(18,270)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income (loss) from continuing operations before income taxes (in thousands):

	2010	2009	2008
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$21,400	$7,380	$(43,260)
State and local taxes, net of federal tax benefit	740	(2,200)	260
Differences in statutory foreign tax rates	(1,720)	(390)	(680)
Goodwill impairment and adjustments	—	1,120	43,920
Controlled foreign corporation income	110	180	2,290
Non-deductible expenses	290	260	350
Net valuation allowance	(1,300)	1,660	(2,870)
Other, net	(270)	340	460

Income tax expense	$19,250	$8,350	$470

        As of December 31, 2010, the Company has unused U.S. federal net operating loss ("NOL") carryforwards of approximately $37.7 million. These NOL carryforwards expire between the years of 2025 and 2027. In addition, the Company has recorded a deferred tax asset of $4.0 million related to various state operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2022 - 2027.

        The Company has recorded valuation allowances of $3.4 million and $6.1 million as of December 31, 2010 and 2009, respectively, against certain deferred tax assets. The decrease during 2010 is primarily due to the release of valuation allowances related to state operating loss carryforwards. Of the total decrease, $1.2 million is due to the Company's judgment that, based on recent improved earnings trends, the unutilized net operating loss carryforward will be fully used in advance of the statutory expiration. Based on expected future taxable income due to the reversal of existing U.S. federal deferred tax liabilities, the Company believes it is more likely than not that all of the U.S. federal deferred tax assets will be realized.

        In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2010, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $135.0 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

Unrecognized tax benefits

        The Company has approximately $11.7 million and $6.5 million of unrecognized tax benefits ("UTB's") as of December 31, 2010 and 2009, respectively. If the unrecognized tax benefits were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2010 and 2009 approximately $9.7 million and $4.9 million, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Income Taxes (Continued)

        A reconciliation of the change in the UTB's and related accrued interest and penalties for the years ended December 31, 2010 and 2009 is as follows (in thousands):

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at December 31, 2008	$7,320	$940
Tax positions related to current year:
Additions	—	80
Tax positions related to prior years:
Additions	100	10
Reductions	(470)	—
Settlements	(180)	(40)
Lapses in the statutes of limitations	(320)	(130)

Balance at December 31, 2009	$6,450	$860
Tax positions related to current year:
Additions	490	150
Tax positions related to prior years:
Additions	5,670	1,630
Reductions	—	—
Settlements	(30)	(10)
Lapses in the statutes of limitations	(910)	(660)

Balance at December 31, 2010	$11,670	$1,970

        The increase in UTB's and estimated liabilities for interest and penalties for tax positions related to prior years is primarily due to the Company's business acquisitions during 2010. In addition, the Company recorded an indemnification asset for a majority of the acquired UTB's and corresponding interest and penalties.

        The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2002 through 2010. There are currently two foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.

        Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits and is not aware of, nor does it anticipate, any material subsequent events that could have a significant impact on the Company's financial position during the next twelve months.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data

	As of December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net sales	$220,060	$252,060	$247,880	$222,650
Gross profit	63,060	78,310	74,490	64,490
Income from continuing operations	5,750	15,220	12,760	8,170
Income (loss) from discontinued operations, net of income taxes	(320)	6,210	(40)	(2,480)
Net income	5,430	21,430	12,720	5,690
Earnings (loss) per share—basic:
Continuing operations	$0.17	$0.45	$0.38	$0.24
Discontinued operations, net of income taxes	(0.01)	0.18	—	(0.07)

Net income per share	$0.16	$0.63	$0.38	$0.17

Weighted average shares—basic	33,569,677	33,794,647	33,827,939	33,852,165

Earnings (loss) per share—diluted:
Continuing operations	$0.17	$0.44	$0.37	$0.23
Discontinued operations, net of income taxes	(0.01)	0.18	—	(0.07)

Net income per share	$0.16	$0.62	$0.37	$0.16

Weighted average shares—diluted	34,314,020	34,437,418	34,512,820	34,561,391

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data (Continued)

	As of December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands)
Net sales	$201,720	$207,870	$202,970	$191,090
Gross profit	46,460	50,180	58,200	53,980
Income (loss) from continuing operations	4,620	9,830	7,150	(8,870)
Loss from discontinued operations, net of income taxes	(8,300)	(840)	(1,320)	(2,490)
Net income (loss)	(3,680)	8,990	5,830	(11,360)
Earnings (loss) per share—basic:
Continuing operations	$0.14	$0.29	$0.21	$(0.26)
Discontinued operations, net of income taxes	(0.25)	(0.02)	(0.04)	(0.08)

Net income (loss) per share	$(0.11)	$0.27	$0.17	$(0.34)

Weighted average shares—basic	33,459,502	33,485,317	33,496,634	33,516,104

Earnings (loss) per share—diluted:
Continuing operations	$0.14	$0.29	$0.20	$(0.26)
Discontinued operations, net of income taxes	(0.25)	(0.02)	(0.04)	(0.08)

Net income (loss) per share	$(0.11)	$0.27	$0.16	$(0.34)

Weighted average shares—diluted	33,487,526	33,656,242	34,007,846	33,516,104

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,070	$31,300	$—	$46,370
Trade receivables, net	—	95,780	21,270	—	117,050
Receivables, intercompany	—	—	480	(480)	—
Inventories	—	137,110	24,190	—	161,300
Deferred income taxes	13,210	19,740	1,550	—	34,500
Prepaid expenses and other current assets	10	6,180	1,360	—	7,550

Total current assets	13,220	273,880	80,150	(480)	366,770
Investments in subsidiaries	336,930	136,480	—	(473,410)	—
Property and equipment, net	—	118,030	49,480	—	167,510
Goodwill	—	159,620	46,270	—	205,890
Intangibles and other assets	8,670	171,820	6,440	(2,940)	183,990

Total assets	$358,820	$859,830	$182,340	$(476,830)	$924,160

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$17,730	$—	$—	$17,730
Accounts payable, trade	—	101,440	26,860	—	128,300
Accounts payable, intercompany	—	480	—	(480)	—
Accrued liabilities	1,080	57,120	10,200	—	68,400

Total current liabilities	1,080	176,770	37,060	(480)	214,430
Long-term debt	245,420	231,500	—	—	476,920
Deferred income taxes	—	62,810	4,010	(2,940)	63,880
Other long-term liabilities	—	51,820	4,790	—	56,610

Total liabilities	246,500	522,900	45,860	(3,420)	811,840

Total shareholders' equity	112,320	336,930	136,480	(473,410)	112,320

Total liabilities and shareholders' equity	$358,820	$859,830	$182,340	$(476,830)	$924,160

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$788,260	$198,230	$(43,840)	$942,650
Cost of sales	—	(558,730)	(147,410)	43,840	(662,300)

Gross profit	—	229,530	50,820	—	280,350
Selling, general and administrative expenses	—	(141,200)	(23,530)	—	(164,730)
Loss on dispositions of property and equipment	—	(1,300)	(240)	—	(1,540)

Operating income	—	87,030	27,050	—	114,080
Other income (expense), net:
Interest expense	(25,710)	(24,090)	(2,030)	—	(51,830)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	(3,830)	2,320	—	(1,510)

Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(25,710)	59,520	27,340	—	61,150
Income tax (expense) benefit	9,000	(19,260)	(8,990)	—	(19,250)
Equity in net income of subsidiaries	61,980	18,350	—	(80,330)	—

Income from continuing operations	45,270	58,610	18,350	(80,330)	41,900
Income from discontinued operations	—	3,370	—	—	3,370

Net income	$45,270	$61,980	$18,350	$(80,330)	$45,270

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	—	$669,760	$167,770	$(33,880)	$803,650
Cost of sales	—	(505,510)	(123,200)	33,880	(594,830)

Gross profit	—	164,250	44,570	—	208,820
Selling, general and administrative expenses	(1,250)	(127,100)	(21,850)	—	(150,200)
Estimated future unrecoverable lease obligations	—	(5,250)	—	—	(5,250)
Fees incurred under advisory services agreement	—	(2,890)	—	—	(2,890)
Gain (loss) on dispositions of property and equipment	—	(820)	250	—	(570)

Operating income (loss)	(1,250)	28,190	22,970	—	49,910
Other income (expense), net:
Interest expense	(28,880)	(15,150)	(1,040)	—	(45,070)
Gain (loss) on extinguishment of debt	19,170	(1,180)	—	—	17,990
Other, net	—	1,030	(2,780)	—	(1,750)

Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(10,960)	12,890	19,150	—	21,080
Income tax (expense) benefit	3,840	(6,160)	(6,030)	—	(8,350)
Equity in net income of subsidiaries	6,900	13,120	—	(20,020)	—

Income (loss) from continuing operations	(220)	19,850	13,120	(20,020)	12,730
Loss from discontinued operations	—	(12,950)	—	—	(12,950)

Net income (loss)	$(220)	$6,900	$13,120	$(20,020)	$(220)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$862,120	$198,110	$(46,410)	$1,013,820
Cost of sales	—	(646,430)	(150,430)	46,410	(750,450)

Gross profit	—	215,690	47,680	—	263,370
Selling, general and administrative expenses	—	(141,800)	(23,460)	—	(165,260)
Gain (loss) on dispositions of property and equipment	—	(590)	250	—	(340)
Impairment of assets	—	(500)	—	—	(500)
Impairment of goodwill and indefinite lived intangible assets	—	(117,900)	(48,710)	—	(166,610)

Operating loss	—	(45,100)	(24,240)	—	(69,340)
Other income (expense), net:
Interest expense	(34,990)	(19,090)	(1,660)	—	(55,740)
Gain on extinguishment of debt	3,740	—	—	—	3,740
Other, net	—	2,940	(5,200)	—	(2,260)

Loss before income tax (expense) benefit and equity in net loss of subsidiaries	(31,250)	(61,250)	(31,100)	—	(123,600)
Income tax (expense) benefit	10,940	(8,500)	(2,910)	—	(470)
Equity in net loss of subsidiaries	(115,880)	(34,010)	—	149,890	—

Loss from continuing operations	(136,190)	(103,760)	(34,010)	149,890	(124,070)
Loss from discontinued operations	—	(12,120)	—	—	(12,120)

Net loss	$(136,190)	$(115,880)	$(34,010)	$149,890	$(136,190)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(25,910)	$80,820	$40,050	$—	$94,960

Cash Flows from Investing Activities:
Capital expenditures	—	(14,880)	(7,020)	—	(21,900)
Acquisition of businesses, net of cash acquired	—	(30,040)	(720)	—	(30,760)
Net proceeds from disposition of businesses and other assets	—	14,720	90	—	14,810

Net cash used for investing activities	—	(30,200)	(7,650)	—	(37,850)

Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(2,600)	(12,060)	—	(14,660)
Proceeds from borrowings on revolving credit facilities	—	472,700	3,610	—	476,310
Repayments of borrowings on revolving credit facilities	—	(477,900)	(4,460)	—	(482,360)
Shares surrendered	(240)	—	—	—	(240)
Proceeds from stock options	130	—	—	—	130
Excess tax benefit on stock options	—	600	—	—	600
Intercompany transfers (to) from subsidiaries	26,020	(28,650)	2,630	—	—

Net cash provided by (used for) financing activities	25,910	(35,850)	(10,280)	—	(20,220)

Cash and Cash Equivalents:
Increase for the period	—	14,770	22,120	—	36,890
At beginning of period	—	300	9,180	—	9,480

At end of period	$—	$15,070	$31,300	$—	$46,370

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Supplemental Guarantor Condensed Combining and Consolidating Financial Statements (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(28,060)	$72,820	$38,750	$—	$83,510

Cash Flows from Investing Activities:
Capital expenditures	—	(11,120)	(2,940)	—	(14,060)
Net proceeds from disposition of businesses and other assets	—	22,470	720	—	23,190

Net cash provided by (used for) investing activities	—	11,350	(2,220)	—	9,130

Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(2,600)	(7,970)	—	(10,570)
Proceeds from borrowings on revolving credit facilities	—	798,120	4,700	—	802,820
Repayments of borrowings on revolving credit facilities	—	(801,500)	(5,680)	—	(807,180)
Retirement of senior subordinated notes	(300,390)	—	—	—	(300,390)
Proceeds on borrowings on senior secured notes	244,980	—	—	—	244,980
Debt refinance fees and expenses	(11,450)	(5,280)	—	—	(16,730)
Intercompany transfers (to) from subsidiaries	94,920	(72,950)	(21,970)	—	—

Net cash provided by (used for) financing activities	28,060	(84,210)	(30,920)	—	(87,070)

Cash and Cash Equivalents:
Increase (decrease) for the period	—	(40)	5,610	—	5,570
At beginning of period	—	340	3,570	—	3,910

At end of period	$—	$300	$9,180	$—	$9,480

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

Item 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

        As of December 31, 2010, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.

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

        In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2010.

        KPMG LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, as stated in their report below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
TriMas Corporation:

        We have audited TriMas Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriMas Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's

Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, TriMas Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Detroit, Michigan
February 28, 2011

Changes in disclosure controls and procedures

        There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The Board of Directors currently consists of six members serving three-year staggered terms. The Board of Directors is divided into three classes, each class consisting of one-third of the Company's directors. Class II directors' terms will expire at the 2011 Annual Meeting.

        Director Background and Qualifications.    The following sets forth the business experience during at least the past five years of each Director.

        In addition, the following includes a brief discussion of the specific experience, qualifications, attributes and skills that led to the conclusion that the Directors and nominees should serve on the Board at this time. The Nominating and Corporate Governance Committee considers the experience, mix of skills and other qualities of the existing Board to ensure appropriate Board composition. The Nominating and Corporate Governance Committee believes that Directors must have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. In addition, it seeks to ensure the Board includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to the Company's business.

        The Board believes that the Directors and nominees have an appropriate balance of knowledge, experience, attributes, skills and expertise as a whole to ensure the Board appropriately fulfills its oversight responsibilities and acts in the best interests of shareholders. The Board believes that each director satisfies its criteria for demonstrating excellence in his or her chosen field, high ethical standards and integrity, and sound business judgment. In addition, the Board has four independent directors in accordance with the applicable rules of NASDAQ, and such Directors are also independent of the influence of any particular shareholder or shareholder groups whose interests may diverge from the interests of the shareholders as a whole. Further, each director or nominee brings a strong background and set of skills to the Board, giving the Board as a whole competence and experience in a wide variety of areas.

        Richard M. Gabrys.    Mr. Gabrys joined the Board in August 2006. Mr. Gabrys has extensive knowledge and expertise in financial reporting for publicly-held companies and accounting matters. Mr. Gabrys retired from Deloitte & Touche LLP in 2004 after 42 years, where he served a variety of publicly-held companies, financial services institutions, public utilities and health care entities. He was Vice Chairman of Deloitte's United States Global Strategic Client Group and served as a member of its Global Strategic Client Council. From January 2006 through August 2007, Mr. Gabrys served as the Interim Dean of the School of Business Administration of Wayne State University. From December 2004 through January 2008, Mr. Gabrys served on the Board of Dana Corporation. He is a member of the Board of Directors of CMS Energy Company, Massey Energy Company and La-Z-Boy Inc., and is the President and Chief Executive Officer of Mears Investments, L.L.C., a private family investment company. Mr. Gabrys holds a B.S. in Accounting from King's College and completed the Executive Program at Stanford University.

        In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Gabrys should serve as a director based on his leadership while serving as a partner and senior manager of a global accounting and auditing firm, the breadth of his experience in auditing, finance and other areas of oversight while serving as a member of the Boards of Directors of other significant corporations, and his subject matter expertise in finance, accounting, and Sarbanes-Oxley compliance.

        Eugene A. Miller.    Mr. Miller was elected as a director in January 2005. Mr. Miller has extensive knowledge and expertise in management, executive compensation and governance matters related to publicly-held companies. Mr. Miller is the retired Chairman and Chief Executive Officer of Comerica Incorporated and Comerica Bank, in which positions he served from 1993 to 2002. Mr. Miller held various positions of increasing responsibility at Comerica Incorporated and Comerica Bank (formerly The Detroit Bank) and rose to become Chairman, Chief Executive Officer and President of Comerica Incorporated (June 1993 through June 1999). He is also a director of DTE Energy Company since 1989 and Handleman Company since 2002. Mr. Miller holds a B.B.A. from the Detroit Institute of Technology.

        In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Miller should serve as a director based on the leadership qualities he developed from his experiences while serving as Chairman and Chief Executive Officer of Comerica, the scope of his experiences in executive compensation, risk management and corporate governance while serving as a member of the board of directors of other significant corporations, and his subject matter expertise in the areas of finance, executive management, and professional standards.

        Daniel P. Tredwell.    Mr. Tredwell was elected as one of the Company's directors in June 2002. Mr. Tredwell has extensive knowledge and expertise in financial and banking matters. Mr. Tredwell is the Managing Member, and one of the co-founders of Heartland Industrial Partners, L.P. ("Heartland"). Mr. Tredwell is also the Managing Member of CoveView Advisors LLC, an independent financial advisory firm, and Cove View Capital LLC, a credit opportunities investment fund. He has more than two decades of private equity and investment banking experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. (a predecessor of J.P. Morgan Securities, Inc.) until 1999 and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Springs Industries, Inc., and Springs Global Participações S.A. From November 2000 to January 2010, Mr. Tredwell served on the Board of Metaldyne Corporation, and its successor, Asahi Tec Corporation of Japan. Mr. Tredwell holds a B.A. in Economics from Miami University and an M.B.A. in Finance from the Wharton School.

        In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Tredwell should serve as a director based on his leadership qualities developed from his service as a Managing Director of Chase Securities and the Managing Member of Heartland, the scope of his knowledge of the Company's global operations, the breadth of his experience in auditing, risk management, and corporate oversight while serving as a member of the Boards of Directors of other global corporations (including service as the chair of audit and compensation committees), and his subject matter expertise in finance, acquisitions and divestitures, economics, asset management, and business development.

        Samuel Valenti III.    Mr. Valenti was elected as Chairman of the Company's Board of Directors in June 2002 and served as Executive Chairman of the Company's Board from November 2005 through November 2008. Mr. Valenti remains Chairman of the Company's Board. Mr. Valenti has extensive knowledge and expertise in management of diversified manufacturing businesses and financial matters. He was employed by Masco Corporation from 1968 through March 2008. From 1988 through March 2008, Mr. Valenti was President and a member of the board of Masco Capital Corporation, and was Vice President-Investments of Masco Corporation from May 1974 to October 1998. Until November 2005, Mr. Valenti also served as a special advisor to Heartland Industrial Partners, L.P., and until July 2006, Mr. Valenti served as a director of Metaldyne Corporation. Mr. Valenti is currently Chairman of Valenti Capital LLC. Mr. Valenti holds a B.A. and Masters in Economics from Western Michigan University. Mr. Valenti is the former Chairman of the Investment Advisory Committee of the $50 billion State of Michigan retirement system and serves on the Harvard Business School Advisory Council. He also serves on the Advisory Council at the University of Notre Dame and the Advisory Board at the University of Michigan Business School Zell-Lurie Institute. Mr. Valenti is a member of Business Leaders for Michigan and serves as Chairman of the Renaissance Venture Capital Fund.

        In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Valenti should serve as a director based on his leadership experience as the Chairman of the Company's Board since 2002 and as an executive at Masco for forty years, the breadth of his experiences in finance, corporate governance, and other areas of oversight while serving as a member of the Board of Directors of other corporations and his subject matter expertise in the areas of finance, economics, and asset management.

        David M. Wathen.    Mr. Wathen was appointed as the Company's President and Chief Executive Officer and as a member of the Board on January 13, 2009. Mr. Wathen has extensive knowledge and experience in operational and management issues relevant to diversified manufacturing environments. He is currently a director and member of the Audit Committee and Corporate Governance Committee of Franklin Electric Co., Inc. From 2003 until 2007, Mr. Wathen was President and Chief Executive Officer of Balfour Beatty, Inc. (U.S. Operations), an engineering, construction and building management services company. Prior to his Balfour Beatty appointment in 2003, he served as a Principal Member of Questor, a private equity firm from 2000 to 2002. From 1977 to 2000, Mr. Wathen held management positions with General Electric, Emerson Electric, Allied Signal and Eaton Corporation. Mr. Wathen holds a B.S.M.E. in Engineering and an M.B.A. from Purdue University and an M.S.B.A. in Business Administration from St. Francis University.

        In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Wathen should serve as a director based on his years of operational and management experience in diversified manufacturing environments, his experience as a public-company director, his executive leadership experience, including with respect to the Company, and his subject matter expertise in the areas of engineering, production, and business development.

        Marshall A. Cohen.    Mr. Cohen was elected as one of the Company's directors in January 2005. Mr. Cohen has extensive knowledge and experience in management, governance and legal matters involving publicly-held companies. He is counsel to Cassels Brock & Blackwell LLP, a law firm based in Toronto, Canada, which he joined in 1996. Prior to joining that firm, Mr. Cohen served as president and chief executive officer of the Molson Companies Limited from 1988 to 1996. Mr. Cohen is a director of Barrick Gold Corporation, Broadpoint Gleacher Securities Group, Inc. and TD Ameritrade. From 1993 to 2008, Mr. Cohen was a director of AIG, Inc. Mr. Cohen holds a B.A. from the University of Toronto, a law degree from Osgoode Hall Law School and a Masters Degree in Law from York University.

        In addition to his professional background and prior Company Board experience, the Board or Directors concluded that Mr. Cohen should serve as a director based on the breadth of his experience as a public company director, particularly with regard to governance, compliance and other areas of oversight, his legal experience and his subject matter expertise in areas of government affairs, corporate governance and corporate responsibility.

The Board of Directors and Committees

        Since June 2002, the Company has separated the roles of the Board Chairman and Chief Executive Officer. The Board believes that separating these roles offers distinct benefits to the Company, including curtailing the potential for conflict of interest and facilitating objective Board evaluation of the Company's management. Mr. Valenti has served as Board Chairman since 2002 and has been an independent director since November 2008.

        The table below sets forth the meeting information for the four standing committees of the Board for 2010:

Name	Audit	Compensation	Governance & Nominating	Executive
David M. Wathen	—	—	—	Chairman
Marshall A. Cohen	X	X	Chairman	—
Richard M. Gabrys	Chairman	X	X	—
Eugene A. Miller	X	Chairman	X	—
Daniel P. Tredwell	—	—	—	X
Samuel Valenti III	X	X	X	X

        The Company's Board of Directors currently consists of six directors, divided into three classes so that, each class will consist of one-third of the Company's directors. The members of each class serve for staggered, three year terms. Upon the expiration of the term of a class of directors, directors in that class will be elected for three year terms at the Annual Meeting in the year in which their term expires. The table below sets forth the class in which director serves:

Board of Directors	Class
Richard M. Gabrys	Class II(1)
Eugene A. Miller	Class II(1)
Daniel P. Tredwell	Class III(2)
Samuel Valenti III	Class III(2)
David M. Wathen	Class I(3)
Marshall A. Cohen	Class I(3)

(1)
Term expires at 2011 annual stockholder meeting.

(2)
Term expires at 2012 annual stockholder meeting.

(3)
Term expires at 2013 annual stockholder meeting.

        Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of the Company's directors.

        Independent and non-management directors hold regularly scheduled executive sessions in which independent and non-management directors meet without the presence of management. These executive sessions generally occur around regularly scheduled meetings of the Board of Directors. For more information regarding the Company's Board of Directors and other corporate governance procedures, see "Corporate Governance." For information on how you can communicate with the Company's non-management directors, see "Communicating with the Board."

        Audit Committee.    The Audit Committee is responsible for providing independent, objective oversight and review of the Company's auditing, accounting and financial reporting processes, including reviewing the audit results and monitoring the effectiveness of the Company's internal audit function. In addition, the Audit Committee is responsible for (1) selecting the Company's independent registered public accounting firm, (2) approving the overall scope of the audit, (3) assisting the Board in monitoring the integrity of the Company's financial statements, our independent registered public accounting firm's qualifications and independence, the performance of the company's independent registered public accounting firm, and the Company's internal audit function and compliance with relevant legal and regulatory requirements, (4) annually reviewing the Company's independent registered pubic accounting firm's report describing the auditing firm's internal quality control procedures and any materials issues raised by the most recent internal quality control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent registered public accounting firm, (9) reviewing with the independent auditor any audit problems or difficulties and management's response, (10) setting clear hiring policies for employees or former employees of the independent registered public accounting firm, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board of Directors from time to time, and (12) reporting regularly to the full Board of Directors. See "Report of the Audit Committee." The Audit Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investor page.

        Each of the directors on the Audit Committee is financially literate. The Board of Directors has determined that each of Messrs. Miller and Gabrys qualifies as an "audit committee financial expert" within the meaning of SEC regulations and that each member on the Audit Committee has the accounting and related financial management expertise required by the NASDAQ listing standards and that each is "independent" from management in accordance with NASDAQ listing standards and the Company's Corporate Governance Guidelines.

        Compensation Committee.    The Compensation Committee is responsible for developing and maintaining the Company's compensation strategies and policies including, (1) reviewing and approving the Company's overall executive and director compensation philosophy and the executive and director compensation programs to support the Company's overall business strategy and objectives, (2) overseeing the management continuity and succession planning process (except as otherwise within the scope of the Corporate Governance and Nominating Committee) with respect to the Company's officers, and (3) preparing any report on executive compensation required by the applicable rules and regulations of the SEC and other regulatory bodies.

        The Compensation Committee is responsible for monitoring and administering the Company's compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board of Directors from time to time.

        See "Compensation Discussion and Analysis." The Compensation Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investors page.

        Executive Committee.    The Executive Committee has the authority to exercise many of the functions of the full Board of Directors between meetings of the Board, however it excludes those matters which Delaware law or NASDAQ or SEC rules require to be within the purview of the Company's independent directors or which is otherwise in conflict with such laws or rules.

        Corporate Governance and Nominating Committee.    The Corporate Governance and Nominating Committee is responsible for identifying and nominating individuals qualified to serve as Board members and recommending directors for each Board committee. Generally, the Corporate Governance and Nominating Committee will re-nominate incumbent directors who continue to satisfy its criteria for membership on the Board, who it believes will continue to make important contributions to the Board and who consent to continue their service on the Board.

        In recommending candidates to the Board, the Corporate Governance and Nominating Committee reviews the experience, mix of skills and other qualities of a nominee to assure appropriate Board composition after taking into account the current Board members and the specific needs of the Company and the Board. The Board looks for individuals who have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. The Corporate Governance and

Nominating Committee does not have a formal policy with respect to diversity; however, the Board and the Governance and Nominating Committee believe that it is essential that the Board members represent diverse viewpoints. As required by the NASDAQ, SEC or such other applicable regulatory requirements, a majority of the Board will be comprised of independent directors.

        The Corporate Governance and Nominating Committee generally relies on multiple sources for identifying and evaluating nominees, including referrals from the Company's current directors and management. The Corporate Governance and Nominating Committee does not solicit director nominations, but will consider recommendations by shareholders with respect to elections to be held at an Annual Meeting, so long as such recommendations are sent on a timely basis to the Corporate Secretary of the Company and are in accordance with the Company's by-laws. The Corporate Governance and Nominating Committee will evaluate nominees recommended by shareholders against the same criteria. The Company did not receive any nominations of directors by shareholders for the 2011 Annual Meeting.

        The Corporate Governance and Nominating Committee is also responsible for recommending to the Board appropriate Corporate Governance Guidelines applicable to the Company and overseeing governance issues.

        The Corporate Governance and Nominating Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investors page.

        Compensation Committee Interlocks and Insider Participation.    No member of the Compensation Committee is an employee of the Company. Messrs. Cohen, Gabrys, Miller and Valenti are the current members of the Company's Compensation Committee. See "Transactions with Related Persons" for a summary of related person transactions involving Heartland.

        Terms of Office.    The Board has not established term limits for the directors. The Corporate Governance Guidelines provide that a thoughtful evaluation of director performance is the appropriate method of balancing the Board's needs for continuity, insight, new perspectives, fresh ideas, and other factors.

        Assessment of Board and Committee Performance.    The Board evaluates its performance annually. In addition, each Board committee performs an annual self-assessment to determine its effectiveness. The results of the Board and Committee self-assessments are discussed with the Board and each Committee, respectively.

BOARD OF DIRECTORS RISK MANAGEMENT FUNCTIONS

        As part of its oversight function, the Board monitors how management operates the Company, in part via its committee structure. When granting authority to management, approving strategies and receiving management reports, the Board considers, among other things, the risks and vulnerabilities the Company faces. The Audit Committee considers risk issues associated with the Company's overall financial reporting, disclosure process and legal compliance, as well as reviewing policies on risk control assessment and accounting risk exposure. In addition to its regularly scheduled meetings, the Audit Committee meets with the Vice President, Corporate Audit, and the independent registered public accounting firm in executive sessions at least quarterly, and with the General Counsel and Chief Compliance Officer as determined from time to time by the Audit Committee. Each of the Compensation Committee and the Governance and Nominating Committee considers risk issues associated with the substantive matters addressed by the committee.

Corporate Governance

        The Board of Directors has adopted Corporate Governance Guidelines, a copy of which can be found at the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investors page. These guidelines address, among other things, director responsibilities, qualifications (including independence), compensation and access to management and advisors. The Corporate Governance and Nominating Committee is responsible for overseeing and reviewing these guidelines and recommending any changes to the Board.

        Code of Ethics.    The Board has adopted a Code of Ethics and Business Conduct that applies to directors and all employees, including the Company's principal executive officer, principal financial officer, and other persons performing similar executive management functions. The code of ethics is posted on the Company's website in the Corporate Governance section. All amendments to the Company's code of ethics, if any, will be also posted on the Company's internet website, along with all waivers, if any, of the code of ethics involving senior officers.

        The Company has filed with the SEC, as exhibits to its Quarterly Reports on Form10-Q for the quarters ended March 31, June 30 and September 30, 2010, respectively, and its Annual Report on Form 10-K for the year ended December 31, 2010, Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

        A copy of the Company's committee charters, Corporate Governance Guidelines and Code of Ethics and Business Conduct will be sent to any shareholder, without charge, upon written request sent to the Company's executive offices: TriMas Corporation, Attention: Vice President, General Counsel and Corporate Secretary, 39400 Woodward Avenue, Suite 130, Bloomfield Hills, Michigan 48304.

Communicating with the Board

        Any shareholder or interested party who desires to communicate with the Board or any specific director, including the Chairman, non-management directors, or committee members, may write to: TriMas Corporation, Attention: Board of Directors, 39400 Woodward Avenue, Suite 130, Bloomfield Hills, Michigan 48304.

        Depending on the subject matter of the communication, management will:

  •
  forward the communication to the director or directors to whom it is addressed (matters addressed to the Chairman of the Audit Committee will be forwarded unopened directly to the Chairman);

  •
  attempt to handle the inquiry directly where the communication does not appear to require direct attention by the Board or an individual member, e.g., the communication is a request for information about the Company or is a stock-related matter; or

  •
  not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

        To submit concerns regarding accounting matters, shareholders and other interested persons may also call the Company's toll free, confidential hotline number published at www.trimascorp.com in the Corporate Governance subsection of the Investors page, in the document entitled Code of Ethics and Business Conduct. Employees may express such concerns on a confidential and anonymous basis.

        Communications made through the confidential hotline number are reviewed by the Audit Committee at each regularly scheduled meeting; other communications will be made available to directors at any time upon their request.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires our directors, officers and 10% shareholders (if any) to file reports of ownership and changes in ownership with respect to our securities with the SEC and to furnish copies of these reports to us. We reviewed the filed reports and written representations from our directors, executive officers and greater than 10% shareholders regarding the necessity of filing reports. With the exception of the late filing related to the deferral of 2010 Board compensation earned by Messrs. Gabrys and Miller, the Company believes that all of its officers, directors and greater than 10%

shareholders complied with all Section 16(a) applicable filing requirements for 2010 with respect to the Company.

Executive Officers

        Officers of the Company serve at the pleasure of the Board.

Name	Age	Title
David M. Wathen	58	Director, President and Chief Executive Officer
A. Mark Zeffiro	44	Chief Financial Officer
Thomas M. Benson	55	President—Cequent Performance Products
Lynn A. Brooks	57	President—Packaging Systems
Joshua A. Sherbin	47	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert J. Zalupski	51	Vice President Finance, Corporate Development and Treasurer

        David M Wathen.    Business experience provided under "Director and Director Nominees."

        A. Mark Zeffiro.    Mr. Zeffiro was appointed Chief Financial Officer of the Company in June 2008. Prior to joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company ("GE") and Black and Decker Corporation ("Black & Decker"). From 2004, during Mr. Zeffiro's four-year tenure with Black & Decker, he was Vice President of Finance for the Global Consumer Product Group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of the factory store business unit, a $50 million business comprising 38 factory stores and 500 personnel. From 2003 to 2004 Mr. Zeffiro was Chief Financial Officer of First Quality Enterprises, a private company producing consumer products for the health care market globally, where he led all financial activities, including funding, banking and audit. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was Chief Financial Officer of their medical imaging manufacturing division.

        Thomas M. Benson.    Mr. Benson has been President of the Company's Cequent Performance Products, Inc. subsidiary since 2008. Prior to his appointment in 2005 as President of Cequent Towing Products, Inc. Mr. Benson held various management positions within the Cequent business, including President of Draw-Tite, Inc. Before joining the Company in 1984, Mr. Benson held the position of Manager Warranty Systems at Ford Motor Company from 1978 to 1984.

        Lynn A. Brooks.    Mr. Brooks has been President of the Packaging Systems business since July 1996. He joined Rieke Corporation, today part of the Packaging Systems business, in May 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager. Before joining Rieke, he served with Ernst & Young in the Toledo, Ohio and Fort Wayne, Indiana offices.

        Joshua A. Sherbin.    Mr. Sherbin was appointed the Company's General Counsel and Corporate Secretary in March 2005, and Vice President and Chief Compliance Officer in May 2008, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997. From 1988 until 1995, he was an associate with the law firm Butzel Long in its general business practice.

        Robert J. Zalupski.    Mr. Zalupski was appointed the Company's Vice President, Finance and Treasurer in January 2003. He joined the Company as Director of Finance and Treasury in July 2002, prior to which he worked in the Detroit office of Arthur Andersen. From August 1996 through November 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Prior to August 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.

Item 11.    Executive Compensation

Compensation Discussion and Analysis Overview

Introduction and Overview

        This Compensation Discussion & Analysis ("CD&A") describes the executive compensation programs in place at the Company for 2010 and key elements of the program for 2011. Your understanding of our executive compensation program is important to the Company. The goal of this CD&A is to explain:

  •
  Our compensation philosophy for executives of the Company including our Named Executive Officers;

  •
  The respective roles of our Compensation Committee and management in the executive compensation process;

  •
  The key components of our executive compensation program; and

  •
  How the decisions we make in the compensation process align with our compensation philosophy.

2010 Business Conditions and Performance Results Achieved

        The Compensation Committee and management evaluated and set 2010 executive compensation in the context of the Company's performance and plan, the current global economic outlook and the widespread concern over executive pay. During 2010, the management team continued to make significant progress on the Company's strategic initiatives.

  •
  2010 sales increased over 17% compared to 2009 as a result of improving demand, and more importantly, successful execution of our many growth initiatives.

  •
  The management team continued to drive additional productivity initiatives, as well as launch a Global Sourcing Organization in 2010 to position the Company for future savings. These productivity initiatives, combined with the lower cost structure implemented in 2009, generated sustainable operating leverage and improved operating margins. 2010 operating profit margins improved over 320 basis points compared to 2009 levels.

  •
  Increased levels of profitability translated to a significant increase in income from continuing operations and an increase in earnings per share of over 150% compared to the 2009 levels.

  •
  Lowered operating working capital as a percentage of sales and reduced outstanding debt and related leverage ratio, resulting in record levels of cash and available liquidity.

        Throughout the CD&A, TriMas' Named Executive Officers means:

  (1)
  President and CEO—David M. Wathen;

  (2)
  Chief Financial Officer (CFO)—A. Mark Zeffiro;

  (3)
  President, Packaging Systems—Lynn A. Brooks (President, Packaging Systems);

  (4)
  President, Cequent Performance Products—Thomas M. Benson (President, Cequent Performance Products); and

  (5)
  Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary (General Counsel)—Joshua A. Sherbin.

Philosophy and Objectives and Overview of Key Program Elements

        Our executive compensation philosophy is to employ programs that attract and retain key leaders, deliver pay that varies appropriately with the performance results achieved, and motivate executives to continuously strive to improve both our short-term and long-term financial and operating positions. Our goal is to align our executives' interests with those of our shareholders, and encourage our executives to make decisions that will increase shareholder value over the longer-term.

        Our Compensation Committee works closely with the Company's leadership team to refine our compensation programs, to clearly articulate its objectives to our executives, and to emphasize our focus on performance-based compensation whereby executives are rewarded for results that create shareholder value.

        The main elements of our compensation structure and how each supports our compensation philosophy are summarized below:

  •
  Base Salary must be market competitive and recognize individual performance, skill, knowledge, and experience.

  •
  Incentive compensation is intended to reward both short and long term corporate, business unit and individual performance, and align executive interests with shareholder interests.

  •
  Short term performance is measured by financial and operational metrics set by the Committee annually, and awards earned are paid in a combination of cash and restricted stock.

  •
  Long term performance is generally rewarded through equity awards granted under our equity plans, which directly link the executives' long-term income growth potential to the value of and growth in our stock price, thereby aligning executives' interests with those of our shareholders.

        Compensation that is performance-based (as opposed to fixed) increases as an executive's responsibility increases. The Committee believes that the proportion of an officer's total compensation that is dependent on performance results achieved should increase commensurate with position level and accountability.

Role of the Compensation Committee

        The Board designed governance process expressly delegates to the Compensation Committee the responsibility to determine and approve the President and CEO's compensation, as well as to make all decisions regarding compensation for the other NEOs.

        The Compensation Committee is composed entirely of independent directors, none of whom derives a personal benefit from the compensation decisions the Compensation Committee makes. Although the Compensation Committee does have responsibility for Board compensation matters, all such decisions are subject to full Board approval.The Board and Committee recognize the importance of executive compensation decisions to the management and shareholders of the Company.

        The role of the Committee is to oversee compensation and benefit plans and policies, review and approve equity grants and administer share-based plans, and review and approve annually all compensation decisions relating to the Company's directors and executive officers, including the President and Chief Executive Officer and the CFO and the other NEOs. The Committee's charter reflects such responsibilities and is available on the Company's website, www.trimascorp.com, in the Corporate Governance section of the Investors page. The Committee last reviewed and updated its charter on October 29, 2009.

Input from Management

        Certain senior executives provide information used by the Compensation Committee in the compensation decision-making process. Specifically, our President and CEO provides input to the Committee regarding corporate and business unit performance goals and results. He also reviews with the Committee the performance of the executive officers who report directly to him, and makes recommendations to the Committee regarding their compensation. Our Chief Financial Officer also provides input and analysis regarding financial and operating results. Our Vice President, Human Resources regularly works with the Committee Chair to prepare materials for Committee discussions, and presents management's recommendations regarding program changes.

        The Committee carefully considers management's input, but is not bound by their recommendations in making its final pay program decisions.

Independent Compensation Consultant

        The Compensation Committee has retained an outside consulting firm to advise the Compensation Committee on various executive and director compensation matters. At the outset of 2010, the Committee retained Hewitt Associates to provide this assistance. This consulting relationship was transitioned as of October 1, 2010, when Hewitt spun-off a significant portion of its executive compensation practice into Meridian Compensation Partners, LLC ("Meridian"), a completely separate entity that is independent from Hewitt.

        Hewitt, and now Meridian, reported directly to the Compensation Committee. Use of an outside consultant is an important component of the TriMas compensation setting process, as it enables the Compensation Committee to make informed decisions based on market data and best practices. Representatives from Meridian attend Compensation Committee meetings, meet with Compensation Committee members in executive session and consult with the members as required to provide input with regard to the CEO's compensation based on the Committee's assessment of his performance.

        Meridian has no affiliations with any of the Named Executive Officers or members of the Board other than in its role as an outside consultant. Meridian does not provide any other services to the Company. All work performed by Meridian, whether with the Committee directly or with management at the direction of the Committee, requires pre-approval by the Chair of the Compensation Committee.

        During 2010, Meridian's consulting related primarily to the Company's compensation analysis for the NEOs and Board, and strategy regarding long term equity compensation. During 2010, we paid Hewitt and Meridian approximately $60,034 and $35,699, respectively, for advising the Compensation Committee on executive and director compensation matters.

The Role of Compensation Benchmarking and Peer Group Assessment

        The Committee believes that reviewing market benchmark pay data is an important element in ensuring that the overall compensation program remains competitive. However, the Committee does not rigidly rely only on market data in making pay decisions; it considers such other factors as overall Company performance, general business conditions and the goals of retaining and motivating leadership talent.

        In 2009, the Committee reviewed and approved a benchmarking peer group that included companies in the same or similar Global Industry Classification Standard categories as TriMas, and that were roughly comparable to the Company in size (generally, their 2008 revenues ranged from one third of to three times TriMas' 2008 revenues). This group also included companies with which TriMas competes for customers, market share, or talent.

        This Committee used the peer group in December 2009 to benchmark pay for the Company's top five executives. Data from this analysis was used to make pay decisions for 2010 and to support pay decisions made for 2011.

        The Committee did delete one entity from the benchmarking peer group in 2010 (BWAY Holding Company)because it is no longer a publicly-traded company. The following 24 companies remain in the Committee's comparator group:

Actuant Corporation	Gardner Denver	Robbins & Meyers
Ametek, Inc.	GenCorp. Inc.	Roper Industries Inc.
Aptar	Graco, Inc.	Silgan Holdings
Carlisle Companies	Greif, Inc.	Stoneridge Inc.
Crane Co.	IDEX	Teleflex Inc.
Donaldson Company	Kaydon Corporation	Thor
Drew Industries	Kennametal	Transdigm Group
EnPro	Lufkin Industries	Winnebago Industries

        The Compensation Committee plans to review the peer group periodically to ensure it remains suitable for benchmarking purposes. The Committee anticipates that changes in the group will occur from time to time based on the evolution of its own business strategy, the business mix of the peer companies, and the availability of comparative data.

        In general, the Compensation Committee's objective is to set target compensation levels at market median with an opportunity to earn above market awards when shareholders have received above market returns. However, the Compensation Committee recognizes that it may occasionally need to set and pay target compensation above this range depending on the circumstances (for example, to address specific individual hiring or retention issues). In determining the compensation components for each NEO for 2010, the Compensation Committee generally focused on market values at the size adjusted median. It also subjectively considered other factors in its decision process including individual performance, Company performance, tenure and experience, and incremental cost. Specific positioning against the market is described in the following paragraphs in greater detail for each component of pay.

Compensation Components

        The material elements of the Company's executive compensation program, and the purpose for each element, are as follows:

  •
  Base salary—Deliver a competitive level of fixed cash compensation to compensate for the primary duties of the role

  •
  Annual incentive—Earn additional cash and stock compensation based on the degree to which annual performance goals are met

  •
  Long-term incentive—Provide additional compensation potential based on equity grants that increase in value as stock price increases, thereby aligning the interests of executives and shareholders

  •
  Retirement and health/welfare benefits—Enable executives to provide for their own financial security in retirement, and provide a baseline measure of protection in cases of illness, disability or loss of life

  •
  Perquisites—Provide a financial benefit allowance to compensate our executives for the extraordinary demands on their time

        Each program element is further described in the following paragraphs.

        Base Salary.    Base salaries for the Company's Named Executive Officers are established based on the scope of their responsibilities and their prior relevant background, training, and experience, and take into account competitive market pay levels. The Committee believes that executive base salaries should generally be competitive with the size-adjusted median salaries for executives in comparable positions at the benchmark peer group. The Company believes that providing competitive salaries is key to its ability to successfully attract and retain talented executives.

        Each year, the Committee considers whether to grant merit increases and/or market-based adjustments to TriMas' NEOs. In so doing, it considers several factors such as individual responsibilities, performance, experience, and alignment with market levels.

        Based on continued operational improvement and individual performance, the Compensation Committee approved the following salary adjustments in 2010:

NEO	1/1/2010 Base Salary	Salary Rate effective 7/1/2010	% Increase in 2010	TRS vs. Market Median
President & CEO	$675,000	$691,875	2.5%	2.9%
CFO	$360,000	$400,000	11.1%	7.6%
President, Cequent Performance Products	$300,000	$307,500	2.5%	(9.8)%
President, Packaging Systems	$419,000	$430,500	3%	16.5%
General Counsel	$350,000	$370,000	5.7%	11.9%

        Additional detail regarding the increase and resulting salary level for each executive is described below:

  •
  President & CEO: General merit increase to reflect market movement.

  •
  CFO: Increase to recognize general market movement and increased responsibility of position.

  •
  President, Cequent Performance Products: General merit increase to reflect market movement.

  •
  President, Packaging Systems: Merit increase in line with market movement, and includes a supplemental allowance of $33,000 paid in lieu of life insurance formerly provided. The $33,000 supplemental allowance is not included when comparing base salary to market median, nor is it included when calculating base salary increases.

  •
  General Counsel: Increase to recognize general market movement and increased responsibility of position.

        The Committee has also approved the following salary levels to become effective July 1, 2011:

NEO	Salary as of July 1, 2011
President and CEO	$700,000
CFO	$410,000
President, Cequent Performance Products	$316,800
President, Packaging Systems	$442,500
General Counsel	$381,100

        The 2011 increases represent increases in line with merit assessments and general market movement for the respective positions.

2010 TriMas Incentive Compensation Plan

        The goal of the TriMas Corporation Incentive Compensation Plan ("ICP") is to support our overall business objectives by aligning corporate, business unit and individual performance with the goals of shareholders and focusing attention on the key measures of success. The Plan is designed to accomplish this goal by providing the opportunity for additional cash or stock-based rewards when pre-established performance goals are achieved. The ICP also plays a key role in ensuring that our annual cash compensation opportunities remain competitive.

        Target awards.    Each of our NEOs has a target bonus opportunity for the plan year that is expressed as a percentage of base salary. Target awards for 2010 are shown in the following chart:

NEO	Target Bonus Amount	Target Award as Percent of Salary
President & CEO(1)	$761,000	110%
CFO	$280,000	70%
President, Cequent Performance Products	$155,000	50%
President, Packaging Systems	$279,000	70%
General Counsel	$185,000	50%

(1)
Disclosure in the Company's proxy statement filed in 2010 referenced the President & CEO's target bonus amount as $742,500. As adjusted in the Company's third quarter Form 10-Q, the amount originally approved by the Compensation Committee is $761,000.

        Based on the performance results achieved, actual awards generally can vary as a percent of target from a threshold of 0% to a maximum of 212.5% for participants at the Company-wide level, and from 0% to 200% for business unit participants.

        Consistent with the ICP program design, all ICP participants, including the NEOs, whose target awards exceeded $20,000, receive 80% of the awards earned in cash and 20% of the award value in the form of a restricted stock award in March 2011. The restricted stock will vest on the first anniversary of the grant date. This program feature permits the ICP to reward shorter-term performance and encourages longer-term employee retention.

        Performance measures.    The ICP measures Company-wide performance indicators to determine bonuses earned by participants with corporate-wide responsibilities. Messrs. Wathen, Zeffiro and Sherbin can earn bonuses based on achieving Company-wide performance goals. Participants with business unit level responsibility are assessed on performance metrics that evaluate solely the performance of the participant's business unit. Messrs. Benson and Brooks can earn bonuses based on the performance results achieved by each of their respective business units.

        Each year, the Compensation Committee approves the specific performance metrics for that year's program, and their relative weightings based on the importance of that measure to the Company for the year. The target level for each performance metric is the center of the plan and if attained will pay out at 100% of the metric. The threshold is the lowest level of payout below which no payment is made for that specific component. If performance under a metric is between the identified threshold and the maximum, the actual payout is determined based on the achievement of milestones within the matrix, with the distance between the milestones determined on a facts and circumstances basis depending on the business unit and respective metric.

        Company-wide Performance Measures.    The following Company-wide performance metrics were selected for the 2010 ICP for employees with Company-wide responsibility:

  •
  Sales/Profitability-35%.  This metric provides for rewards based on our performance in two areas: (1) the Company's consolidated recurring operating profit as a percent of net sales (operating margin), and (2) the level of net sales volume achieved. Recurring operating profit means earnings before interest, taxes and other income/expense, and excludes certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments. For purposes of this computation, net sales means net trade sales excluding all intercompany activity. This measure of profitability was selected because it is viewed as a leading indicator of our ability to effectively manage both our revenues and costs throughout the business cycle.

  •
  Return on Average Invested Capital-15%.  ROAIC measures how effectively the Company, on a consolidated basis, utilizes the capital (borrowed or owned) invested in our operations, and was included because of the importance of ensuring that we realize an appropriate return on such investment. ROAIC is calculated by dividing the after-tax sum of recurring operating profit (as defined above) and other income/expense by the most recent five quarter average net assets (total assets less cash minus current liabilities).

  •
  Earnings Per Share-25%.  Earnings Per Share ("EPS") is the diluted earnings per share, from continuing operations, as reported in the Company's reports on Form 10-Q and 10-K filed with the SEC, adjusted to exclude the after-tax impact of non-recurring charges (cash and non-cash) associated with items such as business restructuring, cost savings projects and asset impairments. EPS is widely viewed by our shareholders as a key measure of overall profitability.

  •
  Cash Flow-15%.  Cash flow is the sum of recurring operating profit (defined above), adjusted (i) up or down for other income/expense, (ii) up or down for changes in working capital, (iii) upward for depreciation and amortization, and (iv) downward for capital expenditures, cash interest and cash taxes. Managing our cash generation capabilities and use of cash is an important measure of our ongoing liquidity and stability.

  •
  Non-Financial Objectives-10%.  Each ICP participant also is assessed based on achievement of non-financial objectives relative to the participant's area of responsibility. The specific objectives that apply to each of the NEOs are listed in the following table:

Category	Specific Areas of Focus
Structured planning process	Implement and use QRF process Improve forecast accuracy
Great place to work	Upgrade communication plan and implement Improve employee engagement survey results Training goals
"Best cost" producer	Implement new sourcing initiative Grow "backroom" migration to low cost sources
Governance	Regulatory Compliance
Management team credibility	Deliver on key objectives Continuing confidence of Board Build confidence among investors

        For 2010, the specific Company-wide performance goals were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $808.2 million in sales and 7.5% operating profit, the participant would receive 50% award of this metric	At $854.8 million in Sales and 9.5% operating profit, the participant would receive 100% award of this metric	At $900.8 million in Sales and 11.5% operating profit, the participant would receive 200% award of this metric	35%
Return on Average Invested Capital	At 5.6% of ROAIC, the participant would receive 60% award of this metric	At 7.5% of ROAIC, the participant would receive 100% award of this metric	At 9.5% of ROAIC, the participant would receive 200% award of this metric	15%
EPS	At $0.49 earnings per share, the participant would receive 50% award of this metric	At $0.61 earnings per share, the participant would receive 100% award of this metric	At $0.91 earnings per share, the participant would receive 250% award of this metric	25%
Cash Flow	At $15.23 million cash flow the participant would receive 70% award of this metric	At $30.0 million cash flow the participant would receive 100% award of this metric	At $43.50 million cash flow the participant would receive 200% award of this metric	15%
Non Financial Objectives	This metric is awarded based on the individual executive's achievement of individual goal and objectives.			10%

        Business-unit performance measures.    For 2010, ICP bonuses for the President, Packaging Systems and President, Cequent Performance Products were based on the following performance measures at the business unit level. This approach focuses business unit leaders on optimizing the performance of their respective business unit rather than on overall Company-wide performance.

  •
  Sales/Profitability—40%.  This measure provides for rewards based on the business unit's performance in two areas: (1) the business unit's recurring operating profit as a percent of net sales (operating margin) and (2) the level of net sales volume achieved. Recurring operating profit means earnings before interest, taxes, bonus expense and other income/expense, and excludes certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments. For purposes of this computation, net sales means net trade sales excluding all intercompany activity.

  •
  Cash Flow—15%.  Cash flow is the sum of recurring operating profit (defined above), adjusted (i) up or down for other income/ expense, (ii) up or down for changes in working capital, (iii) upward for depreciation and amortization, and (iv) downward for capital expenditures, cash, interest and cash taxes.

  •
  Productivity—15%.  This measure is based on the achieved gross total cost savings realized from approved business unit initiatives. Types of productivity projects include value added/value engineered, facility rationalization, vendor cost downs, outsourcing/insourcing, and moves to low cost countries. Productivity does not include volume-related improvements (e.g., the natural leverage of fixed costs attributable to higher levels of production).

  •
  Inventory Turnover—10%.  Inventory turnover is calculated by dividing the business unit's annual cost of sales by the arithmetic average of its month-end net inventory (e.g., the sum of month-end inventory balances during the fiscal year divided by 12). Inventory turns measure the speed at which we convert our inventory into sales and thus is an important supply chain metric.

  •
  % New Products/Markets Sales—10%.  The % New Products/Markets Sales metric measures the percent of business unit sales that come from new products or markets. This measure is calculated by dividing the net sales for specifically identified new products or new markets by total net sales for the business unit. Each of the new products or new market projects is agreed upon as part of the annual business planning process at the outset of the year. This is a key measure of our ability to innovate and grow by expanding into new markets and/or developing new products.

  •
  Non-Financial Objectives—10%.  The goals for this category fall under the same framework as identified earlier in this discussion for the Company-wide performance metrics.

        For 2010, the specific performance goals for Packaging Systems were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $139.5 million in sales and 22.3% operating profit, the participant would receive 50% award of this metric	At $155.0 million in Sales and 24.3% operating profit, the participant would receive 100% award of this metric	At $186.0 million in Sales and 27.3% operating profit, the participant would receive 200% award of this metric	40%
Cash Flow	At $38.82 million cash flow the participant would receive 70% award of this metric	At $43.16 million cash flow the participant would receive 100% award of this metric	At $51.84 million cash flow the participant would receive 200% award of this metric	15%
Productivity	At $3.36 million in Productivity gains the participant would receive 60% award of this metric	At $4.19 million in Productivity gains the participant would receive 100% award of this metric	At $6.29 million in Productivity gains the participant would receive 200% award of this metric	15%
Inventory Turns	At 6.73 inventory turns the participant would receive 60% award of this metric	At 7.47 inventory turns the participant would receive 100% award of this metric	At 8.47 inventory turns the participant would receive 200% award of this metric	10%
%New Product/Market Sales	See note below.(1)			10%
Non Financial Objectives	This metric is awarded based on the individual executive's achievement of individual goal and objectives.			10%

(1)
The Compensation Committee set the target for this metric at a level that requires Packaging Systems to successfully expand its product portfolio and geographic market base to contribute both to 2010 sales and profitability and provide a foundation for 2011 activity. Achievement at each milestone requires innovation and commercialization.

        As Cequent Performance Products is an operating segment that is part of the broader Cequent North American reportable segment, we do not provide information regarding the threshold, target and maximum for its 2010 ICP metrics. The Compensation Committee designated targets that for each metric requires disciplined financial and operations management. On a year over year basis, the targets reflect the

Committee's expectation of improved growth and earnings over the prior year. The Cequent Performance Products targets are also designed to incent and require the business unit leadership to deliver new cost savings initiatives and contributions from new markets and products.

        Award Determination and Payouts.    In February of each year, the Compensation Committee determines the degree to which ICP goals for the prior year were achieved. For 2010, the results achieved for each Company-wide performance measure are indicated below, including results achieved for the non-financial objectives, and the resulting aggregate awards for each of the NEOs whose bonuses are based on Company-wide performance.

Metric	Weight	Result Achieved	Payout Earned as a Percent of Total Target Award
Sales/Profitability	35%	Sales: $942.6 million Oper Margin: 12.1%	70%
ROAIC	15%	10.8%	30%
Earnings per share	25%	$1.21	62.5%
Cash flow	15%	$83.4 million	30%
Subtotal before Non-financial objectives			192.5%
Nonfinancial objectives	10%
Total awards earned by each executive		Non-Financial Objectives
President and CEO		20%	212.5%
Chief Financial Officer		20%	212.5%
General Counsel		17.5%	210%

        Based on the performance of the Company in 2010 and the individual contributions of each of Messrs. Wathen, Zeffiro and Sherbin toward that performance, each received the following weighting for the non-financial objectives component.

Explanation of the 2010 Non-Financial Objectives Achieved—Company-Wide Performance

        President & CEO—Mr. Wathen received 200% of the non-financial objective of his bonus for his role in leading the Company to a successful 2010 and continuing to improve the Company's strategic planning and execution. Under his leadership, the Company increased its 2010 sales by 17% compared to 2009, improved the strategic execution of its growth initiatives, and successfully implemented a Global Sourcing Organization and many productivity initiatives. Mr. Wathen's leadership and focus on strategic planning and execution significantly impacted shareholder value in 2010 as evidenced by the increase in earnings per share of over 150% compared to 2009 levels.

        CFO—Mr. Zeffiro received 200% of the non-financial objective of his bonus for playing a significant role in the Company's overall success. He played a key leadership role in improving the closing and reporting process, improving our overall quarterly forecasting and simplifying the budget process. Mr. Zeffiro continued to develop and hire key team members to assist with the improvement of these processes. He also led the Company's Global Sourcing Organization initiative that facilitated the Company's low cost sourcing and productivity initiatives.

        General Counsel—Mr. Sherbin received 175% of the non-financial objective of his bonus for playing a significant role in supporting the Company's initiatives. He played a key role in the Company's two acquisitions in 2010 and the disposition of a significant real estate asset. He strengthened and developed the legal team, supported strategic planning and provided pragmatic legal advice and counsel to the executive leadership and senior management regarding day-to-day initiatives.

        Results for the NEOs whose bonuses are determined at the business unit level are detailed below:

		Packaging Systems		Cequent Performance Products
Metric	Weight	Result	Payout as % of Target	Result	Payout as % of Target
Sales/Profitability	40%	Above Target	67%	Above Target	72%
Cash Flow	15%	Maximum	30%	Maximum	30%
Productivity	15%	Maximum	30%	Above Target	23%
Inventory Turns	10%	Above Target	12%	Below Target	8%
% New Products/Market Sales	10%	Maximum	20%	Above Target	15%
Nonfinancial objectives:	10%	Above Target	17.5%	Maximum	20%
Total			177%		168%

Explanation of the 2010 Non-Financial Objective Achieved—Messrs. Benson and Brooks

        President, Cequent Performance Products—Mr. Benson received 200% of the non-financial objective of his bonus for his strong strategic leadership of the continued integration of the legacy towing, trailer, and electrical business. Under Mr. Benson's leadership and direction, Cequent Performance Products effectively leveraged its broad product portfolio to gain market share, drove top line growth, and implemented productivity improvements to create margin expansion. Mr. Benson also provided leadership in Cequent Performance Products' improved financial forecasting which facilitated financial visibility and strategic planning for the business.

        President, Packaging Systems—Mr. Brooks received 175% of the non-financial objective of his bonus for his leadership of the Packaging Systems team. Under Mr. Brooks' direction, Packaging Systems identified and implemented top-line growth initiatives involving new products and new geographic markets. Mr. Brooks also maintained focus on the Packaging Systems' core business of industrial closures which experienced improvement year over year. In 2010, Packaging Systems effectively implemented the Company's quarterly rolling forecast (QRF) planning process and continued to produce employee engagement results in excess of manufacturing industry benchmarks.

        The target and actual awards earned by our NEOs are listed in the following chart:

NEO	Target Award as Percent of Salary	Target Bonus Amounts	Actual ICP Award Earned	ICP Earned and to Be Paid in Cash	ICP Earned and to Be Paid in Restricted Stock in March 2011
President & CEO	110%	$761,000	$1,617,201	$1,293,761	$323,440
CFO	70%	$280,000	$595,028	$476,022	$119,006
President, Cequent Performance Products	50%	$155,000	$260,338	$208,270	$52,068
President, Packaging Systems	70%	$279,000	$492,770	$394,216	$98,554
General Counsel	50%	$185,000	$388,519	$310,815	$77,704

2011 TriMas Incentive Compensation Plan—Program Highlights.

        For fiscal year 2011, the Committee approved several changes to the ICP at the Company-wide level:

  •
  Eliminated ROAIC and Non-Financial Objectives as Company-wide measures.

  •
  Increased the weightings as follows: Sales/Profitability from 35% to 40%, EPS from 25% to 30%, and Cash Flow from 15% to 30%.

  •
  These changes reflect the Compensation Committee's view of earnings per share as an increasingly important indicator of Company growth in market value, cash flow as a critical tool to delever and create value through measurable financial objectives as more effectively aligning the short term incentive plan with financial metrics that are impactful and measurable over a 12 month period (as compared to non-financial objectives).

        For fiscal year 2011, the Committee also approved several changes to the ICP at the Cequent Performance Products and Packaging Systems level:

  •
  Eliminated Inventory Turnover and Non-Financial Objectives as performance measures.

  •
  Increased weightings as follows: Cash Flow from 15% to 20%; Productivity from 15% to 20%; New Products/Markets sales from 10% to 20%.

  •
  These changes reflect the Compensation Committee's view of cash flow as a critical tool to delever and create value, the import of productivity to improve the Company's cost structure, the importance of growth initiatives to expand the Company's revenue base, and the value of measurable financial objectives (as compared to non-financial objectives),

        Key plan features that will remain constant for 2011 include target awards, the requirement that 20% of ICP bonuses earned for those whose target awards exceed $20,000, be paid in restricted stock, and performance measures at the business unit level. As a percent of salary, the NEOs' target awards for 2011 are as follows:

NEO	Target Bonus Amount	Target Bonus as a percentage of salary
President & CEO	$788,000	112.5%
CFO	$298,000	72.5%
President, Cequent Performance Products	$159,000	50%
President, Packaging	$287,000	70%
General Counsel	$191,000	50%

        The 2011 increases for the President & CEO and CFO represent increases in line with merit assessment and additional allocation to performance based pay.

Long-term Incentive Program

        Overview.    The Company has two equity incentive plans, referred to as the 2002 Long Term Equity Incentive Plan and the 2006 Long Term Equity Incentive Plan (together, the "Equity Plans"). Each provides for grants to employees, directors and consultants of incentive and nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units or performance-based awards. The Company historically has issued equity compensation under each of the Equity Plans.

        Purpose.    Our long-term equity program is designed to reward the achievement of long-term business objectives that benefit our shareholders through stock price increases, thereby aligning the interests of our executives with those of our shareholders. We make periodic grants to participants, after considering such factors as overall business climate, stock price performance, share availability, and retention considerations, to name a few.

        Grants.    In 2009, we made grants of stock options to our Company leadership group. In February 2010, grants were more limited, as our strategy to date is to make grants to all participants on a periodic basis rather than annually. The Committee approved restricted stock unit grants for the CFO and General Counsel with grant date values of $200,000 and $150,000, respectively. A key purpose of these grants was to better align the recipients' long term incentive compensation with the market. These grants also have a retention purpose, since they will not vest until the third anniversary of the grant and require that the recipient be employed by the Company as of the vesting date.

        Pursuant to his offer letter dated January 12, 2009, and discussed in more detail later, Mr. Wathen has the opportunity to receive restricted stock units when specific performance hurdles are met. Specifically, he will be granted restricted stock units if the Company's closing stock price exceeds various price hurdles for any successive 75 trading day period within the first 36 months of employment. During 2010, the first two price hurdles of $5 and $10 were met, and he was granted 25,000 restricted stock units on each of March 24, 2010 and October 21, 2010. Vesting will occur in three equal increments on the first, second and third anniversaries of each grant date provided Mr. Wathen remains employed by the Company on those dates. The third stock price performance hurdle of $15 was achieved in 2011 and Mr. Wathen was granted a 25,000 restricted stock units on January 21, 2011.

        In summary, the grants to NEOs in 2010 consisted of the following number of restricted stock units:

  •
  President & CEO: 50,000

  •
  Chief Financial Officer: 32,850

  •
  General Counsel: 24,640

        2010 Special Cash Awards.    On February 26, 2010, the Compensation Committee granted special one-time cash awards to the President & CEO and Chief Financial Officer of $150,000 and $50,000, respectively, in recognition of their leadership and performance. The terms of the cash awards required each recipient to use the after-tax amount of his award to buy shares of Company stock.

2011 Special Awards of Restricted Stock.

        On February 24, 2011, the Compensation Committee awarded restricted stock units to Messrs. Wathen, Zeffiro, and Sherbin, in recognition of their leadership and role within the Company. The award consists of three components each to be settled in shares of the Company's common stock. Upon the Company achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, 50% of the restricted stock units will vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met (the "EPS Vesting Date") and the remaining 50% will vest in two equal parts on the first and second anniversary of the EPS Vesting Date. Upon the Company's stock price closing at or above $30 and $35 per share for 30 consecutive trading days with the last such trading day occurring on or prior to September 30, 2013, 50% of the restricted stock units will be granted and immediately vested on the close of the business day on which such trading threshold is satisfied and the remaining 50% will vest in two equal parts on the first and second anniversary of the date on which the respective trading threshold is met, and require that the recipient be employed by the Company as of each vesting date. The awards consisted of the following number of restricted stock units:

	$2.00 EPS Target	$30 Stock Price Target	$35 Stock Price Target
President & CEO	21,000	10,500	10,500
Chief Financial Officer	10,500	5,250	5,250
General Counsel	5,840	2,920	2,920

        In connection with the approval by the Compensation Committee of the 2010 ICP payments, each NEO receives 80% of the payment in cash and 20% of the ICP award in restricted stock. The number of restricted stock units is based on the close of business stock price on March 1, 2011. As described earlier, these shares will vest on the first anniversary of the grant, provided the participant is employed by the Company at the time of vest. The value to be delivered to each NEO in restricted stock is as follow:

NEO	ICP Earned and to be Paid in Restricted Stock in March 2011
President & CEO	$323,440
CFO	$119,006
President, Cequent Performance Products	$52,068
President, Packaging Systems	$98,554
General Counsel	$77,704

        Program Changes for 2011.    The Committee and management are considering the design of an ongoing long-term incentive program that is expected to include annual grants of performance-based equity and stock options. The new program design is expected to be finalized and implemented beginning in 2012.

Benefits and Retirement Programs

        Consistent with our overall philosophy, the NEOs are eligible to participate in benefit plans that are available to substantially all the Company's employees. These programs include participation in the Company's retirement program (comprised of a 401(k) savings component and a quarterly contribution component), and in our medical, dental, vision, group life and accidental death and dismemberment insurance programs.

        The Company makes matching contributions for active participants in the 401(k) savings component equal to 25% of the participants' permitted contributions, up to a maximum of 5% of the participant's eligible compensation. In addition, for most employees the Company may contribute up to an additional 25% of matching contributions based on the Company's annual financial performance.

        Under the terms of the quarterly contribution component, the Company contributes to the employee's plan account an amount determined as a percentage of the employee's base pay upon an employee's eligibility following one year of employment. The percentage is based on the employee's age and for salaried employees, ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. For 2010, Mr. Zeffiro received 3.0%, Mr. Sherbin received 4.0%, Mr. Benson received 4.5%, Mr. Wathen received 4.5% beginning February 2010 and Mr. Brooks received 7.0% due to a supplemental legacy benefit.

Executive Retirement Program

        The Company's executive retirement program provides senior managers with retirement benefits in addition to those provided under the Company's qualified retirement plans. The Company offers these programs to enhance the competitiveness of total executive pay.

        Under the Supplemental Executive Retirement Plan ("SERP"), the Company makes a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's eligible compensation. The percentage is based on the employee's age on the date of original participation in the plan (6.0% for Messrs. Brooks and Wathen, 4.0% for Messrs. Sherbin and Zeffiro, and Mr. Benson does not participate). Contributions vest 100% after five years of eligible employment. Immediate vesting in the Company's contributions occurs upon attainment of retirement age or death.

        The Compensation Limit Restoration Plan ("CLRP") provides benefits to senior managers in the form of Company contributions which would have been payable under the quarterly contribution component of the Company's tax-qualified retirement plan, but for tax limits on the amount of pay that can be considered in a qualified plan. There are no employee contributions permitted under this plan. Company contributions under the CLRP vary as a percent of eligible compensation based on the employee's age.

        Effective January 1, 2007, the qualified retirement plans vesting provisions were modified to accommodate requirements under the Pension Protection Act of 2006. The vesting schedule for the Plans changed from 100% vesting upon completion of five-years of service for all contributions, to 100% vesting upon completion of three years for contributions made after January 1, 2007. In 2010, the Committee harmonized the vesting schedule for the Compensation Limit Restoration Plan to the three-year period reflected in the qualified plan. For this reason, contributions made before 2010 vest 100% after five years of eligible employment. Contributions made in or after 2010 vest 100% after three years of eligible employment. Immediate vesting in the Company's contributions occurs upon attainment of retirement age or death.

        In 2010, the Company implemented an elective deferral compensation feature to supplement the existing executive retirement program. For fiscal years beginning in 2011, an employee eligible to receive SERP contributions may elect to defer up to 25% of his or her base pay and up to 100% of his or her bonus. This plan is intended to encourage the continued employment and diligent service of plan participants.

TriMas Corporation Benefit Restoration Pension Plan

        Mr. Brooks participates in the TriMas Corporation Benefit Restoration Plan ("Benefit Restoration Plan"), which is an unfunded non-qualified retirement plan. The Benefit Restoration Plan provides for benefits that were not able to be provided to certain executives in the Metaldyne Pension Plan (a plan adopted by the Company's predecessor) because of tax limits on compensation that may be considered in a qualified plan. The TriMas Corporation Benefit Restoration Plan was frozen as of December 31, 2002.

        Under the frozen Benefit Restoration Plan, which consists of a pension and a profit sharing component, Mr. Brooks is eligible to receive a retirement benefit in addition to those provided under the Company's other plans. Upon termination on or after age 55, Mr. Brooks is entitled to receive a specified pension benefit annually, the age 65 present value of which is reflected in the "Executive Retirement Program" table.

Perquisites

        Effective January 1, 2010, the Compensation Committee implemented a Flexible Cash Allowance Policy. Under this program certain executives receive a quarterly cash allowance in lieu of other Company provided perquisites. Eligibility and amounts of the cash allowance are reviewed annually by the Compensation Committee, and adjusted as it considers necessary.

        For the fiscal year 2010, the NEOs received the following cash allowances:

  •
  President and Chief Executive Officer; Chief Financial Officer; President, Packaging Systems; General Counsel—$55,000

  •
  President, Cequent Performance Products—$25,000

        The same cash allowance levels will remain in place in 2011 for participating executives, including the NEOs.

        The Company continues to make executive physical examinations available to its officers. The Compensation Committee considers this practice to be a direct benefit to the Company.

Change in Control and Severance Based Compensation

        Certain of the Company's NEOs are covered by the Company's Executive Severance/Change in Control Policy. The Policy requires the Company to make severance payments to a covered executive if his or her employment is terminated under certain circumstances, as described below under "Post-Employment Compensation."

        Although a significant part of compensation for the Company's executives is performance-based and largely contingent upon achievement of aggressive financial goals, the Executive Severance/Change in Control Policy provides important protection to certain of the Company's executive officers. The Committee believes that offering this program is consistent with market practices, assures the Company can both attract and retain executive talent, and will assist with management stability and continuity in the face of a possible business combination.

Accounting and Tax Effects

        The impact of accounting treatment is considered in developing and implementing the Company's compensation programs generally, including the accounting treatment as it applies to amounts awarded or paid to the Company's executives.

        The impact of federal tax laws on the Company's compensation programs is also considered, including the deductibility of compensation paid to the NEOs, as regulated by Section 162(m) of the Code. Most of the Company's compensation programs are designed to qualify for deductibility under Section 162(m), but to preserve flexibility in administering compensation programs, not all amounts paid under all of the Company's compensation programs qualify for deductibility.

        Likewise, the impact of Section 409A of the Code is taken into account, and the Company's executive plans and programs are, in general, designed to comply with the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

Stock Ownership Guidelines for Executives

        To further align the interests of executives with those of shareholders, the Compensation Committee adopted stock ownership guidelines for certain executives, including the NEOs. The guidelines are expressed as a multiple of base salary, as set forth below:

President and Chief Executive Officer	5x
CFO; General Counsel	3x
Other executives, as determined by the Compensation Committee (including the President, Packaging Systems and President, Cequent Performance Products)	2x

        As executives have five years to meet these ownership guidelines from the time of adoption by the Compensation Committee, the Compensation Committee will not evaluate compliance until 2014. New executives designated as participants will have five years from the time they are named to a qualifying position to meet the ownership guidelines. Adherence to these guidelines will be measured each year on January 1, using the executive's base salary and the value of the executive's holdings and stock price on such day. Once an executive attains the required ownership level, the executive will not be considered to fall out of compliance solely due to subsequent stock price declines.

        The following equity holdings count towards satisfaction of the guidelines:

  •
  Shares owned (or beneficially owned) by the executive, including shares acquired upon exercise of stock options or acquired through any Company employee benefit plans;

  •
  Time-vesting restricted stock or restricted stock units, whether vested or not; and

  •
  Vested, in the money stock options.

        Prior to attaining sufficient shares to satisfy the guidelines, executives must retain shares having a value equal to at least 50% of the after-tax gain recognized with respect to the exercise of stock options, sale of vested restricted stock or other disposition with respect to any equity awards granted under the Company's equity incentive plans.

        The Compensation Committee has the discretion to consider non-compliance with the guidelines in determining whether or the extent to which future equity awards should be granted and may require all stock attained through Company grants be retained until the guidelines are satisfied.

Recoupment Policy

        In 2009, the Compensation Committee implemented a recoupment policy subjecting incentive compensation and grants under the Company's equity plans to executive officers and business unit presidents to potential recoupment. The Board has the authority to trigger recoupment in the event of a material financial restatement or manipulation of a financial measure on which compensation is based where the employee's intentional misconduct contributed to the restatement or manipulation and, but for such misconduct, a lesser amount of compensation would have been paid. The Compensation Committee will reevaluate and, if necessary, revise the Company's recoupment policy to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once the rules implementing the recoupment requirements have been finalized by the SEC.

Employment Arrangements

        The terms of Mr. Wathen's employment with the Company are contained in a letter agreement dated January 12, 2009, a copy of which the Company timely filed with the SEC on a Current Report on Form 8-K. In addition to providing for base salary and bonus compensation as discussed elsewhere in this Proxy Statement, the letter agreement provided for the grant to Mr. Wathen of 200,000 stock options upon his initial date of employment with pro-rata vesting over three years, consideration for an additional equity grant in 2009, and a one-time bonus of $100,000 to be used by Mr. Wathen for the purchase on the open market, on an after tax basis, of Company common stock (which bonus was payable after Mr. Wathen confirmed his purchase of an additional $100,000 of Company stock during the first available open trading window).

        The letter agreement also provides for the following restricted stock unit grants to Mr. Wathen if the Company's closing stock price exceeds the thresholds listed below for any successive 75 day trading period within the first 36 months of Mr. Wathen's employment:

Threshold	Number of Restricted Stock Units
$5.00	25,000
$10.00	25,000
$15.00	25,000
$20.00	25,000
$25.00	25,000

        All units earned under this program vest in increments of one-third over the three year period following each grant and require that he be employed by the Company on each respective vesting date.

Annual and Long Term Compensation

        The following table summarizes the annual and long-term compensation paid to the NEOs in 2010.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)(7)(8)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(9)	All Other Compensation ($)	Total ($)
David M. Wathen,	2010	683,400	886,400	—	1,443,800	—	130,400	3,144,000
President (principal executive officer)	2009	656,800	138,400	106,500	775,000	—	110,400	1,787,100
A. Mark Zeffiro,	2010	380,000	319,100	—	526,000	—	87,700	1,312,800
Chief Financial Officer	2009	373,800	31,000	35,800	252,000	—	79,000	771,600
(principal financial officer)	2008	200,800	95,900	—	250,000	—	306,000	852,700
Thomas M. Benson,	2010	303,800	52,100	—	208,300	—	45,700	609,900
President, Cequent Performance Products	2009	311,500	31,800	14,900	260,700	—	25,600	644,500
Lynn A. Brooks,	2010	424,800	98,600	—	394,200	33,900	118,900	1,070,400
President, Packaging Systems	2009	400,800	56,400	28,800	420,300	14,800	150,900	1,072,000
	2008	380,500	33,700	—	190,000	16,300	150,200	770,700
Joshua A. Sherbin,	2010	360,000	227,800	—	310,800	—	89,800	988,400
General Counsel	2009	363,500	21,500	34,800	175,000		94,100	688,900
	2008	342,200	30,600	—	105,000	—	94,200	572,000

(1)
During 2010 and 2008, there were 26 bi-weekly pay periods for Company employees paid on a bi-weekly basis, including the NEOs. There were 27 bi-weekly pay periods for such employees in 2009.

(2)
All awards in this column relate to restricted stock granted under the 2002 Long Term Equity Incentive Plan and the 2006 Long Term Equity Incentive Plan and are calculated in accordance with Accounting Standards Codification ("ASC") Topic 718, "Stock Compensation." The award earned reflects the grants of restricted stock awards or units, as approved by the Compensation Committee, on April 2, 2008, June 2, 2008, December 4, 2009, February 26, 2010, March 24, 2010 and October 21, 2010. The award does not include performance units not earned. For 2010, also includes the full value of the 20% of Incentive Compensation Plan 2010 amounts earned required to be paid in restricted stock, with the number of shares to be determined based on the Company's closing stock price as of March 1, 2011. See "Grants of Plan-Based Awards."

(3)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, as the Company's closing stock price met the requirements for the $5.00 and $10.00 thresholds as of those dates.

(4)
On February 26, 2010, Messrs. Sherbin and Zeffiro were granted restricted stock units under the Company's 2006 Long Term Equity Incentive Plan valued at $200,100 and $150,100, respectively, based on the Company's common stock closing price on the grant date, to better align the recipients' long term incentive compensation with the market. The restricted stock units vest three years following the date of grant and will be settled in cash based on the closing price as of the vest date.

(5)
All awards in this column relate to stock options granted under the 2002 Long Term Equity Incentive Plan and the 2006 Long Term Equity Incentive Plan. This amount represents the full grant date fair value as calculated in accordance with ASC Topic 718, "Stock Compensation."

(6)
Incentive Compensation Plan payments are made in the year subsequent to which they were earned. Amounts earned under the 2010 Incentive Compensation Plan were approved by the Compensation Committee on February 24, 2011 and paid out shortly thereafter. For 2010, amount includes the cash-paid portion of the award. For 2009, amount includes both the cash-paid portion of the award and the amount the NEO elected to receive in restricted stock. For 2008, amounts awarded under the ICP were payable only in cash and are included herein.

(7)
For Mr. Wathen, includes a one-time cash bonus of $100,000 in 2009 pursuant to his offer letter on January 12, 2009, which was to be used for the purchase on the open market, on an after-tax basis, of Company common stock. For Mr. Zeffiro, includes a one-time cash bonus of $100,000 in 2008 upon employment with the Company.

(8)
For Messrs. Wathen and Zeffiro, 2010 includes a special one-time cash award of $150,000 and $50,000, respectively, granted by the Compensation Commitee on February 26, 2010 in recognition of their leadership and performance, which was to be used for the purchase on the open market, on an after-tax basis, of Company common stock.

(9)
The benefits of the TriMas Benefit Restoration Plan were frozen as of December 31, 2002. Therefore, the above amounts represent only the change in actuarial present value of that frozen benefit.

        Following is further detail on the NEOs' other compensation:

Name	Year	Perquisite Allowance ($)	Auto Allowance ($)	Club Membership ($)	Life and Disability Insurance Premiums ($)	Non-Business Owned and Leased Aircraft Useage ($)(1)	Tax Reimbursements ($)	Relocation Benefit ($)(2)	Company Contributions in Retirement and 401(k) Plans ($)(3)	Total ($)
David M. Wathen	2010	55,000	—	—	—	—	—	—	75,400	130,400
	2009	—	—	—	24,500	—	27,600	15,800	42,500	110,400
A. Mark Zeffiro	2010	55,000	—	—	—	—	—	—	32,700	87,700
	2009	—	15,000	8,300	8,000	—	22,300	—	25,400	79,000
	2008	—	8,800	47,500	4,000	6,800	119,300	113,200	6,400	306,000
Thomas M. Benson	2010	25,000	—	—	—	—	—	—	20,700	45,700
	2009	—	—	—	—	—	—	—	25,600	25,600
Lynn A. Brooks	2010	55,000	—	—	—	—	—	—	63,900	118,900
	2009	—	16,900	—	36,000	—	37,600	—	60,400	150,900
	2008	—	16,250	—	36,000	—	43,350	—	54,600	150,200
Joshua A. Sherbin	2010	55,000	—	—	—	—	—	—	34,800	89,800
	2009	—	15,000	11,900	8,500	—	25,100	—	33,600	94,100
	2008	—	12,500	15,000	8,500	—	29,800	—	28,400	94,200

(1)
For Mr. Zeffiro, reflects the actual value attributable to the use of the Company's aircraft, inclusive of fuel, pilot time and all fees and expenses incurred.

(2)
In connection with Mr. Wathen joining the Company in 2009, his responsibilities required the cancellation of non-refundable personal travel for which the Company reimbursed him.

(3)
For Mr. Wathen, amounts comprised of $58,400 in 2010 and $39,400 in 2009 under the TriMas Executive Retirement Program and $17,000 in 2010 and $3,100 in 2009 under the TriMas Corporation Salaried Retirement Program; for Mr. Zeffiro, $19,300 in 2010, $14,400 in 2009 and $4,700 in 2008 under the TriMas Executive Retirement Program and $13,400 in 2010, $10,400 in 2009 and $1,700 in 2008 under the TriMas Corporation Salaried Retirement Program; for Mr. Benson, amounts comprised of $2,600 in 2010 and $3,900 in 2009 under the TriMas Executive Retirement Program and $18,100 in 2010 and $18,000 in 2009 under the TriMas Corporation Salaried Retirement Program; for Mr. Brooks, amounts comprised of $38,100 in 2010, $35,000 in 2009 and $32,100 in 2008 under the TriMas Executive Retirement Program and $25,800 in 2010, $25,400 in 2009 and $22,500 in 2008 under the TriMas Corporation Salaried Retirement Program; for Mr. Sherbin, amounts comprised of $19,000 in 2010, $18,200 in 2009 and $14,400 in 2008 under the TriMas Executive Retirement Program and $15,800 in 2010, $15,400 in 2009 and $14,000 in 2008 under the TriMas Corporation Salaried Retirement Program. See "—Compensation Components—Benefit and Retirement Programs."

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Unit Awards ($)
							Closing Price on Grant Date ($/share)
Name	Grant Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
David M. Wathen	Incentive Compensation Plan(1)		38,100	761,000	1,617,200
	Restricted Stock Unit(2)	3/24/2010				25,000	6.95	173,800
	Restricted Stock Unit(2)	10/21/2010				25,000	15.57	389,300
	Restricted Stock Unit(2)	N/A				75,000	—	—
A. Mark Zeffiro	Incentive Compensation Plan(1)		14,000	280,000	595,000
	Restricted Stock Unit(3)	2/26/2010				32,850	6.09	200,100
Thomas M. Benson	Incentive Compensation Plan(1)		7,800	155,000	310,000
Lynn A. Brooks	Incentive Compensation Plan(1)		14,000	279,000	558,000
Joshua A. Sherbin	Incentive Compensation Plan(1)		9,300	185,000	393,200
	Restricted Stock Unit(3)	2/26/2010				24,640	6.09	150,100

(1)
The amounts above in the Estimated Future Payouts under Non-Equity Incentive Plan Awards are based on awards pursuant to the Incentive Compensation Plan for each NEO as of December 31, 2010. While each NEO is required to receive 20% of their award in restricted stock, which vests on the first anniversary of the payment of the cash portion, the above figures include 100% of the threshold, target and maximum awards pursuant to the plan. Upon approval of the total ICP award by the Compensation Committee, 80% of the award value would be paid in cash while 20% would be awarded in restricted stock based on the Company's then current stock price. The threshold payout is based on the largest percentage payout of the smallest metric is the NEO's composite target bonus and the target award is a specified dollar figure for each NEO. The maximum estimated possible payout for each participant is equal to maximum attainment for each metric.

(2)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, as the Company's closing stock price met the requirements for the $5.00 and $10.00 thresholds as of those dates.

(3)
On February 26, 2010, Messrs. Zeffiro and Sherbin were granted 32,850 and 24,640, respectively, restricted stock units under the Company's 2006 Long Term Equity Incentive Plan based on the Company's common stock closing price on the grant date, to better align the recipients' long term incentive compensation with the market. The restricted stock units vest three years following the date of grant and will be settled in cash based on the closing price as of the vest date.

Outstanding Equity Awards

        The following table summarizes the outstanding equity awards to the named executive officers as of December 31, 2010:

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested $(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4)	Equity Incentive Plan Awards: Market Value or Payout of Shares, Units or Other Rights that have not Vested $(3)
David M. Wathen	66,666	133,334	1.38	1/12/2019	76,620	1,567,650	75,000	1,534,500
A. Mark Zeffiro	30,000	60,000	1.01	3/8/2019	42,810	875,890	—	—
Thomas M. Benson	26,664	6,666	23.00	9/30/2015	7,177	146,840	—	—
	5,000	25,000	1.01	3/8/2019	—	—	—	—
Lynn A. Brooks	193,068	—	20.00	6/5/2012	12,674	259,310	—	—
	24,166	48,334	1.01	3/8/2019	—	—	—	—
Joshua A. Sherbin	44,000	11,000	23.00	3/31/2015	30,447	622,950	—	—
	29,166	58,334	1.01	3/8/2019	—	—	—	—

(1)
Stock options that have been granted under the 2006 and 2002 Long Term Equity Incentive Plans vest over a period of three to seven years.

(2)
All awards in this column relate to restricted stock and performance unit grants awarded under the 2006 Long Term Equity Incentive Plan. All restricted stock granted in 2008 vests over the three-year period beginning on the date of the respective grant with one-third of the grant being vested on a pro-rata basis over each of the three years following the respective grant date. The performance units granted in 2009 vest over the period from grant date (December 4, 2009) to March 15, 2011. The restricted stock units granted on February 26, 2010 vest after three years from grant date. The restricted stock units granted on March 24, 2010 and October 21, 2010 vest ratably over the period from grant date.

(3)
The market value is based on the stock price as of December 31, 2010 ($20.46) multiplied by the number of share or unit awards.

(4)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, as the Company's closing stock price met the requirements for the $5.00 and $10.00 thresholds as of those dates.

Restricted Share Vesting in 2010

        The following table sets forth information concerning the number of shares of restricted stock awarded in prior years to NEOs with restrictions that lapsed in 2010 and the value of such shares at the time the restrictions lapsed.

Name	Vesting Date	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
David M. Wathen	3/15/2010	79,840	562,070
A. Mark Zeffiro	3/15/2010	9,940	69,980
	6/2/2010	4,000	40,400
Thomas M. Benson	3/15/2010	10,170	71,600
	4/2/2010	1,067	7,450
	9/1/2010	1,334	18,690
Lynn A. Brooks	3/15/2010	18,060	127,140
	4/2/2010	1,833	12,790
	9/1/2010	2,834	39,700
Joshua A. Sherbin	3/15/2010	6,900	48,580
	4/2/2010	1,667	11,640
	9/1/2010	2,334	32,700

(1)
Based on closing stock prices of $7.04 on March 15, 2010, $6.98 on April 1, 2010, $10.10 on June 2, 2010 and $14.01 on September 1, 2010.

Post-Employment Compensation

        The Company maintains an Executive Severance/Change of Control Policy, or the Policy. The Policy applies to certain of the Company's executives. The Policy states that each executive shall devote his or her full business time to the performance of his or her duties and responsibilities for the Company. The Policy requires the Company to make severance payments to an executive if his or her employment is terminated under certain circumstances.

        If the Company terminates the employment of the President and Chief Executive Officer for any reason other than for cause, disability, or death, or if the President and Chief Executive Officer terminates his or her employment for good reason, the Company will provide the President and Chief Executive Officer with two years' annual base salary, Incentive Compensation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any Incentive Compensation Plan bonus payment that has been declared for the President and Chief Executive Officer but not paid, his or her pro-rated Incentive Compensation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under the 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date. The President and Chief Executive Officer's termination based compensation is higher than that of other executive officers in the interest of keeping with the Company policy of compensating executive officers at levels that correspond with their levels of responsibility.

        If the Company terminates the employment of any covered executive (excluding the President and Chief Executive Officer) for any reason other than cause, disability, or death, or if the executive terminates his or her employment for good reason, the Company will provide the executive with one year's annual base salary, Incentive Compensation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any Incentive Compensation Plan bonus payment that has been declared for the executive but not paid, his or her pro-rated Incentive Compensation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under the 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.

        In the case of any covered executive's voluntary termination or termination for cause, the Company pays the executive the accrued base salary through termination plus earned, but unused vacation compensation. All other benefits cease as of the termination date. If an executive's employment is terminated due to death, the Company pays the unpaid base salary as of the date of death, accrued but unpaid Incentive Compensation Plan compensation and vests in their entirety all of the executive's outstanding equity awards. Other than continued participation in the Company's medical benefit plan for the executive's dependents for up to 36 months, all other benefits cease as of the date of the executive's death. If an executive is terminated due to becoming disabled, the Company pays the executive earned but unpaid base salary and Incentive Compensation Plan payments and vests in their entirety all of the executive's outstanding equity awards. All other benefits cease as of the date of such termination in accordance with the terms of such benefit plans.

        In the case of a qualifying termination of any covered executive's (including the President and Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, the Company will provide the executive with a payment equal to 36 months of his or her base salary rate in effect at the date of termination, an Incentive Compensation Plan bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any Incentive Compensation Plan bonus payment that has been declared for the executive but not paid, his or her pro-rated Incentive Compensation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date provided that the timing of the foregoing payments will be made in compliance with Code Section 409A.

        For purposes of the policy, "Change of Control" is defined as follows:

  (1)
  the direct or indirect sale, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the Company's properties or assets, to any "person" (as that term is used in Section 13(d)(3) of the Exchange Act) other than Heartland or any of its affiliates;

  (2)
  the adoption of a plan relating to the liquidation or dissolution of the Company (except as required to conform with Section 409A of the Code);

  (3)
  the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any "person" (as defined above), other than Heartland or any of its affiliates, or an otherwise defined permitted group, becomes the beneficial owner, directly or indirectly, of more than 50% of the Company's common voting stock, measured by voting power rather than number of shares; or

  (4)
  the first day on which a majority of the members of the Board of Directors are not Continuing Directors. A "Continuing Director" means any member of the Board who (a) has been a member of the Board of Directors throughout the immediately preceding twelve (12) months, or (b) was nominated for election, or elected to the Board of Directors with the approval of the Continuing Directors who were members of the Board at the time of such nomination or election, or designated as a Director under the Company's Shareholders Agreement.

        Change of Control is defined in a manner consistent with the definition in the indenture governing the Company's 9 3/4% senior subordinated notes due 2017, filed as an exhibit to the Report on Form 8-K filed with the SEC on January 15, 2010.

        In addition, the Executive Severance/Change of Control Policy states that in return for these benefits, each executive covered under the Policy must refrain from competing against the Company for a period following termination that corresponds to the duration of any severance payments the executive would be entitled to receive or 24 months if no severance payments are payable.

        The tables below summarize the executive benefits and payments due to the President and Chief Executive Officer and other NEOs upon termination, both in connection with a termination (i) for any reason other than cause, disability, or death, or if the executive terminates his or her employment for good reason ("Involuntary, not for cause") and (ii) in connection with a change of control. The tables assume that termination occurred on December 31, 2010.

	Termination involuntary, not for cause or Executive terminates for good reason $	Termination for cause $	Termination in connection with a change of control $	Death $(4)	Disability $(5)
David M. Wathen
Cash payments(1)	2,144,800	—	4,358,600	691,900	691,900
Value of restricted stock(2)	631,000	631,000	1,567,600	1,567,600	1,567,600
Value of stock options(3)	2,491,000	2,491,000	3,816,000	3,816,000	3,816,000
Outplacement services	50,000	—	50,000	—	—
Medical benefits	33,400	—	50,000	50,000	—

Total	5,350,200	3,122,000	9,842,200	6,125,500	6,075,500

A. Mark Zeffiro
Cash payments(1)	680,000	—	2,040,000	280,000	280,000
Value of restricted stock(2)	339,400	339,400	875,900	875,900	875,900
Value of stock options(3)	1,053,700	1,053,700	1,750,500	1,750,500	1,750,500
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—

Total	2,119,800	1,393,100	4,746,400	2,956,400	2,906,400

Thomas M. Benson
Cash payments(1)	—	—	—	—	—
Value of restricted stock(2)	121,500	121,500	146,800	146,800	146,800
Value of stock options(3)	351,200	351,200	583,500	583,500	583,500
Outplacement services	—	—	—	—	—
Medical benefits	—	—	—	—	—

Total	472,700	472,700	730,300	730,300	730,300

Lynn A. Brooks
Cash payments(1)	709,500	—	2,128,500	279,000	279,000
Value of restricted stock(2)	214,700	214,700	259,300	259,300	259,300
Value of stock options(3)	937,600	937,600	1,498,900	1,498,900	1,498,900
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—

Total	1,908,500	1,152,300	3,966,700	2,087,200	2,037,200

Joshua A. Sherbin
Cash payments(1)	555,000	—	1,665,000	185,000	185,000
Value of restricted stock(2)	238,600	238,600	622,900	622,900	622,900
Value of stock options(3)	1,024,400	1,024,400	1,701,900	1,701,900	1,701,900
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—

Total	1,864,700	1,263,000	4,069,800	2,559,800	2,509,800

(1)
Comprised of base salary as of December 31, 2010 and Incentive Compensation Plan payments.

(2)
Restricted stock valued at the market price of the Company's common stock of $20.46 at December 31, 2010. Messrs. Wathen, Zeffiro, Benson, Brooks and Sherbin had 30,840, 16,587, 5,940, 10,494 and 11,664 shares, respectively, that would have been vested upon termination as of December 31, 2010, and 76,620, 42,810, 7,177, 12,674 and 30,447 shares, respectively, that would have been vested upon a change of control.

(3)
Stock options valued at the market price of the Company's common stock of $20.46 at December 31, 2010, less the respective exercise prices. Messrs. Wathen, Zeffiro, Benson, Brooks, and Sherbin had 130,556, 54,175, 44,722, 236,709 and 96,670 stock options, respectively, that were exercisable as of December 31, 2010, and 200,000, 90,000, 63,330, 265,568 and 142,500 stock options, respectively, that would be vested upon a change of control.

(4)
With respect to death, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid Incentive Compensation Plan awards, terminate as of the date of the Executive's death. Equity awards become 100% vested upon death. Executive's dependents are eligible to receive reimbursement for the employee portion of COBRA premiums for a period not to exceed thirty-six (36) months after the Executive's date of death.

(5)
With respect to disability, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid annual incentive compensation plan awards, terminate on the earlier of (a) six (6) months after the disability related termination or (b) the date Executive receives benefits under the Company's long term disability program. Equity awards become 100% vested upon the disability termination.

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

Retirement Benefits

        The following table summarizes the Company's Benefit Restoration Plan actuarial present value for the participating NEO.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
Lynn A. Brooks	TriMas Benefit Restoration Plan	31	$183,800

(1)
The Benefits of the TriMas Benefits Restoration Pension Plan were frozen as of December 31, 2002. Any changes in the present value of the accumulated benefits represent only changes in actuarial assumptions used in calculating the present value of those benefits.

Executive Retirement Program

        The following table summarizes the activity in the nonqualified retirement plans for the Company's NEOs:

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
David M. Wathen	2010	—	49,800	7,500	—	88,300
	2009	—	28,500	2,500	—	31,000
A. Mark Zeffiro	2010	—	15,600	5,100	—	44,000
	2009	—	14,400	4,300	—	23,300
	2008	—	4,700	(100)	—	4,600
Thomas M. Benson	2010	—	8,200	1,000	—	17,600
	2009	—	3,900	1,000	—	8,400
Lynn A. Brooks	2010	—	36,500	35,000	—	302,300
	2009	—	33,000	47,500	—	230,800
	2008	—	32,100	(41,600)	—	150,300
Joshua A. Sherbin	2010	—	18,600	15,200	—	102,400
	2009	—	18,200	17,000	—	68,600
	2008	—	14,400	(21,400)	—	33,400

(1)
Represents the Company's contributions to the TriMas Executive Retirement Program. These contributions are included in the column titled "All Other Compensation" in the summary executive compensation table and under "Company Contributions in Retirement and 401K Plans" in the supplemental table.

(2)
In addition to earnings on the TriMas Executive Retirement Program, the amount for Mr. Brooks includes earnings attributable to his participation in the Benefit Restoration Plan. Any changes in the value of the accumulated benefits represent only changes in average performance of the Fidelity Freedom Funds.

        Contributions to the Executive Retirement Program are invested in accordance with each NEO's directive based on the investment options in the Company's retirement program. Investment directives can be amended by the participant at any time.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors of TriMas Corporation has reviewed and discussed with management this Compensation Discussion and Analysis. Based on this review and discussion, it has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K of TriMas Corporation filed for the fiscal year ended December 31, 2010.

Compensation Committee of the Board of Directors Eugene A. Miller, Chairman Richard M. Gabrys Marshall A. Cohen Samuel Valenti III

Director Compensation

        The Compensation Committee is responsible for reviewing director compensation and making recommendations to the Board, as appropriate. The Compensation Committee and Board believe that directors should receive a mix of cash and equity over their tenure. The combination of cash and equity compensation is intended to provide incentives for directors to continue to serve on the Board of Directors and to attract new directors with outstanding qualifications. Directors who are not independent do not receive any compensation for serving on the Board or any committees thereof. Directors may make an annual election to defer receipt of Board compensation, provided the election is made prior to the fiscal year in which the deferral is effective.

        Annual Cash Retainer and Meeting Fees.    In 2010, each independent director received an annual retainer of $75,000, and a meeting fee of $1,000 for each Board or committee meeting attended. The Chairman of the Board received $200,000 in 2010 for his services in that capacity and did not receive attendance fees. The chairman of each of the Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual retainer in the amounts of $15,000, $10,000 and $5,000, respectively.

        Two of the four independent directors elected to defer receipt of Board compensation in 2010. For 2011, two of four independent directors elected to defer receipt of all or part of their Board compensation.

        Equity Compensation.    On March 9, 2009, the Board approved the issuance of options to purchase 24,000 shares of common stock to each independent Board member (other than the Chairman), with an exercise price equal to the closing price of the Company's stock on the grant date. The options vest in equal annual increments over the three years following the grant date and are subject to a ten (10) year exercise term, subject to earlier termination if the recipient dies, becomes disabled or is no longer a director.

        Director Stock Ownership.    We have established stock ownership guidelines for independent directors to more closely tie their interests to those of shareholders. Under these guidelines, directors are required to own, within five years after initial election to the Board (but not tolling prior to the Company's May 2007 initial public offering, and thus not applicable to any of the independent directors until May 2012) shares of Company stock having a value equal to three times their annual cash retainer. Common stock, time-based restricted stock and vested in the money options held by an independent director are counted toward fulfillment of this ownership requirement.

        Indemnification.    The Company has entered into indemnification agreements with each of its directors. These agreements require the Company to indemnify such individuals for certain liabilities to which they may become subject as a result of their affiliation with the Company.

        Other.    The Company reimburses all directors for expenses incurred in attending Board and committee meetings. The Company does not provide any perquisites to directors.

Director Compensation Table

Name	2010 Fees Earned or Paid in Cash ($)	2010 Stock Awards ($)	Total ($)
Samuel Valenti III	200,000	—	200,000
David M. Wathen(1)	—	—	—
Marshall A. Cohen	103,000	—	103,000
Richard M. Gabrys	112,000	—	112,000
Eugene A. Miller	108,000	—	108,000
Daniel P. Tredwell(1)	—	—	—

(1)
Messrs. Tredwell and Wathen did not receive any compensation for their services as directors.

(2)
Messrs. Cohen and Miller elected to defer 100% and 50%, respectively, of their 2010 fees earned as permitted under the 2006 Long Term Equity Incentive Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of December 31, 2010 by:

  •
  each person known by us to beneficially own more than 5% of the Company's common stock;

  •
  each of the Company's Directors and Director nominees;

  •
  each of the Named Executive Officers; and

  •
  all of the Company's Directors and Named Executive Officers as a group.

        The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares, (i) voting power, which includes the power to vote or to direct the voting of the security, (ii) investment power, which includes the power to dispose of or to direct the disposition of the security, or (iii) rights to acquire voting stock that are currently exercisable or will become exercisable within 60 days of December 31, 2010. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of December 31, 2010, the Company had 33,065,856 shares outstanding and 1,048,006 shares that are deemed "beneficially owned" under the SEC rules described above.

	Shares Beneficially Owned
Name and Beneficial Owner	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2) 177 Broad Street, Stamford, CT 06901	11,904,972	33.9%
William Blair & Company, L.L.C. 222 West Adams Street, Chicago, IL 60606	3,587,207	10.2%
Masco Corporation(3) 21001 Van Born Road, Taylor, MI 48180	1,973,990	5.6%
First Manhattan Co. 437 Madison Avenue, New York, NY 10022	1,772,845	5.0%
Thomas M. Benson(4)(6)	38,841	—%
Lynn A. Brooks(4)(6)	260,006	—%
Marshall A. Cohen(4)(6)	10,000	—%
Richard M. Gabrys(4)(6)	11,000	—%
Eugene A. Miller(4)(6)	25,000	—%
Joshua A. Sherbin(4)(6)	99,928	—%
Daniel P. Tredwell(2)	11,904,972	33.9%
Samuel Valenti III(4)(5)(6)	350,000	1.0%
David M. Wathen(4)(6)	361,217	1.0%
A. Mark Zeffiro(4)(6)	81,862	—%
All named executive officers and directors as a group (10 persons)(2)(4)(6)	13,142,826	37.4%

(1)
These shares of common stock are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships, which hold shares of common stock directly. These limited liability companies and limited partnership hold common stock as follows: 8,820,936 shares are held by TriMas Investment Fund I, L.L.C. ("TIF I"); 2,243,827 shares are held by Metaldyne Investment Fund I, L.L.C. ("MIF I"); 673,065 shares are held by HIP Side-by-Side Partners, L.P.; 134,192 shares are held by TriMas Investment Fund II, L.L.C.; and 32,952 shares are held by Metaldyne Investment Fund II, L.L.C. In addition, by reason of the Shareholders Agreement summarized under "Transactions with Related Persons—Shareholders Agreement," Heartland Industrial Associates, L.L.C., and Heartland Industrial Partners, L.P., as the managing member of TIF I, MIF I, may be deemed to share beneficial ownership of shares of common stock held by other shareholders party to the Shareholders Agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.

(2)
All shares are beneficially owned as disclosed in footnote (1). Mr. Tredwell is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. The business address for Mr. Tredwell is 177 Broad Street, Stamford, CT 06901.

(3)
Of these shares, 280,701 are held directly by Masco Corporation and 1,693,289 shares are held by Masco Capital Corporation, which is a wholly-owned subsidiary of Masco Corporation.

(4)
For Messrs. Benson, Brooks, Cohen, Gabrys, Miller, Sherbin, Valenti, Wathen, and Zeffiro, the number set forth in the table includes options to purchase 31,664, 217,234, 10,000, 9,000, 10,000, 73,166, 200,000, 133,333 and 30,000 shares, respectively, granted under the Company's 2002 and 2006 Long Term Equity Incentive Plans, that are currently exercisable or will be per the SEC's beneficial ownership rules ; and for Messrs. Benson, Brooks, Sherbin, Wathen and Zeffiro, the number set forth in the table includes 7,177, 12,674, 5,807, 26,620 and 9,960 restricted shares of common stock, respectively, awarded under the 2006 Long Term Equity Incentive Plan.

(5)
Entities affiliated with Mr. Valenti are members of Heartland Additional Commitment Fund, LLC which is a limited partner of Heartland.

(6)
Except for Messrs. Valenti and Wathen, each director, nominee director and named executive officer, owns less than one percent of the outstanding shares of the Company's common stock and securities authorized for issuance under equity compensation plans.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Policy for Review, Approval or Ratification of Transactions with Related Parties

        Pursuant to its written charter, the Audit Committee is responsible for reviewing reports and disclosures of insider and affiliated party transactions and monitoring compliance with the Company's written Code of Ethics and Business Conduct, which requires employees to disclose in writing any outside activities, financial interests, relationships or other situations that do or may involve a conflict of interest or that present the appearance of impropriety.

        Pursuant to the written charter of the Corporate Governance and Nominating Committee and the written Corporate Governance Guidelines, members of the Board of Directors must properly notify the President and Chief Executive Officer and the Chairman of the Corporate Governance and Nominating Committee if any actual or potential conflict of interest arises between the Company and such member. After notification, the Board of Directors will evaluate and resolve the matter in the best interest of the Company upon recommendation of the Corporate Governance and Nominating Committee.

        It is also the Company's unwritten policy, which policy is not otherwise evidenced, that the Audit Committee review and approve all transactions (other than those that are de minimis in nature) in which the Company participates and in which any related person has or will have a direct or indirect material interest. In reviewing and approving such transactions, the Audit Committee obtains all information it believes to be relevant to a review and approval of the transaction. After consideration of the relevant information, the Audit Committee approves only those related person transactions that are determined not to be inconsistent with the best interests of the Company.

        In addition, the Company's credit facility and the indenture governing the Company's senior subordinated notes contain covenants that restrict the Company's ability to engage in transactions that are at prices and on terms and conditions not less favorable to the Company than could be obtained at an arm's-length basis from unrelated parties. Such covenants influence the Company's policy for review, approval and ratification of transactions with related parties.

Heartland Industrial Partners

Initial Public Offering

        On May 17, 2007, the Company completed an initial public offering which benefited all of the Company's pre-offering shareholders, and its officers and directors due principally to the creation of a public market for the Company's common stock. Upon the consummation of the offering, Heartland retained control of approximately 45.2% of the Company's voting stock and in accordance with the Shareholders Agreement discussed below, it continues to be able to elect a majority of the Company's Board of Directors and to effectively control the Company. Disclosure of Heartland's ownership is described under "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters."

Shareholders Agreement

        Heartland, Masco Capital Corporation, and other investors are parties to a shareholders agreement regarding their ownership of the Company's common stock (the "Shareholders Agreement"). The Shareholders Agreement provides that the parties will vote their shares of common stock in order to cause the election to the Board of Directors of such number of Directors as shall constitute a majority of the Board of Directors as designated by Heartland. There are no arrangements or understandings between any of the Company's directors on the one hand and Heartland on the other hand pursuant to which a director was selected. The Shareholders Agreement also provides Heartland and the other parties to it with certain registration rights under the Securities Act of 1933, as amended.

Advisory Services Agreement

        The Company and Heartland are party to an advisory services agreement, pursuant to which Heartland is reimbursed for certain of its expenses and may continue to earn a fee not to exceed 1.0% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company, in each case subject to the approval by the disinterested members of the Company's Board of Directors. Heartland did not charge the Company any fees related to transaction services in 2010. During 2009, the independent directors approved fees of approximately $2.9 million for services rendered in connection with the Company's debt refinancing activities and $0.1 million for reimbursement of normal-course operating expenses.

Management Rights Agreement

        The Company has entered into an agreement with Heartland granting certain rights to consult with management and receive information about the Company and to consult with the Company on significant matters so long as Heartland continues to own any of the Company's securities. Heartland has the right to attend Board meetings as an observer if they no longer have the right to designate one or more members of the Board. Heartland must maintain the confidentiality of any material non-public information it receives in connection with the foregoing rights. Heartland will not be paid any fees or receive any compensation or expense reimbursement pursuant to this agreement.

Relationships with Heartland

        The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. One of the Company's directors, Mr. Tredwell, is the managing member of Heartland Industrial Partners, L.L.C. Mr. Valenti, the Company's Chairman, is a former advisor to Heartland and is affiliated with entities that are members of a limited liability company that owns a limited partnership interest in Heartland.

Heartland has informed the Company that its limited partners include many financial institutions, private and government employee pension funds and corporations. The Company may, in the ordinary course of business, have on a normal, customary and arm's length basis, relationships with certain of Heartland's limited partners, including banking, insurance and other relations.

Director Independence

        The Company's Board has determined, after considering all of the relevant facts and circumstances, that Messrs. Cohen, Gabrys, Miller and Valenti are "independent" from management in accordance with the NASDAQ listing standards and the Company's Corporate Governance Guidelines. To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and must meet the criteria for independence set forth in the Company's Corporate Governance Guidelines.

Item 14.    Principal Accountant Fees and Services

Fees Paid to Independent Auditor

        The following table presents fees billed by KPMG for professional audit services rendered related to the audits of the Company's annual financial statements for the years ended December 31, 2010, 2009 and 2008, and fees for other services rendered by KPMG during those periods.

	2010 ($)	2009 ($)	2008 ($)
Audit Fees	1,614,500	1,857,000	2,424,300
Audit-related Fees	304,100	234,000	—
Tax Fees	20,200	—	66,900
All Other Fees	—	—	—

Total	1,938,800	2,091,000	2,491,200

Audit and Audit-Related Fees

        Integrated audit fees billed for services rendered in connection with the audit of the Company's annual financial statements and the effectiveness of the Company's financial controls over financial reporting were $1,614,500, $1,857,000, and $2,424,300 for 2010, 2009 and 2008, respectively. In 2010, audit-related fees of $304,100 were incurred primarily related to comfort letter procedures performed in connection with the Company's registration statement fillings. In 2009, audit-related fees of $234,000 were incurred primarily related to the Company's debt refinancing activities.

Tax Fees

        Except for the amounts disclosed above, there were no tax fees billed by KPMG during 2010, 2009 and 2008, as the Company has retained another firm to provide tax advice.

        The Audit Committee has determined that the rendering of all non-audit services by KPMG is compatible with maintaining such auditor independence.

        We have been advised by KPMG that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of Independent Registered Public Accounting Firm

        The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and non-audit services provided by the independent registered public accounting firm.

        On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken which are not pre-approved. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by our independent auditor in 2010, 2009 and 2008, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee under its pre-approval policies.

        The Audit Committee's policies permit the Company's independent accountants, KPMG, to provide audit-related services, tax services and non-audit services to the Company, subject to the following conditions:

          (1)   KPMG will not be engaged to provide any services that may compromise its independence under applicable laws and regulations, including rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

          (2)   KPMG and the Company will enter into engagement letters authorizing the specific audit-related tax or non-audit services and setting forth the cost of such services;

          (3)   The Company is authorized, without additional Audit Committee approval, to engage KPMG to provide (a) audit-related and tax services, including due diligence and tax planning related to acquisitions where KPMG does not audit the target company, to the extent that the cost of such engagement does not exceed $250,000, (b) due diligence and tax planning related to acquisitions where KPMG audits the target company, to the extent the cost of such engagement does not exceed $20,000, and (c) services not otherwise covered by (a) or (b) above to the extent the cost of such engagements does not exceed $150,000; provided, however, that the aggregate amount of all such engagements under (a), (b) and (c) may not exceed $350,000 in any calendar quarter; and

          (4)   The Chairman of the Audit Committee will be promptly notified of each engagement, and the Audit Committee will be updated quarterly on all engagements, including fees.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Listing of Documents

(1)   Financial Statements

        The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2010 and December 31, 2009, and for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008, consist of the following:

Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements

(2)   Financial Statement Schedules

        Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008, consists of the following:

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

TRIMAS CORPORATION (Registrant)
DATE: February 28, 2011	BY:	/s/ DAVID M. WATHEN Name: David M. Wathen Title: President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN David M. Wathen	President and Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2011
/s/ A. MARK ZEFFIRO A. Mark Zeffiro	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2011
/s/ SAMUEL VALENTI III Samuel Valenti III	Chairman of the Board of Directors	February 28, 2011
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	February 28, 2011
/s/ RICHARD M. GABRYS Richard M. Gabrys	Director	February 28, 2011
/s/ EUGENE A. MILLER Eugene A. Miller	Director	February 28, 2011
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	February 28, 2011

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2010, 2009 AND 2008

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year Ended December 31, 2010	$5,690,000	$800,000	$(230,000)	$1,640,000	$4,620,000

Year Ended December 31, 2009	$5,670,000	$1,830,000	$—	$1,810,000	$5,690,000

Year Ended December 31, 2008	$5,170,000	$1,440,000	$(60,000)	$880,000	$5,670,000

(A)
Allowance of companies acquired, and other adjustments, net.

(B)
Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.

Exhibits Index:

3.1(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(ai)	Second Amended and Restated By-laws of TriMas Corporation.
4.1(a)	Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as Trustee, (including Form of Note as Exhibit).
4.2(c)	Supplemental Indenture dated as of March 4, 2003.
4.3(d)	Second Supplemental Indenture dated as of May 9, 2003.
4.4(e)	Third Supplemental Indenture dated as of August 6, 2003.
4.5(p)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6(ad)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7(ac)	Sixth Supplemental Indenture, dated as of December 29, 2009.
4.8(ac)	Indenture relating to the 9 3/4% senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3(j)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(i)	Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006 among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and Comerica Bank, as Syndication Agent.
10.5(ab)	Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006, as further amended and restated as of December 16, 2009, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Comerica Bank, as Syndication Agent and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner.
10.6(ac)	Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006, as further amended and restated as of December 16, 2009, as further amended and restated as of January 13, 2010, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Comerica Bank, as Syndication Agent, and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner.
10.7(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.8(w)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.9(a)	Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.
10.10(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.11(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.12(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.13(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.

10.14(w)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.15(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.16(w)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.17(ac)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.18(ac)	Receivables Transfer Agreement, dated as of December 29, 2009, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wachovia Bank, National Association, as Administrative Agent.
10.19(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.20(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21(t)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22(t)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23(t)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24(t)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A—Form of Sublease Agreement).
10.26(f)	2003 Form of Stock Option Agreement.
10.27(s)	2008 Annual Value Creation Program.
10.28(t)	409A Amendment to TriMas Corporation Annual Value Creation Plan effective September 10, 2008.
10.29(g)	Form of Indemnification Agreement.
10.30(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.31(s)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.32(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.33(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.34(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.35(k)	Management Rights Agreement.
10.36(aa)	Executive Severance/Change of Control Policy.
10.37(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.38(q)	Separation Agreement dated April 10, 2008.
10.39(r)	Letter Agreement dated April 28, 2008.
10.40(s)	Letter Agreement dated July 1, 2008.
10.41(z)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 29, 2009.

10.42(t)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.43(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of January 28, 2009.
10.44(ad)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.45(w)	Asset Purchase Agreement between Lamtec Corporation, Compac Corporation and TriMas Company LLC dated as of December 8, 2008.
10.46(u)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.47(v)	Separation Agreement dated as of January 13, 2009.
10.48(y)	Separation Agreement dated as of March 5, 2009.
10.49(x)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.50(y)	2009 TriMas Incentive Compensation Plan.
10.51(af)	2010 TriMas Incentive Compensation Plan.
10.52(aa)	Flexible Cash Allowance Policy.
10.53(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Additional Grant.
10.54(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 162(m) Conversion Grant.
10.55(ad)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement—2009 Conversion and Additional Grants.
10.56(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.57(ae)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.
10.58(ae)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.59(ah)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
10.60	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement—2011 Grant
10.61	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement—2011 Award
10.62	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement—2011 Award
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(h)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on July 6, 2005 (File No. 333-100351).

(i)
Incorporated by reference to the Exhibits(1) filed with our Report on Form 8-K filed on August 3, 2006 (File No. 333-100351).(1) Schedules and Exhibits to the filing are included in this Annual Report on Form 10-K.

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

(z)
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2009 (File No. 001-10716).
(aa)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(ab)
Incorporated by reference to the Exhibits(2) filed with our Report on Form 8-K filed on December 17, 2009 (File No. 001-10716).(2) Schedule 2.01 and Exhibit L included in this Annual Report on Form 10-K.
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
(ag)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(ah)
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).
(ai)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).