Form 10-Q
period 2011-03-31
TRIMAS CORP
filed 2011-04-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2011, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,257,379 shares.

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
You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,910	$46,370
Receivables, net of reserves of approximately $4.8 million and $4.6 million as of March 31, 2011 and December 31, 2010, respectively	159,850	117,050
Inventories	164,640	161,300
Deferred income taxes	28,240	34,500
Prepaid expenses and other current assets	9,350	7,550
Total current assets	376,990	366,770
Property and equipment, net	168,950	167,510
Goodwill	207,910	205,890
Other intangibles, net	156,570	159,930
Other assets	24,900	24,060
Total assets	$935,320	$924,160
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$19,270	$17,730
Accounts payable	123,930	128,300
Accrued liabilities	64,160	68,400
Total current liabilities	207,360	214,430
Long-term debt	476,370	476,920
Deferred income taxes	65,770	63,880
Other long-term liabilities	54,880	56,610
Total liabilities	804,380	811,840
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,257,348 shares at March 31, 2011 and 34,065,856 shares at December 31, 2010	340	340
Paid-in capital	532,860	531,030
Accumulated deficit	(453,360)	(465,110)
Accumulated other comprehensive income	51,100	46,060
Total shareholders' equity	130,940	112,320
Total liabilities and shareholders' equity	$935,320	$924,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for share amounts)

	Three Months ended March 31,
	2011	2010
Net sales	$269,670	$220,060
Cost of sales	(194,990)	(157,000)
Gross profit	74,680	63,060
Selling, general and administrative expenses	(44,710)	(37,700)
Gain (loss) on dispositions of property and equipment	60	(310)
Operating profit	30,030	25,050
Other income (expense), net:
Interest expense	(12,020)	(14,140)
Other, net	(1,160)	(510)
Other income (expense), net	(13,180)	(14,650)
Income from continuing operations before income tax expense	16,850	10,400
Income tax expense	(5,100)	(4,650)
Income from continuing operations	11,750	5,750
Loss from discontinued operations, net of income taxes	—	(320)
Net income	$11,750	$5,430
Earnings per share—basic:
Continuing operations	$0.35	$0.17
Discontinued operations, net of income taxes	—	(0.01)
Net income per share	$0.35	$0.16
Weighted average common shares—basic	33,913,610	33,569,677
Earnings per share—diluted:
Continuing operations	$0.34	$0.17
Discontinued operations, net of income taxes	—	(0.01)
Net income per share	$0.34	$0.16
Weighted average common shares—diluted	34,599,076	34,314,020

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three Months ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$11,750	$5,430
Adjustments to reconcile net income to net cash used for operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	(60)	310
Depreciation	6,230	6,020
Amortization of intangible assets	3,500	3,590
Amortization of debt issue costs	760	730
Deferred income taxes	8,020	(380)
Non-cash compensation expense	860	480
Net proceeds from sale of receivables	1,570	3,830
Increase in receivables	(43,280)	(38,960)
(Increase) decrease in inventories	(2,760)	6,060
(Increase) decrease in prepaid expenses and other assets	(3,240)	270
Increase (decrease) in accounts payable and accrued liabilities	(11,550)	7,910
Other, net	1,200	620
Net cash used for operating activities, net of acquisition impact	(27,000)	(4,090)
Cash Flows from Investing Activities:
Capital expenditures	(6,810)	(2,590)
Net proceeds from disposition of assets	500	30
Net cash used for investing activities	(6,310)	(2,560)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	1,530	—
Repayments of borrowings on term loan facilities	(650)	(4,320)
Proceeds from borrowings on revolving credit facilities	135,700	134,940
Repayments of borrowings on revolving credit facilities	(135,700)	(127,000)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(720)	(160)
Proceeds from exercise of stock options	180	60
Excess tax benefits from stock based compensation	1,510	280
Net cash provided by financing activities	1,850	3,800
Cash and Cash Equivalents:
Decrease for the period	(31,460)	(2,850)
At beginning of period	46,370	9,480
At end of period	$14,910	$6,630
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,730	$5,250
Cash paid for taxes	$2,600	$1,250

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2011
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Comprehensive income:
Net income	—	—	11,750	—	11,750
Amortization of defined benefit plan deferred losses (net of tax of $30 thousand) (Note 13)	—	—	—	50	50
Foreign currency translation	—	—	—	4,840	4,840
Amortization of unrealized loss on interest rate swaps (net of tax of $0.1 million) (Note 8)	—	—	—	150	150
Total comprehensive income					16,790
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(720)	—	—	(720)
Stock option exercises and restricted stock vestings	—	180	—	—	180
Excess tax benefits from stock based compensation	—	1,510	—	—	1,510
Non-cash compensation expense	—	860	—	—	860
Balances, March 31, 2011	$340	$532,860	$(453,360)	$51,100	$130,940

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in six reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. See Note 10, "Segment Information," for further information on each of the Company's reportable segments.
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2010 Annual Report on Form 10-K.

2. Discontinued Operations and Assets Held for Sale
During the first quarter of 2010, the Company considered two businesses to be discontinued operations as noted below.
During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business which was part of the Engineered Components reportable segment. The business was sold in May 2010 for cash proceeds of $2.0 million, which approximated the net book value of the assets and liabilities sold.
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
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net sales	$—	$530
Loss from discontinued operations before income tax benefit	$—	$(500)
Income tax benefit	—	180
Loss from discontinued operations, net of income tax benefit	$—	$(320)

There are no discontinued operations or assets held for sale as of March 31, 2011 or December 31, 2010.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2011 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890
Foreign currency translation	1,850	170	—	—	—	—	2,020
Balance, March 31, 2011	$115,170	$48,430	$41,130	$3,180	$—	$—	$207,910

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2011 and December 31, 2010 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2011		As of December 31, 2010
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$32,230	$(21,280)	$32,220	$(20,650)
15 – 25 years	154,610	(71,540)	154,610	(69,480)
Total customer relationships	186,840	(92,820)	186,830	(90,130)
Technology and other:
1 – 15 years	26,920	(23,140)	26,910	(22,870)
17 – 30 years	42,550	(19,210)	42,460	(18,690)
Total technology and other	69,470	(42,350)	69,370	(41,560)
Trademark/Trade names (indefinite life)	35,430	—	35,420	—
	$291,740	$(135,170)	$291,620	$(131,690)

Amortization expense related to technology and other intangibles was approximately $0.8 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.7 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
4. Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of March 31, 2011 or December 31, 2010, but had $62.1 million and $41.4 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

financing costs. The cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.00% and 3.25% as of March 31, 2011 and 2010, respectively, and a fee on the unused portion of the facility of 0.75% for each of the three months ended March 31, 2011 and 2010. Aggregate costs incurred under this facility were $0.4 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on December 29, 2012.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3 month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of March 31, 2011, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.5%.
In addition, the Company from time to time may sell an undivided interest in accounts receivable under factoring arrangements at three of its European subsidiaries. As of March 31, 2011 and December 31, 2010, the Company's funding under these arrangements was approximately $1.6 million and $2.1 million, respectively. Sales of the European subsidiaries' accounts receivable were sold at a discount from face value of approximately 0.9% and 1.5%, at March 31, 2011 and 2010, respectively. Costs associated with these transactions were approximately $0.1 million for each of the three months ended March 31, 2011 and 2010, and are included in other expense, net in the accompanying consolidated statement of operations.

5. Inventories
Inventories consist of the following components:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Finished goods	$108,710	$106,630
Work in process	21,590	20,680
Raw materials	34,340	33,990
Total inventories	$164,640	$161,300

6. Property and Equipment, Net
 Property and equipment consists of the following components:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Land and land improvements	$3,110	$2,970
Buildings	51,710	50,490
Machinery and equipment	303,090	294,940
	357,910	348,400
Less: Accumulated depreciation	188,960	180,890
Property and equipment, net	$168,950	$167,510

Depreciation expense was approximately $6.2 million and $6.0 million for the three months ended March 31, 2011 and 2010, respectively, of which $5.4 million and $5.3 million, respectively, is included in cost of sales in the accompanying statement of operations, and $0.8 million and $0.7 million, respectively, is included in selling, general and administrative expenses in the accompanying statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(dollars in thousands)
U.S. bank debt	$248,300	$248,950
Non-U.S. bank debt and other	1,810	290
9 3/4% senior secured notes, due December 2017	245,530	245,410
	495,640	494,650
Less: Current maturities, long-term debt	19,270	17,730
Long-term debt	$476,370	$476,920

U.S. Bank Debt
The Company is a party to a credit facility consisting of a $83.0 million revolving credit facility, a $20.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2011 and December 31, 2010, the Company had letters of credit of approximately $23.6 million and $23.7 million, respectively, issued and outstanding.
At March 31, 2011 and December 31, 2010, the Company had no amounts outstanding under its revolving credit facilities and had an additional $79.4 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.6 million and $23.7 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $141.5 million and $120.7 million, respectively of capacity available to it for general corporate purposes under its revolving credit and accounts receivable facilities.
The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $368.9 million and $336.9 million at March 31, 2011 and December 31, 2010, respectively, are presented in the financial information in Note 15, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at March 31, 2011.
The Company's term loan facility traded at approximately 100.25% of par value as of both March 31, 2011 and December 31, 2010, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on March 31, 2012 and is secured by substantially all the assets of the subsidiary. At March 31, 2011, the balance outstanding under this agreement was approximately $1.6 million at an average interest rate of 6.7%. At December 31, 2010, the Company's subsidiary had no amounts outstanding under this debt agreement.
Notes
The Company's 9 3/4% senior secured notes due 2017 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At March 31, 2011, the Company was in compliance with all such covenant requirements.
The Company's Notes traded at approximately 110.0% and 108.5% of par value as of March 31, 2011 and December 31, 2010, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Derivative Instruments
In January 2009, the Company entered into two interest rate swap agreements to fix the LIBOR-based variable portion of the interest rate on a total of $200.0 million notional amount of its term loan facility. The first of these swaps fixed the LIBOR-based variable portion of the interest rate on $75.0 million notional amount at 1.39% and expired in January 2011. The second of these swaps fixed the LIBOR-based variable portion of the interest rate on $125.0 million notional amount at 1.91% and expires in July 2011. At inception, the interest rate swaps were designated as cash flow hedges; however, upon the Company's amendment and restatement of its credit facilities in the fourth quarter of 2009, the Company determined that these interest rate swaps were no longer effective due to the imposition of a LIBOR floor in the determination of the variable interest rate on the term loan facility. In the first quarter for 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility; however, the amended interest rate swaps were not designated as hedging instruments.
For the three months ended March 31, 2011 and 2010, approximately $0.2 million and $0.4 million, respectively, of unrealized loss from accumulated other comprehensive income incurred while the interest rate swaps were effective was amortized into earnings as interest expense. Over the next 12 months, the Company expects approximately $0.1 million of unrealized loss in accumulated other comprehensive income incurred while the interest rate swaps were effective to be amortized into earnings as interest expense.
In addition, the Company held two foreign exchange forward contracts that expired in the first quarter of 2010 with notional values of 55.5 million Mexican pesos and £6.5 million. These foreign exchange forward contracts were not designated as hedging instruments.
As of March 31, 2011 and December 31, 2010, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$620	$1,130

The effect of derivative instruments on the consolidated statement of operations for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassifed from AOCI into Earnings
				Three Months Ended March 31,
	As of March 31, 2011	As of December 31, 2010	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2011	2010
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(80)	$(230)	Interest expense	$(240)	$(410)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three Months Ended March 31,		Location of Gain (Loss) Recognized in Earnings on Derivatives
	2011	2010
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$(10)	$(1,450)	Interest expense
Foreign currency forward contracts	$—	$50	Other expense, net

Valuations of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 are shown below:

		March 31, 2011
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(620)	$—	$(620)	$—

		December 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,130)	$—	$(1,130)	$—

9. Commitments and Contingencies
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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Asbestos
As of March 31, 2011, the Company was a party to approximately 1,095 pending cases involving an aggregate of approximately 8,194 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000
Three months ended March 31, 2011	8,200	140	143	3	$36,667	$610,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,194 claims pending at March 31, 2011, 47 set forth specific amounts of damages (other than those stating the statutory minimum or maximum), 31 of the 47 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 13 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 3 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 32 of the 47 claims sought between $50,000 and $700,000, 12 sought between $700,000 and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 31 of the 47 claims sought between $1.0 million and $2.5 million, 13 sought between $2.5 million and $5.0 million and 3 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $5.9 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next three years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
Based on the settlements made to date and the number of claims dismissed or withdrawn for lack of product identification, the Company believes that the relief sought (when specified) does not bear a reasonable relationship to its potential liability. Based upon the Company's experience to date, including the trend in annual defense and settlement costs incurred to date, and other available information (including the availability of excess insurance), the Company does not believe these cases will have a material adverse effect on its financial position and results of operations or cash flows.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Ordinary Course Claims
The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its financial position and results of operations or cash flows.
10. Segment Information
TriMas' groups its operating segments into reportable segments that provide similar products and services. Each operating segment has discrete financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. Within these reportable segments, there are no individual products or product families for which reported net sales accounted for more than 10% of the Company's consolidated net sales. See below for more information regarding the types of products and services provided within each reportable segment:
Packaging-Steel and plastic closure caps, drum enclosures, rings and levers, and dispensing systems for industrial and consumer markets.
Energy-Metallic and non-metallic industrial sealant products, bolts and fasteners for the petroleum refining, petrochemical and other industrial markets.
Aerospace & Defense-Highly engineered specialty fasteners and screws for the commercial and military aerospace industries and military munitions components for the defense industry.
Engineered Components-High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, natural gas engines, compressors, gas production equipment and chemical pumps engineered at well sites for the oil and gas industry, specialty fittings for the automotive industry, precision cutting instruments for the medical industry and specialty precision tools such as center drills, cutters, end mills and countersinks for the industrial metal-working market.
Cequent Asia Pacific & Cequent North America-Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth- wheel hitches, hitch-mounted accessories, and other accessory components.
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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Segment activity is as follows:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net Sales
Packaging	$43,900	$43,600
Energy	40,950	32,320
Aerospace & Defense	18,500	17,080
Engineered Components	48,110	30,480
Cequent Asia Pacific	19,810	20,300
Cequent North America	98,400	76,280
Total	$269,670	$220,060
Operating Profit (Loss)
Packaging	$11,830	$11,860
Energy	5,340	4,190
Aerospace & Defense	3,720	3,860
Engineered Components	6,340	2,800
Cequent Asia Pacific	2,530	3,660
Cequent North America	6,670	4,460
Corporate expenses	(6,400)	(5,780)
Total	$30,030	$25,050
Adjusted EBITDA
Packaging	$14,830	$14,920
Energy	5,160	4,650
Aerospace & Defense	4,360	4,520
Engineered Components	7,690	3,820
Cequent Asia Pacific	3,270	4,360
Cequent North America	9,570	7,760
Corporate expenses	(6,280)	(5,900)
Subtotal from continuing operations	38,600	34,130
Discontinued operations	$—	$(330)
Total company	38,600	33,800

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net income	$11,750	$5,430
Income tax expense	5,100	4,470
Interest expense	12,020	14,290
Depreciation and amortization	9,730	9,610
Adjusted EBITDA, total company	$38,600	$33,800
Adjusted EBITDA, discontinued operations	—	(330)
Adjusted EBITDA, continuing operations	$38,600	$34,130

11. Equity Awards
The Company maintains two long-term equity incentive plans, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the 2002 Long Term Equity Incentive Plan (collectively the "Plans"). See below for details of awards by type.
Stock Options
During the first quarter of 2011, the Company granted 17,030 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $21.55 and had a weighted-average fair value at grant date of $9.17. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.6% and expected volatility of 40%.
Information related to stock options at March 31, 2011 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,742,086	$10.24
Granted	17,030	21.55
Exercised	(117,658)	1.56
Cancelled	—	—
Outstanding at March 31, 2011	1,641,458	$10.98	5.8	$17,910,120

As of March 31, 2011, 1,197,016 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the three month periods ended March 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. As of March 31, 2011, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 0.9 years.
The Company recognized approximately $0.1 million of stock based compensation expense related to options during each of the three month periods ended March 31, 2011 and 2010. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
Restricted Shares
During the first quarter of 2011, the Company awarded three different restricted stock grants. First, the Company granted 49,360 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Secondly, the Company awarded 81,851 restricted shares of common stock to certain employees which are also subject only to a service condition and vest on the first anniversary date of the award. These awards were made to participants in the Company's short-term Incentive Compensation Plan ("ICP"), where, beginning in the 2010 plan year, all ICP participants whose target ICP annual award exceeds $20 thousand receive 80% of the value earned in cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year.
Lastly, the Company awarded 81,680 restricted shares to certain Company officers during the first quarter of 2011. Half of the shares are subject to a performance condition and are earned based upon the Company achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, where 50% of the restricted shares vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met (the "EPS Vesting Date") and the remaining 50% vest in two equal parts on the first and second anniversary of the EPS Vesting Date, all subject to continued employment as of each vesting date. The other half of the shares are subject to market conditions and are earned based upon the Company's stock price closing at or above each of $30 and $35 per share for 30 consecutive trading days (20,420 shares subject to each target stock price), with the last such trading day occurring on or prior to September 30, 2013. Once the target stock price is met, 50% of the restricted shares immediately vest and the remaining 50% vest in two equal parts on the first and second anniversary of the date on which the respective trading threshold is met, all subject to continued employment as of each vesting date. The Company estimated the grant-date fair value and estimated term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 1.0% and expected volatility of 70%.
Information related to restricted shares at March 31, 2011 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	249,218	$6.80
Granted	212,891	18.17
Exercised	(135,973)	5.48
Cancelled	—	—
Outstanding at March 31, 2011	326,136	$14.77	2.5	$7,011,924

As of March 31, 2011, there was approximately $4.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.7 years.
The Company recognized approximately $0.8 million and $0.4 million of stock based compensation expense related to restricted shares during the three month periods ended March 31, 2011 and 2010, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
12. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 132,706 and 217,083 restricted shares for the three months ended March 31, 2011 and 2010, respectively. The calculation of diluted earnings per share also included 552,760 and 527,260 options to purchase shares of common stock for the three months ended March 31, 2011 and 2010, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2011 and 2010 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(dollars in thousands)
Service costs	$160	$150	$—	$—
Interest costs	400	400	10	20
Expected return on plan assets	(400)	(400)	—	—
Amortization of prior service cost	—	—	(70)	(70)
Amortization of net loss (gain)	180	110	(20)	(10)
Net periodic benefit cost	$340	$260	$(80)	$(60)

The Company contributed approximately $0.5 million to its defined benefit pension plans during the three ended March 31, 2011. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2011.

14. New Accounting Pronouncements
As of March 31, 2011, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.

15. Supplemental Guarantor Condensed Consolidating Financial Information
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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2011
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$3,540	$11,370	$—	$14,910
Trade receivables, net	—	131,700	28,150	—	159,850
Receivables, intercompany	—	950	—	(950)	—
Inventories	—	138,780	25,860	—	164,640
Deferred income taxes	6,950	19,730	1,560	—	28,240
Prepaid expenses and other current assets	10	6,960	2,380	—	9,350
Total current assets	6,960	301,660	69,320	(950)	376,990
Investments in subsidiaries	368,900	123,730	—	(492,630)	—
Property and equipment, net	—	117,760	51,190	—	168,950
Goodwill	—	159,630	48,280	—	207,910
Intangibles and other assets	7,790	169,550	6,400	(2,270)	181,470
Total assets	$383,650	$872,330	$175,190	$(495,850)	$935,320
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$17,720	$1,550	$—	$19,270
Accounts payable, trade	—	96,070	27,860	—	123,930
Accounts payable, intercompany	—	—	950	(950)	—
Accrued liabilities	7,180	46,610	10,370	—	64,160
Total current liabilities	7,180	160,400	40,730	(950)	207,360
Long-term debt	245,530	230,840	—	—	476,370
Deferred income taxes	—	63,030	5,010	(2,270)	65,770
Other long-term liabilities	—	49,160	5,720	—	54,880
Total liabilities	252,710	503,430	51,460	(3,220)	804,380
Total shareholders' equity	130,940	368,900	123,730	(492,630)	130,940
Total liabilities and shareholders' equity	$383,650	$872,330	$175,190	$(495,850)	$935,320

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2010
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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$228,060	$51,680	$(10,070)	$269,670
Cost of sales	—	(166,150)	(38,910)	10,070	(194,990)
Gross profit	—	61,910	12,770	—	74,680
Selling, general and administrative expenses	—	(37,190)	(7,520)	—	(44,710)
Gain on dispositions of property and equipment	—	60	—	—	60
Operating profit	—	24,780	5,250	—	30,030
Other income (expense), net:
Interest expense	(6,420)	(5,060)	(540)	—	(12,020)
Other, net	—	(2,570)	1,410	—	(1,160)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,420)	17,150	6,120	—	16,850
Income tax (expense) benefit	2,250	(4,260)	(3,090)	—	(5,100)
Equity in net income of subsidiaries	15,920	3,030	—	(18,950)	—
Income from continuing operations	11,750	15,920	3,030	(18,950)	11,750
Income from discontinued operations	—	—	—	—	—
Net income	$11,750	$15,920	$3,030	$(18,950)	$11,750

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$179,500	$50,900	$(10,340)	$220,060
Cost of sales	—	(131,560)	(35,780)	10,340	(157,000)
Gross profit	—	47,940	15,120	—	63,060
Selling, general and administrative expenses	—	(32,220)	(5,480)	—	(37,700)
Loss on dispositions of property and equipment	—	(70)	(240)	—	(310)
Operating profit	—	15,650	9,400	—	25,050
Other income (expense), net:
Interest expense	(6,480)	(7,010)	(650)	—	(14,140)
Other, net	—	(180)	(330)	—	(510)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,480)	8,460	8,420	—	10,400
Income tax (expense) benefit	2,270	(4,580)	(2,340)	—	(4,650)
Equity in net income of subsidiaries	9,640	6,080	—	(15,720)	—
Income from continuing operations	5,430	9,960	6,080	(15,720)	5,750
Loss from discontinued operations	—	(320)	—	—	(320)
Net income	$5,430	$9,640	$6,080	$(15,720)	$5,430

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$—	$(29,780)	$2,780	$—	(27,000)
Cash Flows from Investing Activities:
Capital expenditures	—	(4,630)	(2,180)	—	(6,810)
Net proceeds from disposition of assets	—	480	20	—	500
Net cash used for investing activities	—	(4,150)	(2,160)	—	(6,310)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	—	1,530	—	1,530
Repayments of borrowings on term loan facilities	—	(650)	—	—	(650)
Proceeds from borrowings on revolving credit facilities	—	135,700	—	—	135,700
Repayments of borrowings on revolving credit facilities	—	(135,700)	—	—	(135,700)
Shares surrended upon vesting of options and restricted stock awards to cover tax obligations	(720)	—	—	—	(720)
Proceeds from exercise of stock options	180	—	—	—	180
Excess tax benefits from stock based compensation	—	1,510	—	—	1,510
Intercompany transfers (to) from subsidiaries	540	21,540	(22,080)	—	—
Net cash provided by (used for) financing activities	—	22,400	(20,550)	—	1,850
Cash and Cash Equivalents:
Decrease for the period	—	(11,530)	(19,930)	—	(31,460)
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$3,540	$11,370	$—	14,910

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(1,100)	$(8,990)	$6,000	$—	(4,090)
Cash Flows from Investing Activities:
Capital expenditures	—	(2,130)	(460)	—	(2,590)
Net proceeds from disposition of assets	—	30	—	—	30
Net cash used for investing activities	—	(2,100)	(460)	—	(2,560)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(650)	(3,670)	—	(4,320)
Proceeds from borrowings on revolving credit facilities	—	133,450	1,490	—	134,940
Repayments of borrowings on revolving credit facilities	—	(125,400)	(1,600)	—	(127,000)
Shares surrended upon vesting of options and restricted stock awards to cover tax obligations	(160)	—	—	—	(160)
Proceeds from exercise of stock options	60	—	—	—	60
Excess tax benefits from stock based compensation	—	280	—	—	280
Intercompany transfers (to) from subsidiaries	1,200	3,250	(4,450)	—	—
Net cash provided by (used for) financing activities	1,100	10,930	(8,230)	—	3,800
Cash and Cash Equivalents:
Decrease for the period	—	(160)	(2,690)	—	(2,850)
At beginning of period	—	300	9,180	—	9,480
At end of period	$—	$140	$6,490	$—	6,630

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
Introduction
We are an industrial manufacturer and distributor of highly engineered products serving focused markets in a diverse range of commercial, industrial and consumer applications. We have six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America.
Key Factors and Risks Affecting Our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through some significant changes, beginning in fourth quarter of 2008, in which worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for our products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods. We experienced generally higher levels of economic activity during 2010, as economic conditions continued to strengthen throughout the year, helping us to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. The economic recovery has continued through the first quarter of 2011, and has been a main driver of the continued increase in our sales and profitability levels.
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
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. While we experienced sales increases in both of our Cequent reportable segments in 2010 and the first quarter of 2011 in Cequent North America compared to prior recessionary periods, we expect the current end market conditions may remain unstable, primarily for Cequent North America, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs. We may experience disruptions in supply in the future and we may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.
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
In light of the significant changes in our business over the past few years, including changes in our senior leadership (new CFO in 2008 and CEO in 2009) as well as the structural and operating changes in our businesses, we believe we are a more competitive company, with a lower fixed cost structure and more focused on productivity and other lean initiatives to drive future profitability and cash flows. We have generated significant cash from operations during the last two years, which has enabled us to reduce our debt levels. Given these changes, and the resulting improvement in earnings quality, management believes we are evolving from a highly leveraged company that, for comparative purposes, relied on Adjusted EBITDA as a key indicator of performance, to one that can rely and report on GAAP-based results. As the Company continues to grow its earnings base and decrease its debt levels, investors and analysts are placing TriMas in comparable company groupings that rely primarily on GAAP-based metrics for valuation and presentation purposes. Thus, while Adjusted EBITDA remains an important indicator of performance, beginning in 2011, we intend to rely on the GAAP-based metrics of operating profit and cash flow from operations as they relate to our key metrics of earnings and liquidity, respectively.
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

The following is a reconciliation of our net income to Adjusted EBITDA and cash flows used for operating activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net income	$11,750	$5,430
Income tax expense	5,100	4,470
Interest expense	12,020	14,290
Depreciation and amortization	9,730	9,610
Adjusted EBITDA, total company	$38,600	$33,800
Interest paid	(4,730)	(5,250)
Taxes paid	(2,600)	(1,250)
(Gain) loss on dispositions of property and equipment	(60)	310
Receivables sales, net	1,570	3,830
Net change in working capital	(59,780)	(35,530)
Cash flows used for operating activities	$(27,000)	$(4,090)

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$43,900	16.3%	$43,600	19.8%
Energy	40,950	15.2%	32,320	14.7%
Aerospace & Defense	18,500	6.9%	17,080	7.8%
Engineered Components	48,110	17.8%	30,480	13.8%
Cequent Asia Pacific	19,810	7.3%	20,300	9.2%
Cequent North America	98,400	36.5%	76,280	34.7%
Total	$269,670	100.0%	$220,060	100.0%
Gross Profit
Packaging	$18,130	41.3%	$16,930	38.8%
Energy	11,550	28.2%	9,370	29.0%
Aerospace & Defense	6,570	35.5%	7,140	41.8%
Engineered Components	9,900	20.6%	5,710	18.7%
Cequent Asia Pacific	5,220	26.4%	5,390	26.6%
Cequent North America	23,310	23.7%	18,520	24.3%
Total	$74,680	27.7%	$63,060	28.7%
Selling, General and Administrative
Packaging	$6,290	14.3%	$4,810	11.0%
Energy	6,230	15.2%	5,140	15.9%
Aerospace & Defense	2,850	15.4%	3,280	19.2%
Engineered Components	3,640	7.6%	2,900	9.5%
Cequent Asia Pacific	2,700	13.6%	1,730	8.5%
Cequent North America	16,600	16.9%	14,060	18.4%
Corporate expenses	6,400	N/A	5,780	N/A
Total	$44,710	16.6%	$37,700	17.1%
Operating Profit (Loss)
Packaging	$11,830	26.9%	$11,860	27.2%
Energy	5,340	13.0%	4,190	13.0%
Aerospace & Defense	3,720	20.1%	3,860	22.6%
Engineered Components	6,340	13.2%	2,800	9.2%
Cequent Asia Pacific	2,530	12.8%	3,660	18.0%
Cequent North America	6,670	6.8%	4,460	5.8%
Corporate expenses	(6,400)	N/A	(5,780)	N/A
Total	$30,030	11.1%	$25,050	11.4%
Adjusted EBITDA
Packaging	$14,830	33.8%	$14,920	34.2%
Energy	5,160	12.6%	4,650	14.4%
Aerospace & Defense	4,360	23.6%	4,520	26.5%
Engineered Components	7,690	16.0%	3,820	12.5%
Cequent Asia Pacific	3,270	16.5%	4,360	21.5%
Cequent North America	9,570	9.7%	7,760	10.2%
Corporate expenses	(6,280)	N/A	(5,900)	N/A
Subtotal from continuing operations	38,600	14.3%	34,130	15.5%
Discontinued operations	—	N/A	(330)	N/A
Total company	$38,600	14.3%	$33,800	15.4%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2011, compared with the three months ended March 31, 2010, were:

•
the impact of the continued upturn in economic conditions in the first quarter of 2011 compared to the first quarter of 2010, contributing to increased net sales in five of our six reportable segments;

•	market share gains and new product introductions in the first quarter of 2011, primarily within our Cequent North America, Engineered Components and Packaging reportable segments; and

•
a mix shift of the gross and operating profit generated by and within our reportable segments, slightly lowering total Company margins as a result of the significant growth in our Engineered Components and Cequent North America reportable segments compared to the year-over-year change in margins in the other reportable segments.

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
Overall, net sales increased approximately $49.6 million, or approximately 22.5%, to $269.7 million for the three months ended March 31, 2011, as compared with $220.1 million in the three months ended March 31, 2010. During the first quarter of 2011, net sales increased in each of our six reportable segments except Cequent Asia Pacific. Of the sales increase, approximately $9.4 million was due to our South Texas Bolt & Fitting acquisition in our Energy reportable segment and our Taylor-Wharton asset acquisition in our Engineered Components reportable segment during 2010. In addition, net sales were favorably impacted by approximately $2.7 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to the first quarter of 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Packaging and Cequent North America reportable segments, our expansion into new markets, primarily in our Energy reportable segment and our new product introductions and related growth, primarily in our Packaging and Engineered Components reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 27.7% and 28.7% for the three months ended March 31, 2011 and 2010, respectively. The decrease in profit margin is attributed primarily to a mix shift, as the reportable segments with lower gross profit margins, Engineered Components and Cequent North America, encompassed a greater percentage of total Company gross profit following their significant increases in gross profit in the first quarter of 2011 over first quarter 2010 compared to the other reportable segments. Also contributing to the decline in gross profit margin is the significant sales mix shift within the Aerospace & Defense reportable segment, where the entire defense business is now comprised of the lower margin base relocation program, versus also having higher-margin maintenance activities for the old facility in the first quarter of 2010. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 11.1% and 11.4% for the three months ended March 31, 2011 and 2010, respectively. Operating profit increased approximately $5.0 million, or 19.9%, to $30.0 million for the three months ended March 31, 2011, from $25.1 million for the three months ended March 31, 2010, primarily as a result of the higher sales levels. Our operating margins declined, primarily due to the unfavorable gross profit mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total gross profit, which more than offset the 50 basis point improvement in total Company selling, general and administrative expenses as a percentage of sales.
Interest expense decreased approximately $2.1 million, to $12.0 million, for the three months ended March 31, 2011, as compared to $14.1 million for the three months ended March 31, 2010. The decrease is primarily attributable to an unfavorable change in the fair value of our interest rate swaps of $1.4 million during the first quarter of 2010, which did not recur in the first quarter of 2011. Interest expense also decreased due to a decrease in our weighted-average variable-rate U.S. borrowings to approximately $253.9 million in the three months ended March 31, 2011 from approximately $274.3 million in the three months ended March 31, 2010, as we had less need for intra-quarter borrowings due to the significant level of cash generated over the past two years. Additionally, fees associated with the unused portion of the deposit-linked supplemental revolving credit facility decreased approximately $0.2 million in the first quarter of 2011 as compared to the first quarter of 2010. Our weighted average interest rate was 5.6% for each of the periods ended March 31, 2011 and 2010.
Other expense, net increased approximately $0.7 million, to $1.2 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. In the first quarter of 2011, we incurred approximately $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions. This was partially offset by approximately $0.4 million in incremental losses on transactions denominated in foreign currencies in the first quarter of 2010 as compared to the first quarter 2011. There were no other individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended March 31, 2011 and 2010.
The effective income tax rate for the three months ended March 31, 2011 and 2010 was 30.3% and 44.7%, respectively. During the first three months of 2011, we recorded a net tax benefit of approximately $1.0 million primarily related to the change of an uncertain tax position reserve for which the statute of limitations expired during the quarter. In addition, included within the first three months of 2010 was a tax charge of approximately $1.0 million due to the impact of certain Subpart F exceptions under U.S. tax legislation that had expired in the first quarter of 2010.
Net income from continuing operations increased by $6.3 million to $11.8 million for the three months ended March 31, 2011 from $5.4 million for the three months ended March 31, 2010 primarily as a result of higher sales levels year-over-year, which helped to generate $5.0 million increased operating profit. The $5.0 million increase in operating profit, plus the $2.1 million reduction in interest expense, primarily due to lower weighted-average U.S. variable-rate outstanding borrowings, less the $0.7 million increase in other expense, net, primarily resulting from the reduction in indemnification asset related to uncertain tax positions, less the $0.4 million increase in income taxes, for which the increased expense related to the higher profitability was partially offset by the lower tax rate in 2011, plus the $0.3 million of 2010 net loss from discontinued operations all resulted in the increase in net income in the first quarter of 2011 compared to the first quarter of 2010.
Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 14.3% and 15.5% for the three months ended March 31, 2011 and 2010, respectively. Adjusted EBITDA increased approximately $4.5 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. After consideration of the $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions, the $0.4 million of incremental losses on transactions denominated in foreign currencies in the first quarter of 2010 compared to the first quarter of 2011 and $0.1 million higher depreciation and amortization expense in the first quarter of 2011 compared to the first quarter of 2010, the change in Adjusted EBITDA is consistent with the change in operating profit between years.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $0.3 million, or 0.7%, to $43.9 million in the three months ended March 31, 2011, as compared to $43.6 million in the three months ended March 31, 2010. Sales increased by approximately $0.3 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers increased by approximately $4.3 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of market share gains and continued general economic recovery. Sales of our specialty dispensing products decreased approximately $4.3 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to approximately $3.7 million of swine flu-related product sales during the pandemic in the first quarter of 2010 and due to a pipeline fill of new product introductions at two significant personal care customers in the first quarter of 2010, both of which did not recur in the first quarter of 2011.
Packaging's gross profit increased approximately $1.2 million to $18.1 million, or 41.3% of sales, in the three months ended March 31, 2011, as compared to $16.9 million, or 38.8% of sales, in the three months ended March 31, 2010. While sales were flat year-over-year after considering the impact of currency exchange, gross profit margins increased by 250 basis points, primarily due to the continued capital investments, productivity projects and lean initiatives within this segment, resulting in improved internal processing, driving throughput and efficiency.
Packaging's selling, general and administrative expenses increased approximately $1.5 million to $6.3 million, or 14.3% of sales, in the three months ended March 31, 2011, as compared to $4.8 million, or 11.0% of sales, in the three months ended March 31, 2010. The increase is directly attributable to the increase in sales-related and technical resources that have been added in recent months, travel costs and sales promotions, all of which support our sales growth initiatives.
Packaging's operating profit remained essentially flat at $11.9 million, or 26.9% of sales in the three months ended March 31, 2011 and 27.2% of sales in three months ended March 31, 2010, as the increases in gross profit generated via the capital, productivity and lean projects were essentially offset by the increases in spending levels within selling, general and administrative expenses in support of our growth initiatives.
Packaging's Adjusted EBITDA decreased approximately $0.1 million to $14.8 million, or 33.8% of sales, in the three months ended March 31, 2011, as compared to $14.9 million, or 34.2% of sales, in the three months ended March 31, 2010, consistent with the change in operating profit between years.
Energy.    Net sales for the three months ended March 31, 2011 increased approximately $8.6 million, or 26.7%, to $41.0 million, as compared to $32.3 million in the three months ended March 31, 2010. Of this increase, approximately $4.7 million is due to the acquisition of South Texas Bolt & Fitting in the fourth quarter of 2010, and approximately $1.0 million resulted from sales generated by our new Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and hardware.
Gross profit within Energy increased approximately $2.2 million to $11.6 million, or 28.2% of sales, in the three months ended March 31, 2011, as compared to $9.4 million, or 29.0% of sales, in the three months ended March 31, 2010. Based on the first quarter 2010 gross profit margin, first quarter 2011 gross profit would have increased approximately $2.5 million as a result of the increase in sales levels between years. However, gross profit only increased by $2.2 million, as gross profit margins declined year-over-year mainly due to a mix shift, where our new branch sales, which are aggressively pricing products and incurring launch costs to penetrate new markets, encompass a larger percentage of the total sales, and to the sale of higher-cost inventory in the first quarter of 2011.
Selling, general and administrative expenses within Energy increased approximately $1.1 million to $6.2 million, or 15.2% of sales, in the three months ended March 31, 2011, as compared to $5.1 million, or 15.9% of sales, in the three months ended March 31, 2010, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $1.2 million to $5.3 million, or 13.0% of sales, in the three months ended March 31, 2011, as compared to $4.2 million, or 13.0% of sales, in the three months ended March 31, 2010, due principally to the leverage gained by higher sales levels, which were offset by an unfavorable mix shift with the increased new branch sales at lower margins as they penetrate new markets, sales of higher-cost inventory and higher selling, general and administrative expenses in support of our growth initiatives.
Energy's Adjusted EBITDA increased $0.5 million to $5.2 million, or 12.6% of sales, in the three months ended March 31, 2011, as compared to $4.7 million, or 14.4% of sales, in the three months ended March 31, 2010. After consideration of a $1.0 million charge recorded in the first quarter of 2011 in other expense, net related to the reduction of an indemnification asset related to an uncertain tax position, and $0.1 million gains on transactions denominated in foreign currencies in the first quarter of 2011 compared to $0.1 million of losses on transactions denominated in foreign currencies, the change in Adjusted EBITDA was consistent with the increase in operating profit between years.
Aerospace & Defense.    Net sales for the three months ended March 31, 2011 increased approximately $1.4 million, or 8.3%, to $18.5 million, as compared to $17.1 million in the three months ended March 31, 2010. Sales in our aerospace business increased approximately $1.2 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, continuing the trend that began in the third quarter of 2010 of higher order activity in the aerospace bolt and fastener supply chain. Sales in our defense business increased approximately $0.2 million, as an increase in revenue primarily associated with managing the relocation to and establishment of the new defense facility of approximately $1.8 million more than offset the loss of approximately $1.6 million of revenues related to the maintenance contracts on the former defense facility which ended in the first quarter of 2010.
Gross profit within Aerospace & Defense decreased approximately $0.6 million to $6.6 million, or 35.5% of sales, in the three months ended March 31, 2011, from $7.1 million, or 41.8% of sales, in the three months ended March 31, 2010, primarily due to a significant unfavorable change in sales mix between years within our defense business. The defense business experienced an approximate $1.1 million reduction in gross profit despite a slight increase in net sales due to the shift of sales from a completed maintenance contract in the first quarter of 2010 to all sales in the first quarter of 2011 being generated by the lower margin relocation and establishment of the new defense facility program. This decline in gross profit was partially offset by an increase of $0.5 million in the aerospace business, primarily as a result of increased sales volumes.
Selling, general and administrative expenses decreased approximately $0.4 million to $2.9 million, or 15.4% of sales, in the three months ended March 31, 2011, as compared to $3.3 million, or 19.2% of sales, in the three months ended March 31, 2010. The decrease in selling, general and administrative expenses was primarily due to approximately $1.0 million of attorney and legal fee costs incurred in the first quarter of 2010 in our defense business which did not reoccur in the 2011, which were partially offset by higher costs in the aerospace business for commissions and other costs incurred in support of our growth initiatives.
Operating profit within Aerospace & Defense decreased approximately $0.1 million to $3.7 million, or 20.1% of sales, in the three months ended March 31, 2011, as compared to $3.9 million, or 22.6% of sales, in the three months ended March 31, 2010, as the lower selling, general and administrative expenses approximately offset the reduction in gross profit as a result of the sales mix change.
Aerospace & Defense's Adjusted EBITDA decreased approximately $0.2 million to $4.4 million, or 23.6% of sales, in the three months ended March 31, 2011, as compared to $4.5 million, or 26.5% of sales, in the three months ended March 31, 2010, consistent with the decrease in operating profit between years.

Engineered Components.    Net sales for the three months ended March 31, 2011 increased approximately $17.6 million, or 57.8%, to $48.1 million, as compared to $30.5 million in the three months ended March 31, 2010. Sales in our industrial cylinder business increased by approximately $10.4 million. Of this increase, approximately $4.7 million was due to our Taylor-Wharton asset acquisition during the second quarter of 2010 and $1.5 million was due to new product introductions, primarily related to cellular phone tower and breathing air applications. The remainder of the increase is primarily due to increased international demand year-over-year. Sales of slow speed and compressor engines and related products increased by approximately $5.7 million, as sales of engines and engine parts increased approximately $2.8 million due to increased drilling activity as compared to the first quarter of 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $2.9 million, as we continue to introduce new products to add to our well-site content. Sales within our specialty fittings business increased approximately $1.2 million, as our new product offerings for automotive fuel systems increased by approximately $0.4 million and sales of our core tube nut products increased by approximately $0.8 million as a result of the continued economic upturn in 2011. Sales in our precision tool cutting businesses increased by approximately $0.3 million, due mainly to the continued improved economic conditions.
Gross profit within Engineered Components increased approximately $4.2 million to $9.9 million, or 20.6% of sales, in the three months ended March 31, 2011, from $5.7 million, or 18.7% of sales, in the three months ended March 31, 2010, as all of the businesses in this segment improved their gross profit dollars and margin compared to the first quarter of 2010. Gross profit increased approximately $3.3 million as a result of the increase in sales levels between years. In addition, the businesses, primarily our engine and specialty fittings businesses, continue to benefit from the lower fixed cost structure and efficiencies gained from their productivity initiatives, and as a result of the significant operating leverage attained in our industrial cylinder business, as this business was able to generate significantly higher sales levels without additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $0.7 million to $3.6 million, or 7.6% of sales, in the three months ended March 31, 2011, as compared to $2.9 million, or 9.5% of sales, in the three months ended March 31, 2010, primarily as a result of increased sales and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Operating profit within Engineered Components increased $3.5 million to approximately $6.3 million, or 13.2% of sales, in the three months ended March 31, 2011, as compared to operating profit of $2.8 million, or 9.2% of sales, in the three months ended March 31, 2010, primarily due to the higher sales levels between years, continued production efficiencies realized and higher operating leverage, all of which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Engineered Components' Adjusted EBITDA increased $3.9 million to $7.7 million, or 16.0% of sales, in the three months ended March 31, 2011, as compared to $3.8 million, or 12.5% of sales, in the three months ended March 31, 2010, consistent with the increase in operating profit between years after consideration of approximately $0.3 million in additional depreciation expense, primarily as a result of the asset acquisition within our industrial cylinder business.
Cequent Asia Pacific.    Net sales decreased approximately $0.5 million to $19.8 million in the three months ended March 31, 2011, as compared to $20.3 million in the three months ended March 31, 2010. Net sales were favorably impacted by approximately $2.3 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales decreased approximately $2.8 million, due primarily to lower consumer spending levels in Australia compared to the high levels experienced in the first quarter of 2010 which were boosted by government stimulus incentives, and also due to the December 2010 through January 2011 flooding and tsunami in Queensland, Australia.
Cequent Asia Pacific's gross profit decreased approximately $0.2 million to $5.2 million, or 26.4% of sales, in the three months ended March 31, 2011, from approximately $5.4 million, or 26.6% of sales, in the three months ended March 31, 2010. Gross profit was favorably impacted by approximately $0.7 million of currency exchange. Excluding the impact of currency exchange, gross profit decreased by $0.9 million, primarily as a result of the decline in local currency sales levels.
Selling, general and administrative expenses increased approximately $1.0 million to $2.7 million, or 13.6% of sales, in the three months ended March 31, 2011, as compared to $1.7 million, or 8.5% of sales, in the three months ended March 31, 2010. Of this increase, approximately $0.4 million was due to currency exchange. The remaining $0.6 million increase in selling, general and administrative expenses was primarily in support of our growth initiatives.
Cequent Asia Pacific's operating profit decreased approximately $1.1 million to approximately $2.5 million, or 12.8% of sales, in the three months ended March 31, 2011 as compared to $3.7 million, or 18.0% of net sales, in the three months ended March 31, 2010. Operating profit was favorably impacted by approximately $0.3 million of currency exchange. Excluding the impact of currency exchange, operating profit decreased by $1.4 million, primarily as a result of the decline in local currency sales levels and higher spending in selling, general and administrative expenses in support of our sales growth initiatives.

Cequent Asia Pacific's Adjusted EBITDA decreased approximately $1.1 million to $3.3 million, or 16.5% of sales, for the three months ended March 31, 2011, from $4.4 million, or 21.5% of sales, for the three months ended March 31, 2010, consistent with the decrease in operating profit between years.
Cequent North America.    Net sales increased approximately $22.1 million, or 29.0% to $98.4 million in the three months ended March 31, 2011, as compared to $76.3 million in the three months ended March 31, 2010, primarily due to year-over-year increases within our retail, original equipment, aftermarket and industrial channels, all of which were aided by the economic recovery that began in 2010 and continued through the first quarter of 2011. Sales in our retail channel increased approximately $9.6 million in the first quarter of 2011 compared to the first quarter of 2010, due primarily to market share gains at certain of our existing customers to whom we now provide additional products. Of the increase in retail sales, approximately half relates to a one-time stocking order by one significant customer for a new product placement of cargo management products. Sales within our aftermarket channel increased approximately $4.3 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to market share gains and new product introductions. Sales to original equipment manufacturers and suppliers increased approximately $3.3 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to continued sales generated from our new product launches throughout 2010. Sales in our industrial channel increased approximately $3.2 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher levels of trailer‑builds and continued stocking orders from our distributor customers in anticipation of a stronger selling season during the spring and summer of 2011 compared to the same period in 2010.
Cequent North America's gross profit increased approximately $4.8 million to $23.3 million, or 23.7% of sales, in the three months ended March 31, 2011, from approximately $18.5 million, or 24.3% of sales, in the three months ended March 31, 2010. Based on the first quarter 2010 gross profit margin, first quarter 2011 gross profit would have increased approximately by $5.4 million as a result of the increase in sales levels between years. However, gross profit only increased by $4.8 million, as gross profit margins declined year-over-year mainly due to the sale of higher-cost inventory, as management elected to delay certain sales price increases to its customers in response to the higher commodity costs, primarily steel and copper, until the second quarter of 2011 in order to to continue to generate market share gains, primarily in the aftermarket and industrial channels. We continue to generate additional gross profit via productivity and low-cost sourcing initiatives, which partially offset the margin decline from the higher-cost inventory sales.
Selling, general and administrative expenses increased approximately $2.5 million to $16.6 million, or 16.9% of sales, in the three months ended March 31, 2011, as compared to $14.1 million, or 18.4% of sales, in the three months ended March 31, 2010, primarily as a result of new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in the first quarter of 2011. While our spending levels increased in support of the higher sales levels, selling, general and administrative expenses declined by 150 basis points as a percentage of sales.
Cequent North America's operating profit increased approximately $2.2 million to $6.7 million, or 6.8% of sales, in the three months ended March 31, 2011 as compared to $4.5 million, or 5.8% of net sales, in the three months ended March 31, 2010. The increase in operating profit is due primarily to the higher sales levels, which were partially offset by the sale of higher-cost inventory and increased selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
Cequent North America's Adjusted EBITDA increased approximately $1.8 million to $9.6 million, or 9.7% of sales, for the three months ended March 31, 2011, from $7.8 million, or 10.2% of sales, for the three months ended March 31, 2010. After consideration of approximately $0.4 million of lower depreciation and amortization expense in the three months ended March 31, 2011 compared with the three months ended March 31, 2010, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.
Corporate Expenses (Income).    Corporate expenses included in operating profit and Adjusted EBITDA consist of the following:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Corporate operating expenses	$2.5	$2.6
Employee costs and related benefits	3.9	3.2
Corporate expenses—operating profit	$6.4	$5.8
Other, net	(0.1)	0.1
Corporate expenses—Adjusted EBITDA	$6.3	$5.9

Corporate expenses included in operating profit increased approximately $0.6 million to $6.4 million for the three months ended March 31, 2011, from $5.8 million for the three months ended March 31, 2010. The increase between years is primarily attributed to an increase in employee costs and related benefits associated with short and long-term incentive equity and cash compensation expense in the first quarter of 2011 as compared to the first quarter of 2010. Other expense, net decreased by $0.2 million for the three months ended March 31, 2011, due to increased gains on transactions denominated in foreign currencies between years.
Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, and our property management line of business, which was sold in April 2010. Loss from discontinued operations, net of income taxes, was $0.3 million for the three months ended March 31, 2010. There were no discontinued operations in the first quarter of 2011. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
Cash used by operating activities was approximately $27.0 million and $4.1 million for the three months ended March 31, 2011 and 2010, respectively. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
For the three months ended March 31, 2011, the Company generated $32.3 million of cash, based on the reported net income from operations of $11.8 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation, changes in deferred income taxes and other, net. For the three months ended March 31, 2010, the Company generated $16.8 million in cash flows based on the reported net income from operations of $5.4 million and after considering the effects of similar non-cash items.

•
For the three months ended March 31, 2011, activity related to receivables sales resulted in net proceeds of approximately $1.6 million. For the three months ended March 31, 2010, activity related to the sale of receivables resulted in a net proceeds of approximately $3.8 million. We sold fewer receivables in the first quarter of 2011 than the first quarter of 2010, as, due to our significant cash generation during 2010, we had less of a need for the cash from receivables sales in the first quarter of 2011 to repay outstanding long-term debt.

•
Increases in accounts receivable resulted in a use of cash of approximately $43.3 million and $39.0 million for the three months ended March 31, 2011 and 2010, respectively. The increase in accounts receivable is due primarily to the increase in quarter-over-quarter sales and the timing within the quarter, as our days sales outstanding of receivables were consistent in the low-to-mid 50's as of March 31, 2011 and 2010, respectively.

•
For the three months ended March 31, 2011, we used approximately $2.8 million of cash for investment in our inventories. Due to the previous management initiatives to right-size inventory levels, significant increases to the inventory levels were not required despite the higher sales levels. For the three months ended March 31, 2010, we reduced our investment in inventory, which resulted in a cash source of $6.1 million, as management was right-sizing inventory levels consistent with end market demand and remained conservative in its inventory position given the then-current uncertain economic environment.

•
For the three months ended March 31, 2011, accounts payable and accrued liabilities resulted in a net use of cash of approximately $11.6 million, as compared to a net source of cash of $7.9 million for the three months ended March 31, 2010. The change in cash provided by or used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers in the first quarter of 2011 as compared to the first three months of 2010, as the days of accounts payable on hand actually increased in 2011 as compared to 2010.

•
Prepaid expenses and other assets resulted in a use of cash of approximately $3.2 million as compared to a source of cash of $0.3 million for the three months ended March 31, 2011 and 2010, respectively. The increase in the relative level of investment in manufacturing supplies, spare parts and tooling assets, is relatively consistent with the increase in sales level in the first quarter of 2011 compared to the same period in 2010.

Net cash used for investing activities for the three months ended March 31, 2011 was approximately $6.3 million, as compared to net cash used for investing activities of $2.6 million for the three months ended March 31, 2010. During the first three months of 2011, our investing activities included approximately $6.8 million for capital expenditures, which increased over first quarter 2010 levels as we have increased our investment in growth and productivity-related capital projects due to the economic improvements, while cash received from the disposition of assets was approximately $0.5 million. During the first three months of 2010, our investing activities related primarily to capital expenditures of approximately $2.6 million, which were below historical levels of investment in capital projects primarily due to the then-current lower economic levels.

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $1.9 million, as compared to approximately $3.8 million for the three months ended March 31, 2010. During the first three months of 2011, we generated $1.6 million in cash by increasing our credit facility in Australia; however, we did not have any net borrowings under our U.S. revolving credit facility despite a 23% increase in sales levels. During the first three months of 2010, we used approximately $4.3 million to pay down senior credit facilities in Australia and the U.S. and we increased amounts outstanding on our revolving credit facilities by approximately $7.9 million.
Our Debt and Other Commitments
We are party to a credit facility consisting of a $83.0 million revolving credit facility, a $20.0 million deposit-linked supplemental revolving credit facility and a $252.2 million term loan facility (collectively, the "Credit Facility"). At March 31, 2011, $248.3 million was outstanding on the term loan and no amounts were outstanding on the revolving credit facilities. Under the Credit Facility, up to $25.0 million in the aggregate is available in 2011 to be used for one or more permitted acquisitions subject to certain conditions and other outstanding borrowings and issued letters of credit. The Credit Facility allows issuance of letters of credit, not to exceed $65.0 million in aggregate, against revolving credit facility commitments.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our credit facilities contain negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our credit agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Facility is 4.75 to 1.00 for January 1, 2011 to June 30, 2011, 4.50 to 1.00 for July 1, 2011 to September 30, 2011, 4.25 to 1.00 for October 1, 2011 to September 30, 2012, 4.00 to 1.00 for October 1, 2012 to June 30, 2013 and 3.50 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 3.01 to 1.00 at March 31, 2011. Our permitted interest expense coverage ratio under the Credit Facility is 2.00 to 1.00 for July 1, 2010 to June 30, 2011, 2.25 to 1.00 for July 1, 2011 to June 30, 2012, 2.40 to 1.00 for July 1, 2012 to December 31, 2012, 2.50 to 1.00 for January 1, 2013 to September 30, 2013 and 2.75 to 1.00 for October 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.36 to 1.00 at March 31, 2011. At March 31, 2011, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended March 31, 2011:

	Year Ended December 31, 2010	Less: Three Months Ended March 31, 2010	Add: Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
	(dollars in thousands)
Net income, as reported	$45,270	$5,430	$11,750	$51,590
Bank stipulated adjustments:
Interest expense, net (as defined)	52,380	14,290	12,020	50,110
Income tax expense(1)	21,450	4,470	5,100	22,080
Depreciation and amortization	37,740	9,610	9,730	37,860
Non-cash compensation expense(2)	2,180	480	860	2,560
Other non-cash expenses or losses	4,180	830	450	3,800
Non-recurring expenses or costs in connection with acquisition integration(3)	640	—	90	730
Negative EBITDA from discontinued operations(4)	200	60	—	140
Permitted dispositions(5)	(6,340)	270	—	(6,610)
Permitted acquisitions(6)	4,130	1,480	—	2,650
Consolidated Bank EBITDA, as defined	$161,830	$36,920	$40,000	$164,910

	March 31, 2011
	(dollars in thousands)
Total long-term debt	$495,640
Aggregate funding under the receivables securitization facility	—
Total Consolidated Indebtedness, as defined	$495,640
Consolidated Bank EBITDA, as defined	$164,910
Actual leverage ratio	3.01	x
Covenant requirement	4.75	x

	Year Ended December 31, 2010	Less: Three Months Ended March 31, 2010	Add: Three Months Ended March 31, 2011	Twelve Months Ended March 31, 2011
	(dollars in thousands)
Interest expense, net (as reported)	$52,380	$14,290	$12,020	$50,110
Bank stipulated adjustments:
Interest income	(460)	(90)	(70)	(440)
Non-cash amounts attributable to amortization of financing costs	(2,960)	(720)	(750)	(2,990)
Pro forma adjustment for acquisitions and dispositions	3,290	880	—	2,410
Total Consolidated Cash Interest Expense, as defined	$52,250	$14,360	$11,200	$49,090

	March 31, 2011
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$164,910
Total Consolidated Cash Interest Expense, as defined	49,090
Actual interest expense ratio	3.36	x
Covenant requirement	2.00	x
______________________
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

In addition to our U.S. debt, in Australia, we are party to a debt agreement with a bank in the amount of $10 million Australian dollars. At March 31, 2011, the balance outstanding under this agreement was approximately $1.6 million at an interest rate of 6.7%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at March 31, 2011.

Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. As of March 31, 2011, we had no amounts funded under the facility with $62.1 million available but not utilized.
At March 31, 2011, our available revolving credit capacity of $103.0 million under our credit facility was reduced by approximately $23.6 million million of letters of credit outstanding as of that date. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. After consideration of outstanding letters of credit, we had $79.4 million of revolving credit capacity available, in addition to $62.1 million of available liquidity under our accounts receivable facility discussed above. After consideration of our leverage covenant, we had aggregate available funding under our revolving credit and accounts receivable facilities of $141.5 million at March 31, 2011.
Our available revolving credit capacity under the Credit Facility, after consideration of approximately $23.6 million in letters of credit outstanding related thereto, is approximately $79.4 million, while our available liquidity under our accounts receivable facility ranges from $40 million to $65 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit facilities and accounts receivable facilities during the first quarter of 2011 approximated $44.1 million, compared to the weighted average daily amounts outstanding during the first quarter of 2010 of $50.0 million. The reduction in average daily amounts outstanding was primarily due to the significant cash generated during 2010, which reduced the intra-quarter borrowing requirements. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $141.5 million at March 31, 2011, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
We are subject to variable interest rates on our term loan, revolving credit facility and our supplemental revolving credit facility. At March 31, 2011, 1-Month LIBOR approximated 0.24%. A 1% increase in 1-Month LIBOR would increase our interest expense by approximately $0.3 million annually, considering that the extended portions of our credit facility from our December 2009 refinance activities are subject to a 2% LIBOR-floor, and a 1% increase in 1-Month LIBOR would not impact our current effective interest rate on this portion of our debt, as the resulting rate would remain below the 2% floor.
Principal payments required under our amended and restated credit facility term loan are: $15.0 million within 95 days of December 31, 2010, or earlier, as defined in the credit agreement, under the excess cash flow sweep provision, $0.7 million due each calendar quarter through September 30, 2015; $23.3 million due August 2, 2013 relative to term loan amounts not extended, and; $198.3 million due on December 15, 2015.
We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at March 31, 2011, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
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
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $15.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On August 23, 2010, Moody's upgraded our credit ratings and assigned a rating of B3 to our senior secured notes, assigned a rating of B2 to our corporate family rating, assigned a rating of Ba3 to our senior secured credit facility, and affirmed our outlook as stable. On August 11, 2010, Standard & Poor's upgraded our outlook to stable and affirmed our credit facilities, senior secured notes, and corporate credit ratings of BB, B− and B+, respectively. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We entered 2011 cautiously optimistic that, given a continued economic recovery, we could continue to build upon the improvements made in the past two years to reduce our cost structure, increase our flexibility and maintain a culture of continuous productivity in all that we do. We believe that our first quarter results continue to build on the positive momentum generated in the past two years, as we benefited from continued economic recovery and experienced significant market share gains in certain of our reportable segments. While we did experience a less favorable product sales mix within our reportable segments as well as some inflationary and commodity cost increases, we were able to mostly offset these incremental costs with our ongoing cost savings and productivity initiatives. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure, and we have the capacity to fulfill yet higher net sales levels without incurring significant incremental fixed costs.
Our priorities for 2011 remain consistent with our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, to grow revenue via new products and expand our core products in non-U.S. markets, to continue to reduce our debt leverage and to increase our available liquidity. While our existing debt structure does not have material current debt maturities, significant deterioration in general economic conditions would adversely impact our anticipated revenue growth and financial performance.
Impact of New Accounting Standards
As of March 31, 2011, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.
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
During the quarter ended March 31, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Company's 2010 Annual Report on Form 10-K.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this Form 10-Q for additional information.

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
Evaluation of disclosure controls and procedures
As of March 31, 2011, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION

Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2010 Form 10-K, except for updating the risk factor related to Heartland's ownership of our voting common equity as follows:
Heartland owns approximately 20.9% of our voting common equity.
Heartland Industrial Partners (“Heartland”) beneficially owns approximately 20.9% of our outstanding voting common equity. As a result, Heartland has the power to substantially influence all matters submitted to our stockholders, exercise significant influence over our decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders regardless of whether other stockholders believe that any such transactions are in their own best interests. For example, Heartland could cause us to make acquisitions that increase the amount of our indebtedness, sell revenue-generating assets or cause us to undergo a “going private” transaction with it or one of its affiliates based on its ownership without a legal requirement of unaffiliated shareholder approval. So long as Heartland continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence or effectively control our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree. In addition, this concentration of ownership may have the effect of preventing, discouraging or deterring a change of control. One of our directors is the Managing Member of Heartland’s general partner.
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

Item 4.    Submission of Matters to a Vote of Security Holders
Reserved.

Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(l)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (af)	Second Amended and Restated By‑laws of TriMas Corporation.
4.1(a)
Indenture relating to the 9[7]8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as Trustee, (including Form of Note as Exhibit).

4.2(c)	Supplemental Indenture dated as of March 4, 2003.

4.3(d)	Second Supplemental Indenture dated as of May 9, 2003.
4.4(e)	Third Supplemental Indenture dated as of August 6, 2003.
4.5(p)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6(aa)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7(z)	Sixth Supplemental Indenture, dated as of December 29, 2009.
4.8(z)
Indenture relating to the 9 ¾ % senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

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

10.5(y)
Credit Agreement dated as of June 6, 2002, as amended and restated as of August 2, 2006, as further amended and restated as of December 16, 2009, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Comerica Bank, as Syndication Agent and J.P. Morgan Securities Inc., as Lead Arranger and Bookrunner.

10.6(z)
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

10.7(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.8(t)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.9(a)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.

10.10(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.11(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.12(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.13(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.14(t)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.15(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.16(t)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.17(z)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.18(z)
Receivables Transfer Agreement, dated as of December 29, 2009, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wachovia Bank, National Association, as Administrative Agent.

10.19(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.20(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.21(r)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22(r)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23(r)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24(r)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A - Form of Sublease Agreement).
10.26(f)	2003 Form of Stock Option Agreement.
10.27(g)	Form of Indemnification Agreement.

10.28(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.29(q)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.30(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.31(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.32(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.33(k)	Management Rights Agreement.
10.34(x)	Executive Severance / Change of Control Policy.
10.35(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.36(w)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 20, 2009.
10.37(r)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.38(aa)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.39(s)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.40(u)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.41(v)	2009 TriMas Incentive Compensation Plan.
10.42(ac)	2010 TriMas Incentive Compensation Plan.
10.43(x)	Flexible Cash Allowance Policy.
10.44(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Additional Grant.
10.45(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 162(m) Conversion Grant.
10.46(aa)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Conversion and Additional Grants.
10.47(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.48(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.
10.49(ab)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.50(ae)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
10.51(ag)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement - 2011 Grant
10.52(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2011 Award
10.53(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement - 2011 Award
10.54(ah)	2011 TriMas Corporation Omnibus Incentive Compensation Plan
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).
(h)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on July 6, 2005 (File No. 333-100351).
(i)
Incorporated by reference to the Exhibits(1) filed with our Report on Form 8-K filed on August 3, 2006 (File No. 333-100351).  (1) Schedules and Exhibits to the filing are filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).

(j)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(k) (l)
Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q, filed on August 3, 2007 (File No. 333-100351).

(m)	Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8, filed on August 31, 2007 (File No. 333-145815).
(n)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 4, 2008 (File No. 001-10716).
(o) (p)
Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 26, 2008 (File No. 001-10716).
Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).

(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 14, 2009 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 17, 2009 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 10, 2009 (File No. 001-10716).
(w)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2009 (File No. 001-10716).
(x)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(y)
Incorporated by reference to the Exhibits(2) filed with our Report on Form 8-K filed on December 17, 2009 (File No. 001-10716). (2) Schedule 2.01 and Exhibit L are filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).

(z)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).

(ac)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(ae)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).
(af)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(ag)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(ah)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	April 28, 2011	By:	A. Mark Zeffiro Chief Financial Officer