Form 10-Q
period 2011-06-30
TRIMAS CORP
filed 2011-07-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2011, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,573,877 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,070	$46,370
Receivables, net of reserves of approximately $4.6 million as of June 30, 2011 and December 31, 2010	171,070	117,050
Inventories	175,660	161,300
Deferred income taxes	25,090	34,500
Prepaid expenses and other current assets	9,090	7,550
Total current assets	390,980	366,770
Property and equipment, net	169,440	167,510
Goodwill	208,500	205,890
Other intangibles, net	154,070	159,930
Other assets	26,890	24,060
Total assets	$949,880	$924,160
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$4,900	$17,730
Accounts payable	136,570	128,300
Accrued liabilities	62,900	68,400
Total current liabilities	204,370	214,430
Long-term debt	473,500	476,920
Deferred income taxes	61,650	63,880
Other long-term liabilities	56,050	56,610
Total liabilities	795,570	811,840
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,568,227 shares at June 30, 2011 and 34,065,856 shares at December 31, 2010	340	340
Paid-in capital	536,490	531,030
Accumulated deficit	(436,270)	(465,110)
Accumulated other comprehensive income	53,750	46,060
Total shareholders' equity	154,310	112,320
Total liabilities and shareholders' equity	$949,880	$924,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$299,720	$252,060	$569,390	$472,120
Cost of sales	(208,350)	(173,750)	(403,340)	(330,750)
Gross profit	91,370	78,310	166,050	141,370
Selling, general and administrative expenses	(48,830)	(41,370)	(93,540)	(79,070)
Gain (loss) on dispositions of property and equipment	(40)	(420)	20	(730)
Operating profit	42,500	36,520	72,530	61,570
Other income (expense), net:
Interest expense	(11,620)	(13,090)	(23,640)	(27,230)
Debt extinguishment costs	(3,970)	—	(3,970)	—
Gain on bargain purchase	—	410	—	410
Other, net	(550)	(540)	(1,710)	(1,050)
Other income (expense), net	(16,140)	(13,220)	(29,320)	(27,870)
Income from continuing operations before income tax expense	26,360	23,300	43,210	33,700
Income tax expense	(9,270)	(8,080)	(14,370)	(12,730)
Income from continuing operations	17,090	15,220	28,840	20,970
Income from discontinued operations, net of income taxes	—	6,210	—	5,890
Net income	$17,090	$21,430	$28,840	$26,860
Earnings per share—basic:
Continuing operations	$0.50	$0.45	$0.85	$0.62
Discontinued operations, net of income taxes	—	0.18	—	0.17
Net income per share	$0.50	$0.63	$0.85	$0.79
Weighted average common shares—basic	34,215,734	33,794,647	34,064,787	33,681,516
Earnings per share—diluted:
Continuing operations	$0.49	$0.44	$0.83	$0.61
Discontinued operations, net of income taxes	—	0.18	—	0.17
Net income per share	$0.49	$0.62	$0.83	$0.78
Weighted average common shares—diluted	34,769,576	34,437,418	34,667,459	34,318,002

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$28,840	$26,860
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(20)	(9,310)
Gain on bargain purchase	—	(410)
Depreciation	12,620	11,960
Amortization of intangible assets	7,040	7,090
Amortization of debt issue costs	1,510	1,450
Deferred income taxes	7,130	9,610
Debt extinguishment costs	3,970	—
Non-cash compensation expense	1,660	760
Increase in receivables	(52,050)	(43,130)
(Increase) decrease in inventories	(13,190)	5,150
(Increase) decrease in prepaid expenses and other assets	(3,900)	1,820
Increase (decrease) in accounts payable and accrued liabilities	(160)	20,160
Other, net	1,890	(590)
Net cash provided by (used for) operating activities, net of acquisition impact	(4,660)	31,420
Cash Flows from Investing Activities:
Capital expenditures	(14,020)	(5,250)
Acquisition of businesses, net of cash acquired	—	(11,660)
Net proceeds from disposition of assets	1,660	14,740
Net cash used for investing activities	(12,360)	(2,170)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	226,520	—
Repayments of borrowings on term loan facilities	(248,950)	(8,430)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	303,520	264,930
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(297,600)	(270,930)
Debt financing fees	(6,570)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(830)	(180)
Proceeds from exercise of stock options	830	80
Excess tax benefits from stock based compensation	3,800	390
Net cash used for financing activities	(19,280)	(14,140)
Cash and Cash Equivalents:
Increase (decrease) for the period	(36,300)	15,110
At beginning of period	46,370	9,480
At end of period	$10,070	$24,590
Supplemental disclosure of cash flow information:
Cash paid for interest	$22,710	$22,000
Cash paid for taxes	$9,140	$3,270

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2011
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Comprehensive income:
Net income	—	—	28,840	—	28,840
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million) (Note 12)	—	—	—	110	110
Foreign currency translation	—	—	—	7,350	7,350
Amortization of unrealized loss on interest rate swaps (net of tax of $0.1 million) (Note 7)	—	—	—	230	230
Total comprehensive income					36,530
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(830)	—	—	(830)
Stock option exercises and restricted stock vestings	—	830	—	—	830
Excess tax benefits from stock based compensation	—	3,800	—	—	3,800
Non-cash compensation expense	—	1,660	—	—	1,660
Balances, June 30, 2011	$340	$536,490	$(436,270)	$53,750	$154,310

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in six reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. See Note 9, "Segment Information," for further information on each of the Company's reportable segments.
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

2. Discontinued Operations and Assets Held for Sale
During the second quarter of 2010, the Company considered two businesses to be discontinued operations as noted below.
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
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net sales	$—	$130	$—	$660
Income from discontinued operations before income taxes	$—	$9,790	$—	$9,290
Income taxes	—	(3,580)	—	(3,400)
Income from discontinued operations, net of income taxes	$—	$6,210	$—	$5,890

There are no discontinued operations or assets held for sale as of June 30, 2011 or December 31, 2010.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2011 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890
Foreign currency translation	2,400	210	—	—	—	—	2,610
Balance, June 30, 2011	$115,720	$48,470	$41,130	$3,180	$—	$—	$208,500

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2011 and December 31, 2010 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2011		As of December 31, 2010
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$32,310	$(21,930)	$32,220	$(20,650)
15 – 25 years	154,610	(73,610)	154,610	(69,480)
Total customer relationships	186,920	(95,540)	186,830	(90,130)
Technology and other:
1 – 15 years	26,980	(23,450)	26,910	(22,870)
17 – 30 years	43,450	(19,760)	42,460	(18,690)
Total technology and other	70,430	(43,210)	69,370	(41,560)
Trademark/Trade names (indefinite life)	35,470	—	35,420	—
	$292,820	$(138,750)	$291,620	$(131,690)

Amortization expense related to technology and other intangibles was approximately $0.8 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.7 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, and $5.4 million and $5.2 million for the six months ended June 30, 2011 and 2010, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4. Inventories
Inventories consist of the following components:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Finished goods	$116,000	$106,630
Work in process	22,450	20,680
Raw materials	37,210	33,990
Total inventories	$175,660	$161,300

5. Property and Equipment, Net
 Property and equipment consists of the following components:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
Land and land improvements	$3,180	$2,970
Buildings	52,320	50,490
Machinery and equipment	308,640	294,940
	364,140	348,400
Less: Accumulated depreciation	194,700	180,890
Property and equipment, net	$169,440	$167,510

Depreciation expense was approximately $6.4 million and $5.9 million, and $12.6 million and $11.9 million for the three and six months ended June 30, 2011 and 2010, respectively, of which $5.7 million and $5.2 million, and $11.1 million and $10.5 million, respectively, is included in cost of sales in the accompanying consolidated statement of operations, and $0.7 million and $0.7 million, and $1.5 million and $1.4 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

6. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(dollars in thousands)
U.S. bank debt	$230,920	$248,950
Non-U.S. bank debt and other	1,830	290
9 3/4% senior secured notes, due December 2017	245,650	245,410
	478,400	494,650
Less: Current maturities, long-term debt	4,900	17,730
Long-term debt	$473,500	$476,920

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

U.S. Bank Debt
During the second quarter of 2011, the Company completed the refinance of its U.S. bank debt, entering in to a new credit agreement ("Credit Agreement") whereby the Company was able to reduce interest costs, extend maturities and increase its available liquidity. Below is a summary of the key terms under the Credit Agreement as of June 30, 2011 and the key terms of the previous credit agreement in place immediately prior to completion of the refinance on June 21, 2011, showing term loan with borrowings outstanding at each date and revolving and supplemental revolving credit facilities showing gross availability at each date:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
New Credit Facility
Term Loan Facility	$225.0	6/21/2017	LIBOR plus 3.00% with a 1.25% LIBOR floor
Revolving Credit Facility	110.0	6/21/2016	LIBOR plus 3.25%

Previous Credit Facility
Term Loan Facility Extended	209.4	12/15/2015	LIBOR plus 4.00% with a 2.00% LIBOR floor
Term Loan Facility Non-Extended	23.9	8/2/2013	LIBOR plus 2.25%
Revolving Credit Facility Extended	75.0	12/15/2013	LIBOR plus 4.00% or Prime plus 3.00%, as defined
Revolving Credit Facility Non-Extended	8.0	8/2/2011	LIBOR plus 1.75%
Supplemental Revolving Credit Facility Extended	17.7	8/2/2011	LIBOR plus 4.00% with a 2.00% LIBOR floor
Supplemental Revolving Credit Facility Non-Extended	2.3	8/2/2011	LIBOR plus 2.25%
The Credit Agreement also provides for incremental revolving credit facility commitments, not to exceed $125.0 million, and incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, the Company is also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as the Company, on a proforma basis, after giving effect to such acquisition, is in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, if, prior to June 22, 2012, the Company prepays its term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then the Company will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, the Company may be required to prepay a portion of its term loan pursuant to an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. In April 2011, the Company prepaid $15.0 million of term loan principal under the excess cash flow sweep provision of the previous credit agreement.
Under the Credit Agreement, the Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2011, the Company had letters of credit of approximately $23.4 million issued and outstanding. Under the previous credit agreement, the Company was able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments, and at December 31, 2010, the Company had letters of credit of approximately $23.7 million issued and outstanding.
At June 30, 2011 and December 31, 2010, the Company had $5.9 million and $0.0 million, respectively, outstanding under its revolving credit facilities and had an additional $80.7 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.4 million and $23.7 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $151.7 million and $120.7 million, respectively, of borrowing capacity available to it for general corporate purposes.
The Company incurred $6.6 million in fees to complete the refinance of its U.S. bank debt, of which $4.2 million was capitalized as deferred financing fees and $2.4 million was recorded as debt extinguishment costs in the accompanying statement of operations. In addition, the Company also recorded debt extinguishment costs of $1.6 million related to deferred financing fees associated with the previous credit agreement.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Principal payments required under the Credit Agreement term loan are: $0.6 million due each calendar quarter through March 31, 2017, and $212.1 million due on June 21, 2017.
The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Agreement do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $389.7 million and $336.9 million at June 30, 2011 and December 31, 2010, respectively, are presented in Note 15, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Agreement also contains various negative and affirmative covenants that are comparable to the previous credit agreement. The Credit Agreement also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. Although the financial covenant calculations under the Credit Agreement are essentially the same as the previous credit agreement, the permitted leverage ratio and permitted interest expense coverage ratio thresholds have both been reset. The Company was in compliance with its covenants at June 30, 2011.
The Company's term loan facility traded at approximately 99.9% and 100.3% of par value as of June 30, 2011 and December 31, 2010, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on March 31, 2012 and is secured by substantially all the assets of the subsidiary. At June 30, 2011, the balance outstanding under this agreement was approximately $1.6 million at an average interest rate of 6.8%. At December 31, 2010, the Company's subsidiary had no amounts outstanding under this debt agreement.
Notes
The Company's 9 3/4% senior secured notes due 2017 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Agreement. At June 30, 2011, the Company was in compliance with all such covenant requirements.
The Company's Notes traded at approximately 109.0% and 108.5% of par value as of June 30, 2011 and December 31, 2010, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Receivables Facility
The Company is party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $75.0 million to a third party multi-seller receivables funding company. The Company did not have any amounts outstanding under the facility as of June 30, 2011 or December 31, 2010, but had $71.0 million and $41.4 million, respectively, available but not utilized. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month London Interbank Offered Rates ("LIBOR")-based rate plus a usage fee of 3.25% as of both June 30, 2011 and 2010, and a fee on the unused portion of the facility of 0.5% and 1.0% as of June 30, 2011 and 2010, respectively. Aggregate costs incurred under this facility were $0.5 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2011 and 2010, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on December 29, 2012.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3 month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of June 30, 2011, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.6%.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7. Derivative Instruments
The Company is party to a $125.0 million notional amount interest rate swap as of June 30, 2011 which expires in July 2011. The Company was party to a second interest rate swap with a notional amount of $75.0 million which expired in the first quarter of 2011. Both of these swaps were associated with the Company's term loan facility, but during 2011 and 2010 neither was designated as a hedging instrument. In addition, during the first quarter of 2010, the Company was party to two foreign exchange forward contracts which were not designated as hedging instruments.
As of June 30, 2011 and December 31, 2010, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$140	$1,130

The effect of derivative instruments on the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2011	As of December 31, 2010	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2011	2010	2011	2010
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(230)	Interest expense	$(120)	$(880)	$(360)	$(1,290)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three months ended June 30,		Six months ended June 30,		Location of Gain (Loss) Recognized in Earnings on Derivatives
	2011	2010	2011	2010
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$—	$(110)	$(10)	$(1,560)	Interest expense
Foreign currency forward contracts	$—	$—	$—	$50	Other expense, net

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Valuations of the interest rate swaps and foreign currency forward contracts are based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 are shown below:

		June 30, 2011
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(140)	$—	$(140)	$—

		December 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,130)	$—	$(1,130)	$—

8. Commitments and Contingencies
Asbestos
As of June 30, 2011, the Company was a party to approximately 1,102 pending cases involving an aggregate of approximately 8,229 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000
Six Months Ended June 30, 2011	8,200	293	256	8	$31,250	$1,230,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,229 claims pending at June 30, 2011, 50 set forth specific amounts of damages (other than those stating the statutory minimum or maximum), 31 of the 50 claims

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 16 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 3 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 33 of the 50 claims sought between $50,000 and $600,000, 14 sought between $600,000 and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 31 of the 50 claims sought between $1.0 million and $2.5 million, 16 sought between $2.5 million and $5.0 million and 3 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.0 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next three years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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

9. Segment Information
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
Packaging-Steel and plastic closure caps, drum enclosures, rings and levers and dispensing systems for industrial and consumer markets.
Energy-Metallic and non-metallic industrial sealant products and bolts and fasteners for the petroleum refining, petrochemical and other industrial markets.
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
Cequent Asia Pacific & Cequent North America-Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories and other accessory components.

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
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales
Packaging	$47,900	$45,520	$91,800	$89,120
Energy	42,170	30,370	83,120	62,690
Aerospace & Defense	21,330	17,220	39,830	34,300
Engineered Components	55,490	36,700	103,600	67,180
Cequent Asia Pacific	21,560	18,460	41,370	38,760
Cequent North America	111,270	103,790	209,670	180,070
Total	$299,720	$252,060	$569,390	$472,120
Operating Profit (Loss)
Packaging	$15,070	$13,480	$26,900	$25,340
Energy	5,020	4,070	10,360	8,260
Aerospace & Defense	4,860	3,810	8,580	7,670
Engineered Components	8,340	5,210	14,680	8,010
Cequent Asia Pacific	1,940	3,330	4,470	6,990
Cequent North America	14,380	12,720	21,050	17,180
Corporate expenses	(7,110)	(6,100)	(13,510)	(11,880)
Total	$42,500	$36,520	$72,530	$61,570
Adjusted EBITDA
Packaging	$18,310	$16,420	$33,140	$31,340
Energy	5,570	4,450	10,730	9,100
Aerospace & Defense	5,500	4,490	9,860	9,010
Engineered Components	9,910	6,650	17,600	10,470
Cequent Asia Pacific	2,650	3,880	5,920	8,240
Cequent North America	17,220	15,970	26,790	23,730
Corporate expenses	(7,280)	(6,040)	(13,560)	(11,940)
Subtotal from continuing operations	51,880	45,820	90,480	79,950
Discontinued operations	—	9,940	—	9,610
Total company	$51,880	$55,760	$90,480	$89,560

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income	$17,090	$21,430	$28,840	$26,860
Income tax expense	9,270	11,660	14,370	16,130
Interest expense	11,620	13,230	23,640	27,520
Depreciation and amortization	9,930	9,440	19,660	19,050
Debt extinguishment costs	3,970	—	3,970	—
Adjusted EBITDA, total company	$51,880	$55,760	$90,480	$89,560
Adjusted EBITDA, discontinued operations	—	9,940	—	9,610
Adjusted EBITDA, continuing operations	$51,880	$45,820	$90,480	$79,950

10. Equity Awards
The Company maintains three long-term equity incentive plans, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the 2002 Long Term Equity Incentive Plan (collectively the "Plans"). See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the second quarter of 2011. Information related to stock options at June 30, 2011 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,742,086	$10.24
Granted	17,030	21.55
Exercised	(434,614)	2.11
Cancelled	(13,777)	17.12
Outstanding at June 30, 2011	1,310,725	$13.05	5.2	$15,293,200
As of June 30, 2011, 864,950 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the six month periods ended June 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. No options vested during the three month periods ended June 30, 2011 and 2010. As of June 30, 2011, there was approximately $0.2 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 0.7 years.
The Company recognized approximately $0.1 million of stock based compensation expense related to options during each of the three month periods ended June 30, 2011 and 2010, and approximately $0.2 million during each of the six month periods ended June 30, 2011 and 2010. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Restricted Shares
The Company did not grant any restricted shares during the second quarter of 2011. Information related to restricted shares at June 30, 2011 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	249,218	$6.80
Granted	212,891	19.33
Exercised	(155,491)	5.61
Cancelled	(749)	19.86
Outstanding at June 30, 2011	305,869	$16.09	2.4	$7,570,260
As of June 30, 2011, there was approximately $3.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.7 years.
The Company recognized approximately $0.7 million and $0.2 million of stock based compensation expense related to restricted shares during the three month periods ended June 30, 2011 and 2010, respectively, and approximately $1.5 million and $0.6 million for six months ended June 30, 2011 and 2010, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

11. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 114,043 and 107,147 restricted shares for the three months ended June 30, 2011 and 2010, respectively, and 106,536 and 106,353 restricted shares for the six months ended June 30, 2011 and 2010, respectively. The calculation of diluted earnings per share also included 439,800 and 535,624 options to purchase shares of common stock for the three months ended June 30, 2011 and 2010, respectively, and 496,136 and 530,133 for the six months ended June 30, 2011 and 2010, respectively.

12. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2011 and 2010 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(dollars in thousands)
Service costs	$160	$150	$320	$300	$—	$—	$—	$—
Interest costs	400	400	800	790	10	20	20	30
Expected return on plan assets	(410)	(400)	(810)	(790)	—	—	—	—
Amortization of prior service cost	10	—	10	10	(60)	(70)	(130)	(130)
Amortization of net loss (gain)	170	110	350	220	(20)	(10)	(40)	(20)
Net periodic benefit cost	$330	$260	$670	$530	$(70)	$(60)	$(150)	$(120)

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company contributed approximately $0.5 million and $1.0 million to its defined benefit pension plans during the three and six months ended June 30, 2011, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2011.

13. New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-4, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-4 amends guidance listed under Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurement," and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5, "Presentation of Comprehensive Income." ASU 2011-5 amends guidance listed under ASC Topic 220, "Comprehensive Income" and eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Under the amendments to ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also require an entity to present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-5 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-5 will only affect the presentation of the Company's consolidated financial statements.

14. Subsequent Event
On July 27, 2011, the Company signed a stock purchase agreement ("SPA") with Innovative Molding, Inc. ("Innovative") for the purchase price of $27 million, payable in cash at closing, which is expected to occur on August 1, 2011. Innovative will become part of the Company's Packaging reportable segment. The purchase price is subject to a net working capital adjustment, if any, to be determined post-closing. The SPA contains customary representations, warranties, covenants and indemnities. Innovative is in the business of designing, lining and manufacturing specialty plastic closures for bottles and jars for the food and nutrition industries. Innovative had approximately $28 million in revenue in the twelve months ended May 31, 2011.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2011
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$210	$9,860	$—	$10,070
Trade receivables, net	—	138,060	33,010	—	171,070
Receivables, intercompany	—	890	—	(890)	—
Inventories	—	145,390	30,270	—	175,660
Deferred income taxes	3,790	19,570	1,730	—	25,090
Prepaid expenses and other current assets	10	7,910	1,170	—	9,090
Total current assets	3,800	312,030	76,040	(890)	390,980
Investments in subsidiaries	389,720	133,130	—	(522,850)	—
Property and equipment, net	—	117,000	52,440	—	169,440
Goodwill	—	159,620	48,880	—	208,500
Intangibles and other assets	7,530	169,290	6,350	(2,210)	180,960
Total assets	$401,050	$891,070	$183,710	$(525,950)	$949,880
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$3,290	$1,610	$—	$4,900
Accounts payable, trade	—	108,650	27,920	—	136,570
Accounts payable, intercompany	—	—	890	(890)	—
Accrued liabilities	1,090	51,960	9,850	—	62,900
Total current liabilities	1,090	163,900	40,270	(890)	204,370
Long-term debt	245,650	227,850	—	—	473,500
Deferred income taxes	—	58,590	5,270	(2,210)	61,650
Other long-term liabilities	—	51,010	5,040	—	56,050
Total liabilities	246,740	501,350	50,580	(3,100)	795,570
Total shareholders' equity	154,310	389,720	133,130	(522,850)	154,310
Total liabilities and shareholders' equity	$401,050	$891,070	$183,710	$(525,950)	$949,880

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$252,420	$59,410	$(12,110)	$299,720
Cost of sales	—	(176,930)	(43,530)	12,110	(208,350)
Gross profit	—	75,490	15,880	—	91,370
Selling, general and administrative expenses	—	(41,150)	(7,680)	—	(48,830)
Gain (loss) on dispositions of property and equipment	—	(60)	20	—	(40)
Operating profit	—	34,280	8,220	—	42,500
Other income (expense), net:
Interest expense	(6,410)	(4,600)	(610)	—	(11,620)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(1,840)	1,290	—	(550)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,410)	23,870	8,900	—	26,360
Income tax (expense) benefit	2,240	(9,480)	(2,030)	—	(9,270)
Equity in net income of subsidiaries	21,260	6,870	—	(28,130)	—
Net income	$17,090	$21,260	$6,870	$(28,130)	$17,090

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$212,900	$50,120	$(10,960)	$252,060
Cost of sales	—	(149,540)	(35,170)	10,960	(173,750)
Gross profit	—	63,360	14,950	—	78,310
Selling, general and administrative expenses	—	(36,140)	(5,230)	—	(41,370)
Loss on dispositions of property and equipment	—	(410)	(10)	—	(420)
Operating profit	—	26,810	9,710	—	36,520
Other income (expense), net:
Interest expense	(6,400)	(6,150)	(540)	—	(13,090)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,190	(1,730)	—	(540)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(6,400)	22,260	7,440	—	23,300
Income tax (expense) benefit	2,240	(8,390)	(1,930)	—	(8,080)
Equity in net income of subsidiaries	25,590	5,510	—	(31,100)	—
Income from continuing operations	21,430	19,380	5,510	(31,100)	15,220
Income from discontinued operations	—	6,210	—	—	6,210
Net income	$21,430	$25,590	$5,510	$(31,100)	$21,430

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$480,480	$111,090	$(22,180)	$569,390
Cost of sales	—	(343,080)	(82,440)	22,180	(403,340)
Gross profit	—	137,400	28,650	—	166,050
Selling, general and administrative expenses	—	(78,340)	(15,200)	—	(93,540)
Gain on dispositions of property and equipment	—	—	20	—	20
Operating profit	—	59,060	13,470	—	72,530
Other income (expense), net:
Interest expense	(12,830)	(9,660)	(1,150)	—	(23,640)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(4,410)	2,700	—	(1,710)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(12,830)	41,020	15,020	—	43,210
Income tax (expense) benefit	4,490	(13,740)	(5,120)	—	(14,370)
Equity in net income of subsidiaries	37,180	9,900	—	(47,080)	—
Net income	$28,840	$37,180	$9,900	$(47,080)	$28,840

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$392,400	$101,020	$(21,300)	$472,120
Cost of sales	—	(281,100)	(70,950)	21,300	(330,750)
Gross profit	—	111,300	30,070	—	141,370
Selling, general and administrative expenses	—	(68,360)	(10,710)	—	(79,070)
Loss on dispositions of property and equipment	—	(480)	(250)	—	(730)
Operating profit	—	42,460	19,110	—	61,570
Other income (expense), net:
Interest expense	(12,880)	(13,160)	(1,190)	—	(27,230)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,010	(2,060)	—	(1,050)
Income (loss) before income tax (expense) benefit and equity in net income of subsidiaries	(12,880)	30,720	15,860	—	33,700
Income tax (expense) benefit	4,510	(12,970)	(4,270)	—	(12,730)
Equity in net income of subsidiaries	35,230	11,590	—	(46,820)	—
Income from continuing operations	26,860	29,340	11,590	(46,820)	20,970
Income from discontinued operations	—	5,890	—	—	5,890
Net income	$26,860	$35,230	$11,590	$(46,820)	$26,860

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,190)	$(840)	$8,370	$—	(4,660)
Cash Flows from Investing Activities:
Capital expenditures	—	(9,490)	(4,530)	—	(14,020)
Net proceeds from disposition of assets	—	1,640	20	—	1,660
Net cash used for investing activities	—	(7,850)	(4,510)	—	(12,360)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	225,000	1,520	—	226,520
Repayments of borrowings on term loan facilities	—	(248,950)	—	—	(248,950)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	303,520	—	—	303,520
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(297,600)	—	—	(297,600)
Debt financing fees	—	(6,570)	—	—	(6,570)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(830)	—	—	—	(830)
Proceeds from exercise of stock options	830	—	—	—	830
Excess tax benefits from stock based compensation	—	3,800	—	—	3,800
Intercompany transfers (to) from subsidiaries	12,190	14,630	(26,820)	—	—
Net cash provided by (used for) financing activities	12,190	(6,170)	(25,300)	—	(19,280)
Cash and Cash Equivalents:
Decrease for the period	—	(14,860)	(21,440)	—	(36,300)
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$210	$9,860	$—	$10,070

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(14,270)	$18,930	$26,760	$—	31,420
Cash Flows from Investing Activities:
Capital expenditures	—	(4,490)	(760)	—	(5,250)
Acquisition of businesses, net of cash acquired	—	(11,660)	—	—	(11,660)
Net proceeds from disposition of assets	—	14,740	—	—	14,740
Net cash used for investing activities	—	(1,410)	(760)	—	(2,170)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,300)	(7,130)	—	(8,430)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	263,450	1,480	—	264,930
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(268,600)	(2,330)	—	(270,930)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(180)	—	—	—	(180)
Proceeds from exercise of stock options	80	—	—	—	80
Excess tax benefits from stock based compensation	—	390	—	—	390
Intercompany transfers (to) from subsidiaries	14,370	(5,150)	(9,220)	—	—
Net cash provided by (used for) financing activities	14,270	(11,210)	(17,200)	—	(14,140)
Cash and Cash Equivalents:
Increase for the period	—	6,310	8,800	—	15,110
At beginning of period	—	300	9,180	—	9,480
At end of period	$—	$6,610	$17,980	$—	$24,590

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
Key Factors and Risks Affecting Our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through some significant changes, beginning in the fourth quarter of 2008, in which worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for our products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods. We experienced generally higher levels of economic activity during 2010, as economic conditions continued to strengthen throughout the year, helping us to generate year-over-year increases in revenue and earnings in all of our reportable segments except Cequent Asia Pacific. The economic recovery has continued into the second quarter of 2011, and has been one of the main drivers of the continued increase in our sales and profitability levels.
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
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. While we experienced local currency sales increases in both of our Cequent reportable segments in 2010 and the first six months of 2011 in Cequent North America compared to prior recessionary periods, we expect the current end market conditions may remain unstable, primarily for Cequent North America, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.
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
In light of the significant changes in our business over the past few years, including changes in our senior leadership (new CFO in 2008 and CEO in 2009) as well as the structural and operating changes in our businesses, we believe we are a more competitive company, with a lower fixed cost structure and more focused on productivity and other lean initiatives to drive future profitability and cash flows. We have generated significant cash from operations during the last two years, which has enabled us to reduce our debt levels. Given these changes, and the resulting improvement in earnings quality, management believes we are evolving from a highly leveraged company that, for comparative purposes, relied on Adjusted EBITDA as a key indicator of performance, to one that can rely and report on GAAP-based results. As the Company continues to grow its earnings base and decrease its debt levels, investors and analysts are placing TriMas in comparable company groupings that rely primarily on GAAP-based metrics for valuation and presentation purposes. Thus, while Adjusted EBITDA remains an important indicator of performance, by the end of 2011, we intend to rely on the GAAP-based metrics of operating profit and cash flow from operations as they relate to our key metrics of earnings and liquidity, respectively.
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

The following is a reconciliation of our net income to Adjusted EBITDA and cash flows used for operating activities for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income	$17,090	$21,430	$28,840	$26,860
Income tax expense	9,270	11,660	14,370	16,130
Interest expense	11,620	13,230	23,640	27,520
Depreciation and amortization	9,930	9,440	19,660	19,050
Debt extinguishment costs	3,970	—	3,970	—
Adjusted EBITDA, total company	$51,880	$55,760	$90,480	$89,560
Cash paid for interest	(17,980)	(16,750)	(22,710)	(22,000)
Cash paid for taxes	(6,540)	(2,020)	(9,140)	(3,270)
(Gain) loss on dispositions of property and equipment	40	(9,620)	(20)	(9,310)
Gain on bargain purchase	—	(410)	—	(410)
Non-cash compensation expense	800	280	1,660	760
Net change in working capital	(5,860)	8,270	(64,930)	(23,910)
Cash flows provided by (used for) operating activities	$22,340	$35,510	$(4,660)	$31,420

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended June 30, 2011 and 2010:

	Three months ended June 30,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$47,900	16.0%	$45,520	18.1%
Energy	42,170	14.1%	30,370	12.0%
Aerospace & Defense	21,330	7.1%	17,220	6.8%
Engineered Components	55,490	18.5%	36,700	14.6%
Cequent Asia Pacific	21,560	7.2%	18,460	7.3%
Cequent North America	111,270	37.1%	103,790	41.2%
Total	$299,720	100.0%	$252,060	100.0%
Gross Profit
Packaging	$21,060	44.0%	$18,870	41.5%
Energy	11,590	27.5%	8,860	29.2%
Aerospace & Defense	7,820	36.7%	6,140	35.7%
Engineered Components	12,530	22.6%	8,500	23.2%
Cequent Asia Pacific	4,670	21.7%	5,370	29.1%
Cequent North America	33,700	30.3%	30,570	29.5%
Total	$91,370	30.5%	$78,310	31.1%
Selling, General and Administrative
Packaging	$5,990	12.5%	$5,060	11.1%
Energy	6,550	15.5%	4,780	15.7%
Aerospace & Defense	2,910	13.6%	2,330	13.5%
Engineered Components	4,200	7.6%	3,290	9.0%
Cequent Asia Pacific	2,750	12.8%	2,020	10.9%
Cequent North America	19,320	17.4%	17,790	17.1%
Corporate expenses	7,110	N/A	6,100	N/A
Total	$48,830	16.3%	$41,370	16.4%
Operating Profit (Loss)
Packaging	$15,070	31.5%	$13,480	29.6%
Energy	5,020	11.9%	4,070	13.4%
Aerospace & Defense	4,860	22.8%	3,810	22.1%
Engineered Components	8,340	15.0%	5,210	14.2%
Cequent Asia Pacific	1,940	9.0%	3,330	18.0%
Cequent North America	14,380	12.9%	12,720	12.3%
Corporate expenses	(7,110)	N/A	(6,100)	N/A
Total	$42,500	14.2%	$36,520	14.5%
Adjusted EBITDA
Packaging	$18,310	38.2%	$16,420	36.1%
Energy	5,570	13.2%	4,450	14.7%
Aerospace & Defense	5,500	25.8%	4,490	26.1%
Engineered Components	9,910	17.9%	6,650	18.1%
Cequent Asia Pacific	2,650	12.3%	3,880	21.0%
Cequent North America	17,220	15.5%	15,970	15.4%
Corporate expenses	(7,280)	N/A	(6,040)	N/A
Subtotal from continuing operations	51,880	17.3%	45,820	18.2%
Discontinued operations	—	N/A	9,940	N/A
Total company	$51,880	17.3%	$55,760	22.1%

The following table summarizes financial information for our six current reportable segments for the six months ended June 30, 2011 and 2010:

	Six months Ended June 30,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$91,800	16.1%	$89,120	18.9%
Energy	83,120	14.6%	62,690	13.3%
Aerospace & Defense	39,830	7.0%	34,300	7.3%
Engineered Components	103,600	18.2%	67,180	14.2%
Cequent Asia Pacific	41,370	7.3%	38,760	8.2%
Cequent North America	209,670	36.8%	180,070	38.1%
Total	$569,390	100.0%	$472,120	100.0%
Gross Profit
Packaging	$39,190	42.7%	$35,800	40.2%
Energy	23,140	27.8%	18,230	29.1%
Aerospace & Defense	14,390	36.1%	13,280	38.7%
Engineered Components	22,430	21.7%	14,210	21.2%
Cequent Asia Pacific	9,890	23.9%	10,760	27.8%
Cequent North America	57,010	27.2%	49,090	27.3%
Total	$166,050	29.2%	$141,370	29.9%
Selling, General and Administrative
Packaging	$12,280	13.4%	$9,870	11.1%
Energy	12,780	15.4%	9,920	15.8%
Aerospace & Defense	5,760	14.5%	5,610	16.4%
Engineered Components	7,840	7.6%	6,190	9.2%
Cequent Asia Pacific	5,450	13.2%	3,750	9.7%
Cequent North America	35,920	17.1%	31,850	17.7%
Corporate expenses	13,510	N/A	11,880	N/A
Total	$93,540	16.4%	$79,070	16.7%
Operating Profit (Loss)
Packaging	$26,900	29.3%	$25,340	28.4%
Energy	10,360	12.5%	8,260	13.2%
Aerospace & Defense	8,580	21.5%	7,670	22.4%
Engineered Components	14,680	14.2%	8,010	11.9%
Cequent Asia Pacific	4,470	10.8%	6,990	18.0%
Cequent North America	21,050	10.0%	17,180	9.5%
Corporate expenses	(13,510)	N/A	(11,880)	N/A
Total	$72,530	12.7%	$61,570	13.0%
Adjusted EBITDA
Packaging	$33,140	36.1%	$31,340	35.2%
Energy	10,730	12.9%	9,100	14.5%
Aerospace & Defense	9,860	24.8%	9,010	26.3%
Engineered Components	17,600	17.0%	10,470	15.6%
Cequent Asia Pacific	5,920	14.3%	8,240	21.3%
Cequent North America	26,790	12.8%	23,730	13.2%
Corporate expenses	(13,560)	N/A	(11,940)	N/A
Subtotal from continuing operations	90,480	15.9%	79,950	16.9%
Discontinued operations	—	N/A	9,610	N/A
Total company	$90,480	15.9%	$89,560	19.0%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2011, compared with the three months ended June 30, 2010, were:

•
the impact of the continued upturn in economic conditions in the second quarter of 2011 compared to the second quarter of 2010, contributing to increased net sales in all six of our six reportable segments;

•	market share gains and new product introductions in the second quarter of 2011, primarily within our Cequent North America, Engineered Components, Energy and Packaging reportable segments;

•	the favorable impact of currency exchange, as our reported results were favorably impacted by stronger foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments; and

•
a mix shift of the gross and operating profit generated by and within our reportable segments, slightly lowering total Company margins as a result of the significant growth in our Energy and Engineered Components reportable segments compared to the quarter-over-quarter change in margins in the other reportable segments.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
Overall, net sales increased approximately $47.7 million, or approximately 18.9%, to $299.7 million for the three months ended June 30, 2011, as compared with $252.1 million in the three months ended June 30, 2010. During the second quarter of 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $8.7 million was due to our South Texas Bolt & Fitting acquisition in our Energy reportable segment and our Taylor-Wharton asset acquisition in our Engineered Components reportable segment during 2010. In addition, net sales were favorably impacted by approximately $6.4 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to the second quarter of 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Packaging, Energy, Engineered Components and Cequent North America reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 30.5% and 31.1% for the three months ended June 30, 2011 and 2010, respectively. Gross profit was favorably impacted by approximately $2.3 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. The decrease in profit margin is attributed primarily to a mix shift, as two of our reportable segments with lower gross profit margins, Energy and Engineered Components, encompassed a greater percentage of total Company sales following their significant increases in sales in the second quarter of 2011 over second quarter 2010. In addition, our gross profit margins were negatively impacted in the second quarter of 2011 by a $0.7 million charge related to start-up costs associated with a new program award from a customer in our Cequent Asia Pacific reportable segment for which the associated part production has not yet begun. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging reportable segment, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 14.2% and 14.5% for the three months ended June 30, 2011 and 2010, respectively. Operating profit increased approximately $6.0 million, or 16.4%, to $42.5 million for the three months ended June 30, 2011, from $36.5 million for the three months ended June 30, 2010, primarily as a result of the higher sales levels. Operating profit was also favorably impacted by approximately $1.1 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Our operating margins declined, primarily due to the unfavorable sales mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total sales, which more than offset the 10 basis point improvement in total Company selling, general and administrative expenses as a percentage of sales.

Interest expense decreased approximately $1.5 million, to $11.6 million, for the three months ended June 30, 2011, as compared to $13.1 million for the three months ended June 30, 2010. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 5.1% for the three months ended June 30, 2011, from 5.5% for the three months ended June 30, 2010. In addition, we recorded approximately $0.1 million of interest expense related to changes in the fair value of our interest rate swaps during the second quarter of 2011, compared to $1.0 million in the second quarter of 2010. Partially offsetting these reductions was an increase in our weighted-average U.S. borrowings to approximately $296.0 million in the three months ended June 30, 2011, from approximately $287.7 million in the three months ended June 30, 2010.
Debt extinguishment costs of approximately $4.0 million were incurred related to the refinance of the Company's Credit Agreement in the three months ended June 30, 2011. No such costs were incurred in the second quarter of 2010.
In the three months ended June 30, 2010, we recognized an approximate $0.4 million gain on a bargain purchase associated with the asset acquisition in our industrial cylinder business. There was no bargain purchase in the second quarter of 2011.
Other expense, remained relatively flat at $0.6 million for the three months ended June 30, 2011, compared to $0.5 million for the three months ended June 30, 2010. There were no individually significant amounts incurred or changes in amounts incurred in either of the three month periods ended June 30, 2011 and 2010.
The effective income tax rates for the three months ended June 30, 2011 and 2010 were 35.2% and 34.7%, respectively. The effective tax rate in the three months ended June 30, 2011 was impacted by an estimated higher percentage of domestic compared to foreign income, for which domestic income is generally subject to a higher tax rate. This was partially offset by the favorable impact of certain tax credits recorded in the second quarter of 2011 that the Company now expects to realize, with the most significant item related to prior year available tax credits. The effective tax rate in the three months ended June 30, 2010 included the favorable impact of an estimated higher percentage of foreign versus domestic income, for which foreign income is generally subject to a lower tax rate. This was partially offset by a tax charge of approximately $0.4 million recorded in the second quarter of 2010 due to the impact of certain U.S. tax legislation that expired in the first quarter of 2010.
Net income from continuing operations increased by $1.9 million to $17.1 million for the three months ended June 30, 2011 from $15.2 million for the three months ended June 30, 2010 primarily as a result of higher sales levels year-over-year, which helped to generate $6.0 million increased operating profit. The $6.0 million increase in operating profit, plus the $1.5 million reduction in interest expense, primarily due to lower weighted-average interest rates on U.S. variable-rate borrowings, less the $4.0 million charge in the second quarter of 2011 for debt extinguishment costs incurred in connection with our U.S. bank debt refinancing, less the $0.4 million bargain purchase gain on the industrial cylinder business acquisition in the second quarter of 2010, less the $1.2 million increase in income taxes, primarily related to the higher earnings in the second quarter of 2011 compared to the second quarter of 2010, all resulted in the increase in net income in the second quarter of 2011 compared to the second quarter of 2010.
Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 17.3% and 18.2% for the three months ended June 30, 2011 and 2010, respectively. Adjusted EBITDA increased approximately $6.1 million for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, consistent with the change in operating profit between years.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $2.4 million, or 5.2%, to $47.9 million in the three months ended June 30, 2011, as compared to $45.5 million in the three months ended June 30, 2010. Sales increased by approximately $2.2 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers increased by approximately $2.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of market share gains and continued general economic recovery. Sales of our specialty dispensing products decreased approximately $1.9 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to approximately $1.2 million of swine flu-related product sales during the pandemic in the second quarter of 2010 and due to a pipeline fill of new product introductions at two significant personal care customers in the second quarter of 2010, both of which did not recur in the second quarter of 2011.
Packaging's gross profit increased approximately $2.2 million to $21.1 million, or 44.0% of sales, in the three months ended June 30, 2011, as compared to $18.9 million, or 41.5% of sales, in the three months ended June 30, 2010. While sales were flat year-over-year after considering the impact of currency exchange, gross profit margins increased by 250 basis points, primarily due to the continued capital investments, productivity projects and lean initiatives within this segment, resulting in improved internal processing, driving throughput and efficiency.

Packaging's selling, general and administrative expenses increased approximately $0.9 million to $6.0 million, or 12.5% of sales, in the three months ended June 30, 2011, as compared to $5.1 million, or 11.1% of sales, in the three months ended June 30, 2010. The increase is directly attributable to the increase in sales-related and technical resources that have been added in recent months, travel costs and sales promotions, all of which support our sales growth initiatives.
Packaging's operating profit increased approximately $1.6 million to $15.1 million, or 31.5% of sales, in the three months ended June 30, 2011, as compared to $13.5 million, or 29.6% of sales, in three months ended June 30, 2010, as the increases in gross profit generated via the capital, productivity and lean projects more than offset the increases in spending levels within selling, general and administrative expenses in support of our growth initiatives.
Packaging's Adjusted EBITDA increased approximately $1.9 million to $18.3 million, or 38.2% of sales, in the three months ended June 30, 2011, as compared to $16.4 million, or 36.1% of sales, in the three months ended June 30, 2010, consistent with the change in operating profit between years after consideration of $0.3 million of losses on transactions denominated in foreign currencies incurred in the second quarter of 2010 that didn't recur in the second quarter of 2011.
Energy.    Net sales for the three months ended June 30, 2011 increased approximately $11.8 million, or 38.9%, to $42.2 million, as compared to $30.4 million in the three months ended June 30, 2010. Of this increase, approximately $5.2 million is due to the acquisition of the legacy South Texas Bolt & Fitting business in the fourth quarter of 2010, and approximately $1.9 million is due to an increase in our market share of bolts, as certain existing customers have awarded us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, we generated approximately $1.1 million in sales from our new Midland, MI, Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $2.7 million to $11.6 million, or 27.5% of sales, in the three months ended June 30, 2011, as compared to $8.9 million, or 29.2% of sales, in the three months ended June 30, 2010. Gross profit margins declined year-over-year mainly due to a sales mix shift, where our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in the second quarter of 2011 than in the second quarter of 2010.
Selling, general and administrative expenses within Energy increased approximately $1.8 million to $6.6 million, or 15.5% of sales, in the three months ended June 30, 2011, as compared to $4.8 million, or 15.7% of sales, in the three months ended June 30, 2010, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $1.0 million to $5.0 million, or 11.9% of sales, in the three months ended June 30, 2011, as compared to $4.1 million, or 13.4% of sales, in the three months ended June 30, 2010, due principally to the leverage gained by higher sales levels, which was partially offset by an unfavorable mix shift, with the increased new branch sales at lower margins as they penetrate new markets, and higher selling, general and administrative expenses in support of our growth initiatives.
Energy's Adjusted EBITDA increased $1.1 million to $5.6 million, or 13.2% of sales, in the three months ended June 30, 2011, as compared to $4.5 million, or 14.7% of sales, in the three months ended June 30, 2010, consistent with the increase in operating profit between years.
Aerospace & Defense.    Net sales for the three months ended June 30, 2011 increased approximately $4.1 million, or 23.9%, to $21.3 million, as compared to $17.2 million in the three months ended June 30, 2010. Sales in our aerospace business increased approximately $5.0 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, continuing the trend that began in the third quarter of 2010 of higher order activity in the aerospace bolt and fastener supply chain. Sales in our defense business decreased approximately $0.9 million, primarily due to decreased activity associated with managing the relocation to and establishment of the new defense facility.
Gross profit within Aerospace & Defense increased approximately $1.7 million to $7.8 million, or 36.7% of sales, in the three months ended June 30, 2011, from $6.1 million, or 35.7% of sales, in the three months ended June 30, 2010, primarily due the increase in sales levels in the aerospace business and a more favorable product sales mix, as the more profitable aerospace business comprised a larger percentage of the gross profit in the second quarter of 2011 than in the second quarter of 2010.
Selling, general and administrative expenses increased approximately $0.6 million to $2.9 million, or 13.6% of sales, in the three months ended June 30, 2011, as compared to $2.3 million, or 13.5% of sales, in the three months ended June 30, 2010. The increase in selling, general and administrative expenses was primarily due to higher costs in the aerospace business for commissions and other costs incurred in support of our growth initiatives.

Operating profit within Aerospace & Defense increased approximately $1.1 million to $4.9 million, or 22.8% of sales, in the three months ended June 30, 2011, as compared to $3.8 million, or 22.1% of sales, in the three months ended June 30, 2010, as the increase in gross profit due to the higher sales levels between years and more favorable product sales mix in the second quarter of 2011 more than offset the increase in selling, general and administrative expenses.
Aerospace & Defense's Adjusted EBITDA increased approximately $1.0 million to $5.5 million, or 25.8% of sales, in the three months ended June 30, 2011, as compared to $4.5 million, or 26.1% of sales, in the three months ended June 30, 2010, consistent with the increase in operating profit between years.
Engineered Components.    Net sales for the three months ended June 30, 2011 increased approximately $18.8 million, or 51.2%, to $55.5 million, as compared to $36.7 million in the three months ended June 30, 2010. Sales in our industrial cylinder business increased by approximately $9.3 million. Of this increase, approximately $4.4 million was due to market share gains, primarily of large high pressure cylinders to existing customers, and $3.5 million was due to our Taylor-Wharton asset acquisition during the second quarter of 2010. The remainder of the increase was primarily due to the continued upturn in economic conditions. Sales of slow speed and compressor engines and related products increased by approximately $8.1 million, as sales of engines and engine parts increased approximately $5.1 million due to increased drilling activity as compared to the second quarter of 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $3.0 million, as we continue to introduce new products to add to our well-site content. Sales within our specialty fittings business increased approximately $1.0 million, as our new product offerings for automotive fuel systems increased by approximately $0.8 million and sales of our core tube nut products increased by approximately $0.2 million. We continue to increase our market share in fuel system products, as more automotive manufacturers are displacing older technologies on their vehicle platforms with direct injection engines. Sales in our precision tool cutting businesses increased by approximately $0.4 million, due mainly to the continued improved economic conditions.
Gross profit within Engineered Components increased approximately $4.0 million to $12.5 million, or 22.6% of sales, in the three months ended June 30, 2011, from $8.5 million, or 23.2% of sales, in the three months ended June 30, 2010. Gross profit margins declined year-over-year mainly due to a 270 basis point decline in gross profit margins in our industrial cylinder business, which experienced a less favorable product sales mix in the second quarter of 2011, as much of the growth in sales levels was on lower margin small high pressure cylinder sales, along with additional sales growth in international markets for large high pressure cylinder sales where we used aggressive pricing to capture market share. Partially offsetting the industrial cylinder business' decline in gross profit margins were gross margin percentage increases in our engine and specialty fittings businesses, each of which recognized significant operating leverage, as their sales increased without significant additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $0.9 million to $4.2 million, or 7.6% of sales, in the three months ended June 30, 2011, as compared to $3.3 million, or 9.0% of sales, in the three months ended June 30, 2010, primarily as a result of increased sales and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Operating profit within Engineered Components increased $3.1 million to approximately $8.3 million, or 15.0% of sales, in the three months ended June 30, 2011, as compared to operating profit of $5.2 million, or 14.2% of sales, in the three months ended June 30, 2010, primarily due to the higher sales levels between years and higher operating leverage in our engine and specialty fittings businesses, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Engineered Components' Adjusted EBITDA increased $3.3 million to $9.9 million, or 17.9% of sales, in the three months ended June 30, 2011, as compared to $6.7 million, or 18.1% of sales, in the three months ended June 30, 2010, consistent with the increase in operating profit between years after consideration of approximately $0.5 million in additional depreciation expense, primarily as a result of the asset acquisition within our industrial cylinder business, which was partially offset by $0.4 million of a bargain purchase gain on the asset acquisition in our industrial cylinder business in the second quarter of 2010.
Cequent Asia Pacific.    Net sales increased approximately $3.1 million, or 16.8%, to $21.6 million in the three months ended June 30, 2011, as compared to $18.5 million in the three months ended June 30, 2010. Net sales were favorably impacted by approximately $3.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales decreased approximately $0.7 million, as sales within Thailand increased $0.9 million due to new business awards but was more than offset by continued lower sales levels in Australia compared to the high levels experienced in the second quarter of 2010, mainly as a result of reduced vehicle availability due to the Japanese tsunami and the continued impact of the first quarter flooding in Queensland, Australia.

Cequent Asia Pacific's gross profit decreased approximately $0.7 million to $4.7 million, or 21.7% of sales, in the three months ended June 30, 2011, from approximately $5.4 million, or 29.1% of sales, in the three months ended June 30, 2010. Gross profit was favorably impacted by approximately $1.0 million of currency exchange. Excluding the impact of currency exchange, gross profit decreased by $1.7 million, with $0.7 million of the decline due to start-up costs associated with a new program award from a customer incurred during the second quarter of 2011 for which the associated part production has not yet begun. The remainder of the decline in gross profit was primarily as a result of the decline in local currency sales levels and related lower absorption of fixed costs.
Selling, general and administrative expenses increased approximately $0.7 million to $2.8 million, or 12.8% of sales, in the three months ended June 30, 2011, as compared to $2.0 million, or 10.9% of sales, in the three months ended June 30, 2010, primarily as a result of currency exchange, as spending levels were consistent year-over-year.
Cequent Asia Pacific's operating profit decreased approximately $1.4 million to approximately $1.9 million, or 9.0% of sales, in the three months ended June 30, 2011 as compared to $3.3 million, or 18.0% of net sales, in the three months ended June 30, 2010. Operating profit was favorably impacted by approximately $0.4 million of currency exchange. Excluding the impact of currency exchange, operating profit decreased by $1.8 million, primarily as a result of the start-up costs for the new program award with a customer and the decline in local currency sales levels and related lower absorption of fixed costs.
Cequent Asia Pacific's Adjusted EBITDA decreased approximately $1.2 million to $2.7 million, or 12.3% of sales, for the three months ended June 30, 2011, from $3.9 million, or 21.0% of sales, for the three months ended June 30, 2010, consistent with the decrease in operating profit between years after consideration of $0.3 million of additional depreciation expense in the second quarter of 2011 compared to the second quarter of 2010 and $0.1 million higher losses on transactions denominated in foreign currencies in the second quarter of 2011 compared to the second quarter of 2010.
Cequent North America.    Net sales increased approximately $7.5 million, or 7.2% to $111.3 million in the three months ended June 30, 2011, as compared to $103.8 million in the three months ended June 30, 2010, primarily due to year-over-year increases within our retail, original equipment and aftermarket channels, all of which were aided by the economic recovery that began in 2010 and continued through the second quarter of 2011. Sales in our retail channel increased approximately $3.4 million in the second quarter of 2011 compared to the second quarter of 2010, with approximately half of the increase related to market share gains at certain of our existing customers to whom we now provide additional products and half related to product sales to new customers. Sales within our aftermarket channel increased approximately $3.2 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to market share gains with national distributors and continuing sales increases in our new entry-level brand product offerings. Sales to original equipment manufacturers and suppliers increased approximately $0.9 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to continued sales generated from our new product launches throughout 2010.
Cequent North America's gross profit increased approximately $3.1 million to $33.7 million, or 30.3% of sales, in the three months ended June 30, 2011, from approximately $30.6 million, or 29.5% of sales, in the three months ended June 30, 2010. Gross profit increased approximately $2.2 million as a result of the increase in sales levels between years. We continue to generate additional gross profit via productivity and alternate sourcing initiatives, which, along with the operating leverage associated with higher sales levels without additional fixed cost requirements, contributed to the gross profit margin expansion.
Selling, general and administrative expenses increased approximately $1.5 million to $19.3 million, or 17.4% of sales, in the three months ended June 30, 2011, as compared to $17.8 million, or 17.1% of sales, in the three months ended June 30, 2010, primarily as a result of new sales promotions and other costs that support our sales growth initiatives and higher sales levels in the second quarter of 2011.
Cequent North America's operating profit increased approximately $1.7 million to $14.4 million, or 12.9% of sales, in the three months ended June 30, 2011 as compared to $12.7 million, or 12.3% of net sales, in the three months ended June 30, 2010. The increase in operating profit is due primarily to the higher sales levels and continued productivity and sourcing initiative savings, which were partially offset by higher selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
Cequent North America's Adjusted EBITDA increased approximately $1.3 million to $17.2 million, or 15.5% of sales, for the three months ended June 30, 2011, from $16.0 million, or 15.4% of sales, for the three months ended June 30, 2010. After consideration of approximately $0.3 million of lower depreciation and amortization expense in the three months ended June 30, 2011 compared with the three months ended June 30, 2010, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.

Corporate Expenses (Income).    Corporate expenses included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended June 30,
	2011	2010
	(in millions)
Corporate operating expenses	$2.8	$2.2
Employee costs and related benefits	4.3	3.9
Corporate expenses—operating profit	$7.1	$6.1
Other, net	$0.2	$(0.1)
Corporate expenses—Adjusted EBITDA	$7.3	$6.0

Corporate expenses included in operating profit increased approximately $1.0 million to $7.1 million for the three months ended June 30, 2011, from $6.1 million for the three months ended June 30, 2010. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily incurred due to increasing our support staff to bring certain competencies, primarily in human resources and legal-related functions, in-house rather than outsourcing on a prospective basis. Other expense, net increased by $0.3 million for the three months ended June 30, 2011, primarily due to increased losses on transactions denominated in foreign currencies between years.
Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, and our property management line of business, which was sold in April 2010. Income from discontinued operations, net of income taxes, was $6.2 million for the three months ended June 30, 2010. There were no discontinued operations in the second quarter of 2011. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
Overall, net sales increased approximately $97.3 million, or approximately 20.6%, to $569.4 million for the six months ended June 30, 2011, as compared with $472.1 million in the six months ended June 30, 2010. During the first six months of 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $18.1 million was due to our South Texas Bolt & Fitting acquisition in our Energy reportable segment and our Taylor-Wharton asset acquisition in our Engineered Components reportable segment during 2010. In addition, net sales were favorably impacted by approximately $9.1 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to the first half of 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Packaging, Engineered Components and Cequent North America reportable segments, our expansion into new markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 29.2% and 29.9% for the six months ended June 30, 2011 and 2010, respectively. The decrease in profit margin is attributed primarily to a mix shift, as the reportable segments with lower gross profit margins, Engineered Components and Cequent North America, encompassed a greater percentage of total Company sales following their significant increases in sales in the first half of 2011 over the first half of 2010 compared to the other reportable segments. Also contributing to the decline in gross profit margin is the significant sales mix shift within the Aerospace & Defense reportable segment, where the entire defense business is now comprised of the lower margin base relocation program, versus also having higher-margin maintenance activities for the old facility in the first half of 2010. In addition, our gross profit margins were negatively impacted in the second quarter of 2011 by a $0.7 million charge related to start-up costs associated with a new program award from a customer in our Cequent Asia Pacific reportable segment for which the associated part production has not yet begun. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 12.7% and 13.0% for the six months ended June 30, 2011 and 2010, respectively. Operating profit increased approximately $11.0 million, or 17.8%, to $72.5 million for the six months ended June 30, 2011, from $61.6 million for the six months ended June 30, 2010, primarily as a result of the higher sales levels. Our operating margins declined, primarily due to the unfavorable sales mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total Company sales, and due to the start-up costs for the new program in our Cequent Asia Pacific reportable segment, which more than offset the 30 basis point improvement in total Company selling, general and administrative expenses as a percentage of sales.
Interest expense decreased approximately $3.6 million, to $23.6 million, for the six months ended June 30, 2011, compared to $27.2 million for the six months ended June 30, 2010. The primary reason for the decline in interest expense related to interest expense recorded for changes in the fair value of interest rate swaps, for which we recorded approximately $0.4 million of interest expense during the six months ended June 30, 2011, compared to $2.8 million during the six months ended June 30, 2010. In addition, we recognized a decrease in interest expense due to a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 5.2%, from 5.5%, for the six months ended June 30, 2011 and 2010, respectively. Our weighted-average U.S. variable rate borrowings remained relatively flat for each of the six month periods ended June 30, 2011 and 2010.
Debt extinguishment costs of approximately $4.0 million were incurred related to the refinance of the Company's Credit Agreement for the six months ended June 30, 2011. No such costs were incurred in the first half of 2010.
In the six months ended June 30, 2010, we recognized an approximate $0.4 million gain on a bargain purchase associated with the asset acquisition in our industrial cylinder business. There was no bargain purchase in the first half of 2011.
Other expense, net increased approximately $0.6 million, to $1.7 million for the six months ended June 30, 2011, compared to $1.1 million for the three months ended June 30, 2010. In the first half of 2011, we incurred approximately $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions. The change between years was partially offset by approximately $0.4 million in incremental losses on transactions denominated in foreign currencies in the first half of 2010 compared to the first half 2011.
The effective income tax rate for the six months ended June 30, 2011 was 33.3%. The effective tax rate was impacted by an estimated higher percentage of domestic compared to foreign income, for which domestic income is generally subject to a higher tax rate.  This was offset by a net tax benefit of approximately $1.0 million primarily related to a change in an uncertain tax position reserve for which the statute of limitations expired.   The effective tax rate in the six months ended June 30, 2010 was 37.8%, which included the favorable impact of an estimated higher percentage of foreign versus domestic income, for which foreign income is generally subject to a lower tax rate.  This was offset by a tax charge of approximately $1.4 million related to certain Subpart F exceptions under U.S. tax legislation that had expired in the first quarter of 2010.
Net income from continuing operations increased by $7.9 million to $28.8 million for the six months ended June 30, 2011 from $21.0 million for the six months ended June 30, 2010 primarily as a result of higher sales levels year-over-year, which helped to generate $11.0 million increased operating profit. The $11.0 million increase in operating profit, plus the $3.6 million reduction in interest expense, primarily due to less interest expense recorded on changes in the fair value of our interest rate swaps, less the $4.0 million charge in the first half of 2011 for debt extinguishment costs incurred in connection with our U.S. bank debt refinancing, less the $0.4 million bargain purchase gain on the industrial cylinder business acquisition in the first half of 2010, less the $0.6 million increase in other expense, net, primarily resulting from the reduction in indemnification asset related to uncertain tax positions in the first half of 2011, less the $1.6 million increase in income taxes, primarily related to higher income levels in the first half of 2011 compared to the first half of 2010, all resulted in the increase in net income in the first half of 2011 compared to the first half of 2010.
Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 15.9% and 16.9% for the six months ended June 30, 2011 and 2010, respectively. Adjusted EBITDA increased approximately $10.5 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. After consideration of the $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions, the $0.4 million gain on bargain purchase related to the asset acquisition in our industrial cylinder business in the first half of 2010, the $0.4 million of higher losses on transactions denominated in foreign currencies in the first half of 2010 compared to the first half of 2011 and $0.6 million higher depreciation and amortization expense in the first half of 2011 compared to the first half of 2010, the change in Adjusted EBITDA is consistent with the change in operating profit between years.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $2.7 million, or 3.0%, to $91.8 million in the six months ended June 30, 2011, as compared to $89.1 million in the six months ended June 30, 2010. Sales increased by approximately $2.5 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers increased by approximately $6.4 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily as a result of market share gains and continued general economic recovery. Sales of our specialty dispensing products decreased approximately $6.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to approximately $4.9 million of swine flu-related product sales during the pandemic in the first half of 2010 and due to a pipeline fill of new product introductions at two significant personal care customers in the first half of 2010, both of which did not recur in the first half of 2011.

Packaging's gross profit increased approximately $3.4 million to $39.2 million, or 42.7% of sales, in the six months ended June 30, 2011, as compared to $35.8 million, or 40.2% of sales, in the six months ended June 30, 2010. While sales were essentially flat year-over-year after considering the impact of currency exchange, gross profit margins increased by 250 basis points, primarily due to the continued capital investments, productivity projects and lean initiatives within this segment, resulting in improved internal processing, driving throughput and efficiency.
Packaging's selling, general and administrative expenses increased approximately $2.4 million to $12.3 million, or 13.4% of sales, in the six months ended June 30, 2011, as compared to $9.9 million, or 11.1% of sales, in the six months ended June 30, 2010. The increase is directly attributable to the increase in sales-related and technical resources that have been added in the first half of 2011, travel costs and sales promotions, all of which support our sales growth initiatives.
Packaging's operating profit increased $1.6 million to $26.9 million, or 29.3% of sales, in the six months ended June 30, 2011, as compared to $25.3 million, or 28.4% of sales, in six months ended June 30, 2010, as the increases in gross profit generated via the capital, productivity and lean projects more than offset the increases in spending levels within selling, general and administrative expenses in support of our growth initiatives.
Packaging's Adjusted EBITDA increased approximately $1.8 million to $33.1 million, or 36.1% of sales, in the six months ended June 30, 2011, as compared to $31.3 million, or 35.2% of sales, in the six months ended June 30, 2010, consistent with the change in operating profit between years after consideration of $0.4 million of losses on transactions denominated in foreign currencies in the first half of 2010 compared to $0.1 million of losses on transactions denominated in foreign currencies in the first half of 2011 and $0.3 million lower depreciation expense in the first half of 2011 compared to the first half of 2010.
Energy.    Net sales for the six months ended June 30, 2011 increased approximately $20.4 million, or 32.6%, to $83.1 million, as compared to $62.7 million in the six months ended June 30, 2010. Of this increase, approximately $9.9 million is due to the acquisition of South Texas Bolt & Fitting in the fourth quarter of 2010, and approximately $3.5 million is due to an increase in our market share of bolts, as certain existing customers have awarded us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, approximately $2.1 million resulted from sales generated by our new Midland, MI, Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. Sales also increased by approximately $0.6 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $4.9 million to $23.1 million, or 27.8% of sales, in the six months ended June 30, 2011, as compared to $18.2 million, or 29.1% of sales, in the six months ended June 30, 2010. Gross profit margins declined year-over-year mainly due to a sales mix shift, where our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in the first half of 2011 than in the first half of 2010, and due to the sale of higher-cost inventory in the first half of 2011 compared to the first half of 2010.
Selling, general and administrative expenses within Energy increased approximately $2.9 million to $12.8 million, or 15.4% of sales, in the six months ended June 30, 2011, as compared to $9.9 million, or 15.8% of sales, in the six months ended June 30, 2010, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $2.1 million to $10.4 million, or 12.5% of sales, in the six months ended June 30, 2011, as compared to $8.3 million, or 13.2% of sales, in the six months ended June 30, 2010, due principally to the leverage gained by higher sales levels, which was partially offset by an unfavorable mix shift, with the increased new branch sales at lower margins as they penetrate new markets, higher cost inventory sales and higher selling, general and administrative expenses in support of our growth initiatives.
Energy's Adjusted EBITDA increased $1.6 million to $10.7 million, or 12.9% of sales, in the six months ended June 30, 2011, as compared to $9.1 million, or 14.5% of sales, in the six months ended June 30, 2010. After consideration of a $1.0 million charge recorded during the six months ended June 30, 2011 in other expense, net related to the reduction of an indemnification asset related to an uncertain tax position and $0.4 million higher depreciation and amortization expense in the first half of 2011 compared to the first half of 2010, primarily related to the South Texas Bolt & Fitting acquisition, the change in Adjusted EBITDA was consistent with the increase in operating profit between years.

Aerospace & Defense.    Net sales for the six months ended June 30, 2011 increased approximately $5.5 million, or 16.1%, to $39.8 million, as compared to $34.3 million in the six months ended June 30, 2010. Sales in our aerospace business increased approximately $6.2 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, continuing the trend that began in the third quarter of 2010 of higher order activity in the aerospace bolt and fastener supply chain. Sales in our defense business decreased approximately $0.7 million, as an increase in revenue primarily associated with managing the relocation to and establishment of the new defense facility of approximately $1.0 million was more than offset by the loss of approximately $1.7 million of revenues primarily related to the maintenance contracts on the former defense facility which ended in the first quarter of 2010.
Gross profit within Aerospace & Defense increased approximately $1.1 million to $14.4 million, or 36.1% of sales, in the six months ended June 30, 2011, from $13.3 million, or 38.7% of sales, in the six months ended June 30, 2010, primarily due to a significant unfavorable change in sales mix between years within our defense business. The defense business experienced an approximate $1.5 million reduction in gross profit on its $0.7 million reduction in net sales due to the shift of sales from a completed maintenance contract in the first six months of 2010 to all sales in the first half of 2011 being generated by the lower margin relocation and establishment of the new defense facility program. This decline in gross profit was more than offset by an increase of $2.6 million in the aerospace business, primarily as a result of increased sales volumes.
Selling, general and administrative expenses increased approximately $0.2 million to $5.8 million, or 14.5% of sales, in the six months ended June 30, 2011, as compared to $5.6 million, or 16.4% of sales, in the six months ended June 30, 2010, as this segment was able to hold its selling, general and administrative expenses relatively flat and lower them as a percentage of sales despite higher costs for commissions and other costs incurred in support of our growth initiatives.
Operating profit within Aerospace & Defense increased approximately $0.9 million to $8.6 million, or 21.5% of sales, in the six months ended June 30, 2011, as compared to $7.7 million, or 22.4% of sales, in the six months ended June 30, 2010, as increase in gross profit generated primarily by the aerospace business more than offset the reduction in gross profit in the defense business and higher selling, general and administrative expenses.
Aerospace & Defense's Adjusted EBITDA increased approximately $0.9 million to $9.9 million, or 24.8% of sales, in the six months ended June 30, 2011, as compared to $9.0 million, or 26.3% of sales, in the six months ended June 30, 2010, consistent with the increase in operating profit between years.
Engineered Components.    Net sales for the six months ended June 30, 2011 increased approximately $36.4 million, or 54.2%, to $103.6 million, as compared to $67.2 million in the six months ended June 30, 2010. Sales in our industrial cylinder business increased by approximately $19.7 million. Of this increase, approximately $8.2 million was due to our Taylor-Wharton asset acquisition during the second quarter of 2010, approximately $6.3 million was due to market share gains, primarily of large high pressure cylinders to existing customers, and $0.8 million was due to new product introductions, primarily related to cellular phone tower and breathing air applications. The remainder of the increase was primarily due to the continued upturn in economic conditions. Sales of slow speed and compressor engines and related products increased by approximately $13.9 million, as sales of engines and engine parts increased approximately $8.0 million due to increased drilling activity as compared to the six months ended June 30, 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $5.9 million, as we continue to introduce new products to add to our well-site content. Sales within our specialty fittings business increased approximately $2.2 million, as our new product offerings for automotive fuel systems increased by approximately $1.2 million, primarily as we continue to gain market share as vehicle platforms convert to direct injection engines, and sales of our core tube nut products increased by approximately $1.0 million, primarily as a result of the continued economic upturn in 2011. Sales in our precision tool cutting businesses increased by approximately $0.8 million, due mainly to the continued improved economic conditions.
Gross profit within Engineered Components increased approximately $8.2 million to $22.4 million, or 21.7% of sales, in the six months ended June 30, 2011, from $14.2 million, or 21.2% of sales, in the six months ended June 30, 2010. Gross profit increased approximately $7.7 million as a result of the increase in sales levels between years. In addition, we experienced margin expansion, primarily in our engine and specialty fittings businesses, each of which realized significant operating leverage, as their sales increased without significant additional fixed cost requirements. Partially offsetting increases in margins in these businesses was a gross profit margin decline in our industrial cylinder business of 110 basis points due to a less favorable product sales mix in the first half of 2011, as much of the growth in sales levels was on lower margin small high pressure cylinder sales, along with additional sales growth in international markets for large high pressure cylinder sales where we used aggressive pricing to capture market share.
Selling, general and administrative expenses increased approximately $1.7 million to $7.8 million, or 7.6% of sales, in the six months ended June 30, 2011, as compared to $6.2 million, or 9.2% of sales, in the six months ended June 30, 2010, primarily as a result of increased sales and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.

Operating profit within Engineered Components increased $6.7 million to approximately $14.7 million, or 14.2% of sales, in the six months ended June 30, 2011, as compared to operating profit of $8.0 million, or 11.9% of sales, in the six months ended June 30, 2010, primarily due to the higher sales levels between years, continued production efficiencies realized and higher operating leverage, all of which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Engineered Components' Adjusted EBITDA increased $7.1 million to $17.6 million, or 17.0% of sales, in the six months ended June 30, 2011, as compared to $10.5 million, or 15.6% of sales, in the six months ended June 30, 2010, consistent with the increase in operating profit between years after consideration of approximately $0.9 million in additional depreciation and amortization expense in the first half of 2011 compared to the first half of 2010 and the $0.4 million gain on bargain purchase in the first half of 2010, both related to the asset acquisition within our industrial cylinder business.
Cequent Asia Pacific.    Net sales increased approximately $2.6 million, or 6.7%, to $41.4 million in the six months ended June 30, 2011, as compared to $38.8 million in the six months ended June 30, 2010. Net sales were favorably impacted by approximately $6.0 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales decreased approximately $3.4 million, as sales within Thailand increased $1.0 million due to new business awards but was more than offset by lower consumer spending levels in Australia compared to the high levels experienced during the first six months of 2010, which were boosted by government stimulus incentives, and also due to the December 2010 through January 2011 Queensland, Australia flooding coupled with reduced vehicle availability as a result of the tsunami in Japan.
Cequent Asia Pacific's gross profit decreased approximately $0.9 million to $9.9 million, or 23.9% of sales, in the six months ended June 30, 2011, from approximately $10.8 million, or 27.8% of sales, in the six months ended June 30, 2010. Gross profit was favorably impacted by approximately $1.8 million of currency exchange. Excluding the impact of currency exchange, gross profit decreased by $2.7 million, primarily as a result of the decline in local currency sales levels and related lower absorption of fixed costs and $0.7 million of start-up costs associated with a new program award from a customer incurred during the second quarter of 2011 for which the associated part production has not yet begun.
Selling, general and administrative expenses increased approximately $1.7 million to $5.5 million, or 13.2% of sales, in the six months ended June 30, 2011, as compared to $3.8 million, or 9.7% of sales, in the six months ended June 30, 2010. Of this increase, approximately $1.1 million was due to currency exchange. The remaining $0.6 million increase in selling, general and administrative expenses was primarily in support of our growth initiatives.
Cequent Asia Pacific's operating profit decreased approximately $2.5 million to approximately $4.5 million, or 10.8% of sales, in the six months ended June 30, 2011 as compared to $7.0 million, or 18.0% of net sales, in the six months ended June 30, 2010. Operating profit was favorably impacted by approximately $0.7 million of currency exchange. Excluding the impact of currency exchange, operating profit decreased by $3.2 million, primarily as a result of the decline in local currency sales levels and related lower absorption of fixed costs, start-up costs for the new program award with a customer and higher spending in selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific's Adjusted EBITDA decreased approximately $2.3 million to $5.9 million, or 14.3% of sales, for the six months ended June 30, 2011, from $8.2 million, or 21.3% of sales, for the six months ended June 30, 2010, consistent with the decrease in operating profit between years after consideration of $0.4 million of additional depreciation expense in the first half of 2011 compared to the first half of 2010 and $0.2 million higher losses on transactions denominated in foreign currencies in the first half of 2011 compared to the first half of 2010.
Cequent North America.    Net sales increased approximately $29.6 million, or 16.4% to $209.7 million in the six months ended June 30, 2011, as compared to $180.1 million in the six months ended June 30, 2010, primarily due to year-over-year increases within our retail, original equipment, aftermarket and industrial channels, all of which were aided by the economic recovery that began in 2010 and continued through the second quarter of 2011. Sales in our retail channel increased approximately $13.0 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, with approximately half of the increase related to market share gains at certain of our existing customers to whom we now provide additional products and one third of the increase related to a one-time stocking order by one significant customer for a new product placement of cargo management products during the first quarter of 2011. The remaining increase primarily is related to product sales to new customers. Sales within our aftermarket channel increased approximately $7.5 million in the first half of 2011 compared to the first half of 2010, primarily due to market share gains and new product introductions. Sales to original equipment manufacturers and suppliers increased approximately $4.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to continued sales generated from our new product launches throughout 2010. Sales in our industrial channel increased approximately $3.0 million in the first half of 2011 compared to the first half of 2010, primarily due to higher levels of trailer‑builds and continued stocking orders from our distributor customers, largely in the first quarter of 2011, in support of the stronger selling season during the spring and summer of 2011 compared to the same period in 2010.

Cequent North America's gross profit increased approximately $7.9 million to $57.0 million, or 27.2% of sales, in the six months ended June 30, 2011, from approximately $49.1 million, or 27.3% of sales, in the six months ended June 30, 2010, primarily due to the increase in sales levels between years. The additional gross profit generated year-over-year by productivity products, low-cost sourcing initiatives and operating leverage associated with higher sales levels was essentially offset by sales of higher-cost inventory, primarily in the first quarter of 2011, as management elected to delay certain sales price increases to its customers in response to the higher commodity costs, primarily steel and copper, until the second quarter of 2011 in order to to continue to generate market share gains, primarily in the aftermarket and industrial channels.
Selling, general and administrative expenses increased approximately $4.1 million to $35.9 million, or 17.1% of sales, in the six months ended June 30, 2011, as compared to $31.9 million, or 17.7% of sales, in the six months ended June 30, 2010, primarily as a result of new sales promotions and other costs previously deferred that support our sales growth initiatives and higher sales levels in the first half of 2011. While our spending levels increased in support of the higher sales levels, selling, general and administrative expenses declined by 60 basis points year-over-year as a percentage of sales.
Cequent North America's operating profit increased approximately $3.9 million to $21.1 million, or 10.0% of sales, in the six months ended June 30, 2011 as compared to $17.2 million, or 9.5% of net sales, in the six months ended June 30, 2010. The increase in operating profit is due primarily to the higher sales levels and continued productivity projects, low-cost sourcing initiatives, which were partially offset by the sale of higher-cost inventory and increased selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
Cequent North America's Adjusted EBITDA increased approximately $3.1 million to $26.8 million, or 12.8% of sales, for the six months ended June 30, 2011, from $23.7 million, or 13.2% of sales, for the six months ended June 30, 2010. After consideration of approximately $0.8 million of lower depreciation and amortization expense in the six months ended June 30, 2011 compared with the six months ended June 30, 2010, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.
Corporate Expenses (Income).    Corporate expenses included in operating profit and Adjusted EBITDA consist of the following:

	Six months ended June 30,
	2011	2010
	(in millions)
Corporate operating expenses	$5.3	$4.8
Employee costs and related benefits	8.2	7.1
Corporate expenses—operating profit	$13.5	$11.9
Other, net	0.1	—
Corporate expenses—Adjusted EBITDA	$13.6	$11.9

Corporate expenses included in operating profit increased approximately $1.6 million to $13.5 million for the six months ended June 30, 2011, from $11.9 million for the six months ended June 30, 2010. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily incurred due to increasing our support staff to bring certain competencies, primarily in human resources and legal-related functions, in-house to better support our businesses' growth initiatives rather than outsourcing on a prospective basis. Other expense, net increased by $0.1 million for the six months ended June 30, 2011, primarily due to increased losses on transactions denominated in foreign currencies between years.
Discontinued Operations.    The results of discontinued operations consist of our medical device line of business, which was sold in May 2010, and our property management line of business, which was sold in April 2010. Income from discontinued operations, net of income taxes, was $5.9 million for the six months ended June 30, 2010. There were no discontinued operations in the first half of 2011. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash used by operating activities for the six months ended June 30, 2011 was approximately $4.7 million, as compared to cash provided by operating activities of approximately $31.4 million for the six months ended June 30, 2010. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
For the six months ended June 30, 2011, the Company generated $64.6 million of cash, based on the reported net income from operations of $28.8 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation, changes in deferred income taxes, debt extinguishment costs and other, net. For the six months ended June 30, 2010, the Company generated $47.4 million in cash flows based on the reported net income from operations of $26.9 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $52.1 million and $43.1 million for the six month periods ended June 30, 2011 and 2010, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing within the quarter, as our days sales outstanding of receivables were just above 50 days as of June 30, 2011 and 2010, respectively.

•
For the six months ended June 30, 2011, we used approximately $13.2 million of cash for investment in our inventories. During the first half of 2011, inventory levels increased primarily to support the increased sales volumes. In addition, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, ensuring we would have availability when our competitors experienced inventory shortages. For the six months ended June 30, 2010, we reduced our investment in inventory, which resulted in a cash source of $5.2 million, as management was right-sizing inventory levels consistent with end market demand and remained conservative in its inventory position given the then-current uncertain economic environment.

•
For the six months ended June 30, 2011, accounts payable and accrued liabilities resulted in a net use of cash of approximately $0.2 million, as compared to a net source of cash of $20.2 million for the six months ended June 30, 2010. The change in cash provided by or used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers in the first half of 2011 as compared to the first six months of 2010, as the days of accounts payable on hand actually increased in 2011 as compared to 2010.

•
Prepaid expenses and other assets resulted in a use of cash of approximately $3.9 million compared to a source of cash of $1.8 million for the six months ended June 30, 2011 and 2010, respectively, due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, to support our increased sales levels.

Net cash used for investing activities for the six months ended June 30, 2011 was approximately $12.4 million, compared to net cash used for investing activities of $2.2 million for the six months ended June 30, 2010. During the first six months of 2011, our investing activities included approximately $14.0 million for capital expenditures, which increased over six months ended June 30, 2010 levels as we have increased our investment in growth and productivity-related capital projects due to the economic improvements, while cash received from the disposition of assets was approximately $1.7 million. During the first six months of 2010, our investing activities included approximately $11.7 million used for asset acquisition within our Norris Cylinder business and approximately $5.3 million of capital expenditures. Cash used for the asset purchases was partially offset by the sale of our property management line of business, our medical device line of business and other asset dispositions for $14.7 million.
Net cash used by financing activities was approximately $19.3 million and $14.1 million for the six months ended June 30, 2011 and 2010, respectively. During the second quarter of 2011, we paid $15.0 million on our term loan per the excess cash flow provisions of our previous credit agreement. Following this payment, in June 2011, we completed the refinance of our U.S. bank debt, repaying the remaining $233.0 million term loan, borrowing $225.0 million on the new term loan facility and borrowing a net $5.9 million on our revolving credit facility. In addition, during the first half of 2011 we borrowed $1.6 million on our credit facility in Australia. During the first six months of 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $6.0 million and made scheduled repayments under our U.S. and Australian term loans.

Our Debt and Other Commitments
During the second quarter of 2011, we completed the refinance of our U.S. bank debt, entering in to a new credit agreement ("Credit Agreement") whereby we were able to reduce interest costs, extend maturities, increase potential liquidity and improve financial and operating flexibility. Below is a summary of the key terms under the Credit Agreement as of June 30, 2011 and the key terms of the previous credit agreement in place immediately prior to completion of the refinance on June 21, 2011, showing term loan with borrowings outstanding at each date and revolving and supplemental revolving credit facilities showing gross availability at each date:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
New Credit Facility
Term Loan Facility	$225.0	6/21/2017	LIBOR plus 3.00% with a 1.25% LIBOR floor
Revolving Credit Facility	110.0	6/21/2016	LIBOR plus 3.25%

Previous Credit Facility
Term Loan Facility Extended	209.4	12/15/2015	LIBOR plus 4.00% with a 2.00% LIBOR floor
Term Loan Facility Non-Extended	23.9	8/2/2013	LIBOR plus 2.25%
Revolving Credit Facility Extended	75.0	12/15/2013	LIBOR plus 4.00% or Prime plus 3.00%, as defined
Revolving Credit Facility Non-Extended	8.0	8/2/2011	LIBOR plus 1.75%
Supplemental Revolving Credit Facility Extended	17.7	8/2/2011	LIBOR plus 4.00% with a 2.00% LIBOR floor
Supplemental Revolving Credit Facility Non-Extended	2.3	8/2/2011	LIBOR plus 2.25%

The Credit Agreement also provides for incremental revolving credit facility commitments, not to exceed $125.0 million, and incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, we are also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as we, on a proforma basis, after giving effect to such acquisition, are in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, if, prior to June 22, 2012, we prepay the term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then we will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, we are required to make a prepayment of our term loan facility pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined. In April 2011, we prepaid $15.0 million of term loan principal under the excess cash flow sweep provision of the previous credit agreement.
Under the Credit Agreement, we are able to issue letters of credit, not to exceed $50.0 million in aggregate, against our revolving credit facility commitments. At June 30, 2011, we had letters of credit of approximately $23.4 million issued and outstanding. Under the previous credit agreement, we were able to issue letters of credit, not to exceed $65.0 million in aggregate, against our revolving credit facility commitments, and at December 31, 2010, the Company had letters of credit of approximately $23.7 million issued and outstanding.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our Credit Agreement contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 4.00 to 1.00 for July 1, 2011 to March 31, 2012, 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from

July 1, 2013 and thereafter. Our actual leverage ratio was 2.82 to 1.00 at June 30, 2011. Our permitted interest expense coverage ratio under the Credit Agreement is 2.50 to 1.00 for July 1, 2011 to March 31, 2012, 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 3.66 to 1.00 at June 30, 2011. At June 30, 2011, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended June 30, 2011:

		Less:	Add:
	Year Ended December 31, 2010	Six Months Ended June 30, 2010	Six Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
	(dollars in thousands)
Net income, as reported	$45,270	$26,860	$28,840	$47,250
Bank stipulated adjustments:
Interest expense, net (as defined)	52,380	27,520	23,640	48,500
Income tax expense(1)	21,450	16,130	14,370	19,690
Depreciation and amortization	37,740	19,050	19,660	38,350
Non-cash compensation expense(2)	2,180	760	1,660	3,080
Other non-cash expenses or losses	4,180	2,180	1,360	3,360
Non-recurring expenses or costs in connection with acquisition integration(3)	640	70	140	710
Debt extinguishment costs(4)	—	—	3,970	3,970
Negative EBITDA from discontinued operations(5)	200	110	—	90
Permitted dispositions(6)	(6,340)	(9,720)	—	3,380
Permitted acquisitions(7)	4,130	2,660	—	1,470
Consolidated Bank EBITDA, as defined	$161,830	$85,620	$93,640	$169,850

	June 30, 2011
	(dollars in thousands)
Total long-term debt	$478,400
Aggregate funding under the receivables securitization facility	—
Total Consolidated Indebtedness, as defined	$478,400
Consolidated Bank EBITDA, as defined	$169,850
Actual leverage ratio	2.82	x
Covenant requirement	4.00	x

	Year Ended December 31, 2010	Less: Six Months Ended June 30, 2010	Add: Six Months Ended June 30, 2011	Twelve Months Ended June 30, 2011
	(dollars in thousands)
Interest expense, net (as reported)	$52,380	$27,520	$23,640	$48,500
Bank stipulated adjustments:
Interest income	(460)	(180)	(170)	(450)
Non-cash amounts attributable to amortization of financing costs	(2,960)	(1,450)	(1,500)	(3,010)
Pro forma adjustment for acquisitions and dispositions	3,290	1,930	—	1,360
Total Consolidated Cash Interest Expense, as defined	$52,250	$27,820	$21,970	$46,400

	June 30, 2011
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$169,850
Total Consolidated Cash Interest Expense, as defined	46,400
Actual interest expense ratio	3.66	x
Covenant requirement	2.50	x
______________________
(1)     Amount includes tax expense associated with discontinued operations.
(2)     Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.
(3)     Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.
(4)     Costs incurred with refinancing our credit facilities.
(5)     Not to exceed $10,000,000 in any fiscal year.
(6)     EBITDA from permitted dispositions, as defined.
(7)    EBITDA from permitted acquisitions, as defined.

In addition to our U.S. bank debt, in Australia, we are party to a debt agreement with a bank in the amount of $10 million Australian dollars. At June 30, 2011, the balance outstanding under this agreement was approximately $1.6 million at an interest rate of 6.8%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at June 30, 2011.
Another important source of liquidity is our $75.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We did not have any amounts outstanding under the facility as of June 30, 2011 or December 31, 2010, but had $71.0 million and $41.4 million, respectively, available but not utilized.
At June 30, 2011 and December 31, 2010, we had $5.9 million and $0.0 million, respectively, outstanding under our revolving credit capacity and had an additional $80.7 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.4 million and $23.7 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $151.7 million and $120.7 million, respectively, of borrowing capacity available for general corporate purposes.

Our available revolving credit capacity under the Credit Facility, after consideration of approximately $23.4 million in letters of credit outstanding related thereto, is approximately $80.7 million, while our available liquidity under our accounts receivable facility ranges from $40 million to $75 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit facilities and accounts receivable facilities during the first half of 2011 approximated $54.4 million, compared to the weighted average daily amounts outstanding during the first half of 2010 of $43.4 million. The increase in average daily amounts outstanding was primarily due to an increase in overall sales as well as an increase in capital investment in our businesses. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $151.7 million at June 30, 2011, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
We are subject to variable interest rates on our term loan and revolving credit facility. At June 30, 2011, 1-Month LIBOR approximated 0.19%. Based on our variable rate-based borrowings outstanding at June 30, 2011, a 1% increase in 1-Month LIBOR would increase our interest expense by approximately $0.1 million annually, considering our Credit Agreement term loan is subject to a 1.25% LIBOR-floor, and a 1% increase in 1-Month LIBOR would not impact our current effective interest rate on this portion of our debt, as the resulting rate would remain below the 1.25% floor.
Principal payments required under our U.S. Credit Agreement term loan are: $0.6 million due each calendar quarter through March 31, 2017, and $212.1 million due on June 21, 2017.
We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at June 30, 2011, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
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

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On June 3, 2011, Moody's assigned a Ba2 rating to our senior secured credit facilities, and affirmed our corporate family rating at B1 and our outlook as positive; our ratings on our senior secured notes remained at B3. On June 1, 2011, Standard & Poor's assigned a BB rating to our senior secured credit facilities and affirmed our senior secured notes rating and corporate credit rating at B- and B+, respectively. Our outlook remained at stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
We entered 2011 cautiously optimistic that, given a continued economic recovery, we could continue to build upon the progress made in the past two years to reduce our cost structure, increase our flexibility and maintain a culture of continuous improvement in all that we do. We believe that our first half 2011 results continue to build on the positive momentum generated in the past two years, as we benefited from continued economic recovery and experienced significant market share gains in many of our reportable segments. Given the economic recovery and the success of some of our growth initiatives, we decided to strategically increase our investments in inventory levels and capital projects in certain of our businesses to capture additional market share and expand upon our existing growth and productivity initiatives. While we did experience a less favorable product sales mix within our reportable segments and made certain pricing decisions to aggressively price certain products to penetrate new markets and to delay certain commodity cost increases at certain customers to capture additional market share, we were able to offset much of the margin pressure with our ongoing cost savings and productivity initiatives. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure, and we have the capacity to fulfill yet higher net sales levels without incurring significant incremental fixed costs.
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

Impact of New Accounting Standards
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-4, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-4"). ASU 2011-4 amends guidance listed under Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurement" and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 will be effective prospectively for interim and annual periods beginning after December 15, 2011. We are currently evaluating the requirements of ASU 2011-4 and have not yet determined its impact on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-5, "Presentation of Comprehensive Income" ("ASU 2011-5"). ASU 2011-5 amends guidance listed under ASC Topic 220, "Comprehensive Income" and eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Under the amendments to ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments also require an entity to present on the face of the financial statements the reclassification adjustments for items that are reclassified from other comprehensive income to net income. ASU 2011-5 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-5 will only affect the presentation of our consolidated financial statements.

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
During the quarter ended June 30, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2010 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 6, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this Form 10-Q for additional information.

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
Evaluation of disclosure controls and procedures
As of June 30, 2011, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2011, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION

Item 1.    Legal Proceedings
See Note 8, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this Form 10-Q.

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
Heartland Industrial Partners (“Heartland”) beneficially owns approximately 20.9% of our outstanding voting common equity as of June 30, 2011. As a result, Heartland has the power to substantially influence all matters submitted to our stockholders, exercise significant influence over our decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders regardless of whether other stockholders believe that any such transactions are in their own best interests. For example, Heartland could strongly influence our decisions to make acquisitions that increase the amount of our indebtedness, sell revenue-generating assets or strongly influence our decisions to undergo a “going private” transaction with it or one of its affiliates. So long as Heartland continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree. In addition, this concentration of ownership may have the effect of preventing, discouraging or deterring a change of control. One of our directors is the Managing Member of Heartland’s general partner.
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

10.7(ai)
Credit Agreement dated as of June 21, 2011, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC., as Sole Lead Arranger and Sole Bookrunner.

10.8(a)	Receivables Purchase Agreement, dated as of June 6, 2002, by and among TriMas Corporation, the Sellers party thereto and TSPC, Inc., as Purchaser.
10.9(t)	Amendment No. 1 as of February 13, 2009 to Receivables Purchase Agreement.
10.10(a)
Receivables Transfer Agreement, dated as of June 6, 2002, by and among TSPC, Inc., as Transferor, TriMas Corporation, individually, as Collection Agent, TriMas Company LLC, individually as Guarantor, the CP Conduit Purchasers, Committed Purchasers and Funding Agents party thereto, and JPMorgan Chase Bank as Administrative Agent.

10.11(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.12(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.13(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.14(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.15(t)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.16(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.17(t)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.18(z)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.

10.19(z)
Receivables Transfer Agreement, dated as of December 29, 2009, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wachovia Bank, National Association, as Administrative Agent.

10.20(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.21(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.22(r)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.23(r)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24(r)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25(r)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.26(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A - Form of Sublease Agreement).
10.27(f)	2003 Form of Stock Option Agreement.
10.28(g)	Form of Indemnification Agreement.
10.29(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.30(q)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.31(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.32(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.33(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.34(k)	Management Rights Agreement.
10.35(x)	Executive Severance / Change of Control Policy.
10.36(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.37(w)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 20, 2009.
10.38(r)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.39(aa)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.40(s)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.41(u)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.42(v)	2009 TriMas Incentive Compensation Plan.
10.43(ac)	2010 TriMas Incentive Compensation Plan.
10.44(x)	Flexible Cash Allowance Policy.
10.45(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Additional Grant.
10.46(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 162(m) Conversion Grant.
10.47(aa)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Conversion and Additional Grants.
10.48(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.49(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.
10.50(ab)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.51(ae)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
10.52(ag)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement - 2011 Grant
10.53(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2011 Award
10.54(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement - 2011 Award

10.55(ah)	2011 TriMas Corporation Omnibus Incentive Compensation Plan
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).
(h)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on July 6, 2005 (File No. 333-100351).
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

(z)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).
(ac)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(ae)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).
(af)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(ag)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(ah)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(ai)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on June 24, 2011 (File No. 001-10716).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	July 28, 2011	By:	A. Mark Zeffiro Chief Financial Officer