Form 10-Q
period 2011-09-30
TRIMAS CORP
filed 2011-10-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 27, 2011, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 34,608,263 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,540	$46,370
Receivables, net of reserves of approximately $4.1 million and $4.4 million as of September 30, 2011 and December 31, 2010, respectively	151,970	111,380
Inventories	173,770	155,980
Deferred income taxes	23,590	34,500
Prepaid expenses and other current assets	6,720	6,670
Assets of discontinued operations held for sale	32,850	30,360
Total current assets	399,440	385,260
Property and equipment, net	157,180	149,290
Goodwill	215,920	205,890
Other intangibles, net	158,870	159,910
Other assets	26,450	23,810
Total assets	$957,860	$924,160
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$2,920	$17,730
Accounts payable	119,420	124,390
Accrued liabilities	72,620	66,600
Liabilities of discontinued operations	5,470	5,710
Total current liabilities	200,430	214,430
Long-term debt	473,040	476,920
Deferred income taxes	67,790	63,880
Other long-term liabilities	54,210	56,610
Total liabilities	795,470	811,840
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,596,088 shares at September 30, 2011 and 34,065,856 shares at December 31, 2010	340	340
Paid-in capital	537,580	531,030
Accumulated deficit	(418,000)	(465,110)
Accumulated other comprehensive income	42,470	46,060
Total shareholders' equity	162,390	112,320
Total liabilities and shareholders' equity	$957,860	$924,160

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$277,660	$237,730	$824,310	$689,950
Cost of sales	(195,720)	(165,660)	(582,260)	(481,150)
Gross profit	81,940	72,070	242,050	208,800
Selling, general and administrative expenses	(46,170)	(40,130)	(137,180)	(117,170)
Gain (loss) on dispositions of property and equipment	20	(210)	50	(930)
Operating profit	35,790	31,730	104,920	90,700
Other income (expense), net:
Interest expense	(10,730)	(12,550)	(34,370)	(39,780)
Debt extinguishment costs	—	—	(3,970)	—
Gain on bargain purchase	—	—	—	410
Other, net	540	(200)	(1,170)	(1,230)
Other income (expense), net	(10,190)	(12,750)	(39,510)	(40,600)
Income from continuing operations before income tax expense	25,600	18,980	65,410	50,100
Income tax expense	(8,620)	(7,030)	(21,730)	(18,800)
Income from continuing operations	16,980	11,950	43,680	31,300
Income from discontinued operations, net of income tax expense	1,290	770	3,430	8,280
Net income	$18,270	$12,720	$47,110	$39,580
Earnings per share—basic:
Continuing operations	$0.49	$0.36	$1.28	$0.93
Discontinued operations	0.04	0.02	0.10	0.24
Net income per share	$0.53	$0.38	$1.38	$1.17
Weighted average common shares—basic	34,417,879	33,827,939	34,182,592	33,730,852
Earnings per share—diluted:
Continuing operations	$0.49	$0.35	$1.26	$0.91
Discontinued operations	0.03	0.02	0.10	0.24
Net income per share	$0.52	$0.37	$1.36	$1.15
Weighted average common shares—diluted	34,901,277	34,512,820	34,736,307	34,380,188

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$47,110	$39,580
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(30)	(9,080)
Gain on bargain purchase	—	(410)
Depreciation	19,160	17,670
Amortization of intangible assets	10,780	10,600
Amortization of debt issue costs	2,230	2,200
Deferred income taxes	10,580	14,480
Debt extinguishment costs	3,970	—
Non-cash compensation expense	2,580	1,050
Increase in receivables	(39,080)	(31,370)
Increase in inventories	(13,500)	(3,150)
Increase in prepaid expenses and other assets	(2,320)	(1,770)
Increase (decrease) in accounts payable and accrued liabilities	(4,750)	19,340
Other, net	(1,180)	2,460
Net cash provided by operating activities, net of acquisition impact	35,550	61,600
Cash Flows from Investing Activities:
Capital expenditures	(23,520)	(11,090)
Acquisition of businesses, net of cash acquired	(28,620)	(12,760)
Net proceeds from disposition of assets	2,240	14,720
Net cash used for investing activities	(49,900)	(9,130)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	226,520	—
Repayments of borrowings on term loan facilities	(250,170)	(10,040)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	551,900	376,430
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(547,020)	(382,130)
Debt financing fees	(6,680)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(830)	(240)
Proceeds from exercise of stock options	960	100
Excess tax benefits from stock based compensation	3,840	440
Net cash used for financing activities	(21,480)	(15,440)
Cash and Cash Equivalents:
Increase (decrease) for the period	(35,830)	37,030
At beginning of period	46,370	9,480
At end of period	$10,540	$46,510
Supplemental disclosure of cash flow information:
Cash paid for interest	$25,350	$27,710
Cash paid for taxes	$12,140	$6,260

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2011
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Comprehensive income:
Net income	—	—	47,110	—	47,110
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million) (Note 13)	—	—	—	170	170
Foreign currency translation	—	—	—	(3,990)	(3,990)
Amortization of unrealized loss on interest rate swaps (net of tax of $0.1 million) (Note 8)	—	—	—	230	230
Total comprehensive income					43,520
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(830)	—	—	(830)
Stock option exercises and restricted stock vestings	—	960	—	—	960
Excess tax benefits from stock based compensation	—	3,840	—	—	3,840
Non-cash compensation expense	—	2,580	—	—	2,580
Balances, September 30, 2011	$340	$537,580	$(418,000)	$42,470	$162,390

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

2. Discontinued Operations and Assets Held for Sale
During the third quarter of 2011, the Company committed to a plan to exit its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment, marketing each line of business for sale.
During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business which was part of the Engineered Components reportable segment. The business was sold in May 2010 for cash proceeds of $2.0 million, which approximated the net book value of the assets and liabilities sold.
During the fourth quarter of 2007, the Company committed to a plan to exit its property management line of business. The sale was completed in April 2010 for cash proceeds of $13.0 million, resulting in a pre-tax gain on sale of approximately $10.1 million during the second quarter of 2010.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net sales	$11,930	$10,150	$34,670	$30,710
Income from discontinued operations before income tax expense	$2,050	$1,190	$5,450	$13,060
Income tax expense	(760)	(420)	(2,020)	(4,780)
Income from discontinued operations, net of income tax expense	$1,290	$770	$3,430	$8,280

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Assets and liabilities of the discontinued operations are summarized as follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Receivables, net	$7,470	$5,660
Inventories	5,780	5,320
Prepaid expenses and other assets	1,230	1,160
Property and equipment, net	18,370	18,220
Total assets	$32,850	$30,360
Accounts payable	3,990	3,910
Accrued liabilities and other	1,480	1,800
Total liabilities	$5,470	$5,710

3. Acquisitions
On August 1, 2011, the Company acquired the stock of Innovative Molding ("Innovative") for the purchase price of $27.0 million. The purchase price remains subject to the finalization of a net working capital adjustment, which is expected to be completed during the first quarter of 2012. Innovative is in the business of designing, lining and manufacturing specialty plastic closures for bottles and jars for the food and nutrition industries, and had approximately $28.3 million in revenue in the twelve months ended May 31, 2011. Innovative is included in the Company's Packaging reportable segment.
On September 13, 2011, the Company purchased substantially all of the assets of a standard ring type joint gasket manufacturer located in Faridabad, India for the purchase price of approximately $2.1 million, of which approximately $1.6 million has been paid and approximately $0.5 million is scheduled to be paid by the end of the second quarter of 2012. These assets have been integrated into the Company's Lamons business within the Company's Energy reportable segment.
The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890
Goodwill due to acquisitions	9,790	660	—	—	—	—	10,450
Foreign currency translation	(70)	(350)	—	—	—	—	(420)
Balance, September 30, 2011	$123,040	$48,570	$41,130	$3,180	$—	$—	$215,920

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2011 and December 31, 2010 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2011		As of December 31, 2010
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$37,280	$(22,590)	$32,220	$(20,650)
15 – 25 years	154,610	(75,670)	154,610	(69,480)
Total customer relationships	191,890	(98,260)	186,830	(90,130)
Technology and other:
1 – 15 years	28,970	(23,350)	26,480	(22,460)
17 – 30 years	43,530	(20,300)	42,460	(18,690)
Total technology and other	72,500	(43,650)	68,940	(41,150)
Trademark/Trade names (indefinite life)	36,390	—	35,420	—
	$300,780	$(141,910)	$291,190	$(131,280)

Amortization expense related to technology and other intangibles was approximately $1.0 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $2.8 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in cost of sales in the accompanying consolidated statement of operations. Amortization expense related to customer intangibles was approximately $2.8 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and $8.2 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

5. Inventories
Inventories consist of the following components:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Finished goods	$113,650	$103,560
Work in process	21,040	19,010
Raw materials	39,080	33,410
Total inventories	$173,770	$155,980

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6. Property and Equipment, Net
 Property and equipment consists of the following components:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Land and land improvements	$5,980	$5,800
Buildings	50,200	49,230
Machinery and equipment	284,330	264,120
	340,510	319,150
Less: Accumulated depreciation	183,330	169,860
Property and equipment, net	$157,180	$149,290

Depreciation expense was approximately $6.0 million and $5.2 million, and $17.5 million and $16.1 million for the three and nine months ended September 30, 2011 and 2010, respectively, of which $5.3 million and $4.6 million, and $15.3 million and $14.2 million, respectively, is included in cost of sales in the accompanying consolidated statement of operations, and $0.7 million and $0.6 million, and $2.2 million and $1.9 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

7. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
U.S. bank debt	$229,440	$248,950
Non-U.S. bank debt and other	750	290
9 3/4% senior secured notes, due December 2017	245,770	245,410
	475,960	494,650
Less: Current maturities, long-term debt	2,920	17,730
Long-term debt	$473,040	$476,920

U.S. Bank Debt
The Company is a party to a credit facility consisting of a $110.0 million revolving credit facility, which matures in June 2017 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 3.25%, and a $225.0 million term loan facility, which matures in June 2016 and is subject to interest at LIBOR plus 3.00% (subject to a 1.25% LIBOR floor) (collectively, the "Credit Facility"). Under the Credit Facility, the Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2011 and December 31, 2010, the Company had letters of credit of approximately $23.1 million and $23.7 million, respectively, issued and outstanding.
At September 30, 2011 and December 31, 2010, the Company had $5.0 million and $0.0 million, respectively, outstanding under its revolving credit facilities and had an additional $81.9 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.1 million and $23.7 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, the Company had $152.2 million and $120.7 million, respectively, of borrowing capacity available to it for general corporate purposes.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Facility do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $407.7 million and $336.9 million at September 30, 2011 and December 31, 2010, respectively, are presented in Note 15, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Facility also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at September 30, 2011.
The Company's term loan facility traded at approximately 97.3% and 100.3% of par value as of September 30, 2011 and December 31, 2010, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on March 31, 2012 and is secured by substantially all the assets of the subsidiary. At September 30, 2011, the balance outstanding under this agreement was approximately $0.6 million at an average interest rate of 6.7%. At December 31, 2010, the Company's subsidiary had no amounts outstanding under this debt agreement.
Notes
The Company's 9 3/4% senior secured notes due 2017 ("Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Facility. At September 30, 2011, the Company was in compliance with all such covenant requirements.
The Company's Notes traded at approximately 103.0% and 108.5% of par value as of September 30, 2011 and December 31, 2010, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. The Company amended the facility in September 2011, increasing the committed funding from $75.0 million to $90.0 million, and reducing the margin on amounts outstanding from a range of 2.75%-3.50%, depending on leverage ratio, to a range of 1.50%-1.75% depending on the amount drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from a range of 0.50%-1.00%, depending on usage amount, to 0.45% and extended the maturity date from December 29, 2012 to September 15, 2015. The Company incurred approximately $0.1 million in fees and expenses to complete the amendment.
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.50% and 3.00% as of September 30, 2011 and 2010, respectively, and a fee on the unused portion of the facility of 0.45% and 1.00% as of September 30, 2011 and 2010, respectively.
The Company did not have any amounts outstanding under the facility as of September 30, 2011 or December 31, 2010, but had $70.3 million and $41.4 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.5 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, and $1.4 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively, and are included in interest expense in the accompanying consolidated statement of operations.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of September 30, 2011, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8. Derivative Instruments
The Company was party to a $125.0 million notional amount interest rate swap which expired in July 2011. The Company was party to a second interest rate swap with a notional amount of $75.0 million which expired in the first quarter of 2011. Both of these swaps were associated with the Company's term loan facility, but during 2011 and 2010 neither was designated as a hedging instrument. In addition, during the first quarter of 2010, the Company was party to two foreign exchange forward contracts which were not designated as hedging instruments.
As of September 30, 2011 and December 31, 2010, the fair value carrying amounts of the Company's derivative instruments not designated as hedging instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1,130

The effect of derivative instruments on the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2011	As of December 31, 2010	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2011	2010	2011	2010
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(230)	Interest expense	$—	$(570)	$(360)	$(1,860)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives
	Three months ended September 30,		Nine months ended September 30,		Location of Gain (Loss) Recognized in Earnings on Derivatives
	2011	2010	2011	2010
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$—	$(40)	$(10)	$(1,600)	Interest expense
Foreign currency forward contracts	$—	$—	$—	$50	Other expense, net

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Valuations of the interest rate swaps and foreign currency forward contracts were based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are shown below. There were no derivative instruments outstanding as of September 30, 2011.

		December 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,130)	$—	$(1,130)	$—

9. Commitments and Contingencies
Asbestos
As of September 30, 2011, the Company was a party to 1,101 pending cases involving an aggregate of 8,081 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000
Nine Months Ended September 30, 2011	8,200	379	479	19	$15,653	$1,890,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,081 claims pending at September 30, 2011, 59 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 34 of the 59 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 20 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 5 sought over $10.0 million (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 36 of the 59 claims sought between $50,000 and $600,000, 20 sought between $600,000 and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 34 of the 59 claims sought between $1.0 million and $2.5 million, 20 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

approximately $6.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 50% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next three years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
Engineered Components-High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, and natural gas engines, compressors, gas production equipment and chemical pumps engineered at well sites for the oil and gas industry.
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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net Sales
Packaging	$46,090	$44,490	$137,890	$133,610
Energy	42,690	31,710	125,810	94,400
Aerospace & Defense	20,330	19,170	60,160	53,470
Engineered Components	46,010	30,530	126,870	77,810
Cequent Asia Pacific	26,020	18,280	67,390	57,040
Cequent North America	96,520	93,550	306,190	273,620
Total	$277,660	$237,730	$824,310	$689,950
Operating Profit (Loss)
Packaging	$10,240	$13,140	$37,140	$38,480
Energy	4,560	3,100	14,920	11,360
Aerospace & Defense	5,420	5,350	14,000	13,020
Engineered Components	7,730	3,220	19,010	8,630
Cequent Asia Pacific	5,250	2,430	9,720	9,420
Cequent North America	9,580	11,000	30,630	28,180
Corporate expenses	(6,990)	(6,510)	(20,500)	(18,390)
Total	$35,790	$31,730	$104,920	$90,700
Adjusted EBITDA
Packaging	$13,950	$16,010	$47,090	$47,350
Energy	5,010	3,540	15,740	12,640
Aerospace & Defense	6,140	5,770	16,000	14,780
Engineered Components	8,570	4,010	21,640	10,940
Cequent Asia Pacific	6,240	3,240	12,160	11,480
Cequent North America	12,310	14,080	39,100	37,810
Corporate expenses	(6,150)	(6,450)	(19,710)	(18,390)
Subtotal from continuing operations	46,070	40,200	132,020	116,610
Discontinued operations	2,590	1,870	7,120	15,020
Total company	$48,660	$42,070	$139,140	$131,630

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following is a reconciliation of the Company's net income to Adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income	$18,270	$12,720	$47,110	$39,580
Income tax expense	9,380	7,450	23,750	23,580
Interest expense	10,730	12,680	34,370	40,200
Depreciation and amortization	10,280	9,220	29,940	28,270
Debt extinguishment costs	—	—	3,970	—
Adjusted EBITDA, total company	$48,660	$42,070	$139,140	$131,630
Adjusted EBITDA, discontinued operations	2,590	1,870	7,120	15,020
Adjusted EBITDA, continuing operations	$46,070	$40,200	$132,020	$116,610

11. Equity Awards
The Company maintains three long-term equity incentive plans, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively the "Plans"). See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the third quarter of 2011. Information related to stock options at September 30, 2011 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,742,086	$10.24
Granted	17,030	21.55
Exercised	(443,821)	2.17
Cancelled	(17,277)	16.40
Outstanding at September 30, 2011	1,298,018	$13.09	4.9	$7,353,590
As of September 30, 2011, 854,576 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the nine month periods ended September 30, 2011 and 2010 was $0.3 million and $0.2 million, respectively. No options vested during the three month periods ended September 30, 2011 and 2010. As of September 30, 2011, there was approximately $0.1 million of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted-average period of 0.4 years.
The Company recognized approximately $0.1 million of stock based compensation expense related to options during each of the three month periods ended September 30, 2011 and 2010, and approximately $0.2 million during each of the nine month periods ended September 30, 2011 and 2010. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Restricted Shares
During the third quarter of 2011, the Company granted 19,392 restricted shares of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
Information related to restricted shares at September 30, 2011 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	249,218	$6.80
Granted	232,283	19.44
Vested	(155,491)	5.61
Cancelled	(1,487)	19.86
Outstanding at September 30, 2011	324,523	$16.35	2.07	$4,819,163
As of September 30, 2011, there was approximately $2.9 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.5 years.
The Company recognized approximately $0.8 million and $0.2 million of stock based compensation expense related to restricted shares during the three month periods ended September 30, 2011 and 2010, respectively, and approximately $2.4 million and $0.8 million for nine months ended September 30, 2011 and 2010, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.

12. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 156,213 and 132,461 restricted shares for the three months ended September 30, 2011 and 2010, respectively, and 114,911 and 111,187 restricted shares for the nine months ended September 30, 2011 and 2010, respectively. The calculation of diluted earnings per share also included 327,185 and 552,420 options to purchase shares of common stock for the three months ended September 30, 2011 and 2010, respectively, and 438,803 and 538,149 for the nine months ended September 30, 2011 and 2010, respectively.

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
	(dollars in thousands)
Service costs	$160	$150	$480	$460	$—	$—	$—	$—
Interest costs	400	400	1,200	1,190	10	20	30	50
Expected return on plan assets	(400)	(400)	(1,210)	(1,190)	—	—	—	—
Amortization of prior service cost	—	—	10	10	(70)	(70)	(200)	(200)
Amortization of net loss (gain)	180	110	530	320	(20)	(10)	(60)	(40)
Net periodic benefit cost	$340	$260	$1,010	$790	$(80)	$(60)	$(230)	$(190)

The Company contributed approximately $0.8 million and $1.8 million to its defined benefit pension plans during the three and nine months ended September 30, 2011, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2011.

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

TRIMAS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In September 2011, the FASB issued ASU 2011-8, "Intangibles - Goodwill and Other (Topic 350): Testing for Goodwill Impairment." ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance and the potential impact of the revised standard on the Company's annual goodwill impairment test.

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

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2011
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$120	$10,420	$—	$10,540
Trade receivables, net	—	122,330	29,640	—	151,970
Receivables, intercompany	—	740	—	(740)	—
Inventories	—	145,270	28,500	—	173,770
Deferred income taxes	—	22,030	1,560	—	23,590
Prepaid expenses and other current assets	—	5,290	1,430	—	6,720
Assets of discontinued operations held for sale	—	32,850	—	—	32,850
Total current assets	—	328,630	71,550	(740)	399,440
Investments in subsidiaries	407,670	129,600	—	(537,270)	—
Property and equipment, net	—	105,260	51,920	—	157,180
Goodwill	—	169,270	46,650	—	215,920
Intangibles and other assets	7,670	174,320	5,880	(2,550)	185,320
Total assets	$415,340	$907,080	$176,000	$(540,560)	$957,860
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,340	$580	$—	$2,920
Accounts payable, trade	—	93,730	25,690	—	119,420
Accounts payable, intercompany	—	—	740	(740)	—
Accrued liabilities	7,180	55,950	9,490	—	72,620
Liabilities of discontinued operations	—	5,470	—	—	5,470
Total current liabilities	7,180	157,490	36,500	(740)	200,430
Long-term debt	245,770	227,270	—	—	473,040
Deferred income taxes	—	65,320	5,020	(2,550)	67,790
Other long-term liabilities	—	49,330	4,880	—	54,210
Total liabilities	252,950	499,410	46,400	(3,290)	795,470
Total shareholders' equity	162,390	407,670	129,600	(537,270)	162,390
Total liabilities and shareholders' equity	$415,340	$907,080	$176,000	$(540,560)	$957,860

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2010
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,070	$31,300	$—	$46,370
Trade receivables, net	—	90,110	21,270	—	111,380
Receivables, intercompany	—	—	480	(480)	—
Inventories	—	131,790	24,190	—	155,980
Deferred income taxes	13,210	19,740	1,550	—	34,500
Prepaid expenses and other current assets	10	5,300	1,360	—	6,670
Assets of discontinued operations held for sale	—	30,360	—	—	30,360
Total current assets	13,220	292,370	80,150	(480)	385,260
Investments in subsidiaries	336,930	136,480	—	(473,410)	—
Property and equipment, net	—	99,810	49,480	—	149,290
Goodwill	—	159,620	46,270	—	205,890
Intangibles and other assets	8,670	171,550	6,440	(2,940)	183,720
Total assets	$358,820	$859,830	$182,340	$(476,830)	$924,160
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$17,730	$—	$—	$17,730
Accounts payable, trade	—	97,530	26,860	—	124,390
Accounts payable, intercompany	—	480	—	(480)	—
Accrued liabilities	1,080	55,320	10,200	—	66,600
Liabilities of discontinued operations	—	5,710	—	—	5,710
Total current liabilities	1,080	176,770	37,060	(480)	214,430
Long-term debt	245,420	231,500	—	—	476,920
Deferred income taxes	—	62,810	4,010	(2,940)	63,880
Other long-term liabilities	—	51,820	4,790	—	56,610
Total liabilities	246,500	522,900	45,860	(3,420)	811,840
Total shareholders' equity	112,320	336,930	136,480	(473,410)	112,320
Total liabilities and shareholders' equity	$358,820	$859,830	$182,340	$(476,830)	$924,160

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$230,030	$59,910	$(12,280)	$277,660
Cost of sales	—	(164,480)	(43,520)	12,280	(195,720)
Gross profit	—	65,550	16,390	—	81,940
Selling, general and administrative expenses	—	(39,080)	(7,090)	—	(46,170)
Gain (loss) on dispositions of property and equipment	—	70	(50)	—	20
Operating profit	—	26,540	9,250	—	35,790
Other income (expense), net:
Interest expense	(6,420)	(3,660)	(650)	—	(10,730)
Other, net	—	(770)	1,310	—	540
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,420)	22,110	9,910	—	25,600
Income tax (expense) benefit	3,330	(9,030)	(2,920)	—	(8,620)
Equity in net income of subsidiaries	21,360	6,990	—	(28,350)	—
Income from continuing operations	18,270	20,070	6,990	(28,350)	16,980
Income from discontinued operations, net of income taxes	—	1,290	—	—	1,290
Net income	$18,270	$21,360	$6,990	$(28,350)	$18,270

	Three Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$199,915	$49,369	$(11,554)	$237,730
Cost of sales	—	(141,065)	(36,149)	11,554	(165,660)
Gross profit	—	58,850	13,220	—	72,070
Selling, general and administrative expenses	—	(33,790)	(6,340)	—	(40,130)
Loss on dispositions of property and equipment	—	(210)	—	—	(210)
Operating profit	—	24,850	6,880	—	31,730
Other income (expense), net:
Interest expense	(6,410)	(5,710)	(430)	—	(12,550)
Other, net	—	880	(1,080)	—	(200)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,410)	20,020	5,370	—	18,980
Income tax (expense) benefit	2,240	(7,810)	(1,460)	—	(7,030)
Equity in net income of subsidiaries	16,890	3,910	—	(20,800)	—
Income from continuing operations	12,720	16,120	3,910	(20,800)	11,950
Income from discontinued operations, net of income taxes	—	770	—	—	770
Net income	$12,720	$16,890	$3,910	$(20,800)	$12,720

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$687,770	$171,000	$(34,460)	$824,310
Cost of sales	—	(490,760)	(125,960)	34,460	(582,260)
Gross profit	—	197,010	45,040	—	242,050
Selling, general and administrative expenses	—	(114,890)	(22,290)	—	(137,180)
Gain (loss) on dispositions of property and equipment	—	80	(30)	—	50
Operating profit	—	82,200	22,720	—	104,920
Other income (expense), net:
Interest expense	(19,250)	(13,320)	(1,800)	—	(34,370)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(5,180)	4,010	—	(1,170)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(19,250)	59,730	24,930	—	65,410
Income tax (expense) benefit	7,820	(21,510)	(8,040)	—	(21,730)
Equity in net income of subsidiaries	58,540	16,890	—	(75,430)	—
Income from continuing operations	47,110	55,110	16,890	(75,430)	43,680
Income from discontinued operations, net of income taxes	—	3,430	—	—	3,430
Net income	$47,110	$58,540	$16,890	$(75,430)	$47,110

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$572,415	$150,389	$(32,854)	$689,950
Cost of sales	—	(406,905)	(107,099)	32,854	(481,150)
Gross profit	—	165,510	43,290	—	208,800
Selling, general and administrative expenses	—	(100,120)	(17,050)	—	(117,170)
Loss on dispositions of property and equipment	—	(680)	(250)	—	(930)
Operating profit	—	64,710	25,990	—	90,700
Other income (expense), net:
Interest expense	(19,290)	(18,870)	(1,620)	—	(39,780)
Gain on bargain purchase	—	410	—	—	410
Other, net	—	1,910	(3,140)	—	(1,230)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(19,290)	48,160	21,230	—	50,100
Income tax (expense) benefit	6,750	(19,820)	(5,730)	—	(18,800)
Equity in net income of subsidiaries	52,120	15,500	—	(67,620)	—
Income from continuing operations	39,580	43,840	15,500	(67,620)	31,300
Income from discontinued operations, net of income taxes	—	8,280	—	—	8,280
Net income	$39,580	$52,120	$15,500	$(67,620)	$39,580

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,190)	$29,050	$18,690	$—	35,550
Cash Flows from Investing Activities:
Capital expenditures	—	(14,950)	(8,570)	—	(23,520)
Acquisition of businesses, net of cash acquired	—	(27,200)	(1,420)	—	(28,620)
Net proceeds from disposition of assets	—	2,190	50	—	2,240
Net cash used for investing activities	—	(39,960)	(9,940)	—	(49,900)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	225,000	1,520	—	226,520
Repayments of borrowings on term loan facilities	—	(249,510)	(660)	—	(250,170)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	551,900	—	—	551,900
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(547,020)	—	—	(547,020)
Debt financing fees	—	(6,680)			(6,680)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(830)	—	—	—	(830)
Proceeds from exercise of stock options	960	—	—	—	960
Excess tax benefits from stock based compensation	—	3,840	—	—	3,840
Intercompany transfers (to) from subsidiaries	12,060	18,430	(30,490)	—	—
Net cash provided by (used for) financing activities	12,190	(4,040)	(29,630)	—	(21,480)
Cash and Cash Equivalents:
Decrease for the period	—	(14,950)	(20,880)	—	(35,830)
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$120	$10,420	$—	$10,540

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,630)	$42,470	$31,760	$—	61,600
Cash Flows from Investing Activities:
Capital expenditures	—	(8,390)	(2,700)	—	(11,090)
Acquisition of businesses, net of cash acquired	—	(12,040)	(720)	—	(12,760)
Net proceeds from disposition of assets	—	14,720	—	—	14,720
Net cash used for investing activities	—	(5,710)	(3,420)	—	(9,130)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(1,950)	(8,090)	—	(10,040)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	372,840	3,590	—	376,430
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(378,000)	(4,130)	—	(382,130)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(240)	—	—	—	(240)
Proceeds from exercise of stock options	100	—	—	—	100
Excess tax benefits from stock based compensation	—	440	—	—	440
Intercompany transfers (to) from subsidiaries	12,770	(15,080)	2,310	—	—
Net cash provided by (used for) financing activities	12,630	(21,750)	(6,320)	—	(15,440)
Cash and Cash Equivalents:
Increase for the period	—	15,010	22,020	—	37,030
At beginning of period	—	300	9,180	—	9,480
At end of period	$—	$15,310	$31,200	$—	$46,510

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
Key Factors and Risks Affecting Our Reported Results.    Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through some significant changes, beginning in the fourth quarter of 2008, in which worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for our products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods. We experienced generally higher levels of economic activity during 2010, as economic conditions continued to strengthen throughout the year, helping us to generate year-over-year increases in revenue and earnings in all of our reportable segments except Aerospace & Defense. The economic recovery has continued in 2011, and has been one of the main drivers of the continued increase in our sales and profitability levels.
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
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. While we experienced local currency sales increases in both of our Cequent reportable segments in 2010 and the first nine months of 2011 compared to prior recessionary periods, we expect the current end market conditions may remain unstable, primarily for Cequent North America, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.
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

The following is a reconciliation of our net income to Adjusted EBITDA and cash flows used for operating activities for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Net income	$18,270	$12,720	$47,110	$39,580
Income tax expense	9,380	7,450	23,750	23,580
Interest expense	10,730	12,680	34,370	40,200
Depreciation and amortization	10,280	9,220	29,940	28,270
Debt extinguishment costs	—	—	3,970	—
Adjusted EBITDA, total company	$48,660	$42,070	$139,140	$131,630
Cash paid for interest	(2,640)	(5,710)	(25,350)	(27,710)
Cash paid for taxes	(3,000)	(2,990)	(12,140)	(6,260)
(Gain) loss on dispositions of property and equipment	(10)	230	(30)	(9,080)
Gain on bargain purchase	—	—	—	(410)
Non-cash compensation expense	920	290	2,580	1,050
Net change in working capital	(3,720)	(3,710)	(68,650)	(27,620)
Cash flows provided by operating activities	$40,210	$30,180	$35,550	$61,600

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended September 30, 2011 and 2010:

	Three months ended September 30,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$46,090	16.6%	$44,490	18.7%
Energy	42,690	15.4%	31,710	13.3%
Aerospace & Defense	20,330	7.3%	19,170	8.1%
Engineered Components	46,010	16.6%	30,530	12.8%
Cequent Asia Pacific	26,020	9.4%	18,280	7.7%
Cequent North America	96,520	34.8%	93,550	39.4%
Total	$277,660	100.0%	$237,730	100.0%
Gross Profit
Packaging	$17,150	37.2%	$18,250	41.0%
Energy	11,000	25.8%	8,920	28.1%
Aerospace & Defense	8,320	40.9%	6,750	35.2%
Engineered Components	10,910	23.7%	6,060	19.8%
Cequent Asia Pacific	7,880	30.3%	4,650	25.4%
Cequent North America	26,680	27.6%	27,440	29.3%
Total	$81,940	29.5%	$72,070	30.3%
Selling, General and Administrative
Packaging	$6,890	14.9%	$5,010	11.3%
Energy	6,450	15.1%	5,820	18.4%
Aerospace & Defense	2,890	14.2%	1,390	7.3%
Engineered Components	3,240	7.0%	2,740	9.0%
Cequent Asia Pacific	2,590	10.0%	2,210	12.1%
Cequent North America	17,120	17.7%	16,450	17.6%
Corporate expenses	6,990	N/A	6,510	N/A
Total	$46,170	16.6%	$40,130	16.9%
Operating Profit (Loss)
Packaging	$10,240	22.2%	$13,140	29.5%
Energy	4,560	10.7%	3,100	9.8%
Aerospace & Defense	5,420	26.7%	5,350	27.9%
Engineered Components	7,730	16.8%	3,220	10.5%
Cequent Asia Pacific	5,250	20.2%	2,430	13.3%
Cequent North America	9,580	9.9%	11,000	11.8%
Corporate expenses	(6,990)	N/A	(6,510)	N/A
Total	$35,790	12.9%	$31,730	13.3%
Adjusted EBITDA
Packaging	$13,950	30.3%	$16,010	36.0%
Energy	5,010	11.7%	3,540	11.2%
Aerospace & Defense	6,140	30.2%	5,770	30.1%
Engineered Components	8,570	18.6%	4,010	13.1%
Cequent Asia Pacific	6,240	24.0%	3,240	17.7%
Cequent North America	12,310	12.8%	14,080	15.1%
Corporate expenses	(6,150)	N/A	(6,450)	N/A
Subtotal from continuing operations	46,070	16.6%	40,200	16.9%
Discontinued operations	2,590	N/A	1,870	N/A
Total company	$48,660	17.5%	$42,070	17.7%

The following table summarizes financial information for our six current reportable segments for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$137,890	16.7%	$133,610	19.4%
Energy	125,810	15.3%	94,400	13.7%
Aerospace & Defense	60,160	7.3%	53,470	7.7%
Engineered Components	126,870	15.4%	77,810	11.3%
Cequent Asia Pacific	67,390	8.2%	57,040	8.3%
Cequent North America	306,190	37.1%	273,620	39.7%
Total	$824,310	100.0%	$689,950	100.0%
Gross Profit
Packaging	$56,340	40.9%	$54,050	40.5%
Energy	34,140	27.1%	27,150	28.8%
Aerospace & Defense	22,710	37.7%	20,030	37.5%
Engineered Components	27,400	21.6%	15,630	20.1%
Cequent Asia Pacific	17,770	26.4%	15,410	27.0%
Cequent North America	83,690	27.3%	76,530	28.0%
Total	$242,050	29.4%	$208,800	30.3%
Selling, General and Administrative
Packaging	$19,170	13.9%	$14,880	11.1%
Energy	19,230	15.3%	15,740	16.7%
Aerospace & Defense	8,650	14.4%	7,000	13.1%
Engineered Components	8,550	6.7%	6,900	8.9%
Cequent Asia Pacific	8,040	11.9%	5,960	10.4%
Cequent North America	53,040	17.3%	48,300	17.7%
Corporate expenses	20,500	N/A	18,390	N/A
Total	$137,180	16.6%	$117,170	17.0%
Operating Profit (Loss)
Packaging	$37,140	26.9%	$38,480	28.8%
Energy	14,920	11.9%	11,360	12.0%
Aerospace & Defense	14,000	23.3%	13,020	24.4%
Engineered Components	19,010	15.0%	8,630	11.1%
Cequent Asia Pacific	9,720	14.4%	9,420	16.5%
Cequent North America	30,630	10.0%	28,180	10.3%
Corporate expenses	(20,500)	N/A	(18,390)	N/A
Total	$104,920	12.7%	$90,700	13.1%
Adjusted EBITDA
Packaging	$47,090	34.2%	$47,350	35.4%
Energy	15,740	12.5%	12,640	13.4%
Aerospace & Defense	16,000	26.6%	14,780	27.6%
Engineered Components	21,640	17.1%	10,940	14.1%
Cequent Asia Pacific	12,160	18.0%	11,480	20.1%
Cequent North America	39,100	12.8%	37,810	13.8%
Corporate expenses	(19,710)	N/A	(18,390)	N/A
Subtotal from continuing operations	132,020	16.0%	116,610	16.9%
Discontinued operations	7,120	N/A	15,020	N/A
Total company	$139,140	16.9%	$131,630	19.1%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2011, compared with the three months ended September 30, 2010, were:

•	the impact of the continued upturn in economic conditions in the third quarter of 2011 compared to the third quarter of 2010, contributing to increased net sales in all six of our reportable segments;

•	market share gains and new product introductions in the third quarter of 2011, primarily within our Engineered Components, Energy and Cequent North America reportable segments;

•	the impact of our South Texas Bolt & Fitting and Innovative Molding acquisitions in our Energy and Packaging reportable segments, respectively;

•	the favorable impact of currency exchange, as our reported results were favorably impacted by stronger foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments; and

•
a mix shift of the gross and operating profit generated by and within our reportable segments, slightly lowering total Company margins as a result of the significant growth in our Energy and Engineered Components reportable segments compared to the quarter-over-quarter change in margins in the other reportable segments.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010
Overall, net sales increased approximately $39.9 million, or approximately 16.8%, to $277.7 million for the three months ended September 30, 2011, as compared with $237.7 million in the three months ended September 30, 2010. During the third quarter of 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $6.2 million was due to our Innovative Molding acquisition in our Packaging reportable segment in the third quarter of 2011 and $5.7 million was due to our South Texas Bolt & Fitting acquisition in our Energy reportable segment in the fourth quarter of 2010. In addition, net sales were favorably impacted by approximately $4.9 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to the third quarter of 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Energy, Engineered Components and Cequent North America reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 29.5% and 30.3% for the three months ended September 30, 2011 and 2010, respectively. Gross profit was favorably impacted by approximately $1.7 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. The decrease in profit margin is attributed primarily to a mix shift, as our two lowest gross profit margin reportable segments, Energy and Engineered Components, encompassed a greater percentage of total Company sales following their significant increases in sales in the third quarter of 2011 over third quarter 2010. In addition, our third quarter 2011 gross profit margin was negatively impacted by purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets and planned costs incurred and manufacturing inefficiencies related to the move to a new manufacturing facility for our Innovative Molding acquisition. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging and Engineered Components reportable segments, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 12.9% and 13.3% for the three months ended September 30, 2011 and 2010, respectively. Operating profit increased approximately $4.1 million, or 12.8%, to $35.8 million for the three months ended September 30, 2011, from $31.7 million for the three months ended September 30, 2010, primarily as a result of the higher sales levels. Operating profit was also favorably impacted by approximately $1.0 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies. Our operating margins declined, primarily due to the sales mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total sales, which more than offset the 30 basis point improvement in total Company selling, general and administrative expenses as a percentage of sales.

Interest expense decreased approximately $1.8 million, to $10.7 million, for the three months ended September 30, 2011, as compared to $12.6 million for the three months ended September 30, 2010. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 4.0% for the three months ended September 30, 2011, from 5.6% for the three months ended September 30, 2010. During the third quarter of 2010, we recorded approximately $0.6 million of interest expense related to changes in the fair value of our interest rate swaps. There were no amounts incurred during the third quarter of 2011 as the swap agreements had expired. Partially offsetting these reductions in interest expense was an increase in our weighted-average U.S. Credit Facility and accounts receivable facility borrowings to approximately $300.6 million in the three months ended September 30, 2011, from approximately $272.0 million in the three months ended September 30, 2010, primarily as a result of funding our Innovative Molding acquisition and higher capital expenditures in the third quarter of 2011 than the third quarter of 2010.
Other expense, net decreased approximately $0.7 million due to higher gains in transactions denominated in foreign currencies for the three months ended September 30, 2011 than during the three months ended September 30, 2010.
The effective income tax rates for the three months ended September 30, 2011 and 2010 were 33.7% and 37.0%, respectively. For the three months ended September 30, 2011, we recorded the favorable impact of certain tax credits that we now expect to realize and benefited from an overall lower foreign effective tax rate than for the three months ended September 30, 2010.
Net income from continuing operations increased by $5.0 million to $17.0 million for the three months ended September 30, 2011 from $12.0 million for the three months ended September 30, 2010 primarily as a result of higher sales levels year-over-year, which helped to generate $4.1 million increased operating profit. The $4.1 million increase in operating profit, plus the $1.8 million reduction in interest expense, primarily due to lower weighted-average interest rates on U.S. variable-rate borrowings, plus the $0.7 million higher gains on transactions denominated in foreign currencies, less the $1.6 million increase in income taxes, primarily related to the higher earnings in the third quarter of 2011 compared to the third quarter of 2010, all resulted in the increase in net income in the third quarter of 2011 compared to the third quarter of 2010.
Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.6% and 16.9% for the three months ended September 30, 2011 and 2010, respectively. Adjusted EBITDA from continuing operations increased approximately $5.9 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, consistent with the change in operating profit between years after consideration of approximately $1.0 million higher depreciation and amortization expense and $0.7 million higher gains on transactions denominated in foreign currencies in the third quarter of 2011 than the third quarter of 2010.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $1.6 million, or 3.6%, to $46.1 million in the three months ended September 30, 2011, as compared to $44.5 million in the three months ended September 30, 2010. Sales increased approximately $6.2 million as a result of the acquisition of Innovative Molding in August 2011. In addition, sales increased by approximately $1.3 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers decreased by approximately $4.1 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and sales of our specialty systems products decreased by approximately $1.8 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, with decreases in both categories primarily due to customer actions to actively manage down inventory levels in response to the current economic softness and uncertain end-market demand. In addition, specialty systems decreased as a result of fewer promotional programs launched in the third quarter of 2011 than the third quarter of 2010.
Packaging's gross profit decreased approximately $1.1 million to $17.2 million, or 37.2% of sales, in the three months ended September 30, 2011, as compared to $18.3 million, or 41.0% of sales, in the three months ended September 30, 2010. Although the acquisition of Innovative Molding added approximately $6.2 million of sales in the quarter, it only contributed approximately $0.4 million of gross profit, with the low margin primarily due to purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets and planned costs incurred and manufacturing inefficiencies related to the move to a new manufacturing facility. The inclusion of Innovative Molding's results of operations, including the purchase accounting and move costs, drove a 480 basis point drop in gross profit margin for this segment. After consideration of changes in gross profit related to the Innovative Molding acquisition, gross profit margins on the legacy business increased 100 basis points despite the reduction in sales levels, as the savings and efficiencies generated by our continued capital investments, productivity projects and lean initiatives within this segment more than offset the lower fixed cost absorption associated with the lower industrial and specialty product sales levels as well as higher material costs incurred in the third quarter of 2011.
Packaging's selling, general and administrative expenses increased approximately $1.9 million to $6.9 million, or 14.9% of sales, in the three months ended September 30, 2011, as compared to $5.0 million, or 11.3% of sales, in the three months ended September 30, 2010. The increase is primarily related to the incremental operating costs for Innovative Molding in addition to incremental travel, legal, finance and other diligence costs associated with consummating the deal. In addition, we have increased our sales-related and technical resources in recent months in support our sales growth initiatives.

Packaging's operating profit decreased approximately $2.9 million to $10.2 million, or 22.2% of sales, in the three months ended September 30, 2011, as compared to $13.1 million, or 29.5% of sales, in three months ended September 30, 2010, primarily due to the purchase accounting, move-related and incremental selling, general and administrative costs associated with the acquisition of Innovative Molding. In addition, operating profit decreased within our legacy business due to declines in sales levels between years, higher material costs and higher selling expenses related to our sales growth efforts, which were partially offset by our continued capital, productivity and lean initiatives which continue to generate operating savings.
Packaging's Adjusted EBITDA decreased approximately $2.1 million to $14.0 million, or 30.3% of sales, in the three months ended September 30, 2011, as compared to $16.0 million, or 36.0% of sales, in the three months ended September 30, 2010, consistent with the change in operating profit between years after consideration of $0.3 million higher depreciation and amortization expense in the third quarter of 2011 than the third quarter of 2010 and $0.2 million of gains on transactions denominated in foreign currencies incurred in the third quarter of 2011 that didn't occur in the third quarter of 2010.
Energy.    Net sales for the three months ended September 30, 2011 increased approximately $11.0 million, or 34.6%, to $42.7 million, as compared to $31.7 million in the three months ended September 30, 2010. Of this increase, approximately $5.7 million is due to the acquisition of the legacy South Texas Bolt & Fitting business in the fourth quarter of 2010, and approximately $2.0 million is due to an increase in our market share of bolts, as certain existing customers continue to award us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, we generated approximately $1.2 million in incremental sales from our new Midland, MI, Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $2.1 million to $11.0 million, or 25.8% of sales, in the three months ended September 30, 2011, as compared to $8.9 million, or 28.1% of sales, in the three months ended September 30, 2010. Gross profit margins declined year-over-year mainly due to a less favorable sales mix, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales in the third quarter of 2011 than the third quarter of 2010. In addition, as this segment continues to add new branch locations to grow its sales base, we have experienced a sales mix shift. Our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in the third quarter of 2011 than in the third quarter of 2010.
Selling, general and administrative expenses within Energy increased approximately $0.6 million to $6.5 million, or 15.1% of sales, in the three months ended September 30, 2011, as compared to $5.8 million, or 18.4% of sales, in the three months ended September 30, 2010, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $1.5 million to $4.6 million, or 10.7% of sales, in the three months ended September 30, 2011, as compared to $3.1 million, or 9.8% of sales, in the three months ended September 30, 2010, due principally to the leverage gained by higher sales levels, which was partially offset by a less favorable product mix, continued increases in sales in our new branches, which typically have lower margins as they penetrate new markets, and higher selling, general and administrative expenses in support of our growth initiatives.
Energy's Adjusted EBITDA increased $1.5 million to $5.0 million, or 11.7% of sales, in the three months ended September 30, 2011, as compared to $3.5 million, or 11.2% of sales, in the three months ended September 30, 2010, consistent with the increase in operating profit between years.
Aerospace & Defense.    Net sales for the three months ended September 30, 2011 increased approximately $1.2 million, or 6.1%, to $20.3 million, as compared to $19.2 million in the three months ended September 30, 2010. Sales in our aerospace business increased approximately $5.0 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, continuing the trend that began in the third quarter of 2010 of higher order activity in the aerospace bolt and fastener supply chain. Sales in our defense business decreased approximately $3.8 million, primarily due to decreased activity associated with managing the relocation to and establishment of the new defense facility.
Gross profit within Aerospace & Defense increased approximately $1.6 million to $8.3 million, or 40.9% of sales, in the three months ended September 30, 2011, from $6.8 million, or 35.2% of sales, in the three months ended September 30, 2010, primarily due the increase in sales levels in the aerospace business and a more favorable product sales mix, as the more profitable aerospace business comprised a larger percentage of the gross profit in the third quarter of 2011 than in the third quarter of 2010.
Selling, general and administrative expenses increased approximately $1.5 million to $2.9 million, or 14.2% of sales, in the three months ended September 30, 2011, as compared to $1.4 million, or 7.3% of sales, in the three months ended September 30, 2010. The increase in selling, general and administrative expenses was primarily due to higher costs in the aerospace business for commissions and other costs incurred in support of our growth initiatives and higher legal fee costs within our defense business.

Operating profit within Aerospace & Defense remained essentially flat at $5.4 million, or 26.7% of sales, in the three months ended September 30, 2011, as compared to $5.4 million, or 27.9% of sales, in the three months ended September 30, 2010, as the increase in gross profit due to the higher sales levels between years and more favorable product sales mix in the third quarter of 2011 more than offset the increase in selling, general and administrative expenses.
Aerospace & Defense's Adjusted EBITDA increased approximately $0.4 million to $6.1 million, or 30.2% of sales, in the three months ended September 30, 2011, as compared to $5.8 million, or 30.1% of sales, in the three months ended September 30, 2010, consistent with the increase in operating profit between years after consideration of $0.3 million higher depreciation expense in the third quarter of 2011 than the third quarter of 2010.
Engineered Components.    Net sales for the three months ended September 30, 2011 increased approximately $15.5 million, or 50.7%, to $46.0 million, as compared to $30.5 million in the three months ended September 30, 2010. Sales in our industrial cylinder business increased by approximately $8.2 million. Of this increase, approximately $3.2 million was due to market share gains, primarily of large high pressure cylinders to existing customers. The remainder of the increase was primarily due to the continued upturn in economic conditions. Sales of slow speed and compressor engines and related products increased by approximately $7.3 million, as sales of engines and engine parts increased approximately $4.3 million due to increased drilling activity as compared to the third quarter of 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $3.0 million, as we continue to introduce new products to add to our well-site content.
Gross profit within Engineered Components increased approximately $4.9 million to $10.9 million, or 23.7% of sales, in the three months ended September 30, 2011, from $6.1 million, or 19.8% of sales, in the three months ended September 30, 2010. Gross profit increased approximately $3.1 million as a result of the higher sales levels. In addition, both our industrial cylinder and engine businesses significantly increased their gross profit margins compared to the third quarter of 2010. Our industrial cylinder business experienced a more favorable product sales mix, as the growth in sales was mainly in large high pressure cylinders, which have a higher margin than small high pressure cylinders. In addition, this business continues to generate incremental savings and cost reductions from productivity projects related to the asset acquisition from Taylor Wharton in the second quarter of 2010. Our engine business continues to benefit from significant operating leverage, as their sales increased without significant additional fixed cost requirements. In addition, while the engine business experienced a less favorable sales mix in the third quarter of 2011 due to a higher percentage of sales related to lower margin engines than higher margin engines, parts and compression parts, this margin was more than made up by material cost reduction projects and improved productivity as a result of new process automation.
Selling, general and administrative expenses increased approximately $0.5 million to $3.2 million, or 7.0% of sales, in the three months ended September 30, 2011, as compared to $2.7 million, or 9.0% of sales, in the three months ended September 30, 2010, primarily as a result of increased sales and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Operating profit within Engineered Components increased $4.5 million to approximately $7.7 million, or 16.8% of sales, in the three months ended September 30, 2011, as compared to operating profit of $3.2 million, or 10.5% of sales, in the three months ended September 30, 2010, primarily due to the higher sales levels between years, higher operating leverage and productivity projects, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Engineered Components' Adjusted EBITDA increased $4.6 million to $8.6 million, or 18.6% of sales, in the three months ended September 30, 2011, as compared to $4.0 million, or 13.1% of sales, in the three months ended September 30, 2010, consistent with the increase in operating profit between years.
Cequent Asia Pacific.    Net sales increased approximately $7.7 million, or 42.3%, to $26.0 million in the three months ended September 30, 2011, as compared to $18.3 million in the three months ended September 30, 2010. Net sales were favorably impacted by approximately $3.4 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales increased approximately $4.3 million, primarily due to new original equipment customer program business awards.
Cequent Asia Pacific's gross profit increased approximately $3.2 million to $7.9 million, or 30.3% of sales, in the three months ended September 30, 2011, from approximately $4.7 million, or 25.4% of sales, in the three months ended September 30, 2010. Gross profit was favorably impacted by approximately $1.1 million of currency exchange. Excluding the impact of currency exchange, gross profit increased by approximately $2.1 million, with $1.1 million as a result of the higher sales levels between years. The remaining increase in gross profit was primarily as a result of a third quarter 2011 agreement with a customer to reimburse us for start-up costs we previously incurred for a new program and recorded as cost of sales, primarily in the second quarter of 2011.
Selling, general and administrative expenses increased approximately $0.4 million to $2.6 million, or 10.0% of sales, in the three months ended September 30, 2011, as compared to $2.2 million, or 12.1% of sales, in the three months ended September 30, 2010, primarily as a result of currency exchange, as local currency spending levels were consistent year-over-year.

Cequent Asia Pacific's operating profit increased approximately $2.8 million to approximately $5.3 million, or 20.2% of sales, in the three months ended September 30, 2011 as compared to $2.4 million, or 13.3% of net sales, in the three months ended September 30, 2010. Operating profit was favorably impacted by approximately $0.7 million of currency exchange. Excluding the impact of currency exchange, operating profit increased by $2.1 million, primarily as a result of the higher sales levels between years and the agreement with a customer to reimburse us for start-up costs previously expensed.
Cequent Asia Pacific's Adjusted EBITDA increased approximately $3.0 million to $6.2 million, or 24.0% of sales, for the three months ended September 30, 2011, from $3.2 million, or 17.7% of sales, for the three months ended September 30, 2010, consistent with the increase in operating profit between years after consideration of $0.2 million of additional depreciation expense in the third quarter of 2011 compared to the third quarter of 2010.
Cequent North America.    Net sales increased approximately $3.0 million, or 3.2% to $96.5 million in the three months ended September 30, 2011, as compared to $93.6 million in the three months ended September 30, 2010, primarily due to year-over-year increases within our retail and industrial channels. Sales in our retail channel increased approximately $1.2 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to sales to new customers. Sales within our industrial channel increased approximately $2.5 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to new customer gains. Partially offsetting these increases in retail and industrial sales was a reduction in sales to international customers of approximately $1.0 million in the third quarter of 2011 compared to the third quarter of 2010, primarily due to cautious purchasing by our European customers managing their inventory levels in light of the economic uncertainties.
Cequent North America's gross profit decreased approximately $0.8 million to $26.7 million, or 27.6% of sales, in the three months ended September 30, 2011, from approximately $27.4 million, or 29.3% of sales, in the three months ended September 30, 2010. While we continue to generate additional gross profit via productivity and alternate sourcing initiatives, and via incremental sales as we continue to gain market share and generate new customer wins, the gross profit from higher sales and the savings generated by these productivity initiatives were more than offset by reductions in gross profit due to higher steel and freight costs in the third quarter of 2011 than the third quarter of 2010, as management elected to delay certain additional sales price increases to its customers in response to continued higher steel, copper and freight costs until the fourth quarter of 2011 in order to to continue to generate market share gains, primarily in the aftermarket and industrial channels.
Selling, general and administrative expenses increased approximately $0.7 million to $17.1 million, or 17.7% of sales, in the three months ended September 30, 2011, as compared to $16.5 million, or 17.6% of sales, in the three months ended September 30, 2010, primarily as a result of new sales promotions, advertising and other costs that support our sales growth initiatives and higher sales levels in the third quarter of 2011.
Cequent North America's operating profit decreased approximately $1.4 million to $9.6 million, or 9.9% of sales, in the three months ended September 30, 2011 as compared to $11.0 million, or 11.8% of net sales, in the three months ended September 30, 2010, primarily due to reduced gross profit due to higher steel and freight costs, as well as higher selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
Cequent North America's Adjusted EBITDA decreased approximately $1.8 million to $12.3 million, or 12.8% of sales, for the three months ended September 30, 2011, from $14.1 million, or 15.1% of sales, for the three months ended September 30, 2010. After consideration of approximately $0.1 million of lower depreciation and amortization expense in the three months ended September 30, 2011 compared with the three months ended September 30, 2010, and $0.1 million higher losses on transactions denominated in foreign currencies in the three months ended September 30, 2011 than the three months ended September 30, 2010, the change in Adjusted EBITDA is consistent with the decrease in operating profit between years.
Corporate Expenses.    Corporate expenses included in operating profit and Adjusted EBITDA consist of the following:

	Three months ended September 30,
	2011	2010
	(in millions)
Corporate operating expenses	$3.3	$3.0
Employee costs and related benefits	3.7	3.5
Corporate expenses—operating profit	$7.0	$6.5
Other, net	$(0.8)	$—
Corporate expenses—Adjusted EBITDA	$6.2	$6.5

Corporate expenses included in operating profit increased approximately $0.5 million to $7.0 million for the three months ended September 30, 2011, from $6.5 million for the three months ended September 30, 2010. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily incurred due to increasing our support staff to bring certain competencies, primarily in tax and legal-related functions, in-house rather than outsourcing. Other expense, net decreased by $0.8 million for the three months ended September 30, 2011, primarily due to increased gains on transactions denominated in foreign currencies between years.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which we committed to a plan to exit the businesses in the third quarter of 2011, our medical device line of business, which was sold in May 2010, and our property management line of business, which was sold in April 2010. Income from discontinued operations, net of income taxes, was $1.3 million for the three months ended September 30, 2011, as compared to $0.8 million for the three months ended September 30, 2010. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010
Overall, net sales increased approximately $134.4 million, or approximately 19.5%, to $824.3 million for the nine months ended September 30, 2011, as compared with $690.0 million in the nine months ended September 30, 2010. During the first nine months of 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $30.0 million was due to our South Texas Bolt & Fitting,Taylor-Wharton and Innovative Molding acquisitions. In addition, net sales were favorably impacted by approximately $14.0 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to the first nine months of 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Engineered Components, Energy and Cequent North America reportable segments, our expansion into new markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 29.4% and 30.3% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in profit margin is attributed primarily to a mix shift, as the reportable segments with lower gross profit margins, Engineered Components and Energy, encompassed a greater percentage of total Company sales following their significant increases in sales in the first nine months of 2011 over the first nine months of 2010 compared to the other reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 12.7% and 13.1% for the nine months ended September 30, 2011 and 2010, respectively. Operating profit increased approximately $14.2 million, or 15.7%, to $104.9 million for the nine months ended September 30, 2011, from $90.7 million for the nine months ended September 30, 2010, primarily as a result of the higher sales levels. Our operating margins declined, primarily due to the unfavorable sales mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total Company sales, which more than offset the 40 basis point improvement in total Company selling, general and administrative expenses as a percentage of sales.
Interest expense decreased approximately $5.4 million, to $34.4 million, for the nine months ended September 30, 2011, compared to $39.8 million for the nine months ended September 30, 2010. The primary reason for the decline in interest expense is related to interest expense recorded for changes in the fair value of interest rate swaps, for which we recorded approximately $0.4 million of interest expense during the nine months ended September 30, 2011, compared to $3.5 million during the nine months ended September 30, 2010. In addition, we recognized a decrease in interest expense due to a decrease in our effective weighted average interest rate on credit agreement and accounts receivable facility borrowings to approximately 4.8%, from 5.5%, for the nine months ended September 30, 2011 and 2010, respectively. Partially offsetting these reductions was an increase in our weighted-average Credit Facility and accounts receivable facility borrowings to approximately $296.5 million in the nine months ended September 30, 2011, from approximately $287.1 million in the nine months ended September 30, 2010.
Debt extinguishment costs of approximately $4.0 million were incurred related to the refinance of our U.S. bank debt in the nine months ended September 30, 2011. No such costs were incurred during the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, we recognized an approximate $0.4 million gain on a bargain purchase associated with the asset acquisition in our industrial cylinder business. There was no bargain purchase during the nine months ended September 30, 2011.

Other expense, net remained relatively flat at $1.2 million for each of the nine months ended September 30, 2011 and 2010. During the nine months ended September 30, 2011, we incurred approximately $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions. This increase in expense was offset by an approximately $1.0 million change in gains and losses in transactions denominated in foreign currencies, as we realized $0.1 million of gains on such transactions in the nine months ended September 30, 2011, while recorded losses of $0.9 million on such transactions in the nine months ended September 30, 2010.
The effective income tax rate for the nine months ended September 30, 2011 and 2010 was 33.2% and 37.5%, respectively. During the first nine months of 2011, the Company recorded a net tax benefit of approximately $1.0 million primarily related to a change in an uncertain tax position reserve for which the statute of limitations expired, as well as certain tax credits that the Company now expects to realize.  During the first nine months of 2010, the Company recorded a tax charge of approximately $1.4 million related to certain Subpart F exceptions under U.S. tax legislation that had expired in the first quarter of 2010.

Net income from continuing operations increased by $12.4 million to $43.7 million for the nine months ended September 30, 2011 from $31.3 million for the nine months ended September 30, 2010 primarily as a result of higher sales levels year-over-year, which helped to generate $14.2 million increased operating profit. The $14.2 million increase in operating profit, plus the $5.4 million reduction in interest expense, primarily due to less interest expense recorded on changes in the fair value of our interest rate swaps, less the $4.0 million charge in the first nine months of 2011 for debt extinguishment costs incurred in connection with our U.S. bank debt refinancing, less the $0.4 million bargain purchase gain on the industrial cylinder business acquisition in the first nine months of 2010, less the $2.9 million increase in income taxes, primarily related to higher income levels in the first nine months of 2011 compared to the first nine months of 2010, all resulted in the increase in net income in the first nine months of 2011 compared to the first nine months of 2010.
Adjusted EBITDA margin from continuing operations (Adjusted EBITDA as a percentage of sales) approximated 16.0% and 16.9% for the nine months ended September 30, 2011 and 2010, respectively. Adjusted EBITDA from continuing operations increased approximately $15.4 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. After consideration of the $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions in the first nine months of 2011, the $0.4 million gain on bargain purchase related to the asset acquisition in our industrial cylinder business in the first half of 2010, the $0.1 million gains on transactions denominated in foreign currencies in the first nine months of 2011 compared to $0.9 million of losses on transactions denominated in foreign currencies in the first nine months of 2010 and $1.5 million higher depreciation and amortization expense in the first nine months of 2011 compared to the first nine months of 2010, the change in Adjusted EBITDA is consistent with the change in operating profit between years.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $4.3 million, or 3.2%, to $137.9 million in the nine months ended September 30, 2011, as compared to $133.6 million in the nine months ended September 30, 2010. Sales increased approximately $6.2 million as a result of the acquisition of Innovative Molding in August 2011. In addition, sales increased by approximately $3.8 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers increased by approximately $2.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily as a result of market share gains and the general economic recovery in 2011, primarily in the first half of 2011. Sales of our specialty dispensing products decreased approximately $8.0 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to approximately $4.9 million of swine flu-related product sales during the pandemic in 2010 and a pipeline fill of new product introductions at two significant personal care customers in 2010, both of which did not recur in the first nine months of 2011.
Packaging's gross profit increased approximately $2.3 million to $56.3 million, or 40.9% of sales, in the nine months ended September 30, 2011, as compared to $54.1 million, or 40.5% of sales, in the nine months ended September 30, 2010. Although the acquisition of Innovative Molding added approximately $6.2 million of sales in 2011, it only contributed approximately $0.4 million of gross profit, with the low margin primarily due to purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets and related to planned costs incurred and manufacturing inefficiencies related to the move to a new manufacturing facility. The inclusion of Innovative Molding's results of operations, including the purchase accounting and move costs, drove a 160 basis point drop in gross profit margin for this segment. After consideration of changes in gross profit related to the Innovative Molding acquisition, gross profit increased $1.9 million, primarily driven by favorable currency exchange of $1.8 million. This segment was able to hold gross profit dollars essentially flat in its legacy business despite a $5.7 million reduction in legacy sales levels after consideration of currency exchange, equating to almost a 200 basis point improvement in gross profit margins. This margin improvement was due to the continued savings and efficiencies generated by our continued capital investments, productivity projects and lean initiatives.

Packaging's selling, general and administrative expenses increased approximately $4.3 million to $19.2 million, or 13.9% of sales, in the nine months ended September 30, 2011, as compared to $14.9 million, or 11.1% of sales, in the nine months ended September 30, 2010. The increase is attributable to the increase in sales-related and technical resources, travel costs and sales promotions, all of which support our sales growth initiatives, and due to the incremental operating, diligence and other transaction costs associated with Innovative Molding.
Packaging's operating profit decreased $1.3 million to $37.1 million, or 26.9% of sales, in the nine months ended September 30, 2011, as compared to $38.5 million, or 28.8% of sales, in nine months ended September 30, 2010, as the increases in gross profit generated via the capital, productivity and lean projects and favorable currency exchange were more than offset by the operating profit losses associated with lower legacy business sales levels increases, higher spending levels within selling, general and administrative expenses in support of our growth initiatives, and costs incurred associated with the acquisition of Innovative Molding. In addition, this segment recorded losses on dispositions of fixed assets of $0.7 million in the first nine months of 2010 that did not recur in the first nine months of 2011.
Packaging's Adjusted EBITDA decreased approximately $0.3 million to $47.1 million, or 34.2% of sales, in the nine months ended September 30, 2011, as compared to $47.4 million, or 35.4% of sales, in the nine months ended September 30, 2010, consistent with the change in operating profit between years after consideration of $0.5 million of losses on transactions denominated in foreign currencies in the first nine months of 2010 compared to $0.1 million of gains on transactions denominated in foreign currencies in the first nine months of 2011, and $0.2 million lower depreciation expense in the first nine months of 2011 compared to the first nine months of 2010.
Energy.    Net sales for the nine months ended September 30, 2011 increased approximately $31.4 million, or 33.3%, to $125.8 million, as compared to $94.4 million in the nine months ended September 30, 2010. Of this increase, approximately $15.6 million is due to the acquisition of South Texas Bolt & Fitting in the fourth quarter of 2010, and approximately $5.5 million is due to an increase in our market share of bolts, as certain existing customers have awarded us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, approximately $3.3 million resulted from incremental sales generated by our new Midland, MI, Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. Sales also increased by approximately $0.8 million due to favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $7.0 million to $34.1 million, or 27.1% of sales, in the nine months ended September 30, 2011, as compared to $27.2 million, or 28.8% of sales, in the nine months ended September 30, 2010. Gross profit margins declined year-over-year mainly due to a sales mix shift. Our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in the first nine months of 2011 than in the first nine months of 2010. In addition, this segment experienced a less favorable product sales mix in the first nine months of 2011 than in the first nine months of 2010, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales. Also, gross profit was negatively impacted by the sale of higher-cost inventory in the first nine months of 2011 compared to the first nine months of 2010, primarily due to increases in steel costs.
Selling, general and administrative expenses within Energy increased approximately $3.5 million to $19.2 million, or 15.3% of sales, in the nine months ended September 30, 2011, as compared to $15.7 million, or 16.7% of sales, in the nine months ended September 30, 2010, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $3.6 million to $14.9 million, or 11.9% of sales, in the nine months ended September 30, 2011, as compared to $11.4 million, or 12.0% of sales, in the nine months ended September 30, 2010, due principally to the leverage gained by higher sales levels, which was partially offset by an unfavorable mix shift, with the increased new branch sales at lower margins as they penetrate new markets, higher cost inventory sales and higher selling, general and administrative expenses in support of our growth initiatives.
Energy's Adjusted EBITDA increased $3.1 million to $15.7 million, or 12.5% of sales, in the nine months ended September 30, 2011, as compared to $12.6 million, or 13.4% of sales, in the nine months ended September 30, 2010. After consideration of a $1.0 million charge recorded during the nine months ended September 30, 2011 in other expense, net related to the reduction of an indemnification asset related to an uncertain tax position, $0.7 million higher depreciation and amortization expense in the first nine months of 2011 compared to the first nine months of 2010, primarily related to the South Texas Bolt & Fitting acquisition, and $0.2 million higher losses on sales denominated in foreign currencies in the first nine months of 2011 compared to the first nine months of 2010, the change in Adjusted EBITDA was consistent with the increase in operating profit between years.

Aerospace & Defense.    Net sales for the nine months ended September 30, 2011 increased approximately $6.7 million, or 12.5%, to $60.2 million, as compared to $53.5 million in the nine months ended September 30, 2010. Sales in our aerospace business increased approximately $11.3 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, continuing the trend that began in the third quarter of 2010 of higher order activity in the aerospace bolt and fastener supply chain. Sales in our defense business decreased approximately $4.6 million, due to decreases in revenue of approximately $3.3 million primarily associated with managing the relocation to and establishment of the new defense facility and $1.3 million of revenues primarily related to the maintenance contracts on the former defense facility which ended in the first quarter of 2010.
Gross profit within Aerospace & Defense increased approximately $2.7 million to $22.7 million, or 37.7% of sales, in the nine months ended September 30, 2011, from $20.0 million, or 37.5% of sales, in the nine months ended September 30, 2010, primarily due to the higher sales levels between years. The defense business experienced a significant reduction in gross profit dollars and margin due to the shift of sales from a completed maintenance contract in 2010 to all sales in 2011 being generated by the lower margin relocation and establishment of the new defense facility program. This decline in gross profit and margin in the defense business was slightly more than offset by an increase in gross profit dollars and margin in the aerospace business, primarily as a result of a more favorable product sales mix, with our composite material products comprising a larger percentage of the net sales.
Selling, general and administrative expenses increased approximately $1.7 million to $8.7 million, or 14.4% of sales, in the nine months ended September 30, 2011, as compared to $7.0 million, or 13.1% of sales, in the nine months ended September 30, 2010, primarily due to higher costs for commissions and other costs incurred in our aerospace business in support of our growth initiatives.
Operating profit within Aerospace & Defense increased approximately $1.0 million to $14.0 million, or 23.3% of sales, in the nine months ended September 30, 2011, as compared to $13.0 million, or 24.4% of sales, in the nine months ended September 30, 2010, as increase in gross profit generated by the aerospace business more than offset the reduction in gross profit in the defense business and higher selling, general and administrative expenses.
Aerospace & Defense's Adjusted EBITDA increased approximately $1.2 million to $16.0 million, or 26.6% of sales, in the nine months ended September 30, 2011, as compared to $14.8 million, or 27.6% of sales, in the nine months ended September 30, 2010, consistent with the increase in operating profit between years after consideration of $0.2 million higher depreciation expense in the first nine months of 2011 compared to the first nine months of 2010.
Engineered Components.    Net sales for the nine months ended September 30, 2011 increased approximately $49.1 million, or 63.1%, to $126.9 million, as compared to $77.8 million in the nine months ended September 30, 2010. Sales in our industrial cylinder business increased by approximately $28.0 million. Of this increase, approximately $8.2 million was due to our Taylor-Wharton asset acquisition during the second quarter of 2010, approximately $9.5 million was due to market share gains, primarily of large high pressure cylinders to existing customers, and $1.1 million was due to new product introductions, primarily related to cellular phone tower and breathing air applications. The remainder of the increase was primarily due to the continued upturn in economic conditions. Sales of slow speed and compressor engines and related products increased by approximately $21.1 million, as sales of engines and engine parts increased approximately $12.2 million due to increased drilling activity as compared to the nine months ended September 30, 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $8.9 million, as we continue to introduce new products to add to our well-site content.
Gross profit within Engineered Components increased approximately $11.8 million to $27.4 million, or 21.6% of sales, in the nine months ended September 30, 2011, from $15.6 million, or 20.1% of sales, in the nine months ended September 30, 2010. Gross profit increased approximately $9.9 million as a result of the increase in sales levels between years. In addition, we experienced margin expansion in both our industrial cylinder and engine businesses, as their sales increased without significant additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $1.7 million to $8.6 million, or 6.7% of sales, in the nine months ended September 30, 2011, as compared to $6.9 million, or 8.9% of sales, in the nine months ended September 30, 2010, primarily as a result of increased sales and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Operating profit within Engineered Components increased $10.4 million to approximately $19.0 million, or 15.0% of sales, in the nine months ended September 30, 2011, as compared to operating profit of $8.6 million, or 11.1% of sales, in the nine months ended September 30, 2010, primarily due to the higher sales levels between years, continued production efficiencies realized and higher operating leverage, all of which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.

Engineered Components' Adjusted EBITDA increased $10.7 million to $21.6 million, or 17.1% of sales, in the nine months ended September 30, 2011, as compared to $10.9 million, or 14.1% of sales, in the nine months ended September 30, 2010, consistent with the increase in operating profit between years after consideration of approximately $0.7 million in additional depreciation expense in the first nine months of 2011 compared to the first nine months of 2010 and the $0.4 million gain on bargain purchase in the first nine months of 2010, both primarily related to the asset acquisition within our industrial cylinder business.
Cequent Asia Pacific.    Net sales increased approximately $10.4 million, or 18.1%, to $67.4 million in the nine months ended September 30, 2011, as compared to $57.0 million in the nine months ended September 30, 2010. Net sales were favorably impacted by approximately $9.4 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales increased approximately $1.0 million, as sales increases for new business awards, primarily in Thailand, were more than offset by lower consumer spending levels in Australia compared to the higher levels experienced during the first nine months of 2010, which were boosted by government stimulus incentives, and also due to the December 2010 through January 2011 Queensland, Australia flooding coupled with reduced vehicle availability as a result of the tsunami in Japan.
Cequent Asia Pacific's gross profit increased approximately $2.4 million to $17.8 million, or 26.4% of sales, in the nine months ended September 30, 2011, from approximately $15.4 million, or 27.0% of sales, in the nine months ended September 30, 2010. Gross profit was favorably impacted by approximately $2.7 million of currency exchange. Excluding the impact of currency exchange, gross profit decreased by $0.3 million, primarily due to a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $2.1 million to $8.0 million, or 11.9% of sales, in the nine months ended September 30, 2011, as compared to $6.0 million, or 10.4% of sales, in the nine months ended September 30, 2010. Of this increase, approximately $1.1 million was due to currency exchange. The remaining $1.0 million increase in selling, general and administrative expenses was primarily in support of our growth initiatives.
Cequent Asia Pacific's operating profit increased approximately $0.3 million to approximately $9.7 million, or 14.4% of sales, in the nine months ended September 30, 2011 as compared to $9.4 million, or 16.5% of net sales, in the nine months ended September 30, 2010. Operating profit was favorably impacted by approximately $1.4 million of currency exchange. Excluding the impact of currency exchange, operating profit decreased by $1.1 million, primarily as a result of the less favorable sales mix and higher spending in selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific's Adjusted EBITDA increased approximately $0.7 million to $12.2 million, or 18.0% of sales, for the nine months ended September 30, 2011, from $11.5 million, or 20.1% of sales, for the nine months ended September 30, 2010, consistent with the increase in operating profit between years after consideration of $0.7 million of additional depreciation expense in the first nine months of 2011 compared to the first nine months of 2010 and $0.3 million higher losses on transactions denominated in foreign currencies in the first nine months of 2011 compared to the first nine months of 2010.
Cequent North America.    Net sales increased approximately $32.6 million, or 11.9% to $306.2 million in the nine months ended September 30, 2011, as compared to $273.6 million in the nine months ended September 30, 2010, primarily due to year-over-year increases within our retail, original equipment, aftermarket and industrial channels, all of which were aided by the economic recovery that began in 2010 and continued through the third quarter of 2011. Sales in our retail channel increased approximately $14.2 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, with approximately 40% of the increase related to a one-time stocking order by one significant customer for a new product placement of cargo management products during the first quarter of 2011, 40% of the increase related to product sales to new customers and 20% of the increase related to market share gains at certain of our existing customers to whom we now provide additional products. Sales within our aftermarket channel increased approximately $8.1 million in the first nine months of 2011 compared to the first nine months of 2010, primarily due to market share gains and new product introductions. Sales in our industrial channel increased approximately $5.6 million in the first nine months of 2011 compared to the first nine months of 2010, primarily due to sales to new customers and higher levels of trailer‑builds, which use our towing, trailer and electrical products. Sales to original equipment manufacturers and suppliers increased approximately $5.0 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to the full run rate of sales generated from our new product launches throughout 2010.
Cequent North America's gross profit increased approximately $7.2 million to $83.7 million, or 27.3% of sales, in the nine months ended September 30, 2011, from approximately $76.5 million, or 28.0% of sales, in the nine months ended September 30, 2010, primarily due to the increase in sales levels between years and savings generated from continued productivity projects, primarily via negotiated vendor cost reductions and new process automation. However, gross profit margins declined by 70 basis points, as these increases in gross profit were partially offset by delays of certain sales price increases to customers in response to the higher commodity costs, primarily steel and copper, in order to to continue to generate market share gains, primarily in the aftermarket and industrial channels.

Selling, general and administrative expenses increased approximately $4.7 million to $53.0 million, or 17.3% of sales, in the nine months ended September 30, 2011, as compared to $48.3 million, or 17.7% of sales, in the nine months ended September 30, 2010, primarily as a result of new sales promotions, advertising commissions and other costs previously deferred that support our sales growth initiatives and higher sales levels in the first nine months of 2011. While our spending levels increased in support of the higher sales levels, selling, general and administrative expenses declined by 40 basis points year-over-year as a percentage of sales.
Cequent North America's operating profit increased approximately $2.5 million to $30.6 million, or 10.0% of sales, in the nine months ended September 30, 2011 as compared to $28.2 million, or 10.3% of net sales, in the nine months ended September 30, 2010. The increase in operating profit is due primarily to the higher sales levels and continued productivity projects, which were partially offset by the delay of certain pricing actions to customers in response to higher commodity and freight costs to continue to generate market share gains, and increased selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
Cequent North America's Adjusted EBITDA increased approximately $1.3 million to $39.1 million, or 12.8% of sales, for the nine months ended September 30, 2011, from $37.8 million, or 13.8% of sales, for the nine months ended September 30, 2010. After consideration of approximately $0.9 million of lower depreciation and amortization expense in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 and $0.1 million higher losses on transactions denominated in foreign currencies in the nine months ended September 30, 2011 than in the nine months ended September 30, 2010, the change in Adjusted EBITDA is consistent with the increase in operating profit between years.
Corporate Expenses.    Corporate expenses included in operating profit and Adjusted EBITDA consist of the following:

	Nine months ended September 30,
	2011	2010
	(in millions)
Corporate operating expenses	$8.6	$7.8
Employee costs and related benefits	11.9	10.6
Corporate expenses—operating profit	$20.5	$18.4
Other, net	(0.8)	—
Corporate expenses—Adjusted EBITDA	$19.7	$18.4

Corporate expenses included in operating profit increased approximately $2.1 million to $20.5 million for the nine months ended September 30, 2011, from $18.4 million for the nine months ended September 30, 2010. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily incurred due to increasing our support staff to bring certain competencies, primarily in tax and legal-related functions, in-house to better support our businesses' growth initiatives rather than outsourcing. Other expense, net decreased by $0.8 million for the nine months ended September 30, 2011, primarily due to gains on transactions denominated in foreign currencies.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which we committed to a plan to exit the businesses in the third quarter of 2011, our medical device line of business, which was sold in May 2010, and our property management line of business, which was sold in April 2010. Income from discontinued operations, net of income taxes, was $3.4 million for the nine months ended September 30, 2011 as compared to $8.3 million for the nine months ended September 30, 2010. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $35.6 million and $61.6 million, respectively. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2011, the Company generated $95.2 million of cash, based on the reported net income from operations of $47.1 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation, changes in deferred income taxes, debt extinguishment costs and other, net. For the nine months ended September 30, 2010, the Company generated $78.6 million in cash flows based on the reported net income of $39.6 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $39.1 million and $31.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of those sales within the quarter. Our days sales outstanding of receivables increased slightly to 52 days from 48 days as of September 30, 2011 and 2010, respectively.

•
For the nine months ended September 30, 2011, we used approximately $13.5 million of cash for investment in our inventories. Inventory levels increased primarily to support the increased sales volumes. In addition, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, ensuring we would have availability when our competitors experienced inventory shortages. For the nine months ended September 30, 2010, we used approximately $3.2 million of cash relative to our investment in inventory.

•
For the nine months ended September 30, 2011, accounts payable and accrued liabilities resulted in a net use of cash of approximately $4.8 million, as compared to a net source of cash of $19.3 million for the nine months ended September 30, 2010. The change in cash provided by or used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers, as the days of accounts payable on hand increased in 2011 as compared to 2010.

•
Prepaid expenses and other assets resulted in a use of cash of approximately $2.3 million and $1.8 million for the nine months ended September 30, 2011 and 2010, respectively, due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, to support our increased sales levels.

Net cash used for investing activities for the nine months ended September 30, 2011 and 2010 was approximately $49.9 million and $9.1 million, respectively. During the first nine months of 2011, we paid approximately $28.6 million for business acquisitions, primarily from paying $27.0 million for the stock acquisition of Innovative Molding within our Packaging reportable segment. We also incurred approximately $23.5 million for capital expenditures, which increased over the nine months ended September 30, 2010 levels as we have increased our investment in growth and productivity-related capital projects due to the economic improvements. Cash received from the disposition of assets was approximately $2.2 million. During the first nine months of 2010, we paid approximately $12.8 million for business acquisitions, primarily for the asset acquisition within our Norris Cylinder business. We also invested approximately $11.1 million in capital expenditures. Cash used for the asset purchases in 2010 was partially offset by the sale of our property management line of business, our medical device line of business and other asset dispositions of approximately $14.7 million.
Net cash used by financing activities was approximately $21.5 million and $15.4 million for the nine months ended September 30, 2011 and 2010, respectively. During the second quarter of 2011, we paid $15.0 million on our term loan per the excess cash flow provisions of our previous credit agreement. Following this payment, in June 2011, we completed the refinance of our U.S. bank debt, repaying the remaining $233.0 million term loan and borrowing $225.0 million on the new term loan facility. In addition, during the during the first nine months of 2011, we increased outstanding borrowings on our revolving credit facility by $5.0 million, and $0.6 million on our credit facility in Australia. During the first nine months of 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $5.7 million and made scheduled repayments under our U.S. and Australian term loans.

Our Debt and Other Commitments
We are party to a credit facility consisting of a $110.0 million revolving credit facility and a $225.0 million term loan facility (collectively, the "Credit Facility"). At September 30, 2011, $224.4 million was outstanding on the term loan and $5.0 million was outstanding on the revolving credit facility. The Credit Facility allows issuance of letters of credit, not to exceed $50.0 million in aggregate, against revolving credit facility commitments.
The Credit Facility also provides for incremental revolving credit facility commitments, not to exceed $125.0 million, and incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Facility, we are also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as we, on a proforma basis, after giving effect to such acquisition, are in compliance with all applicable financial covenants, as defined.
Under the Credit Facility, if, prior to June 22, 2012, we prepay the term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then we will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, we are required to make a prepayment of our term loan facility pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined. In April 2011, we prepaid $15.0 million of term loan principal under the excess cash flow sweep provision of the previous credit agreement.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our Credit Facility contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Facility require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Facility is 4.00 to 1.00 for July 1, 2011 to March 31, 2012, 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 2.65 to 1.00 at September 30, 2011. Our permitted interest expense coverage ratio under the Credit Facility is 2.50 to 1.00 for July 1, 2011 to March 31, 2012, 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 4.04 to 1.00 at September 30, 2011. At September 30, 2011, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our credit agreement, for the twelve months ended September 30, 2011:

		Less:	Add:
	Year Ended December 31, 2010	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Twelve Months Ended September 30, 2011
	(dollars in thousands)
Net income, as reported	$45,270	$39,580	$47,110	$52,800
Bank stipulated adjustments:
Interest expense, net (as defined)	52,380	40,200	34,370	46,550
Income tax expense(1)	21,450	23,580	23,750	21,620
Depreciation and amortization	37,740	28,270	29,940	39,410
Non-cash compensation expense(2)	2,180	1,050	2,580	3,710
Other non-cash expenses or losses	4,180	3,140	2,440	3,480
Non-recurring expenses or costs in connection with acquisition integration(3)	640	70	250	820
Debt extinguishment costs(4)	—	—	3,970	3,970
Non-recurring expenses or costs for cost saving projects	—	—	220	220
Negative EBITDA from discontinued operations(5)	200	150	—	50
Permitted dispositions(6)	(6,340)	(9,790)	—	3,450
Permitted acquisitions(7)	8,260	6,910	2,650	4,000
Consolidated Bank EBITDA, as defined	$165,960	$133,160	$147,280	$180,080

	September 30, 2011
	(dollars in thousands)
Total long-term debt(8)	$476,450
Aggregate funding under the receivables securitization facility	—
Total Consolidated Indebtedness, as defined	$476,450
Consolidated Bank EBITDA, as defined	$180,080
Actual leverage ratio	2.65	x
Covenant requirement	4.00	x

	Year Ended December 31, 2010	Less: Nine Months Ended September 30, 2010	Add: Nine Months Ended September 30, 2011	Twelve Months Ended June 30, 2011
	(dollars in thousands)
Interest expense, net (as reported)	$52,380	$40,200	$34,370	$46,550
Bank stipulated adjustments:
Interest income	(460)	(350)	(310)	(420)
Non-cash amounts attributable to amortization of financing costs	(2,960)	(2,210)	(2,230)	(2,980)
Pro forma adjustment for acquisitions and dispositions	4,890	4,160	700	1,430
Total Consolidated Cash Interest Expense, as defined	$53,850	$41,800	$32,530	$44,580

	September 30, 2011
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$180,080
Total Consolidated Cash Interest Expense, as defined	44,580
Actual interest expense ratio	4.04	x
Covenant requirement	2.50	x
______________________

(1)	Amount includes tax expense associated with discontinued operations.

(2)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	Not to exceed $10,000,000 in any fiscal year.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $0.5 million of acquisition deferred purchase price.

In addition to our U.S. bank debt, in Australia, we are party to a debt agreement with a bank in the amount of $10 million Australian dollars. At September 30, 2011, the balance outstanding under this agreement was approximately $0.6 million at an interest rate of 6.7%. Borrowings under this arrangement are secured by substantially all the assets of our local business which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at September 30, 2011.
Another important source of liquidity is our accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility in September 2011, increasing the committed funding from $75.0 million to $90.0 million, and reducing the margin on amounts outstanding from a range of 2.75%-3.50%, depending on leverage ratio, to a range of 1.50%-1.75% depending on the amount drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from a range of 0.50%-1.00%, depending on usage amount, to 0.45% and extended the maturity date from December 29, 2012 to September 15, 2015. We incurred approximately $0.1 million in fees and expenses to complete the amendment. We did not have any amounts outstanding under the facility as of September 30, 2011 or December 31, 2010, but had $70.3 million and $41.4 million, respectively, available but not utilized.
At September 30, 2011 and December 31, 2010, we had $5.0 million and $0.0 million, respectively, outstanding under our revolving credit capacity and had an additional $81.9 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.1 million and $23.7 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Facility, we had $152.2 million and $120.7 million, respectively, of borrowing capacity available for general corporate purposes.
Our available revolving credit capacity under the Credit Facility, after consideration of approximately $23.1 million in letters of credit outstanding related thereto, is approximately $81.9 million, while our available liquidity under our accounts receivable facility ranges from $40 million to $75 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit facilities and accounts receivable facilities during the first nine months of 2011 approximated $61.5 million, compared to the weighted average daily amounts outstanding during the first nine months of 2010 of $36.2 million. The increase in average daily amounts outstanding was primarily due to an increase in working capital to fund the higher sales levels as well as an increase in capital investment in our businesses. During the nine months ended 2011, we used approximately $28.3 million more cash on capital investment into our businesses as compared to the first nine months of 2010. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. While this is the general trend in cash flow due to seasonality, our daily average amounts outstanding increased during the third quarter of 2011 compared to the second quarter of 2011, primarily as the cash paid for the Innovative Molding acquisition and incremental capital expenditure projects more than offset the cash generated via working capital reductions for the nine months ended September 30, 2011. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $152.2 million at September 30, 2011, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
We are subject to variable interest rates on our term loan and revolving credit facility. At September 30, 2011, 1-Month LIBOR approximated 0.23%. Based on our variable rate-based borrowings outstanding at September 30, 2011, a 1% increase in 1-Month LIBOR would increase our interest expense by approximately $0.1 million annually, considering our Credit Facility term loan is subject to a 1.25% LIBOR-floor, and a 1% increase in 1-Month LIBOR would not impact our current effective interest rate on this portion of our debt, as the resulting rate would remain below the 1.25% floor.
Principal payments required under our U.S. Credit Facility term loan are: $0.6 million due each calendar quarter through March 31, 2017, and $212.1 million due on June 21, 2017.
We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at September 30, 2011, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
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
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $14.8 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.

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

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On August 24, 2011, Standard & Poor's upgraded our outlook to positive and affirmed our credit facilities, senior secured notes, and corporate credit ratings of BB, B-, and B+, respectively. On June 3, 2011, Moody's assigned a Ba2 rating to our senior secured credit facilities, and affirmed our corporate family rating at B1 and our outlook as positive; our ratings on our senior secured notes remained at B3. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
We entered 2011 cautiously optimistic that, given a continued economic recovery, we could continue to build upon the progress made in the past two years to reduce our cost structure, increase our flexibility and maintain a culture of continuous improvement in all that we do. We believe that our results through the first nine months of 2011 continue to build on the positive momentum generated in the past two years, as we benefited from continued economic recovery and experienced significant market share gains in many of our reportable segments. Given the economic recovery and the success of some of our growth initiatives, we decided to strategically increase our investments in inventory levels and capital projects in certain of our businesses to capture additional market share and expand upon our existing growth and productivity initiatives. We also decided to continue our strategic acquisitions of smaller bolt-on businesses in our key platforms, adding both synergies and geographic expansion. While we did experience a less favorable product sales mix within our reportable segments and made certain pricing decisions to aggressively price certain products to penetrate new markets and to delay certain commodity cost increases at certain customers to capture additional market share, we were able to offset much of the margin pressure with our ongoing cost savings and productivity initiatives. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure, and we have the capacity to fulfill yet higher net sales levels without incurring significant incremental fixed costs.
Our priorities remain consistent with our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, to grow revenue via new products and expand our core products in non-U.S. markets, to continue to reduce our debt leverage and to increase our available liquidity. While our existing debt structure does not have material current debt maturities, significant deterioration in general economic conditions would adversely impact our anticipated revenue growth and financial performance.

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

In September 2011, the FASB issued ASU 2011-8, "Intangibles - Goodwill and Other (Topic 350): Testing for Goodwill Impairment." ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We are currently evaluating this guidance and the potential impact of the revised standard on our annual goodwill impairment test.

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
During the quarter ended September 30, 2011, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2010 Annual Report on Form 10-K.

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
Evaluation of disclosure controls and procedures
As of September 30, 2011, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION

Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this Form 10-Q.

Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2010 Form 10-K, except for updating the risk factor related to Heartland's ownership of our voting common equity and updating the status of the union activities at our Houston, Texas facility as follows:
Heartland owns approximately 20.9% of our voting common equity.
Heartland Industrial Partners (“Heartland”) beneficially owns approximately 20.9% of our outstanding voting common equity as of September 30, 2011. As a result, Heartland has the power to strongly influence all matters submitted to our stockholders and all decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that any such transactions are in their own best interests. For example, Heartland could strongly influence our decisions to make acquisitions that increase the amount of our indebtedness, sell revenue-generating assets or strongly influence our decisions to undergo a “going private” transaction with it or one of its affiliates. So long as Heartland continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to strongly influence our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree. In addition, this concentration of ownership may have the effect of preventing, discouraging or deterring a change of control. One of our directors is the Managing Member of Heartland’s general partner.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
On November 4, 2009, we recognized the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") at our Houston, Texas facility which is included in our Energy segment, due to the Union obtaining a simple majority of authorization cards during an organizing drive. On December 10, 2009, we received a notice of filing petition for union decertification this facility. A decertification vote administered by the National Labor Relations Board occurred on August 26, 2010; however, those ballots were impounded in light of the Union's field request for review.  On August 26, 2011, the National Labor Relations Board determined that the impounded ballots from the decertification vote would not be counted.
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

10.11(k)	Amendment dated as of June 3, 2005, to Receivables Transfer Agreement.
10.12(h)	Amendment dated as of July 5, 2005, to Receivables Transfer Agreement.
10.13(n)	Amendment dated as of December 31, 2007, to Receivables Transfer Agreement.
10.14(o)	Amendment dated as of February 22, 2008, to Receivables Transfer Agreement.
10.15(t)	Amendment dated as of February 13, 2009, to Receivables Transfer Agreement.
10.16(p)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 22, 2008.
10.17(t)	TriMas Receivables Facility Amended and Restated Fee Letter dated February 13, 2009.
10.18(z)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.19(aj)	Amendment No. 1, dated as of September 15, 2011 to the Amended and Restated Receivables Purchase Agreement.

10.20(z)
Receivables Transfer Agreement, dated as of December 29, 2009, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wachovia Bank, National Association, as Administrative Agent.

10.21(aj)
Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.22(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.23(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.24(r)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.25(r)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.26(r)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.27(r)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.28(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A - Form of Sublease Agreement).
10.29(f)	2003 Form of Stock Option Agreement.
10.30(g)	Form of Indemnification Agreement.
10.31(j)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.32(q)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.33(j)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.34(k)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.35(k)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.36(k)	Management Rights Agreement.
10.37(x)	Executive Severance / Change of Control Policy.
10.38(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.39(w)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 20, 2009.
10.40(r)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of April 29, 2008.
10.41(aa)	Interest Rate Swap Transaction letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company, LLC effective as of October 28, 2009.
10.42(s)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.43(u)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.44(v)	2009 TriMas Incentive Compensation Plan.
10.45(ac)	2010 TriMas Incentive Compensation Plan.
10.46(x)	Flexible Cash Allowance Policy.
10.47(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Additional Grant.
10.48(aa)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 162(m) Conversion Grant.
10.49(aa)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Conversion and Additional Grants.
10.50(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.

10.51(ab)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.
10.52(ab)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.53(ae)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
10.54(ag)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement - 2011 Grant
10.55(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2011 Award
10.56(ag)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement - 2011 Award
10.57(ah)	2011 TriMas Corporation Omnibus Incentive Compensation Plan
10.58	Summary of Compensation for the Board of Directors of TriMas Corporation, effective August 5, 2011.
10.59	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - Board of Directors.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).
(h)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on July 6, 2005 (File No. 333-100351).
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

(z)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).
(ac)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(ae)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).
(af)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(ag)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(ah)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(ai)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on June 24, 2011 (File No. 001-10716).
(aj)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on September 21, 2011 (File No. 001-10716).

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	October 27, 2011	By:	A. Mark Zeffiro Chief Financial Officer