Form 10-K
period 2011-12-31
TRIMAS CORP
filed 2012-02-27
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-10716
__________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2011 was approximately $654.4 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 27, 2012, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 34,643,862 shares.
Portions of the Registrant's Proxy Statement for the 2011Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.    Business
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. Most of our businesses share important characteristics, including leading market shares, strong brand names, broad product offerings, established distribution networks, relatively high operating margins, relatively low capital investment requirements, product growth opportunities and strategic acquisition opportunities. We use a common operating model across TriMas and all of our businesses. The TriMas Operating Model is the framework that provides commonality and consistency across our businesses, wherever possible given the diverse nature of our businesses, and drives how we plan, budget, measure, review, incent and reward our people. It provides the foundation for determining our priorities, executing our growth and productivity initiatives and allocating capital. We believe that a majority of our 2011 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories.
Our Reportable Segments
We operate through six reportable segments which had net sales and operating profit for the year ended December 31, 2011 as follows: Packaging (net sales: $185.2 million; operating profit: $48.1 million), Energy (net sales: $166.8 million; operating profit: $19.7 million), Aerospace & Defense (net sales: $78.6 million; operating profit: $18.6 million), Engineered Components (net sales: $175.4 million; operating profit: $27.6 million), Cequent Asia Pacific (net sales: $94.3 million; operating profit: $13.9 million) and Cequent North America (net sales: $383.7 million; operating profit: $32.7 million).
In addition to our reportable segments as presented, we have discontinued certain lines of businesses over the past three years as follows, the results of which are presented as discontinued operations for all periods presented in the financial statements attached hereto:

•
During the third quarter of 2011, we committed to a plan to exit our precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment, marketing each line of business for sale. We concluded the sale of these assets in December 2011.

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

•	In the fourth quarter of 2007, we reached a decision to sell the NI Industries property management business within our Aerospace & Defense segment. The sale was completed in April 2010.
Each reportable segment has distinctive products, distribution channels, strengths and strategies, which are described below.
Packaging
We believe Packaging is a leading designer, manufacturer and distributor of specialty, highly-engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications. We believe that Packaging is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America and also has a significant presence in Europe and other international markets. Packaging manufactures high-performance, value‑added products that are designed to enhance its customers' ability to store, transport, process and dispense various products for the industrial, agricultural, food, beverage, personal care, pharmaceutical, nutraceutical and medical markets. Packaging's products include steel and plastic closure caps, drum enclosures, rings and levers, and speciality plastic closure and dispensing systems, such as pumps and specialty sprayers.
Our Packaging brands, which include Rieke®, Englass®, Rieke® Italia , Stolz® and Innovative Molding™ are well established and recognized in their respective markets.

•
Rieke®, located in Auburn, Indiana, designs and manufactures industrial closures and dispensing products in North America and Asia. We believe Rieke® has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs.

•
Englass®, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering “know-how” is applicable to the consumer dispensing market in North

America and other regions, which provides continuing significant opportunities for growth.

•
Rieke® Italia, located in Italy, specializes in ring and lever closures that are used in the European industrial market. This specialty closure system is also sold into the North American Free Trade Agreement (“NAFTA”) markets.

•
Rieke® Germany designs, manufactures and distributes products under our Stolz® brand. We believe that it is a European leader in plastic enclosures for sub-20 liter sized containers used in automotive and chemical applications.

•	Innovative Molding™, located in Rohnert Park, California, designs and manufactures specialty plastic closures for bottles and jars for the food and nutraceutical industries.
Competitive Strengths
We believe Packaging benefits from the following competitive strengths:

•
Strong Product Innovation. We believe that Packaging's research and development capability and new product focus is a competitive advantage. For 90 years, Packaging's product development programs have provided innovative and proprietary product solutions, such as the Visegrip® steel flange and plug closure, the Poly-Visegrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Packaging's emphasis upon highly-engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending. We believe that Packaging's innovative product solutions have enabled them to evolve their products to meet existing customers' needs, as well as attract new customers in a variety of end markets such as consumer, food and beverage, personal care, pharmaceutical, nutraceutical and medical.

•
Customized Solutions that Enhance Customer Loyalty and Relationships. A significant portion of Packaging's products are customized for end-users, as Packaging's products are often developed and engineered to address specific customer needs, providing real solutions for issues or problems. Packaging provides extensive in-house design and development technical staff to provide solutions to customer requirements for closures and dispensing applications. For example, the installation in customer drum and pail plants of customized, patent protected, Rieke®‑designed insertion equipment and tools that are specially designed for use on Rieke® manufactured closures and dispensers creates substantial switching costs. As a result, and because the equipment is located inside customers' plants, we are able to support competitive pricing and generate a high degree of customer loyalty. Rieke® has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

•
Leading Market Positions and Global Presence. We believe that Packaging is a leading designer and manufacturer of plastic closure caps, drum enclosures, rings and levers and dispensing systems, such as pumps and specialty sprayers. Packaging maintains a global presence, reflecting its global opportunities and increasing global customer base. The majority of Rieke®'s manufacturing facilities around the world have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products.

Strategies
We believe Packaging has significant opportunities to grow, including:

•
Product Innovation and New Applications. Rieke® has focused its research and development capabilities on North American consumer applications requiring special packaging forms and stylized containers and dispenser systems requiring a high degree of functionality and engineering, as well as continuously evolving its industrial applications. During 2011, several significant bespoke products were ongoing with current and new customers. In 2010, we launched the FLEXSPOUT IITM closure system used on five gallon pails for the paint, oil and chemical industries. We believe that this product's increased functionality, including an easy-to-use retractable pour spout, has enabled Rieke® to increase its market share. In 2009, we introduced the DuraTouch® product line of small pump sprayers used in multiple product applications. These pumps emit volumes from 100-700 mcl per stroke and are used in personal care, cosmetics and pharmaceutical markets.

•
Product Cross‑Selling Opportunities. Recently, Rieke® began to cross‑market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. In addition, Packaging's August 2011 acquisition of Innovative Molding™ has provided additional products, specialty plastic closures for bottles and jars, providing new cross-selling opportunities. We believe that, as compared with its competitors, Rieke® is able to offer a wider variety of products to its long-term North American customers at better pricing and with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke® based on these broader product offerings.

•
Increased International Presence. Packaging has increased its international manufacturing and sales presence, with advanced manufacturing capabilities in Southeast Asia, most notably China, as well as an increased sales presence in that region. We have also increased our sales coverage in Southern and Eastern Europe, as well as Latin America. By maintaining a presence in international locations, Rieke® hopes to continue to discover new markets and new applications and to capitalize on lower-cost production opportunities.

Marketing, Customers and Distribution
Packaging employs an internal sales force in the NAFTA and European regions, and uses third‑party agents and distributors in key geographic markets, including Europe, South America and Asia. Rieke®'s agents and distributors primarily sell directly to container manufacturers and to users or fillers of containers. While the point of sale may be to a container manufacturer, Rieke®, via a “pull through” strategy, calls on the container user or filler and suggests that it specify that a Rieke® product be used on its container.
To support its “pull-through” strategy, Rieke® offers more attractive pricing on products purchased directly from Rieke® and on products in which the container users or fillers specify Rieke®. Users or fillers that use or specify Rieke®'s products include industrial chemical, agricultural chemical, petroleum, paint, personal care, pharmaceutical and sanitary supply chemical companies such as BASF, Bayer, Dupont, General Electric, ICI Paints, Lucas Oil, Sherwin-Williams and PPG, among others.
Packaging's primary end customers include Boots, Costco, Design Worx, Dupont, Ecolab, Method, Pepsi, Pharmacia, Sherwin-Williams, Schering-Plough and Starbucks, as well as supplying major container manufacturers around the world such as Berenfield, BWAY, Greif and North Coast Container. Packaging maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.
Competition
Since Rieke® has a broad range of products in both closures and dispensing products, there are competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering.
In both the NAFTA and European markets, we compete with Greif Closure Systems and Technocraft in the industrial steel closure product line. In the industrial plastic 55-gallon drum closure line, our primary competitor is Greif Closure Systems in both regions. In the 5-gallon container closure market, our primary competitors are Greif Closure Systems and Bericap. Our primary competitors in the ring and lever product line are Berger, Self Industries and Technocraft. Rieke®'s dispensing products compete with those of Calmar and Airspray, while Rieke®'s specialty closures for bottles and jars compete with Rexam and Phoenix Closures.
Energy
We believe Energy is a leading manufacturer and distributor of metallic and non-metallic gaskets, as well as various types of stud bolts, industrial fasteners and specialty products for the petroleum refining, petrochemical, oil field and industrial markets. With operations principally in North America and newer locations in Europe and Asia, Lamons® supplies gaskets and complementary fasteners to both industrial original equipment manufacturers and maintenance repair operations. Our companies and brands which comprise this segment include Lamons® and South Texas Bolt & Fitting (“STBF”).
Competitive Strengths
We believe Energy benefits from the following competitive strengths:

•
Established and Extensive Distribution Channels. Our Lamons® business utilizes an established hub-and-spoke distribution system whereby our primary manufacturing facilities supply products to our own branches and highly knowledgeable network of worldwide distributors and licensees, which are located in close proximity to our primary customers. Our primary manufacturing facilities are in Houston, Texas; Hangzhou, China; Rotterdam, The Netherlands; and Faridabad, India, with an increasing number of Company-owned branches strategically located around the world to serve our global customer base. This established network of branches, enhanced by third-party distributors, allows us to add new customers in various locations or to increase distribution to existing customers with relatively small increases in incremental costs. Our experienced in-house sales support teams work with our global network of distributors and licensees to create a strong market presence in all aspects of the oil, gas and petrochemical refining industries.

•
Comprehensive Product Offering. Lamons® currently offers a full suite of gasket and bolt products to the petroleum refining, petrochemical, oil field and industrial markets. Our November 2010 acquisition of South Texas Bolt & Fitting further expanded Energy's product offering to include custom-manufactured, specialty bolts of various sizes and made-to-order configurations using specialty steels and other exotic materials. While many of the competitors manufacture and distribute either gaskets or bolts, supplying both provides Lamons® with an advantage to customers who prefer to deal with fewer suppliers. Enabled by its branch network and close proximity to its customers, Lamons'® ability to provide quick turn-around and customized solutions for its customers is also a competitive strength.

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

Strategies
We believe Energy has opportunities to grow, while reducing its cost structure, including:

•
Expansion into New Geographies. Energy has significant opportunities to grow its business by replicating its U.S branch strategy. Lamons® is presently targeting additional locations outside of the U.S. in close proximity of its global customers, and plans further penetration into Europe, Asia and North and South America. In 2011, Lamons® opened locations in Spain, Singapore, India and Midland, Michigan (U.S.). Opening locations within close proximity of its customers increases Lamons'® ability to provide better service and meet their quick turn-around needs. Lamons® has also opened additional branches in North America to better penetrate underserved markets.

•
Entry into New End Markets and Development of New Customers. Energy has opportunities to grow its business by offering its current products to new customers and new markets. Lamons® is presently targeting additional industries such as original equipment manufacturers, pulp and paper, power plants and mining.

•
Pursuit of Lower-Cost Manufacturing and Sourcing Initiatives. As Lamons® expands and develops, we believe that there will be further opportunities to reduce their cost structures through ongoing manufacturing, overhead and administrative productivity initiatives, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. In addition to its core domestic manufacturing facility in Houston, Lamons® has its own advanced manufacturing facility and sourcing capability in China and India. Multi-country manufacturing capabilities provides Lamons® flexibility to move specific manufacturing requirements amongst facilities to leverage lower cost opportunities and better serve its customers.

Marketing, Customers and Distribution
Energy relies upon a combination of direct sales forces and established networks of independent distributors and licensees with familiarity of the end users. Gaskets and bolts are supplied directly to major customers through Lamons'® sales and service facilities in major regional markets, or through a large network of independent distributors/licensees. This sales and distribution network's close proximity to the customer makes it possible for Energy to respond to customer-specific engineered applications and provide a high degree of customer service. Lamons'® overseas sales are made either through its newer sales and service facilities in China, the Netherlands, the United Kingdom, Spain, Singapore, Lamons'® licensees or through its many distributors. Significant Energy customers include ExxonMobil, Dow Chemical, McJunkin Redman, LyondellBasell, Valero, National Oilwell Varco and British Petroleum.
Competition
Energy's primary competitors include Flexitallic/Siem, Garlock (EnPro), Klinger and Lone Star. Most of Energy's competitors supply either gaskets or bolts. We believe that providing both gaskets and bolts, as well as our hub-and-spoke distribution model, gives Lamons® a competitive advantage with many customers. We believe that Lamons'® broader product portfolio and strong brand name enables Lamons® to maintain its market leadership position as one of the largest gasket and bolt suppliers to the global petroleum industry.
Aerospace & Defense
We believe Aerospace & Defense is a leading designer and manufacturer of a diverse range of products for use in focused markets within the aerospace and defense industries. This segment's products include aerospace fasteners and military munitions components to serve aircraft and weapons platforms. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Aerospace & Defense's brands include Monogram Aerospace Fasteners™ and NI Industries™ which are well established and recognized in their markets.

•
Monogram Aerospace Fasteners™. We believe Monogram Aerospace Fasteners™ (“Monogram™”) is a leading manufacturer of permanent blind bolts, screws and temporary fasteners used in commercial, business and military aircraft construction and assembly. Certain Monogram™ products contain patent protection, with additional patents pending. We believe Monogram™ is a leader in the development of blind bolt fastener technology for the aerospace industry, specifically in high-strength, rotary-actuated blind bolts. Its Visu-Lok®, Visu-Lok®II and Radial-Lok® blind bolts allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram™'s Composi-Lok®, Composi-Lok®II , Composi-Lok®3, Inconel and Ti-OSI® blind bolts are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well-suited to take advantage of the increasing use of composite materials in aircraft construction.

•
NI Industries™. NI Industries™ has utilized proprietary know-how to manufacture a variety of munitions components, including large caliber cartridge cases, for the U.S. government, as well as domestic and foreign prime contractors. We believe NI Industries™ is a leading manufacturer in its product markets, due to its unique technical capabilities in the entire metal-forming process from the acquisition of raw material to the design and fabrication of the final product. The Riverbank Army Ammunition Plant (“Riverbank”) California facility of NI Industries™ was included in the 2005 Base Realignment and Closure (“BRAC”) . NI Industries™ completed production at this facility in 2009 and worked with the U.S. government to relocate the manufacturing capability from Riverbank to the Rock Island Arsenal in Illinois. Assuming all options are exercised, NI Industries™ has a contract to operate the Rock Island facility for up to 25 years, beginning May 2011. NI Industries™ has bid on cartridge case solicitations to support U.S. and foreign military requirements. NI Industries™ could manufacture cartridge cases in 2012, subject to successful outcomes of the bid efforts. To broaden its product portfolio, NI Industries™ is currently evaluating opportunities to manufacture additional highly-engineered products, including lightweight armor panels for applications in defense, homeland security and law enforcement markets.

Strategies
We believe the businesses within the Aerospace & Defense segment have significant opportunities to grow, based on the following:

•
Strong Product Innovation. The Aerospace & Defense segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram™ has developed the next generation Composi-Lok,®offering a flush break upon installation, and is developing and testing an enlarged footprint version of the Composi-Lok,® offering improved clamping force on composite structures. The company has developed the next generation of temporary fastener, which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram™'s customer base and is increasing our share of custom-engineered purchases. In addition, NI Industries™ has teamed with Solidica, Inc. to commercialize the production of lightweight armor panels and components. NI Industries™ is also currently involved in developing manufacturing processes for new cartridge cases, such as the one for the U.S. Navy's 57mm ammunition, and other munitions components. NI Industries™ has played an important role in the development of the 155mm cartridge case to support the ammunition requirements of the U.S. Navy's DDG-1000 destroyer.

•
Entry into New Markets and Development of New Customers. The Aerospace & Defense segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In addition, Monogram™ is focused on expanding its geographic presence. NI Industries™ is targeting foreign ammunition prime contractors for cartridge cases and vehicle OEMs supporting the defense, homeland security and law enforcement markets.

•
Expansion of Product Line Offerings. Monogram™ is expanding its fastener offerings to include other aerospace fastening products and is rapidly increasing its applications and content on planes. Monogram™'s blind bolt fasteners, which allow for one-sided bolt installation, provide additional advantages as aircraft manufacturers increase automation in aircraft assembly. This trend increases the potential for the expanded use of Monogram™'s blind fasteners into non-traditional applications. NI Industries™ continues to explore highly-engineered material applications for a variety of vehicle platforms to support the U.S. military's near-term and long-term objectives.

Marketing, Customers and Distribution
Aerospace & Defenses' customers operate primarily in the aerospace and defense industries. Given the focused nature of many of our products, the Aerospace & Defense segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram™'s aerospace fasteners are sold through internal sales personnel and independent sales representatives. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as technology, quality and service‑oriented suppliers in their respective markets. Monogram™'s products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. During 2010, there was consolidation within the distribution segment of the aerospace hardware industry. While Monogram™ sells to both manufacturers and distributors, Monogram™ works directly with aircraft manufacturers to develop and test new products and improve existing products. NI Industries™ relies on its long-standing relationships with U.S. and Allied militaries, and domestic and foreign prime contractors. The close working relationship in both businesses is a necessity given the critical safety nature and regulatory environment of its customers' products. The narrow end-user base of many of these products makes it possible for this segment to respond to customer‑specific engineered applications and provide a high degree of customer service. Aerospace & Defenses' OEM and distribution customers include Airbus, Boeing, Peerless Aerospace Fasteners, Spirit Aero Systems, Wesco Aircraft Hardware, and the U.S. Army, Navy and Air Force.
Competition
This segment's primary competitors include Cherry Aerospace (PCC) and Alcoa Fastening Systems in aerospace fasteners and General Dynamics, Hellenic Defense Systems, Sloboda and Poongsang in the munitions products. We believe that Monogram™ is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. We believe that NI Industries™ is a leader in metal munitions components with significant market share in the large caliber cartridge case product segment. Aerospace & Defenses' companies supply highly engineered, non-commodity, customer-specific products that principally have large shares of small markets supplied by a limited number of competitors.
Engineered Components
We believe Engineered Components is a leading designer, manufacturer and distributor of a variety of natural gas engines and parts, compressors, gas production equipment and chemical pumps engineered for well sites for the oil and gas industry, as well as high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Engineered Components' brands include Arrow® Engine and Norris Cylinder™ which are well established and recognized in their respective markets.

•
Arrow® Engine. We believe that Arrow® Engine is a market leading provider of specialty engines and engine replacement parts for use in oil and natural gas production and other industrial and commercial markets. Arrow® Engine distributes its products through a worldwide distribution network with a particularly strong presence in the U.S. and Canada. Arrow® Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main engine lines and offers a full range of replacement parts for an additional seven engine lines, which are widely used in the energy industry and other industrial applications. Arrow® Engine has recently developed a new line of products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow® Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. In recent years, Arrow® Engine has expanded its product line to include compressors and compressor packaging, gas production equipment, meter runs and other electronic products.

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

Strategies
We believe the businesses within the Engineered Components segment have significant opportunities to grow, based on the following:

•
Strong Product Innovation. The Engineered Components segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Arrow® Engine continues to introduce new products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow® Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. The company has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market, as well as development of a natural gas compressor (“CNG”) used for CNG filling stations. Norris Cylinder™ developed a process for manufacturing ISO cylinders capable of holding higher pressure gases, and has been awarded a United Nations certification for its ISO cylinders, making Norris the first manufacturer approved to distribute ISO cylinders internationally. Norris Cylinder™ also is creating new designs for use in Hydrogen Fuel Cell applications related to Clean Energy programs.

•
Entry into New Markets and Development of New Customers. Engineered Components has significant opportunities to grow its businesses by offering its products to new customers, markets and geographies. Norris Cylinder™'s 2010 acquisition of Taylor Wharton International's Huntsville, Alabama facility added highly-engineered specialty cylinder products to its product portfolio. We believe this acquisition enabled Norris Cylinder™ to expand its product portfolio to its existing customers, while bringing new customers to Norris Cylinder™. Norris Cylinder™ is also expanding international sales of its ISO cylinders to Europe, South Africa and South America, as well as pursuing new end markets such as cylinders for use at cell towers (hydrogen fuel cells), in mine safety (breathing air and rescue chambers) and in fire suppression. Arrow® Engine continues to expand its product portfolio to serve new customers and new applications for oil and natural gas production in all areas of the industry including in shale drilling. Arrow® Engine is also expanding international sales, particularly in Mexico, Indonesia and Venezuela.

Marketing, Customers and Distribution
Engineered Components' customers operate in the oil and gas, industrial, commercial, automotive and medical equipment industries. Given the focused nature of many of our products, the Engineered Components segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Engineered Components' OEM and aftermarket customers include Above & Beyond Compression, Airgas, Air Products, Chesapeake, Desoto Gathering, Kidde-Fenwel and Weatherford.
Competition
Arrow® Engine tends to compete against lower horsepower multi-cylinder engines such as Cummins, Chevy and Ford industrial engines and electric motors. Norris Cylinder™ competes against Worthington, Beijing Tianhai Industry Co., Faber and Vitkovice Cylinders. Engineered Components' companies supply highly engineered, non-commodity, customer‑specific products and most have large shares of small markets supplied by a limited number of competitors.
Cequent Asia Pacific and Cequent North America
We believe Cequent, which includes our Cequent Asia Pacific and Cequent North America reportable segments, is a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing and trailer products including trailer wiring, lighting, braking, jacks, couplers, winches and cargo management. These products, which are similar for both Cequent Asia Pacific and Cequent North America, are designed to support all original equipment manufacturers (OEM) and aftermarket customers within the automotive, recreational, agricultural, utility, military, marine and industrial vehicle and trailer markets. We believe that Cequent's brand names and product lines are among the most recognized and extensive in the industry.
While Cequent Asia Pacific focuses its sales and manufacturing efforts in the Asia Pacific region of the world and most recently South Africa, Cequent North America is focused on North American markets. Cequent North America consists of two businesses: Cequent Performance Products ("CPP"), a leading manufacturer of aftermarket and OEM towing and trailer products and accessories, and Cequent Consumer Products ("CCP"), a leading provider of towing, trailer, vehicle protection and cargo management solutions serving the end-user through the retail customer market.
Cequent Asia Pacific and Cequent North America have positioned their product portfolios to create pricing options for entry-level to premium across all of our market channels. We believe that no other competitor features a comparable array of components and recognized brand names.
Our primary product categories are offered through a number of channels as described below:

•
The Fulton® and Bulldog® brands include trailer products and accessories, such as jacks, winches, couplers and locks. These brands are sold through independent installers, trailer OEMs, military and distributor channels serving the recreational, marine, agricultural, industrial and horse/livestock market sectors.

•
The Tekonsha® brand is the most recognized name in trailer brake controls and related electric brake components with market leading technology to assure safe towing. These products are sold through automotive, recreational and agricultural distributors and OEMs.

•
The Bargman® and Wesbar® brands are recognized names for recreational vehicle and marine lighting, respectively. Bargman® branded products include interior and exterior recreational vehicle lighting and accessories, while Wesbar® branded products include submersible and utility trailer lighting. These brands and products are sold through independent installers, trailer and recreational vehicle OEMs, wholesale distributors and marine retail specialty stores.

•
The Hayman-Reese™ brand of towing products has strong brand awareness in the Australian marketplace where it is well established at both the wholesale and retail levels of the aftermarket. Products include tow bars, electrical connectivity and trailer brake controls.

•
The Draw-Tite®, Reese® and Hidden Hitch® brands represent towing products and accessories, such as hitches, weight distribution systems, fifth wheel hitches, ball mounts, draw bars, gooseneck hitches, brake controls, wiring harnesses and T-connectors. They are sold through independent installer and distributor channels for automotive, truck and recreational vehicles.

•
The Reese® Towpower™ brand represents towing and towing accessories such as hitches, ball mounts, hitch balls, towing locks and trailering product accessories such as jacks, couplers and trailer locks which are sold through retail, automotive, sporting goods, hardware, home centers, clubs and mass merchandising channels.

•
The Highland, ROLA®, Reese CarryPower™ and Reese Outfitter® brands anchor our presence in the cargo management category. Products include bike racks, roof cross bar systems, cargo carriers, luggage boxes, car care appearance and interior protective products, rope, tie-downs, tarps, tarp straps, bungee cords, loading ramps and soft travel interior organizers which are sold through hitch installers, independent bike dealers, wholesale distributors, retail, automotive, sporting goods, hardware, home centers and mass merchandising channels.

•
The Pro Series™ and Tow Ready® brands offer Cequent the ability to meet the need for entry-level price point towing products without reducing the value of our premium brands and their position within the market. The brands include products such as receiver hitches, weight distribution systems, fifth wheel hitches, ball mounts, draw bars, trailer brake controls, cargo management, wiring harnesses and T-connectors. These products complement the premium brands in all the markets we serve.

Competitive Strengths

•
Diverse Product Portfolio of Strong Brand Names. Cequent Asia Pacific and Cequent North America both benefit from a diverse range of product offerings and do not solely rely upon any single item. By offering a wide range of products, the Cequent businesses are able to provide a complete solution to satisfy their customers' towing and cargo management needs, as well as serve diverse channels through effective brand management. We believe that the various brands mentioned above are well-known in their respective product areas and channels. In addition, we believe many of the products within Cequent Asia Pacific or Cequent North America have leading market positions.

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

•
Established Distribution Channels. Cequent Asia Pacific and Cequent North America utilize several distribution channels for sales, including OEM for trailers, OEM for vehicles, wholesale distribution, dealers, installers, specialty retailers, internet resellers and mass merchandisers. The businesses are positioned to meet all delivery requirements specified by our diverse group of customers.

•
Flexibility in Supply. As a result of significant restructuring activity completed over the past few years, most notably in Cequent North America, Cequent has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Cequent North America has the ability to produce low-volume, customized products in-house, quickly and efficiently at manufacturing facilities in both the U.S. and Mexico. Cequent North America outsources high-volume production to lower cost supply partners in Southeast Asia. Extensive sourcing arrangements with suppliers in low-cost environments enable the flexibility to choose to manufacture or source products as end-market demand fluctuates. Cequent Asia Pacific has manufacturing facilities in both Melbourne, Australia and Bangkok, Thailand.

Strategies
We believe that Cequent has opportunities to grow, including the following:

•
Enhanced Towing Solutions. As a result of its broad product portfolio, Cequent Asia Pacific and Cequent North America are well positioned to provide customers with solutions for trailering, towing and cargo management needs. Due to both segments' product breadth and depth, we believe the Cequent businesses can provide customers with compelling value propositions with superior features and convenience. In many instances, Cequent can offer more competitive pricing by providing complete sets of product rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide “one stop shopping” to customers.

•
Cross-Selling Products. We believe that Cequent Asia Pacific and Cequent North America both have significant opportunities to further introduce products into new channels of distribution. Cequent Asia Pacific and North America have developed strategies to introduce its products into new channels, including the Asian automotive manufacturer market, the retail sporting goods market, the independent bike dealer, the ATV and motorcycle market, the military and within select international markets. More specifically, Cequent Asia Pacific is focused on selling the whole product range through all channels, leveraging strong U.S. brands to broaden the local product offering and expanding its business with Thailand-based automotive OEM's.

•
Geographic Expansion. Cequent Asia Pacific has a strong business presence in Australia with its Hayman-Reese™ brand which was further enhanced with the acquisition of Parkside Towbars in 2008, providing a greater penetration into Western Australia. In addition, we have introduced products into the local market in Thailand after launching our local plant there. In 2011, Cequent Asia Pacific acquired BTM, a motor vehicle accessory unit in South Africa, further expanding its global manufacturing and sales footprint and providing additional customer support for its global customers. Cequent North America is also evaluating sales opportunities outside of North America.

•
Strong Product Innovation. Cequent North America has a history of successfully developing and launching new products with patented features. Newer introductions include F2® aluminum trailer winch, powered RV 5th wheel trailer landing gear, an ASAE compliant and newly redesigned 5th wheel hitch family, custom harnesses, programmable converters, high intensity LED work lighting and electrical accessories, and a patented and improved gooseneck coupler. In addition, Cequent is continually refreshing its existing retail products with new designs, features, innovative packaging and merchandising. Cequent Asia Pacific also continues to evolve its products and recently expanded its tubular vehicle protection product line.

Marketing, Customers and Distribution
Cequent Asia Pacific and Cequent North America employ a dedicated sales force in each of the primary channels, including automotive aftermarket, automotive OEM, industrial, military, power sports, recreational vehicle dealers, and retail including: mass merchants, auto specialty, marine specialty, hardware/home centers and catalogs. The businesses rely upon strong historical relationships, custom engineering capability, significant brand heritage, broad product offerings, superior distribution and strong merchandising methodologies to bolster its towing, trailer and accessory product sales through the OEM channel and in all aftermarket segments. Cequent North America serves customers such as Ford, Keystone Automotive, Redneck, Stag Parkway, Hyundai/KIA, John Deere, NAPA, Toyota and U-Haul, and is also well represented in mass merchant retailers like Wal-Mart, specialty retailers such as Tractor Supply, hardware home centers such as Home Depot and Lowe's, and specialty auto retailers including Advanced Auto Parts and AutoZone. Cequent Asia Pacific's customers include many automotive manufacturers and suppliers, including Toyota, Ford and Mitsubishi.
Competition
The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. Significant trailer competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. Significant electrical competitors include Hayes Brake Control Company, Hopkins Manufacturing, Peterson Industries, Grote, Optronics and Pollack. Significant towing competitors include Curt Manufacturing, Valley Towing Products, B&W, Buyers and Camco. The retail channel presents a different set of competitors that are typically not seen in our installer, OEM and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell, Smart Straps and Axius. In addition, competition in the cargo management product category primarily comes from Thule and Yakima.

Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined, strategic acquisitions. We typically seek "bolt-on" acquisitions, in which we would acquire another industry participant or product line within our industries to enhance the strengths of our core businesses. When seeking acquisition targets, we look for opportunities to supplement our existing product lines, gain access to additional distribution channels, expand our geographic footprint and achieve scale and cost efficiencies.
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
Employees and Labor Relations
As of December 31, 2011, we employed approximately 4,100 people, of which approximately 23% were unionized and approximately 40% were located outside the U.S. We currently have collective bargaining agreements covering five facilities worldwide for our continuing operations, three of which are in the United States. Employee relations have generally been satisfactory. Our previous precision tool cutting and specialty fittings lines of business, both of which were sold in December 2011 (see Note 5, "Discontinued Operations," to the audited financial statements included herein), were subject to collective bargaining agreements.
On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") regarding the duration of a neutrality agreement we have with the Union. The agreement commits us to remain generally neutral in Union organizing drives through the duration of the agreement, which concludes on June 30, 2012.
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
Environmental Matters
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Intangibles and Other Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $155.7 million at December 31, 2011, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.

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
Trademarks and Trade Names.    Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks including Draw-Tite®, Reese®, Hidden Hitch®, Bulldog®, Tekonsha®, Highland "The Pro's Brand"®, Fulton®, Wesbar®, Visu-Lok®, MonogramTM, Rieke®, Innovative Molding™, ViseGrip®, FlexSpout®, Lamons®,, South Texas Bolt and FittingTM and Arrow®, among others. Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.
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
International Operations
Approximately 18.2% of our net sales for the year ended December 31, 2011 were derived from sales by our subsidiaries located outside of the U.S., and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 28.5% of our operating net assets as of December 31, 2011 were located outside of the U.S. We operate manufacturing facilities in Australia, Thailand, Canada, China, the United Kingdom (U.K.), Italy, Germany, the Netherlands, Mexico, India and South Africa. In addition to the net sales derived from sales by our subsidiaries located outside of the U.S., we also generated approximately $132.5 million of export sales from the U.S. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 18, "Segment Information," to the audited financial statements included herein.
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
Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such we may be subject to the loss of sales and margins due to an economic downturn or recession.
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
Many of our products are sold in competitive markets. We believe that the principal points of competition in our markets are product quality and price, design and engineering capabilities, product development, conformity to customer specifications, reliability and timeliness of delivery, customer service and effectiveness of distribution. Maintaining and improving our competitive position will require continued investment by us in manufacturing, engineering, quality standards, marketing, customer service and support of our distribution networks. We may have insufficient resources in the future to continue to make such investments and, even if we make such investments, we may not be able to maintain or improve our competitive position. We also face the risk of lower-cost foreign manufacturers located in China, Southeast Asia, India and other regions competing in the markets for our products and we may be driven as a consequence of this competition to increase our investment overseas. Making overseas investments can be highly complicated and we may not always realize the advantages we anticipate from any such investments. Competitive pressure may limit the volume of products that we sell and reduce our operating margins.
Increases in our raw material or energy costs or the loss of critical suppliers could adversely affect our profitability and other financial results.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Prices for these products fluctuate with market conditions and we have experienced sporadic increases recently. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.
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
We believe that our customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. Our success depends on our ability to continue to meet our customers’ changing expectations with respect to these criteria. We anticipate that we will remain committed to product research and development, advanced manufacturing techniques and service to remain competitive, which entails significant costs. We may be unable to address technological advances, implement new and more cost-effective manufacturing techniques, or introduce new or improved products, whether in existing or new markets, so as to maintain our businesses’ competitive positions or to grow our businesses as desired.

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
We continue to have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2011, we have approximately $469.9 million of outstanding debt and approximately $173.8 million of shareholders' equity. Approximately $224.0 million of our debt bears interest at variable rates. We may experience material increases in our interest expense as a result of increases in interest rate levels generally. Our debt service payment obligations in 2011 were approximately $57.8 million and, based on amounts outstanding as of December 31, 2011, a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $0.1 million annually. Our degree of leverage and level of interest expense may have important consequences, including:

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
Our credit facility and the indenture governing our senior secured notes contain covenants that restrict our ability to:

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
At December 31, 2011, our goodwill and intangible assets were approximately $371.0 million and represented approximately 37.6% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill and/or indefinite-lived intangible asset impairments. Historically, included within our net losses for the years ended December 31, 2008 and 2007 of $136.2 million and $158.4 million, respectively, were pre-tax, non-cash goodwill and indefinite-lived impairment charges of $166.6 million and $171.2 million, respectively. While the fair value of our remaining goodwill exceeds its carrying value, and we have not recorded goodwill or intangible asset impairment charges since 2008, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.
We have a history of net losses.
While we generated net income of $60.4 million and $45.3 million for the years ended December 31, 2011 and 2010, we incurred a net loss of $0.2 million for the year ended December 31, 2009. The loss in 2009 was impacted by a loss from discontinued operations of $12.7 million. We incurred net losses for the years ended December 31, 2008 and 2007 of $136.2 million and $158.4 million, respectively. The losses in 2008 and 2007 principally resulted from pre-tax, non-cash goodwill and indefinite-lived impairment charges of $166.6 million and $171.2 million, respectively. In addition, interest expense associated with our highly leveraged capital structure, non-cash expenses such as depreciation and amortization of intangible assets and other asset impairments have had negative impact on our earnings. We may experience net losses in the future.
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
In addition, the Lamons business within our Energy reportable segment is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 8,048 claims pending at December 31, 2011, 66 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 42 of the 66 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 19 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 5 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 42 of the 66 claims sought between $50,000 and $600,000, 21 sought between $600,000 and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 42 of the 66 claims sought between $1.0 and $2.5 million, 19 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage. Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, we believe it is likely that there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of our primary insurance coverage, during which we likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid. We also may incur significant litigation costs in defending these matters in the future. We may be required to incur additional defense costs and pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses.
Our business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.
We are subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of our operations and our long history of industrial activities at certain of our current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While we must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on our business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require us to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Our growth strategy includes the impact of acquisitions. If we are unable to identify attractive acquisition candidates, successfully integrate acquired operations or realize the intended benefits of our acquisitions, we may be adversely affected.
One of our principal growth strategies is to pursue strategic acquisition opportunities. We have completed 18 acquisitions, primarily bolt-on businesses to our existing platforms, over the past 10 years. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.

Our borrowing costs may be impacted by our credit ratings developed by various rating agencies.
Two major ratings agencies, Standard & Poor's and Moody's, evaluate our credit profile on an ongoing basis and have each assigned ratings for our long-term debt. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
We have significant operating lease obligations and our failure to meet those obligations could adversely affect our financial condition.
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2011 under these operating leases was approximately $18.9 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2011, approximately 23% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase.
On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") regarding the duration of a neutrality agreement we have with the Union. The agreement commits us to remain generally neutral in Union organizing drives through the duration of the agreement, which concludes on June 30, 2012.
On August 17, 2009, the Union began an organizing drive at our facility located in Houston, Texas, which is included in our Energy segment. Since the Union obtained a simple majority of authorization cards during the organizing drive, on November 4, 2009 we recognized the Union at this facility. The recognition requires us and the Union to negotiate a first collective bargaining agreement within 180 days from the date of recognition. There is no threat of strike or work slowdown during the first collective bargaining agreement. On December 10, 2009, we received a notice of filing petition for union decertification at the Houston, Texas facility. A decertification vote administered by the National Labor Relations Board occurred on August 26, 2010; however, those ballots were impounded in light of the Union's previously field request for review. On August 26, 2011, the National Labor Relations Board announced that it would not count the impounded ballots.
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
Approximately 18.2% of our net sales for the year ended December 31, 2011 were derived from sales by our subsidiaries located outside of the U.S. We may significantly expand our international operations through internal growth and acquisitions. Sales outside of the U.S., particularly sales to emerging markets, and manufacturing in non-US countries are subject to various other risks which are not present within U.S. markets, including governmental embargoes or foreign trade restrictions such as anti-dumping duties, changes in U.S. and foreign governmental regulations, tariffs and other trade barriers, the potential for nationalization of enterprises, foreign exchange risk and other political, economic and social instability. In addition, there are tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt.
Our stock price may be subject to significant volatility due to our own results or market trends.
If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.
Heartland owns approximately 15.2% of our voting common equity.
Heartland Industrial Partners ("Heartland") beneficially owns approximately 15.2% of our outstanding voting common equity. As a result, Heartland has the power to influence all matters submitted to our stockholders and all decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that any such transactions are in their own best interests. For example, Heartland could influence our decisions to make acquisitions that increase the amount of our indebtedness, sell revenue-generating assets or influence our decisions to undergo a "going private" transaction with it or one of its affiliates. So long as Heartland continues to own a significant amount of the outstanding shares of our common stock, it will continue to be able to influence our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree. In addition, this concentration of ownership may have the effect of facilitating or deterring a change of control. One of our directors is the Managing Member of Heartland's general partner. Heartland also has the right to require us to file a registration statement with the SEC for purposes of registering for sale to the public some or all of the common stock of ours that it owns. See Item 13, "Certain Relationships and Related Transactions and Director Independence," within this Form 10-K for further information.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2012 through 2022 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease through June 2015. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.

The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal reportable segment utilizing such facilities as of December 31, 2011:

Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America
United States:
Arkansas:
Atkins(1)
California:
Rohnert Park(1)
Indiana:
   Auburn
   Hamilton(1)
International:
Germany:
   Neunkirchen
France:
   Trappes
Italy:
   Valmadrera,
Lecco
Mexico:
    Mexico City
United Kingdom:
    Leicester
China:
    Hangzhou(1)
	United States: Texas: Houston(1) International: Canada: Sarnia, Ontario(1) China: Hangzhou(1) India: Faridabad(1) The Netherlands: Rotterdam(1)	United States: California: Commerce(1) Illinois: Rock Island(2)	United States: Alabama: Huntsville Oklahoma: Tulsa Texas: Longview	International: Australia: Dandenong, Victoria Lyndhurst, Victoria(1) Perth, Western Australia(1) South Africa: Meyerton(1) Thailand: Chon Buri(1)	United States: Indiana: Goshen(1) Huntington(1) South Bend(1) Michigan: Plymouth(1) Tekonsha(1) Ohio: Solon(1) International: Canada: Burlington, Ontario Mexico: Juarez(1) Reynosa(1)
________________________________________

(1)	Represents a leased facility. All such leases are operating leases.

(2)	Owned by the U.S. Government and operated by our NI IndustriesTM business under a facility maintenance contract.
Item 3.    Legal Proceedings
See Note 14, "Commitments and Contingencies" included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.
Supplementary Item. Executive Officers of the Company
See Item 10, "Directors, Executive Officers and Corporate Governance," included in Part III, within this Form 10-K.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." Effective January 3, 2011, TriMas became eligible for inclusion in the NASDAQ Global Select Market. We were previously listed on the NASDAQ Global Market. As of February 20, 2012, there were 575 holders of record of our common stock.
We did not pay dividends in 2011 or 2010. Our credit facility and the indenture governing our outstanding senior secured notes restrict the payment of dividends on common stock. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 11 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this Form 10-K.
The high and low sales prices per share of our common stock by quarter, as reported on the NASDAQ through December 31, 2011, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2011
4th Quarter	$21.06	$14.04
3rd Quarter	$26.78	$13.84
2nd Quarter	$24.75	$19.73
1st Quarter	$21.91	$17.63
Year ended December 31, 2010
4th Quarter	$22.63	$14.81
3rd Quarter	$14.99	$9.62
2nd Quarter	$12.55	$6.98
1st Quarter	$7.49	$5.76
Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for securities authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares the cumulative total stockholder return from the date of our IPO through December 31, 2011 for TriMas' common stock, the Russell 2000 Index and a peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested in each of TriMas' common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.
______________

(1)	Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., Kaydon Corporation, SPX Corporation and Teleflex, Inc.

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2011. The financial data for each of the five years presented has been derived from our financial statements and notes to those financial statements, which have been audited by KPMG LLP. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements included included in Item 8 of this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(dollars and shares in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,083,960	$902,460	$777,050	$981,110	$963,530
Gross profit	317,700	271,050	204,510	254,760	262,540
Impairment of goodwill and indefinite-lived intangible assets	—	—	—	(147,430)	(171,210)
Operating profit (loss)	131,320	109,340	49,500	(54,000)	(100,790)
Income (loss) from continuing operations	50,810	38,930	12,440	(110,190)	(165,040)
Per Share Data:
Basic:
Continuing operations	$1.48	$1.15	$0.37	$(3.30)	$(5.79)
Weighted average shares	34,246	33,761	33,490	33,423	28,499
Diluted:
Continuing operations	$1.46	$1.13	$0.36	$(3.30)	$(5.79)
Weighted average shares	34,780	34,435	33,892	33,423	28,499

	Year ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$95,810	$94,960	$83,510	$31,170	$64,970
Investing activities	(25,230)	(37,850)	9,130	(33,380)	(68,910)
Financing activities	(28,030)	(20,220)	(87,070)	1,320	5,140
Balance Sheet Data:
Total assets	$986,540	$925,720	$825,780	$930,220	$1,286,060
Total debt	469,900	494,650	514,550	609,940	615,990
Goodwill and other intangibles	371,030	365,800	360,410	380,100	769,850

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
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes, beginning in late 2008, when worldwide credit markets and global economic conditions deteriorated significantly, resulting in declines in demand for our products and services. These conditions persisted throughout 2009, resulting in reductions in sales and earnings from comparable prior periods. We experienced generally higher levels of economic activity during 2010, as economic conditions continued to strengthen throughout the year, helping us to generate year-over-year increases in net sales and operating profit in all of our reportable segments except Aerospace & Defense. The economic recovery continued in 2011, and combined with significant market share gains and new product introductions, drove the increase in our year-over-year net sales levels in all six reportable segments, with operating profit levels higher year-over-year in all of our reportable segments except Packaging.
Critical factors affecting our ability to succeed include: our ability to create organic growth through product development, cross selling and extending product-line offerings, and our ability to quickly and cost-effectively introduce new products; our ability to acquire and integrate companies or products that supplement existing product lines, add new distribution channels, expand our geographic coverage or enable better absorption of overhead costs; our ability to manage our cost structure more efficiently via supply base management, internal sourcing and/or purchasing of materials, selective outsourcing and/or purchasing of support functions, working capital management, and greater leverage of our administrative functions. If we are unable to do any of the foregoing successfully, our financial condition and results of operations could be materially and adversely impacted.
There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent North America, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. We experienced decreases in sales and earnings in 2008 and 2009 as a result of an uncertain credit market and interest rate environment and rising energy costs, among other things. In the past two years, however, we have grown net sales in these segments to levels that surpass the pre-recessionary levels due to significant market share gains comprised of new and existing customers and new product introductions. Despite the sales increases in the past two years, we recognize that consumer sentiment and the end market conditions remain unstable, primarily for Cequent North America, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs, except for certain circumstances, primarily within Cequent North America, where we have intentionally kept selling prices constant for certain customers despite material price increases to earn incremental sales. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.
We report shipping and handling expenses associated with our Cequent North America reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statement of operations. As such, gross margins for the Cequent North America reportable segment may not be comparable to those of our other reportable segments, which primarily rely on third party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six reportable segments:

	Year ended December 31,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$185,240	17.1%	$171,170	19.0%	$145,060	18.7%
Energy	166,780	15.4%	129,100	14.3%	111,520	14.3%
Aerospace & Defense	78,590	7.2%	73,930	8.2%	74,420	9.6%
Engineered Components	175,350	16.2%	113,000	12.5%	73,100	9.4%
Cequent Asia Pacific	94,290	8.7%	75,990	8.4%	63,930	8.2%
Cequent North America	383,710	35.4%	339,270	37.6%	309,020	39.8%
Total	$1,083,960	100.0%	$902,460	100.0%	$777,050	100.0%
Gross Profit
Packaging	$74,350	40.1%	$70,050	40.9%	$52,920	36.5%
Energy	45,480	27.3%	36,930	28.6%	30,750	27.6%
Aerospace & Defense	29,790	37.9%	27,610	37.3%	30,290	40.7%
Engineered Components	38,920	22.2%	22,580	20.0%	10,690	14.6%
Cequent Asia Pacific	24,750	26.2%	20,450	26.9%	14,480	22.6%
Cequent North America	104,410	27.2%	93,430	27.5%	65,380	21.2%
Total	$317,700	29.3%	$271,050	30.0%	$204,510	26.3%
Selling, General and Administrative
Packaging	$26,260	14.2%	$20,450	11.9%	$19,630	13.5%
Energy	25,850	15.5%	22,170	17.2%	19,540	17.5%
Aerospace & Defense	11,070	14.1%	9,510	12.9%	8,490	11.4%
Engineered Components	11,460	6.5%	9,410	8.3%	6,460	8.8%
Cequent Asia Pacific	10,840	11.5%	8,400	11.1%	6,510	10.2%
Cequent North America	71,670	18.7%	65,540	19.3%	63,200	20.5%
Corporate expenses	29,370	N/A	24,710	N/A	22,590	N/A
Total	$186,520	17.2%	$160,190	17.8%	$146,420	18.8%
Operating Profit (Loss)
Packaging	$48,060	25.9%	$48,710	28.5%	$33,050	22.8%
Energy	19,740	11.8%	14,700	11.4%	11,140	10.0%
Aerospace & Defense	18,640	23.7%	18,090	24.5%	21,770	29.3%
Engineered Components	27,620	15.8%	12,660	11.2%	4,190	5.7%
Cequent Asia Pacific	13,900	14.7%	12,050	15.9%	7,990	12.5%
Cequent North America	32,730	8.5%	27,840	8.2%	(3,160)	(1.0)%
Corporate expenses	(29,370)	N/A	(24,710)	N/A	(25,480)	N/A
Total	$131,320	12.1%	$109,340	12.1%	$49,500	6.4%
Capital Expenditures
Packaging	$5,420	2.9%	$5,200	3.0%	$4,190	2.9%
Energy	3,710	2.2%	3,660	2.8%	1,270	1.1%
Aerospace & Defense	2,410	3.1%	1,850	2.5%	1,550	2.1%
Engineered Components	5,490	3.1%	2,780	2.5%	920	1.3%
Cequent Asia Pacific	8,780	9.3%	3,530	4.6%	750	1.2%
Cequent North America	2,400	0.6%	3,100	0.9%	2,530	0.8%
Corporate	170	N/A	230	N/A	80	N/A
Total	$28,380	2.6%	$20,350	2.3%	$11,290	1.5%

	Year ended December 31,
	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales	2009	As a Percentage of Net Sales
	(dollars in thousands)
Depreciation and Amortization
Packaging	$13,200	7.1%	$12,640	7.4%	$13,330	9.2%
Energy	2,790	1.7%	1,960	1.5%	1,860	1.7%
Aerospace & Defense	2,580	3.3%	2,330	3.2%	2,260	3.0%
Engineered Components	3,540	2.0%	2,710	2.4%	2,200	3.0%
Cequent Asia Pacific	3,860	4.1%	2,820	3.7%	2,590	4.1%
Cequent North America	12,170	3.2%	13,110	3.9%	17,140	5.5%
Corporate	150	N/A	120	N/A	110	N/A
Total	$38,290	3.5%	$35,690	4.0%	$39,490	5.1%
Results of Operations
Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
The principal factors impacting us during the year ended December 31, 2011 compared with the year ended December 31, 2010 were:

•	the impact of the continued upturn in economic conditions in 2011 compared to 2010, contributing to increased net sales in all six of our reportable segments;

•	market share gains and new product introductions in 2011, primarily within our Engineered Components, Energy and Cequent North America reportable segments;

•
the impact of our recent acquisitions, most notably South Texas Bolt & Fitting, Taylor-Wharton and Innovative Molding in our Energy, Engineered Components and Packaging reportable segments, respectively;

•	the favorable impact of currency exchange, as our reported results were favorably impacted by stronger foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments; and

•
a mix shift of the earnings generated by and within our reportable segments, resulting in slightly lower total Company gross profit margin and flat year-over-year operating profit margin due to the significant growth in our historically lower-margin Energy and Engineered Components reportable segments than within our other reportable segments.

Overall, net sales increased approximately $181.5 million, or approximately 20.1%, to $1.08 billion in 2011, as compared to $902.5 million in 2010. During 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $42.4 million was due to our South Texas Bolt & Fitting, Taylor-Wharton, Innovative Molding and BTM acquisitions. In addition, net sales were favorably impacted by approximately $14.4 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Engineered Components, Energy, and Cequent North America reportable segments, our expansion into new markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components and Cequent North America reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 29.3% and 30.0% in 2011 and 2010, respectively. The decrease in profit margin is attributed primarily to a mix shift, as the reportable segments with lower gross profit margins, Engineered Components and Energy, encompassed a greater percentage of total Company sales following their significant increases in sales in 2011 over 2010 compared to the other reportable segments. While we continue to generate significant savings from capital investments, productivity projects, and sourcing and lean initiatives, the savings from those projects has been more than offset by the mix shift, our investment in growth initiatives, economic cost increases and purchase accounting costs associated with acquisitions.

Operating profit margin (operating profit as a percentage of sales) approximated 12.1% in both 2011 and 2010. Operating profit increased $22.0 million, or 20.1%, to $131.3 million in 2011 as compared to $109.3 million in 2010, primarily as a result of the higher sales levels. Our operating margins remained flat, as the favorable impact of fixed cost reductions implemented throughout 2010 and 2011, savings generated by productivity, lean and sourcing initiatives, operating leverage gained on the higher sales levels and lower selling, general and administrative expenses as a percentage of sales, primarily due to the higher sales levels, was effectively offset by the unfavorable sales mix shift between our reportable segments, with our lower margin reportable segments comprising a larger percentage of total Company sales, and purchase accounting costs.
Interest expense decreased approximately $7.4 million, to $44.5 million in 2011, as compared to $51.8 million in 2010. The primary reason for the decline is related to interest expense recorded for interest rate swaps, for which we recorded approximately $0.4 million of interest expense in 2011, compared to $3.9 million in 2010. In addition, interest expense declined due to a decrease in our effective weighted average interest rate on our U.S. credit and accounts receivable facility borrowings to approximately 4.6% in 2011, from 5.6% in 2010, respectively. Partially offsetting these reductions was an increase in our weighted-average U.S. credit and accounts receivable facility borrowings to approximately $290.4 million in 2011, from approximately $266.7 million in 2010.
We incurred debt extinguishment costs of approximately $4.0 million in 2011 related to the refinance of our U.S. bank debt. No such costs were incurred in 2010.
Other expense, net increased approximately $2.1 million to $3.1 million in 2011, from $1.1 million in 2010. During 2011, we incurred approximately $1.0 million of expense attributable to a reduction of an indemnification asset related to uncertain tax positions and we incurred approximately $0.6 million of expense related to non-operating fixed assets to be abandoned included in our Aerospace & Defense reportable segment. In addition, we recorded a gain on bargain purchase of $0.4 million in 2010 associated with the asset acquisition in our industrial cylinder business. Foreign currency exchange losses remained essentially flat at approximately $1.2 million in 2011 and 2010. There were no other significant changes in the composition of other expense, net.
The effective income tax rate for 2011 was 36.3%, compared to 31.0% for 2010. In 2011, we reported domestic and foreign pre-tax income of approximately $49.1 million and $30.6 million, respectively. In 2011, we recorded a net tax benefit of approximately $1.0 million primarily related to a change in an uncertain tax position reserve for which the statute of limitations expired, as well as certain tax credits that we now expect to realize. In addition, we incurred tax charges of approximately $1.3 million during 2011 directly attributable to international restructuring events completed in 2011. In 2010, we recorded a $1.3 million tax benefit related to decreases in valuation allowances on certain deferred tax assets including state and foreign tax operating loss carryforwards.
Income from continuing operations increased approximately $11.9 million to $50.8 million in 2011, from $38.9 million in 2010, primarily as a result of higher sales levels year-over-year, which helped to generate $22.0 million increased operating profit. The $22.0 million increase in operating profit, plus the $7.4 million reduction in interest expense, primarily due to less interest expense recorded on our interest rate swaps, less the $4.0 million charge in 2011 for debt extinguishment costs incurred in connection with our U.S. bank debt refinancing, less the $2.1 million increase in other expense, net, primarily due to the 2011 charges for the indemnification asset amortization and non-operating fixed asset abandonment, less the $11.4 million increase in income taxes, primarily related to higher income levels in 2011 compared to 2010, all resulted in the increase in net income in 2011 compared to 2010.
See below for a discussion of operating results by reportable segment.
Packaging.  Net sales increased approximately $14.1 million, or 8.2%, to $185.2 million in 2011, as compared to $171.2 million in 2010. Sales increased approximately $15.2 million as a result of the acquisition of Innovative Molding in August 2011. In addition, net sales were favorably impacted by approximately $3.6 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Sales of our industrial closures, rings and levers increased approximately $0.4 million year-over-year, as increases in the first half of 2011 of approximately $6.4 million, primarily as a result of market share gains and the continued general economic recovery, were mostly offset by a decrease in sales of $6.0 million during the second half of 2011, resulting from lower purchases by our North American and European chemical industry customers who slowed their production levels. Sales of our specialty systems decreased by approximately $5.2 million, primarily due to approximately $4.9 million of swine flu-related product sales during the pandemic in 2010 and a pipeline fill of new product introductions at two significant personal care customers in 2010, both of which did not recur in 2011.

Packaging's gross profit increased approximately $4.3 million to $74.4 million, or 40.1% of sales in 2011, as compared to $70.1 million, or 40.9% of sales in 2010. Although the acquisition of Innovative Molding added approximately $15.2 million of sales in 2011, it only contributed approximately $2.1 million of gross profit, with the low margin primarily due to purchase accounting adjustments primarily related to step-up in value and subsequent amortization of inventory and intangible assets and to planned costs incurred and manufacturing inefficiencies related to the move to a new manufacturing facility.  The inclusion of Innovative Molding's results of operations, including the purchase accounting and move costs, drove the 80 basis point drop in gross profit margin for this segment. After consideration of changes in gross profit related to the Innovative Molding acquisition, gross profit increased $2.2 million, primarily driven by favorable currency exchange of $1.7 million. This segment was able to slightly increase gross profit dollars in its legacy business despite a $4.8 million reduction in legacy sales levels after consideration of currency exchange, equating to an approximate 150 basis point improvement in legacy business gross profit margin.  This margin improvement was due to the continued savings and efficiencies generated by our continued capital investments, productivity projects and lean initiatives.
Packaging's selling, general and administrative expenses increased approximately $5.8 million to $26.3 million, or 14.2% of sales in 2011, as compared to $20.5 million, or 11.9% of sales in 2010. The increase is attributable to the increase in sales-related and technical resources, travel costs and sales promotions, all of which support our sales growth initiatives, and due to the incremental operating, diligence and other transaction costs associated with acquisition activities.
Packaging's operating profit decreased approximately $0.7 million to $48.1 million, or 25.9% of sales in 2011, as compared to $48.7 million, or 28.5% of sales, in 2010, as the increases in gross profit generated via the capital, productivity and lean projects, the Innovative Molding acquisition and favorable currency exchange were more than offset by lower gross profit resulting from lower legacy business sales levels and higher selling, general and administrative expenses in support of our growth initiatives and costs incurred associated with acquisition activities. In addition, this segment recorded losses on dispositions of fixed assets of $0.9 million in 2010 that did not recur in 2011. Operating profit margins declined primarily due to the low margin percentage related to the Innovative Molding acquisition resulting from the purchase accounting adjustments and costs and inefficiencies related to the move to a new manufacturing facility.
Energy.    Net sales in 2011 increased approximately $37.7 million, or 29.2%, to $166.8 million, as compared to $129.1 million in 2010. Of this increase, approximately $18.0 million is due to the acquisition of South Texas Bolt & Fitting in the fourth quarter of 2010, and approximately $7.0 million is due to an increase in our market share of bolts, as certain existing customers have awarded us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, we generated approximately $4.5 million incremental year-over-year sales from our new Midland, MI, Salt Lake City, UT, Edmonton, Canada and Grimsby, UK branch facilities. Net sales were also favorably impacted by approximately $0.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $8.6 million to $45.5 million, or 27.3% of sales, in 2011, as compared to $36.9 million, or 28.6% of sales, in 2010, primarily due to higher sales levels between years. Gross profit margins declined year-over-year mainly due to a sales mix shift. Our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in 2011 than in 2010. In addition, this segment experienced a less favorable product sales mix in 2011 than in 2010, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales. Also, gross profit was negatively impacted by the sale of higher-cost inventory in 2011 compared to 2010, primarily due to increases in steel costs.
Selling, general and administrative expenses within Energy increased approximately $3.7 million to $25.9 million, or 15.5% of net sales, in 2011, as compared to $22.2 million or 17.2% of net sales, in 2010, primarily in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $5.0 million to $19.7 million, or 11.8% of sales, in 2011, as compared to $14.7 million, or 11.4% of sales, in 2010, due principally to the leverage gained by higher sales levels, which was partially offset by an unfavorable mix shift, with the increased new branch sales at lower margins as they penetrate new markets, higher cost inventory sales and higher selling, general and administrative expenses in support of our growth initiatives. Operating profit margin improved 40 basis points year-over-year primarily due to the significant increase in sales levels, the majority of which required no additional fixed costs to generate.

Aerospace & Defense.    Net sales in 2011 increased approximately $4.7 million, or 6.3%, to $78.6 million, as compared to $73.9 million in 2010. Sales in our aerospace business increased approximately $13.7 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, who continue to rebuild their inventory levels from lower levels in 2010 in response to higher build rates by the airplane frame manufacturers. Sales in our defense business decreased approximately $9.0 million, due to decreases in revenue of approximately $6.7 million primarily associated with managing the relocation to and establishment of the new defense facility and $2.3 million of revenues primarily related to the maintenance contracts on the former defense facility which ended in the first quarter of 2010.
Gross profit within Aerospace & Defense increased approximately $2.2 million to $29.8 million, or 37.9% of sales, in 2011, from $27.6 million, or 37.3% of sales, in 2010, primarily due to the increase in sales levels year-over year. Gross profit margin improved 60 basis points year-over-year, due to a combination of higher margins within our aerospace business, primarily due to productivity initiatives which focused on improving cost of quality via lean manufacturing initiatives, reducing indirect production costs and improving labor efficiencies, and reduced margins in our defense business, due to the shift of sales from a completed maintenance contract in 2010 to all sales in 2011 being generated by the lower margin relocation and establishment of the new defense facility program.
Selling, general and administrative expenses increased approximately $1.6 million to $11.1 million, or 14.1% of sales, in 2011, as compared to $9.5 million, or 12.9% of sales, in 2010, primarily due to increased wage and benefit costs incurred in support of our growth initiatives and increased sales commissions, as a higher percentage of our sales in 2011 were subject to third party commission arrangements than in 2010.
Operating profit within Aerospace & Defense increased approximately $0.6 million to $18.6 million, or 23.7% of sales, in 2011, as compared to $18.1 million, or 24.5% of sales, in 2010, as increases in profitability generated by our aerospace business due to productivity initiatives more than offset the reduction in profitability in the defense business and higher selling, general and administrative expenses.
Engineered Components.    Net sales in 2011 increased approximately $62.4 million, or 55.2%, to $175.4 million, as compared to $113.0 million in 2010. Sales in our industrial cylinder business increased by approximately $38.0 million. Of this increase, approximately $13.4 million was due to increased export sales, of which $6.4 million was to new customers, approximately $11.2 million was due to market share gains, primarily related to sales of large high pressure cylinders to existing customers and approximately $8.2 million was due to our Taylor-Wharton asset acquisition during the second quarter of 2010. The remainder of the increase was due to the continued upturn in economic conditions and new product introductions. Sales of slow speed and compressor engines and related products increased by approximately $24.4 million, as sales of engines and engine parts increased approximately $14.0 million due to increased drilling activity as compared to 2010. Sales of gas compression products and processing and meter run equipment increased by approximately $10.4 million, as we continue to introduce new products to add to our well-site content.
Gross profit within Engineered Components increased approximately $16.3 million to $38.9 million, or 22.2% of sales, in 2011, from $22.6 million, or 20.0% of sales, in 2010. Gross profit increased approximately $12.5 million as a result of the increase in sales levels between years. In addition, our gross profit margin increased by approximately 220 basis points in 2011 compared to 2010, with improvements in margin in both businesses, primarily related to productivity initiatives to reduce material costs and improved overhead absorption, as no significant additional fixed costs were required to generate the incremental sales levels.
Selling, general and administrative expenses increased approximately $2.1 million to $11.5 million, or 6.5% of sales, in 2011, as compared to $9.4 million, or 8.3% of sales, in 2010, primarily as a result of the full-year impact in 2011 of increased costs resulting from the addition of the Huntsville, AL former Taylor-Wharton facility in 2010 and incremental sales commissions and promotional spending in support of our sales growth projects. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
Operating profit within Engineered Components increased approximately $15.0 million to $27.6 million, or 15.8% of sales, in 2011, as compared to $12.7 million, or 11.2% of sales, in 2010, primarily due to the higher sales levels between years, continued productivity initiatives realized and higher fixed cost absorption, all of which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.

Cequent Asia Pacific.    Net sales increased approximately $18.3 million, or 24.1%, to $94.3 million in 2011, as compared to $76.0 million in 2010. Net sales were favorably impacted by approximately $10.0 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales increased approximately $8.3 million. Of this increase, approximately $4.9 million was due to new business awards in Thailand and $1.0 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. The economy in this region began to stabilize during late 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels in the fourth quarter of 2010 and throughout much of 2011, as consumer spending and vehicle availability increased, aiding in the year-over-year sales increase.
Cequent Asia Pacific's gross profit increased approximately $4.3 million to $24.8 million, or 26.2% of net sales in 2011, from approximately $20.5 million, or 26.9% of net sales, in 2010. Gross profit was favorably impacted by approximately $2.9 million of currency exchange. Excluding the impact of currency exchange, gross profit increased by $1.4 million, primarily due to higher sales volumes, alternate lower-cost sourcing arrangements for certain materials and additional utilization of the lower-cost manufacturing facility in Thailand, all of which were partially offset by costs incurred directly related to the move to a new manufacturing facility in Australia which is expected to be completed by mid 2012.
Cequent Asia Pacific's selling, general and administrative expenses increased approximately $2.4 million to $10.8 million, or 11.5% of sales in 2011, as compared to $8.4 million, or 11.1% of sales in 2010. Of this increase, approximately $1.1 million was due to currency exchange. The remaining $1.3 million increase in selling, general and administrative expenses was primarily related to the move to a new Australian manufacturing facility and in support of our growth initiatives, including diligence and other costs related to the fourth quarter 2011 acquisition of BTM.
Cequent Asia Pacific's operating profit increased approximately $1.9 million to $13.9 million, or 14.7% of sales, in 2011, from $12.1 million, or 15.9% of net sales in 2010. Operating profit was favorably impacted by approximately $1.5 million of currency exchange. Excluding the impact of currency exchange, operating profit increased by $0.4 million, primarily as a result of higher sales volumes and productivity and sourcing gains, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives and costs incurred related to the move to a new manufacturing facility.
Cequent North America.    Net sales increased approximately $44.4 million, or 13.1%, to $383.7 million in 2011, as compared to $339.3 million in 2010, primarily due to year-over-year increases within our retail, original equipment, aftermarket and industrial channels, all of which were aided by the economic recovery that began in 2010 and continued through 2011. Sales in our retail channel increased approximately $16.7 million in 2011 compared to 2010. Approximately 35% of the increase related to a one-time stocking order by one significant customer for a new product placement of cargo management products during the first quarter of 2011. Approximately 50% of the increase related to product sales to new customers and 15% of the increase related to market share gains at certain of our existing customers to whom we now provide additional products. Sales within our aftermarket channel increased approximately $13.0 million in 2011 compared to 2010, primarily due to market share gains and new product introductions. Sales in our industrial channel increased approximately $8.3 million in 2011 compared to 2010, primarily due to sales to new customers and higher levels of trailer‑builds, which use our towing, trailer and electrical products. Sales to automotive original equipment manufacturers and suppliers increased approximately $6.3 million in 2011 compared to 2010, primarily due to the full run rate of sales generated from our new product launches throughout 2010.
Cequent North America's gross profit increased approximately $11.0 million to $104.4 million, or 27.2% of sales, in 2011, from approximately $93.4 million, or 27.5% of sales, in 2010, primarily due to the increase in sales levels between years and savings generated from continued productivity projects, primarily via negotiated vendor cost reductions and new process automation. However, gross profit margins decreased by 30 basis points, as these increases in gross profit were partially offset by delays, primarily in the first quarter of 2011, of certain sales price increases to customers in response to the higher commodity costs, primarily steel and copper, in order to continue to generate market share gains, primarily in the aftermarket and industrial channels.
Selling, general and administrative expenses increased approximately $6.1 million to $71.7 million, or 18.7% of sales, in 2011, as compared to $65.5 million, or 19.3% of sales, in 2010, primarily as a result of new sales promotions, increased distribution costs in support of higher sales volumes and other costs deferred from 2010 into 2011 to support our sales growth initiatives. However, selling, general and administrative expenses as a percentage of sales decreased by 60 basis points year-over-year, primarily due to operating leverage gained on higher sales levels without significant additional fixed cost requirements.
Cequent North America's operating profit increased approximately $4.9 million to $32.7 million, or 8.5% of sales, in 2011, from $27.8 million, or 8.2% of net sales, in 2010. The increase in operating profit is due primarily to the higher sales levels and continued productivity projects, which were partially offset by the delay of certain pricing actions to customers in response to higher commodity and freight costs to continue to generate market share gains, and increased selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.

Corporate Expenses.    Corporate expenses and management fees included in operating profit consist of the following:

	Year ended December 31,
	2011	2010
	(in millions)
Corporate operating expenses	$11.5	$10.7
Employee costs and related benefits	17.8	13.9
Management fees and expenses	0.1	0.1
Corporate expenses	$29.4	$24.7
Corporate expenses included in operating profit increased approximately $4.7 million to $29.4 million in 2011, from $24.7 million in 2010. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily incurred due to increasing our support staff to bring certain competencies, primarily in tax and legal-related functions, in-house to more efficiently support our businesses' growth initiatives rather than outsourcing.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which we committed to a plan to exit the businesses in the third quarter of 2011, our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax expense, was $9.6 million and $6.3 million in 2011 and 2010, respectively. See Note 5, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements attached herein.
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
Overall, net sales increased approximately $125.4 million, or approximately 16.1%, to $902.5 million in 2010, as compared to $777.1 million in 2009. The main driver of the increased sales levels was the economic upturn experienced in 2010, compared to the economic recession in 2009, where sales levels dropped significantly from historical levels. In addition, we continue to introduce new products and expand into new markets, with the most significant increases in sales from these programs in our Packaging and Energy reportable segments. In addition, net sales were favorably impacted by approximately $9.9 million as a result of currency exchange, as our reported results in U.S. dollars were favorably impacted by stronger foreign currencies relative to the U.S. dollar.
Gross profit margin (gross profit as a percentage of sales) approximated 30.0% and 26.3% in 2010 and 2009, respectively. This 370 basis point improvement year-over-year is primarily due to the operating leverage associated with the higher sales levels and reduced cost structure and realization of savings from our cost reduction and alternate sourcing initiatives that began in the fourth quarter of 2008 as part of our Performance Improvement Plan, with the largest impact experienced in our Packaging, Engineered Components and both Cequent reportable segments.

Operating profit (loss) margin (operating profit (loss) as a percentage of sales) approximated 12.1% and 6.4% in 2010 and 2009, respectively. Operating profit increased approximately $59.8 million in 2010 as compared to 2009, primarily as a result of higher sales volumes and higher gross profit resulting from savings realized in connection with our Profit Improvement Plan and ongoing productivity initiatives. In addition, during 2009, we recorded charges of $5.3 million related to estimated unrecoverable lease obligations for our former Mosinee, Wisconsin facility and $2.9 million related to fees incurred under an advisory services agreement on our debt refinancing activities that did not recur in 2010. These increases in operating profit were partially offset by increases in selling, general and administrative expenses primarily in support of our growth initiatives and other new product programs.
Interest expense increased approximately $6.7 million to $51.8 million in 2010, as compared to $45.1 million in 2009. The primary drivers of the increase in interest expense were an increase in our weighted average interest rate on variable rate U.S. borrowings to approximately 5.6% during 2010, from approximately 3.9% during 2009, an unfavorable change in the fair value of our interest rate swaps of $1.6 million in 2010 compared to 2009, a $1.2 million increase in commitment fees for unused borrowings under our revolving credit facility, a $1.1 million of aggregate costs incurred under our receivables facility in 2010, which was recorded in other expense, net in 2009, and $0.7 million increased amortization of debt issue costs in 2010 compared to 2009. Partially offsetting this increase in interest rates was a decrease in our weighted-average variable rate U.S. borrowings from approximately $307.8 million in 2009 to approximately $266.7 million in 2010, as we had less need for intra-quarter borrowings due to the level of cash generated from operations. In addition, we recorded approximately $3.1 million lower interest expense related to our senior secured notes in 2010 compared to the interest on our former senior subordinated notes 2009, due primarily to a decrease in our average outstanding balance of approximately $32.0 million during 2010.
Our net gain on extinguishment of debt decreased approximately $18.0 million, as we did not incur any gains or losses on extinguishment of debt during 2010.  During 2009, we retired approximately $73.2 million face value of our former senior subordinated notes, resulting in a gross gain of $29.4 million, less $1.1 million in debt extinguishment costs. In addition, we incurred approximately $10.3 million in net debt extinguishment costs in December 2009 related to the refinance of our credit facility and senior notes.
Other expense, net decreased approximately $0.7 million to $1.1 million in 2010, from $1.8 million in 2009. During 2010, we incurred approximately $1.1 million of losses on transactions denominated in foreign currencies. During 2009, we incurred approximately $2.1 million of expenses in connection with the use of our receivables securitization facility and sales of receivables to fund working capital needs and experienced approximately $0.7 million of gains on transactions denominated in foreign currencies. There were no other individually significant amounts incurred or changes in amounts incurred in either 2010 or 2009.
The effective income tax rate for 2010 was 31.0% compared to 39.7% for 2009. In 2010, we reported domestic and foreign pre-tax income of approximately $30.0 million and $26.5 million, respectively. We recorded a $1.3 million tax benefit during 2010 related to decreases in valuation allowances on certain deferred tax assets including state and foreign tax operating loss carryforwards. In 2009, we recorded $1.1 million tax expense associated with deferred tax adjustments for prior years and tax expense of $1.7 million related to increases in valuation allowances on certain deferred tax assets, including a foreign capital loss carryforward and certain state and foreign tax operating loss carryforwards.
Net income from continuing operations increased approximately $26.5 million to income of $38.9 million in 2010, from $12.4 million in 2009, primarily as a result of higher sales levels year-over-year and increased operating profit resulting from savings realized due to our Profit Improvement Plan actions taken in 2008 and 2009. In addition, during 2009, we recorded an $18.0 million gain on debt extinguishment, a $5.3 million charge for estimated unrecoverable lease obligations and a $2.9 million advisory fee charge associated with our debt refinancing activities. The $59.8 million increase in operating profit, less a $6.7 million increase in interest expense, primarily due to higher interest rates year-over-year, less the $18.0 million debt extinguishment gain in 2009 that did not recur in 2010, plus the decrease in other expense, net of $0.7 million, plus the impact of a lower tax rate in 2010 than 2009 due to our mix of foreign versus domestic pre-tax income and other facts, resulted in the increase in net income in 2010 compared to 2009.
See below for a discussion of operating results by reportable segment.
Packaging.   Net sales increased $26.1 million, or approximately 18.0%, to $171.2 million in 2010, as compared to $145.1 million in 2009. Sales of our specialty dispensing products and new product introductions increased by approximately $8.4 million in 2010 compared to 2009, due primarily to increased sales into the personal care markets, pharmaceuticals and the food industries. Sales of our industrial closures, rings and levers increased by approximately $19.0 million in 2010 compared to 2009, primarily as a result of the continued moderate general economic recovery. Despite this recovery, core product sales in 2010 were still approximately 5-15% below historical levels. In addition, sales decreased approximately $1.3 million due to currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Packaging's gross profit increased approximately $17.1 million to $70.1 million, or 40.9% of sales, in 2010, as compared to $52.9 million, or 36.5% of sales, in 2009. Of the increase in gross profit, approximately $9.6 million relates to the increase in sales levels between years, which was partially offset by approximately $0.3 million unfavorable currency exchange. Our gross profit margin increased approximately 440 basis points in 2010 compared to 2009. The most significant drivers of this profitability increase, accounting for more than half of the year-over-year margin percentage increase, were internal labor and overhead-related productivity projects, comprising both lean initiatives and capital spending projects, designed to improve processing, throughput and overall efficiency and increase automation in our manufacturing operations. The other significant reasons for the increase in profit margin year-over-year were a more favorable product sales mix in 2010 than 2009, as medical product sales related to the swine flu epidemic comprised a larger percentage of sales in 2009 and were sold at lower margin rates, and a reduced overall material cost due to alternate sourcing or more efficient usage of certain production materials.
Packaging's selling, general and administrative costs increased approximately $0.8 million to $20.5 million, or 11.9% of sales, in 2010, as compared to $19.6 million, or 13.5% of sales, in 2009. While the spending levels increased slightly in support of our growth initiatives, this segment was able to significantly reduce selling, general and administrative expenses as a percent of sales due to its fixed cost reductions implemented throughout 2009 and into 2010.
Packaging's operating profit increased $15.7 million to $48.7 million, or 28.5% of sales, in 2010, as compared to $33.1 million, or 22.8% of sales, in 2009. The increase in operating profit between years is due primarily to the higher sales levels in 2010 compared to 2009, productivity initiatives and capital spending programs, which have improved processing and throughput, and reduced material, labor and overhead content in our products, and a more favorable product sales mix in 2010 than 2009.
Energy.    Net sales for 2010 increased approximately $17.6 million, or 15.8%, to $129.1 million, as compared to $111.5 million in 2009. Of this increase, approximately $2.8 million relates to sales generated by our new Salt Lake City, UT; Rotterdam, The Netherlands; Edmonton, Canada; and Grimsby, UK branch facilities, $2.6 million relates to the acquisition of South Texas Bolt & Fitting, completed in the fourth quarter of 2010, and $0.6 million relates to currency exchange, as our reported results in U.S. dollars were positively impacted as a result of stronger foreign currencies. The remaining increase is primarily as a result of increased levels of turn-around activity at petrochemical refineries and increased sales demand from the chemical industry, as customers continue to perform maintenance work and new programs deferred from 2009 that require our replacement and specialty gaskets and bolts. We also experienced an increase in our market share of bolts, as certain existing customers have awarded us additional bolt business as they consolidate their supply base.
Gross profit within Energy increased $6.2 million to $36.9 million, or 28.6% of sales, in 2010, as compared to $30.8 million, or 27.6% of sales in 2009. Gross profit increased approximately $4.8 million as a result of the increase in sales levels between years. In addition, the improvement in gross profit margin was the result of successful implementation of productivity and cost reduction activities at the end of 2009 and during 2010, generating realized savings of approximately $2 million to $3 million in 2010, including sourcing and inbound freight initiatives, which were partially offset by incremental air freight costs of approximately $1 million incurred as a result of overseas inventory shortages.
Selling, general and administrative expenses within Energy increased $2.6 million to $22.2 million, or 17.2% of net sales, in 2010, as compared to $19.5 million, or 17.5% of net sales, in 2009, as our spending increased in support of our increased sales levels and in support of our branch growth initiatives. However, this segment was able to lower its spending as a percentage of sales in 2010 compared to 2009 due to its fixed cost reductions implemented during 2009.
Overall, operating profit within Energy increased $3.6 million to $14.7 million, or 11.4% of sales, in 2010, as compared to $11.1 million, or 10.0% of sales, in 2009, due principally to higher sales levels and the successful implementation of productivity and cost reduction activities at the end of 2009 and during 2010, partially offset by incremental air freight costs and higher selling, general and administrative expenses in 2010 supporting our higher sales levels and branch growth initiatives.
Aerospace & Defense.    Net sales in 2010 decreased $0.5 million, or approximately 0.7%, to $73.9 million, as compared $74.4 million in 2009. Sales in our aerospace business decreased approximately $5.0 million, primarily due to lower demand from distribution customers as they sold-off their existing inventory during the first half of 2010, which more than offset increases in their purchases during the back half of 2010. In addition, we had a launch order for new products, primarily titanium screws, of approximately $4.4 million during 2009 that did not recur in 2010. Sales in our defense business increased approximately $4.5 million. Revenue primarily associated with managing the relocation and closure of the defense facility of $11.5 million more than offset the fact that we did not sell any cartridge cases and provided less related maintenance in 2010 due to the relocation of the defense facility, as compared to approximately $4.9 million of cartridge case sales with related maintenance activity in 2009, and $2.1 million lower net product sales in 2010 than 2009.

Gross profit within Aerospace & Defense decreased $2.7 million to $27.6 million, or 37.3% of sales, in 2010, from $30.3 million, or 40.7% of sales, in 2009. Gross profit decreased approximately $0.2 million as a result of the decline in sales levels between years. The primary reasons for the decline in gross profit were a less favorable product sales mix in our defense business, as 2010 sales were more heavily weighted to lower margin facility relocation management while 2009 included higher margin cartridge case sales, and lower absorption of fixed costs in our aerospace business as a result of lower production and/or sales levels over which to spread the fixed costs.
Selling, general and administrative expenses increased approximately $1.0 million to $9.5 million, or 12.9% of sales, in 2010, as compared to $8.5 million, or 11.4% of sales, in 2009, due primarily to increased legal fee costs within our defense business.
Overall, operating profit within Aerospace & Defense decreased $3.7 million to $18.1 million, or 24.5% of sales, in 2010, as compared to $21.8 million, or 29.3% of sales, in 2009, primarily due to lower sales levels, an unfavorable product sales mix in our defense business, lower absorption of fixed costs in our aerospace business and increased selling, general and administrative expenses.
Engineered Components.    Net sales in 2010 increased approximately $39.9 million, or approximately 54.6%, to $113.0 million, as compared to $73.1 million in 2009. Sales of slow speed and compressor engines and related products increased by approximately $22.8 million, as sales of engines and engine parts increased approximately $17.1 million due to increased drilling activity as compared to 2009. Sales of gas compression products and processing and meter run equipment increased by approximately $5.7 million as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased $17.1 million. Of this increase, approximately $9.8 million relates to the asset acquisition in the second quarter of 2010 and approximately $2.6 million relates to new product introductions during 2010, primarily related to cellular phone tower and breathing air applications. The remainder of the increase relates to the general economic improvement, which began to impact the cylinder business in the second half of 2010.
Gross profit within Engineered Components increased approximately $11.9 million to $22.6 million, or 20.0% of sales, in 2010, from $10.7 million, or 14.6% of sales, in 2009, as both businesses within this segment improved their gross profit dollars and margin as compared to 2009. Gross profit increased approximately $5.8 million as a result of the increase in sales levels between years. Our gross profit margin increased approximately 540 basis points in 2010 compared to 2009. The most significant drivers of this profitability increase were the productivity and cost reduction efforts implemented in 2009 and early 2010 in response to the economic slowdown in late 2008 and 2009, which the Company is now benefiting from the lower fixed cost structure and efficiencies gained from the productivity initiatives. In addition, this segment experienced low absorption of fixed costs during 2009 due to the historically low sales levels over which to spread such costs. The combination of higher sales levels and lower fixed costs in 2010 based on the aforementioned actions implemented has helped significantly with the increased gross profit margins.
Selling, general and administrative expenses increased approximately $3.0 million to $9.4 million, or 8.3% of sales, in 2010, as compared to $6.5 million, or 8.8% of sales, in 2009. This increase primarily relates to increased costs resulting from the addition of the Huntsville, AL. former Taylor-Wharton facility during 2010 and incremental sales commissions and promotional spending in support of the higher sales levels. Despite these increases, this segment was able to lower selling, general and administrative expenses as a percentage of sales in 2010 compared to 2009, due in part to both cost reduction efforts implemented in 2009 in response to the economic downturn and as a result of the significant increase in sales in 2010 that hasn't required significant additional infrastructure to support.
Operating profit within Engineered Components increased approximately $8.5 million to $12.7 million, or 11.2% of sales, in 2010, as compared to $4.2 million, or 5.7% of sales, in 2009. The increase in operating profit between years is due primarily to higher sales levels year-over-year, productivity and cost reduction efforts implemented in 2009 that have lowered this segment's cost structure and significantly higher absorption of fixed costs in 2010 compared to 2009 due to the lower fixed cost base over which to spread the higher sales levels in 2010. These increases in operating profit were partially offset by higher selling, general and administrative expenses in 2010 than 2009, primarily resulting from the asset acquisition in June 2010 in our industrial cylinders business and generally higher spending levels in support of our increased sales levels.
Cequent Asia Pacific.    Net sales increased $12.1 million, or 18.9%, to 76.0 million in 2010, as compared to $63.9 million in 2009. Net sales were favorably impacted by approximately $10.6 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, net sales increased approximately $1.5 million, as market share gains within our original equipment and aftermarket customer bases more than offset the significant boost in sales in the back half of 2009 resulting from an Australian government stimulus that was not offered in 2010.

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
Cequent Asia Pacific's operating profit increased approximately $4.1 million to $12.1 million, or 15.9% of sales, in 2010, from an operating loss of $8.0 million, or 12.5% of net sales in 2009. Of this increase, approximately $1.6 million is as a result of favorable currency exchange. The remaining increase in operating profit is as a result of higher sales levels, additional utilization of our lower-cost manufacturing plant in Thailand and our productivity initiatives. These improvements in operating profit were partially offset by higher selling, general and administrative expenses in 2010 in support of our sales growth initiatives.
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

Corporate Expenses.    Corporate expenses and management fees included in operating profit consist of the following:

	Year ended December 31,
	2010	2009
	(in millions)
Corporate operating expenses	$10.7	$10.7
Employee costs and related benefits	13.9	11.7
Management fees and expenses	0.1	3.1
Corporate expenses	$24.7	$25.5
Corporate expenses included in our operating profit decreased by approximately $0.8 million to $24.7 million in 2010, from $25.5 million in 2009. In 2009, we incurred approximately $2.9 million of costs associated with the termination of our former chief executive officer and an additional approximately $2.9 million of advisory services fees to Heartland Industrial Partners incurred in connection with our debt refinancing activities. The expected decrease based on the aforementioned two items not recurring in 2010 was mostly offset by an increase in employee costs and related benefits attributed to short and long-term incentive equity and cash compensation expense, primarily resulting from the higher attainment of compensation measures associated with the significant improvement in year-over-year sales and operating performance in 2010 compared to 2009.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which was sold in December 2011, our medical device line of business, which was sold in May 2010, our property management line of business, which was sold in April 2010 and our specialty laminates, jacketings and insulation tapes line of business, which was sold in February 2009. Income from discontinued operations, net of income tax benefit, was $6.3 million in 2010, while we incurred a loss from discontinued operations of $12.7 million in 2009. See Note 5, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included herein.
Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities in 2011 was approximately $95.8 million, as compared to $95.0 million in 2010. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
In 2011, the Company generated $109.1 million in cash flows, based on the reported net income of $60.4 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. In 2010, the Company generated $93.8 million based on the reported net income of $45.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $21.4 million and $17.2 million in 2011 and 2010, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales, as our days sales outstanding of receivables remained consistent at approximately 48 days as of December 31, 2011 and 2010.

•
We used approximately $16.8 million and $12.8 million of cash in 2011 and 2010, respectively, for investment in our inventories. Inventory levels increased primarily to support the increased sales volumes. In addition, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, ensuring we would have availability when our competitors experienced inventory shortages. While gross inventory levels are higher in 2011 than in 2010, our days sales of inventory on hand has declined to approximately 89 days in 2011 compared to 96 days in 2010, as we have not needed to make a significant investment in additional inventory in 2011 despite the 20.1% increase in sales year-over-year.

•
In 2011, accounts payable and accrued liabilities resulted in a net source of cash of approximately $25.9 million, as compared to $31.7 million in 2010. The change in cash provided by accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers, as the days of accounts payable on hand decreased slightly to 74 days in 2011 as compared to 76 days in 2010.

•
Prepaid expenses and other assets resulted in a use of cash of approximately $0.9 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, to support our increased sales levels.

Net cash used for investing activities in 2011 was approximately $25.2 million, as compared to $37.9 million in 2010. During 2011, we paid approximately $31.4 million for business acquisitions, $27.0 million of which was for the acquisition of Innovative Molding within our Packaging reportable segment. We also incurred approximately $32.6 million in capital expenditures in 2011, as we have increased our investment in growth and productivity-related capital projects due to the economic improvements. The cash used for acquisitions and capital expenditures was partially offset by the cash received from the disposition of assets of approximately $38.8 million, $36.4 million of which related to the sale of our precision tool cutting and specialty fittings lines of business. During 2010, we paid approximately $30.8 million for business acquisitions, primarily for the asset acquisition within our Norris Cylinder business and the acquisition of South Texas Bolt & Fitting within our Lamons business. We also invested approximately $21.9 million in capital expenditures. Cash used for acquisitions and capital expenditures in 2010 was partially offset by the sale of our property management line of business, our medical device line of business and other asset dispositions of approximately $14.8 million.
Net cash used by financing activities in 2011 was approximately $28.0 million, as compared to approximately $20.2 million in 2010. During the second quarter of 2011, we paid $15.0 million on our term loan per the excess cash flow sweep provisions of our previous credit agreement. Following this payment, in June 2011, we completed the refinance of our U.S. bank debt, repaying the remaining $233.0 million term loan and borrowing $225.0 million on the new term loan facility. In addition, we paid approximately $6.9 million in fees to complete the refinance of our U.S. bank debt, the subsequent increase to its revolving credit facility and for the amendment of our account receivable facility. During 2010, we decreased amounts outstanding on our revolving credit facilities by approximately $6.1 million as a result of our strong operating cash flows, as we did not require any borrowings on our available revolving credit facilities as of December 31, 2010. In addition, during 2010, we used approximately $14.7 million to pay down senior credit facilities in Australia and the U.S.
Our Debt and Other Commitments
During the second quarter of 2011, we completed the refinance of our U.S. bank debt, entering in to a new credit agreement ("Credit Agreement") consisting of a $225.0 million term loan facility and a $110.0 million revolving credit facility, whereby we were able to reduce interest costs, extend maturities and increase our available liquidity. During the fourth quarter of 2011,we received an additional $15.0 million commitment under the revolving credit facility, increasing our available liquidity. Below is a summary of the key terms under the Credit Agreement as of December 31, 2011:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Term Loan Facility	$225.0	6/21/2017	LIBOR plus 3.00% with a 1.25% LIBOR floor
Revolving Credit Facility	$125.0	6/21/2016	LIBOR plus 3.25%
The Credit Agreement also provides for incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, we are also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as we, on a proforma basis, after giving effect to such acquisition, are in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, if, prior to June 22, 2012, we prepay our term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then we will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, we may be required to prepay a portion of our term loan pursuant to an excess cash flow sweep provision, as defined, with the amount of such prepayment based on our leverage ratio, as defined. For 2011, we are required to prepay $5.0 million of the term loan under this provision, with such amount included in current maturities of long-term debt in our consolidated balance sheet. In April 2011, we prepaid $15.0 million of term loan principal under the excess cash flow sweep provision of the previous credit agreement.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our credit agreement's financial covenants. Our Credit Agreement contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 4.00 to 1.00 for July 1, 2011 to March 31, 2012, 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 2.67 to 1.00 as of December 31, 2011. Our permitted interest expense coverage ratio under the Credit Agreement is 2.50 to 1.00 for July 1, 2011 to March 31, 2012, 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 4.37 to 1.00 as of December 31, 2011. At December 31, 2011, we were in compliance with our financial covenants.
The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2011.

Year ended December 31, 2011
(dollars in thousands)
Net income, as reported	$60,360
Bank stipulated adjustments:
Interest expense, net (as defined)	44,480
Income tax expense(1)	33,980
Depreciation and amortization	40,470
Non-cash expenses related to stock option grants(2)	3,510
Other non-cash expenses or losses	3,850
Non-recurring fees and expenses in connection with acquisition integration(3)	350
Debt extinguishment costs(4)	3,970
Non-recurring expenses or costs for cost saving projects	220
Negative EBITDA from discontinued operations (5)	1,840
Permitted dispositions(6)	(18,630)
Permitted acquisitions(7)	1,980
Consolidated Bank EBITDA, as defined	$176,380

	December 31, 2011
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$470,200
Consolidated Bank EBITDA, as defined	$176,380
Actual leverage ratio	2.67	x
Covenant requirement	4.00	x

December 31, 2011
(dollars in thousands)
Interest expense, as reported	$44,480
Interest income	(420)
Non-cash amounts attributable to amortization of financing costs	(2,910)
Pro forma adjustment for acquisitions and dispositions	(770)
Total Consolidated Cash Interest Expense, as defined	$40,380

	December 31, 2011
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$176,380
Total Consolidated Cash Interest Expense, as defined	40,380
Actual interest expense ratio	4.37	x
Covenant requirement	2.50	x
________________________________________

(1)	Amount includes tax expense associated with discontinued operations.

(2)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	Not to exceed $10,000,000 in any fiscal year.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $0.3 million of acquisition deferred purchase price.
In addition to our U.S. bank debt, in Australia, we are a party to a debt agreement which matures on March 31, 2012 and is secured by substantially all the assets of the subsidiary. At December 31, 2011 and 2010, the Company's subsidiary had no amounts outstanding under this debt agreement. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost), and we were in compliance with such covenants at December 31, 2011. In 2010, we were also a party to revolving debt agreement with a bank in the United Kingdom, which during the fourth quarter of 2010, we paid-in-full and closed.
Another important source of liquidity is our accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility during the third quarter of 2011, increasing the committed funding from $75.0 million to $90.0 million, and reducing the margin on amounts outstanding from a range of 2.75%-3.50%, depending on leverage ratio, to a range of 1.50%-1.75% depending on the amount drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from a range of 0.50%-1.00%, depending on usage amount, to 0.45% and extended the maturity date from December 29, 2012 to September 15, 2015. We incurred approximately $0.1 million in fees and expenses to complete the amendment. We did not have any amounts outstanding under the facility as of December 31, 2011 or December 31, 2010, but had $57.6 million and $41.4 million, respectively, available but not utilized.
We had no amounts outstanding under our revolving credit facilities at December 31, 2011 and December 31, 2010, but had $101.1 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.9 million and $23.7 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $158.8 million and $120.7 million, respectively, of borrowing capacity available for general corporate purposes.
Our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.7 million in letters of credit outstanding related thereto, is approximately $101.1 million, while our available liquidity under our accounts receivable facility ranges from $40 million to $75 million, depending on the level of receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit facilities and accounts receivable facilities during 2011 approximated $58.0 million, compared to the weighted average daily amounts outstanding during 2010 of $31.2 million. The increase in average daily amounts outstanding was primarily due to an increase in working capital to fund the higher sales levels, an increase in capital investment in our businesses to improve productivity and efficiencies and incremental spending in support of our growth initiatives. During 2011, we used approximately $11.4 million more cash on capital investment into our businesses as compared to 2010. Generally, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers (OEMs), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. While this is the general trend in cash flow due to seasonality, our daily average amounts outstanding increased during the second half of 2011 compared to the first half 2011, primarily as the cash paid for the Innovative Molding acquisition and incremental capital expenditure projects more than offset the cash generated via working capital reductions for the second half of the year. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $158.8 million at December 31, 2011, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
We are subject to variable interest rates on our term loan and revolving credit facility. At December 31, 2011, 1-Month LIBOR approximated 0.28%. Based on our variable rate-based borrowings outstanding at December 31, 2011, and after consideration of the 1.25% LIBOR-floor, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.1 million annually.
Principal payments required under our Credit Agreement term loan are: $5.0 million within 95 days of December 31, 2011, or earlier, as defined in the Credit Agreement, under the aforementioned excess cash flow sweep provision, $0.6 million due each calendar quarter through March 31, 2017, and $207.1 million due on June 21, 2017.
We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at December 31, 2011, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
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
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and rent expense for continuing operations related thereto approximated $18.9 million in 2011. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
In addition to rent expense from continuing operations, we also have approximately $2.4 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 61% relate to the facility for the former speciality laminates, jacketings and insulation tapes line of business (which extends through 2024) and 39% relates to the Wood Dale facility in the former industrial fastening business (which extends through 2022).
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
Commitments and Contingencies
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements, certain benefit obligations and interest obligations on our term loan and Senior Notes. Interest on the term loan is based on LIBOR plus 300 basis points per annum with a 1.25% LIBOR floor, which equaled 4.25% at December 31, 2011; this rate was used to estimate our future interest obligations with respect to the term loan included in the table below.
The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2011.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt	$474,010	$7,290	$4,560	$4,510	$457,650
Lease obligations	127,880	19,590	34,990	26,220	47,080
Benefit obligations	18,400	5,840	5,820	3,320	3,420
Interest obligations:
Term loan	49,840	9,320	18,250	17,870	4,400
Senior secured notes	145,860	24,380	48,750	48,750	23,980
Total contractual obligations	$815,990	$66,420	$112,370	$100,670	$536,530
As of December 31, 2011, we had a $125.0 million revolving credit facility and a $90.0 million accounts receivable facility. While no amounts were outstanding under these facilities as of December 31, 2011, we do borrow against these facilities in various amounts to fund our working capital needs throughout the year, incurring additional interest obligations on such variable outstanding debt.
Under the Credit Agreement, we are required to make a prepayment of our term loan pursuant to an excess cash flow sweep provision, with the amount of such prepayment based on our leverage ratio, as defined in the agreement. Based on 2011 results, we are required to prepay $5.0 million of term loan under this provision in 2012, with such amount included in current maturities of long-term debt in the accompanying consolidated balance sheet and in the above table for long-term debt payments due in less than one year. Based on 2010 results, we were required to prepay $15.0 million of term loan under this provision in 2011.
As of December 31, 2011, we are contingently liable for standby letters of credit totaling $23.9 million issued on our behalf by financial institutions under the Credit Agreement. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 19, "Income Taxes," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.
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

Outlook
We entered 2011 cautiously optimistic that, given a continued economic recovery, we would continue to build upon the progress made in the past two years to reduce our cost structure, increase our flexibility and maintain a culture of continuous improvement in all that we do. We believe that our 2011 results continued to build on the positive momentum generated in the past two years, as we benefited from further economic recovery, experienced significant market share gains in many of our reportable segments and continued to develop and introduce new products to our markets. Given our successful sales growth initiatives, we strategically increased our investments in inventory levels and capital projects in certain of our businesses to capture additional market share and expand upon our existing growth and productivity initiatives. We also successfully completed strategic acquisitions in our key platforms, adding both synergies as well as product and geographic expansion. We successfully refinanced both our U.S. bank debt and U.S. receivables facility, extending maturity dates and lowering interest rates. While we did experience a less favorable product sales mix within our reportable segments, primarily as a result of significant growth within our businesses with lower historical margins, made strategic pricing decisions to aggressively price certain products to penetrate new markets and to delay commodity cost increases at certain customers to capture additional market share, and increased spending levels to support our growth and acquisition projects, we were able to hold our operating profit margins equal to those in 2010 due to our ongoing cost savings and productivity initiatives. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure. We also have the capacity to fulfill yet higher net sales levels without incurring significant incremental fixed costs.
Our priorities remain consistent with our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, growing revenue via new products and expanding our core products in non-U.S. markets, and continuing to reduce our debt leverage while increasing our available liquidity.
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.
Critical Accounting Policies
The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3, "Summary of Significant Accounting Policies" included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.8 million and $4.4 million at December 31, 2011 and 2010, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, but remain included in our consolidated balance sheet.
Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: land and land improvements/buildings, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 5 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years.
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

Goodwill and Indefinite-Lived Intangibles.    The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the our 2011 goodwill impairment test, we had twelve reporting units within our six reportable segments, five of which had goodwill.
We early adopted Financial Accounting Standards Board ("FASB") revised standard ASU 2011-8, "Intangibles - Goodwill and Other (Topic 350): Testing for Goodwill Impairment," which gives the option to perform a qualitative assessment rather than the previous two-step quantitative assessment. In conducting the qualitative assessment, items to consider may include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. We place more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. We also consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We also consider any recent fair value calculations of our reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered in reaching a conclusion about whether to perform the first step of the quantitative goodwill impairment test. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its reporting units.
For purposes of the indefinite-lived intangible asset impairment test, we utilize the royalty relief method to estimate the fair value of our indefinite-lived intangible assets, basing the estimate on discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademark or tradename. We compare the estimated fair value to the carrying value. If the carrying value exceeds fair value, an impairment is recorded.
Pension and Postretirement Benefits Other than Pensions.    Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We determine assumptions used in the actuarial calculations which impact reported plan obligations and expense, considering trends and changes in the current economic environment in determining the most appropriate assumptions to utilize as of our measurement date. Annually, we review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon actual claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.
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
Other Loss Reserves.    We have other loss exposures related to environmental claims, asbestos claims and litigation. Establishing loss reserves for these matters requires the use of estimates and judgment in regard to risk exposure and ultimate liability. We are generally self-insured for losses and liabilities related principally to workers' compensation, health and welfare claims and comprehensive general, product and vehicle liability. Generally, we are responsible for up to $0.5 million per occurrence under our retention program for workers' compensation, between $0.3 million and $2.0 million per occurrence under our retention programs for comprehensive general, product and vehicle liability, and have a $0.3 million per occurrence stop-loss limit with respect to our self-insured group medical plan. We accrue loss reserves up to our retention amounts based upon our estimates of the ultimate liability for claims incurred, including an estimate of related litigation defense costs, and an estimate of claims incurred but not reported using actuarial assumptions about future events. We accrue for such items when such amounts are reasonably estimable and probable. We utilize known facts and historical trends, as well as actuarial valuations in determining estimated required reserves. Changes in assumptions for factors such as medical costs and actual experience could cause these estimates to change significantly.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates, commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products. We are also subject to interest risk as it relates to long-term debt, for which we have historically and may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11, "Long-term Debt," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:
We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule in the 2011 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriMas Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Detroit, Michigan
February 27, 2012

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$88,920	$46,370
Receivables, net	135,610	111,380
Inventories	178,030	155,980
Deferred income taxes	18,510	34,500
Prepaid expenses and other current assets	10,620	6,670
Assets of discontinued operations held for sale	—	30,360
Total current assets	431,690	385,260
Property and equipment, net	159,210	149,290
Goodwill	215,360	205,890
Other intangibles, net	155,670	159,910
Other assets	24,610	25,370
Total assets	$986,540	$925,720
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$7,290	$17,730
Accounts payable	146,930	124,390
Accrued liabilities	70,140	66,600
Liabilities of discontinued operations	—	5,710
Total current liabilities	224,360	214,430
Long-term debt	462,610	476,920
Deferred income taxes	64,780	65,440
Other long-term liabilities	61,000	56,610
Total liabilities	812,750	813,400
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 34,613,607 at December 31, 2011 and 34,065,856 shares at December 31, 2010	350	340
Paid-in capital	538,610	531,030
Accumulated deficit	(404,750)	(465,110)
Accumulated other comprehensive income	39,580	46,060
Total shareholders' equity	173,790	112,320
Total liabilities and shareholders' equity	$986,540	$925,720

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Net sales	$1,083,960	$902,460	$777,050
Cost of sales	(766,260)	(631,410)	(572,540)
Gross profit	317,700	271,050	204,510
Selling, general and administrative expenses	(186,520)	(160,190)	(146,420)
Estimated future unrecoverable lease obligations	—	—	(5,250)
Fees incurred under advisory services agreement	—	—	(2,890)
Net gain (loss) on dispositions of property and equipment	140	(1,520)	(450)
Operating profit	131,320	109,340	49,500
Other expense, net:
Interest expense	(44,480)	(51,830)	(45,100)
Gain (loss) on extinguishment of debt	(3,970)	—	17,990
Other expense, net	(3,130)	(1,080)	(1,770)
Other expense, net	(51,580)	(52,910)	(28,880)
Income from continuing operations before income tax expense	79,740	56,430	20,620
Income tax expense	(28,930)	(17,500)	(8,180)
Income from continuing operations	50,810	38,930	12,440
Income (loss) from discontinued operations, net of income taxes	9,550	6,340	(12,660)
Net income (loss)	$60,360	$45,270	$(220)
Earnings (loss) per share - basic:
Continuing operations	1.48	1.15	0.37
Discontinued operations	0.28	0.19	(0.38)
Net income (loss) per share	$1.76	$1.34	$(0.01)
Weighted average common shares - basic	34,246,289	33,761,430	33,489,659
Earnings (loss) per share - diluted:
Continuing operations	1.46	1.13	0.36
Discontinued operations	0.27	0.18	(0.37)
Net income (loss) per share	$1.73	$1.31	$(0.01)
Weighted average common shares - diluted	34,779,693	34,435,245	33,892,170

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$60,360	$45,270	$(220)
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of acquisition impact:
Impairment of goodwill and indefinite-lived intangible assets	—	—	930
Impairment of property and equipment	—	—	2,340
(Gain) loss on dispositions of businesses and other assets	(10,380)	(8,510)	570
Depreciation	25,940	23,640	29,050
Amortization of intangible assets	14,530	14,100	14,890
Amortization of debt issue costs	2,910	2,960	2,240
Deferred income taxes	12,680	12,500	(5,950)
Non-cash compensation expense	3,510	2,180	580
Excess tax benefits from stock based compensation	(3,980)	(600)	—
(Gain) loss on extinguishment of debt	3,970	—	(24,500)
(Increase) decrease in receivables	(21,420)	(17,190)	14,850
(Increase) decrease in inventories	(16,840)	(12,820)	51,780
(Increase) decrease in prepaid expenses and other assets	(890)	(600)	7,010
Increase (decrease) in accounts payable and accrued liabilities	25,870	31,740	(11,440)
Other, net	(450)	2,290	1,380
Net cash provided by operating activities, net of acquisition impact	95,810	94,960	83,510
Cash Flows from Investing Activities:
Capital expenditures	(32,620)	(21,900)	(14,060)
Acquisition of businesses, net of cash acquired	(31,390)	(30,760)	—
Net proceeds from disposition of businesses and other assets	38,780	14,810	23,190
Net cash provided by (used for) investing activities	(25,230)	(37,850)	9,130
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	269,150	—	—
Repayments of borrowings on term loan facilities	(294,370)	(14,660)	(10,570)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	659,300	476,310	802,820
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(659,300)	(482,360)	(807,180)
Proceeds on borrowings on senior secured notes	—	—	244,980
Retirement of senior subordinated notes	—	—	(300,390)
Debt refinance fees and expenses	(6,890)	—	(16,730)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(900)	(240)	—
Proceeds from exercise of stock options	1,000	130	—
Excess tax benefits from stock based compensation	3,980	600	—
Net cash used for financing activities	(28,030)	(20,220)	(87,070)
Cash and Cash Equivalents:
Increase for the year	42,550	36,890	5,570
At beginning of year	46,370	9,480	3,910
At end of year	$88,920	$46,370	$9,480
Supplemental disclosure of cash flow information:
Cash paid for interest	$40,550	$45,090	$43,600
Cash paid for income taxes	$15,710	$8,920	$8,200
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balances at December 31, 2008	$330	$527,000	$(510,160)	$37,730	$54,900
Comprehensive income:
Net loss	—	—	(220)	—	(220)
Foreign currency translation	—	—	—	7,620	7,620
Defined pension and postretirement pension plans (net of tax of $0.5 million) (Note 16)	—	—	—	(750)	(750)
Amortization of unrealized loss on interest rate swaps (net of tax of $0.6 million) (Note 12)	—	—	—	(940)	(940)
Total comprehensive income					5,710
Reclassification of compensation expense to be paid in restricted shares of common stock (Note 17)	—	790	—	—	790
Non-cash compensation expense	—	580	—	—	580
Balances at December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Comprehensive income:
Net income	—	—	45,270	—	45,270
Foreign currency translation	—	—	—	1,690	1,690
Defined pension and postretirement pension plans (net of tax of $0.5 million) (Note 16)	—	—	—	(720)	(720)
Amortization of unrealized loss on interest rate swaps (net of tax of $0.9 million) (Note 12)	—	—	—	1,430	1,430
Total comprehensive income					47,670
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(240)	—	—	(240)
Stock option exercises and restricted stock vestings	10	120	—	—	130
Excess tax benefits from stock based compensation	—	600	—	—	600
Non-cash compensation expense	—	2,180	—	—	2,180
Balances at December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Comprehensive income:
Net Income	—	—	60,360	—	60,360
Foreign currency translation	—	—	—	(3,590)	(3,590)
Defined pension and postretirement pension plans (net of tax of $1.7 million) (Note 16)	—	—	—	(3,120)	(3,120)
Amortization of unrealized loss on interest rate swaps (net of tax of $0.1 million) (Note 12)	—	—	—	230	230
Total comprehensive income					53,880
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(900)	—	—	(900)
Stock option exercises and restricted stock vestings	10	990	—	—	1,000
Excess tax benefits from stock based compensation	—	3,980	—	—	3,980
Non-cash compensation expense	—	3,510	—	—	3,510
Balances at December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in six reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. See Note 18, "Segment Information," for further information on each of the Company's reportable segments.
2. New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-8, "Intangibles - Goodwill and Other (Topic 350): Testing for Goodwill Impairment" ("ASU 2011-8"). ASU 2011-8 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests goodwill for impairment and to reduce the cost and complexity of the annual goodwill impairment test. ASU 2011-8 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company early adopted ASU 2011-8 for its annual goodwill impairment test conducted as of October 1, 2011. See Note 3, "Summary of Significant Accounting Policies," and Note 7, "Goodwill and Other Intangible Assets," within this Form 10-K.
In June 2011, the FASB issued ASU 2011-5, "Presentation of Comprehensive Income" ("ASU 2011-5"). ASU 2011-5 amends guidance listed under Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," and eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Under the amendments to ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While ASU 2011-5 also includes requirements for presentation of reclassification adjustments out of accumulated other comprehensive income, this section was subsequently deferred in December 2011, with the FASB's issuance of ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05." ASU 2011-5 will be effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-5 will only affect the presentation of the Company's consolidated financial statements.
In May 2011, the FASB issued ASU 2011-4, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-4"). ASU 2011-4 amends guidance listed under ASC Topic 820, "Fair Value Measurement" and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 will be effective prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the requirements of ASU 2011-4 and has not yet determined its impact on the consolidated financial statements.
3. Summary of Significant Accounting Policies
Principles of Consolidation.    The accompanying consolidated financial statements include the accounts and transactions of TriMas and its wholly-owned subsidiaries. Significant intercompany transactions have been eliminated.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, reserves for asbestos, legal and product liability matters and assets and obligations related to employee benefits. Actual results may differ from such estimates and assumptions.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.8 million and $4.4 million at December 31, 2011 and 2010, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
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
Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: land and land improvements/buildings, 10 to 40 years, and machinery and equipment, 3 to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from 5 to 25 years, while technology and other intangibles are amortized over periods ranging from 1 to 30 years.
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
Goodwill and Indefinite-Lived Intangibles.    The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2011 goodwill impairment test, the Company had twelve reporting units within its six reportable segments, five of which had goodwill.
The Company early adopted ASU 2011-8, and performed a one-step ("Step Zero") qualitative assessment for its 2011 annual goodwill impairment test. In conducting the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of a reporting unit. Such events and circumstances can include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considers the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. The Company places more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company also considers recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the goodwill impairment test. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its reporting units.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In prior years, before the qualitative assessment option issued under ASU 2011-8, the Company performed a quantitative valuation to estimate the fair value of its reporting units utilizing a combination of three valuation techniques: discounted cash flow (Income Approach), market comparable method (Market Approach) and market capitalization (Direct Market Data Method). The Income Approach is based on management's operating budget and internal five-year forecast. This approach utilizes forward-looking assumptions and projections, but considers factors unique to each of the Company's businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The Market Approach considers potentially comparable companies and transactions within the industries where the Company's reporting units participate, and applies their trading multiples to the Company's reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to the Company's reporting units, considering the diversity of the Company's businesses, their relative sizes and levels of complexity. The Company also uses the Direct Market Data Method by comparing its book value and the estimates of fair value of the reporting units to the Company's market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's high degree of leverage, and the limited float of the Company's common stock. Management evaluates and weights the results based on a combination of the Income and Market Approaches, and, in situations where the Income Approach results differ significantly from the Market and Direct Market Data Approaches, management re-evaluates and adjusts, if necessary, its assumptions.
For purposes of the indefinite-lived intangible asset impairment test, management utilizes the royalty relief method to estimate the fair value of its indefinite-lived intangible assets, basing the estimate on discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademark or tradename. Management then compares the estimated fair value to the carrying value. If the carrying value exceeds fair value, an impairment is recorded.
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
Pension Plans and Postretirement Benefits Other Than Pensions.    Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Annually, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon actual claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company's policy to pay these benefits as they become due.
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
Selling, General and Administrative Expenses.    Selling, general and administrative expenses include the following: costs related to the advertising, sale, marketing and distribution of the Company's products, shipping and handling costs, amortization of customer intangible assets, costs of finance, human resources, legal functions, executive management costs and other administrative expenses.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Cequent North America's distribution network, are included in selling, general and administrative expenses in the accompanying statement of operations. Shipping and handling costs were $4.1 million, $4.0 million and $3.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $7.6 million, $5.9 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in selling, general and administrative expenses in the accompanying statement of operations.
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
Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction gains (losses) were approximately $(1.2) million, $(1.1) million and $0.7 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in other expense, net in the accompanying statement of operations. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity.
Derivative Financial Instruments.    The Company records all derivative financial instruments at fair value on the balance sheet as either assets or liabilities, and changes in their fair values are immediately recognized in earnings if the derivatives do not qualify as effective hedges. If a derivative is designated as a fair value hedge, then changes in the fair value of the derivative are offset against the changes in the fair value of the underlying hedged item. If a derivative is designated as a cash flow hedge, then the effective portion of the changes in the fair value of the derivative is recognized as a component of other comprehensive income until the underlying hedged item is recognized in earnings or the forecasted transaction is no longer probable of occurring. The Company formally documents hedging relationships for all derivative transactions and the underlying hedged items, as well as its risk management objectives and strategies for undertaking the hedge transactions. See Note 12, "Derivative Instruments," for further information on the Company's financial instruments.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's term loan traded at 99.0% and 100.3% of par value as of December 31, 2011 and 2010, respectively. The Company's senior secured notes traded at approximately 108.5% of par value as of December 31, 2011 and 2010, respectively. The valuation of the term loan and senior secured notes was determined based on Level 2 inputs.
Earnings Per Share.    Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 130,314, 118,841 and 64,882 restricted shares for the years ended December 31, 2011, 2010 and 2009, respectively. Options to purchase 1,271,149, 1,742,086, and 1,839,344 shares of common stock were outstanding at December 31, 2011, 2010 and 2009, respectively. The calculation of diluted earnings per share included 403,090, 554,974 and 337,629 options to purchase shares of common stock for the years ended December 31, 2011, 2010, and 2009, respectively.
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
The components of accumulated other comprehensive income as of December 31 are as follows:

	2011	2010
	(dollars in thousands)
Foreign currency translation adjustments	$49,450	$53,040
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(9,870)	(6,750)
Unrealized loss on derivatives	—	(230)
Accumulated other comprehensive income	$39,580	$46,060
Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.
4. Acquisitions
On October 1, 2011, the Company acquired the stock of BTM Manufacturing Limited ("BTM") for the purchase price of $2.6 million, net of cash acquired. BTM is a motor vehicle accessory manufacturer and distributor in South Africa. BTM is included in the Company's Cequent Asia Pacific reportable segment.
On September 13, 2011, the Company purchased substantially all of the assets of a standard ring type joint gasket manufacturer located in Faridabad, India for the purchase price of approximately $2.1 million, of which approximately $1.8 million has been paid and approximately $0.3 million is scheduled to be paid by the end of the second quarter of 2012. These assets have been integrated into the Company's Lamons business within the Company's Energy reportable segment.
On August 1, 2011, the Company acquired the stock of Innovative Molding ("Innovative") for the purchase price of $27.0 million. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed during the first quarter of 2012. Innovative is in the business of designing, lining and manufacturing specialty plastic closures for bottles and jars for the food and nutrition industries, and had approximately $28.3 million in revenue in the twelve months ended May 31, 2011. Innovative is included in the Company's Packaging reportable segment.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 8, 2010, the Company's Norris Cylinder subsidiary, included in the Company's Engineered Components reportable segment, completed the acquisition of certain assets and liabilities from Taylor‑Wharton International, LLC (“TWI”) and its subsidiary, TW Cylinders, related to TWI's high and low-pressure cylinder business for $11.1 million. The acquisition was completed following approval by the United States Bankruptcy Court for the District of Delaware pursuant to Section 363 of the U.S. Bankruptcy Code. The assets purchased generated approximately $17 million in revenue during 2009. The fair value of the net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $0.4 million, which is included in other expense, net in the accompanying consolidated results of operations for the year ended December 31, 2010.
The assets acquired, liabilities assumed and results of operations of the aforementioned acquisitions are not significant compared to the overall assets, liabilities and results of operations of the Company.
5. Discontinued Operations and Assets Held for Sale
During the third quarter of 2011, the Company committed to a plan to exit its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The businesses were sold in December 2011 for cash proceeds of $36.4 million and a note receivable of $2.2 million, due in 2012, which resulted in a pre-tax gain on sale of approximately $10.3 million. The sale price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed during the first quarter of 2012. The purchase agreement also includes up to $2.5 million of additional contingent consideration, based on achievement of certain levels of future financial performance in 2012 and 2013.
During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business which was part of the Engineered Components operating segment. The Company recognized an impairment charge of approximately $3.3 million in the fourth quarter of 2009, primarily to write-down the value of its property and equipment and customer relationship intangible assets to their estimated fair values. The Company also recorded a charge of approximately $0.4 million in the fourth quarter of 2009 related to severance benefits for approximately 40 employees to be involuntarily terminated as a result of this action. The business was sold in May 2010 for cash proceeds of $2.0 million, which approximated the net book value of the assets and liabilities sold.
In February 2009, the Company completed the sale of certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging reportable segment, for cash proceeds of $21.0 million, which approximated the net book value of the assets sold. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During first quarter 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge of approximately $10.7 million for future lease obligations on the facility, net of estimated sublease recoveries. During the fourth quarters of 2011 and 2010, the Company re-evaluated its estimate of unrecoverable future obligations and recorded additional charges of approximately $1.8 million and $3.5 million, respectively, based on further deterioration of real estate values and market comparables for this facility.
During the fourth quarter of 2007, the Company committed to a plan to sell its property management line of business. The sale was completed in April 2010 for cash proceeds of $13.0 million, resulting in a pre-tax gain on sale of approximately $10.1 million during the second quarter of 2010.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented.
Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net sales	$45,480	$40,850	$40,100
Income (loss) from discontinued operations, before income taxes	$14,600	$10,290	$(21,360)
Income tax (expense) benefit	(5,050)	(3,950)	8,700
Income (loss) from discontinued operations, net of income taxes	$9,550	$6,340	$(12,660)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities of the discontinued operations are summarized as follows:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Receivables, net	$—	$5,660
Inventories	—	5,320
Prepaid expenses and other assets	—	1,160
Property and equipment, net	—	18,220
Total assets	$—	$30,360
Accounts payable	$—	$3,910
Accrued liabilities and other	—	1,800
Total liabilities	$—	$5,710
6. Facility Closures
Tekonsha, Michigan facility
In November 2011, the Company announced plans to close its manufacturing facility in Tekonsha, Michigan by the end of the third quarter of 2012, moving production currently in Tekonsha to lower-cost manufacturing facilities or to third-party sourcing partners. In connection with this action, the Company recorded a charge, primarily related to cash costs for severance benefits for approximately 40 employees to be involuntarily terminated as part of the closure, within its Cequent North America reportable segment of approximately $0.5 million, of which $0.4 million is included in cost of sales and $0.1 million is included in selling, general and administrative expenses in the accompanying consolidated statement of operations. The Company also expects to incur pre-tax non-cash charges of approximately $0.4 million during the first three quarters of 2012 related to accelerated depreciation expense as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company will no longer utilize following the closure. The Company recorded approximately $0.1 million of accelerated depreciation expense for the machinery and equipment during the fourth quarter of 2011 (see Note 9).
The Company's manufacturing facility in Tekonsha is subject to a lease agreement expiring in 2018. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease-use date of the facility.
Mosinee, Wisconsin facility
In March 2009, the Company announced plans to close its manufacturing facility in Mosinee, Wisconsin, moving production and distribution functions to lower-cost manufacturing facilities or to third-party sourcing partners. The Company completed the move and ceased operations in Mosinee in 2009. During the fourth quarter of 2009, upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent North America reportable segment of approximately $5.3 million for future lease obligations on the facility, net of estimated lease recoveries. During 2009, the Company recorded charges of approximately $1.8 million, primarily related to cash costs for severance benefits for approximately 160 employees to be involuntarily terminated as part of the closure. The Company fully paid all severance benefits during 2009 and 2010.
In addition, the Company recorded approximately $2.6 million of accelerated depreciation expense in 2009 as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company no longer utilized following the facility closure (see Note 9).

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Goodwill and Other Intangible Assets
The Company conducted its annual goodwill and indefinite-lived intangible asset impairment tests as of October 1, 2011. For purposes of the goodwill test, the Company early adopted ASU 2011-8 and performed a Step Zero qualitative assessment of potential goodwill impairment. In performing the Step Zero assessment, the Company considered relevant events and circumstances that could affect the fair value or carrying amount of the Company's reporting units, such as macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. The Company also considered the 2010 annual goodwill impairment test results, where the estimated fair value of each of the Company's reporting units with goodwill exceeded the carrying value by more than 30%. Based on the Step Zero analysis performed, the Company does not believe that it is more likely than not that the that the fair value of a reporting unit is less than its carrying amount; therefore, the Company determined that Steps I and II are not required for the 2011 goodwill impairment test. For purposes of the indefinite-lived intangible asset impairment test, the Company applied the royalty relief method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of its annual indefinite-lived intangible asset impairment test, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.
For purposes of the Company's 2010 and 2009 goodwill impairment tests, the Company conducted a Step I quantitative test and gave equal weight to the Income and Market Approaches, while utilizing the Direct Market Data Approach for additional evidence of fair value. Significant management assumptions used under the Income Approach were weighted average costs of capital ranging from 12.0% - 15.0% and estimated residual growth rates ranging from 0% - 2.0%. In considering the weighted average cost of capital for each reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions. Upon completion of its annual goodwill impairment tests in 2010 and 2009, the Company determined that each of its reporting units with recorded goodwill passed the Step I impairment tests, with the estimated fair value of each of these reporting units exceeding the carrying value by more than 30% and 20%, respectively. In addition, a 1% reduction in residual growth rate combined with a 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment tests. For purposes of the 2010 and 2009 indefinite-lived intangible asset impairment tests, the Company utilized the Income Approach used in the goodwill impairment test and applied the royalty relief method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of its annual indefinite-lived intangible asset impairment tests in 2010 and 2009, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.
Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

			Aerospace &	Engineered	Cequent	Cequent
	Packaging	Energy	Defense	Components	Asia Pacific	North America	Total
	(dollars in thousands)
Balance, December 31, 2009	$115,460	$36,560	$41,130	$3,180	$—	$—	$196,330
Goodwill from acquisitions	—	11,400	—	—	—	—	11,400
Foreign currency translation and other	(2,140)	300	—	—	—	—	(1,840)
Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890
Goodwill from acquisitions	9,810	720	—	—	—	—	10,530
Foreign currency translation and other	(800)	(260)	—	—	—	—	(1,060)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2011 and 2010 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of December 31, 2011		As of December 31, 2010
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 - 12 years	$37,400	$(23,410)	$32,220	$(20,650)
15 - 25 years	154,610	(77,730)	154,610	(69,480)
Total customer relationships	192,010	(101,140)	186,830	(90,130)
Technology and other:
1 - 15 years	29,360	(23,710)	26,480	(22,460)
17 - 30 years	43,640	(20,860)	42,460	(18,690)
Total technology and other	73,000	(44,570)	68,940	(41,150)
Trademark/Trade names (indefinite life)	36,370	—	35,420	—
	$301,380	$(145,710)	$291,190	$(131,280)
Amortization expense related to technology and other intangibles was approximately $3.5 million, $3.6 million, and $4.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in cost of sales in the accompanying statement of operations. Amortization expense related to customer intangibles was approximately $11.0 million for the year ended December 31, 2011 and $10.5 million for each of the years ended December 31, 2010 and 2009, respectively, and is included in selling, general and administrative expenses in the accompanying statement of operations.
Estimated amortization expense for the next five fiscal years beginning after December 31, 2011 is as follows: 2012—$14.9 million, 2013— $13.1 million, 2014 - $13.0 million , 2015—$12.9 million, and 2016 - $12.5 million.
8. Inventories
Inventories consist of the following components:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Finished goods	$119,020	$103,560
Work in process	21,730	19,010
Raw materials	37,280	33,410
Total inventories	$178,030	$155,980

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Land and land improvements	$5,740	$5,800
Buildings	51,480	49,230
Machinery and equipment	291,960	264,120
	349,180	319,150
Less: Accumulated depreciation	189,970	169,860
Property and equipment, net	$159,210	$149,290
Depreciation expense was approximately $23.8 million, $21.6 million and $24.7 million for each of the years ended December 31, 2011, 2010 and 2009, respectively, of which $20.8 million, $19.0 million and $21.9 million, respectively, is included in cost of sales in the accompanying consolidated statement of operations, and $3.0 million, $2.6 million and $2.8 million, respectively, is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.
In 2011 and 2009, in connection with facility closures (see Note 6), the Company recorded accelerated depreciation expense of approximately $0.1 million and $2.6 million, respectively, which is included in the $20.8 million and $21.9 million, respectively, of depreciation expense recorded in cost of sales.
10. Accrued Liabilities

	December 31, 2011	December 31, 2010
	(dollars in thousands)
Self-insurance	$10,650	$10,650
Wages and bonus	21,220	20,610
Other	38,270	35,340
Total accrued liabilities	$70,140	$66,600

11. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2011	December 31, 2010
	(dollars in thousands)
U.S. bank debt	$223,870	$248,950
Non-U.S. bank debt and other	140	290
9 3/4% senior secured notes, due December 2017	245,890	245,410
	469,900	494,650
Less: Current maturities, long-term debt	7,290	17,730
Long-term debt	$462,610	$476,920

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.S. Bank Debt
During the second quarter of 2011, the Company completed the refinance of its U.S. bank debt, entering into a new credit agreement ("Credit Agreement") consisting of a $225.0 million term loan facility and a $110.0 million revolving credit facility, whereby the Company was able to reduce interest costs, extend maturities and increase its available liquidity. During the fourth quarter of 2011, the Company received an additional $15.0 million commitment under the revolving credit facility, increasing its available liquidity. Below is a summary of the key terms under the Credit Agreement as of December 31, 2011:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Term Loan Facility	$225.0	6/21/2017	LIBOR plus 3.00% with a 1.25% LIBOR floor
Revolving Credit Facility	$125.0	6/21/2016	LIBOR plus 3.25%
The Credit Agreement also provides for incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, the Company is also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as the Company, on a proforma basis, after giving effect to such acquisition, is in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, if, prior to June 22, 2012, the Company prepays its term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then the Company will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, the Company may be required to prepay a portion of its term loan pursuant to an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. For 2011, the Company is required to prepay $5.0 million of the term loan under this provision, with such amount included in current maturities of long-term debt in the accompanying consolidated balance sheet. In April 2011, the Company prepaid $15.0 million of term loan principal under the excess cash flow sweep provision of the previous credit agreement.
Under the Credit Agreement, the Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2011, the Company had letters of credit of approximately $23.9 million issued and outstanding. Under the previous credit agreement, the Company was able to issue letters of credit, not to exceed $65.0 million in aggregate, against its revolving credit facility commitments, and at December 31, 2010, the Company had letters of credit of approximately $23.7 million issued and outstanding.
The Company had no amounts outstanding under its revolving credit facilities at December 31, 2011 and 2010, and had $101.1 million and $79.3 million, respectively, potentially available after giving effect to approximately $23.9 million and $23.7 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement and the previous credit agreement, the Company had $158.8 million and $120.7 million, respectively, of borrowing capacity available to it for general corporate purposes.
The bank debt is an obligation of the Company and its subsidiaries. Although the terms of the Credit Agreement do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the principal subsidiary, to the Company. The restricted net assets of the guarantor subsidiaries of approximately $412.8 million and $336.9 million at December 31, 2011 and 2010, respectively, are presented in Note 22, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, except for permitted acquisitions and subordinated indebtedness, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The Credit Agreement also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable facility over consolidated EBITDA, as defined), interest expense ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. Although the financial covenant calculations under the Credit Agreement are essentially the same as the previous credit agreement, the permitted leverage ratio and permitted interest expense coverage ratio thresholds have both been reset. The Company was in compliance with its covenants at December 31, 2011.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principal payments required under the Credit Agreement term loan are: $5.0 million within 95 days of December 31, 2011, or earlier, as defined in the Credit Agreement, under the aforementioned excess cash flow sweep provision, $0.6 million due each calendar quarter through March 31, 2017, and $207.1 million due on June 21, 2017.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on March 31, 2012 and is secured by substantially all the assets of the subsidiary. At December 31, 2011 and 2010, the Company's subsidiary had no amounts outstanding under this debt agreement.
During the fourth quarter of 2010, the Company's subsidiary in the United Kingdom paid-in-full and closed its revolving credit facility.
Notes
During the fourth quarter of 2009, the Company issued $250.0 million principal amount of 9 3/4% senior secured notes due 2017 ("Senior Notes") at a discount of $5.0 million. The net proceeds of the offering, approximately $239.7 million, together with $29.3 million of cash on hand, were used to repurchase $256.5 million principal amount of the Company's 9 7/8% senior subordinated notes due 2012 ("Sub Notes"), for tender costs and expenses related thereto, and to pay fees and expenses related to the Senior Notes. The tender costs, fees and expenses for both the Senior Notes and Sub Notes amounted to approximately $12.5 million, of which $6.5 million were deferred as debt issuance costs and $6.0 million were included as a reduction in the net gain on extinguishment of debt line item in the accompanying statement of operations. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
The Senior Notes are general senior secured obligations of the Company, and are pari passu in right of payment with all existing and future indebtedness of the Company that is not subordinated in right of payment to the Senior Notes.
Prior to December 15, 2012, the Company may redeem up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. Prior to December 15, 2013, the Company may redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable "make whole premium," accrued and unpaid interest and additional interest, if any, to the date of such redemption. After December 15, 2013, the Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest on the Senior Notes redeemed to the applicable redemption date, if redeemed during the twelve-month period beginning on December 15 of the years indicated below:

Year	Percentage
2013	104.875%
2014	102.438%
2015	100.000%
During 2009, the Company utilized approximately $43.8 million of cash on hand to retire $73.2 million of face value of Sub Notes, resulting in a net gain of approximately $28.3 million, after considering non-cash debt extinguishment costs of $1.1 million.
The Senior Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Agreement. At December 31, 2011, the Company was in compliance with all such covenant requirements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2011 are as follows:

Year Ending December 31:	(dollars in thousands)
2012	$7,290
2013	2,300
2014	2,260
2015	2,260
2016	2,250
Thereafter	457,650
Total	$474,010
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
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month London Interbank Offered Rate-based rate ("LIBOR") plus a usage fee of 1.50% and 3.00% as of December 31, 2011 and 2010, respectively, and a fee on the unused portion of the facility of 0.45% and 0.75% as of December 31, 2011 and 2010, respectively.
The Company did not have any amounts outstanding under the facility as of December 31, 2011 or December 31, 2010, but had $57.6 million and $41.4 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $1.6 million and $1.1 million for the years ended December 31, 2011 and 2010, and are included in interest expense in the accompanying consolidated statement of operations.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of December 31, 2011, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.7%.
Through December 28, 2009, TriMas was a party to a 364-day accounts receivable facility through TSPC to sell an undivided fractional ownership interest in a pool of receivables up to approximately $55.0 million to a third party multi-seller receivable funding company. The aggregate costs incurred under this facility were $1.2 million in the year ended December 31, 2009 and are included in other expense, net in the accompanying consolidated statement of operations.
Debt Issuance Costs
During 2011, the Company incurred $6.8 million in fees to complete the refinance of its U.S. bank debt and the subsequent increase to its revolving credit facility, of which $4.4 million was capitalized as debt issuance costs and $2.4 million was recorded as debt extinguishment costs in the accompanying statement of operations. The Company's unamortized debt issuance costs approximated $11.8 million and $11.3 million at December 31, 2011 and 2010, respectively, and are included in other assets in the accompanying consolidated balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. The Company's unamortized discount on the Senior Notes was $4.1 million and $4.6 million at December 31, 2011 and 2010, respectively. Debt issuance costs for the term loan facility and the discount on the Senior Notes

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. The debt issuance costs for the revolving credit facility and the receivables facility are amortized on a straight line basis over the term of the facilities. Amortization expense for these items was approximately $2.9 million, $3.0 million and $2.2 million in 2011, 2010 and 2009, respectively, and is included in interest expense in the accompanying statement of operations. In addition, the Company incurred non-cash debt extinguishment costs of approximately $1.6 million and $4.9 million for the years ended December 31, 2011 and 2009, respectively.
12. Derivative Instruments
In February 2008, the Company entered into an interest rate swap to fix the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of its term loan facility at 2.73% through October 2009. In January 2009, the Company entered into two additional interest rate swaps. The first of these interest rate swaps fixed the LIBOR-based variable portion of the interest rate on $75.0 million notional amount of its term loan facility at 1.39% through January 2011. The second of these interest rate swaps was effective in October 2009 and fixed the LIBOR-based variable portion of the interest rate on $125.0 million notional amount of its term loan facility at 1.91% through July 2011. At inception, the Company formally designated these interest rate swaps as cash flow hedges. However, upon the Company's amendment and restatement of its credit facilities in the fourth quarter of 2009, the Company determined the interest rate swaps were no longer effective economic hedges due to the imposition of a LIBOR floor in the determination of the term loan facility variable interest rate component. In the first quarter of 2010, the Company amended the interest rate swaps to include a LIBOR floor similar to the term loan facility; however, the amended interest rate swaps were not designated as hedging instruments.
Up to the date of the credit facility refinance in 2009, the Company had utilized hedge accounting, which allows for the effective portion of the interest rate swaps to be recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. At the date of the 2009 credit facility refinance, the Company had $1.7 million (net of tax of $1.1 million) of unrealized loss in accumulated other comprehensive income related to the interest rate swaps, which, due to the swaps no longer being effective hedges, was frozen and all subsequent changes in the fair value of the interest rate swaps recorded directly in interest expense in the statement of operations. The previously-effective amount frozen in accumulated other comprehensive income was amortized into earnings during the period in which the originally hedged transactions would have affected earnings.
As of December 31, 2009, the Company held a foreign exchange forward contract with a notional value of 55.5 million Mexican pesos and a foreign exchange forward contract with a notional value of £6.5 million. These contracts expired during first quarter of 2010 and were not designated as hedging instruments.
As of December 31, 2011 and 2010, the fair value carrying amounts of the Company's derivative instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$—	$1,130

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31
	2011	2010		2011	2010	2009
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$(230)	Interest expense	$(360)	$(2,350)	$(2,880)

	Amount of Gain (Loss) Recognized in Earnings on Derivatives			Location of Gain (Loss) Recognized in Earnings on Derivatives
	Year ended December 31
	2011	2010	2009
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$(10)	$(1,610)	$420	Interest expense
Foreign currency forward contracts	$—	$—	$(150)	Other expense, net
Valuations of the interest rate swaps were based on the income approach which uses observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 are shown below. There were no derivative instruments outstanding as of December 31, 2011.

		December 31, 2010
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,130)	$—	$(1,130)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Leases
The Company leases certain equipment and plant facilities under non-cancelable operating leases. Rental expense for the Company totaled approximately $18.9 million in 2011, $14.8 million in 2010 and $14.1 million in 2009.
Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2011, including approximately $2.4 million annually related to discontinued operations, are summarized below:

Year ended December 31,	(dollars in thousands)
2012	$19,590
2013	18,580
2014	16,410
2015	13,870
2016	12,350
Thereafter	47,080
Total	$127,880
14. Commitments and Contingencies
Environmental
The Company is subject to increasingly stringent environmental laws and regulations, including those relating to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances or wastes. Other environmental laws and regulations require the obtainment and compliance with environmental permits. To date, costs of complying with environmental, health and safety requirements have not been material. However, the nature of the Company's operations and the long history of industrial activities at certain of the Company's current or former facilities, as well as those acquired, could potentially result in material environmental liabilities.
While the Company must comply with existing and pending climate change legislation, regulation and international treaties or accords, current laws and regulations have not had a material impact on the Company's business, capital expenditures or financial position. Future events, including those relating to climate change or greenhouse gas regulation could require the Company to incur expenses related to the modification or curtailment of operations, installation of pollution control equipment or investigation and cleanup of contaminated sites.
Asbestos
As of December 31, 2011, the Company was a party to approximately 1,112 pending cases involving an aggregate of approximately 8,048 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2009	7,524	586	254	40	$4,644	$2,652,000
Fiscal year ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000
Fiscal year ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,048 claims pending at December 31, 2011, 66 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). 42 of the 66 claims sought between $1.0 million and $5.0 million in total damages (which includes compensatory and punitive damages), 19 sought between $5.0 million and $10.0 million in total damages (which includes compensatory and punitive damages) and 5 sought over $10.0 million in total damages (which includes compensatory and punitive damages). Solely with respect to compensatory damages, 42 of the 66 claims sought between $50,000 and $600,000, 21 sought between $600,000 and $5.0 million and 3 sought over $5.0 million. Solely with respect to punitive damages, 42 of the 66 claims sought between $1.0 and $2.5 million, 19 sought between $2.5 million and $5.0 million and 5 sought over $5.0 million. In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.1 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely that there will to be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly‑owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company were no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan (“SERP”). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners (“Heartland”), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2011, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $5.6 million. However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $8.0 million, which could result in future charges to the Company's statement of operations of up to $2.4 million.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, on May 28, 2009, Metaldyne and its U.S. subsidiaries filed voluntary petitions in the United States Bankruptcy Court under Chapter 11 of the U.S. Bankruptcy Code. On February 23, 2010, the U.S. Bankruptcy Court confirmed the reorganization plan of Metaldyne and its U.S. subsidiaries. The Company continues to evaluate the impact of Metaldyne's reorganization plans on its estimated SERP obligations to Metaldyne.
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
15. Related Parties
Heartland has the right to earn a fee not to exceed 1% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company, subject to the approval, on a case-by-case basis, by the disinterested members of the Company's Board of Directors. Heartland did not charge the Company any fees related to transaction services in 2011 or 2010. During 2009, Heartland charged the Company approximately $2.9 million for services rendered in connection with the Company's debt refinancing activities.
16. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of operations under this plan for both continuing and discontinued operations were approximately $4.5 million, $4.2 million and $4.2 million in 2011, 2010 and 2009, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.
Postretirement Benefits
The Company provides postretirement medical and life insurance benefits, none of which are pre-funded, for certain of its active and retired employees.
Plan Assets, Expenses and Obligations
Plan assets, expenses and obligations for pension and postretirement benefit plans disclosed herein include both continuing and discontinued operations.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension and postretirement benefit expense (income) recorded in the Company's statement of operations for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2011	2010	2009	2011	2010	2009
	(dollars in thousands)
Service cost	$640	$600	$530	$—	$—	$—
Interest cost	1,590	1,570	1,620	50	70	100
Expected return on plan assets	(1,600)	(1,570)	(1,610)	—	—	—
Amortization of prior-service cost	—	—	10	(270)	(270)	(260)
Settlement/curtailment gain	—	—	—	—	—	(90)
Amortization of net (gain)/loss	720	440	310	(90)	(50)	(30)
Net periodic benefit expense (income)	$1,350	$1,040	$860	$(310)	$(250)	$(280)
In 2009, the Company settled obligations outstanding under certain of its postretirement benefit plans, resulting in the recognition of previously deferred gains of approximately $0.1 million.
The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is $0.7 million.
Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2011, 2010 and 2009. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2011	2010	2009	2011	2010	2009
Discount rate for obligations	4.78%	5.50%	6.13%	4.54%	4.66%	5.25%
Discount rate for benefit costs	5.50%	6.13%	6.38%	4.66%	5.25%	6.65%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.75%	8.00%	8.25%	N/A	N/A	N/A
The Company utilizes a high-quality (Aa) corporate bond yield curve as the basis for its domestic discount rate for its pension and postretirement benefit plans. Management believes this yield curve removes the impact of including additional required corporate bond yields (potentially considered in the above-median curve) resulting from the uncertain economic climate that does not necessarily reflect the general trend in high-quality interest rates.
Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2011, 2010 and 2009. Weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2011	2010	2009
Discount rate for obligations	4.80%	5.50%	5.90%
Discount rate for benefit costs	5.50%	5.90%	6.70%
Rate of increase in compensation levels	4.00%	4.00%	4.20%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.30%

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2011 and 2010 and the funded status as of December 31, 2011 and 2010:

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(29,850)	$(27,250)	$(1,100)	$(1,500)
Service cost	(640)	(600)	—	—
Interest cost	(1,590)	(1,570)	(50)	(70)
Participant contributions	(40)	(40)	(20)	(10)
Actuarial gain (loss)	(4,090)	(2,430)	90	340
Benefit payments	1,550	1,750	40	140
Change in foreign currency	100	290	—	—
Projected benefit obligations at December 31	$(34,560)	$(29,850)	$(1,040)	$(1,100)
Accumulated benefit obligations at December 31	$(32,320)	$(27,530)	$(1,040)	$(1,100)

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
	(dollars in thousands)
Changes in Plan Assets
Fair value of plan assets at January 1	$20,150	$17,990	$—	$—
Actual return on plan assets	470	2,130	—	—
Employer contributions	2,290	1,890	20	130
Participant contributions	40	40	20	10
Benefit payments	(1,550)	(1,750)	(40)	(140)
Change in foreign currency	(120)	(150)	—	—
Fair value of plan assets at December 31	$21,280	$20,150	$—	$—

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
	(dollars in thousands)
Funded Status
Plan assets less than projected benefits at December 31	$(13,270)	$(9,700)	$(1,040)	$(1,100)
Unrecognized prior-service cost	130	150	(1,530)	(1,800)
Unrecognized net loss/(gain)	17,280	12,800	(680)	(680)
Net asset (liability) recognized at December 31	$4,140	$3,250	$(3,250)	$(3,580)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
	(dollars in thousands)
Components of the Net Asset Recognized
Prepaid benefit cost	$1,060	$970	$—	$—
Current liabilities	(390)	(390)	(110)	(190)
Noncurrent liabilities	(13,940)	(10,280)	(930)	(910)
Accumulated other comprehensive loss	17,410	12,950	(2,210)	(2,480)
Net asset (liability) recognized at December 31	$4,140	$3,250	$(3,250)	$(3,580)

	Pension Benefit		Postretirement Benefit
	2011	2010	2011	2010
	(dollars in thousands)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(33,470)	$(28,190)	$(1,040)	$(1,100)
Plan assets	19,140	17,630	—	—
Benefit obligation in excess of plan assets	$(14,330)	$(10,560)	$(1,040)	$(1,100)
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2011 Benefit Obligation		2011 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(1,130)	$(20)	$(80)	$(10)
25 basis point decrease	1,170	20	80	10
Expected return on assets
50 basis point increase	N/A	N/A	$(130)	N/A
50 basis point decrease	N/A	N/A	130	N/A
The Company expects to make contributions of approximately $5.8 million to fund its pension plans and $0.1 million to fund its postretirement benefit payments during 2012.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2011 and 2010 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2011	2010	Target	2011	2010
Equity securities	50%-70%	57%	58%	40%	35%	41%
Debt securities	30%-50%	37%	35%	60%	65%	59%
Cash	—	6%	7%	—	—%	—%
Total	100%	100%	100%	100%	100%	100%
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
The following table summarizes the level under the fair value hierarchy (see Note 3) that the Company's pension plan assets are measured on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Equity Securities
Investment funds	$9,460	$3,550	$5,910	$—
Fixed Income Securities
Investment funds	7,590	—	7,590	—
Government bonds	1,530	1,530	—	—
Government agencies	780	780	—	—
Corporate bonds	940	940	—	—
Other(a)	420	110	310	—
Cash and Cash Equivalents
Short term investment funds	560	—	560	—
Total	$21,280	$6,910	$14,370	$—
________________________________________

(a)	Comprised of mortgage-backed and asset backed securities.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
December 31, 2012	$1,820	$110
December 31, 2013	2,000	110
December 31, 2014	2,070	80
December 31, 2015	2,120	80
December 31, 2016	2,200	70
Years 2017-2021	12,340	270
The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2011 was 8.0% for both pre-65 and post-65 plan participants, decreasing to an ultimate rate in 2018 of 5.0%. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage-Point Increase	One Percentage-Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	60	(60)
17. Equity Awards
The Company maintains three long-term equity incentive plans, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan ("2011 Plan"), the TriMas Corporation 2006 Long Term Equity Incentive Plan ("2006 Plan") and the 2002 Long Term Equity Incentive Plan ("2002 Plan", collectively the "Plans"). The 2011 Plan provides for the issuance of equity-based incentives in various forms, of which a total of 850,000 shares have been approved for issuance. The 2006 Plan provides for the issuance of equity-based incentives in various forms for up to an aggregate of 2,435,877 shares of the Company's common stock, of which up to 500,000 shares may be granted as incentive stock options. The 2002 Plan provides for the issuance of equity-based incentives in various forms, of which a total of 1,786,123 shares have been approved for issuance. In general, stock options and stock appreciation rights have a fungible ratio of 1:1 (one granted option/appreciation right counts as one share against the aggregate available to issue) under the Plans, while other forms of equity grants, including restricted shares of common stock, have a fungible ratio of 1:1 under the 2002 Plan, 2:1 under the 2006 Plan and 1.75:1 under the 2011 Plan. See below for details of awards under the Plans by type.
Stock Options
In 2011, the Company granted 17,030 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $21.55 and had a weighted-average fair value at grant date of $9.17. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.6% and expected volatility of 40%.
In 2010, the Company granted 97,870 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $6.09 and had a weighted-average fair value at grant date of $2.60. The fair value of these options at the grant date was estimated using the Black‑Scholes option pricing model using the following weighted‑average assumptions: expected life of 6 years, risk-free interest rate of 2.7% and expected volatility of 40%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2009, the Company granted 1,130,500 stock options to certain employees and non-employee directors, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have exercise prices ranging from $1.01 to $1.61 and had a weighted-average fair value at grant date of $0.45. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate ranging from 2.01% to 2.22% and expected volatility of 40%.
Information related to stock options at December 31, 2011 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,742,086	$10.24
Granted	17,030	21.55
Exercised	(460,268)	2.15
Cancelled	(27,699)	11.67
Outstanding at December 31, 2011	1,271,149	$13.29	4.6	$8,722,210
As of December 31, 2011, 841,296 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the years ended December 31, 2011 and 2010 was $0.3 million and $0.2 million, respectively. As of December 31, 2011, there was approximately $40 thousand of unrecognized compensation cost related to stock options that is expected to be recorded over a weighted‑average period of 0.2 years.
The Company recognized approximately $0.3 million of stock based compensation expense related to options for each of the years ended December 31, 2011, 2010 and 2009, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
Restricted Shares
In 2011, the Company awarded five different restricted stock grants. First, the Company granted 49,360 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
Secondly, the Company awarded 81,851 restricted shares of common stock to certain employees which are also subject only to a service condition and vest on the first anniversary date of the award. These awards were made to participants in the Company's short-term Incentive Compensation Plan ("ICP"), where, beginning in the 2010 plan year, all ICP participants whose target ICP annual award exceeds $20 thousand receive 80% of the value earned in cash. The remaining 20% is given in the form of a restricted stock award upon finalization of the awards amount in the first quarter each year, following the previous plan year.
The Company also awarded 81,680 restricted shares to certain Company officers during 2011. Half of the shares are subject to a performance condition and are earned based upon the Company achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, where 50% of the restricted shares vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met (the "EPS Vesting Date") and the remaining 50% vest in two equal parts on the first and second anniversary of the EPS Vesting Date, all subject to continued employment as of each vesting date. The other half of the shares are subject to market conditions and are earned based upon the Company's stock price closing at or above each of $30 and $35 per share for 30 consecutive trading days (20,420 shares subject to each target stock price), with the last such trading day occurring on or prior to September 30, 2013. Once the target stock price is met, 50% of the restricted shares immediately vest and the remaining 50% vest in two equal parts on the first and second anniversary of the date on which the respective trading threshold is met, all subject to continued employment as of each vesting date. The Company estimated the grant-date fair value and estimated term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 1.0% and expected volatility of 70%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company granted 19,392 restricted shares of its common stock to it non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
Lastly, the Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their director fees and to receive the deferred amount in cash or equity. Two directors have elected to defer their director fees and to receive the amount in Company common stock at a future date. The Company issued 9,123 and 13,991 shares in 2011 and 2010, respectively, related to director fee deferrals.
In 2010, the Company granted 128,090 restricted shares of common stock to certain employees. These restricted shares are subject only to a service condition, vesting ratably over three years so long as the employee remains with the Company.
In 2009, the Company offered certain employees the voluntary option to convert a portion of their performance based cash bonus into restricted stock awards. As a part of this offering, the Company granted 216,820 restricted shares of its common stock, which vest ratably over an approximate four month period from the date of grant, and are subject to a service condition that employee remains with the Company through the vesting period and performance conditions that are identical to the cash bonus criteria. For employees that elected this option, the Company made an additional grant to each employee totaling 102,840 restricted shares. This secondary grant vests ratably over an approximate sixteen month period and is subject to the same performance conditions as the restricted shares converted from the cash bonus and requires the employee to remain with the Company through the vesting period. The performance conditions assumed in these restricted stock grants were met as of December 31, 2009. As of the date of grant, the Company reclassified accrued liabilities of approximately $0.8 million related to cash compensation expense recognized prior to the date of grant to paid in capital, as the amount was to be paid in restricted shares of stock rather than in cash.
Information related to restricted shares at December 31, 2011 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	263,209	$7.03
Granted	241,406	19.41
Vested	(163,824)	6.11
Cancelled	(8,748)	16.00
Outstanding at December 31, 2011	332,043	$16.25	1.70	$5,960,710
As of December 31, 2011, there was approximately $1.9 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted‑average period of 1.5 years.
The Company recognized stock-based compensation expense related to restricted shares of approximately $3.2 million, $1.9 million and $0.3 million for the years ended December 31,2011, 2010 and 2009, respectively. The stock‑based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
18. Segment Information
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segment activity is as follows:

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Net Sales
Packaging	$185,240	$171,170	$145,060
Energy	166,780	129,100	111,520
Aerospace & Defense	78,590	73,930	74,420
Engineered Components	175,350	113,000	73,100
Cequent Asia Pacific	94,290	75,990	63,930
Cequent North America	383,710	339,270	309,020
Total	$1,083,960	$902,460	$777,050
Operating Profit (Loss)
Packaging	$48,060	$48,710	$33,050
Energy	19,740	14,700	11,140
Aerospace & Defense	18,640	18,090	21,770
Engineered Components	27,620	12,660	4,190
Cequent Asia Pacific	13,900	12,050	7,990
Cequent North America	32,730	27,840	(3,160)
Corporate expenses	(29,370)	(24,710)	(25,480)
Total	$131,320	$109,340	$49,500
Capital Expenditures
Packaging	$5,420	$5,200	$4,190
Energy	3,710	3,660	1,270
Aerospace & Defense	2,410	1,850	1,550
Engineered Components	5,490	2,780	920
Cequent Asia Pacific	8,780	3,530	750
Cequent North America	2,400	3,100	2,530
Corporate	170	230	80
Total	$28,380	$20,350	$11,290

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Depreciation and Amortization
Packaging	$13,200	$12,640	$13,330
Energy	2,790	1,960	1,860
Aerospace & Defense	2,580	2,330	2,260
Engineered Components	3,540	2,710	2,200
Cequent Asia Pacific	3,860	2,820	2,590
Cequent North America	12,170	13,110	17,140
Corporate	150	120	110
Total	$38,290	$35,690	$39,490
Operating Net Assets
Packaging	$310,520	$264,870	$259,890
Energy	116,980	104,270	74,260
Aerospace & Defense	71,280	71,300	71,760
Engineered Components	63,420	52,590	41,960
Cequent Asia Pacific	42,010	32,570	18,030
Cequent North America	126,680	141,910	151,390
Corporate	31,290	19,130	5,410
Subtotal from continuing operations	762,180	686,640	622,700
Discontinued operations	—	24,650	27,230
Total operating net assets	762,180	711,290	649,930
Current liabilities	224,360	214,430	175,850
Consolidated assets	$986,540	$925,720	$825,780
The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were material to the combined net sales and net assets of the Company taken as a whole.

	As of December 31,
	2011		2010		2009
	Net Sales	Operating Net Assets(a)	Net Sales	Operating Net Assets(a)	Net Sales	Operating Net Assets(a)
	(dollars in thousands)
Non-U.S.
Europe	$68,820	$113,950	$61,990	$68,470	$53,270	$64,240
Australia	88,640	30,870	75,730	27,320	63,500	24,380
Asia	9,500	30,630	3,740	26,450	3,200	23,000
Africa	950	2,990	—	—	—	—
Other North America	29,600	38,660	24,150	29,620	22,460	18,830
Total non-U.S	197,510	217,100	165,610	151,860	142,430	130,450

Total U.S.	886,450	545,080	736,850	534,780	634,620	492,250
Total from continuing operations	$1,083,960	$762,180	$902,460	$686,640	$777,050	$622,700

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________

(a)	Excludes discontinued operations. See Note 5, "Discontinued Operations and Assets Held for Sale."
The Company's export sales from the U.S. approximated $132.5 million, $89.5 million and $71.8 million in 2011, 2010 and 2009, respectively.
19. Income Taxes
The Company's income before income taxes and income tax expense for continuing operations, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2011		2010	2009
	(dollars in thousands)
Income before income taxes:
Domestic	$49,060	34,700	$29,980	$2,360
Foreign	30,680	26,450	26,450	18,260
Total income before income taxes	$79,740		$56,430	$20,620
Current income tax expense:
Federal	$4,500		$930	$340
State and local	2,490		70	350
Foreign	9,890		8,800	5,320
Total current income tax expense	16,880		9,800	6,010
Deferred income tax expense (benefit):
Federal	10,390		9,930	5,600
State and local	830		(1,310)	(3,750)
Foreign	830		(920)	320
Total deferred income tax expense	12,050		7,700	2,170
Income tax expense	$28,930		$17,500	$8,180
The components of deferred taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$1,210	$2,010
Inventories	5,730	8,020
Accrued liabilities and other long-term liabilities	32,110	28,470
Tax loss and credit carryforwards	5,190	20,850
Gross deferred tax asset	44,240	59,350
Valuation allowances	(2,950)	(3,360)
Net deferred tax asset	41,290	55,990
Deferred tax liabilities:
Property and equipment	(20,330)	(22,210)
Goodwill and other intangible assets	(63,490)	(59,800)
Other, principally deferred income	(2,120)	(3,360)
Gross deferred tax liability	(85,940)	(85,370)
Net deferred tax liability	$(44,650)	$(29,380)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income from continuing operations before income taxes:

	2011	2010	2009
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$27,910	$19,750	$7,220
State and local taxes, net of federal tax benefit	2,440	650	(2,210)
Differences in statutory foreign tax rates	(2,250)	(1,720)	(390)
Intangible asset adjustments	—	—	1,120
Net valuation allowance	130	(1,300)	1,660
Other, net	700	120	780
Income tax expense	$28,930	$17,500	$8,180
During the year ended December 31, 2011, the Company exhausted the remaining U.S. federal net operating loss ("NOL") carryforwards of approximately $31.2 million. In addition, the Company has recorded a deferred tax asset of $3.0 million related to various state operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2024 and 2027.
The Company has recorded valuation allowances of $3.0 million and $3.4 million as of December 31, 2011 and 2010, respectively, against certain deferred tax assets. Based on expected future taxable income due to the reversal of existing U.S. federal deferred tax liabilities, the Company believes it is more likely than not that all of the U.S. federal deferred tax assets will be realized.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2011, the Company has not made a provision for U.S. or additional foreign withholding taxes on approximately $155.0 million of undistributed earnings of foreign subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.
Unrecognized tax benefits
The Company has approximately $13.4 million and $13.2 million of unrecognized tax benefits ("UTB's") as of December 31, 2011 and 2010, respectively. If the unrecognized tax benefits were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2011 and 2010 approximately $9.3 million and $9.7 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the UTB's and related accrued interest and penalties for the years ended December 31, 2011 and 2010 is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
	(dollars in thousands)
Balance at December 31, 2009	$7,130	$860
Tax positions related to current year:
Additions	490	150
Tax positions related to prior years:
Additions	6,470	1,630
Reductions	—	—
Settlements	(30)	(10)
Lapses in the statutes of limitations	(910)	(660)
Balance at December 31, 2010	$13,150	$1,970
Tax positions related to current year:
Additions	1,340	240
Tax positions related to prior years:
Additions	870	30
Reductions	(475)	(30)
Settlements	—	—
Lapses in the statutes of limitations	(1,495)	(430)
Balance at December 31, 2011	$13,390	$1,780
The increase in UTB's and estimated liabilities for interest and penalties for tax positions related to prior years is primarily due to the Company's ongoing audit negotiations in foreign jurisdictions. The Company maintains an indemnification asset for certain acquired UTB's and corresponding interest and penalties.
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2002 through 2011. There are currently one state and two foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits and is not aware of, nor does it anticipate, any material subsequent events that could have a significant impact on the Company's financial position during the next twelve months.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Summary Quarterly Financial Data

	As of December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$258,560	$288,090	$277,660	$259,650
Gross profit	71,820	88,290	81,940	75,650
Income from continuing operations	10,690	16,010	16,980	7,130
Income from discontinued operations, net of income taxes	1,060	1,080	1,290	6,120
Net income	11,750	17,090	18,270	13,250
Earnings per share—basic:
Continuing operations	$0.32	$0.47	$0.49	$0.21
Discontinued operations	0.03	0.03	0.04	0.18
Net income per share	$0.35	$0.50	$0.53	$0.39
Weighted average shares—basic	33,913,610	34,215,734	34,417,879	34,437,097
Earnings per share—diluted:
Continuing operations	$0.31	$0.46	$0.49	$0.20
Discontinued operations	0.03	0.03	0.03	0.18
Net income per share	$0.34	$0.49	$0.52	$0.38
Weighted average shares—diluted	34,599,076	34,769,576	34,901,277	34,961,772

	As of December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$210,430	$241,790	$237,730	$212,510
Gross profit	61,110	75,620	72,070	62,250
Income from continuing operations	5,180	14,170	11,950	7,630
Income (loss) from discontinued operations, net of income taxes	250	7,260	770	(1,940)
Net income	5,430	21,430	12,720	5,690
Earnings (loss) per share—basic:
Continuing operations	$0.15	$0.42	$0.36	$0.23
Discontinued operations	0.01	0.21	0.02	(0.06)
Net income per share	$0.16	$0.63	$0.38	$0.17
Weighted average shares—basic	33,569,677	33,794,647	33,827,939	33,852,165
Earnings (loss) per share—diluted:
Continuing operations	$0.15	$0.41	$0.35	$0.22
Discontinued operations	0.01	0.21	0.02	(0.06)
Net income per share	$0.16	$0.62	$0.37	$0.16
Weighted average shares—diluted	34,314,020	34,437,418	34,512,820	34,561,391

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Event (unaudited)
On February 24, 2012, the Company acquired 70% of the membership interests of Arminak & Associates, LLC ("Arminak") for the purchase price of approximately $64 million, of which approximately $59 million was paid in cash at closing. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of the third quarter of 2012. The purchase agreement provides the Company an option to purchase, and Arminak's current owners an option to sell, the remaining 30% non-controlling interest at specified dates in the future based on a multiple of future earnings, as defined. Arminak is in the business of designing, manufacturing and supplying foamers, lotion pumps, fine mist sprayers and other packaging solutions for the cosmetic, personal care and household product markets, and had approximately $60 million in revenue in the twelve months ended December 31, 2011. Arminak will be included in the Company's Packaging reportable segment.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$33,820	$55,100	$—	$88,920
Trade receivables, net	—	105,030	30,580	—	135,610
Receivables, intercompany	—	2,290	—	(2,290)	—
Inventories	—	147,010	31,020	—	178,030
Deferred income taxes	—	17,280	1,230	—	18,510
Prepaid expenses and other current assets	—	8,950	1,670	—	10,620
Total current assets	—	314,380	119,600	(2,290)	431,690
Investments in subsidiaries	412,840	169,360	—	(582,200)	—
Property and equipment, net	—	103,880	55,330	—	159,210
Goodwill	—	169,290	46,070	—	215,360
Intangibles and other assets	7,920	169,020	6,350	(3,010)	180,280
Total assets	$420,760	$925,930	$227,350	$(587,500)	$986,540
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$7,290	$—	$—	$7,290
Accounts payable, trade	—	115,150	31,780	—	146,930
Accounts payable, intercompany	—	—	2,290	(2,290)	—
Accrued liabilities	1,080	58,660	10,400	—	70,140
Total current liabilities	1,080	181,100	44,470	(2,290)	224,360
Long-term debt	245,890	216,720	—	—	462,610
Deferred income taxes	—	61,580	6,210	(3,010)	64,780
Other long-term liabilities	—	53,690	7,310	—	61,000
Total liabilities	246,970	513,090	57,990	(5,300)	812,750
Total shareholders' equity	173,790	412,840	169,360	(582,200)	173,790
Total liabilities and shareholders' equity	$420,760	$925,930	$227,350	$(587,500)	$986,540

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Balance Sheet
(Dollars in thousands)

	December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,070	$31,300	$—	$46,370
Trade receivables, net	—	90,110	21,270	—	111,380
Receivables, intercompany	—	—	480	(480)	—
Inventories	—	131,790	24,190	—	155,980
Deferred income taxes	13,210	19,740	1,550	—	34,500
Prepaid expenses and other current assets	10	5,300	1,360	—	6,670
Assets of discontinued operations held for sale	—	30,360	—	—	30,360
Total current assets	13,220	292,370	80,150	(480)	385,260
Investments in subsidiaries	336,930	136,480	—	(473,410)	—
Property and equipment, net	—	99,810	49,480	—	149,290
Goodwill	—	159,620	46,270	—	205,890
Intangibles and other assets	8,670	173,110	6,440	(2,940)	185,280
Total assets	$358,820	$861,390	$182,340	$(476,830)	$925,720
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$17,730	$—	$—	$17,730
Accounts payable, trade	—	97,530	26,860	—	124,390
Accounts payable, intercompany	—	480	—	(480)	—
Accrued liabilities	1,080	55,320	10,200	—	66,600
Liabilities of discontinued operations	—	5,710	—	—	5,710
Total current liabilities	1,080	176,770	37,060	(480)	214,430
Long-term debt	245,420	231,500	—	—	476,920
Deferred income taxes	—	64,370	4,010	(2,940)	65,440
Other long-term liabilities	—	51,820	4,790	—	56,610
Total liabilities	246,500	524,460	45,860	(3,420)	813,400
Total shareholders' equity	112,320	336,930	136,480	(473,410)	112,320
Total liabilities and shareholders' equity	$358,820	$861,390	$182,340	$(476,830)	$925,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$900,830	$229,180	$(46,050)	$1,083,960
Cost of sales	—	(643,860)	(168,450)	46,050	(766,260)
Gross profit	—	256,970	60,730	—	317,700
Selling, general and administrative expenses	—	(156,180)	(30,340)	—	(186,520)
Gain (loss) on dispositions of property and equipment	—	170	(30)	—	140
Operating profit	—	100,960	30,360	—	131,320
Other income (expense), net:
Interest expense	(25,700)	(16,570)	(2,210)	—	(44,480)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(7,880)	4,750	—	(3,130)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(25,700)	72,540	32,900	—	79,740
Income tax (expense) benefit	10,070	(27,230)	(11,770)	—	(28,930)
Equity in net income of subsidiaries	75,990	21,130	—	(97,120)	—
Income from continuing operations	60,360	66,440	21,130	(97,120)	50,810
Income from discontinued operations, net of income taxes	—	9,550	—	—	9,550
Net income	$60,360	$75,990	$21,130	$(97,120)	$60,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	—	$747,050	$198,230	$(42,820)	$902,460
Cost of sales	—	(526,820)	(147,410)	42,820	(631,410)
Gross profit	—	220,230	50,820	—	271,050
Selling, general and administrative expenses	—	(136,660)	(23,530)	—	(160,190)
Loss on dispositions of property and equipment	—	(1,280)	(240)	—	(1,520)
Operating profit	—	82,290	27,050	—	109,340
Other income (expense), net:
Interest expense	(25,710)	(24,090)	(2,030)	—	(51,830)
Other, net	—	(3,400)	2,320	—	(1,080)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(25,710)	54,800	27,340	—	56,430
Income tax (expense) benefit	9,000	(17,510)	(8,990)	—	(17,500)
Equity in net income of subsidiaries	61,980	18,350	—	(80,330)	—
Income from continuing operations	45,270	55,640	18,350	(80,330)	38,930
Income from discontinued operations, net of income taxes	—	6,340	—	—	6,340
Net income	$45,270	$61,980	$18,350	$(80,330)	$45,270

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Operations
(Dollars in thousands)

	Year ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Net sales	$—	$640,850	$167,770	$(31,570)	$777,050
Cost of sales	—	(480,910)	(123,200)	31,570	(572,540)
Gross profit	—	159,940	44,570	—	204,510
Selling, general and administrative expenses	(1,250)	(123,320)	(21,850)	—	(146,420)
Estimated future unrecoverable lease obligations	—	(5,250)	—	—	(5,250)
Fees incurred under advisory services agreement	—	(2,890)	—	—	(2,890)
Gain (loss) on dispositions of property and equipment	—	(700)	250	—	(450)
Operating income (loss)	(1,250)	27,780	22,970	—	49,500
Other income (expense), net:
Interest expense	(28,880)	(15,180)	(1,040)	—	(45,100)
Gain (loss) on extinguishment of debt	19,170	(1,180)	—	—	17,990
Other, net	—	1,010	(2,780)	—	(1,770)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(10,960)	12,430	19,150	—	20,620
Income tax (expense) benefit	3,840	(5,990)	(6,030)	—	(8,180)
Equity in net income of subsidiaries	6,900	13,120	—	(20,020)	—
Income (loss) from continuing operations	(220)	19,560	13,120	(20,020)	12,440
Loss from discontinued operations	—	(12,660)	—	—	(12,660)
Net income (loss)	$(220)	$6,900	$13,120	$(20,020)	$(220)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(24,480)	$86,880	$33,410	$—	$95,810
Cash Flows from Investing Activities:
Capital expenditures	—	(20,350)	(12,270)	—	(32,620)
Acquisition of businesses, net of cash acquired	—	(27,400)	(3,990)	—	(31,390)
Net proceeds from disposition of businesses and other assets	—	38,710	70	—	38,780
Net cash used for investing activities	—	(9,040)	(16,190)	—	(25,230)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	225,000	44,150	—	269,150
Repayments of borrowings on term loan facilities	—	(250,220)	(44,150)	—	(294,370)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	659,300	—	—	659,300
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(659,300)	—	—	(659,300)
Debt financing fees	—	(6,890)	—	—	(6,890)
Shares surrendered upon vesting of option and restricted stock awards to cover tax obligations	(900)	—	—	—	(900)
Proceeds from exercise of stock options	1,000	—	—	—	1,000
Excess tax benefit from stock based compensation	—	3,980	—	—	3,980
Intercompany transfers (to) from subsidiaries	24,380	(30,960)	6,580	—	—
Net cash provided by (used for) financing activities	24,480	(59,090)	6,580	—	(28,030)
Cash and Cash Equivalents:
Increase for the period	—	18,750	23,800	—	42,550
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$33,820	$55,100	$—	$88,920

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(25,910)	$80,820	$40,050	$—	$94,960
Cash Flows from Investing Activities:
Capital expenditures	—	(14,880)	(7,020)	—	(21,900)
Acquisition of businesses, net of cash acquired	—	(30,040)	(720)	—	(30,760)
Net proceeds from disposition of assets	—	14,720	90	—	14,810
Net cash used for investing activities	—	(30,200)	(7,650)	—	(37,850)
Cash Flows from Financing Activities:
Repayments of borrowings on term loan facilities	—	(2,600)	(12,060)	—	(14,660)
Proceeds from borrowings on revolving credit facilities	—	472,700	3,610	—	476,310
Repayments of borrowings on revolving credit facilities	—	(477,900)	(4,460)	—	(482,360)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(240)	—	—	—	(240)
Proceeds from exercise of stock options	130	—	—	—	130
Excess tax benefits from stock based compensation	—	600	—	—	600
Intercompany transfers (to) from subsidiaries	26,020	(28,650)	2,630	—	—
Net cash provided by (used for) financing activities	25,910	(35,850)	(10,280)	—	(20,220)
Cash and Cash Equivalents:
Increase for the period	—	14,770	22,120	—	36,890
At beginning of period	—	300	9,180	—	9,480
At end of period	$—	$15,070	$31,300	$—	$46,370

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Guarantor
Condensed Financial Statements
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(28,060)	$72,820	$38,750	$—	$83,510
Cash Flows from Investing Activities:
Capital expenditures	—	(11,120)	(2,940)	—	(14,060)
Net proceeds from disposition of assets	—	22,470	720	—	23,190
Net cash provided by (used for) investing activities	—	11,350	(2,220)	—	9,130
Cash Flows from Financing Activities:
Repayments of borrowings on senior credit facilities	—	(2,600)	(7,970)	—	(10,570)
Proceeds from borrowings on revolving credit facilities	—	798,120	4,700	—	802,820
Repayments of borrowings on revolving credit facilities	—	(801,500)	(5,680)	—	(807,180)
Retirement of senior subordinated notes	(300,390)	—	—	—	(300,390)
Proceeds on borrowings on senior secured notes	244,980	—	—	—	244,980
Debt refinance fees and expenses	(11,450)	(5,280)	—	—	(16,730)
Intercompany transfers (to) from subsidiaries	94,920	(72,950)	(21,970)	—	—
Net cash provided by (used for) financing activities	28,060	(84,210)	(30,920)	—	(87,070)
Cash and Cash Equivalents:
Increase (decrease) for the period	—	(40)	5,610	—	5,570
At beginning of period	—	340	3,570	—	3,910
At end of period	$—	$300	$9,180	$—	$9,480

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2011, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2011.
KPMG LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, as stated in their report below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
TriMas Corporation:
We have audited TriMas Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriMas Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, TriMas Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Detroit, Michigan
February 27, 2012

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Board of Directors currently consists of six members serving three-year staggered terms. The Board of Directors is divided into three classes, each class consisting of one-third of the Company's directors. Class III directors' terms will expire at the 2012 Annual Meeting.
Director Background and Qualifications.    The following sets forth the business experience during at least the past five years of each Director nominee and each of the directors whose term of office will continue after the Annual Meeting.
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
Daniel P. Tredwell.    Mr. Tredwell was elected as one of the Company's directors in June 2002. Mr. Tredwell has extensive knowledge and expertise in financial and banking matters. Mr. Tredwell is the Managing Member, and one of the co-founders of Heartland Industrial Partners, L.P. (“Heartland”). Mr. Tredwell is also the Managing Member of CoveView Advisors LLC, an independent financial advisory firm, and Cove View Capital LLC, a credit opportunities investment fund. He has more than two decades of private equity and investment banking experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. (a predecessor of J.P. Morgan Securities, Inc.) until 1999 and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Springs Industries, Inc., and Springs Global Participações S.A. From November 2000 to January 2010, Mr. Tredwell served on the Board of Metaldyne Corporation, and its successor, Asahi Tec Corporation of Japan. Mr. Tredwell holds a B.A. in Economics from Miami University and an M.B.A. in Finance from the Wharton School.
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
Samuel Valenti III.    Mr. Valenti was elected as Chairman of the Company's Board of Directors in June 2002 and served as Executive Chairman of the Company's Board from November 2005 through November 2008. Mr. Valenti remains Chairman of the Company's Board. Mr. Valenti has extensive knowledge and expertise in management of diversified manufacturing businesses and financial matters. He was employed by Masco Corporation from 1968 through March 2008. From 1988 through March 2008, Mr. Valenti was President and a member of the board of Masco Capital Corporation, and was Vice President‑Investments of Masco Corporation from May 1974 to October 1998. Until November 2005, Mr. Valenti also served as a special advisor to Heartland Industrial Partners, L.P., and until July 2006, Mr. Valenti served as a director of Metaldyne Corporation. Mr. Valenti is currently Chairman of Valenti Capital LLC. Mr. Valenti holds a B.A. and Masters in Economics from Western Michigan University. Mr. Valenti is the former Chairman of the Investment Advisory Committee of the $50 billion State of Michigan retirement system and serves on the Harvard Business School Advisory Council. He also serves on the Advisory Council at the University of Notre Dame and the Advisory Board at the University of Michigan Business School Zell-Lurie Institute. Mr. Valenti is a member of Business Leaders for Michigan and serves as Chairman of the Renaissance Venture Capital Fund.

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
In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Wathen should serve as a director based on his years of operational and management experience in diversified manufacturing environments, his experience as a public‑company director, his executive leadership experience, including with respect to the Company, and his subject matter expertise in the areas of engineering, production, and business development.
Marshall A. Cohen.   Mr. Cohen was elected as one of the Company's directors in January 2005. Mr. Cohen has extensive knowledge and experience in management, governance and legal matters involving publicly-held companies. He is counsel (retired) at Cassels Brock & Blackwell LLP, a law firm based in Toronto, Canada, which he joined in 1996. Prior to joining that firm, Mr. Cohen served as president and chief executive officer of the Molson Companies Limited from 1988 to 1996. Mr. Cohen is a director of Gleacher Securities, Inc. and TD Ameritrade. From 1993 to 2008, Mr. Cohen was a director of AIG, Inc., and from September 1988 to April 2011 was a director of Barrick Gold Corporation. Mr. Cohen holds a B.A. from the University of Toronto, a law degree from Osgoode Hall Law School and a Masters Degree in Law from York University.
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
Richard M. Gabrys.  Mr. Gabrys joined the Board in August 2006. Mr. Gabrys has extensive knowledge and expertise in financial reporting for publicly-held companies and accounting matters. Mr. Gabrys retired from Deloitte & Touche LLP in 2004 after 42 years, where he served a variety of publicly-held companies, financial services institutions, public utilities and health care entities. He was Vice Chairman of Deloitte's United States Global Strategic Client Group and served as a member of its Global Strategic Client Council. From January 2006 through August 2007, Mr. Gabrys served as the Interim Dean of the School of Business Administration of Wayne State University. From December 2004 through January 2008, Mr. Gabrys served on the board of Dana Corporation and from May 2007 to June 2011 he served on the board of Massey Energy Company. He is a member of the Board of Directors of CMS Energy Company and La-Z-Boy Inc., and is the President and Chief Executive Officer of Mears Investments, L.L.C., a private family investment company. Mr. Gabrys holds a B.S. in Accounting from King's College and completed the Executive Program at Stanford University.
In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Gabrys should serve as a director based on his leadership while serving as a partner and senior manager of a global accounting and auditing firm, the breadth of his experience in auditing, finance and other areas of oversight while serving as a member of the Boards of Directors of other significant corporations, and his subject matter expertise in finance, accounting, and Sarbanes‑Oxley compliance.
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
The table below sets forth the meeting information for the four standing committees of the Board for 2011:

Name	Audit	Compensation	Governance & Nominating	Executive
David M. Wathen	—	—	—	Chairman
Marshall A. Cohen	X	X	Chairman	—
Richard M. Gabrys	Chairman	X	X	—
Eugene A. Miller	X	Chairman	X	—
Daniel P. Tredwell	—	—	—	X
Samuel Valenti III	X	X	X	X
The Company's Board of Directors currently consists of six directors, divided into three classes so that, each class will consist of one-third of the Company's directors. The members of each class serve for staggered, three year terms. Upon the expiration of the term of a class of directors, directors in that class may be asked to stand for re-election for a three year term at the Annual Meeting in the year in which their term expires. The table below sets forth the class in which director serves:

Board of Directors	Class
Daniel P. Tredwell	Class III(1)
Samuel Valenti III	Class III(1)
David M. Wathen	Class I(2)
Marshall A. Cohen	Class I(2)
Richard M. Gabrys	Class II(3)
Eugene A. Miller	Class II(3)

(1) Term expires at 2011 annual stockholder meeting
(2) Term expires at 2012 annual stockholder meeting.
(3) Term expires at 2013 annual stockholder meeting.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one third of the Company's directors.
During 2011, all current directors attended at least 75%, in aggregate, of the meetings of the Board of Directors and all committees of the Board on which they served. All of the current directors attended the Company's 2011 Annual Meeting of Shareholders, and all Directors are expected to attend all meetings, including the Annual Meeting. In addition to attending Board and committee meetings, directors fulfill their responsibilities by consulting with the President and Chief Executive Officer and other members of management on matters that affect the Company.
Independent and non-management directors hold regularly scheduled executive sessions in which independent and non-management directors meet without the presence of management. These executive sessions generally occur around regularly scheduled meetings of the Board of Directors. For more information regarding the Company's Board of Directors and other corporate governance procedures, see “Corporate Governance.” For information on how you can communicate with the Company's non-management directors, see “Communicating with the Board.”

Audit Committee.    The Audit Committee is responsible for providing independent, objective oversight and review of the Company's auditing, accounting and financial reporting processes, including reviewing the audit results and monitoring the effectiveness of the Company's internal audit function. In addition, the Audit Committee is responsible for (1) selecting the Company's independent registered public accounting firm, (2) approving the overall scope of the audit, (3) assisting the Board in monitoring the integrity of the Company's financial statements, our independent registered public accounting firm's qualifications and independence, the performance of the company's independent registered public accounting firm, and the Company's internal audit function and compliance with relevant legal and regulatory requirements, (4) annually reviewing the Company's independent registered pubic accounting firm's report describing the auditing firm's internal quality control procedures and any material issues raised by the most recent internal quality control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately and periodically, with management, internal auditors and the independent registered public accounting firm, (9) reviewing with the independent auditor any audit problems or difficulties and management's response, (10) setting clear hiring policies for employees or former employees of the independent registered public accounting firm, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board of Directors from time to time, and (12) reporting regularly to the full Board of Directors. See “Report of the Audit Committee.” The Audit Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investor page.
Each of the directors on the Audit Committee is financially literate. The Board of Directors has determined that each of Messrs. Miller and Gabrys qualifies as an “audit committee financial expert” within the meaning of SEC regulations and that each member on the Audit Committee has the accounting and related financial management expertise required by the NASDAQ listing standards and that each is “independent” from management in accordance with NASDAQ listing standards and the Company's Corporate Governance Guidelines.
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
The Compensation Committee is responsible for monitoring and administering the Company's compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board of Directors from time to time. The Committee's charter reflects such responsibilities and is available on the Company's website, www.trimascorp.com, in the Corporate Governance section of the Investors page. The Committee last updated its charter on October 29, 2009.
See also “Compensation Discussion and Analysis - Role of the Compensation Committee.”
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
In recommending candidates to the Board, the Corporate Governance and Nominating Committee reviews the experience, mix of skills and other qualities of a nominee to assure appropriate Board composition after taking into account the current Board members and the specific needs of the Company and the Board. The Board looks for individuals who have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. The Corporate Governance and Nominating Committee does not have a formal policy with respect to diversity; however, the Board and the Governance and Nominating Committee believe that it is essential that the Board members represent diverse viewpoints. As required by NASDAQ, SEC or such other applicable regulatory requirements, a majority of the Board will be comprised of independent directors.

The Corporate Governance and Nominating Committee generally relies on multiple sources for identifying and evaluating nominees, including referrals from the Company's current directors and management. The Corporate Governance and Nominating Committee does not solicit director nominations, but will consider recommendations by shareholders with respect to elections to be held at an Annual Meeting, so long as such recommendations are sent on a timely basis to the Corporate Secretary of the Company and are in accordance with the Company's by-laws. The Corporate Governance and Nominating Committee will evaluate nominees recommended by shareholders against the same criteria. The Company did not receive any nominations of directors by shareholders for the 2012 Annual Meeting.
The Corporate Governance and Nominating Committee is also responsible for recommending to the Board appropriate Corporate Governance Guidelines applicable to the Company and overseeing governance issues.
The Corporate Governance and Nominating Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investors page.
Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee is an employee of the Company. Messrs. Cohen, Gabrys, Miller and Valenti are the current members of the Company's Compensation Committee. See “Transactions with Related Persons” for a summary of related person transactions involving Heartland.
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
Code of Ethics. Effective January 1, 2012, the Board adopted a revised Code of Ethics that applies to all directors and all employees, including the Company's principal executive officer, principal financial officer, and other persons performing similar executive management functions. The Code of Ethics is posted on the Company's website in the Corporate Governance section. All amendments to the Company's Code of Ethics, if any, will be also posted on the Company's internet website, along with all waivers, if any, of the Code of Ethics involving senior officers.
The Company has filed with the SEC, as exhibits to its Quarterly Reports on Form10-Q for the quarters ended March 31, June 30 and September 30, 2011, respectively, and its Annual Report on Form 10-K for the year ended December 31, 2011, Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
A copy of the Company's committee charters, Corporate Governance Guidelines and Code of Ethics will be sent to any shareholder, without charge, upon written request sent to the Company's executive offices: TriMas Corporation, Attention: Vice President, General Counsel and Corporate Secretary, 39400 Woodward Avenue, Suite 130, Bloomfield Hills, Michigan 48304.

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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, officers and 10% shareholders (if any) to file reports of ownership and changes in ownership with respect to our securities with the SEC and to furnish copies of these reports to us. We reviewed the filed reports and written representations from our directors, executive officers and greater than 10% shareholders regarding the necessity of filing reports. With the exception of the late filing related to the reports on Form 4 dated for March 1, 2011 for each of Messrs. Wathen, Zeffiro, Sherbin and Zalupski, we believe that all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for 2011 with respect to the Company.
Executive Officers
Officers of the Company serve at the pleasure of the Board.

Name	Age	Title
David M. Wathen	59	Director, President and Chief Executive Officer
A. Mark Zeffiro	46	Chief Financial Officer
Thomas M. Benson	56	President - Cequent Performance Products
Lynn A. Brooks	58	President - Packaging Systems
Joshua A. Sherbin	48	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert J. Zalupski	52	Vice President Finance, Corporate Development and Treasurer
David M Wathen. Business experience provided under “Director and Director Nominees.”
A. Mark Zeffiro. Mr. Zeffiro was appointed Chief Financial Officer of the Company in June 2008. Prior to joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company (“GE”) and Black and Decker Corporation (“Black & Decker”). From 2004, during Mr. Zeffiro's four-year tenure with Black & Decker, he was Vice President of Finance for the Global Consumer Product Group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black and Decker's factory store business unit, a $50 million business comprising 38 factory stores and 500 personnel. From 2003 to 2004, Mr. Zeffiro was Chief Financial Officer of First Quality Enterprises, a private company producing consumer products for the health care market globally, where he led all financial activities, including funding, banking and audit. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was Chief Financial Officer of their medical imaging manufacturing division.

Thomas M. Benson. Mr. Benson has been President of the Company's Cequent Performance Products, Inc. subsidiary since 2008. Prior to his appointment in 2005 as President of Cequent Towing Products, Inc., Mr. Benson held various management positions within the Cequent business, including President of Draw-Tite, Inc. Before joining the Company in 1984, Mr. Benson held the position of Manager Warranty Systems at Ford Motor Company from 1978 to 1984.
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
Robert J. Zalupski. Mr. Zalupski was appointed the Company's Vice President, Finance and Treasurer in January 2003 and assumed responsibility for Corporate Development in March 2010. He joined the Company as Director of Finance and Treasury in July 2002, prior to which he worked in the Detroit office of Arthur Andersen. From August 1996 through November 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Prior to August 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.
Item 11.    Executive Compensation
Compensation Discussion and Analysis Overview
Introduction and Overview
This Compensation Discussion & Analysis (“CD&A”) describes the executive compensation programs in place at the Company for 2011 and key elements of the program for 2012. Your understanding of our executive compensation program is important to the Company. The goal of this CD&A is to explain:

•	Our compensation philosophy for executives of the Company including our Named Executive Officers ("NEOs");

•	The respective roles of our Compensation Committee and management in the executive compensation process;

•	The key components of our executive compensation program; and

•	How the decisions we make in the compensation process align with our compensation philosophy.
Throughout this CD&A, TriMas' Named Executive Officers or NEOs means:

(1)	President and Chief Executive Officer - David M. Wathen ("President and CEO");

(2)	Chief Financial Officer - A. Mark Zeffiro ("CFO");

(3)	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary - Joshua A. Sherbin ("General Counsel");

(4)	President - Packaging Systems - Lynn A. Brooks ("President - Packaging Systems"); and

(5)	Vice President Finance, Corporate Development and Treasurer - Robert J. Zalupski ("Vice President - Finance").

2011 EXECUTIVE SUMMARY
Philosophy and Goals of Executive Compensation Program
Our executive compensation philosophy is to employ programs that attract and retain key leaders, deliver pay that varies appropriately with the actual performance results achieved, and motivate executives to continuously strive to improve both our short-term and long-term financial and operating positions. Our goal is to align our executives' interests with those of our shareholders, and encourage our executives to make decisions that will increase shareholder value over the longer-term. The Company attempts to achieve its policies and philosophies by establishing performance objectives for its executive officers and by linking compensation to financial performance goals.
2011 Financial Highlights
In 2011, we reported record net sales of $1.084 billion, an increase of 20% compared to 2010, with sales growth in all six segments. During 2011, the management team continued to make significant progress on our strategic initiatives, as highlighted in the specific accomplishments detailed below:

•	Improved both 2011 income and diluted earnings per share from continuing operations by approximately 30% compared to 2010;

•	Increased sales due to new product introductions, market share gains and geographic expansion;

•	Sold the precision cutting tool and specialty fittings lines of businesses to continue to refine the business portfolio to support strategic imperatives and drive the highest return for shareholders;

•	Refinanced our U.S. credit facilities and amended our accounts receivable facility to reduce interest costs, extend maturities and improve financial and operational flexibility;

•	Managed operating working capital as a percentage of sales to below 13%, despite 20% growth in net sales;

•	Generated 2011 Free Cash Flow, defined as cash flows from operating activities less capital expenditures, of $63 million;

•	Reduced total indebtedness, net of cash, from $448.3 million as of December 31, 2010, to $381.0 million as of December 31, 2011; and

•	Ended the year with record levels of available liquidity.
In addition, we continued to make strategic investments in our business segments, including the completion of three bolt-on acquisitions which enhanced our growth opportunities through expansion of the product portfolio, customer base and geographic reach. The management team also continued to drive productivity and lean initiatives across the organization. The savings realized from these actions enabled us to maintain or improve margins, to offset inflationary cost increases and to fund growth initiatives.
The significant accomplishments mentioned above led to a strong performance in 2011 and continued to build upon the foundation for long term growth and earnings expansion.
Summary of Compensation Decisions and Outcomes for 2011
The key decisions of the Compensation Committee (the "Committee") made during 2011 are recapped below and discussed in greater detail in the remainder of this CD&A.

•	Base salary adjustments: The Committee approved modest base salary adjustments for our NEOs that ranged from 1.2% to 3%, to recognize individual performance and general market movement.

•	2011 Short Term Incentive program.

◦	Company-wide:
The Committee approved changes to the Company-wide Incentive Compensation Plan ("ICP") for 2011 in which the President and CEO, CFO, General Counsel, and Vice President - Finance participate to continue the focus on metrics that align our program with the creation of value for shareholders. Return on Average Invested Capital and the Non-Financial Objectives were eliminated as performance measures, which allowed for greater focus on Sales and Profitability, Earnings Per Share and Cash Flow. The Committee approved increases to the 2011 target awards for Messrs. Wathen (110% to 112.5% of base salary) and Zeffiro (70% to 72.5% of base salary) to further increase the focus on performance-based pay. The target percentage for the General Counsel and Vice President - Finance remained the same.
Based on the Company-wide 2011 performance, the ICP attainment was 185% of target which is being paid in 2012. Amounts earned varied by metric from a low of 125% of target to a maximum of 250% of target based on performance results achieved.

◦	Packaging Systems:
The Committee approved changes to the metrics applied to Packaging Systems for the 2011 ICP. The changes which impact the bonus calculation for the President - Packaging Systems included the elimination of Inventory Turnover and Non-Financial Objectives as performance measures and greater emphasis on the Cash Flow, Productivity and New Products/Product Growth metrics, to align with the Company's commitment to delever and focus on improving productivity and sales growth. The target bonus award percentage remained the same for the President - Packaging Systems.
Based on the Packaging Systems 2011 performance, the ICP attainment was 75% of target, which is being paid in 2012. Amounts earned varied by metric from a low of 0% of target to a maximum of 150% of target based on performance results achieved.

◦
Amounts earned by the NEOs (and certain other plan participants) are paid 80% in cash, with the remaining 20% paid in TriMas restricted stock that vests on the one year anniversary of grant date. This program feature promotes retention as well as the alignment of executives' interests with those of our shareholders.

•	2011 performance-based equity

◦
The Committee granted equity awards to our President and CEO, CFO, General Counsel, and Vice President - Finance that are 100% performance based and vest in varying proportion only if TriMas achieves certain earnings per share ("EPS") and stock price targets on or before September 30, 2013. The awards were granted in recognition of their leadership and role within the Company and support our objective of linking executive rewards to performance.

Results and Role of Shareholder Say-on-Pay Vote
At the Annual Meeting of Shareholders held on May 10, 2011, approximately 99.2% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers. In view of this vote outcome and upon evaluation of the existing compensation program, the Committee decisions in 2011 were consistent with the overall philosophy and structure of the program.
At the 2011 Annual Meeting of Shareholders, a majority of the shareholders who voted on the frequency of the “say-on-pay” vote approved an advisory vote on the Company's executive compensation every three years. In alignment with the shareholder vote, we will hold advisory votes on the Company's NEO compensation in 2014 and again in 2017, at which time we will also hold the next required vote on the frequency of the shareholder vote on executive compensation.
Approval of the 2011 Omnibus Incentive Compensation Plan
At the May 10, 2011 Annual Meeting of Shareholders, the shareholders approved the 2011 Omnibus Incentive Compensation Plan. The plan provides for the award to directors, officers, employees, and other service providers of the Company of restricted stock, restricted stock units, options to purchase stock, stock appreciation rights, unrestricted stock and other awards to acquire up to an aggregate of 850,000 shares of common stock.  The purpose of the 2011 Plan is to enhance the ability of the Company to attract and retain highly qualified directors, officers, key employees and other persons and to motivate them to serve the Company and to improve the business results and earnings of the Company by providing the opportunity to them to acquire or increase a direct equity interest in the operations and future success of the Company.
DETAILED PROGRAM DESCRIPTIONS
Overview of Key Program Elements
Our Committee works closely with the Company's leadership team to refine our compensation programs, to clearly articulate its objectives to our executives and to emphasize our focus on performance-based compensation whereby executives are rewarded for results that create shareholder value.

Compensation that is performance-based (as opposed to fixed) increases as an executive's responsibility increases. The Committee believes that the portion of an officer's total compensation that is dependent on performance results achieved should increase commensurate with position level and accountability.
The main elements of our compensation structure and how each supports our compensation philosophy are summarized below:

Principal Compensation Elements
Element	Description	Performance Consideration	Primary Objective
Base Salary	Fixed cash payment	Based on level of responsibility, experience, knowledge, and individual performance	Attract and retain
Short Term ICP	Short-term incentive, cash and equity payment (20% of award paid in restricted stock, subject to one year vest)	Measured by corporate and business unit performance oriented towards short-term financial goals	Promote achievement of short-term financial goals aligned with shareholder interests, as well as retention due to the 1 year vesting requirement
Long Term Incentive Plan	Equity based awards includes stock options, restricted shares, and performance share units (note that not all types of awards are granted every year)	Creation of shareholder value and realization of medium and long-term financial and strategic goals	Create alignment with shareholder interests; promote achievement of longer-term financial and strategic objectives
Retirement and Welfare Benefits	Retirement plans, health and insurance benefits	Indirect - executive must remain employed to be eligible for retirement and welfare benefits	Attract and retain
Perquisites - Flexible Cash Allowance and Executive Physicals	Fixed cash payment and executive physicals	Indirect - executive must remain employed to be eligible	Attract and retain
Role of the Compensation Committee
The Board designed governance process expressly delegates to the Committee the responsibility to determine and approve the President and CEO's compensation, as well as to make all decisions regarding compensation for the other NEOs.
The Committee is composed entirely of independent directors, none of whom derives a personal benefit from the compensation decisions the Committee makes. Although the Committee does have responsibility for Board compensation matters, all such decisions are subject to full Board approval. The Board and Committee recognize the importance of executive compensation decisions to the management and shareholders of the Company.
The role of the Committee is to oversee compensation and benefit plans and policies, review and approve equity grants and administer share-based plans, and review and approve annually all compensation decisions relating to the Company's directors (which decisions are subject to Board approval) and executive officers, including the President and CEO and NEOs.
Input from Management
Certain senior executives provide information used by the Committee in the compensation decision-making process. Specifically, our President and CEO provides input to the Committee regarding corporate and business unit performance goals and results. He also reviews with the Committee the performance of the executive officers who report directly to him, and makes recommendations to the Committee regarding their compensation. Our CFO also provides input and analysis regarding financial and operating results. Our Vice President, Human Resources regularly works with the Committee Chair to prepare materials for Committee discussions and presents management's recommendations regarding program changes.
The Committee carefully considers management's input, but is not bound by their recommendations in making its final pay program decisions.

Independent Compensation Consultant
The Committee has retained an outside consulting firm to advise the Committee on various executive and director compensation matters. For fiscal year 2011, the Committee engaged Meridian Compensation Partners, LLC ("Meridian").
Meridian reports directly to the Committee. Use of an outside consultant is an important component of the TriMas compensation setting process, as it enables the Committee to make informed decisions based on market data and best practices. Representatives from Meridian attend Committee meetings, meet with Committee members in executive session and consult with the members as required to provide input with regard to the President and CEO's compensation based on the Committee's assessment of his performance.
Meridian has no affiliations with any of the NEOs or members of the Board other than in its role as an outside consultant. Meridian does not provide any other services to the Company. All work performed by Meridian, whether with the Committee directly or with management at the direction of the Committee, requires pre-approval by the Chair of the Committee.
During 2011, Meridian's consulting related primarily to the Company's compensation analysis for the NEOs and Board, as well as the development of the annual long-term equity compensation plan, providing advice on market trends in executive compensation practices and providing peer group and market information to enable the Committee to confirm the Company's executive compensation is commensurate and competitive with the executive officers' responsibilities. During 2011, we paid Meridian approximately $209,000 for advising the Committee on executive and director compensation matters.
The Role of Compensation Benchmarking and Peer Group Assessment
The Committee believes that reviewing market benchmark pay data is an important element in ensuring that the overall executive compensation program remains competitive. However, the Committee does not rigidly rely only on market data in making pay decisions; it considers such other factors as overall Company performance, general business conditions and the goals of retaining and motivating leadership talent.
In 2011, the Committee reviewed and affirmed the same benchmarking peer group utilized in the previous year. The peer group includes companies in the same or similar Global Industry Classification Standard categories as TriMas, and that are roughly comparable to the Company in size (generally, their 2010 revenues ranged from one third of to three times TriMas' 2010 revenues). This group also includes companies against which TriMas competes for customers, market share and talent.
The Committee used the peer group to benchmark pay for the Company's NEOs. Data from this analysis was used to make pay decisions for 2011 and to support pay decisions made for 2012. No changes occurred in the peer group during 2011 and the following 24 companies comprise the Committee's peer group:

Actuant Corporation	Gardner Denver	Robbins & Meyers
Ametek, Inc.	GenCorp. Inc.	Roper Industries Inc.
Aptar	Graco, Inc.	Silgan Holdings
Carlisle Companies	Greif, Inc.	Stoneridge Inc.
Crane Co.	IDEX	Teleflex Inc.
Donaldson Company	Kaydon Corporation	Thor
Drew Industries	Kennametal	Transdigm Group
EnPro	Lufkin Industries	Winnebago Industries
The Committee plans to review the peer group periodically to ensure it remains suitable for benchmarking purposes. The Committee anticipates that changes in the group will occur from time to time based on the evolution of the Company's business strategy, the business mix of the peer companies and the availability of comparative data.
In general, the Committee's objective is to set target compensation levels at market median with an opportunity to earn above market awards when shareholders have received above market returns. However, the Committee recognizes that it may occasionally need to set and pay target compensation above this range depending on the circumstances (for example, to address specific individual hiring or retention issues). In determining the compensation components for each NEO for 2011, the Committee generally focused on market values at the size adjusted median. It also subjectively considered other factors in its decision process including individual performance, Company performance, experience and incremental cost. Specific positioning against the market is described in the following paragraphs in greater detail for each component of pay.

Compensation Components
Description of the material elements of the Company's executive compensation program, the purpose for each and decisions made regarding each element are provided in the following paragraphs.
Base Salary. Base salaries for the Company's NEOs are established based on the scope of their responsibilities, prior relevant background, training and competitive market pay levels. The Committee believes that executive base salaries should generally be competitive with the size-adjusted median salaries for executives in comparable positions at the benchmark peer group. We believe that providing competitive salaries is key to its ability to successfully attract and retain talented executives.
Each year, the Committee considers whether to grant merit increases and/or market-based adjustments to TriMas' NEOs. In so doing, it considers several factors such as individual responsibilities, Company and individual performance, experience and alignment with market levels.
Based on the foregoing considerations, the Committee approved the following salary adjustments for 2011 for our NEOs:

NEO	Base Salary as of January 1, 2011	Base Salary Rate effective July 2, 2011	% Increase
President and CEO	$691,875	$700,000	1.2%
CFO	400,000	410,000	2.5%
General Counsel	370,000	381,100	3.0%
President - Packaging Systems(1)	430,500	442,500	2.8%
Vice President - Finance	265,225	273,200	3.0%

(1)
President, Packaging Systems: Salary level includes a supplemental allowance of $33,000 paid in lieu of life insurance formerly provided. The $33,000 supplemental allowance is not included when comparing base salary to market median, nor is it included when calculating base salary increases.

The above increases represent increases consistent with merit assessments and general market movement for the respective positions.
The Committee has also approved the following salary levels to become effective July 2, 2012:

NEO	Base Salary as of July 2, 2012	% Increase
President and CEO	$700,000	--%
CFO	430,500	5.0%
General Counsel	392,500	3.0%
President - Packaging Systems	454,800	3.0%
Vice President - Finance	281,400	3.0%
The Committee concluded that the President and CEO's base salary is consistent with market levels and no change was necessary. The 2012 increases for the remaining NEOs reflects merit assessment and general market movement for their respective positions.
2011 TriMas Short Term Incentive Compensation Plan
The goal of the Short Term ICP is to support our overall business objectives by aligning corporate and business unit performance with the goals of shareholders and focusing attention on the key measures of success. The ICP is designed to accomplish this goal by providing the opportunity for additional cash or stock-based rewards when pre-established performance goals are achieved. The ICP also plays a key role in ensuring that our annual cash compensation opportunities remain competitive.

Target awards. Each of our NEOs has a target bonus opportunity for the plan year that is expressed as a percentage of base salary. Target awards for 2011 are shown in the following chart:

NEO	Target Bonus Amount	Target Award as Percent of Salary
President and CEO	$788,000	112.5%
CFO	298,000	72.5%
General Counsel	191,000	50.0%
President - Packaging Systems	287,000	70.0%
Vice President - Finance	137,000	50.0%
Based on the performance results achieved, actual awards generally can vary as a percent of target from a threshold of 0% to a maximum of 215% for participants at the Company-wide level, and from 0% to 200% for business unit participants.
Consistent with the ICP program design, all ICP participants, including the NEOs, whose target awards exceed $20,000 receive 80% of the awards earned in cash and 20% of the award value in the form of a restricted stock award that vests one year from the grant date. The number of shares awarded is based on the 20% award value divided by the share price on the closing date of the stock grant. This program feature permits the ICP to reward shorter-term performance and encourages longer-term employee retention.
Performance measures. The ICP measures Company-wide performance indicators to determine bonuses earned by participants with Company-wide responsibilities. Messrs. Wathen, Zeffiro, Sherbin and Zalupski can earn bonuses based on achieving Company-wide performance goals. As participants with business unit level responsibility are assessed on metrics that evaluate solely the performance of the business unit, Mr. Brooks' ICP is based on the results achieved by Packaging Systems.
Each year, the Committee approves the specific performance metrics for that year's program, and their relative weightings based on the importance of that measure to the Company for the fiscal year. If the designated target level for each performance metric is attained, the plan will pay out at 100% of the metric. The threshold is the lowest level of payout below which no payment is made for that specific component. If performance for a metric is between the identified threshold and the maximum, the actual payout is determined based on the achievement of milestones within the matrix, with the distance between the milestones pre-determined depending on the respective metric.
Company-wide Performance Measures. The following Company-wide performance metrics were selected for the 2011 ICP for employees with Company-wide responsibility:

•
Sales/Profitability-40%. This metric provides for rewards based on our performance in two areas: (1) the Company's consolidated recurring operating profit as a percent of net sales (operating margin), and (2) the level of net sales volume achieved. Recurring operating profit means earnings before interest, taxes and other income/expense, and excludes certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments. For purposes of this computation, net sales means net trade sales excluding all intercompany activity. This measure of profitability was selected because it is viewed as a leading indicator of our ability to effectively manage both our revenues and costs throughout the business cycle.

•
Earnings Per Share-30%. Earnings Per Share (“EPS”) is the diluted earnings per share, from continuing operations, as reported in the Company's publicly filed reports, adjusted to exclude the after-tax impact of non-recurring charges (cash and non-cash) associated with items such as business restructuring, cost savings projects and asset impairments. EPS is widely viewed by our shareholders as a key measure of overall profitability.

•
Cash Flow-30%. Cash flow is the sum of recurring operating profit (defined above), adjusted (1) up or down for other income/expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash interest and cash taxes. Managing our cash generation capabilities and use of cash is an important measure of our ongoing liquidity and stability.

As compared to 2010, the Company-wide performance metrics were revised to eliminate return on average invested capital and personal non-financial objectives, and instead emphasize the three measures described above. These changes reflect the Committee's assessment on a year to year basis to focus on measurable financial metrics that are most relevant over the current fiscal year.

For 2011, the specific Company-wide performance goals were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $983.6 million in sales and 11.5% operating profit, the participant would receive 50% award of this metric	At $1,024.4 million in Sales and 12.5% operating profit, the participant would receive 100% award of this metric	At $1,075.2 million in Sales and 13.3% operating profit, the participant would receive 200% award of this metric	40%
EPS	At $1.25 earnings per share, the participant would receive 50% award of this metric	At $1.40 earnings per share, the participant would receive 100% award of this metric	At $1.70 earnings per share, the participant would receive 250% award of this metric	30%
Cash Flow	At $43.8 million cash flow the participant would receive 70% award of this metric	At $54.7 million cash flow the participant would receive 100% award of this metric	At $66.1 million cash flow the participant would receive 200% award of this metric	30%
Packaging Systems performance measures. For 2011, the ICP bonus for the President - Packaging Systems was based on the following performance measures at the Packaging Systems level. This approach focuses Mr. Brooks on optimizing the performance of Packaging Systems rather than on overall Company-wide performance.

•
Sales/Profitability-40%. This measure provides for rewards based on Packaging Systems' performance in two areas: (1) recurring operating profit as a percent of net sales (operating margin) and (2) the level of net sales volume achieved. Recurring operating profit means earnings before interest, taxes, bonus expense and other income/expense, and excludes certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments. For purposes of this computation, net sales means net trade sales excluding all intercompany activity.

•
Cash Flow-20%. Cash flow is the sum of recurring operating profit (defined above), adjusted (1) up or down for other income/ expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash, interest and cash taxes.

•
Productivity-20%. This measure is based on the achieved gross total cost savings realized from approved business initiatives. Types of productivity projects include value added/value engineered, facility rationalization, vendor cost downs, outsourcing/insourcing, and moves to low cost countries. Productivity does not include volume-related improvements (e.g., the natural leverage of fixed costs attributable to higher levels of production).

•
% New Products/Product Growth-20%. The % New Products/Product Growth metric measures the percent of Packaging Systems sales that come from new products or markets. This measure is calculated by dividing the net sales for specifically identified new products or new markets by total net sales for the business. Each of the new products or new market projects is agreed upon as part of the annual business planning process at the outset of the year. This is a key measure of our ability to innovate and grow by expanding into new markets and/or developing new products.

As compared to 2010, Packaging Systems performance metrics were revised to exclude personal non-financial objectives in the interest of emphasizing measurable financial performance. The Packaging Systems metrics also eliminated inventory turnover in order to allocate additional focus on the value attributable to cash flow, productivity and growth in the new markets and products.

For 2011, the specific performance goals for Packaging Systems were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $187.7 million in sales and 26.3% operating profit, the participant would receive 50% award of this metric	At $204.0 million in Sales and 27.5% operating profit, the participant would receive 100% award of this metric	At $220.3 million in Sales and 28.3% operating profit, the participant would receive 200% award of this metric	40%
Cash Flow	At $47.07 million cash flow the participant would receive 70% award of this metric	At $55.20 million cash flow the participant would receive 100% award of this metric	At $65.94 million cash flow the participant would receive 200% award of this metric	20%
Productivity	At $3.22 million in Productivity gains the participant would receive 60% award of this metric	At $4.03 million in Productivity gains the participant would receive 100% award of this metric	At $6.04 million in Productivity gains the participant would receive 200% award of this metric	20%
%New Product/Product Growth	See note below.(1)			20%
______________________________________

(1)
The Committee set the target for this metric at a level that requires Packaging Systems to successfully expand its product portfolio and geographic market base to contribute both to 2011 sales and profitability and provide a foundation for 2012 activity. Achievement at each milestone requires innovation and commercialization.

Award Determination and Payouts. In February of each year, the Committee determines the degree to which ICP goals for the prior year were achieved. For 2011, the results achieved for each Company-wide performance measure are indicated below.

Metric	Weight	Result Achieved	Payout Earned as a Percent of Total Target Award
Sales/Profitability	40%	Sales: $1,084 million Oper Profit: 12.2%	50%

Earnings per share	30%	$1.71	75%
Cash flow	30%	$69 million	60%
Total Target Award Payout			185%
Results for Mr. Brooks, whose bonus is determined at the Packaging Systems level, are detailed below:

Metric	Weight	Packaging Systems
		Result Achieved	Payout as % of Target
Sales/Profitability	40%	Below Threshold	0%
Cash Flow	20%	Above Target	25%
Productivity	20%	At Target	20%
% New Products/Product Growth	20%	Above Target	30%
Total			75%

The target and actual awards earned by our NEOs are listed in the following chart:

NEO	Target Award as Percent of Salary	Target Bonus Amounts	Actual ICP Award Earned	ICP Earned and Paid in Cash	ICP Earned and Paid in Restricted Stock in March 2012
President and CEO	112.5%	$788,000	$1,457,800	$1,166,200	$291,600
CFO	72.5%	298,000	551,300	441,000	110,300
General Counsel	50.0%	191,000	353,400	282,700	70,700
President - Packaging Systems	70.0%	287,000	215,300	172,200	43,100
Vice President - Finance	50.0%	137,000	253,500	202,800	50,700
2012 TriMas Incentive Compensation Plan - Program Highlights.
For fiscal year 2012, the Committee approved the following changes to the ICP for the Company-wide metric weightings to reinforce the emphasis on overall bottom line Company-wide performance results. Specifically, the Committee increased the weighting on Earnings Per Share from 30% to 35% and decreased the weighting on Sales/Profitability metric from 40% to 35%.
For fiscal year 2012, the Committee approved changes to the ICP at the Packaging Systems level to align with the Company's strategic imperatives by increasing the weighting on Cash Flow from 20% to 30% and decreasing the weighting on each of Productivity and New Products/Product Growth from 20% to 15%.
All other key design features of the ICP for 2012 remain unchanged. The NEO target awards for 2012, as a percent of base salary, are as follows:

NEO	Target Bonus Amount	Target Bonus as a percentage of salary
President and CEO	$788,000	112.5%
CFO	322,900	75.0%
General Counsel	196,300	50.0%
President - Packaging Systems	295,300	70.0%
Vice President - Finance	140,700	50.0%
The Committee concluded that the President and CEO's short term incentive target award percentage is appropriately aligned with market. The CFO's target award percentage was increased from 72.5% to 75% of base salary for better market alignment. Target award percentages for the remaining NEO's also remain unchanged as they are viewed as appropriately aligned with market award levels.
Long-Term Incentive Program
Overview. The Company maintains three equity incentive plans, referred to as the 2002 Long Term Equity Incentive Plan, the 2006 Long Term Equity Incentive Plan and the 2011 Omnibus Incentive Compensation Plan (collectively, the “Equity Plans”). The 2002 Long Term Equity Incentive Plan will expire in 2012. The Equity Plans allow for grants to employees, directors and consultants of incentive and nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units or performance-based awards.
Purpose. Our long-term equity program has been designed to reward the achievement of long-term business objectives that benefit our shareholders through stock price increases, thereby aligning the interests of our executives with those of our shareholders. We make periodic grants to participants after considering such factors as overall business climate, corporate performance, share availability and retention considerations. The Company's historical approach to granting long term equity was to grant stock option awards that covered a three year period. Since the last award of options in 2009, the Company has made equity awards to select participants to recognize leadership and retention concerns.

2011 Special Awards of Restricted Stock.
On February 24, 2011, the Committee awarded restricted stock units to Messrs. Wathen, Zeffiro, Sherbin and Zalupski in recognition of their leadership and role within the Company. The 2011 award emphasizes our objective of linking executive rewards with Company performance. The award consists of three components each to be settled in shares of the Company's common stock. The description of each component is listed below:
•Upon the Company achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, 50% of the restricted stock units tied to this metric will vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met and the remaining 50% will vest in two equal parts on the first and second anniversary of the vesting date and require that the recipient be employed by the Company as of each vesting date.
•Upon the Company's stock price closing at or above $30 and $35 per share for 30 consecutive trading days with the last such trading day occurring on or prior to September 30, 2013, 50% of the restricted stock units tied to these metrics will be granted and immediately vested on the close of the business day on which such trading threshold is satisfied and the remaining 50% will vest in two equal parts on the first and second anniversary of the date on which the respective trading threshold is met, and require that the recipient be employed by the Company as of each vesting date.
•The awards consisted of the following number of restricted stock units:

	$2.00 EPS Target	$30 Stock Price Target	$35 Stock Price Target
President and CEO	21,000	10,500	10,500
CFO	10,500	5,250	5,250
General Counsel	5,840	2,920	2,920
Vice President Finance	3,500	1,750	1,750
2011 Incentive Compensation Plan Equity Component.
In connection with the approval by the Committee of the 2011 ICP payments, each NEO receives 80% of the payment in cash and 20% of the ICP award in restricted stock. The number of shares of restricted stock is based on the close of business stock price on March 1, 2012. As described earlier, these shares will vest on the first anniversary of the grant, provided the participant is employed by the Company at the time of vest. The value to be delivered to each NEO in restricted stock is as follow:

NEO	ICP Earned and issued as Restricted Stock with vesting on March 1, 2013
President and CEO	$291,600
CFO	110,300
General Counsel	70,700
President - Packaging Systems	43,100
Vice President - Finance	50,700
Program Changes for 2012. In 2011, the Committee undertook a review of its historical approach to granting long-term incentive awards.
Based on the Committee's evaluation of the objectives to be achieved with a long-term incentive strategy, which included input from the Committee's independent consultant and management, the Committee adopted a new long-term incentive program starting in 2012 that incorporates annual (rather than periodic) grants. The ongoing annual grant program includes both performance stock and service-based restricted stock units (rather than being focused on stock options). These changes more closely align TriMas' program with market trends and provide a more effective means of linking pay with achievement of our ongoing business strategy of maximizing Company performance to deliver value to our shareholders.
The Committee recognized the changes in timing and format of the long-term incentive program impact both the competitiveness of participants' pay and expose the Company to retention concerns. To address these concerns, the 2012 long-term incentive equity grants could include both an annual grant as well as a one-time transition grant.

2012 Long Term Incentive Awards. As described above, awards made in 2012 are referred to here as the "2012 Long Term Incentive" ("2012 LTI") and the "Transitional Long Term Incentive Plan" ("Transitional LTI").
2012 LTI: Under the 2012 LTI, equity awards are granted to the Company's NEOs and certain other eligible participants in order to promote the achievement of the Company's strategic goals. The 2012 LTI award sizes as a percentage of each NEO's base salary are as follows:

NEO	2012 LTI award as a % of 2011 Base Salary
President and CEO	200%
CFO	140%
General Counsel	115%
President - Packaging Systems	50%
Vice President - Finance	50%
In determining the total value of the long-term incentive award opportunity for each executive, the Committee reviewed survey data provided by Meridian regarding competitive award levels.
Awards under the 2012 LTI consist of performance stock and service-based restricted stock units, which will be settled in shares, with each corresponding to 50% of the overall long-term incentive target award value. The Committee believes that providing long-term incentive awards in the form of equity awards best achieves the long-term compensation objectives of the Company and aligns the executives' interests with the interests of the Company's shareholders. The balance between performance-based and time-based grants is in alignment with the development of the Company's growth strategy, motivates management to strike the appropriate balance between short-term and long-term decision-making and aligns management's long-term compensation closely with shareholder interests.
The approved target 2012 LTI grants for the 2012-2014 cycle for our NEOs are as follows:

Name	Service-Based Restricted Stock ($ Value)	PSUs ($ Value)
President and CEO	$700,000	$700,000
CFO	287,000	287,000
General Counsel	219,100	219,100
President - Packaging Systems	102,400	102,400
Vice President - Finance	68,300	68,300
Non-Executive Officer Employee Group	1,195,500	1,195,500
The dollar values listed in the above chart will be converted into a number of shares based on the closing stock price on March 1, 2012. In addition to the NEOs, there are 45 participants in the 2012 LTI.
The service-based restricted stock award vests in three equal installments on the first three anniversaries of the grant date of the award.
The PSU award can be earned based on the achievement of specific performance measures over a period of three calendar years, with the first three-year cycle beginning on January 1, 2012 and ending on December 31, 2014. For the 2012-2014 cycle, the two performance measures are described below:

•	75% based on EPS cumulative average growth rate ("EPS CAGR"). Earnings per share compounded annual growth rate for the three fiscal years in the cycle; and

•
25% based on cash generation. Cash generation refers to the Company's cash flow for the three fiscal years in the cycle from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time.

The actual number of PSUs earned will be determined based on performance achieved, with amounts that can vary from 30% of the target PSU award (assuming threshold performance) to a maximum of 250% of the target PSU award. If the threshold performance target is not achieved for the EPS CAGR or cash generation metric, respectively, no award is earned.
The performance goals for the PSU awards are established at the beginning of the three-year cycle. The PSU award vests on a “cliff” basis at the end of the three-year performance period. For example, based on the degree to which the performance goals are met, any PSUs earned for the 2012-2014 cycle will vest in 2015.
Transitional LTI: In addition to the 2012 LTI, the Company is implementing a Transitional LTI, intended to address concerns about the competitiveness of pay as the program transitions from periodic to annual grants and related retention considerations. Given the deferral of the vesting of the performance unit portion of the 2012 LTI, the Transitional LTI provides the participant the opportunity for a vested equity benefit in 2013 and 2014.
The Transitional LTI consists solely of performance-based grants to the NEOs and other eligible participants. Any PSUs earned will be settled in shares. Sixty percent (60%) of the Transitional LTI awards can be earned based on 2012 EPS growth with the potential for the remaining 40% to be earned based on cumulative EPS CAGR for 2012 and 2013.
The approved target Transitional LTI grants for our NEOs are as follows:

	Transitional LTI Target Award in Grant Date $ Value
Name	2012 EPS Growth	2012-2013 EPS CAGR
President and CEO	$701,400	$467,600
CFO	287,600	191,700
General Counsel	219,500	146,400
President - Packaging Systems	102,600	68,400
Vice President - Finance	68,400	45,600
Non-Executive Officer Employee Group	1,062,700	709,300
The amounts listed in the above chart will be converted to a number of shares based on the closing stock price on March 1, 2012. In addition to the NEOs, there are 39 participants in the Transitional LTI.
For both portions of the Transitional LTI awards, any PSUs earned will be based solely on the degree to which predetermined EPS growth for 2012 and EPS CAGR for 2013/2014 goals are met, with amounts that can vary from 30% of the target PSU award (assuming threshold performance) to a maximum of 250% of the target PSU award. If the threshold performance target is not achieved for either EPS growth or EPS CAGR, no award is earned.
Benefits and Retirement Programs
Consistent with our overall philosophy, the NEOs are eligible to participate in benefit plans that are available to substantially all the Company's U.S. employees. These programs include participation in the Company's retirement program (comprised of a 401(k) savings component and a quarterly contribution component), and in our medical, dental, vision, group life and accidental death and dismemberment insurance programs.
The Company makes matching contributions for active participants in the 401(k) savings component equal to 25% of the participants' permitted contributions, up to a maximum of 5% of the participant's eligible compensation. In addition, for most employees the Company may contribute up to an additional 25% of matching contributions based on the Company's annual financial performance.
Under the terms of the Company's quarterly contribution component of its retirement program, the Company contributes to the employee's plan account an amount determined as a percentage of the employee's base pay upon an employee's eligibility following one year of employment. The percentage is based on the employee's age and for salaried employees, ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. For 2011, Mr. Wathen received 4.5%, Mr. Zeffiro received 4.0%, Mr. Sherbin received 4.0%, Mr. Zalupski received 4.5% and Mr. Brooks received 7.0% due to a supplemental legacy benefit.
Executive Retirement Program
The Company's executive retirement program provides senior managers with retirement benefits in addition to those provided under the Company's qualified retirement plans. The Company offers these programs to enhance the competitiveness of total executive pay.
Under the Supplemental Executive Retirement Plan (“SERP”), the Company makes a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's eligible compensation. The percentage is based on the employee's age on the date of original participation in the plan (6.0% for Messrs. Brooks and Wathen, 4.0% for Messrs. Sherbin, Zeffiro and Zalupski). Contributions vest 100% after five years of eligible employment. Immediate vesting in the Company's contributions occurs upon attainment of retirement age or death.
The Compensation Limit Restoration Plan (“CLRP”) provides benefits to senior managers in the form of Company contributions which would have been payable under the quarterly contribution component of the Company's tax-qualified retirement plan, but for tax limits on the amount of pay that can be considered in a qualified plan. There are no employee contributions permitted under this plan. Company contributions under the CLRP vary as a percent of eligible compensation based on the employee's age.
The executive retirement program also provides for an elective deferral compensation feature to supplement the existing executive retirement program. For fiscal years beginning in 2011, an employee eligible to received SERP contributions may elect to defer up to 25% of base pay and up to 100% of bonus. This plan design component is intended to encourage the continued employment and diligent service of plan participants.
TriMas Corporation Benefit Restoration Pension Plan
Mr. Brooks participates in the TriMas Corporation Benefit Restoration Plan (“Benefit Restoration Plan”), which is an unfunded non-qualified retirement plan. The Benefit Restoration Plan provides for benefits that were not able to be provided to certain executives in the Metaldyne Pension Plan (a plan adopted by the Company's predecessor) because of tax limits on compensation that may be considered in a qualified plan. The TriMas Corporation Benefit Restoration Plan was frozen as of December 31, 2002.
Under the frozen Benefit Restoration Plan, which consists of a pension and a profit sharing component, Mr. Brooks is eligible to receive a retirement benefit in addition to those provided under the Company's other plans. Upon termination on or after age 55, Mr. Brooks is entitled to receive a specified pension benefit annually, the age 65 present value of which is reflected in the “Executive Retirement Program” table.
Perquisites
The Company maintains a Flexible Cash Allowance Policy. Under this program certain executives receive a quarterly cash allowance in lieu of other Company provided perquisites. Eligibility and amount of the cash allowance are periodically reviewed by the Committee.
For the fiscal year 2011, the NEOs received no adjustment to the 2010 allowance amount and continue to receive $55,000 each. The same cash allowance levels will remain in place in 2012 for participating executives, including the NEOs. The Company continues to make executive physical examinations available to its officers.
Change in Control and Severance Based Compensation
The NEOs are covered by the Company's Executive Severance/Change in Control Policy. The Policy requires the Company to make severance payments to a covered executive if his or her employment is terminated under certain circumstances, as described below under “Post-Employment Compensation.”
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
Likewise, the impact of Section 409A of the Code is taken into account, and the Company's executive plans and programs are, in general, designed to comply with, or be exempt from the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.
Stock Ownership Guidelines for Executives
To further align the interests of executives with those of shareholders, the Committee adopted stock ownership guidelines for certain executives, including the NEOs. The guidelines are expressed as a multiple of base salary, as set forth below:

President and CEO	5x
CFO; General Counsel	3x
Other executives, as determined by the Committee (including the President - Packaging Systems and Vice President - Finance)	2x
As executives have five years to meet these ownership guidelines from the time of adoption by the Committee, the Committee will not evaluate compliance until 2014. New executives designated as participants will have five years from the time they are named to a qualifying position to meet the ownership guidelines. Adherence to these guidelines will be evaluated each year on January 1, using the executive's base salary and the value of the executive's holdings and stock price on such day. Once an executive attains the required ownership level, the executive will not be considered noncompliant solely due to subsequent stock price declines.
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
The Committee has the discretion to consider non-compliance with the guidelines in determining whether or the extent to which future equity awards should be granted and may require all stock attained through Company grants be retained until the guidelines are satisfied.
Recoupment Policy
In 2009, the Committee implemented a recoupment policy subjecting incentive compensation and grants under the Company's equity plans to executive officers and business unit presidents to potential recoupment. The Board has the authority to trigger recoupment in the event of a material financial restatement or manipulation of a financial measure on which compensation is based where the employee's intentional misconduct contributed to the restatement or manipulation and, but for such misconduct, a lesser amount of compensation would have been paid. The Committee will reevaluate and, if necessary, revise the Company's recoupment policy to comply with the Dodd-Frank Wall Street Reform and Consumer Protection Act once the rules implementing the recoupment requirements have been finalized by the SEC.
Employment Arrangements
The terms of Mr. Wathen's employment with the Company are contained in a letter agreement dated January 12, 2009, a copy of which the Company timely filed with the SEC on a Current Report on Form 8-K. In addition to providing for base salary and bonus compensation as discussed elsewhere in this CD&A, the letter agreement provided for the grant to Mr. Wathen of 200,000 stock options upon his initial date of employment with pro-rata annual vesting over three years, consideration for an additional equity grant in 2009, and a one-time bonus of $100,000 to be used by Mr. Wathen for the purchase on the open market, on an after tax basis, of Company common stock (which bonus was paid after Mr. Wathen confirmed his purchase of an additional $100,000 of Company stock during the first available open trading window).
The letter agreement also provides for restricted stock unit grants in 25,000 tranches to Mr. Wathen if the Company's closing stock price exceeds specific thresholds of $5,$10, $15, $20 and $25 for any successive 75 day trading period within the first 36 months of Mr. Wathen's employment.
All units earned under this program vest in increments of one-third annually over the three year period following each grant and require that he be employed by the Company on each respective vesting date. As discussed in the Grants of Plan Based Awards, Mr. Wathen received 75,000 restricted stock unit grants prior to the expiration of this program on January 12, 2012.

Summary Compensation Table
The following table summarizes the total compensation paid to or earned by the NEOs in 2011, 2010 and 2009:

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)(3)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)(7)(8)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(9)	All Other Compensation ($)(10)	Total ($)
David M. Wathen, President	2011	695,900	1,353,500	—	1,166,200	—	134,000	3,349,600
(principal executive officer)	2010	683,400	886,400	—	1,443,800	—	130,400	3,144,000
	2009	656,830	138,400	106,500	775,000	—	110,400	1,787,130

A. Mark Zeffiro	2011	405,000	491,700	—	441,000	—	92,200	1,429,900
Chief Financial Officer	2010	380,000	319,100	—	526,000	—	87,700	1,312,800
(principal financial officer)	2009	373,800	31,000	35,800	252,000	—	79,000	771,600

Lynn A. Brooks, President,	2011	436,500	43,100	—	172,200	31,500	119,900	803,200
Packaging Systems	2010	424,800	98,600	—	394,200	33,900	118,900	1,070,400
	2009	400,800	56,400	28,800	420,300	14,800	150,900	1,072,000

Joshua A. Sherbin	2011	375,600	282,800	—	282,700	—	90,900	1,032,000
Vice President,	2010	360,000	227,800	—	310,800	—	89,800	988,400
General Counsel	2009	363,500	21,500	34,800	175,000	—	94,100	688,900

Robert J. Zalupski	2011	269,200	177,800	—	202,800	—	83,800	733,600
Vice President Finance, Corporate
Development and Treasurer
__________________________________

(1)	During 2011 and 2010, there were 26 bi-weekly pay periods for Company employees paid on a bi-weekly basis, including the NEOs. There were 27 bi-weekly pay periods for such employees in 2009.

(2)
All awards in this column relate to restricted stock granted under the 2002 Long Term Equity Incentive Plan, the 2006 Long Term Equity Incentive Plan and the 2011 TriMas Corporation Omnibus Incentive Compensation Plan and are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation.” The award earned reflects the grants of restricted stock awards or units, as approved by the Compensation Committee, on December 4, 2009, February 26, 2010, March 24, 2010, October 21, 2010, January 21, 2011, February 24, 2011 and March 1, 2011. The award does not include performance units not earned. For 2010 and 2011, this amount also includes the full value of the 20% of ICP amounts earned and required to be paid in restricted stock, with the number of shares determined based on the Company's closing stock price as of March 1 of the following year. See the “Grants of Plan-Based Awards” table.

(3)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 units should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, as the Company's closing stock price met the requirements for the $5.00 and $10.00 thresholds as of those dates. Mr. Wathen earned 25,000 additional restricted stock units on January 21, 2011, as the Company's closing stock price met the requirements for the $15.00 threshold as of that date. Due to the expiration of the program, Mr. Wathen is not eligible to earn any additional units under this program.

(4)
On February 26, 2010, Messrs. Zeffiro and Sherbin were granted restricted stock units under the Company's 2006 Long Term Equity Incentive Plan valued at $200,100 and $150,100, respectively, based on the Company's common stock closing price on the grant date, to better align the recipients' long-term incentive compensation with the market. The restricted stock units vest three years following the date of grant and will be settled in cash based on the closing price as of the vest date.

(5)
All awards in this column relate to stock options granted under the 2002 Long Term Equity Incentive Plan and the 2006 Long Term Equity Incentive Plan. This amount represents the full grant date fair value as calculated in accordance with ASC Topic 718, “Stock Compensation.”

(6)
ICP payments are made in the year subsequent to which they were earned. Amounts earned under the 2011 ICP were approved by the Compensation Committee on February 16, 2012. For 2011 and 2010, amount includes the cash-paid portion of the award. For 2009, amount includes both the cash-paid portion of the award and the amount the NEO elected to receive in restricted stock.

(7)
For Mr. Wathen, includes a one-time cash bonus of $100,000 in 2009 pursuant to his offer letter on January 12, 2009, which was to be used for the purchase on the open market, on an after-tax basis, of Company common stock. For Mr. Zeffiro, includes a one-time cash bonus of $100,000 in 2008 upon employment with the Company.

(8)
For Messrs. Wathen and Zeffiro, 2010 includes a special one-time cash award of $150,000 and $50,000, respectively, granted by the Compensation Committee on February 26, 2010 in recognition of their leadership and performance, which was to be used for the purchase on the open market, on an after-tax basis, of Company common stock.

(9)	The benefits of the TriMas Benefit Restoration Plan were frozen as of December 31, 2002. Therefore, the above amounts represent only the change in actuarial present value of that frozen benefit.

(10)	See the following table for information regarding each of the NEO's other compensation detail.

Following is further detail on the NEOs' other compensation:

Name	Year	Perquisite Allowance ($)	Auto Allowance ($)	Club Membership ($)	Life and Disability Insurance Premiums ($)	Tax Reimbursements ($)	Relocation Benefit ($)(1)	Company Contributions in Retirement and 401(k) Plans ($)(2)	Total ($)
David M. Wathen	2011	55,000	—	—	—	—	—	79,000	134,000
	2010	55,000	—	—	—	—	—	75,400	130,400
	2009	—	—	—	24,500	27,600	15,800	42,500	110,400

A. Mark Zeffiro	2011	55,000	—	—	—	—	—	37,200	92,200
	2010	55,000	—	—	—	—	—	32,700	87,700
	2009	—	15,000	8,300	8,000	22,300	—	25,400	79,000

Lynn A. Brooks	2011	55,000	—	—	—	—	—	64,900	119,900
	2010	55,000	—	—	—	—	—	63,900	118,900
	2009	—	16,900	—	36,000	37,600	—	60,400	150,900

Joshua A. Sherbin	2011	55,000	—	—	—	—	—	35,900	90,900
	2010	55,000	—	—	—	—	—	34,800	89,800
	2009	—	15,000	11,900	8,500	25,100	—	33,600	94,100

Robert J. Zalupski	2011	55,000	—	—	—	—	—	28,800	83,800
________________________________________

(1)	In connection with Mr. Wathen joining the Company in 2009, his responsibilities required the cancellation of non-refundable personal travel for which the Company reimbursed him.

(2)
For Mr. Wathen, amounts comprised of $61,800 in 2011, $58,400 in 2010 and $39,400 in 2009 under the TriMas Executive Retirement Program and $17,200 in 2011, $17,000 in 2010 and $3,100 in 2009 under the TriMas Corporation Salaried Retirement Program; for Mr. Zeffiro, $21,300 in 2011, $19,300 in 2010 and $14,400 in 2009 under the TriMas Executive Retirement Program and $15,900 in 2011, $13,400 in 2010 and $10,400 in 2009 under the TriMas Corporation Salaried Retirement Program; for Mr. Brooks, amounts comprised of $39,200 in 2011, $38,100 in 2010 and $35,000 in 2009 and $32,100 in 2008 under the TriMas Executive Retirement Program and $25,700 in 2011, $25,800 in 2010 and $25,400 in 2009 under the TriMas Corporation Salaried Retirement Program; for Mr. Sherbin, amounts comprised of $20,000 in 2011, $19,000 in 2010 and $18,200 in 2009 under the TriMas Executive Retirement Program and $15,900 in 2011, $15,800 in 2010 and $15,400 in 2009 under the TriMas Corporation Salaried Retirement Program; and for Mr. Zalupski, amounts comprised of $11,400 in 2011 under the TriMas Executive Retirement Program and $17,400 in 2011 under the TriMas Corporation Salaried Retirement Program. See “Compensation Components-Benefit and Retirement Programs.”

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Unit Awards ($)
Name	Grant Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Closing Price on Grant Date ($/share)
David M. Wathen	ICP (1)		118,200	788,000	1,694,200
	Restricted Stock Unit (2)	1/21/2011				25,000	19.22	480,500
	Restricted Stock Unit (3)	2/24/2011				21,000	21.17	444,600
	Restricted Stock Unit (3)	2/24/2011				10,500	21.17	167,200
	Restricted Stock Unit (3)	2/24/2011				10,500	21.17	151,000
	Restricted Stock (4)	3/1/2011				16,287	19.86	323,500

A. Mark Zeffiro	ICP (1)		44,700	298,000	640,700
	Restricted Stock Unit (3)	2/24/2011				10,500	21.17	222,300
	Restricted Stock Unit (3)	2/24/2011				5,250	21.17	83,600
	Restricted Stock Unit (3)	2/24/2011				5,250	21.17	75,500
	Restricted Stock (4)	3/1/2011				5,993	19.86	119,000

Lynn A. Brooks	ICP (1)		34,400	287,000	574,000
	Restricted Stock (4)	3/1/2011				4,963	19.86	98,600

Joshua A. Sherbin	ICP (1)		28,650	191,000	410,650
	Restricted Stock Unit (3)	2/24/2011				5,840	21.17	123,600
	Restricted Stock Unit (3)	2/24/2011				2,920	21.17	46,500
	Restricted Stock Unit (3)	2/24/2011				2,920	21.17	42,000
	Restricted Stock (4)	3/1/2011				3,913	19.86	77,700

Robert J. Zalupski	ICP (1)		20,550	137,000	294,550
	Restricted Stock Unit (3)	2/24/2011				3,500	21.17	74,100
	Restricted Stock Unit (3)	2/24/2011				1,750	21.17	27,900
	Restricted Stock Unit (3)	2/24/2011				1,750	21.17	25,200
	Restricted Stock (4)	3/1/2011				2,813	19.86	55,900
________________________________________

(1)
The amounts above in the Estimated Future Payouts under Non-Equity Incentive Plan Awards are based on awards pursuant to the ICP for each NEO as of December 31, 2011. While each NEO is required to receive 20% of their award in restricted stock, which vests on the first anniversary of the payment of the cash portion, the above figures include 100% of the threshold, target and maximum awards pursuant to the plan. Upon approval of the total ICP award by the Compensation Committee, 80% of the award value would be paid in cash while 20% would be awarded in restricted stock based on the Company's then current stock price. The threshold payout is based on the smallest percentage payout of the smallest metric in the NEO's composite target bonus and the target award is a specified dollar figure for each NEO. The maximum estimated possible payout for each participant is equal to maximum attainment for each metric.

(2)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest annually on a ratable basis over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, as the Company's closing stock price met the requirements for the $5.00 and $10.00 thresholds as of those dates. Due to the expiration of the program, Mr. Wathen is not eligible to earn any additional units under this program.

(3)
On February 24, 2011, Messrs. Wathen, Zeffiro, Sherbin and Zalupski were granted three types of restricted stock units under the Company's 2006 Long Term Equity Incentive Plan: one based on a $2.00 EPS target, one based on a $30 Company stock price target and one based on a $35 Company stock price target. Each of these NEO's received 50% of the restricted stock units for the $2.00 EPS target, and 25% each on the $30 and $35 Company stock price target. Upon achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, 50% of the restricted stock units will vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Upon the Company's stock price closing at or above $30 and $35 per share for 30 consecutive trading days with the last such trading day occurring on or prior to September 302, 2013, 50% of the restricted stock units will vest immediately on the close of the business day on which such trading threshold is satisfied and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Vesting for each of the three restricted stock unit awards is dependent on continued employment with the Company as of each vesting date.

(4)
On March 1, 2011, each NEO received a restricted stock award related to the 20% of their 2010 ICP award that was required to be received in restricted stock. The number of shares was determined based on the Company's closing stock price as of the grant date. The shares vest one year from date of grant. The grant date fair value of these shares was included in the 2010 Stock Awards column of the Summary Compensation Table, as the value was based on 2010 Company performance.

Outstanding Equity Awards
The following table summarizes the outstanding equity awards to the named executive officers as of December 31, 2011:

	Option Awards				Share Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested $(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4)(5)	Equity Incentive Plan Awards: Market Value or Payout of Shares, Units or Other Rights that have not Vested $(3)
David M. Wathen	—	66,667	1.38	1/12/2019	74,621	1,339,400	92,000	1,651,400
A. Mark Zeffiro	—	30,000	1.01	3/8/2019	38,843	697,200	21,000	377,000
Lynn A. Brooks	193,068	—	20.00	6/5/2012	4,963	89,100	—	—
	24,166	24,167	1.01	3/8/2019	—	—	—	—
Joshua A. Sherbin	44,000	11,000	23.00	3/31/2015	28,553	512,500	11,680	209,700
	—	29,167	1.01	3/8/2019	—	—	—	—
Robert J. Zalupski	11,110	—	20.00	6/5/2012	2,813	50,500	7,000	125,700
	11,110	—	20.00	1/31/2014
	26,224	6,556	23.00	6/30/2016
	—	10,667	1.01	3/8/2019
________________________________________

(1)	Stock options that have been granted under the 2006 and 2002 Long Term Equity Incentive Plans vest over a period of three to seven years.

(2)	All awards in this column relate to restricted stock and performance unit grants awarded under the 2006 Long Term Equity Incentive Plan.

(3)	The market value is based on the stock price as of December 31, 2011($17.95) multiplied by the number of share or unit awards.

(4)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeds five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, and 25,000 on January 21, 2011, as the Company's closing stock price met the requirements for the $5.00, $10.00 and $15.00 thresholds as of those dates. As of December 31, 2011, Mr. Wathen had 50,000 remaining potential unearned restricted stock unit grants associated with this program, which are included in the table herein. However, they were not earned prior to expiry of the 36 month period, which ended on January 13, 2012.

(5)
On February 24, 2011, Messrs. Wathen, Zeffiro, Sherbin and Zalupski were granted three types of restricted stock units under the Company's 2006 Long Term Equity Incentive Plan: one based on a $2.00 EPS target, one based on a $30 Company stock price target and one based on a $35 Company stock price target. Each of these NEO's received 50% of the restricted stock units for the $2.00 EPS target, and 25% each on the $30 and $35 Company stock price target. Upon achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, 50% of the restricted stock units will vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Upon the Company's stock price closing at or above $30 and $35 per share for 30 consecutive trading days with the last such trading day occurring on or prior to September 302, 2013, 50% of the restricted stock units will vest immediately on the close of the business day on which such trading threshold is satisfied and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Vesting for each of the three restricted stock unit awards is dependent on continued employment with the Company as of each vesting date. See the "Grants of Plan-Based Awards in 2011" table for details on the grants by target.

Restricted Share Vesting in 2011
The following table sets forth information concerning the number of shares of restricted stock awarded in prior years to NEOs with restrictions that lapsed in 2011 and the value of such shares at the time the restrictions lapsed.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David M. Wathen	133,333	2,608,100	43,286	802,600
A. Mark Zeffiro	60,000	1,163,300	9,960	191,000
Lynn A. Brooks	24,167	472,800	12,674	240,700
Joshua A. Sherbin	58,333	1,172,600	5,807	112,500
Robert J. Zalupski	10,667	214,800	5,807	112,500

________________________________________

(1)	Calculated by multiplying the number of shares acquired times the difference between the exercise price and the market price of TriMas Common Stock at the time of exercise.

(2)
Calculated by multiplying the number of shares acquired times the closing price of TriMas' Common Stock on the vesting date (or on the last trading day prior to the vesting date if the vesting date was not a trading day).

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
If the Company terminates the employment of any executive (excluding the President and Chief Executive Officer) for any reason other than cause, disability, or death, or if the executive terminates his or her employment for good reason, the Company will provide the executive with one year's annual base salary, Incentive Compensation Plan bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any Incentive Compensation Plan bonus payment that has been declared for the executive but not paid, his or her pro-rated Incentive Compensation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any equity awards under the 2002 Long Term Equity Plan and a pro rata portion of equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.
In the case of an executive's voluntary termination or termination for cause, the Company pays the executive the accrued base salary through termination plus earned, but unused vacation compensation. All other benefits cease as of the termination date. If an executive's employment is terminated due to death, the Company pays the unpaid base salary as of the date of death, accrued but unpaid Incentive Compensation Plan compensation and vests in their entirety all of the executive's outstanding equity awards. Other than continued participation in the Company's medical benefit plan for the executive's dependents for up to 36 months, all other benefits cease as of the date of the executive's death. If an executive is terminated due to becoming disabled, the Company pays the executive earned but unpaid base salary and Incentive Compensation Plan payments and vests in their entirety all of the executive's outstanding equity awards. All other benefits cease as of the date of such termination in accordance with the terms of such benefit plans.
In the case of a qualifying termination of an executive's (including the President and Chief Executive Officer) employment within three years of a change of control, then, in place of any other severance payment, the Company will provide the executive with a payment equal to 36 months of his or her base salary rate in effect at the date of termination, an Incentive Compensation Plan bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any Incentive Compensation Plan bonus payment that has been declared for the Executive but not paid, his or her pro-rated Incentive Compensation Plan bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date provided that the timing of the foregoing payments will be made in compliance with Code Section 409A.

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

Change of Control is defined in a manner consistent with the definition in the indenture governing the Company's 93/4% senior subordinated notes due 2017, filed as an exhibit to the Report on Form 8-K filed with the SEC on January 15, 2010.
In addition, the Executive Severance/Change of Control Policy states that in return for these benefits, each executive covered under the Policy must refrain from competing against the Company for a period following termination that corresponds to the duration of any severance payments the executive would be entitled to receive or 24 months if no severance payments are payable.

The tables below summarize the executive benefits and payments due to the President and Chief Executive Officer and other NEOs upon termination, both in connection with a termination (i) for any reason other than cause, disability, or death, or if the executive terminates his or her employment for good reason ("Involuntary, not for cause") and (ii) in connection with a change of control. The tables assume that termination occurred on December 31, 2011.

	Termination involuntary, not for cause or Executive terminates for good reason $	Termination for cause $	Termination in connection with a change of control $	Death $(4)	Disability $(5)
David M. Wathen
Cash payments (1)	2,188,000	—	4,464,000	788,000	788,000
Value of restricted stock (2)	893,000	893,000	1,339,400	1,339,400	1,339,400
Value of stock options (3)	—	—	1,104,700	1,104,700	1,104,700
Outplacement services	50,000	—	50,000	—	—
Medical benefits	33,400	—	50,000	50,000	—
Total	3,164,400	893,000	7,008,100	3,282,100	3,232,100

A. Mark Zeffiro
Cash payments (1)	708,000	—	2,124,000	298,000	298,000
Value of restricted stock (2)	460,100	460,100	697,200	697,200	697,200
Value of stock options (3)	—	—	508,200	508,200	508,200
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	1,214,800	460,100	3,409,400	1,553,400	1,503,400

Lynn A. Brooks
Cash payments (1)	729,500	—	2,188,500	287,000	287,000
Value of restricted stock (2)	80,700	80,700	89,100	89,100	89,100
Value of stock options (3)	409,400	409,400	818,800	818,800	818,800
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	1,266,300	490,100	3,176,400	1,244,900	1,194,900

Joshua A. Sherbin
Cash payments (1)	572,100	—	1,716,300	191,000	191,000
Value of restricted stock (2)	335,600	335,600	512,500	512,500	512,500
Value of stock options (3)	—	—	494,100	494,100	494,100
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	954,400	335,600	2,802,900	1,247,600	1,197,600

Robert J. Zalupski
Cash payments (1)	410,200	—	1,230,600	137,000	137,000
Value of restricted stock (2)	45,700	45,700	50,500	50,500	50,500
Value of stock options (3)	—	—	180,700	180,700	180,700
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	502,600	45,700	1,541,800	418,200	368,200
_______________________________________

(1)	Comprised of base salary as of December 31, 2011 and ICP payments.

(2)
Restricted stock valued at the market price of the Company's common stock of $17.95 at December 31, 2011. Messrs. Wathen, Zeffiro, Brooks, Sherbin and Zalupski had 49,748, 25,633, 4,496, 18,699 and 2,549 shares, respectively, that would have been vested upon termination as of December 31, 2011, and 74,621, 38,843, 4,963, 28,553 and 2,813 shares, respectively, that would have been vested upon a change of control.

(3)
Stock options valued at the market price of the Company's common stock of $17.95 at December 31, 2011, less the respective exercise prices. Messrs. Wathen, Zeffiro, Brooks, Sherbin and Zalupski had 0, 0, 217,234, 44,000 and 59,111 stock options, respectively, that were exercisable as of December 31, 2011, and 66,667, 30,000, 241,401, 84,167 and 65,667 stock options, respectively, that would be vested upon a change of control.

(4)
With respect to death, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid ICP awards, terminate as of the date of the Executive's death. Equity awards become 100% vested upon death. Executive's dependents are eligible to receive reimbursement for the employee portion of COBRA premiums for a period not to exceed thirty-six (36) months after the Executive's date of death.

(5)
With respect to disability, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid annual ICP awards, terminate on the earlier of (a) six (6) months after the disability related termination or (b) the date Executive receives benefits under the Company's long-term disability program. Equity awards become 100% vested upon the disability termination.

In addition, the Executive Severance/Change of Control Policy states that in return for these benefits, each executive covered under the Policy is required to refrain from competing against us for a period following termination that corresponds to the duration of any severance payments the executive would be entitled to receive or 24 months if no severance payments are This employment policy may be modified by the Compensation Committee at any time, provided that the prior written consent of the executive is required if the modification adversely impacts the executive. Further, the Compensation Committee may amend or terminate the Policy at any time upon 12 months' written notice to any adversely affected executive.
Retirement Benefits
The following table summarizes the Company's Benefit Restoration Plan actuarial present value for the participating named executive officer.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
Lynn A. Brooks	TriMas Benefit Restoration Plan	32	$215,300
________________________________________

(1)
The Benefits of the TriMas Benefits Restoration Pension Plan were frozen as of December 31, 2002. Any changes in the present value of the accumulated benefits represent only changes in actuarial assumptions used in calculating the present value of those benefits.

Executive Retirement Program
The following table summarizes the activity in the nonqualified retirement plans for the Company's named executive officers:

Name	Year	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
David M. Wathen	2011	—	61,800	(1,200)	—	148,900
	2010	—	49,800	7,500	—	88,300
	2009	—	28,500	2,500	—	31,000

A. Mark Zeffiro	2011	—	21,300	(2,100)	—	63,200
	2010	—	15,600	5,100	—	44,000
	2009	—	14,400	4,300	—	23,300

Lynn A. Brooks	2011	41,900	39,200	(3,900)	—	379,500
	2010	—	36,500	35,000	—	302,300
	2009	—	33,000	47,500	—	230,800

Joshua A. Sherbin	2011	—	20,000	(6,800)	—	115,600
	2010	—	18,600	15,200	—	102,400
	2009	—	18,200	17,000	—	68,600

Robert J. Zalupski	2011	—	11,400	200	—	85,000
________________________________________

(1)
Represents the Company's contributions to the TriMas Executive Retirement Program. These contributions are included in the column titled "All Other Compensation" in the summary executive compensation table and under "Company Contributions in Retirement and 401K Plans" in the supplemental table.

(2)
In addition to earnings on the TriMas Executive Retirement Program, the amount for Mr. Brooks includes earnings attributable to their participation in the Benefit Restoration Plan. Any changes in the value of the accumulated benefits represent only changes in average performance of the Fidelity Freedom Funds.

Contributions to the Executive Retirement Program are invested in accordance with each named executive officer's directive based on the investment options in the Company's retirement program. Investment directives can be amended by the participant at any time.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee of the Board of Directors of TriMas Corporation has reviewed and discussed with management this Compensation Discussion and Analysis. Based on this review and discussion, it has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in this Annual Report on Form 10-K of TriMas Corporation filed for the fiscal year ended December 31, 2011.

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
Annual Cash Retainer and Meeting Fees. In 2011, each independent director, other than the Chairman, received an annual retainer based on $75,000 per year through August 1, 2011, which retainer was increased to $100,000 per year as of August 1, 2011; and a meeting fee of $1,000 for each Board or committee meeting attended. The Chairman of the Board received an annual retainer of $200,000 per year through August 1, 2011, which retainer was increased to $225,000 per year as of August 1, 2011, and received an attendance fee of $1,000 for each Board and committee meeting taking place on or after August 1, 2011. The chairman of each of the Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual retainer in the amounts of $15,000, $10,000 and $5,000, respectively.
Two of the four independent directors elected to defer receipt of all or part of their Board compensation in 2011. For 2012, two of four independent directors elected to defer receipt of all or part of their Board compensation.
Equity Compensation. In 2011 the Board determined that future grants of equity to directors would be made by issuing restricted stock.
On August 5, 2011, the Board approved the issuance of restricted shares to each of the independent directors, with a fair market grant date value of $100,000 and subject to a one-year vesting period. As part of the independent director's per annum compensation package, the Board also approved, on August 5, 2011, the issuance of subsequent annual grants on each March 1st, commencing in 2012, to each of the independent directors of restricted shares with a fair market grant date value of $100,000 with each grant subject to a one-year vesting period.
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
Director Compensation Table

Name	2011 Fees Earned or Paid in Cash ($)	2011 Stock Awards ($)(3)	Total ($)
Samuel Valenti III	220,400	100,000	320,400
David M. Wathen (1)	—	—	—
Marshall A. Cohen (2)	112,400	100,000	212,400
Richard M. Gabrys	119,400	100,000	219,400
Eugene A. Miller (2)	117,400	100,000	217,400
Daniel P. Tredwell (1)	—	—	—
________________________________________

(1)	Messrs. Tredwell and Wathen did not receive any compensation for their services as directors.

(2)	Messrs. Cohen and Miller elected to defer 100% and 50%, respectively, of their 2011 fees earned as permitted under the 2006 Long Term Equity Incentive Plan.

(3)
Messrs. Valenti, Cohen, Gabrys and Miller each received 4,848 restricted stock awards effective on August 5, 2011. These awards were granted under the Company's 2006 Long Term Equity Incentive Plan and vest one year from date of grant so long as their director status does not terminate prior to the vesting date.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of December 31, 2011 by:

•	each person known by us to beneficially own more than 5% of the Company's common stock;

•	each of the Company's Directors and Director nominees;

•	each of the Named Executive Officers; and

•	all of the Company's Directors and Named Executive Officers as a group.
The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares, (i) voting power, which includes the power to vote or to direct the voting of the security, (ii) investment power, which includes the power to dispose of or to direct the disposition of the security, or (iii) rights to acquire voting stock that are currently exercisable or will become exercisable within 60 days of December 31, 2011. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of December 31, 2011, the Company had 34,612,607 shares outstanding and 985,940 shares that are deemed "beneficially owned" under the SEC rules described above.

	Shares Beneficially Owned
Name and Beneficial Owner	Number	Percentage
Heartland Industrial Associates, L.L.C.(1)(2)	5,404,972	15.2%
177 Broad Street, Stamford, CT 06901
Lord Abbett & Co. LLC(3)	4,318,501	12.1%
90 Hudson Street, Jersey City, NJ 07302
William Blair & Company, L.L.C.	4,152,480	11.7%
222 West Adams Street, Chicago, IL 60606
FMR LLC(4)	2,646,630	7.4%
82 Devonshire Street, Boston, Massachusetts 02109
First Manhattan Co.	1,826,470	5.1%
437 Madison Avenue, New York, NY 10022
Lynn A. Brooks(5)(7)	265,224	—%
Marshall A. Cohen(5)(7)	22,848	—%
Richard M. Gabrys(5)(7)	23,848	—%
Eugene A. Miller(5)(7)	42,660	—%
Joshua A. Sherbin(5)(7)	78,371	—%
Daniel P. Tredwell(2)	5,404,972	15.2%
Samuel Valenti III(5)(6)(7)	229,848	—%
David M. Wathen(5)(7)	391,498	1.1%
Robert J. Zalupski(5)(7)	79,257	—%
A. Mark Zeffiro(5)(7)	48,818	—%
All NEOs and directors as a group (10 persons)(2)(5)(6)(7)	6,587,344	18.5%
________________________________________

(1)
These shares of common stock are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships, which hold shares of common stock directly. These limited liability companies and limited partnership hold common stock as follows: 2,768,136 shares are held by TriMas Investment Fund I, L.L.C. ("TIF I"); 2,243,827 shares are held by Metaldyne Investment Fund I, L.L.C. ("MIF I"); 314,785 shares are held by HIP Side-by-Side Partners, L.P.; 45,272 shares are held by TriMas Investment Fund II, L.L.C.; and 32,952 shares are held by Metaldyne Investment Fund II, L.L.C. In addition, by reason of the Shareholders Agreement summarized under "Transactions with Related Persons—Shareholders Agreement," Heartland Industrial Associates, L.L.C., and Heartland Industrial Partners, L.P., as the managing member of TIF I, MIF I, may be deemed to share beneficial ownership of shares of common stock held by other shareholders party to the

Shareholders Agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.

(2)
All shares are beneficially owned as disclosed in footnote (1). Mr. Tredwell is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. The business address for Mr. Tredwell is 177 Broad Street, Stamford, CT 06901.

(3)
These shares of common stock are beneficially owned indirectly by Lord Abbett & Co. LLC as follows: 2,584,400 shares are held by Lord Abbett & Co LLC and 1,734,101 shares are held by Lord Abbett Research Fund Inc. The shares beneficially owned by Lord Abbett & Co. LLC are held on behalf of investment advisory clients, which may include investment companies registered under the Investment Company Act, employee benefit plans, pension funds or other institutional clients.

(4)
Information contained in the columns above and this footnote is based on a report on Schedule 13G filed with the SEC on February 14, 2012 by FMR LLC. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,646,630 shares of the Common Stock outstanding of TriMas as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, these shares. The principal place of business for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(5)
For Messrs. Brooks, Cohen, Gabrys, Miller, Sherbin, Valenti, Wathen and Zalupski, the number set forth in the table includes options to purchase 217,234, 18,000, 17,000, 18,000, 44,000, 200,000, 66,667 and 48,444 shares, respectively, granted under the Company's 2002 and 2006 Long Term Equity Incentive Plans, that are currently exercisable or will be per the SEC's beneficial ownership rules; for Mr. Wathen, the number set forth in the table includes 8,333 restricted stock units awarded under the 2006 Long Term Equity Incentive Plan as earned in his employment agreement; for Mr. Miller, the number set forth in the table includes 4,812 restricted stock units awarded under the 2006 Long Term Equity Incentive Plan related to director service fees previously deferred; and for Messrs. Brooks, Cohen, Gabrys, Miller, Sherbin, Valenti, Wathen, Zalupski and Zeffiro, the number set forth in the table includes 4,963, 4,848, 4,848, 4,848, 3,913, 4,848, 16,287, 2,813 and 5,993 restricted shares of common stock, respectively, awarded under the 2006 Long Term Equity Incentive Plan.

(6)	Entities affiliated with Mr. Valenti are members of Heartland Additional Commitment Fund, LLC which is a limited partner of Heartland.

(7)
Except for Mr. Wathen, each director, nominee director and named executive officer, owns less than one percent of the outstanding shares of the Company's common stock and securities authorized for issuance under equity compensation plans.

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
Heartland Industrial Partners
Initial Public Offering
On May 17, 2007, the Company completed an initial public offering which benefited all of the Company's pre-offering shareholders, and its officers and directors due principally to the creation of a public market for the Company's common stock. Upon the consummation of the offering, Heartland retained control of approximately 45.2% of the Company's voting stock. Disclosure of Heartland's ownership is described under “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Shareholders Agreement
Heartland and other investors are parties to a shareholders agreement regarding their ownership of the Company's common stock (the “Shareholders Agreement”). The Shareholders Agreement also provides Heartland and the other parties to it with certain registration rights under the Securities Act of 1933, as amended. There are no arrangements or understandings between any of the Company's directors on the one hand and Heartland on the other hand pursuant to which a director was selected.
Advisory Services Agreement
The Company and Heartland are party to an advisory services agreement, pursuant to which Heartland is reimbursed for certain of its expenses and may continue to earn a fee not to exceed 1.0% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company, in each case subject to the approval of the disinterested members of the Company's Board of Directors. Heartland did not charge the Company any fees related to transaction services in 2010 or 2011.
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
Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Auditor
The following table presents fees billed by KPMG for professional audit services rendered related to the audits of the Company's annual financial statements for the years ended December 31, 2011 and 2010, and fees for other services rendered by KPMG during those periods.

	2011 ($)	2010 ($)	2009 ($)
Audit Fees	1,733,000	1,614,500	1,857,000
Audit-related Fees	324,000	304,100	234,000
Tax Fees	46,000	20,200	—
All Other Fees	—	—	—
Total	2,103,000	1,938,800	2,091,000
Audit and Audit-Related Fees
Integrated audit fees billed for services rendered in connection with the audit of the Company's annual financial statements and the effectiveness of the Company's financial controls over financial reporting were $1.7 million, $1.6 million and $1.9 million for 2011, 2010 and 2009, respectively. In 2011, audit-related fees of $0.3 million were incurred primarily related to comfort letter procedures performed in connection with the Company's registration statement filings and related to due diligence procedures performed on potential Company acquisition targets. In 2010, audit-related fees of $0.3 million were incurred primarily related to comfort letter procedures performed in connection with the Company's registration statement filings. In 2009, audit-related fees of $0.2 million were incurred primarily related to the Company's debt refinancing activities.

Tax Fees
Except for the amounts disclosed above, there were no tax fees billed by KPMG during 2011, 2010 and 2009, as the Company has retained another firm to provide tax advice.
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
On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken which are not pre-approved. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by our independent auditor in 2011, 2010 and 2009, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee under its pre-approval policies.
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2011 and December 31, 2010, and for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009, consist of the following:
Balance Sheet
Statement of Operations
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009, consists of the following:
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

TRIMAS CORPORATION (Registrant)

		BY:	/s/ DAVID M. WATHEN
DATE:	February 27, 2012		Name: David M. Wathen Title: President and Chief Executive Officer
        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN	President and Chief Executive Officer	February 27, 2012
David M. Wathen	(Principal Executive Officer) and Director

/s/ A. MARK ZEFFIRO	Chief Financial Officer	February 27, 2012
A. Mark Zeffiro	(Principal Financial Officer and Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	February 27, 2012
Samuel Valenti III

/s/ MARSHALL A. COHEN	Director	February 27, 2012
Marshall A. Cohen

/s/ RICHARD M. GABRYS	Director	February 27, 2012
Richard M. Gabrys

/s/ EUGENE A. MILLER	Director	February 27, 2012
Eugene A. Miller

/s/ DANIEL P. TREDWELL	Director	February 27, 2012
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2011, 2010 AND 2009

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2011	$4,440,000	$340,000	$230,000	$1,230,000	$3,780,000
Year ended December 31, 2010	$5,560,000	$730,000	$(230,000)	$1,620,000	$4,440,000
Year ended December 31, 2009	$5,620,000	$1,750,000	$—	$1,810,000	$5,560,000
________________________________________

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

3.1	(j)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2	(y)	Second Amended and Restated By‑laws of TriMas Corporation.
4.1	(a)
Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as Trustee, (including Form of Note as Exhibit).

4.2	(c)	Supplemental Indenture dated as of March 4, 2003.
4.3	(d)	Second Supplemental Indenture dated as of May 9, 2003.
4.4	(e)	Third Supplemental Indenture dated as of August 6, 2003.
4.5	(k)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6	(t)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7	(s)	Sixth Supplemental Indenture, dated as of December 29, 2009.
4.8	(s)
Indenture relating to the 9 ¾ % senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1	(a)	Stock Purchase Agreement dated as of May 17, 2002 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2	(a)	Amended and Restated Shareholders Agreement, dated as of July 19, 2002 by and among TriMas Corporation and Metaldyne Corporation.
10.3	(h)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4	(ab)
Credit Agreement dated as of June 21, 2011, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC., as Sole Lead Arranger and Sole Bookrunner.

10.5	(ae)
Incremental Facility Agreement dated November 23, 2011 among TriMas Company LLC, TriMas Corporation, JPMorgan Chase Bank N.A., as Administrative Agent, Wells Fargo Bank, N.A. and the other Loan Parties thereto.

10.6	(af)	Amendment dated January 13, 2012 to the Credit Agreement dated as of June 21, 2011.
10.7	(s)	Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.8	(ac)	Amendment No. 1, dated as of September 15, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.9	(ac)
Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.10	(a)	Lease Assignment and Assumption Agreement, dated as of June 21, 2002, by and among Heartland Industrial Group, L.L.C., TriMas Company LLC and the Guarantors named therein.
10.11	(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.12	(m)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.13	(m)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.14	(m)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.15	(m)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.
10.16	(d)	Asset Purchase Agreement among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC dated May 9, 2003, (including Exhibit A – Form of Sublease Agreement).
10.17	(f)	2003 Form of Stock Option Agreement.
10.18	(g)	Form of Indemnification Agreement.
10.19	(h)	Amendment No. 1 to Stock Purchase Agreement, dated as of August 31, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.20	(l)	Amendment No. 2 to Stock Purchase Agreement, dated as of November 27, 2006 by and among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.

10.21	(h)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.22	(i)	First Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.23	(i)	Second Amendment to Advisory Agreement, dated as of November 1, 2006 between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.24	(i)	Management Rights Agreement.
10.25	(r)	Executive Severance / Change of Control Policy.
10.26	(w)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.
10.27	(q)	ISDA 2002 Master Agreement between JPMorgan Chase Bank, N. A. and TriMas Company LLC dated as of January 20, 2009.
10.28	(n)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.
10.29	(o)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.30	(p)	2009 TriMas Incentive Compensation Plan.
10.31	(v)	2010 TriMas Incentive Compensation Plan.
10.32	(r)	Flexible Cash Allowance Policy.
10.33	(t)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement – 2009 Additional Grant.
10.34	(t)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement – 2009 162(m) Conversion Grant.
10.35	(t)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement – 2009 Conversion and Additional Grants.
10.36	(u)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.
10.37	(u)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.
10.38	(u)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.
10.39	(x)	Asset Purchase Agreement among TW Cylinders LLC, Taylor-Wharton International LLC and Norris Cylinder Company dated as of April 30, 2010.
10.40	(z)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement – 2011 Grant
10.41	(z)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement – 2011 Award
10.42	(z)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement – 2011 Award
10.43	(aa)	2011 TriMas Corporation Omnibus Incentive Compensation Plan
10.44	(ad)	Summary of Compensation for the Board of Directors of TriMas Corporation, effective August 5, 2011.
10.45	(ad)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement – Board of Directors.
10.46	(ag)	Form of Performance Unit Agreement – 2012 LTI – under the 2002 Long Term Equity Incentive Plan
10.47	(ag)	Form of Performance Unit Agreement – 2012 LTI – under the 2006 Long Term Equity Incentive Plan
10.48	(ag)	Form of Performance Stock Unit Agreement – 2012 LTI – under the 2011 Omnibus Incentive Compensation Plan
10.49	(ag)	Form of Restricted Share Agreement – 2012 LTI – under the 2002 Long Term Equity Incentive Plan
10.50	(ag)	Form of Restricted Stock Agreement – 2012 LTI – under the 2006 Long Term Equity Incentive Plan
10.51	(ag)	Form of Restricted Stock Agreement – 2012 LTI – under the 2011 Omnibus Incentive Compensation Plan
10.52	(ag)	Form of Performance Unit Agreement – 2012 Transitional LTI – under the 2002 Long Term Equity Incentive Plan
10.53	(ag)	Form of Performance Unit Agreement – 2012 Transitional LTI – under the 2006 Long Term Equity Incentive Plan
10.54	(ag)	Form of Performance Stock Unit Agreement – 2012 Transitional LTI – under the 2011 Omnibus Incentive Compensation Plan
12.1		Computation of Ratio of Earnings to Fixed Charges.
14.1		TriMas Corporation Code of Conduct
21.1		TriMas Corporation Subsidiary List
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with Amendment No. 2 to our Registration Statement on Form S-4, filed on January 28, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(g)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).
(h)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(i)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(j)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q, filed on August 3, 2007 (File No. 333-100351).
(k)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).
(m)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(n)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 14, 2009 (File No. 001-10716).
(o)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(p)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 10, 2009 (File No. 001-10716).
(q)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 10, 2009 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 15, 2010 (File No. 001-10716).
(w)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).

(x)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 30, 2010 (File No. 001-10716).
(y)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(z)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on June 24, 2011 (File No. 001-10716).
(ac)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on September 21, 2011 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on October 27, 2011 (File No. 001-10716).
(ae)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on November 30, 2011 (File No. 001-10716).
(af)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 19, 2012 (File No. 001-10716).
(ag)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed February 22, 2012 (File No. 001-10716).

II-4