Form 10-Q
period 2012-03-31
TRIMAS CORP
filed 2012-04-26
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 26, 2012, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 35,223,792 shares.

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
You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$14,960	$88,920
Receivables, net of reserves of approximately $3.5 million and $3.8 million as of March 31, 2012 and December 31, 2011, respectively	179,820	135,610
Inventories	198,500	178,030
Deferred income taxes	18,510	18,510
Prepaid expenses and other current assets	13,390	10,620
Total current assets	425,180	431,690
Property and equipment, net	165,900	159,210
Goodwill	251,330	215,360
Other intangibles, net	201,540	155,670
Other assets	23,310	24,610
Total assets	$1,067,260	$986,540
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$12,980	$7,290
Accounts payable	144,580	146,930
Accrued liabilities	71,910	70,140
Total current liabilities	229,470	224,360
Long-term debt	486,160	462,610
Deferred income taxes	65,370	64,780
Other long-term liabilities	62,690	61,000
Total liabilities	843,690	812,750
Redeemable noncontrolling interest	25,390	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 35,223,792 shares at March 31, 2012 and 34,613,607 shares at December 31, 2011	350	350
Paid-in capital	546,290	538,610
Accumulated deficit	(392,260)	(404,750)
Accumulated other comprehensive income	43,800	39,580
Total shareholders' equity	198,180	173,790
Total liabilities and shareholders' equity	$1,067,260	$986,540

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2012	2011
Net sales	$297,570	$258,560
Cost of sales	(218,660)	(186,740)
Gross profit	78,910	71,820
Selling, general and administrative expenses	(50,470)	(43,540)
Net gain on dispositions of property and equipment	300	70
Operating profit	28,740	28,350
Other expense, net:
Interest expense	(10,670)	(12,020)
Other expense, net	(1,640)	(1,160)
Other expense, net	(12,310)	(13,180)
Income from continuing operations before income tax expense	16,430	15,170
Income tax expense	(4,180)	(4,480)
Income from continuing operations	12,250	10,690
Income from discontinued operations, net of income tax expense	—	1,060
Net income	12,250	11,750
Less: Net loss attributable to noncontrolling interests	(240)	—
Net income attributable to TriMas Corporation	$12,490	$11,750
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.36	$0.32
Discontinued operations	—	0.03
Net income per share	$0.36	$0.35
Weighted average common shares—basic	34,592,267	33,913,610
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.36	$0.31
Discontinued operations	—	0.03
Net income per share	$0.36	$0.34
Weighted average common shares—diluted	35,027,899	34,599,076

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2012	2011
Net income	$12,250	$11,750
Other comprehensive income
Amortization of defined benefit plan deferred losses (net of tax of $60 thousand and $30 thousand, respectively) (Note 13)	120	50
Foreign currency translation	4,510	4,840
Net changes in unrealized loss on interest rate swaps (net of tax of $0.3 million and $0.1 million, respectively) (Note 8)	(410)	150
Total other comprehensive income	4,220	5,040
Total comprehensive income	16,470	16,790
Less: Net loss attributable to noncontrolling interests	(240)	—
Total comprehensive income attributable to TriMas Corporation	$16,710	$16,790

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$12,250	$11,750
Adjustments to reconcile net income to net cash used for operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(300)	(60)
Depreciation	6,450	6,230
Amortization of intangible assets	4,200	3,500
Amortization of debt issue costs	910	760
Deferred income taxes	670	9,530
Non-cash compensation expense	1,410	860
Excess tax benefits from stock based compensation	(1,770)	(1,510)
Increase in receivables	(33,260)	(41,710)
Increase in inventories	(15,040)	(2,760)
Increase in prepaid expenses and other assets	(1,000)	(3,240)
Decrease in accounts payable and accrued liabilities	(15,550)	(11,550)
Other, net	1,630	1,200
Net cash used for operating activities, net of acquisition impact	(39,400)	(27,000)
Cash Flows from Investing Activities:
Capital expenditures	(11,370)	(6,810)
Acquisition of businesses, net of cash acquired	(59,190)	—
Net proceeds from disposition of assets	320	500
Net cash used for investing activities	(70,240)	(6,310)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	36,420	1,530
Repayments of borrowings on term loan facilities	(31,010)	(650)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	180,000	135,700
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(156,000)	(135,700)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	(720)
Proceeds from exercise of stock options	5,490	180
Excess tax benefits from stock based compensation	1,770	1,510
Net cash provided by financing activities	35,680	1,850
Cash and Cash Equivalents:
Decrease for the period	(73,960)	(31,460)
At beginning of period	88,920	46,370
At end of period	$14,960	$14,910
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,080	$4,730
Cash paid for taxes	$8,050	$2,600

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2012
(Unaudited—dollars in thousands)

	TriMas Corporation
	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	12,490	—	12,490
Other comprehensive income	—	—	—	4,220	4,220
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	5,490	—	—	5,490
Excess tax benefits from stock based compensation	—	1,770	—	—	1,770
Non-cash compensation expense	—	1,410	—	—	1,410
Balances, March 31, 2012	$350	$546,290	$(392,260)	$43,800	$198,180

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2011 Annual Report on Form 10-K.
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
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Net sales	$—	$11,110
Income from discontinued operations before income tax expense	$—	$1,680
Income tax expense	—	(620)
Income from discontinued operations, net of income tax expense	$—	$1,060
There were no discontinued operations or assets held for sale as of March 31, 2012 or December 31, 2011.
3. Acquisitions
On February 24, 2012, the Company acquired 70% of the membership interests of Arminak & Associates, LLC ("Arminak") for the purchase price of approximately $67.4 million. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of the third quarter of 2012. Arminak is in the business of designing, manufacturing and supplying foamers, lotion pumps, fine mist sprayers and other packaging solutions for the cosmetic, personal care and household product markets. The acquisition of Arminak enhances the Company's highly-engineered product offering and provides access to large global customers in the cosmetic and personal care markets. Arminak is included in the Company's Packaging reportable segment.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The purchase agreement provides the Company an option to purchase, and the Sellers an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of future earnings, as defined. The put and call options become exercisable during the first quarters of 2014, 2015 and 2016. During the first exercise period, in 2014, TriMas and Arminak's previous owners ("Sellers") have the opportunity to call or put a 10% interest in Arminak. During the second exercise period, in 2015, TriMas and the Sellers have the opportunity to call or put an additional 10%, or up to all remaining interests held by Sellers per joint agreement, as defined in the purchase agreement. Finally, during the third exercise period, in 2016, a call or put may be exercised for all or any portions of the remaining interests held by the Sellers.
The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which is classified outside of permanent equity on the accompanying consolidated balance sheet. In order to estimate the fair value of the redeemable noncontrolling interest in Arminak, the Company utilized the Monte Carlo valuation method, using variations of estimated future discounted cash flows given certain significant assumptions including expected revenue growth, minimum and maximum estimated levels of gross profit margin, future expected cash flows, amounts transferred during each put and call exercise period and appropriate discount rates. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. The Company recorded the redeemable noncontrolling interest at fair value at the date of acquisition.
Each reporting period, the Company adjusts the carrying amount of the noncontrolling interest to the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of Arminak's net income or loss and its share of comprehensive income or loss and dividends and (2) the redemption value as determined by the specified multiple of future earnings, as defined. This method views the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interest. If the fair value of the redeemable noncontrolling interest is less than the redemption value, there may be a charge to earnings per share attributable to TriMas Corporation. At March 31, 2012, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value.
Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Three months ended March 31, 2012
(dollars in thousands)
Beginning balance, February 24, 2012	$25,630
Net loss attributable to noncontrolling interest	(240)
Ending balance, March 31, 2012	$25,390

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the fair value of consideration paid for Arminak, and the assets acquired and liabilities assumed recognized at the acquisition date, as well as the fair value at the acquisition date of the noncontrolling interest in Arminak:

February 24, 2012
(dollars in thousands)
Consideration
Cash paid plus initial estimate of working capital adjustment	$58,860
Contingent consideration (a)	8,490
Total consideration	$67,350
Recognized amounts of indentifiable assets acquired and liabilities assumed (b)
Receivables	$8,990
Inventories	4,390
Intangible assets other than goodwill (c)	48,400
Other assets	2,450
Accounts payable and accrued liabilities	(4,240)
Long-term liabilities	(1,610)
Total identifiable net assets	58,380
Redeemable noncontrolling interest	(25,630)
Goodwill (d)	34,600
$67,350
__________________________
(a) The contingent consideration represents the Company's best estimate, based on its review of the underlying potential obligations estimated at a range of $8 to $9 million, of certain Seller tax-related liabilities for which the Company has indemnified the Sellers as part of the purchase agreement.
(b) These amounts represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures, which may result in further adjustments to the values presented above.
(c) Consists of $33.0 million of customer relationships with an estimated 10 year useful life, $7.9 million of trademarks/tradenames with an indefinite useful life and $7.5 million of technology and other intangible assets with an estimated 8 year useful life.
(d) All of the preliminary goodwill was assigned to the Company's Packaging reportable segment and is expected to be deductible for tax purposes.
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and net income of Arminak included in the accompanying consolidated statement of operations for the three months ended March 31, 2012 were $5.4 million and $(0.8) million, respectively.
The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2011. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2011:

	Pro forma Combined (a)
	Three months ended March 31, 2012	Three months ended March 31, 2011
	(dollars in thousands, except per share amounts)
Net sales	$305,600	$269,740
Net income attributable to TriMas Corporation	$14,460	$8,750
___________________________
(a) The supplemental pro forma results reflect certain adjustments, such as adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $1.0 million were incurred during the three months ended March 31, 2012 and are recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations.
4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2012 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360
Goodwill from acquisitions	34,600	—	—	—	—	—	34,600
Foreign currency translation	1,210	160	—	—	—	—	1,370
Balance, March 31, 2012	$158,140	$48,880	$41,130	$3,180	$—	$—	$251,330
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2012 and December 31, 2011 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2012		As of December 31, 2011
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Customer relationships:
5 – 12 years	$71,400	$(24,510)	$37,400	$(23,410)
15 – 25 years	154,610	(79,790)	154,610	(77,730)
Total customer relationships	226,010	(104,300)	192,010	(101,140)
Technology and other:
1 – 15 years	36,890	(24,230)	29,360	(23,710)
17 – 30 years	43,680	(21,410)	43,640	(20,860)
Total technology and other	80,570	(45,640)	73,000	(44,570)
Trademark/Trade names (indefinite life)	44,900	—	36,370	—
	$351,480	$(149,940)	$301,380	$(145,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Technology and other, included in cost of sales	$1,070	$820
Customer relationships, included in selling, general and administrative expenses	3,130	2,680
Total amortization expense	$4,200	$3,500

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Finished goods	$132,610	$119,020
Work in process	24,350	21,730
Raw materials	41,540	37,280
Total inventories	$198,500	$178,030
6. Property and Equipment, Net
 Property and equipment consists of the following components:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
Land and land improvements	$5,780	$5,740
Buildings	52,870	51,480
Machinery and equipment	305,240	291,960
	363,890	349,180
Less: Accumulated depreciation	197,990	189,970
Property and equipment, net	$165,900	$159,210
Depreciation expense as included in the accompanying consolidated statement of operations is as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Depreciation expense included in cost of sales	$5,640	$4,950
Depreciation expense included in selling, general and administrative expense	810	730
Total depreciation expense	$6,450	$5,680

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(dollars in thousands)
U.S. bank debt and receivables facility	$247,310	$223,870
Non-U.S. bank debt and other	5,810	140
9 3/4% senior secured notes, due December 2017	246,020	245,890
	499,140	469,900
Less: Current maturities, long-term debt	12,980	7,290
Long-term debt	$486,160	$462,610
U.S. Bank Debt
The Company is a party to a credit facility consisting of a $125.0 million revolving credit facility, which matures in June 2016 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 3.25%, and a $225.0 million term loan facility, which matures in June 2017 and is subject to interest at LIBOR plus 3.00% (subject to a 1.25% LIBOR floor) (collectively, the "Credit Agreement").
Under the Credit Agreement, the Company may be required to prepay a portion of its term loan under an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. At March 31, 2012 , $5.0 million was included in current maturities of long-term debt under this provision. The Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2012 and December 31, 2011, the Company had letters of credit of approximately $23.3 million and $23.9 million, respectively, issued and outstanding.
At March 31, 2012 and December 31, 2011, the Company had no amounts outstanding under its revolving credit facilities and had $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $150.3 million and $158.8 million, respectively, of borrowing capacity available to it for general corporate purposes.
The bank debt is an obligation of the Company and certain of its subsidiaries. Although the terms of the Credit Agreement do not restrict the Company's subsidiaries from making distributions to it in respect of its 9 3/4% senior secured notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The restricted net assets of the guarantor subsidiaries of approximately $445.5 million and $412.8 million at March 31, 2012 and December 31, 2011, respectively, are presented in Note 15, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at March 31, 2012.
The Company's term loan facility traded at approximately 99.8% and 99.0% of par value as of March 31, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on May 31, 2012 and is secured by substantially all the assets of the subsidiary. At March 31, 2012, the balance outstanding under this agreement was approximately $5.7 million at an average interest rate of 6.2%. At December 31, 2011, the Company's subsidiary had no amounts outstanding under this debt agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Notes
The Company's 9 3/4% senior secured notes due 2017 ("Senior Notes") indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Agreement. At March 31, 2012, the Company was in compliance with all such covenant requirements.
The Company's Senior Notes traded at approximately 109.5% and 108.5% of par value as of March 31, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.50% and 3.00% as of March 31, 2012 and 2011, respectively, and a fee on the unused portion of the facility of 0.45% and 0.75% as of March 31, 2012 and 2011, respectively.
The Company had $24.0 million outstanding under the facility as of March 31, 2012 and had $48.6 million available but not utilized. The Company had no amounts outstanding under the facility as of December 31, 2011 and $57.6 million available but not utilized. Aggregate costs incurred under the facility were $0.2 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on September 15, 2015.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of March 31, 2012, the costs of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.7%.
8. Derivative Instruments
In March 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of its term loan facility. The swap agreement fixes the LIBOR-based variable portion of the interest rate at 1.80% and expires on June 23, 2016. The Company has designated the swap agreement as a cash flow hedge.
In addition, the Company was party to a $125.0 million notional amount interest rate swap which expired in July 2011 and a second interest rate swap with a notional amount of $75.0 million which expired in the first quarter of 2011. Both of these swaps were associated with the Company's previous term loan facility, but during 2011 neither was designated as a hedging instrument.
As of March 31, 2012 and December 31, 2011, the fair value carrying amount of the Company's derivative instruments is recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$—	$—	$550	$—
Interest rate swap	Other long-term liabilities	—	—	110	—
Total derivatives designated as hedging instruments		$—	$—	$660	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The amount of loss recognized in accumulated other comprehensive income and amount reclassified into earnings is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivatives (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2012	As of December 31, 2011	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2012	2011
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(410)	$—	Interest expense	$—	$(240)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

	Amount of Loss Recognized in Earnings on Derivatives
	Three months ended March 31,		Location of Loss Recognized in Earnings on Derivatives
	2012	2011
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$—	$(10)	Interest expense
Valuations of the interest rate swap was based on the income approach which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are shown below.

		March 31, 2012
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(660)	$—	$(660)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Commitments and Contingencies
Asbestos
As of March 31, 2012, the Company was a party to 1,121 pending cases involving an aggregate of 7,947 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000
Three Months Ended March 31, 2012	8,048	105	198	8	21,350	630,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,947 claims pending at March 31, 2012, 69 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.4 to $5.0	$5.0 to $10.0	$10.0+	$0.1 to $0.6	$0.6 to $5.0	$5.0+	$0.1 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	43	20	6	41	24	4	43	20	6
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.3 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Packaging-Highly engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Net Sales
Packaging	$54,310	$43,900
Energy	50,590	40,950
Aerospace & Defense	17,860	18,500
Engineered Components	49,680	37,000
Cequent Asia Pacific	28,200	19,810
Cequent North America	96,930	98,400
Total	$297,570	$258,560
Operating Profit (Loss)
Packaging	$9,890	$11,830
Energy	6,390	5,340
Aerospace & Defense	4,860	3,720
Engineered Components	7,710	4,650
Cequent Asia Pacific	3,040	2,530
Cequent North America	4,160	6,680
Corporate expenses	(7,310)	(6,400)
Total	$28,740	$28,350
11. Equity Awards
The Company maintains various long-term equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "Plans"). See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the first quarter of 2012. Information related to stock options at March 31, 2012 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,271,149	$13.29
Exercised	(427,570)	12.54
Cancelled	(2,500)	23.00
Expired	(15,308)	20.00
Outstanding at March 31, 2012	825,771	$13.53	5.1	$7,573,845
As of March 31, 2012, 786,263 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the three months ended March 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively. As of March 31, 2012, there was less than $10 thousand unrecognized compensation cost related to stock options.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company recognized approximately $40 thousand and $80 thousand of stock based compensation expense related to options during each of the three months ended March 31, 2012 and 2011. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
Restricted Shares
During the first quarter of 2012, the Company awarded multiple restricted stock grants. First, the Company granted 19,532 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
Secondly, the Company awarded 60,665 restricted shares of common stock to certain employees which are also subject only to a service condition and vest on the first anniversary date of the award. These awards were made to participants in the Company's short-term Incentive Compensation Plan ("ICP"), where, beginning in the 2010 plan year, all ICP participants whose target ICP annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year, following the previous plan year.
The Company awarded 206,064 restricted shares to certain Company key employees during the first quarter of 2012. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years, beginning on January 1, 2012 and ending on December 31, 2014. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's cash generation results. Cash generation is defined as the Company's cumulative three year cash flow from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the cash flow metric and 250% of the target award for the EPS CAGR metric. However, if these performance metrics are not achieved, no award will be earned. The performance awards vest on a "cliff" basis at the end of the three-year performance period.
The Company also awarded 166,530 restricted shares to certain Company key employees which are solely performance-based grants. Of this award, 60% are earned based on 2012 earnings per share growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. Depending on the performance achieved for these two specific metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 250% of the target award. However, if these performance metrics are not achieved, no award will be earned.
In addition, the Company granted 16,440 restricted shares of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
Lastly, the Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Two directors have elected to defer certain of their directors fees and to receive the amount in Company common stock at a future date. During the first quarter of 2012, the Company issued 2,120 shares related to director fee deferrals.
Information related to restricted shares at March 31, 2012 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	332,043	$16.25
Granted	471,351	24.32
Vested	(131,635)	16.20
Cancelled	(480)	24.33
Outstanding at March 31, 2012	671,279	$21.83	2.24	$15,029,937

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2012, there was approximately $11.0 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.8 years.
The Company recognized approximately $1.4 million and $0.8 million of stock based compensation expense related to restricted shares during the three months ended March 31, 2012 and 2011, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
12. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 136,988 and 132,706 restricted shares for the three months ended March 31, 2012 and 2011, respectively. The calculation of diluted earnings per share also included options to purchase 298,644 and 552,760 shares of common stock for the three months ended March 31, 2012 and 2011, respectively.
13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2012 and 2011 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
	(dollars in thousands)
Service costs	$150	$160	$—	$—
Interest costs	400	400	10	10
Expected return on plan assets	(430)	(400)	—	—
Amortization of prior service cost	—	—	(70)	(70)
Amortization of net (gain)/loss	270	180	(20)	(20)
Net periodic benefit cost	$390	$340	$(80)	$(80)
The Company contributed approximately $4.0 million to its defined benefit pension plans during the three months ended March 31, 2012. The Company expects to contribute approximately $5.8 million to its defined benefit pension plans for the full year 2012.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-5, "Presentation of Comprehensive Income" ("ASU 2011-5"). ASU 2011-5 amends guidance listed under Accounting Standards Codification ("ASC") Topic 220, "Comprehensive Income," and eliminates the option to present components of other comprehensive income as part of the statement of shareholders' equity. Under the amendments to ASC Topic 220, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. While ASU 2011-5 also includes requirements for presentation of reclassification adjustments out of accumulated other comprehensive income, this section was subsequently deferred in December 2011, with the FASB's issuance of ASU 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05." ASU 2011-5 became effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate but consecutive statements as a result of the Company's adoption of ASU 2011-5 during the first quarter of 2012.
In May 2011, the FASB issued ASU 2011-4, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-4 amends guidance listed under ASC Topic 820, "Fair Value Measurement," and represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks, addresses the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy and requires additional disclosures. ASU 2011-4 became effective prospectively for interim and annual periods beginning after December 15, 2011. There was no significant impact to the Company's consolidated financial statements as a result of the Company's adoption of ASU 2011-4 during the first quarter of 2012.
15. Supplemental Guarantor Condensed Consolidating Financial Information
Under an indenture dated December 29, 2009, TriMas Corporation, the parent company ("Parent"), issued 9 3/4% senior secured notes due 2017 in a total principal amount of $250.0 million (face value). The outstanding Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries”). The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Senior Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Agreement.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	March 31, 2012
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$560	$14,400	$—	$14,960
Trade receivables, net	—	146,940	32,880	—	179,820
Receivables, intercompany	—	350	—	(350)	—
Inventories	—	166,890	31,610	—	198,500
Deferred income taxes	—	17,520	990	—	18,510
Prepaid expenses and other current assets	—	11,610	1,780	—	13,390
Total current assets	—	343,870	81,660	(350)	425,180
Investments in subsidiaries	445,490	118,020	—	(563,510)	—
Property and equipment, net	—	106,540	59,360	—	165,900
Goodwill	—	203,900	47,430	—	251,330
Intangibles and other assets	5,870	213,850	6,290	(1,160)	224,850
Total assets	$451,360	$986,180	$194,740	$(565,020)	$1,067,260
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$7,290	$5,690	$—	$12,980
Accounts payable, trade	—	116,750	27,830	—	144,580
Accounts payable, intercompany	—	—	350	(350)	—
Accrued liabilities	7,160	54,810	9,940	—	71,910
Total current liabilities	7,160	178,850	43,810	(350)	229,470
Long-term debt	246,020	216,140	24,000	—	486,160
Deferred income taxes	—	61,010	5,520	(1,160)	65,370
Other long-term liabilities	—	59,300	3,390	—	62,690
Total liabilities	253,180	515,300	76,720	(1,510)	843,690
Redeemable noncontrolling interest	—	25,390	—	—	25,390
Total shareholders' equity	198,180	445,490	118,020	(563,510)	198,180
Total liabilities and shareholders' equity	$451,360	$986,180	$194,740	$(565,020)	$1,067,260

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	December 31, 2011
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$249,360	$61,200	$(12,990)	$297,570
Cost of sales	—	(183,890)	(47,760)	12,990	(218,660)
Gross profit	—	65,470	13,440	—	78,910
Selling, general and administrative expenses	—	(42,220)	(8,250)	—	(50,470)
Gain (loss) on dispositions of property and equipment	—	310	(10)	—	300
Operating profit	—	23,560	5,180	—	28,740
Other income (expense), net:
Interest expense	(6,410)	(3,850)	(410)	—	(10,670)
Other, net	—	(3,040)	1,400	—	(1,640)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,410)	16,670	6,170	—	16,430
Income tax (expense) benefit	2,230	(4,950)	(1,460)	—	(4,180)
Equity in net income of subsidiaries	16,430	4,710	—	(21,140)	—
Net income	12,250	16,430	4,710	(21,140)	12,250
Less: Net loss attributable to noncontrolling interests	—	(240)	—	—	(240)
Net income attributable to TriMas Corporation	$12,250	$16,670	$4,710	$(21,140)	$12,490

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$216,950	$51,680	$(10,070)	$258,560
Cost of sales	—	(157,900)	(38,910)	10,070	(186,740)
Gross profit	—	59,050	12,770	—	71,820
Selling, general and administrative expenses	—	(36,020)	(7,520)	—	(43,540)
Gain on dispositions of property and equipment	—	70	—	—	70
Operating profit	—	23,100	5,250	—	28,350
Other income (expense), net:
Interest expense	(6,420)	(5,060)	(540)	—	(12,020)
Other, net	—	(2,570)	1,410	—	(1,160)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,420)	15,470	6,120	—	15,170
Income tax (expense) benefit	2,250	(3,640)	(3,090)	—	(4,480)
Equity in net income of subsidiaries	15,920	3,030	—	(18,950)	—
Income from continuing operations	11,750	14,860	3,030	(18,950)	10,690
Income from discontinued operations, net of income taxes	—	1,060	—	—	1,060
Net income	$11,750	$15,920	$3,030	$(18,950)	$11,750

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Comprehensive Income
(dollars in thousands)

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$12,250	$16,430	$4,710	$(21,140)	$12,250
Other comprehensive income
Amortization of defined benefit plan deferred losses, net of tax	—	60	60	—	120
Foreign currency translation	—	—	4,510	—	4,510
Net changes in unrealized loss on interest rate swaps, net of tax	—	(410)	—	—	(410)
Total other comprehensive income	—	(350)	4,570	—	4,220
Total comprehensive income	12,250	16,080	9,280	(21,140)	16,470
Less: Net loss attributable to noncontrolling interests	—	(240)			(240)
Total comprehensive income attributable to TriMas Corporation	$12,250	$16,320	$9,280	$(21,140)	$16,710

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$11,750	$15,920	$3,030	$(18,950)	$11,750
Other comprehensive income
Amortization of defined benefit plan deferred losses, net of tax	—	30	20	—	50
Foreign currency translation	—	—	4,840	—	4,840
Net changes in unrealized loss on interest rate swaps, net of tax	—	150	—	—	150
Total other comprehensive income	—	180	4,860	—	5,040
Total comprehensive income	11,750	16,100	7,890	(18,950)	16,790

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash used for operating activities	$(4,500)	$(33,740)	$(1,160)	$—	(39,400)
Cash Flows from Investing Activities:
Capital expenditures	—	(6,570)	(4,800)	—	(11,370)
Acquisition of businesses, net of cash acquired	—	(59,190)	—	—	(59,190)
Net proceeds from disposition of assets	—	320	—	—	320
Net cash used for investing activities	—	(65,440)	(4,800)	—	(70,240)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	—	36,420	—	36,420
Repayments of borrowings on term loan facilities	—	—	(31,010)	—	(31,010)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	180,000	—	—	180,000
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(156,000)	—	—	(156,000)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	—	—	—	(990)
Proceeds from exercise of stock options	5,490	—	—	—	5,490
Excess tax benefits from stock based compensation	—	1,770	—	—	1,770
Intercompany transfers (to) from subsidiaries	—	40,150	(40,150)	—	—
Net cash provided by (used for) financing activities	4,500	65,920	(34,740)	—	35,680
Cash and Cash Equivalents:
Decrease for the period	—	(33,260)	(40,700)	—	(73,960)
At beginning of period	—	33,820	55,100	—	88,920
At end of period	$—	$560	$14,400	$—	$14,960

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash used for operating activities	$—	$(29,780)	$2,780	$—	(27,000)
Cash Flows from Investing Activities:
Capital expenditures	—	(4,630)	(2,180)	—	(6,810)
Net proceeds from disposition of assets	—	480	20	—	500
Net cash used for investing activities	—	(4,150)	(2,160)	—	(6,310)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	—	1,530	—	1,530
Repayments of borrowings on term loan facilities	—	(650)	—	—	(650)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	135,700	—	—	135,700
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(135,700)	—	—	(135,700)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(720)	—	—	—	(720)
Proceeds from exercise of stock options	180	—	—	—	180
Excess tax benefits from stock based compensation	—	1,510	—	—	1,510
Intercompany transfers (to) from subsidiaries	540	21,540	(22,080)	—	—
Net cash provided by (used for) financing activities	—	22,400	(20,550)	—	1,850
Cash and Cash Equivalents:
Decrease for the period	—	(11,530)	(19,930)	—	(31,460)
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$3,540	$11,370	$—	$14,910

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011.
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes. The economy was in a period of recovery during 2011, which, along with significant market share gains and new product introductions, resulted in year-over-year net sales increases in all six of our reportable segments. The economic conditions have continued into early 2012 in certain markets, which together with market share gains, new product introductions and acquisitions, resulted in first quarter year-over-year net sales increases in four of our six reportable segments.
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging, Energy and Engineered Components reportable segments. While this has helped to significantly increase our net sales levels and set the foundation for continued growth, earnings margins within these segments, particularly within Packaging and Energy, have declined at the onset of the acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense) integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. While further acquisitions and branch expansions may put further pressure on earnings margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies.
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

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs, except for certain circumstances, primarily within Cequent North America during 2011, where we intentionally kept selling prices constant for certain customers despite material price increases to earn incremental sales. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$54,310	18.2%	$43,900	17.0%
Energy	50,590	17.0%	40,950	15.8%
Aerospace & Defense	17,860	6.0%	18,500	7.1%
Engineered Components	49,680	16.7%	37,000	14.3%
Cequent Asia Pacific	28,200	9.5%	19,810	7.7%
Cequent North America	96,930	32.6%	98,400	38.1%
Total	$297,570	100.0%	$258,560	100.0%
Gross Profit
Packaging	$18,700	34.4%	$18,130	41.3%
Energy	13,320	26.3%	11,550	28.2%
Aerospace & Defense	7,460	41.8%	6,570	35.5%
Engineered Components	10,680	21.5%	7,040	19.0%
Cequent Asia Pacific	6,310	22.4%	5,220	26.4%
Cequent North America	22,440	23.2%	23,310	23.7%
Total	$78,910	26.5%	$71,820	27.8%
Selling, General and Administrative
Packaging	$8,810	16.2%	$6,290	14.3%
Energy	6,920	13.7%	6,230	15.2%
Aerospace & Defense	2,600	14.6%	2,850	15.4%
Engineered Components	3,260	6.6%	2,460	6.6%
Cequent Asia Pacific	3,270	11.6%	2,700	13.6%
Cequent North America	18,300	18.9%	16,610	16.9%
Corporate expenses	7,310	N/A	6,400	N/A
Total	$50,470	17.0%	$43,540	16.8%
Operating Profit (Loss)
Packaging	$9,890	18.2%	$11,830	26.9%
Energy	6,390	12.6%	5,340	13.0%
Aerospace & Defense	4,860	27.2%	3,720	20.1%
Engineered Components	7,710	15.5%	4,650	12.6%
Cequent Asia Pacific	3,040	10.8%	2,530	12.8%
Cequent North America	4,160	4.3%	6,680	6.8%
Corporate expenses	(7,310)	N/A	(6,400)	N/A
Total	$28,740	9.7%	$28,350	11.0%
Depreciation and Amortization
Packaging	$3,930	7.2%	$3,080	7.0%
Energy	710	1.4%	690	1.7%
Aerospace & Defense	670	3.8%	640	3.5%
Engineered Components	900	1.8%	800	2.2%
Cequent Asia Pacific	880	3.1%	920	4.6%
Cequent North America	3,520	3.6%	3,010	3.1%
Corporate expenses	40	N/A	40	N/A
Total	$10,650	3.6%	$9,180	3.6%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2012, compared with the three months ended March 31, 2011, were:

•	market share gains and new product introductions in the first quarter of 2012, primarily within our Energy, Engineered Components, Cequent Asia Pacific and Cequent North America reportable segments;

•	the impact of our Innovative Molding and Arminak & Associates, LLC ("Arminak") acquisitions in our Packaging reportable segment;

•
footprint consolidation and relocation projects within our Cequent North America and Cequent Asia Pacific reportable segments, under which we incurred approximately $1.7 million of manufacturing inefficiency, facility move and duplicate costs during the first quarter of 2012; and

•
continued economic strength in certain of the markets our businesses serve in the first quarter of 2012 compared to the first quarter of 2011, contributing to increased net sales in four of our six reportable segments.

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011
Overall, net sales increased approximately $39.0 million, or approximately 15.1%, to $297.6 million for the three months ended March 31, 2012, as compared with $258.6 million in the three months ended March 31, 2011. During the first quarter of 2012, net sales increased in our Packaging, Energy, Engineered Components and Cequent Asia Pacific reportable segments. Of the sales increase, approximately $14.2 million was due to our Innovative Molding and Arminak acquisitions, both of which are included within our Packaging reportable segment. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy, Engineered Components and Cequent North America reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets.
Gross profit margin (gross profit as a percentage of sales) approximated 26.5% and 27.8% for the three months ended March 31, 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense and Engineered Components reportable segments improved by 630 basis points and 250 basis points, respectively, compared to the first quarter of 2011, due primarily to operating leverage on higher sales levels and a more favorable product sales mix. Increases in gross profit margin in these two reportable segments were more than offset by declines in gross profit margins in our other reportable segments and a mix shift, as our historically lower gross profit margin reportable segments comprised a greater percentage of total Company sales in the first quarter of 2012 than in the first quarter of 2011. In addition, gross profit margin in our Packaging reportable segment declined due to approximately $1.4 million of purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets for our Arminak acquisition. Also, our first quarter 2012 gross profit margin was negatively impacted by approximately $1.7 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent North America reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging and Aerospace & Defense reportable segments, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus don't gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 9.7% and 11.0% for the three months ended March 31, 2012 and 2011, respectively. Operating profit increased approximately $0.4 million, or 1.4%, to $28.7 million for the three months ended March 31, 2012, from $28.4 million for the three months ended March 31, 2011, primarily as a result of the higher sales levels. Our operating margins declined, primarily due to the sales mix shift between our reportable segments, with our lower margin reportable segments comprising a greater percentage of total sales, costs incurred associated with our Arminak acquisition in February 2012, costs incurred associated with our manufacturing facility footprint consolidation and relocation projects and increased selling, general and administrative expenses related to acquisitions and to support our sales growth initiatives.

Interest expense decreased approximately $1.4 million, to $10.7 million, for the three months ended March 31, 2012, as compared to $12.0 million for the three months ended March 31, 2011. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 4.0% for the three months ended March 31, 2012, from 5.6% for the three months ended March 31, 2011. In addition, we recorded approximately $0.3 million lower interest expense related to changes in the fair value of our interest rate swaps in 2012 as compared to 2011. Partially offsetting these reductions in interest expense was an increase in our weighted-average U.S. Credit Agreement borrowings to approximately $267.3 million in the three months ended March 31, 2012, from approximately $253.9 million in the three months ended March 31, 2011.
Other expense, net increased approximately $0.5 million, to $1.6 million for the three months ended March 31, 2012, compared to $1.2 million for the three months ended March 31, 2011. Of this increase, approximately $0.4 million related to losses on transactions denominated in foreign currencies recorded in the three months ended March 31, 2012, compared to a nominal gain on such transactions recorded in three months ended March 31, 2011. In addition, approximately $0.2 million was related to incremental costs attributable to a reduction of an indemnification asset related to uncertain tax positions in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
The effective income tax rates for the three months ended March 31, 2012 and 2011 were 25.4% and 29.5%, respectively. For the three months ended March 31, 2012, we recorded a net tax benefit of approximately $1.2 million primarily related to the change of an uncertain tax position reserve for which the statute of limitations expired during the quarter. We also benefited from an overall lower foreign effective tax rate in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.
Net income from continuing operations increased by approximately $1.6 million, to $12.3 million for the three months ended March 31, 2012, compared to $10.7 million for the three months ended March 31, 2011. The increase was primarily a result of the $1.4 million reduction in interest expense, plus the $0.4 million increase in operating profit, plus a $0.3 million reduction in income tax expense, less the $0.5 million increase in other expense, net.
Net loss attributable to noncontrolling interest was $0.2 million for the three months ended March 31, 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $10.4 million, or 23.7%, to $54.3 million in the three months ended March 31, 2012, as compared to $43.9 million in the three months ended March 31, 2011. Sales increased approximately $8.8 million and $5.4 million as a result of our acquisitions of Innovative Molding in August 2011 and Arminak in February 2012, respectively. Sales of our industrial closures, rings and levers decreased by approximately $3.1 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to continued weak demand in North America and Europe from chemical companies as they manage through uncertain end-market demand. Sales of our specialty systems products decreased by approximately $0.2 million as compared to the three months ended March 31, 2011, as declines in European sales due to the uncertain economy were mostly offset by increases in North American sales. In addition, sales decreased by approximately $0.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $0.6 million to $18.7 million, or 34.4% of sales, in the three months ended March 31, 2012, as compared to $18.1 million, or 41.3% of sales, in the three months ended March 31, 2011.We incurred approximately $1.4 million of purchase accounting-related adjustments in the first quarter of 2012 related to step-up in value and subsequent amortization of inventory and intangible assets in connection with our Arminak acquisition. Gross profit margin was further depressed by the sales product mix, as Innovative Molding and Arminak both yield lower gross margins than the legacy Packaging business. Gross profit margins in the legacy business remained flat despite the reduction in sales levels in the first quarter of 2012, primarily as a result of the savings and efficiencies generated by our continued capital investments, productivity projects and lean initiatives within this segment.
Packaging's selling, general and administrative expenses increased approximately $2.5 million to $8.8 million, or 16.2% of sales, in the three months ended March 31, 2012, as compared to $6.3 million, or 14.3% of sales, in the three months ended March 31, 2011. This segment incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak and approximately $0.4 million of intangible asset amortization costs for both Arminak and Innovative Molding. The remainder of the year-over-year increase is primarily related to operating selling, general and administrative expenses in the two acquired companies. Excluding these acquisition-related costs, selling, general and administrative expenses declined as a percentage of sales.

Packaging's operating profit decreased approximately $1.9 million to $9.9 million, or 18.2% of sales, in the three months ended March 31, 2012, as compared to $11.8 million, or 26.9% of sales, in three months ended March 31, 2011. The decrease in both operating profit and operating profit margin is primarily due to the aforementioned purchase accounting adjustments and acquisition costs, with the operating profit dollar decline also unfavorably impacted by the operating selling, general and administrative costs related to the acquisitions of Arminak and Innovative Molding.
Energy.    Net sales for the three months ended March 31, 2012 increased approximately $9.6 million, or 23.5%, to $50.6 million, as compared to $41.0 million in the three months ended March 31, 2011. Of this increase, approximately $3.4 million was due to continued market share gains within our highly-engineered bolt product line and $1.6 million resulted from sales generated by our new Edmonton, Canada; Grimsby, UK; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities. The remaining $4.6 million was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers.
Gross profit within Energy increased approximately $1.8 million to $13.3 million, or 26.3% of sales, in the three months ended March 31, 2012, as compared to $11.6 million, or 28.2% of sales, in the three months ended March 31, 2011. Gross profit margins declined year-over-year mainly due to a less favorable product sales mix, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales in the first quarter of 2012 than the first quarter of 2011. In addition, our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, comprised a larger percentage of the total sales in the first quarter of 2012 than in the first quarter of 2011.
Selling, general and administrative expenses within Energy increased approximately $0.7 million to $6.9 million, or 13.7% of sales, in the three months ended March 31, 2012, as compared to $6.2 million, or 15.2% of sales, in the three months ended March 31, 2011, as selling, general and administrative expenses increased in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $1.1 million to $6.4 million, or 12.6% of sales, in the three months ended March 31, 2012, as compared to $5.3 million, or 13.0% of sales, in the three months ended March 31, 2011, due principally to the leverage gained by higher sales levels, which was partially offset by a less favorable product sales mix, continued increases in sales in our new branches, which typically have lower margins as they penetrate new markets, and higher selling, general and administrative expenses in support of our growth initiatives.
Aerospace & Defense.    Net sales for the three months ended March 31, 2012 decreased approximately $0.6 million, or 3.5%, to $17.9 million, as compared to $18.5 million in the three months ended March 31, 2011. Sales in our aerospace business increased approximately $2.4 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines to our distribution customers, as a result of new programs with airplane frame manufacturers. The increase in sales in our aerospace business was more than offset by a decrease in sales in our defense business of approximately $3.0 million, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense increased approximately $0.9 million to $7.5 million, or 41.8% of sales, in the three months ended March 31, 2012, from $6.6 million, or 35.5% of sales, in the three months ended March 31, 2011, primarily due to the fact that the aerospace product sales comprise a larger percentage of the total sales for this segment, with aerospace products yielding significantly higher margins than the defense facility relocation contract. In addition, our aerospace product margins increased in the first quarter of 2012 as compared to the first quarter of 2011 due to productivity initiatives, primarily associated with implementation of additional process automation to gain labor productivity and reduce indirect production costs.
Selling, general and administrative expenses decreased approximately $0.3 million to $2.6 million, or 14.6% of sales, in the three months ended March 31, 2012, as compared to $2.9 million, or 15.4% of sales, in the three months ended March 31, 2011, as this segment was able to reduce its selling, general and administrative expenses both in dollars spent and as a percentage of sales due to additional leverage gained on the higher sales levels in our aerospace businesses, decreased sales commissions in our aerospace business, as a lower percentage of our sales in the three months ended March 31, 2012 were subject to third party commission arrangements than in the three months ended March 31, 2011 and lower wage and benefit costs incurred by our defense business as the defense facility relocation winds-down.
Operating profit within Aerospace & Defense increased approximately $1.1 million to $4.9 million, or 27.2% of sales, in the three months ended March 31, 2012, as compared to $3.7 million, or 20.1% of sales, in the three months ended March 31, 2011, primarily due to the increase in sales levels, productivity and manufacturing efficiency gains and lower selling, general and administrative expenses.

Engineered Components.    Net sales for the three months ended March 31, 2012 increased approximately $12.7 million, or 34.3%, to $49.7 million, as compared to $37.0 million in the three months ended March 31, 2011. Sales in our industrial cylinder business increased by approximately $5.6 million mainly due to market share gains, primarily of large high pressure cylinders to existing customers and improved economic conditions. Sales of slow speed and compressor engines and related products increased by approximately $7.1 million, as sales of engines and engine parts increased by approximately $5.8 million due to increased oil drilling activity as compared to the first quarter of 2011. Sales of gas compression products and processing and meter run equipment increased by approximately $1.3 million, as we continue to introduce new products to add to our well-site content.
Gross profit within Engineered Components increased approximately $3.6 million to $10.7 million, or 21.5% of sales, in the three months ended March 31, 2012, from $7.0 million, or 19.0% of sales, in the three months ended March 31, 2011. Gross profit increased approximately $2.4 million as a result of the higher sales levels. In addition, both our industrial cylinder and engine businesses increased their gross profit margins compared to the first quarter of 2011. Our industrial cylinder business experienced a more favorable product sales mix, as the growth in sales was mainly in large high pressure cylinders, which have a higher margin than small high pressure cylinders. Our engine business continues to benefit from significant operating leverage, as their sales increased without significant additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $0.8 million to $3.3 million, or 6.6% of sales, in the three months ended March 31, 2012, as compared to $2.5 million, or 6.6% of sales, in the three months ended March 31, 2011, primarily as a result of increased sales commissions and other selling costs incurred in support of our sales growth projects.
Operating profit within Engineered Components increased approximately $3.1 million to $7.7 million, or 15.5% of sales, in the three months ended March 31, 2012, as compared to operating profit of $4.7 million, or 12.6% of sales, in the three months ended March 31, 2011, primarily due to the higher sales levels between years, a more favorable product sales mix within our industrial cylinder business and higher operating leverage, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific.    Net sales increased approximately $8.4 million, or 42.4%, to $28.2 million in the three months ended March 31, 2012, as compared to $19.8 million in the three months ended March 31, 2011. Net sales were favorably impacted by approximately $0.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales increased approximately $7.6 million. Of this increase, approximately $3.7 million was due to new business awards in Thailand and $1.1 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. The economy in this region began to stabilize during the second half of 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout the first six months of 2011. The first quarter of 2012 has also been aided by improved consumer spending and increased vehicle availability.
Cequent Asia Pacific's gross profit increased approximately $1.1 million to $6.3 million, or 22.4% of sales, in the three months ended March 31, 2012, from approximately $5.2 million, or 26.4% of sales, in the three months ended March 31, 2011, primarily due to higher sales levels. However, gross profit margins declined due to approximately $0.7 million of manufacturing inefficiencies and duplicate costs incurred directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, which is expected to be completed by mid 2012, and as a result of a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.6 million to $3.3 million, or 11.6% of sales, in the three months ended March 31, 2012, as compared to $2.7 million, or 13.6% of sales, in the three months ended March 31, 2011, primarily in support of our growth initiatives, including the normal operating selling, general and administrative costs related to BTM. However, selling, general and administrative expenses declined by 200 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent Asia Pacific's operating profit increased approximately $0.5 million to approximately $3.0 million, or 10.8% of sales, in the three months ended March 31, 2012 as compared to $2.5 million, or 12.8% of net sales, in the three months ended March 31, 2011, primarily as a result of higher sales levels, which were partially offset by a less favorable product sales mix, costs and manufacturing inefficiencies incurred related to the move to a new manufacturing facility and higher selling, general and administrative expenses in support of our sales growth initiatives.

Cequent North America.    Net sales decreased approximately $1.5 million, or (1.5)%, to $96.9 million in the three months ended March 31, 2012, as compared to $98.4 million in the three months ended March 31, 2011, primarily due to a year-over-year decrease within our retail channel. Sales in our retail channel decreased approximately $1.5 million in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a one-time stocking order of approximately $4.5 million for a significant customer in the first quarter of 2011 that did not recur in 2012, which was partially offset by market share gains at certain of our existing customers to whom we now provide additional products. During the first quarter of 2011, the auto OE, aftermarket, industrial and international channels combined for an increase in sales of approximately $12.5 million. When compared to the first quarter of 2011, these channels were essentially flat during the first quarter of 2012, maintaining the market share gains made in 2011 despite the current uncertain economic environment and consumer demand.
Cequent North America's gross profit decreased approximately $0.9 million to $22.4 million, or 23.2% of sales, in the three months ended March 31, 2012, from approximately $23.3 million, or 23.7% of sales, in the three months ended March 31, 2011. Of this decrease, approximately $1.0 million is directly related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto. In addition, approximately $0.4 million of the decrease was due to lower sales levels within our retail channel. These reductions in gross profit were partially offset by continued productivity and low-cost sourcing initiatives.
Selling, general and administrative expenses increased approximately $1.7 million to $18.3 million, or 18.9% of sales, in the three months ended March 31, 2012, as compared to $16.6 million, or 16.9% of sales, in the three months ended March 31, 2011, primarily as a result of new sales promotions and advertising and higher employee and attorney costs.
Cequent North America's operating profit decreased approximately $2.5 million to $4.2 million, or 4.3% of sales, in the three months ended March 31, 2012 as compared to $6.7 million, or 6.8% of net sales, in the three months ended March 31, 2011, primarily due to lower sales levels, costs related to the expansion of manufacturing capacity in our facilities in lower cost countries and move of certain production thereto and higher selling, general and administrative expenses.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended March 31,
	2012	2011
	(in millions)
Corporate operating expenses	$3.1	$2.5
Employee costs and related benefits	4.2	3.9
Corporate expenses	$7.3	$6.4
Corporate expenses increased approximately $0.9 million to $7.3 million for the three months ended March 31, 2012, from $6.4 million for the three months ended March 31, 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits, primarily due to bringing certain tax and legal-related functions in-house rather than outsourcing.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There was no income from discontinued operations, net of income taxes, for the three months ended March 31, 2012, as compared to $1.1 million for the three months ended March 31, 2011. See Note 2, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities for the three months ended March 31, 2012 and 2011 was approximately $39.4 million and $27.0 million, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the three months ended March 31, 2012, the Company generated $25.5 million of cash, based on the reported net income of $12.3 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. For the three months ended March 31, 2011, the Company generated $32.3 million in cash flows based on the reported net income of $11.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $33.3 million and $41.7 million for the three month periods ended March 31, 2012 and 2011, respectively. The difference in changes between periods is due primarily to the timing of sales within the quarter as compared to the previous quarter end. Our days sales outstanding of receivables were consistent in the mid 50's as of March 31, 2012 and 2011.

•
For the three months ended March 31, 2012 and 2011, we used approximately $15.0 million and $2.8 million, respectively, of cash for investment in our inventories to support our increased sales levels and to capture additional market share where other competitors are unable to fill customer orders on a timely basis.

•
For the three months ended March 31, 2012 and 2011, accounts payable and accrued liabilities resulted in a net use of cash of approximately $15.6 million and $11.6 million, respectively. The increase in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers, as the days of accounts payable on hand remained flat quarter over quarter.

Net cash used for investing activities for the three months ended March 31, 2012 and 2011 was approximately $70.2 million and $6.3 million, respectively. During the first three months of 2012, we paid approximately $59.2 million for business acquisitions, primarily for the acquisition of Arminak in our Packaging reportable segment. We also incurred approximately $11.4 million in capital expenditures, as we have increased our investment in growth and productivity-related capital projects due to the improved economic conditions. During the first three months of 2011, we invested approximately $6.8 million in capital expenditures.
Net cash provided by financing activities was approximately $35.7 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively. The increase between years is primarily due to increased net borrowings on our receivables facility of $24.0 million and $5.7 million on our term loan facility in Australia. In addition, the Company received approximately $5.3 million greater proceeds from the exercise of stock options during the first quarter of 2012 than the first quarter of 2011.
Our Debt and Other Commitments
We are party to a credit agreement consisting of a $125.0 million revolving credit facility and a $225.0 million term loan facility (collectively, the "Credit Agreement"). At March 31, 2012, $223.3 million was outstanding on the term loan and no amount was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $50.0 million in aggregate, against revolving credit facility commitments.
The Credit Agreement also provides for incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, we are also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as we, on a proforma basis, after giving effect to such acquisition, are in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, if, prior to June 22, 2012, we prepay the term loan ($225.0 million) using a new term loan facility with lower interest rate margins, then we will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, we are required to make a prepayment of our term loan facility pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined. At March 31, 2012, $5.0 million was included in current maturities of long-term debt under this provision.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 4.00 to 1.00 for July 1, 2011 to March 31, 2012, 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 2.68 to 1.00 at March 31, 2012. Our permitted interest expense coverage ratio under the Credit Agreement is 2.50 to 1.00 for July 1, 2011 to March 31, 2012, 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 4.58 to 1.00 at March 31, 2012. At March 31, 2012, we were in compliance with our covenants under our Credit Agreement.
The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2012:

		Less:	Add:
	Year Ended December 31, 2011	Three Months Ended March 31, 2011	Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
	(dollars in thousands)
Net income attributable to TriMas Corporation	$60,360	$11,750	$12,490	$61,100
Bank stipulated adjustments:
Net loss attributable to partially-owned subsidiaries	—	—	550	550
Interest expense, net (as defined)	44,480	12,020	10,670	43,130
Income tax expense(1)	33,980	5,090	4,180	33,070
Depreciation and amortization	40,470	9,730	10,260	41,000
Non-cash compensation expense(2)	3,510	860	1,410	4,060
Other non-cash expenses or losses	3,850	450	820	4,220
Non-recurring expenses or costs in connection with acquisition integration(3)	350	90	40	300
Debt extinguishment costs(4)	3,970	—	—	3,970
Non-recurring expenses or costs for cost saving projects	220	—	1,480	1,700
Negative EBITDA from discontinued operations(5)	1,840	—	—	1,840
Permitted dispositions(6)	(8,370)	(2,220)	—	(6,150)
Permitted acquisitions(7)	1,860	1,060	(70)	730
Consolidated Bank EBITDA, as defined	$186,520	$38,830	$41,830	$189,520

	March 31, 2012
	(dollars in thousands)
Total long-term debt(8)	$484,610
Aggregate funding under the receivables securitization facility	24,000
Total Consolidated Indebtedness, as defined	$508,610
Consolidated Bank EBITDA, as defined	$189,520
Actual leverage ratio	2.68	x
Covenant requirement	4.00	x

	Year Ended December 31, 2011	Less: Three Months Ended March 31, 2011	Add: Three Months Ended March 31, 2012	Twelve Months Ended March 31, 2012
	(dollars in thousands)
Interest expense, net (as reported)	$44,480	$12,020	$10,670	$43,130
Bank stipulated adjustments:
Interest income	(420)	(70)	(110)	(460)
Non-cash amounts attributable to amortization of financing costs	(2,910)	(750)	(910)	(3,070)
Pro forma adjustment for acquisitions and dispositions	2,050	710	400	1,740
Total Consolidated Cash Interest Expense, as defined	$43,200	$11,910	$10,050	$41,340

	March 31, 2012
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$189,520
Total Consolidated Cash Interest Expense, as defined	41,340
Actual interest expense ratio	4.58	x
Covenant requirement	2.50	x
______________________

(1)	Amount includes tax expense associated with discontinued operations.

(2)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	Not to exceed $10.0 million in any fiscal year.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $9.5 million of acquisition deferred purchase price.

In addition to our U.S. bank debt, in Australia, we are party to a debt agreement which matures on May 31, 2012. At March 31, 2012, the balance outstanding under this agreement was approximately $5.7 million at an interest rate of 6.2%. Borrowings under this arrangement are secured by substantially all the assets of the Australia business, which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at March 31, 2012.
Another important source of liquidity is our $90.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We had $24.0 million outstanding under the facility as of March 31, 2012 and had $48.6 million available but not utilized. We had no amounts outstanding under the facility as of December 31, 2011 and $57.6 million available but not utilized.

At March 31, 2012 and December 31, 2011, we had no amounts outstanding under our revolving credit facility and had an additional $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $150.3 million and $158.8 million, respectively, of borrowing capacity available for general corporate purposes.
Our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.3 million in letters of credit outstanding related thereto, is approximately $101.7 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $70 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first three months of 2012 approximated $43.4 million, compared to the weighted average daily amounts outstanding during the first three months of 2011 of $44.1 million. During the three months ended 2012, we used approximately $63.8 million more cash on capital investment into our businesses as compared to the first three months of 2011, primarily for the acquisition of Arminak & Associates, utilizing the cash received from the sale of our precision tool cutting and specialty fittings businesses in December 2011 plus additional cash on hand and borrowings on the accounts receivable facility. Generally, we use available liquidity under our revolving credit and accounts receivable facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $150.3 million at March 31, 2012, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to the accompanying consolidated financial statements. In March 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of our term loan facility. The swap agreement fixes the LIBOR-based variable portion of the interest rate at 1.80% and expires on June 23, 2016.
At March 31, 2012, 1-Month LIBOR and 3-Month LIBOR approximated 0.24% and 0.47%, respectively. Based on our variable rate-based borrowings outstanding at March 31, 2012, a 1% increase in 3-Month LIBOR would increase our interest expense by approximately $0.2 million annually, considering our Credit Agreement term loan is subject to a 1.25% LIBOR-floor, and a 1% increase in 1-Month LIBOR would not impact our current effective interest rate on this portion of our debt, as the resulting rate would remain below the 1.25% floor.
Principal payments required under our Credit Agreement term loan are: $5.0 million within 95 days of December 31, 2011, or earlier, as defined in the Credit Agreement, under the aforementioned excess cash flow seep provision, $0.6 million due each calendar quarter through March 31, 2017, and $207.1 million due on June 21, 2017.
We also have $250.0 million (face value) 9 3/4% senior secured notes ("Senior Notes") outstanding at March 31, 2012, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.

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
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $18.9 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On August 24, 2011, Standard & Poor's upgraded our outlook to positive and affirmed our credit facilities, senior secured notes, and corporate credit ratings of BB, B-, and B+, respectively. On June 3, 2011, Moody's assigned a Ba2 rating to our senior secured credit facilities, and affirmed our corporate family rating at B1 and our outlook as positive; our ratings on our senior secured notes remained at B2. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion, primarily within our Packaging, Energy and Engineered Components reportable segments. We also have benefited from further economic recovery, experienced significant market share gains in many of our reportable segments and continued to develop and introduce new products to our markets. Given these successful sales growth initiatives, we strategically increased our investments in inventory levels and capital projects in certain of our businesses to capture additional market share and expand upon our existing growth and productivity initiatives. While this has helped to significantly increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, particularly within Packaging due to the Innovative and Arminak acquisitions, which have lower historical margins than our legacy Packaging business plus we have incurred significant diligence and purchase accounting costs, in Energy, where we make pricing decisions to penetrate new markets and do not yet have volume leverage and in the Cequent businesses, which are involved in footprint consolidation projects that are a drag on margins until complete.
While additional acquisitions and branch expansions may put further short-term pressure on profit margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of lowering our fixed cost structure with the footprint consolidation projects within the Cequent businesses. We also have the capacity to fulfill yet higher net sales levels without incurring significant incremental fixed costs.
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
Impact of New Accounting Standards
See Note 14, "New Accounting Pronouncements," included in Item 1, "Notes to Consolidated Financial Statements," within this Form 10-Q.

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
During the quarter ended March 31, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2011 Annual Report on Form 10-K.
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
Evaluation of disclosure controls and procedures
As of March 31, 2012, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2011 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(l)
Purchase Agreement, made and entered into as of February 24, 2012, by and among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian and Arminak & Associates, LLC.

3.1(e)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2 (i)	Second Amended and Restated By‑laws of TriMas Corporation.
4.1(a)
Indenture relating to the 9 7/8% senior subordinated notes, dated as of June 6, 2002, by and among TriMas Corporation, each of the Guarantors named therein and The Bank of New York as Trustee, (including Form of Note as Exhibit).

4.2(b)	Supplemental Indenture dated as of March 4, 2003.
4.3(c)	Second Supplemental Indenture dated as of May 9, 2003.
4.4(d)	Third Supplemental Indenture dated as of August 6, 2003.
4.5(f)	Fourth Supplemental Indenture dated as of February 28, 2008.
4.6(h)	Fifth Supplemental Indenture dated as of January 26, 2009.
4.7(g)	Sixth Supplemental Indenture, dated as of December 29, 2009.
4.8(g)
Indenture relating to the 9 ¾ % senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1(j)	Amendment dated January 13, 2012 to the Credit Agreement dated as of June 21, 2011.
10.2	Interest Rate Swap Transaction Letter Agreement between JPMorgan Chase Bank, N.A. and TriMas Company LLC effective as of April 23, 2012.
10.3(k)	Form of Performance Unit Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan
10.4(k)	Form of Performance Unit Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan
10.5(k)	Form of Performance Stock Unit Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan
10.6(k)	Form of Restricted Share Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan
10.7(k)	Form of Restricted Stock Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan
10.8(k)	Form of Restricted Stock Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan
10.9(k)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2002 Long Term Equity Incentive Plan
10.10(k)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2006 Long Term Equity Incentive Plan
10.11(k)	Form of Performance Stock Unit Agreement - 2012 Transitional LTI - under the 2011 Omnibus Incentive Compensation Plan
10.12(l)
Second Amended and Restated Limited Liability Company Agreement of Arminak & Associates, LLC, made as of February 24, 2012, by and among Arminak & Associates, LLC, HRA Holding Corporation, NC Holding, LLC and Rieke-Arminak Corp.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed March 31, 2003 (File No. 333-100351).
(c)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(d)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 14, 2003 (File No. 333-100351).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q, filed on August 3, 2007 (File No. 333-100351).
(f)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 13, 2008 (File No. 001-10716).
(g)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(h)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(i)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(j)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 19, 2012 (File No. 001-10716).
(k)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 22, 2012 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 28, 2012 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	April 26, 2012	By:	A. Mark Zeffiro Chief Financial Officer