Form 10-Q
period 2012-06-30
TRIMAS CORP
filed 2012-07-30
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2012, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 39,282,647 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,280	$88,920
Receivables, net of reserves of approximately $3.8 million as of June 30, 2012 and December 31, 2011	186,720	135,610
Inventories	214,030	178,030
Deferred income taxes	18,510	18,510
Prepaid expenses and other current assets	11,550	10,620
Total current assets	460,090	431,690
Property and equipment, net	173,210	159,210
Goodwill	249,670	215,360
Other intangibles, net	196,570	155,670
Other assets	22,030	24,610
Total assets	$1,101,570	$986,540
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$8,360	$7,290
Accounts payable	169,670	146,930
Accrued liabilities	67,670	70,140
Total current liabilities	245,700	224,360
Long-term debt	412,460	462,610
Deferred income taxes	64,650	64,780
Other long-term liabilities	62,050	61,000
Total liabilities	784,860	812,750
Redeemable noncontrolling interests	25,490	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 39,282,647 shares at June 30, 2012 and 34,613,607 shares at December 31, 2011	390	350
Paid-in capital	627,920	538,610
Accumulated deficit	(375,600)	(404,750)
Accumulated other comprehensive income	38,510	39,580
Total shareholders' equity	291,220	173,790
Total liabilities and shareholders' equity	$1,101,570	$986,540

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$338,430	$288,090	$636,000	$546,650
Cost of sales	(242,540)	(199,800)	(461,200)	(386,540)
Gross profit	95,890	88,290	174,800	160,110
Selling, general and administrative expenses	(52,710)	(47,470)	(103,180)	(91,010)
Net gain (loss) on dispositions of property and equipment	20	(40)	320	30
Operating profit	43,200	40,780	71,940	69,130
Other expense, net:
Interest expense	(10,300)	(11,620)	(20,970)	(23,640)
Debt extinguishment costs	(6,560)	(3,970)	(6,560)	(3,970)
Other expense, net	(910)	(550)	(2,550)	(1,710)
Other expense, net	(17,770)	(16,140)	(30,080)	(29,320)
Income from continuing operations before income tax expense	25,430	24,640	41,860	39,810
Income tax expense	(8,260)	(8,630)	(12,440)	(13,110)
Income from continuing operations	17,170	16,010	29,420	26,700
Income from discontinued operations, net of income tax expense	—	1,080	—	2,140
Net income	17,170	17,090	29,420	28,840
Less: Net income attributable to noncontrolling interests	510	—	270	—
Net income attributable to TriMas Corporation	$16,660	$17,090	$29,150	$28,840
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.45	$0.47	$0.81	$0.79
Discontinued operations	—	0.03	—	0.06
Net income per share	$0.45	$0.50	$0.81	$0.85
Weighted average common shares—basic	37,345,026	34,215,734	35,968,646	34,064,787
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.44	$0.46	$0.80	$0.77
Discontinued operations	—	0.03	—	0.06
Net income per share	$0.44	$0.49	$0.80	$0.83
Weighted average common shares—diluted	37,694,221	34,769,576	36,421,387	34,667,459

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$17,170	$17,090	$29,420	$28,840
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $60 thousand and $30 thousand, and $110 thousand and $60 thousand for the three and six months ended June 30, 2012 and 2011, respectively) (Note 14)	90	60	210	110
Foreign currency translation	(4,870)	2,510	(360)	7,350
Net changes in unrealized loss on derivative instruments (net of tax of $0.3 million and $0.1 million, and $0.6 million and $0.1 million for the three and six months ended June 30, 2012 and 2011, respectively) (Note 9)	(510)	80	(920)	230
Total other comprehensive income (loss)	(5,290)	2,650	(1,070)	7,690
Total comprehensive income	11,880	19,740	28,350	36,530
Less: Net income attributable to noncontrolling interests	510	—	270	—
Total comprehensive income attributable to TriMas Corporation	$11,370	$19,740	$28,080	$36,530

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$29,420	$28,840
Adjustments to reconcile net income to net cash used for operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(320)	(20)
Depreciation	12,690	12,620
Amortization of intangible assets	9,180	7,040
Amortization of debt issue costs	1,600	1,510
Deferred income taxes	200	10,930
Debt extinguishment costs	6,560	3,970
Non-cash compensation expense	3,510	1,660
Excess tax benefits from stock based compensation	(2,130)	(3,800)
Increase in receivables	(41,630)	(52,050)
Increase in inventories	(31,270)	(13,190)
Increase in prepaid expenses and other assets	(1,740)	(3,900)
Increase (decrease) in accounts payable and accrued liabilities	8,470	(160)
Other, net	580	1,890
Net cash used for operating activities, net of acquisition impact	(4,880)	(4,660)
Cash Flows from Investing Activities:
Capital expenditures	(26,640)	(14,020)
Acquisition of businesses, net of cash acquired	(61,820)	—
Net proceeds from disposition of assets	2,770	1,660
Net cash used for investing activities	(85,690)	(12,360)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	79,040	—
Proceeds from borrowings on term loan facilities	69,530	226,520
Repayments of borrowings on term loan facilities	(69,150)	(248,950)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	412,900	303,520
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(412,900)	(297,600)
Retirement of 9¾% senior secured notes	(50,000)	—
Senior secured notes redemption premium and debt financing fees	(4,880)	(6,570)
Distributions to noncontrolling interests	(410)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	(830)
Proceeds from exercise of stock options	5,660	830
Excess tax benefits from stock based compensation	2,130	3,800
Net cash provided by (used for) financing activities	30,930	(19,280)
Cash and Cash Equivalents:
Decrease for the period	(59,640)	(36,300)
At beginning of period	88,920	46,370
At end of period	$29,280	$10,070
Supplemental disclosure of cash flow information:
Cash paid for interest	$17,790	$22,710
Cash paid for taxes	$13,840	$9,140

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2012
(Unaudited—dollars in thousands)

	TriMas Corporation
	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	29,150	—	29,150
Other comprehensive income	—	—	—	(1,070)	(1,070)
Net proceeds from equity offering of common stock (Note 2)	40	79,000	—	—	79,040
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	5,660	—	—	5,660
Excess tax benefits from stock based compensation	—	2,130	—	—	2,130
Non-cash compensation expense	—	3,510	—	—	3,510
Balances, June 30, 2012	$390	$627,920	$(375,600)	$38,510	$291,220

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America. See Note 11, "Segment Information," for further information on each of the Company's reportable segments.
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
2. Equity Offering
In May 2012, the Company issued 4,000,000 shares of its common stock via a public offering at a price of $20.75 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of $4.0 million, totaled approximately $79.0 million. Approximately $54.9 million of the net proceeds were utilized to partially redeem $50.0 million aggregate principal of the Company's 9¾% senior secured notes due 2017 ("Senior Notes"). The remaining proceeds were to be used for general corporate purposes, including future acquisitions, capital expenditures and working capital requirements. See Note 8, "Long-term Debt," for further information on the Company's partial redemption of its Senior Notes.
3. Discontinued Operations and Assets Held for Sale
During the third quarter of 2011, the Company committed to a plan to exit its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The businesses were sold in December 2011 for cash proceeds of $36.4 million and a note receivable of $2.2 million, which was collected during the second quarter of 2012, resulting in a pre-tax gain on sale of approximately $10.3 million. The purchase agreement also includes up to $2.5 million of additional contingent consideration, based on achievement of certain levels of future financial performance in 2012 and 2013.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net sales	$—	$11,630	$—	$22,740
Income from discontinued operations before income tax expense	$—	$1,720	$—	$3,400
Income tax expense	—	(640)	—	(1,260)
Income from discontinued operations, net of income tax expense	$—	$1,080	$—	$2,140

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Acquisitions
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
Each reporting period, the Company adjusts the carrying amount of the noncontrolling interest to the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of Arminak's net income or loss and its share of comprehensive income or loss and dividends and (2) the redemption value as determined by the specified multiple of earnings, as defined. This method views the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interest. If the fair value of the redeemable noncontrolling interest is less than the redemption value, there may be a charge to earnings per share attributable to TriMas Corporation. At June 30, 2012, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value.
Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Six months ended June 30, 2012
(dollars in thousands)
Beginning balance, February 24, 2012	$25,630
Distributions to noncontrolling interests	(410)
Net income attributable to noncontrolling interests	270
Ending balance, June 30, 2012	$25,490

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
Recognized amounts of identifiable assets acquired and liabilities assumed (b)
Receivables	$8,990
Inventories	4,390
Intangible assets other than goodwill (c)	48,400
Other assets	2,450
Accounts payable and accrued liabilities	(4,240)
Long-term liabilities	(1,610)
Total identifiable net assets	58,380
Redeemable noncontrolling interest	(25,630)
Goodwill (d)	34,600
$67,350
__________________________
(a) The contingent consideration represented the Company's best estimate, based on its review, at the time of purchase, of the underlying potential obligations estimated at a range of $8 million to $9 million, of certain Seller tax-related liabilities for which the Company has indemnified the Sellers as part of the purchase agreement. During the second quarter of 2012, the Company paid $2.6 million of additional purchase price related to the contingent consideration. The remaining liability range of $5.4 million to $6.4 million continues represents the Company's best estimate of the remaining potential obligation at June 30, 2012.
(b) These amounts represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures, which may result in further adjustments to the values presented above.
(c) Consists of $33.0 million of customer relationships with an estimated 10 year useful life, $7.9 million of trademarks/trade names with an indefinite useful life and $7.5 million of technology and other intangible assets with an estimated 8 year useful life.
(d) All of the preliminary goodwill was assigned to the Company's Packaging reportable segment and is expected to be deductible for tax purposes.
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and net income of Arminak included in the accompanying consolidated statement of operations are summarized as follows:

	Three months ended June 30, 2012	Six months ended June 30, 2012
	(dollars in thousands)
Net sales	$16,000	$21,360
Net income	$1,680	$900

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2011. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2011:

	Pro forma Combined (a)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net sales	$338,430	$302,490	$644,030	$572,230
Net income attributable to TriMas Corporation	$16,660	$17,290	$31,120	$26,040
___________________________
(a) The supplemental pro forma results reflect certain adjustments, such as adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets.
Total acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $0.3 million were incurred during the fourth quarter of 2011 and $1.0 million were incurred during the first quarter of 2012. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations.
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2012 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent North America	Total
	(dollars in thousands)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360
Goodwill from acquisitions	34,600	—	—	—	—	—	34,600
Foreign currency translation	(280)	(10)	—	—	—	—	(290)
Balance, June 30, 2012	$156,650	$48,710	$41,130	$3,180	$—	$—	$249,670

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2012 and December 31, 2011 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2012		As of December 31, 2011
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$71,380	$(26,150)	$37,400	$(23,410)
Customer relationships, 15 – 25 years	154,610	(81,850)	154,610	(77,730)
Total customer relationships	225,990	(108,000)	192,010	(101,140)
Technology and other, 1 – 15 years	36,740	(24,810)	29,360	(23,710)
Technology and other, 17 – 30 years	43,740	(21,960)	43,640	(20,860)
Total technology and other	80,480	(46,770)	73,000	(44,570)
Indefinite-lived intangible assets:
Trademark/Trade names	44,870	—	36,370	—
Total other intangible assets	$351,340	$(154,770)	$301,380	$(145,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Technology and other, included in cost of sales	$1,270	$830	$2,340	$1,640
Customer relationships, included in selling, general and administrative expenses	3,710	2,700	6,840	5,400
Total amortization expense	$4,980	$3,530	$9,180	$7,040
6. Inventories
Inventories consist of the following components:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Finished goods	$145,550	$119,020
Work in process	25,860	21,730
Raw materials	42,620	37,280
Total inventories	$214,030	$178,030

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

7. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
Land and land improvements	$5,660	$5,740
Buildings	53,000	51,480
Machinery and equipment	317,970	291,960
	376,630	349,180
Less: Accumulated depreciation	203,420	189,970
Property and equipment, net	$173,210	$159,210
Depreciation expense as included in the accompanying consolidated statement of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Depreciation expense, included in cost of sales	$5,380	$5,100	$11,020	$10,050
Depreciation expense, included in selling, general and administrative expense	860	730	1,670	1,460
Total depreciation expense	$6,240	$5,830	$12,690	$11,510
8. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(dollars in thousands)
U.S. bank debt and receivables facility	$217,750	$223,870
Non-U.S. bank debt and other	6,150	140
9¾% senior secured notes, due December 2017	196,920	245,890
	420,820	469,900
Less: Current maturities, long-term debt	8,360	7,290
Long-term debt	$412,460	$462,610
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
Under the Credit Agreement, the Company may be required to prepay a portion of its term loan under an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. In April 2012, the Company prepaid $5.0 million of term loan principal under this provision. The Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2012 and December 31, 2011, the Company had letters of credit of approximately $23.3 million and $23.9 million, respectively, issued and outstanding.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2012 and December 31, 2011, the Company had no amounts outstanding under its revolving credit facilities and had $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $191.7 million and $158.8 million, respectively, of borrowing capacity available to it for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its subsidiaries. Although the terms of the Credit Agreement do not restrict the Company's subsidiaries from making distributions to it in respect of its 9¾% Senior Notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The restricted net assets of the guarantor subsidiaries of approximately $484.3 million and $412.8 million at June 30, 2012 and December 31, 2011, respectively, are presented in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at June 30, 2012.
During the second quarter of 2011, the Company incurred $6.6 million in fees to complete the refinance of its U.S. bank debt, of which $4.2 million was capitalized as deferred financing fees and $2.4 million was recorded as debt extinguishment costs in the accompanying statement of operations. In addition, the Company also recorded debt extinguishment costs of $1.6 million related to deferred financing fees associated with the previous credit agreement.
The Company's term loan facility traded at approximately 99.3% and 99.0% of par value as of June 30, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At June 30, 2012, the balance outstanding under this agreement was approximately $6.0 million at an average interest rate of 5.5%. At December 31, 2011, the Company's Australian subsidiary had no amounts outstanding under this debt agreement.
Notes
In June 2012, the Company completed a partial redemption of its Senior Notes using cash proceeds from its May 2012 equity offering, paying approximately $54.9 million to redeem $50.0 million in aggregate principal at a redemption price equal to 109.750% of the principal amount. In connection with this partial redemption, the Company also incurred non-cash debt extinguishment costs of approximately $1.7 million. See Note 2, "Equity Offering," for further information on the Company's equity offering.
The Company's Senior Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Agreement. At June 30, 2012, the Company was in compliance with all such covenant requirements.
The Company's Senior Notes traded at approximately 110.0% and 108.5% of par value as of June 30, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.50% and 3.25% as of June 30, 2012 and 2011, respectively, and a fee on the unused portion of the facility of 0.45% and 0.50% as of June 30, 2012 and 2011, respectively.
The Company did not have any amounts outstanding under the facility as of June 30, 2012 or December 31, 2011, but had $90.0 million and $57.6 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.2 million and $0.5 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on September 15, 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of June 30, 2012, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.7%.
9. Derivative Instruments
In March 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of its term loan facility. The swap agreement fixes the LIBOR-based variable portion of the interest rate at 1.80% and expires on June 23, 2016. The Company has designated the swap agreement as a cash flow hedge.
In addition, the Company was party to a $125.0 million notional amount interest rate swap which expired in July 2011 and a second interest rate swap with a notional amount of $75.0 million which expired in the first quarter of 2011. Both of these swaps were associated with the Company's previous term loan facility, but during 2011 neither was designated as a hedging instrument. During 2011, a loss of $10 thousand was recognized in interest expense.
As of June 30, 2012 and December 31, 2011, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$—	$—	$550	$—
Interest rate swap	Other long-term liabilities	—	—	850	—
Total derivatives designated as hedging instruments		$—	$—	$1,400	$—
The effect of interest rate swaps on the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2012	As of December 31, 2011	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2012	2011	2012	2011
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(860)	$—	Interest expense	$(110)	$(120)	$(110)	$(360)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Valuations of the interest rate swap were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are shown below.

		June 30, 2012
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,400)	$—	$(1,400)	$—
10. Commitments and Contingencies
Asbestos
As of June 30, 2012, the Company was a party to 1,089 pending cases involving an aggregate of 7,911 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000
Six Months Ended June 30, 2012	8,048	185	310	12	17,858	1,460,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,911 claims pending at June 30, 2012, 77 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.3 to $5.0	$5.0 to $10.0	$10.0+	$0.1 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	54	18	5	47	27	3	54	18	5
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales
Packaging	$70,700	$47,900	$125,010	$91,800
Energy	47,170	42,170	97,760	83,120
Aerospace & Defense	19,330	21,330	37,190	39,830
Engineered Components	52,620	43,860	102,300	80,860
Cequent Asia Pacific	28,550	21,560	56,750	41,370
Cequent North America	120,060	111,270	216,990	209,670
Total	$338,430	$288,090	$636,000	$546,650
Operating Profit (Loss)
Packaging	$16,570	$15,070	$26,460	$26,900
Energy	4,350	5,020	10,740	10,360
Aerospace & Defense	4,820	4,860	9,680	8,580
Engineered Components	8,600	6,620	16,310	11,280
Cequent Asia Pacific	2,010	1,940	5,050	4,470
Cequent North America	15,500	14,380	19,660	21,050
Corporate expenses	(8,650)	(7,110)	(15,960)	(13,510)
Total	$43,200	$40,780	$71,940	$69,130
12. Equity Awards
The Company maintains the following long-term equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "Plans"). See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the first half of 2012. Information related to stock options at June 30, 2012 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,271,149	$13.29
Exercised	(486,763)	11.36
Cancelled	(2,500)	23.00
Expired	(15,308)	20.00
Outstanding at June 30, 2012	766,578	$14.35	4.7	$5,644,432
As of June 30, 2012, 740,292 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the six months ended June 30, 2012 and 2011 was $0.4 million and $0.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During the three months ended June 30, 2012, the Company did not recognize any stock-based compensation expense related to stock options. The Company recognized approximately $0.1 million of stock-based compensation expense related to options during the three months ended June 30, 2011, and approximately $40 thousand and $0.2 million during the six months ended June 30, 2012 and 2011, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
Restricted Shares
During the three months ended June 30, 2012 and March 31, 2012, the Company issued 2,213 and 2,120 shares, respectively, for director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of our directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
The Company also awarded multiple restricted stock grants during the first quarter of 2012. First, the Company granted 19,532 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
Secondly, the Company awarded 60,665 restricted shares of common stock to certain employees during the first quarter of 2012. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term Incentive Compensation Plan ("ICP"), where, beginning in the 2010 plan year, all ICP participants whose target ICP annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year, following the previous plan year.
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
During the first quarter of 2012, the Company also awarded 166,530 restricted shares to certain Company key employees which are solely performance-based grants. Of this award, 60% are earned based on 2012 earnings per share growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. Depending on the performance achieved for these two specific metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 250% of the target award. However, if these performance metrics are not achieved, no award will be earned.
In addition, the Company granted 16,440 restricted shares of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at June 30, 2012 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	332,043	$16.25
Granted	473,564	24.30
Vested	(131,635)	16.20
Cancelled	(818)	24.33
Outstanding at June 30, 2012	673,154	$21.82	2.0	$13,530,395
As of June 30, 2012, there was approximately $9.1 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.7 years.
The Company recognized approximately $2.1 million and $0.7 million of stock based compensation expense related to restricted shares during the three months ended June 30, 2012 and 2011, respectively, and approximately $3.5 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
13. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 152,546 and 114,043 restricted shares for the three months ended June 30, 2012 and 2011, respectively and 205,876 and 106,536 restricted shares for the six months ended June 30, 2012 and 2011, respectively. The calculation of diluted earnings per share also included options to purchase 196,649 and 439,800 shares of common stock for the three months ended June 30, 2012 and 2011, respectively and 246,865 and 496,136 for the six months ended June 30, 2012 and 2011, respectively.
14. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2012 and 2011 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Service costs	$150	$160	$300	$320	$—	$—	$—	$—
Interest costs	400	400	800	800	10	10	20	20
Expected return on plan assets	(420)	(410)	(850)	(810)	—	—	—	—
Amortization of prior service cost	10	10	10	10	(60)	(60)	(130)	(130)
Amortization of net (gain)/loss	260	170	530	350	(20)	(20)	(40)	(40)
Net periodic benefit cost	$400	$330	$790	$670	$(70)	$(70)	$(150)	$(150)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company contributed approximately $0.5 million and $4.5 million to its defined benefit pension plans during the three and six months ended June 30, 2012, respectively. The Company expects to contribute approximately $5.8 million to its defined benefit pension plans for the full year 2012.
15. New Accounting Pronouncements
As of June 30, 2012, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.
16. Subsequent Events
In July 2012, the Company entered into an agreement to acquire a Brazilian business and completed the acquisition of a business located in New Zealand and Australia for approximately $23 million in cash, in aggregate, with additional future payments for the Brazilian business based on post-acquisition operating results. Within its Energy reportable segment, the Company entered into an agreement to acquire CIFAL Industrial e Comercial Ltda ("CIFAL"), a Brazilian manufacturer and supplier of specialty fasteners and stud bolts, primarily to the oil and gas industry. CIFAL generated approximately $9 million in revenue for the twelve months ended June 30, 2012. Within its Cequent Asia Pacific reportable segment, the Company acquired Trail Com Limited ("Trail Com"). Trail Com, with locations in New Zealand and Australia, is a distributor of towing accessories and trailer components. Trail Com generated approximately $12 million in revenue for the twelve months ended June 30, 2012.

17. Supplemental Guarantor Condensed Consolidating Financial Information
Under an indenture dated December 29, 2009, TriMas Corporation, the parent company ("Parent"), issued 9¾% senior secured notes due 2017 ("Senior Notes") in a total principal amount of $250.0 million (face value). The outstanding Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries”). The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Senior Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Agreement.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	June 30, 2012
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$8,980	$20,300	$—	$29,280
Trade receivables, net	—	154,820	31,900	—	186,720
Receivables, intercompany	—	2,170	—	(2,170)	—
Inventories	—	179,490	34,540	—	214,030
Deferred income taxes	—	17,540	970	—	18,510
Prepaid expenses and other current assets	—	9,140	2,410	—	11,550
Total current assets	—	372,140	90,120	(2,170)	460,090
Investments in subsidiaries	484,290	144,610	—	(628,900)	—
Property and equipment, net	—	112,450	60,760	—	173,210
Goodwill	—	203,900	45,770	—	249,670
Intangibles and other assets	4,700	208,870	6,130	(1,100)	218,600
Total assets	$488,990	$1,041,970	$202,780	$(632,170)	$1,101,570
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,320	$6,040	$—	$8,360
Accounts payable, trade	—	138,150	31,520	—	169,670
Accounts payable, intercompany	—	—	2,170	(2,170)	—
Accrued liabilities	850	56,580	10,240	—	67,670
Total current liabilities	850	197,050	49,970	(2,170)	245,700
Long-term debt	196,920	215,540	—	—	412,460
Deferred income taxes	—	60,530	5,220	(1,100)	64,650
Other long-term liabilities	—	59,070	2,980	—	62,050
Total liabilities	197,770	532,190	58,170	(3,270)	784,860
Redeemable noncontrolling interest	—	25,490	—	—	25,490
Total shareholders' equity	291,220	484,290	144,610	(628,900)	291,220
Total liabilities and shareholders' equity	$488,990	$1,041,970	$202,780	$(632,170)	$1,101,570

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$288,070	$66,450	$(16,090)	$338,430
Cost of sales	—	(207,690)	(50,940)	16,090	(242,540)
Gross profit	—	80,380	15,510	—	95,890
Selling, general and administrative expenses	—	(44,910)	(7,800)	—	(52,710)
Gain on dispositions of property and equipment	—	10	10	—	20
Operating profit	—	35,480	7,720	—	43,200
Other expense, net:
Interest expense	(6,200)	(3,660)	(440)	—	(10,300)
Debt extinguishment costs	(6,560)	—	—	—	(6,560)
Other, net	—	(590)	(320)	—	(910)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(12,760)	31,230	6,960	—	25,430
Income tax (expense) benefit	4,480	(11,150)	(1,590)	—	(8,260)
Equity in net income of subsidiaries	25,450	5,370	—	(30,820)	—
Net income	17,170	25,450	5,370	(30,820)	17,170
Less: Net income attributable to noncontrolling interests	—	510	—	—	510
Net income attributable to TriMas Corporation	$17,170	$24,940	$5,370	$(30,820)	$16,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$240,790	$59,410	$(12,110)	$288,090
Cost of sales	—	(168,380)	(43,530)	12,110	(199,800)
Gross profit	—	72,410	15,880	—	88,290
Selling, general and administrative expenses	—	(39,790)	(7,680)	—	(47,470)
Gain (loss) on dispositions of property and equipment	—	(60)	20	—	(40)
Operating profit	—	32,560	8,220	—	40,780
Other income (expense), net:
Interest expense	(6,410)	(4,600)	(610)	—	(11,620)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(1,840)	1,290	—	(550)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,410)	22,150	8,900	—	24,640
Income tax (expense) benefit	2,240	(8,840)	(2,030)	—	(8,630)
Equity in net income of subsidiaries	21,260	6,870	—	(28,130)	—
Income from continuing operations	17,090	20,180	6,870	(28,130)	16,010
Income from discontinued operations, net of income taxes	—	1,080	—	—	1,080
Net income	$17,090	$21,260	$6,870	$(28,130)	$17,090

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$537,430	$127,650	$(29,080)	$636,000
Cost of sales	—	(391,580)	(98,700)	29,080	(461,200)
Gross profit	—	145,850	28,950	—	174,800
Selling, general and administrative expenses	—	(87,130)	(16,050)	—	(103,180)
Gain on dispositions of property and equipment	—	320	—	—	320
Operating profit	—	59,040	12,900	—	71,940
Other income (expense), net:
Interest expense	(12,610)	(7,510)	(850)	—	(20,970)
Debt extinguishment costs	(6,560)	—	—	—	(6,560)
Other, net	—	(3,630)	1,080	—	(2,550)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(19,170)	47,900	13,130	—	41,860
Income tax (expense) benefit	6,710	(16,100)	(3,050)	—	(12,440)
Equity in net income of subsidiaries	41,880	10,080	—	(51,960)	—
Net income	29,420	41,880	10,080	(51,960)	29,420
Less: Net income attributable to noncontrolling interests	—	270	—	—	270
Net income attributable to TriMas Corporation	$29,420	$41,610	$10,080	$(51,960)	$29,150

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$457,740	$111,090	$(22,180)	$546,650
Cost of sales	—	(326,280)	(82,440)	22,180	(386,540)
Gross profit	—	131,460	28,650	—	160,110
Selling, general and administrative expenses	—	(75,810)	(15,200)	—	(91,010)
Gain on dispositions of property and equipment	—	10	20	—	30
Operating profit	—	55,660	13,470	—	69,130
Other income (expense), net:
Interest expense	(12,830)	(9,660)	(1,150)	—	(23,640)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(4,410)	2,700	—	(1,710)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(12,830)	37,620	15,020	—	39,810
Income tax (expense) benefit	4,490	(12,480)	(5,120)	—	(13,110)
Equity in net income of subsidiaries	37,180	9,900	—	(47,080)	—
Income from continuing operations	28,840	35,040	9,900	(47,080)	26,700
Income from discontinued operations, net of income taxes	—	2,140	—	—	2,140
Net income	$28,840	$37,180	$9,900	$(47,080)	$28,840

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Comprehensive Income
(dollars in thousands)

	Three Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$17,170	$25,450	$5,370	$(30,820)	$17,170
Other comprehensive income:
Amortization of defined benefit plan deferred losses, net of tax	—	60	30	—	90
Foreign currency translation	—	—	(4,870)	—	(4,870)
Net changes in unrealized loss on derivative instruments, net of tax	—	(450)	(60)	—	(510)
Total other comprehensive loss	—	(390)	(4,900)	—	(5,290)
Total comprehensive income	17,170	25,060	470	(30,820)	11,880
Less: Net income attributable to noncontrolling interests	—	510	—	—	510
Total comprehensive income attributable to TriMas Corporation	$17,170	$24,550	$470	$(30,820)	$11,370

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$17,090	$21,260	$6,870	$(28,130)	$17,090
Other comprehensive income:
Amortization of defined benefit plan deferred losses, net of tax	—	30	30	—	60
Foreign currency translation	—	—	2,510	—	2,510
Net changes in unrealized loss on derivative instruments, net of tax	—	80	—	—	80
Total other comprehensive income	—	110	2,540	—	2,650
Total comprehensive income	$17,090	$21,370	$9,410	$(28,130)	$19,740

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Comprehensive Income
(dollars in thousands)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$29,420	$41,880	$10,080	$(51,960)	$29,420
Other comprehensive income
Amortization of defined benefit plan deferred losses, net of tax	—	120	90	—	210
Foreign currency translation	—	—	(360)	—	(360)
Net changes in unrealized loss on derivative instruments, net of tax	—	(860)	(60)	—	(920)
Total other comprehensive loss	—	(740)	(330)	—	(1,070)
Total comprehensive income	29,420	41,140	9,750	(51,960)	28,350
Less: Net income attributable to noncontrolling interests	—	270	—	—	270
Total comprehensive income attributable to TriMas Corporation	$29,420	$40,870	$9,750	$(51,960)	$28,080

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$28,840	$37,180	$9,900	$(47,080)	$28,840
Other comprehensive income
Amortization of defined benefit plan deferred losses, net of tax	—	60	50	—	110
Foreign currency translation	—	—	7,350	—	7,350
Net changes in unrealized loss on derivative instruments, net of tax	—	230	—	—	230
Total other comprehensive income	—	290	7,400	—	7,690
Total comprehensive income	$28,840	$37,470	$17,300	$(47,080)	$36,530

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(41,000)	$23,810	$12,310	$—	(4,880)
Cash Flows from Investing Activities:
Capital expenditures	—	(17,340)	(9,300)	—	(26,640)
Acquisition of businesses, net of cash acquired	—	(61,820)	—	—	(61,820)
Net proceeds from disposition of assets	—	2,770	—	—	2,770
Net cash used for investing activities	—	(76,390)	(9,300)	—	(85,690)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	79,040	—	—	—	79,040
Proceeds from borrowings on term loan facilities	—	—	69,530	—	69,530
Repayments of borrowings on term loan facilities	—	(6,160)	(62,990)	—	(69,150)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	412,900	—	—	412,900
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(412,900)	—	—	(412,900)
Retirement of 9¾% senior secured notes	(50,000)	—	—	—	(50,000)
Senior secured notes redemption premium	(4,880)	—	—	—	(4,880)
Distributions to noncontrolling interests	—	(410)	—	—	(410)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	—	—	—	(990)
Proceeds from exercise of stock options	5,660	—	—	—	5,660
Excess tax benefits from stock based compensation	—	2,130	—	—	2,130
Intercompany transfers (to) from subsidiaries	12,170	32,180	(44,350)	—	—
Net cash provided by (used for) financing activities	41,000	27,740	(37,810)	—	30,930
Cash and Cash Equivalents:
Decrease for the period	—	(24,840)	(34,800)	—	(59,640)
At beginning of period	—	33,820	55,100	—	88,920
At end of period	$—	$8,980	$20,300	$—	$29,280

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2011.
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent North America.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes. The economy was in a period of recovery during 2011, which, along with significant market share gains and new product introductions, resulted in year-over-year net sales increases in all six of our reportable segments. The economic conditions have continued into 2012 in certain markets, which, together with market share gains, new product introductions and acquisitions, resulted in first half year-over-year net sales increases in five of our six reportable segments.
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging, Energy and Engineered Components reportable segments. While this has helped to significantly increase our net sales levels and set the foundation for continued growth, earnings margins within these segments, particularly within Packaging and Energy, have declined at the onset of the acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense), integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. While bolt-on acquisitions and branch expansions may put further pressure on earnings margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended June 30, 2012 and 2011:

	Three months ended June 30,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$70,700	20.9%	$47,900	16.6%
Energy	47,170	13.9%	42,170	14.7%
Aerospace & Defense	19,330	5.7%	21,330	7.4%
Engineered Components	52,620	15.6%	43,860	15.2%
Cequent Asia Pacific	28,550	8.4%	21,560	7.5%
Cequent North America	120,060	35.5%	111,270	38.6%
Total	$338,430	100.0%	$288,090	100.0%
Gross Profit
Packaging	$24,990	35.3%	$21,060	44.0%
Energy	12,040	25.5%	11,590	27.5%
Aerospace & Defense	7,610	39.4%	7,820	36.7%
Engineered Components	11,810	22.4%	9,450	21.5%
Cequent Asia Pacific	4,920	17.2%	4,670	21.7%
Cequent North America	34,520	28.8%	33,700	30.3%
Total	$95,890	28.3%	$88,290	30.6%
Selling, General and Administrative
Packaging	$8,420	11.9%	$5,990	12.5%
Energy	7,680	16.3%	6,550	15.5%
Aerospace & Defense	2,790	14.4%	2,910	13.6%
Engineered Components	3,210	6.1%	2,840	6.5%
Cequent Asia Pacific	2,920	10.2%	2,750	12.8%
Cequent North America	19,040	15.9%	19,320	17.4%
Corporate expenses	8,650	N/A	7,110	N/A
Total	$52,710	15.6%	$47,470	16.5%
Operating Profit (Loss)
Packaging	$16,570	23.4%	$15,070	31.5%
Energy	4,350	9.2%	5,020	11.9%
Aerospace & Defense	4,820	24.9%	4,860	22.8%
Engineered Components	8,600	16.3%	6,620	15.1%
Cequent Asia Pacific	2,010	7.0%	1,940	9.0%
Cequent North America	15,500	12.9%	14,380	12.9%
Corporate expenses	(8,650)	N/A	(7,110)	N/A
Total	$43,200	12.8%	$40,780	14.2%
Depreciation and Amortization
Packaging	$4,730	6.7%	$3,090	6.5%
Energy	610	1.3%	640	1.5%
Aerospace & Defense	700	3.6%	630	3.0%
Engineered Components	910	1.7%	1,000	2.3%
Cequent Asia Pacific	750	2.6%	940	4.4%
Cequent North America	3,480	2.9%	3,010	2.7%
Corporate expenses	40	N/A	40	N/A
Total	$11,220	3.3%	$9,350	3.2%

The following table summarizes financial information for our six current reportable segments for the six months ended June 30, 2012 and 2011:

	Six months ended June 30,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$125,010	19.7%	$91,800	16.8%
Energy	97,760	15.4%	83,120	15.2%
Aerospace & Defense	37,190	5.8%	39,830	7.3%
Engineered Components	102,300	16.1%	80,860	14.8%
Cequent Asia Pacific	56,750	8.9%	41,370	7.6%
Cequent North America	216,990	34.1%	209,670	38.3%
Total	$636,000	100.0%	$546,650	100.0%
Gross Profit
Packaging	$43,690	34.9%	$39,190	42.7%
Energy	25,360	25.9%	23,140	27.8%
Aerospace & Defense	15,070	40.5%	14,390	36.1%
Engineered Components	22,490	22.0%	16,490	20.4%
Cequent Asia Pacific	11,230	19.8%	9,890	23.9%
Cequent North America	56,960	26.3%	57,010	27.2%
Total	$174,800	27.5%	$160,110	29.3%
Selling, General and Administrative
Packaging	$17,230	13.8%	$12,280	13.4%
Energy	14,600	14.9%	12,780	15.4%
Aerospace & Defense	5,390	14.5%	5,760	14.5%
Engineered Components	6,470	6.3%	5,310	6.6%
Cequent Asia Pacific	6,190	10.9%	5,450	13.2%
Cequent North America	37,340	17.2%	35,920	17.1%
Corporate expenses	15,960	N/A	13,510	N/A
Total	$103,180	16.2%	$91,010	16.6%
Operating Profit (Loss)
Packaging	$26,460	21.2%	$26,900	29.3%
Energy	10,740	11.0%	10,360	12.5%
Aerospace & Defense	9,680	26.0%	8,580	21.5%
Engineered Components	16,310	15.9%	11,280	14.0%
Cequent Asia Pacific	5,050	8.9%	4,470	10.8%
Cequent North America	19,660	9.1%	21,050	10.0%
Corporate expenses	(15,960)	N/A	(13,510)	N/A
Total	$71,940	11.3%	$69,130	12.6%
Depreciation and Amortization
Packaging	8,660	6.9%	6,170	6.7%
Energy	1,320	1.4%	1,330	1.6%
Aerospace & Defense	1,370	3.7%	1,270	3.2%
Engineered Components	1,810	1.8%	1,800	2.2%
Cequent Asia Pacific	1,630	2.9%	1,860	4.5%
Cequent North America	7,000	3.2%	6,020	2.9%
Corporate expenses	80	N/A	80	N/A
Total	21,870	3.4%	18,530	3.4%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2012, compared with the three months ended June 30, 2011, were:

•	market share gains and new product introductions in the second quarter of 2012, primarily within our Energy, Engineered Components, Cequent Asia Pacific and Cequent North America reportable segments;

•	the impact of our Innovative Molding and Arminak & Associates, LLC ("Arminak") acquisitions in our Packaging reportable segment;

•
footprint consolidation and relocation projects within our Cequent North America and Cequent Asia Pacific reportable segments, under which we incurred approximately $2.5 million of manufacturing inefficiency, facility move and duplicate costs during the second quarter of 2012;

•
continued economic strength in certain of the markets our businesses serve in the second quarter of 2012 compared to the second quarter of 2011, contributing to increased net sales in five of our six reportable segments; and

•
our equity offering during the second quarter of 2012, where we issued 4,000,000 shares of common stock for net proceeds of approximately $79.0 million, of which approximately $54.9 million was utilized to redeem $50.0 million aggregate principal amount of our 9¾% senior secured notes due 2017.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011
Overall, net sales increased approximately $50.3 million, or approximately 17.5%, to $338.4 million for the three months ended June 30, 2012, as compared with $288.1 million in the three months ended June 30, 2011. During the second quarter of 2012, net sales increased in all segments except our Aerospace and Defense reportable segment. Of the sales increase, approximately $26.4 million was due to our Innovative Molding and Arminak acquisitions, both of which are included within our Packaging reportable segment. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy, Engineered Components and Cequent North America reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $3.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the weaker U.S. dollar relative to foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 28.3% and 30.6% for the three months ended June 30, 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense and Engineered Components reportable segments improved by 270 basis points and 90 basis points, respectively, compared to the second quarter of 2011, due primarily to operating leverage on higher sales levels within our Engineered Components reportable segment and a more favorable product sales mix within our Aerospace & Defense reportable segment, as the higher margin temporary fastener products comprise a larger percentage of the sales year-over-year. Increases in gross profit margin in these two reportable segments were more than offset by declines in gross profit margins in our other reportable segments. Gross profit margin in our Packaging reportable segment declined primarily as our recent acquisitions have lower margins than the segment's historical margins. Gross profit margin in our Cequent Asia Pacific and Cequent North America reportable segments was negatively impacted by approximately $2.5 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging and Aerospace & Defense reportable segments, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus do not gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 12.8% and 14.2% for the three months ended June 30, 2012 and 2011, respectively. Operating profit increased approximately $2.4 million, or 5.9%, to $43.2 million for the three months ended June 30, 2012, from $40.8 million for the three months ended June 30, 2011, primarily the result of higher sales levels. Our operating margins declined, primarily due to decreases in margins in our Packaging, Energy and Cequent Asia Pacific reportable segments, resulting from lower margins associated with our recent acquisitions in the Packaging reportable segment, higher costs associated with our global growth initiatives in our Energy reportable segment and due to costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific reportable segment.
Interest expense decreased approximately $1.3 million, to $10.3 million, for the three months ended June 30, 2012, as compared to $11.6 million for the three months ended June 30, 2011. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 3.9% for the three months ended June 30, 2012, from 5.1% for the three months ended June 30, 2011. In addition, interest expense declined due to a decrease in our weighted-average U.S. variable rate borrowings to approximately $274.6 million in the three months ended June 30, 2012, from approximately $296.0 million in the three months ended June 30, 2011.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the three months ended June 30, 2012. During the three months ended June 30, 2011, approximately $4.0 million was incurred related to the refinance of our U.S. credit agreement.
Other expense, net increased approximately $0.3 million, to $0.9 million for the three months ended June 30, 2012, compared to $0.6 million for the three months ended June 30, 2011. This increase related primarily to incremental losses on transactions denominated in foreign currencies in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.
The effective income tax rates for the three months ended June 30, 2012 and 2011 were 32.5% and 35.0%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate in the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.
Net income from continuing operations increased by approximately $1.2 million, to $17.2 million for the three months ended June 30, 2012, compared to $16.0 million for the three months ended June 30, 2011. The increase was primarily the result of a $1.3 million reduction in interest expense, plus the $2.4 million increase in operating profit, plus a $0.4 million reduction in income tax expense, less the $2.6 million increase in debt extinguishment costs, less the $0.3 million increase in other expense, net.
Net income attributable to noncontrolling interest was $0.5 million for the three months ended June 30, 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $22.8 million, or 47.6%, to $70.7 million in the three months ended June 30, 2012, as compared to $47.9 million in the three months ended June 30, 2011. Sales increased approximately $10.4 million and $16.0 million as a result of our acquisitions of Innovative Molding in August 2011 and Arminak in February 2012, respectively. In addition, sales of our specialty systems products increased by approximately $1.0 million, primarily due to increased demand from our North American dispensing customers. These increases in sales were partially offset by a decrease in sales of our industrial closures, rings and levers of approximately $3.0 million, primarily due to lower sales levels in Europe as a result of current weak economic conditions. In addition, sales decreased by approximately $1.6 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $3.9 million to $25.0 million, or 35.3% of sales, in the three months ended June 30, 2012, as compared to $21.1 million, or 44.0% of sales, in the three months ended June 30, 2011, primarily due to the higher sales levels as a result of our acquisitions. However, gross profit margin declined by approximately 570 basis points as a result of our recent acquisitions, as Innovative Molding and Arminak both yield lower gross margins than the legacy Packaging business. While this segment continues to generate savings from its productivity and automation initiatives, the savings from these projects were more than offset by further reductions in gross profit resulting from a less favorable product sales mix, primarily as a result of the decline in European industrial product sales. Gross profit also decreased by approximately $0.6 million due to unfavorable currency exchange.
Packaging's selling, general and administrative expenses increased approximately $2.4 million to $8.4 million, or 11.9% of sales, in the three months ended June 30, 2012, as compared to $6.0 million, or 12.5% of sales, in the three months ended June 30, 2011. This segment incurred approximately $1.0 million of intangible asset amortization costs for both Arminak and Innovative Molding during the second quarter of 2012. The remainder of the increase compared to the three months ended June 30, 2011 is primarily related to operating selling, general and administrative expenses in the two acquired companies. However, selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $1.5 million to $16.6 million, or 23.4% of sales, in the three months ended June 30, 2012, as compared to $15.1 million, or 31.5% of sales, in three months ended June 30, 2011. Operating profit increased primarily due to our higher sales levels as a result of our acquisitions, which were partially offset by a less favorable product sales mix, primarily resulting from the European industrial product sales decline and higher selling, general and administrative costs related to the aforementioned acquisitions.

Energy.    Net sales for the three months ended June 30, 2012 increased approximately $5.0 million, or 11.9%, to $47.2 million, as compared to $42.2 million in the three months ended June 30, 2011. Of this increase, approximately $1.4 million was due to continued market share gains within our highly-engineered bolt product line and $1.7 million resulted from sales generated by our new Edmonton, Canada; Grimsby, UK; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities. The remaining $1.9 million was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers.
Gross profit within Energy increased approximately $0.4 million to $12.0 million, or 25.5% of sales, in the three months ended June 30, 2012, as compared to $11.6 million, or 27.5% of sales, in the three months ended June 30, 2011, primarily due to higher sales levels. However, gross profit margins declined year-over-year due to a less favorable product sales mix and a higher pecentage of sales generated from our new branches, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes. Also negatively impacting gross profit margins were operational inefficiencies that lowered fixed cost absorption during the second quarter of 2012, caused by significant intra-period fluctuations in customer demand, requiring a higher degree than normal of flexibility in the manufacturing process to meet the demand.
Selling, general and administrative expenses within Energy increased approximately $1.1 million to $7.7 million, or 16.3% of sales, in the three months ended June 30, 2012, as compared to $6.6 million, or 15.5% of sales, in the three months ended June 30, 2011, primarily due to higher employee costs and professional fees in support of our growth initiatives.
Overall, operating profit within Energy decreased approximately $0.6 million to $4.4 million, or 9.2% of sales, in the three months ended June 30, 2012, as compared to $5.0 million, or 11.9% of sales, in the three months ended June 30, 2011, due principally to a less favorable product sales mix, continued increases in sales in our new branches, which typically have lower margins as they penetrate new markets and higher selling, general and administrative expenses in support of our growth initiatives.
Aerospace & Defense.    Net sales for the three months ended June 30, 2012 decreased approximately $2.0 million, or 9.4%, to $19.3 million, as compared to $21.3 million in the three months ended June 30, 2011. Sales in our aerospace business increased approximately $1.7 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines as a result of increased demand from our distribution customers in response to new programs and increased activity with airplane frame manufacturers, as well as the recent introduction of new products and sales growth in China. This increase was more than offset by a decrease in sales in our defense business of approximately $3.7 million, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense decreased approximately $0.2 million to $7.6 million, or 39.4% of sales, in the three months ended June 30, 2012, from $7.8 million, or 36.7% of sales, in the three months ended June 30, 2011. Gross profit for our aerospace business increased by approximately $0.7 million, primarily as a result of increased sales levels and productivity initiatives associated with implementation of additional process automation to gain labor productivity and reduce indirect production costs. This increase was more than offset by a decrease in gross profit for our defense business of $0.9 million due to the decreased sales levels associated with managing the relocation to and establishment of the new defense facility. Although overall gross profit dollars decreased, gross profit margin for this segment increased in the second quarter of 2012 as compared to the second quarter of 2011, primarily due to a more favorable sales mix resulting from an increase in percentage of sales from higher-margin aerospace products.
Selling, general and administrative expenses decreased approximately $0.1 million to $2.8 million, or 14.4% of sales, in the three months ended June 30, 2012, as compared to $2.9 million, or 13.6% of sales, in the three months ended June 30, 2011, primarily as our aerospace business was able to hold its spending levels constant despite the increase in sales, and the defense business had few changes in its structure given the winding-down of the relocation contract.
Operating profit within Aerospace & Defense decreased approximately $0.1 million to $4.8 million, or 24.9% of sales, in the three months ended June 30, 2012, as compared to $4.9 million, or 22.8% of sales, in the three months ended June 30, 2011 as both gross profit and selling, general and administrative expenses were essentially flat. Operating profit margin increased primarily due to the productivity gains in our aerospace business and the more favorable product mix, resulting from an increase in percentage of sales from higher-margin aerospace products.

Engineered Components.    Net sales for the three months ended June 30, 2012 increased approximately $8.7 million, or 20.0%, to $52.6 million, as compared to $43.9 million in the three months ended June 30, 2011. Sales of slow speed and compressor engines and related products increased by approximately $6.6 million, as sales of engines and engine parts increased by approximately $5.0 million due to increased oil drilling activity and completion of previously drilled wells. Sales of gas compression products and processing and meter run equipment increased by approximately $1.6 million, as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased by approximately $2.2 million, primarily due to continued market share gains, which we believe were partially aided by recent competitive balance in the high pressure cylinder market following the International Trade Commission's ("ITC's) May 2012 imposition of antidumping and countervailing duties on imported high pressure cylinders. This increase was partially offset by lower large high pressure cylinder sales as compared to the second quarter of 2011.
Gross profit within Engineered Components increased approximately $2.3 million to $11.8 million, or 22.4% of sales, in the three months ended June 30, 2012, from $9.5 million, or 21.5% of sales, in the three months ended June 30, 2011. Gross profit increased approximately $1.9 million as a result of the higher sales levels. In addition, our engine business increased its gross profit margin by approximately 250 basis points as compared to the second quarter of 2011, as it continues to benefit from significant operating leverage, as sales increased without significant additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $0.4 million to $3.2 million, or 6.1% of sales, in the three months ended June 30, 2012, as compared to $2.8 million, or 6.5% of sales, in the three months ended June 30, 2011, primarily as a result of increased selling costs incurred in support of our sales growth projects and legal fees in our industrial cylinder business associated with the antidumping claim. However, selling, general and administrative expenses as a percentage of sales decreased due to the operating leverage gained on higher sales levels.
Operating profit within Engineered Components increased approximately $2.0 million to $8.6 million, or 16.3% of sales, in the three months ended June 30, 2012, as compared to operating profit of $6.6 million, or 15.1% of sales, in the three months ended June 30, 2011, primarily due to the higher sales levels between years and higher operating leverage in our engine business, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific.    Net sales increased approximately $7.0 million, or 32.4%, to $28.6 million in the three months ended June 30, 2012, as compared to $21.6 million in the three months ended June 30, 2011. Net sales were negatively impacted by approximately $1.4 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Excluding the impact of currency exchange, sales increased approximately $8.4 million. Of this increase, approximately $5.7 million was due to new business awards in Thailand and $0.9 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. The economy in this region began to stabilize during the second half of 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout the first six months of 2011. The second quarter of 2012 has also been aided by improved consumer spending and increased vehicle availability.
Cequent Asia Pacific's gross profit increased approximately $0.3 million to $4.9 million, or 17.2% of sales, in the three months ended June 30, 2012, from approximately $4.7 million, or 21.7% of sales, in the three months ended June 30, 2011, primarily due to higher sales levels. However, gross profit margins declined due to approximately $1.4 million of manufacturing inefficiencies and duplicate costs incurred directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, which was completed during the second quarter of 2012, and as a result of a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.2 million to $2.9 million, or 10.2% of sales, in the three months ended June 30, 2012, as compared to $2.8 million, or 12.8% of sales, in the three months ended June 30, 2011, primarily in support of our growth initiatives, including the normal operating selling, general and administrative costs related to BTM. However, selling, general and administrative expenses declined by 260 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent Asia Pacific's operating profit increased approximately $0.1 million to approximately $2.0 million, or 7.0% of sales, in the three months ended June 30, 2012 as compared to $1.9 million, or 9.0% of net sales, in the three months ended June 30, 2011, primarily as the profit earned on the higher sales levels was mostly offset by the manufacturing inefficiencies incurred related to the move to a new manufacturing facility and slightly higher selling, general and administrative expenses in support of our sales growth initiatives.

Cequent North America.    Net sales increased approximately $8.8 million, or 7.9%, to $120.1 million in the three months ended June 30, 2012, as compared to $111.3 million in the three months ended June 30, 2011, primarily due to year-over-year increases within our auto original equipment ("OE"), aftermarket, industrial, retail and international channels. Sales within our auto OE channel increased $2.8 million in the second quarter of 2012 compared to the second quarter of 2011, as we increased sales levels on both brake control and core hitches to our original equipment customers. Sales within our aftermarket channel increased $2.0 million in the second quarter of 2012 as compared to 2011, predominately in the internet retailer market. Sales within our industrial channel increased by $2.7 million in the second quarter of 2012 compared to the second quarter of 2011, primarily in the industrial OE market. Sales within our retail channel increased by approximately $1.0 million in the second quarter of 2012 compared to the second quarter of 2011, primarily due to sales related to our new broom and brush product line. The remaining sales increase was primarily due to our international channel.
Cequent North America's gross profit increased approximately $0.8 million to $34.5 million, or 28.8% of sales, in the three months ended June 30, 2012, from approximately $33.7 million, or 30.3% of sales, in the three months ended June 30, 2011. While gross profit increased year-over-year due to the sales increase, gross profit margin decreased primarily due to approximately $1.1 million in costs incurred during the second quarter of 2012 related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto. In addition, gross profit margins were further reduced by a less favorable product sales mix, with a higher percentage of sales in the auto OE channel than the aftermarket channel in the second quarter of 2012 compared to the second quarter of 2011.
Selling, general and administrative expenses decreased approximately $0.3 million to $19.0 million, or 15.9% of sales, in the three months ended June 30, 2012, as compared to $19.3 million, or 17.4% of sales, in the three months ended June 30, 2011, primarily as a result of the timing of sales promotions and advertising and lower attorney costs, partially offset by higher employee costs in support of our growth initiatives.
Cequent North America's operating profit increased approximately $1.1 million to $15.5 million, or 12.9% of sales, in the three months ended June 30, 2012 as compared to $14.4 million, or 12.9% of net sales, in the three months ended June 30, 2011, as the increases in operating profit associated with the higher sales levels and decreases in selling, general and administrative expenses were partially offset by costs incurred related to the footprint and lower cost country project and a less favorable product sales mix.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended June 30,
	2012	2011
	(in millions)
Corporate operating expenses	$3.7	$2.8
Employee costs and related benefits	5.0	4.3
Corporate expenses	$8.7	$7.1
Corporate expenses increased approximately $1.6 million to $8.7 million for the three months ended June 30, 2012, from $7.1 million for the three months ended June 30, 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with short and long-term incentive programs in the second quarter of 2012 as compared to the second quarter of 2011.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There was no income from discontinued operations, net of income taxes, for the three months ended June 30, 2012, as compared to $1.1 million for the three months ended June 30, 2011. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011
Overall, net sales increased approximately $89.4 million, or approximately 16.3%, to $636.0 million for the six months ended June 30, 2012, as compared with $546.7 million in the six months ended June 30, 2011. During the first half of 2012, net sales increased in all segments except our Aerospace & Defense reportable segment. Of the sales increase, approximately $40.6 million was due to our Innovative Molding and Arminak acquisitions, both of which are included within our Packaging reportable segment. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy, Engineered Components and Cequent North America reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets.
Gross profit margin (gross profit as a percentage of sales) approximated 27.5% and 29.3% for the six months ended June 30, 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense and Engineered Components reportable segments improved by 440 basis points and 160 basis points, respectively, compared to the first half of 2011, due primarily to operating leverage on higher sales levels and a more favorable product sales mix. Increases in gross profit margin in these two reportable segments were more than offset by declines in gross profit margins in our other reportable segments and a mix shift, as our historically lower gross profit margin reportable segments comprised a greater percentage of total Company sales in the first half of 2012 than in the first half of 2011. In addition, gross profit margin in our Packaging reportable segment declined due to approximately $1.7 million of purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets for our Arminak acquisition. Also, our first half 2012 gross profit margin was negatively impacted by approximately $4.0 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent North America reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging and Aerospace & Defense reportable segments, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus do not gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 11.3% and 12.6% for the six months ended June 30, 2012 and 2011, respectively. Operating profit increased approximately $2.8 million, or 4.1%, to $71.9 million for the six months ended June 30, 2012, from $69.1 million for the six months ended June 30, 2011, primarily as a result of the higher sales levels. Our operating margins declined, primarily due to the sales mix shift between our reportable segments, with our lower margin reportable segments comprising a greater percentage of total sales, costs incurred associated with our Arminak acquisition in February 2012, costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in both of our Cequent reportable segments and increased selling, general and administrative expenses related to acquisitions and to support our sales growth initiatives.
Interest expense decreased approximately $2.6 million, to $21.0 million, for the six months ended June 30, 2012, as compared to $23.6 million for the six months ended June 30, 2011. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 4.0% for the six months ended June 30, 2012, from 5.2% for the six months ended June 30, 2011. We also recorded approximately $0.3 million lower interest expense related to changes in the fair value of our interest rate swaps in 2012 compared to 2011. In addition, interest expense declined due to a decrease in our weighted-average U.S. borrowings to approximately $271.0 million in the six months ended June 30, 2012, from approximately $294.4 million in the six months ended June 30, 2011.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the first half of 2012. During the first half of 2011, approximately $4.0 million was incurred related to the refinance of our U.S. credit agreement.
Other expense, net increased approximately $0.8 million, to $2.6 million for the six months ended June 30, 2012, compared to $1.7 million for the six months ended June 30, 2011. This increase relates primarily to incremental losses on transactions denominated in foreign currencies in the first half of 2012 compared to the first half of 2011.
The effective income tax rates for the six months ended June 30, 2012 and 2011 were 29.7% and 32.9%, respectively. During the six months ended June 30, 2012 and 2011, we recorded net tax benefits primarily related to the change of uncertain tax position reserves for which the statute of limitations expired of approximately $1.3 million and $1.0 million, respectively. We also benefited from an overall lower foreign effective tax rate in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Net income from continuing operations increased by approximately $2.7 million, to $29.4 million for the six months ended June 30, 2012, compared to $26.7 million for the six months ended June 30, 2011. The increase was primarily a result of the $2.8 million increase in operating profit, plus the $2.6 million reduction in interest expense, plus the $0.7 million decrease in income tax expense, less the $2.6 million increase in debt extinguishment costs, less the $0.8 million increase in other expense.
Net income attributable to noncontrolling interest was $0.3 million for the six months ended June 30, 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $33.2 million, or 36.2%, to $125.0 million in the six months ended June 30, 2012, as compared to $91.8 million in the six months ended June 30, 2011. Sales increased approximately $19.2 million and $21.4 million as a result of our acquisitions of Innovative Molding in August 2011 and Arminak in February 2012, respectively. In addition, sales of our specialty systems products increased by approximately $0.8 million, as an increase in North American sales more than offset a decline in European sales. These increases in sales were partially offset by a decrease in sales of our industrial closures, rings and levers of approximately $6.1 million, primarily due to continued weak demand in Europe and North America from chemical companies as they manage through uncertain end-market demand. In addition, sales decreased by approximately $2.1 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $4.5 million to $43.7 million, or 34.9% of sales, in the six months ended June 30, 2012, as compared to $39.2 million, or 42.7% of sales, in the six months ended June 30, 2011. Gross profit increased primarily due to the higher sales levels as a result of our acquisitions of Innovative Molding and Arminak. However, gross profit margin declined, as we incurred approximately $1.7 million of purchase accounting-related adjustments during the six months ended June 30, 2012 related to step-up in value and subsequent amortization of inventory and intangible assets in connection with our Arminak acquisition. Gross profit margin further declined due to the product sales mix, as Innovative Molding and Arminak both yield lower gross margins than the legacy Packaging business. While this segment continues to generate savings from its productivity and automation initiatives, the savings from these projects was more than offset by further reductions in gross profit resulting from lower fixed cost absorption resulting from reduced industrial product sales. In addition, gross profit margin further declined as a result of unfavorable currency exchange of approximately $0.8 million during the six months ended June 30, 2012.
Packaging's selling, general and administrative expenses increased approximately $5.0 million to $17.2 million, or 13.8% of sales, in the six months ended June 30, 2012, as compared to $12.3 million, or 13.4% of sales, in the six months ended June 30, 2011. This segment incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak and approximately $1.4 million of intangible asset amortization costs for both Arminak and Innovative Molding. The remainder of the year-over-year increase is primarily related to operating selling, general and administrative expenses in the two acquired companies. Excluding these acquisition-related costs, selling, general and administrative expenses declined as a percentage of sales.
Packaging's operating profit decreased approximately $0.4 million to $26.5 million, or 21.2% of sales, in the six months ended June 30, 2012, as compared to $26.9 million, or 29.3% of sales, in the six months ended June 30, 2011. The decrease in both operating profit and operating profit margin is primarily due to the aforementioned purchase accounting adjustments and acquisition costs, with the operating profit dollar decline also unfavorably impacted by the unfavorable product sales mix, lower absorption of fixed costs due to the industrial product sales decline and as a result of the addition of normal operating selling, general and administrative costs related to the acquisitions of Arminak and Innovative Molding.
Energy.    Net sales for the six months ended June 30, 2012 increased approximately $14.6 million, or 17.6%, to $97.8 million, as compared to $83.1 million in the six months ended June 30, 2011. Of this increase, approximately $4.9 million was due to continued market share gains within our highly-engineered bolt product line and $2.7 million resulted from sales generated by our new Edmonton, Canada; Grimsby, UK; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities. The remaining $7.1 million was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers.
Gross profit within Energy increased approximately $2.3 million to $25.4 million, or 25.9% of sales, in the six months ended June 30, 2012, as compared to $23.1 million, or 27.8% of sales, in the six months ended June 30, 2011, primarily due to higher sales levels. However, gross profit margins declined year-over-year due to a less favorable product sales mix and a higher percentage of sales generated by our new branches, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes.

Selling, general and administrative expenses within Energy increased approximately $1.8 million to $14.6 million, or 14.9% of sales, in the six months ended June 30, 2012, as compared to $12.8 million, or 15.4% of sales, in the six months ended June 30, 2011, primarily due to higher employee costs and in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Overall, operating profit within Energy increased approximately $0.4 million to $10.7 million, or 11.0% of sales, in the six months ended June 30, 2012, as compared to $10.4 million, or 12.5% of sales, in the six months ended June 30, 2011, due principally to the leverage gained by higher sales levels, which was partially offset by a less favorable product sales mix, continued increases in sales in our new branches, which typically have lower margins as they penetrate new markets and higher selling, general and administrative expenses in support of our growth initiatives.
Aerospace & Defense.    Net sales for the six months ended June 30, 2012 decreased approximately $2.6 million, or 6.6%, to $37.2 million, as compared to $39.8 million in the six months ended June 30, 2011. Sales in our aerospace business increased approximately $4.1 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines as a result of increased demand from our distribution customers in response to new programs and increased activity with airplane frame manufacturers. The increase in sales in our aerospace business was more than offset by a decrease in sales in our defense business of approximately $6.7 million, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense increased approximately $0.7 million to $15.1 million, or 40.5% of sales, in the six months ended June 30, 2012, from $14.4 million, or 36.1% of sales, in the six months ended June 30, 2011, primarily as a result of increased sales levels and productivity initiatives in our aerospace business associated with implementation of additional process automation to gain labor productivity and reduce indirect production costs. Gross profit margin also increased primarily due to a more favorable sales mix resulting from an increase in percentage of sales from higher-margin aerospace products.
Selling, general and administrative expenses decreased approximately $0.4 million to $5.4 million, or 14.5% of sales, in the six months ended June 30, 2012, as compared to $5.8 million, or 14.5% of sales, in the six months ended June 30, 2011, primarily due to decreased sales commissions in our aerospace business, as a lower percentage of our sales in the six months ended June 30, 2012 were subject to third party commission arrangements than in the six months ended June 30, 2011, as well as lower wage, benefit and insurance costs incurred by our defense business as the defense facility relocation winds-down.
Operating profit within Aerospace & Defense increased approximately $1.1 million to $9.7 million, or 26.0% of sales, in the six months ended June 30, 2012, as compared to $8.6 million, or 21.5% of sales, in the six months ended June 30, 2011, primarily due to the increase in sales levels and productivity gains in our aerospace business, a more favorable sales mix given a higher percentage of segment revenue was generated from higher-margin aerospace products and lower selling, general and administrative expenses.
Engineered Components.    Net sales for the six months ended June 30, 2012 increased approximately $21.4 million, or 26.5%, to $102.3 million, as compared to $80.9 million in the six months ended June 30, 2011. Sales of slow speed and compressor engines and related products increased by approximately $13.7 million, as sales of engines and engine parts increased by approximately $10.7 million due to increased oil drilling activity. Sales of gas compression products and processing and meter run equipment increased by approximately $3.0 million, as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased by approximately $7.7 million primarily due to market share gains, which we believe were partially aided by recent competitive balance in the high pressure cylinder market following the ITC's May 2012 imposition of antidumping and countervailing duties on imported high pressure cylinders, as well as improved economic conditions. This increase was partially offset by lower sales of large high pressure cylinders as compared to the six months ended June 30, 2011.
Gross profit within Engineered Components increased approximately $6.0 million to $22.5 million, or 22.0% of sales, in the six months ended June 30, 2012, from $16.5 million, or 20.4% of sales, in the six months ended June 30, 2011. Gross profit increased approximately $4.4 million as a result of the higher sales levels. In addition, our engine business increased its gross profit margin by approximately 310 basis points in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to significant operating leverage, as their sales increased without significant additional fixed cost requirements.
Selling, general and administrative expenses increased approximately $1.2 million to $6.5 million, or 6.3% of sales, in the six months ended June 30, 2012, as compared to $5.3 million, or 6.6% of sales, in the six months ended June 30, 2011, primarily as a result of increased selling costs incurred in support of our sales growth projects and legal fees incurred in our industrial cylinder business in connection with the antidumping claim. Selling, general and administrative expenses were lower year-over-year as a percentage of sales primarily as a result of the increase in sales without significant spending requirements.

Operating profit within Engineered Components increased approximately $5.0 million to $16.3 million, or 15.9% of sales, in the six months ended June 30, 2012, as compared to operating profit of $11.3 million, or 14.0% of sales, in the six months ended June 30, 2011, primarily due to the higher sales levels between years and higher operating leverage in our engine business, which were partially offset by higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific.    Net sales increased approximately $15.4 million, or 37.2%, to $56.8 million in the six months ended June 30, 2012, as compared to $41.4 million in the six months ended June 30, 2011. Of this increase, approximately $9.4 million was due to new business awards in Thailand and $2.0 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. The economy in this region began to stabilize during the second half of 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout the first six months of 2011. The first half of 2012 has also been aided by improved consumer spending and increased vehicle availability.
Cequent Asia Pacific's gross profit increased approximately $1.3 million to $11.2 million, or 19.8% of sales, in the six months ended June 30, 2012, from approximately $9.9 million, or 23.9% of sales, in the six months ended June 30, 2011, primarily due to higher sales levels. However, gross profit margins declined due to approximately $2.2 million of manufacturing inefficiencies and duplicate costs incurred directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, which was completed during the second quarter of 2012, and as a result of a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.7 million to $6.2 million, or 10.9% of sales, in the six months ended June 30, 2012, as compared to $5.5 million, or 13.2% of sales, in the six months ended June 30, 2011, primarily in support of our growth initiatives. However, selling, general and administrative expenses declined by 230 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent Asia Pacific's operating profit increased approximately $0.6 million to approximately $5.1 million, or 8.9% of sales, in the six months ended June 30, 2012 as compared to $4.5 million, or 10.8% of net sales, in the six months ended June 30, 2011, as the profit earned on the higher sales levels was mostly offset by the manufacturing inefficiencies incurred related to the move to a new manufacturing facility and higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent North America.    Net sales increased approximately $7.3 million, or 3.5%, to $217.0 million in the six months ended June 30, 2012, as compared to $209.7 million in the six months ended June 30, 2011, primarily due to a year-over-year increase within our auto OE, industrial, and aftermarket channels, partially offset by a decrease within our retail channel. Sales within our auto OE channel increased $3.2 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, as we increased sales levels on both brake control and core hitches to our original equipment customers. Sales within our industrial channel increased by $2.8 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily in the industrial OE market. Sales within our aftermarket channel increased $1.7 million in the first half of 2012 as compared to 2011, predominately in the internet retailer market. Sales in our retail channel decreased approximately $0.4 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to a one-time stocking order of approximately $4.5 million for a significant customer in the first quarter of 2011 that did not recur in 2012. We were able to mostly replace the sales of the 2011 one-time stocking order via market share gains at certain of our existing customers to whom we now provide additional products and through sales related to our new broom and brush product line.
Cequent North America's gross profit remained flat at $57.0 million for both the six months ended June 30, 2012 and June 30, 2011. Gross profit approximated 26.3% and 27.2% of sales, respectively, for the six months ended June 30, 2012 and June 30, 2011. Gross profit margin decreased primarily due to approximately $1.8 million of costs incurred during the six months ended June 30, 2012 directly related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto.
Selling, general and administrative expenses increased approximately $1.4 million to $37.3 million, or 17.2% of sales, in the six months ended June 30, 2012, as compared to $35.9 million, or 17.1% of sales, in the six months ended June 30, 2011, primarily as a result of higher employee and attorney costs for ordinary course claims.
Cequent North America's operating profit decreased approximately $1.4 million to $19.7 million, or 9.1% of sales, in the six months ended June 30, 2012 as compared to $21.1 million, or 10.0% of net sales, in the six months ended June 30, 2011, as the gross profit earned on the higher sales levels was more than offset by costs associated with the footprint and lower cost country project and due to higher selling, general and administrative expenses.

Corporate Expenses.    Corporate expenses consist of the following:

	Six months ended June 30,
	2012	2011
	(in millions)
Corporate operating expenses	$6.8	$5.3
Employee costs and related benefits	9.2	8.2
Corporate expenses	$16.0	$13.5
Corporate expenses increased approximately $2.5 million to $16.0 million for the six months ended June 30, 2012, from $13.5 million for the six months ended June 30, 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with short and long-term incentive programs for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There was no income from discontinued operations, net of income taxes, for the six months ended June 30, 2012, as compared to $2.1 million for the six months ended June 30, 2011. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities for the six months ended June 30, 2012 and 2011 was approximately $4.9 million and $4.7 million, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the six months ended June 30, 2012, the Company generated $61.3 million of cash, based on the reported net income of $29.4 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. For the six months ended June 30, 2011, the Company generated $64.6 million in cash flows based on the reported net income of $28.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $41.6 million and $52.1 million for the six month periods ended June 30, 2012 and 2011, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period, as our days sales outstanding of receivables remained essentially flat.

•
For the six months ended June 30, 2012 and 2011, we used approximately $31.3 million and $13.2 million, respectively, of cash for investment in our inventories to support our increased sales levels and to capture additional market share where other competitors are unable to fill customer orders on a timely basis.

•
For the six months ended June 30, 2012, accounts payable and accrued liabilities resulted in a net source of cash of approximately $8.5 million, as compared to a net use of cash of $0.2 million for the six months ended June 30, 2011. The change in account payables and accrued liabilities is primarily a result of the timing of payments made to suppliers, a slight increase in days payables and the increased investment in inventory.

•
Prepaid and other assets resulted in a use of cash of approximately $1.7 million and $3.9 million for the six month periods ended June 30, 2012 and 2011, respectively, due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, to support our increased sales levels.

Net cash used for investing activities for the six months ended June 30, 2012 and 2011 was approximately $85.7 million and $12.4 million, respectively. During the first half of 2012, we paid approximately $61.8 million for business acquisitions, primarily for the acquisition of Arminak in our Packaging reportable segment. We also incurred approximately $26.6 million in capital expenditures, which increased over the six months ended June 30, 2011 levels, as we have increased our investment in growth and productivity-related capital projects due to the improved economic conditions. Cash received from the disposition of assets was approximately $2.8 million for the first half of 2012, primarily due to the collection of the note receivable recorded as a part of the sale of our precision tool cutting and specialty fittings lines of business. During the first half of 2011, we invested approximately $14.0 million in capital expenditures, while cash received from the disposition of assets was approximately $1.7 million.
Net cash provided by financing activities was approximately $30.9 million for the six months ended June 30, 2012 compared to a net use of cash of approximately $19.3 million for the six months ended June 30, 2011. During the first half of 2012, we completed an equity offering which resulted in net proceeds of approximately $79.0 million. Of the net proceeds, approximately $54.9 million was utilized for the early retirement of our 9¾% senior secured notes due 2017 ("Senior Notes"). In addition, we received approximately $4.8 million greater proceeds from the exercise of stock options during the first half of 2012 than the first half of 2011. We borrowed $6.0 million, net and $1.6 million, net, respectively, during the first half of 2012 and 2011 on our credit facility in Australia. We paid $5 million and $15 million, respectively, in 2012 and 2011 on our term loan per the excess cash flow provisions of our credit agreements. In addition during the first half of 2011, we completed the refinance of our U.S. bank debt, repaying the remaining $233.0 million term loan, borrowing $225.0 million on the new term loan facility and borrowing a net $5.9 million on our revolving credit facility.
Our Debt and Other Commitments
We are party to a credit agreement consisting of a $125.0 million revolving credit facility and a $225.0 million term loan facility (collectively, the "Credit Agreement"). At June 30, 2012, $217.8 million was outstanding on the term loan and no amount was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $50.0 million in aggregate, against revolving credit facility commitments.
The Credit Agreement also provides for incremental term loan facility commitments, not to exceed $200.0 million. Under the Credit Agreement, we are also able to issue unsecured indebtedness in connection with permitted acquisitions, as defined, as long as we, on a pro forma basis, after giving effect to such acquisition, are in compliance with all applicable financial covenants, as defined.
Under the Credit Agreement, we are required to make a prepayment of our term loan facility pursuant to an excess cash flow sweep provision, equal to 50% of the computed amount of excess cash flow generated during the year, as defined. In April 2012, the Company prepaid $5.0 million of term loan principal under this provision.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 2.19 to 1.00 at June 30, 2012. Our permitted interest expense coverage ratio under the Credit Agreement is 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 4.96 to 1.00 at June 30, 2012. At June 30, 2012, we were in compliance with our covenants under our Credit Agreement.

The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2012:

		Less:	Add:
	Year Ended December 31, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
	(dollars in thousands)
Net income attributable to TriMas Corporation	$60,360	$28,840	$29,150	$60,670
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	—	—	(630)	(630)
Interest expense, net (as defined)	44,480	23,640	20,970	41,810
Income tax expense(1)	33,980	14,360	12,440	32,060
Depreciation and amortization	40,470	19,660	20,310	41,120
Non-cash compensation expense(2)	3,510	1,660	3,510	5,360
Other non-cash expenses or losses	3,850	1,360	2,870	5,360
Non-recurring expenses or costs in connection with acquisition integration(3)	350	140	50	260
Debt extinguishment costs(4)	3,970	3,970	6,560	6,560
Non-recurring expenses or costs for cost saving projects	220	—	4,230	4,450
Negative EBITDA from discontinued operations(5)	1,840	—	—	1,840
Permitted dispositions(6)	(8,370)	(4,520)	—	(3,850)
Permitted acquisitions(7)	1,860	1,770	(70)	20
Consolidated Bank EBITDA, as defined	$186,520	$90,880	$99,390	$195,030

	June 30, 2012
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$427,840
Consolidated Bank EBITDA, as defined	195,030
Actual leverage ratio	2.19	x
Covenant requirement	3.75	x

		Less:	Add:
	Year Ended December 31, 2011	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012	Twelve Months Ended June 30, 2012
	(dollars in thousands)
Interest expense, net (as reported)	$44,480	$23,640	$20,970	$41,810
Bank stipulated adjustments:
Interest income	(420)	(170)	(280)	(530)
Non-cash amounts attributable to amortization of financing costs	(2,910)	(1,500)	(1,600)	(3,010)
Pro forma adjustment for acquisitions and dispositions	2,050	1,400	400	1,050
Total Consolidated Cash Interest Expense, as defined	$43,200	$23,370	$19,490	$39,320

	June 30, 2012
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$195,030
Total Consolidated Cash Interest Expense, as defined	39,320
Actual interest expense ratio	4.96	x
Covenant requirement	2.75	x
______________________

(1)	Amount includes tax expense associated with discontinued operations.

(2)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	Not to exceed $10.0 million in any fiscal year.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $7.0 million of acquisition deferred purchase price.
In addition to the Credit Agreement, in Australia, we are party to a debt agreement which matures on May 31, 2013. At June 30, 2012, the balance outstanding under this agreement was approximately $6.0 million at an interest rate of 5.5%. Borrowings under this arrangement are secured by substantially all the assets of the Australia business, which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at June 30, 2012.
Another important source of liquidity is our $90.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We did not have any amounts outstanding under the facility as of June 30, 2012 or December 31, 2011, but had $90.0 million and $57.6 million, respectively, available but not utilized.
At June 30, 2012 and December 31, 2011, we had no amounts outstanding under our revolving credit facility and had an additional $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $191.7 million and $158.8 million, respectively, of borrowing capacity available for general corporate purposes.
Our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.3 million in letters of credit outstanding related thereto, is approximately $101.7 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $90 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first half of 2012 approximated $49.8 million, compared to the weighted average daily amounts outstanding during the first half of 2011 of $54.4 million. Generally, we use available liquidity under our revolving credit and accounts receivable facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent North America. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.

Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $191.7 million at June 30, 2012, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to the accompanying consolidated financial statements. In March 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of our term loan facility. The swap agreement fixes the LIBOR-based variable portion of the interest rate at 1.80% and expires on June 23, 2016.
At June 30, 2012, 1-Month LIBOR and 3-Month LIBOR approximated 0.24% and 0.47%, respectively. Based on our variable rate-based borrowings outstanding at June 30, 2012, a 1% increase in either the 1-Month LIBOR or 3-Month LIBOR would not have had a significant impact on our interest expense.
Principal payments required under our Credit Agreement term loan are: $0.6 million due each calendar quarter through March 31, 2017, and $207.1 million due on June 21, 2017.
Prior to December 15, 2012, the Company may redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In accordance with this provision, in June 2012, we completed a partial redemption of our Senior Notes outstanding, in an aggregate principal amount of $50.0 million. We utilized $54.9 million of the proceeds from our equity offering completed in May 2012 for a redemption price of 109.750% of the principal amount.
At June 30, 2012, we have $200.0 million (face value) 9¾% Senior Notes outstanding, due 2017. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $18.9 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Market Risk
We conduct business in several locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. We began to use derivative financial instruments to manage these risks during the second quarter of 2012, albeit in immaterial notional contracts as we explore this risk mitigation strategy. The functional currencies of our foreign subsidiaries are the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On May 10, 2012, Moody's upgraded our corporate credit, credit facilities, and senior secured notes ratings to Ba3, Ba1, and B1, respectively, and assigned our outlook as stable. On May 4, 2012, Standard & Poor's upgraded our corporate credit, credit facilities, and senior secured notes ratings to BB-, BB+, and B, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion, primarily within our Packaging, Energy, Engineered Components and Cequent Asia Pacific reportable segments. We also have benefited from further economic recovery, experienced significant market share gains in many of our reportable segments and continued to develop and introduce new products to our markets. Given these successful sales growth initiatives, we strategically increased our investments in inventory levels and capital projects in certain of our businesses to capture additional market share, expand upon our existing growth and productivity initiatives and build additional capacity in higher-margin platforms to support the significant sales growth. While this has helped to significantly increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, particularly within Packaging due to the Innovative and Arminak acquisitions, which have lower historical margins than our legacy Packaging business plus we have incurred significant diligence and purchase accounting costs, in Energy, where we make pricing decisions to penetrate new markets and do not yet have volume leverage and in the Cequent businesses, which are involved in footprint consolidation projects that are a drag on margins until complete.
While additional acquisitions and branch expansions may put further short-term pressure on profit margins based on the aforementioned factors, particularly within our Packaging and Energy reportable segments, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure in certain businesses and with the footprint consolidation projects within the Cequent businesses.
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
Impact of New Accounting Standards
See Note 15, "New Accounting Pronouncements," included in Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
During the quarter ended June 30, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2011 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 8, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of June 30, 2012, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2012, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 10, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
4.1(c)
Indenture relating to the 9 ¾ % senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

10.1
Amendment No. 2, dated as of December 21, 2011, to Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc., as Purchaser.

10.2	Amendment No. 3, dated as of June 29, 2012, to Amended and Restated Receivables Purchase Agreement.
10.3
Amendment No. 1, dated as of June 29, 2012, to Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as Purchaser, LC Issuer and Administrative Agent.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	July 30, 2012	By:	A. Mark Zeffiro Chief Financial Officer