Form 10-Q
period 2012-09-30
TRIMAS CORP
filed 2012-10-25
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 25, 2012, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 39,299,544 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$26,090	$88,920
Receivables, net of reserves of approximately $3.8 million as of September 30, 2012 and December 31, 2011, respectively	185,040	135,610
Inventories	220,450	178,030
Deferred income taxes	18,510	18,510
Prepaid expenses and other current assets	10,150	10,620
Total current assets	460,240	431,690
Property and equipment, net	180,100	159,210
Goodwill	269,260	215,360
Other intangibles, net	208,910	155,670
Other assets	26,780	24,610
Total assets	$1,145,290	$986,540
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$17,950	$7,290
Accounts payable	148,890	146,930
Accrued liabilities	79,480	70,140
Total current liabilities	246,320	224,360
Long-term debt	412,040	462,610
Deferred income taxes	66,340	64,780
Other long-term liabilities	78,780	61,000
Total liabilities	803,480	812,750
Redeemable noncontrolling interests	26,370	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 39,299,544 shares at September 30, 2012 and 34,613,607 shares at December 31, 2011	390	350
Paid-in capital	631,250	538,610
Accumulated deficit	(356,930)	(404,750)
Accumulated other comprehensive income	40,730	39,580
Total shareholders' equity	315,440	173,790
Total liabilities and shareholders' equity	$1,145,290	$986,540

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Operations
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$335,870	$277,660	$971,870	$824,310
Cost of sales	(245,730)	(195,720)	(706,930)	(582,260)
Gross profit	90,140	81,940	264,940	242,050
Selling, general and administrative expenses	(53,550)	(46,170)	(156,730)	(137,180)
Net gain on dispositions of property and equipment	10	20	330	50
Operating profit	36,600	35,790	108,540	104,920
Other expense, net:
Interest expense	(9,450)	(10,730)	(30,420)	(34,370)
Debt extinguishment costs	—	—	(6,560)	(3,970)
Other income (expense), net	140	540	(2,410)	(1,170)
Other expense, net	(9,310)	(10,190)	(39,390)	(39,510)
Income from continuing operations before income tax expense	27,290	25,600	69,150	65,410
Income tax expense	(7,330)	(8,620)	(19,770)	(21,730)
Income from continuing operations	19,960	16,980	49,380	43,680
Income from discontinued operations, net of income tax expense	—	1,290	—	3,430
Net income	19,960	18,270	49,380	47,110
Less: Net income attributable to noncontrolling interests	1,290	—	1,560	—
Net income attributable to TriMas Corporation	$18,670	$18,270	$47,820	$47,110
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.48	$0.49	$1.29	$1.28
Discontinued operations	—	0.04	—	0.10
Net income per share	$0.48	$0.53	$1.29	$1.38
Weighted average common shares—basic	39,045,282	34,417,879	36,994,192	34,182,592
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.47	$0.49	$1.28	$1.26
Discontinued operations	—	0.03	—	0.10
Net income per share	$0.47	$0.52	$1.28	$1.36
Weighted average common shares—diluted	39,508,503	34,901,277	37,379,292	34,736,307

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$19,960	$18,270	$49,380	$47,110
Other comprehensive income:
Amortization of defined benefit plan deferred (gains) losses (net of tax of $470 thousand and $30 thousand, and $360 thousand and $90 thousand for the three and nine months ended September 30, 2012 and 2011, respectively) (Note 14)	(740)	60	(530)	170
Foreign currency translation	3,040	(11,340)	2,680	(3,990)
Net changes in unrealized loss on derivative instruments (net of tax of $0.1 million for the three months ended September 30, 2012, and $0.6 million and $0.1 million for the nine months ended September 30, 2012 and 2011, respectively) (Note 9)	(80)	—	(1,000)	230
Total other comprehensive income (loss)	2,220	(11,280)	1,150	(3,590)
Total comprehensive income	22,180	6,990	50,530	43,520
Less: Net income attributable to noncontrolling interests	1,290	—	1,560	—
Total comprehensive income attributable to TriMas Corporation	$20,890	$6,990	$48,970	$43,520

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$49,380	$47,110
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(330)	(30)
Depreciation	18,990	19,160
Amortization of intangible assets	14,460	10,780
Amortization of debt issue costs	2,240	2,230
Deferred income taxes	(3,480)	14,420
Debt extinguishment costs	6,560	3,970
Non-cash compensation expense	6,640	2,580
Excess tax benefits from stock based compensation	(2,310)	(3,840)
Increase in receivables	(38,750)	(39,080)
Increase in inventories	(31,440)	(13,500)
Increase in prepaid expenses and other assets	(600)	(2,320)
Decrease in accounts payable and accrued liabilities	(6,130)	(4,750)
Other, net	170	(1,180)
Net cash provided by operating activities, net of acquisition impact	15,400	35,550
Cash Flows from Investing Activities:
Capital expenditures	(36,440)	(23,520)
Acquisition of businesses, net of cash acquired	(84,600)	(28,620)
Net proceeds from disposition of assets	2,950	2,240
Net cash used for investing activities	(118,090)	(49,900)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	79,040	—
Proceeds from borrowings on term loan facilities	140,370	226,520
Repayments of borrowings on term loan facilities	(130,850)	(250,170)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	555,300	551,900
Repayments of borrowings on revolving credit facilities and accounts receivable facility	(555,300)	(547,020)
Repurchase of 9¾% senior secured notes	(50,000)	—
Senior secured notes redemption premium and debt financing fees	(4,880)	(6,680)
Distributions to noncontrolling interests	(820)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	(830)
Proceeds from exercise of stock options	5,680	960
Excess tax benefits from stock based compensation	2,310	3,840
Net cash provided by (used for) financing activities	39,860	(21,480)
Cash and Cash Equivalents:
Decrease for the period	(62,830)	(35,830)
At beginning of period	88,920	46,370
At end of period	$26,090	$10,540
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,990	$25,350
Cash paid for taxes	$23,000	$12,140

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2012
(Unaudited—dollars in thousands)

	TriMas Corporation
	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	47,820	—	47,820
Other comprehensive income	—	—	—	1,150	1,150
Net proceeds from equity offering of common stock (Note 2)	40	79,000	—	—	79,040
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	5,680	—	—	5,680
Excess tax benefits from stock based compensation	—	2,310	—	—	2,310
Non-cash compensation expense	—	6,640	—	—	6,640
Balances, September 30, 2012	$390	$631,250	$(356,930)	$40,730	$315,440

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent Americas. The Company renamed its former "Cequent North America" reportable segment "Cequent Americas" effective in the third quarter of 2012 following an acquisition in Brazil to more appropriately reflect the expanding geography covered by the businesses in this reportable segment. See Note 11, "Segment Information," for further information on each of the Company's reportable segments.
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
2. Equity Offering
In May 2012, the Company issued 4,000,000 shares of its common stock via a public offering at a price of $20.75 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of $4.0 million, totaled approximately $79.0 million. Approximately $54.9 million of the net proceeds were utilized to redeem $50.0 million aggregate principal of the Company's 9¾% senior secured notes due 2017 ("Senior Notes"). The remaining net proceeds were used for general corporate purposes, including acquisitions, capital expenditures and working capital requirements. See Note 8, "Long-term Debt," for further information on the Company's partial redemption of its Senior Notes.
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
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net sales	$—	$11,930	$—	$34,670
Income from discontinued operations before income tax expense	$—	$2,050	$—	$5,450
Income tax expense	—	(760)	—	(2,020)
Income from discontinued operations, net of income tax expense	$—	$1,290	$—	$3,430

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Acquisitions
Arminak & Associates
On February 24, 2012, the Company acquired 70% of the membership interests of Arminak & Associates, LLC ("Arminak") for the purchase price of approximately $67.7 million. Arminak is in the business of designing, manufacturing and supplying foamers, lotion pumps, fine mist sprayers and other packaging solutions for the cosmetic, personal care and household product markets. The acquisition of Arminak enhances the Company's highly-engineered product offering and provides access to large global customers in the cosmetic and personal care markets. Arminak is included in the Company's Packaging reportable segment.
The purchase agreement provides the Company an option to purchase, and the Sellers an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of future earnings, as defined. The put and call options become exercisable during the first quarters of 2014, 2015 and 2016. During the first exercise period, in 2014, TriMas and Arminak's previous owners ("Sellers") have the opportunity to put or call a 10% interest in Arminak. During the second exercise period, in 2015, TriMas and the Sellers have the opportunity to put or call an additional 10%, or up to all remaining interests held by Sellers per joint agreement, as defined in the purchase agreement. Finally, during the third exercise period, in 2016, a call or put may be exercised for all or any portions of the remaining interests held by the Sellers.
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
Each reporting period, the Company adjusts the carrying amount of the noncontrolling interest to the greater of (1) the initial carrying amount, increased or decreased for the noncontrolling interest's share of Arminak's net income or loss and its share of comprehensive income or loss and dividends and (2) the redemption value as determined by the specified multiple of earnings, as defined. This method views the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interest. If the fair value of the redeemable noncontrolling interest is less than the redemption value, there may be a charge to earnings per share attributable to TriMas Corporation. At September 30, 2012, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value.
Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Nine months ended September 30, 2012
(dollars in thousands)
Beginning balance, February 24, 2012	$25,630
Distributions to noncontrolling interests	(820)
Net income attributable to noncontrolling interests	1,560
Ending balance, September 30, 2012	$26,370

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the fair value of consideration paid for Arminak, and the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in Arminak at the acquisition date. During the third quarter of 2012, the Company finalized the net working capital adjustment, which increased the total consideration by approximately $0.3 million, and made certain other insignificant measurement period adjustments to provisional amounts recognized at the acquisition date.

(dollars in thousands)
Consideration
Initial cash paid net of working capital adjustment	$59,200
Contingent consideration (a)	8,490
Total consideration	$67,690
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables	$8,760
Inventories	4,200
Intangible assets other than goodwill (b)	48,400
Other assets	2,450
Accounts payable and accrued liabilities	(4,270)
Long-term liabilities	(1,610)
Total identifiable net assets	57,930
Redeemable noncontrolling interests	(25,630)
Goodwill (c)	35,390
$67,690
__________________________
(a) The contingent consideration represented the Company's best estimate, based on its review, at the time of purchase, of the underlying potential obligations estimated at a range of $8 million to $9 million, of certain Seller tax-related liabilities for which the Company has indemnified the Sellers as part of the purchase agreement. During the second and third quarters of 2012, the Company paid $3.7 million of additional purchase price related to the contingent consideration. The remaining liability range of $4.3 million to $5.3 million continues to represent the Company's best estimate of the remaining potential obligation at September 30, 2012.
(b) Consists of $33.0 million of customer relationships with an estimated 10 year useful life, $7.9 million of trademarks/trade names with an indefinite useful life and $7.5 million of technology and other intangible assets with an estimated 8 year useful life.
(c) All of the goodwill was assigned to the Company's Packaging reportable segment and is expected to be deductible for tax purposes.
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and net income of Arminak included in the accompanying consolidated statement of operations are summarized as follows:

	Three months ended September 30, 2012	Nine months ended September 30, 2012
	(dollars in thousands)
Net sales	$23,640	$45,000
Net income	$4,310	$5,210

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2011. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2011:

	Pro forma Combined (a)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net sales	$335,870	$295,080	$979,900	$867,310
Net income attributable to TriMas Corporation	$18,670	$19,390	$49,790	$45,420
___________________________
(a) The supplemental pro forma results from continuing operations reflect certain adjustments, such as adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets.
Total acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third-party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $0.3 million were incurred during the fourth quarter of 2011 and $1.0 million were incurred during the first quarter of 2012. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of operations.
Other Acquisitions
During the third quarter of 2012, the Company completed acquisitions for approximately $22 million in cash, in aggregate, with an additional estimated $12 million of deferred purchase price and contingent consideration, based primarily on post-acquisition operating results, payable over the next five years. Within its Energy reportable segment, the Company acquired CIFAL Industrial e Comercial Ltda ("CIFAL"), a Brazilian manufacturer and supplier of specialty fasteners and stud bolts, primarily to the oil and gas industry. CIFAL generated approximately $9 million in revenue for the twelve months ended June 30, 2012. Within its Cequent Americas reportable segment, the Company acquired Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran"), a Brazilian manufacturer of trailering and towing products including trailer hitches, skid plates and related accessories. Engetran generated approximately $6 million in revenue for the twelve months ended June 30, 2012. Lastly, within its Cequent Asia Pacific reportable segment, the Company acquired Trail Com Limited ("Trail Com"). Trail Com, with locations in New Zealand and Australia, is a distributor of towing accessories and trailer components. Trail Com generated approximately $12 million in revenue for the twelve months ended June 30, 2012.

During the third quarter of 2011, the Company completed acquisitions for an aggregate amount of approximately $29.1 million. Within its Packaging reportable segment, the Company acquired the stock of Innovative Molding ("Innovative"), a manufacturer of specialty plastic closures for bottles and jars for the food and nutrition industries located in California, for the purchase price of $27.0 million. Within its Energy reportable segment, the Company purchased substantially all of the assets of a standard ring type joint gasket manufacturer located in Faridabad, India for the purchase price of approximately $2.1 million.

The results of operations of these other acquisitions are not significant compared to the overall results of operations of the Company.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360
Goodwill from acquisitions	35,390	14,200	—	—	—	3,500	53,090
Foreign currency translation	590	220	—	—	—	—	810
Balance, September 30, 2012	$158,310	$63,140	$41,130	$3,180	$—	$3,500	$269,260
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2012 and December 31, 2011 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2012		As of December 31, 2011
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$84,590	$(28,070)	$37,400	$(23,410)
Customer relationships, 15 – 25 years	154,610	(83,900)	154,610	(77,730)
Total customer relationships	239,200	(111,970)	192,010	(101,140)
Technology and other, 1 – 15 years	36,680	(25,550)	29,360	(23,710)
Technology and other, 17 – 30 years	43,770	(22,520)	43,640	(20,860)
Total technology and other	80,450	(48,070)	73,000	(44,570)
Indefinite-lived intangible assets:
Trademark/Trade names	49,300	—	36,370	—
Total other intangible assets	$368,950	$(160,040)	$301,380	$(145,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of operations is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Technology and other, included in cost of sales	$1,270	$950	$3,620	$2,590
Customer relationships, included in selling, general and administrative expenses	4,000	2,790	10,840	8,190
Total amortization expense	$5,270	$3,740	$14,460	$10,780

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Finished goods	$146,340	$119,020
Work in process	28,360	21,730
Raw materials	45,750	37,280
Total inventories	$220,450	$178,030
7. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Land and land improvements	$5,840	$5,740
Buildings	57,190	51,480
Machinery and equipment	325,600	291,960
	388,630	349,180
Less: Accumulated depreciation	208,530	189,970
Property and equipment, net	$180,100	$159,210
Depreciation expense as included in the accompanying consolidated statement of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Depreciation expense, included in cost of sales	$5,400	$5,260	$16,420	$15,300
Depreciation expense, included in selling, general and administrative expense	900	730	2,570	2,200
Total depreciation expense	$6,300	$5,990	$18,990	$17,500

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(dollars in thousands)
U.S. bank debt and receivables facility	$217,190	$223,870
Non-U.S. bank debt and other	15,780	140
9¾% senior secured notes, due December 2017	197,020	245,890
	429,990	469,900
Less: Current maturities, long-term debt	17,950	7,290
Long-term debt	$412,040	$462,610
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
Under the Credit Agreement, the Company may be required to prepay a portion of its term loan under an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. In April 2012, the Company prepaid $5.0 million of term loan principal under this provision. The Company is also able to issue letters of credit, not to exceed $50.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2012 and December 31, 2011, the Company had letters of credit of approximately $23.3 million and $23.9 million, respectively, issued and outstanding.
At September 30, 2012 and December 31, 2011, the Company had no amounts outstanding under its revolving credit facilities and had $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $191.1 million and $158.8 million, respectively, of borrowing capacity available to it for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its subsidiaries. Although the terms of the Credit Agreement do not restrict the Company's subsidiaries from making distributions to it in respect of its Senior Notes, it does contain certain other limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The restricted net assets of the guarantor subsidiaries of approximately $513.4 million and $412.8 million at September 30, 2012 and December 31, 2011, respectively, are presented in Note 17, "Supplemental Guarantor Condensed Consolidating Financial Information." The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries. The Company was in compliance with its covenants at September 30, 2012.
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
The Company's term loan facility traded at approximately 99.8% and 99.0% of par value as of September 30, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Non-U.S. Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At September 30, 2012, the balance outstanding under this agreement was approximately $15.6 million at an average interest rate of 3.6%. At December 31, 2011, the Company's Australian subsidiary had no amounts outstanding under this debt agreement.

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
The Company's Senior Notes indenture contains negative and affirmative covenants and other requirements that are comparable to those contained in the Credit Agreement. At September 30, 2012, the Company was in compliance with all such covenant requirements.
The Company's Senior Notes traded at approximately 115.0% and 108.5% of par value as of September 30, 2012 and December 31, 2011, respectively, and was valued based on Level 2 inputs as defined in the fair value hierarchy.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $90.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.50% as of September 30, 2012 and 2011, respectively, and a fee on the unused portion of the facility of 0.45% as of September 30, 2012 and 2011, respectively.
The Company did not have any amounts outstanding under the facility as of September 30, 2012 or December 31, 2011, but had $89.4 million and $57.6 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.3 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively, and $0.8 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively, and are included in interest expense in the accompanying consolidated statement of operations. The facility expires on September 15, 2015.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of September 30, 2012, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2012 and December 31, 2011, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Accrued liabilities	$—	$—	$550	$—
Interest rate swap	Other long-term liabilities	—	—	1,060	—
Total derivatives designated as hedging instruments		$—	$—	$1,610	$—
The effect of interest rate swaps on the consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2012	As of December 31, 2011	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2012	2011	2012	2011
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(1,000)	$—	Interest expense	$(140)	$—	$(250)	$(360)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated interest rate swaps are recognized.

Valuations of the interest rate swap were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 are shown below.

		September 30, 2012
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,610)	$—	$(1,610)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Commitments and Contingencies
Asbestos
As of September 30, 2012, the Company was a party to 1,119 pending cases involving an aggregate of 7,972 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000
Nine Months Ended September 30, 2012	8,048	278	340	14	16,379	2,054,220
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,972 claims pending at September 30, 2012, 76 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.2 to $5.0	$5.0 to $10.0	$10.0+	$0.1 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	57	15	4	51	22	3	57	15	4
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $6.3 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
Packaging – Highly engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications.
Energy – Metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets.
Aerospace & Defense – Highly engineered specialty fasteners and screws for the commercial and military aerospace industries and military munitions components for the defense industry.
Engineered Components – High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, and natural gas engines, compressors, gas production equipment and chemical pumps engineered at well sites for the oil and gas industry.
Cequent Asia Pacific & Cequent Americas – Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories and other accessory components.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Net Sales
Packaging	$77,240	$46,090	$202,250	$137,890
Energy	45,460	42,690	143,220	125,810
Aerospace & Defense	20,810	20,330	58,000	60,160
Engineered Components	51,880	46,010	154,180	126,870
Cequent Asia Pacific	37,480	26,020	94,230	67,390
Cequent Americas	103,000	96,520	319,990	306,190
Total	$335,870	$277,660	$971,870	$824,310
Operating Profit (Loss)
Packaging	$18,240	$10,240	$44,700	$37,140
Energy	3,780	4,560	14,520	14,920
Aerospace & Defense	6,030	5,420	15,710	14,000
Engineered Components	6,310	7,730	22,620	19,010
Cequent Asia Pacific	3,950	5,250	9,000	9,720
Cequent Americas	8,430	9,580	28,090	30,630
Corporate expenses	(10,140)	(6,990)	(26,100)	(20,500)
Total	$36,600	$35,790	$108,540	$104,920
12. Equity Awards
The Company maintains the following long-term equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "Plans"). See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the three or nine months ended September 30, 2012. Information related to stock options at September 30, 2012 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,271,149	$13.29
Exercised	(509,763)	10.90
Cancelled	(2,500)	23.00
Expired	(15,308)	20.00
Outstanding at September 30, 2012	743,578	$14.76	4.4	$6,950,057
As of September 30, 2012, 717,292 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the nine months ended September 30, 2012 and 2011 was $0.4 million and $0.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company did not incur significant stock-based compensation expense related to stock options during the three or nine months ended September 30, 2012 and 2011.
Restricted Shares
During the nine months ended September 30, 2012, the Company issued 6,302 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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
Information related to restricted shares at September 30, 2012 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	332,043	$16.25
Granted	475,533	24.30
Vested	(151,027)	16.77
Cancelled	(13,856)	23.91
Outstanding at September 30, 2012	642,693	$21.92	1.8	$15,495,328

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2012, there was approximately $8.8 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.6 years.
The Company recognized approximately $2.7 million and $0.8 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2012 and 2011, respectively, and approximately $6.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of operations.
13. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 289,120 and 156,213 restricted shares for the three months ended September 30, 2012 and 2011, respectively and 164,163 and 114,911 restricted shares for the nine months ended September 30, 2012 and 2011, respectively. The calculation of diluted earnings per share also included options to purchase 174,101 and 327,185 shares of common stock for the three months ended September 30, 2012 and 2011, respectively and 220,937 and 438,803 for the nine months ended September 30, 2012 and 2011, respectively.
14. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover foreign employees, union hourly employees and certain salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
	(dollars in thousands)
Service costs	$150	$160	$450	$480	$—	$—	$—	$—
Interest costs	410	400	1,210	1,200	20	10	40	30
Expected return on plan assets	(430)	(400)	(1,280)	(1,210)	—	—	—	—
Amortization of prior service cost	—	—	10	10	(70)	(70)	(200)	(200)
Settlement/curtailment (gain)	—	—	—	—	(1,490)	—	(1,490)	—
Amortization of net (gain)/loss	260	180	790	530	(20)	(20)	(60)	(60)
Net periodic benefit cost	$390	$340	$1,180	$1,010	$(1,560)	$(80)	$(1,710)	$(230)
During the third quarter of 2012, the Company recognized previously deferred gains associated with one of the Company's postretirement benefit plans of approximately $1.5 million as a result of not having any remaining eligible participants.
The Company contributed approximately $1.0 million and $5.5 million to its defined benefit pension plans during the three and nine months ended September 30, 2012, respectively. The Company expects to contribute approximately $5.8 million to its defined benefit pension plans for the full year 2012.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-2, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-2"). ASU 2012-2 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, and in some cases, skip the two-step impairment test. The objective of the revised standard is to simplify how an entity tests indefinite-lived intangible assets for impairment and to reduce the cost and complexity of the annual impairment test. ASU 2012-2 will be effective annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating this guidance and the potential impact of the revised standard on the Company's annual indefinite-lived intangible asset impairment test.
16. Subsequent Event
In October 2012, the Company amended and restated its existing Credit Agreement (the "Amended and Restated Credit Agreement" or "ARCA"), pursuant to which the Company was able to reduce interest rates, extend maturities and increase its available liquidity. Below is a summary of the key terms under the ARCA:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Senior Secured Revolving Credit facility	$250.0	10/11/2017	LIBOR plus 2.00%
Senior Secured Term Loan A facility	$200.0	10/11/2017	LIBOR plus 2.00%
Senior Secured Term Loan B facility	$200.0	10/11/2019	LIBOR plus 2.75% with a 1.00% LIBOR floor
The Company used the proceeds from borrowings under the ARCA to repay outstanding amounts under the existing Credit Agreement and to complete a tender offer for its Senior Notes, pursuant to which $176.5 million aggregate principal amount were repurchased, representing 88.3% of the aggregate principal amount outstanding.
The Company incurred approximately $40 million in cash costs during the fourth quarter to complete the above debt restructuring, primarily related to the tender offer premium in connection with the repurchase of the Senior Notes.
17. Supplemental Guarantor Condensed Consolidating Financial Information
Under an indenture dated December 29, 2009, TriMas Corporation, the parent company ("Parent"), issued its Senior Notes in a total principal amount of $250.0 million (face value). The outstanding Senior Notes are fully and unconditionally guaranteed on a joint and several basis by substantially all of the Company's domestic subsidiaries ("Guarantor Subsidiaries”). The Company's non-domestic subsidiaries and TSPC, Inc. have not guaranteed the Senior Notes ("Non-Guarantor Subsidiaries"). The Guarantor Subsidiaries have also guaranteed amounts outstanding under the Company's Credit Agreement.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Balance Sheet
(dollars in thousands)

	September 30, 2012
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated Total
Assets
Current assets:
Cash and cash equivalents	$—	$5,860	$20,230	$—	$26,090
Trade receivables, net	—	147,400	37,640	—	185,040
Receivables, intercompany	—	10,200	—	(10,200)	—
Inventories	—	163,700	56,750	—	220,450
Deferred income taxes	—	17,320	1,190	—	18,510
Prepaid expenses and other current assets	—	8,590	1,560	—	10,150
Total current assets	—	353,070	117,370	(10,200)	460,240
Investments in subsidiaries	513,420	170,050	—	(683,470)	—
Property and equipment, net	—	111,420	68,680	—	180,100
Goodwill	—	204,680	64,580	—	269,260
Intangibles and other assets	4,780	203,640	28,610	(1,340)	235,690
Total assets	$518,200	$1,042,860	$279,240	$(695,010)	$1,145,290
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$—	$2,330	$15,620	$—	$17,950
Accounts payable, trade	—	110,260	38,630	—	148,890
Accounts payable, intercompany	—	—	10,200	(10,200)	—
Accrued liabilities	5,740	60,650	13,090	—	79,480
Total current liabilities	5,740	173,240	77,540	(10,200)	246,320
Long-term debt	197,020	215,020	—	—	412,040
Deferred income taxes	—	56,760	10,920	(1,340)	66,340
Other long-term liabilities	—	58,050	20,730	—	78,780
Total liabilities	202,760	503,070	109,190	(11,540)	803,480
Redeemable noncontrolling interest	—	26,370	—	—	26,370
Total shareholders' equity	315,440	513,420	170,050	(683,470)	315,440
Total liabilities and shareholders' equity	$518,200	$1,042,860	$279,240	$(695,010)	$1,145,290

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$275,570	$88,220	$(27,920)	$335,870
Cost of sales	—	(201,870)	(71,780)	27,920	(245,730)
Gross profit	—	73,700	16,440	—	90,140
Selling, general and administrative expenses	—	(44,240)	(9,310)	—	(53,550)
Gain (loss) on dispositions of property and equipment	—	(20)	30	—	10
Operating profit	—	29,440	7,160	—	36,600
Other expense, net:
Interest expense	(5,140)	(3,620)	(690)	—	(9,450)
Other, net	—	300	(160)	—	140
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(5,140)	26,120	6,310	—	27,290
Income tax (expense) benefit	1,800	(8,160)	(970)	—	(7,330)
Equity in net income of subsidiaries	23,300	5,340	—	(28,640)	—
Net income	19,960	23,300	5,340	(28,640)	19,960
Less: Net income attributable to noncontrolling interests	—	1,290	—	—	1,290
Net income attributable to TriMas Corporation	$19,960	$22,010	$5,340	$(28,640)	$18,670

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Three Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$230,030	$59,910	$(12,280)	$277,660
Cost of sales	—	(164,480)	(43,520)	12,280	(195,720)
Gross profit	—	65,550	16,390	—	81,940
Selling, general and administrative expenses	—	(39,080)	(7,090)	—	(46,170)
Gain (loss) on dispositions of property and equipment	—	70	(50)	—	20
Operating profit	—	26,540	9,250	—	35,790
Other income (expense), net:
Interest expense	(6,420)	(3,660)	(650)	—	(10,730)
Other, net	—	(770)	1,310	—	540
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(6,420)	22,110	9,910	—	25,600
Income tax (expense) benefit	3,330	(9,030)	(2,920)	—	(8,620)
Equity in net income of subsidiaries	21,360	6,990	—	(28,350)	—
Income from continuing operations	18,270	20,070	6,990	(28,350)	16,980
Income from discontinued operations, net of income taxes	—	1,290	—	—	1,290
Net income	$18,270	$21,360	$6,990	$(28,350)	$18,270

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$813,000	$215,870	$(57,000)	$971,870
Cost of sales	—	(593,450)	(170,480)	57,000	(706,930)
Gross profit	—	219,550	45,390	—	264,940
Selling, general and administrative expenses	—	(131,370)	(25,360)	—	(156,730)
Gain on dispositions of property and equipment	—	300	30	—	330
Operating profit	—	88,480	20,060	—	108,540
Other income (expense), net:
Interest expense	(17,750)	(11,130)	(1,540)	—	(30,420)
Debt extinguishment costs	(6,560)	—	—	—	(6,560)
Other, net	—	(3,330)	920	—	(2,410)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(24,310)	74,020	19,440	—	69,150
Income tax (expense) benefit	8,510	(24,260)	(4,020)	—	(19,770)
Equity in net income of subsidiaries	65,180	15,420	—	(80,600)	—
Net income	49,380	65,180	15,420	(80,600)	49,380
Less: Net income attributable to noncontrolling interests	—	1,560	—	—	1,560
Net income attributable to TriMas Corporation	$49,380	$63,620	$15,420	$(80,600)	$47,820

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Operations
(dollars in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net sales	$—	$687,770	$171,000	$(34,460)	$824,310
Cost of sales	—	(490,760)	(125,960)	34,460	(582,260)
Gross profit	—	197,010	45,040	—	242,050
Selling, general and administrative expenses	—	(114,890)	(22,290)	—	(137,180)
Gain (loss) on dispositions of property and equipment	—	80	(30)	—	50
Operating profit	—	82,200	22,720	—	104,920
Other income (expense), net:
Interest expense	(19,250)	(13,320)	(1,800)	—	(34,370)
Debt extinguishment costs	—	(3,970)	—	—	(3,970)
Other, net	—	(5,180)	4,010	—	(1,170)
Income (loss) from continuing operations before income tax (expense) benefit and equity in net income of subsidiaries	(19,250)	59,730	24,930	—	65,410
Income tax (expense) benefit	7,820	(21,510)	(8,040)	—	(21,730)
Equity in net income of subsidiaries	58,540	16,890	—	(75,430)	—
Income from continuing operations	47,110	55,110	16,890	(75,430)	43,680
Income from discontinued operations, net of income taxes	—	3,430	—	—	3,430
Net income	$47,110	$58,540	$16,890	$(75,430)	$47,110

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Comprehensive Income
(dollars in thousands)

	Three Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$19,960	$23,300	$5,340	$(28,640)	$19,960
Other comprehensive income:
Amortization of defined benefit plan deferred (gains) losses, net of tax	—	(820)	80	—	(740)
Foreign currency translation	—	—	3,040	—	3,040
Net changes in unrealized (gain) loss on derivative instruments, net of tax	—	(140)	60	—	(80)
Total other comprehensive loss	—	(960)	3,180	—	2,220
Total comprehensive income	19,960	22,340	8,520	(28,640)	22,180
Less: Net income attributable to noncontrolling interests	—	1,290	—	—	1,290
Total comprehensive income attributable to TriMas Corporation	$19,960	$21,050	$8,520	$(28,640)	$20,890

	Three Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$18,270	$21,360	$6,990	$(28,350)	$18,270
Other comprehensive income:
Amortization of defined benefit plan deferred losses, net of tax	—	30	30	—	60
Foreign currency translation	—	—	(11,340)	—	(11,340)
Total other comprehensive income (loss)	—	30	(11,310)	—	(11,280)
Total comprehensive income	$18,270	$21,390	$(4,320)	$(28,350)	$6,990

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Comprehensive Income
(dollars in thousands)

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$49,380	$65,180	$15,420	$(80,600)	$49,380
Other comprehensive income
Amortization of defined benefit plan deferred (gains) losses, net of tax	—	(700)	170	—	(530)
Foreign currency translation	—	—	2,680	—	2,680
Net changes in unrealized gain on derivative instruments, net of tax	—	(1,000)	—	—	(1,000)
Total other comprehensive loss	—	(1,700)	2,850	—	1,150
Total comprehensive income	49,380	63,480	18,270	(80,600)	50,530
Less: Net income attributable to noncontrolling interests	—	1,560	—	—	1,560
Total comprehensive income attributable to TriMas Corporation	$49,380	$61,920	$18,270	$(80,600)	$48,970

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Net income	$47,110	$58,540	$16,890	$(75,430)	$47,110
Other comprehensive income
Amortization of defined benefit plan deferred losses, net of tax	—	90	80	—	170
Foreign currency translation	—	—	(3,990)	—	(3,990)
Net changes in unrealized loss on derivative instruments, net of tax	—	230	—	—	230
Total other comprehensive income (loss)	—	320	(3,910)	—	(3,590)
Total comprehensive income	$47,110	$58,860	$12,980	$(75,430)	$43,520

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,170)	$26,100	$1,470	$—	15,400
Cash Flows from Investing Activities:
Capital expenditures	—	(23,600)	(12,840)	—	(36,440)
Acquisition of businesses, net of cash acquired	—	(62,730)	(21,870)	—	(84,600)
Net proceeds from disposition of assets	—	2,790	160	—	2,950
Net cash used for investing activities	—	(83,540)	(34,550)	—	(118,090)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	79,040	—	—	—	79,040
Proceeds from borrowings on term loan facilities	—	—	140,370	—	140,370
Repayments of borrowings on term loan facilities	—	(6,610)	(124,240)	—	(130,850)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	555,300	—	—	555,300
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(555,300)	—	—	(555,300)
Repurchase of 9¾% senior secured notes	(50,000)	—	—	—	(50,000)
Senior secured notes redemption premium	(4,880)	—	—	—	(4,880)
Distributions to noncontrolling interests	—	(820)	—	—	(820)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	—	—	—	(990)
Proceeds from exercise of stock options	5,680	—	—	—	5,680
Excess tax benefits from stock based compensation	—	2,310	—	—	2,310
Intercompany transfers (to) from subsidiaries	(16,680)	34,600	(17,920)	—	—
Net cash provided by (used for) financing activities	12,170	29,480	(1,790)	—	39,860
Cash and Cash Equivalents:
Decrease for the period	—	(27,960)	(34,870)	—	(62,830)
At beginning of period	—	33,820	55,100	—	88,920
At end of period	$—	$5,860	$20,230	$—	$26,090

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Supplemental Guarantor
Condensed Financial Statements
Consolidating Statement of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated Total
Cash Flows from Operating Activities:
Net cash provided by (used for) operating activities	$(12,190)	$29,050	$18,690	$—	$35,550
Cash Flows from Investing Activities:
Capital expenditures	—	(14,950)	(8,570)	—	(23,520)
Acquisition of businesses, net of cash acquired	—	(27,200)	(1,420)	—	(28,620)
Net proceeds from disposition of assets	—	2,190	50	—	2,240
Net cash used for investing activities	—	(39,960)	(9,940)	—	(49,900)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	—	225,000	1,520	—	226,520
Repayments of borrowings on term loan facilities	—	(249,510)	(660)	—	(250,170)
Proceeds from borrowings on revolving credit facilities and accounts receivable facility	—	551,900	—	—	551,900
Repayments of borrowings on revolving credit facilities and accounts receivable facility	—	(547,020)	—	—	(547,020)
Debt financing fees	—	(6,680)	—	—	(6,680)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(830)	—	—	—	(830)
Proceeds from exercise of stock options	960	—	—	—	960
Excess tax benefits from stock based compensation	—	3,840	—	—	3,840
Intercompany transfers (to) from subsidiaries	12,060	18,430	(30,490)	—	—
Net cash provided by (used for) financing activities	12,190	(4,040)	(29,630)	—	(21,480)
Cash and Cash Equivalents:
Decrease for the period	—	(14,950)	(20,880)	—	(35,830)
At beginning of period	—	15,070	31,300	—	46,370
At end of period	$—	$120	$10,420	$—	$10,540

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
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent Americas.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes. The economy was in a period of recovery during 2011, which, along with significant market share gains and new product introductions, resulted in year-over-year net sales increases in all six of our reportable segments. The economic conditions have continued into 2012 in certain markets, which, together with market share gains, new product introductions and acquisitions, resulted in year-over-year net sales increases in five of our six reportable segments.
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging and Energy reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving forward with more efficient facilities and lower cost country production. While our growth strategies, particularly in Packaging and Energy, have helped to significantly increase our net sales levels and set the foundation for continued growth, and our Cequent footprint projects will yield more effective and efficient manufacturing capability and flexibility while also reducing costs, our earnings margins have declined as we incur costs to pursue these endeavors. For Packaging and Energy, margins have declined at the onset of the acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense), integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. For the Cequent businesses, duplicative costs from multiple facilities, manufacturing inefficiencies associated with the start-up of new facilities and move costs have significantly impacted margins. While these endeavors have significantly impacted margins in 2012, we believe that the margins in the Packaging and Energy businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies, and Cequent margins will improve once the facilities are fully operational.
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
There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent Americas, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales is derived from international sources, which exposes us to certain risks, including currency risks.
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. Despite the sales increases in the past two years, we recognize that consumer sentiment and the end market conditions remain unstable, primarily for Cequent Americas, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.

We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs, except for certain circumstances, primarily within Cequent Americas during 2011, where we intentionally kept selling prices constant for certain customers despite material price increases to earn incremental sales. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases. We will continue to take actions as necessary to manage risks associated with increasing steel or other raw material costs. However, such increased costs may adversely impact our earnings.
We report shipping and handling expenses associated with our Cequent Americas reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statement of operations. As such, gross margins for the Cequent Americas reportable segment may not be comparable to those of our other reportable segments, which primarily rely on third party distributors, for which all costs are included in cost of sales.

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six current reportable segments for the three months ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$77,240	23.0%	$46,090	16.6%
Energy	45,460	13.5%	42,690	15.4%
Aerospace & Defense	20,810	6.2%	20,330	7.3%
Engineered Components	51,880	15.4%	46,010	16.6%
Cequent Asia Pacific	37,480	11.2%	26,020	9.4%
Cequent Americas	103,000	30.7%	96,520	34.7%
Total	$335,870	100.0%	$277,660	100.0%
Gross Profit
Packaging	$26,280	34.0%	$17,150	37.2%
Energy	11,640	25.6%	11,000	25.8%
Aerospace & Defense	8,570	41.2%	8,320	40.9%
Engineered Components	9,200	17.7%	10,910	23.7%
Cequent Asia Pacific	7,310	19.5%	7,880	30.3%
Cequent Americas	27,140	26.3%	26,680	27.6%
Total	$90,140	26.8%	$81,940	29.5%
Selling, General and Administrative
Packaging	$8,040	10.4%	$6,890	14.9%
Energy	7,840	17.2%	6,450	15.1%
Aerospace & Defense	2,540	12.2%	2,890	14.2%
Engineered Components	2,890	5.6%	3,240	7.0%
Cequent Asia Pacific	3,390	9.0%	2,590	10.0%
Cequent Americas	18,710	18.2%	17,120	17.7%
Corporate expenses	10,140	N/A	6,990	N/A
Total	$53,550	15.9%	$46,170	16.6%
Operating Profit (Loss)
Packaging	$18,240	23.6%	$10,240	22.2%
Energy	3,780	8.3%	4,560	10.7%
Aerospace & Defense	6,030	29.0%	5,420	26.7%
Engineered Components	6,310	12.2%	7,730	16.8%
Cequent Asia Pacific	3,950	10.5%	5,250	20.2%
Cequent Americas	8,430	8.2%	9,580	9.9%
Corporate expenses	(10,140)	N/A	(6,990)	N/A
Total	$36,600	10.9%	$35,790	12.9%
Depreciation and Amortization
Packaging	$4,650	6.0%	$3,450	7.5%
Energy	1,010	2.2%	780	1.8%
Aerospace & Defense	640	3.1%	730	3.6%
Engineered Components	980	1.9%	830	1.8%
Cequent Asia Pacific	1,280	3.4%	920	3.5%
Cequent Americas	2,980	2.9%	3,000	3.1%
Corporate expenses	40	N/A	30	N/A
Total	$11,580	3.4%	$9,740	3.5%

The following table summarizes financial information for our six current reportable segments for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$202,250	20.8%	$137,890	16.7%
Energy	143,220	14.7%	125,810	15.3%
Aerospace & Defense	58,000	6.0%	60,160	7.3%
Engineered Components	154,180	15.9%	126,870	15.4%
Cequent Asia Pacific	94,230	9.7%	67,390	8.2%
Cequent Americas	319,990	32.9%	306,190	37.1%
Total	$971,870	100.0%	$824,310	100.0%
Gross Profit
Packaging	$69,970	34.6%	$56,340	40.9%
Energy	37,000	25.8%	34,140	27.1%
Aerospace & Defense	23,640	40.8%	22,710	37.7%
Engineered Components	31,690	20.6%	27,400	21.6%
Cequent Asia Pacific	18,540	19.7%	17,770	26.4%
Cequent Americas	84,100	26.3%	83,690	27.3%
Total	$264,940	27.3%	$242,050	29.4%
Selling, General and Administrative
Packaging	$25,270	12.5%	$19,170	13.9%
Energy	22,440	15.7%	19,230	15.3%
Aerospace & Defense	7,930	13.7%	8,650	14.4%
Engineered Components	9,360	6.1%	8,550	6.7%
Cequent Asia Pacific	9,580	10.2%	8,040	11.9%
Cequent Americas	56,050	17.5%	53,040	17.3%
Corporate expenses	26,100	N/A	20,500	N/A
Total	$156,730	16.1%	$137,180	16.6%
Operating Profit (Loss)
Packaging	$44,700	22.1%	$37,140	26.9%
Energy	14,520	10.1%	14,920	11.9%
Aerospace & Defense	15,710	27.1%	14,000	23.3%
Engineered Components	22,620	14.7%	19,010	15.0%
Cequent Asia Pacific	9,000	9.6%	9,720	14.4%
Cequent Americas	28,090	8.8%	30,630	10.0%
Corporate expenses	(26,100)	N/A	(20,500)	N/A
Total	$108,540	11.2%	$104,920	12.7%
Depreciation and Amortization
Packaging	13,310	6.6%	9,620	7.0%
Energy	2,330	1.6%	2,110	1.7%
Aerospace & Defense	2,010	3.5%	2,000	3.3%
Engineered Components	2,790	1.8%	2,630	2.1%
Cequent Asia Pacific	2,910	3.1%	2,780	4.1%
Cequent Americas	9,980	3.1%	9,020	2.9%
Corporate expenses	120	N/A	110	N/A
Total	33,450	3.4%	28,270	3.4%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2012, compared with the three months ended September 30, 2011, were:

•
the impact of our Innovative Molding and Arminak & Associates, LLC ("Arminak") acquisitions in our Packaging reportable segment, the CIFAL Industrial e Comercial Ltda ("CIFAL") acquisition in our Energy reportable segment, the Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran") acquisition in our Cequent Americas reportable segment, and the Trail Com Limited ("Trail Com") acquisition in our Cequent Asia Pacific reportable segment;

•	market share gains and new product introductions in the third quarter of 2012, primarily within our Energy, Engineered Components, Cequent Asia Pacific and Cequent Americas reportable segments;

•
footprint consolidation and relocation projects within our Cequent Americas and Cequent Asia Pacific reportable segments, under which we incurred approximately $3.0 million of manufacturing inefficiency, facility move and duplicate costs during the third quarter of 2012; and

•
continued economic strength in certain of the markets our businesses serve in the third quarter of 2012 compared to the third quarter of 2011, contributing to increased net sales in all of our six reportable segments.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
Overall, net sales increased approximately $58.2 million, or approximately 21.0%, to $335.9 million for the three months ended September 30, 2012, as compared with $277.7 million in the three months ended September 30, 2011. During the third quarter of 2012, net sales increased in all reportable segments. Of the sales increase, approximately $34.7 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Engineered Components and Cequent Asia Pacific reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $2.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 26.8% and 29.5% for the three months ended September 30, 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense reportable segment improved compared to the third quarter of 2011, due to an increase in percentage of sales from higher-margin aerospace products. Gross profit margins in our other five reportable segments declined, with the largest reason being in our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments, where we incurred approximately $3.0 million during the third quarter of 2012. In addition, we also experienced a less favorable product sales mix in multiple reportable segments and charges associated with purchase accounting adjustments related to step-up in value and subsequent sale of inventory related to our recent acquisitions. Gross profit margin in our Packaging and Cequent Asia Pacific reportable segments also declined as our recent acquisitions have lower margins than the segment's historical margins. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, particularly in our Packaging reportable segment, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus do not gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 10.9% and 12.9% for the three months ended September 30, 2012 and 2011, respectively. Operating profit increased approximately $0.8 million, or 2.3%, to $36.6 million for the three months ended September 30, 2012, from $35.8 million for the three months ended September 30, 2011, primarily due to higher sales levels. The operating profit increase was partially offset by approximately $2.6 million of purchase accounting related adjustments and incremental intangible asset amortization costs resulting from our recent acquisitions in the Packaging, Energy, Cequent Asia Pacific and Cequent Americas reportable segments. In addition, operating profit margins decreased due to a less favorable product mix in multiple reportable segments, higher costs associated with our global growth initiatives in our Energy reportable segment and due to costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments.

Interest expense decreased approximately $1.3 million, to $9.5 million, for the three months ended September 30, 2012, as compared to $10.7 million for the three months ended September 30, 2011. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 3.8% for the three months ended September 30, 2012, from 4.0% for the three months ended September 30, 2011. In addition, interest expense declined due to a decrease in our weighted-average U.S. variable rate borrowings to approximately $284.7 million in the three months ended September 30, 2012, from approximately $300.6 million in the three months ended September 30, 2011.
Other income (expense), net increased approximately $0.4 million, to $0.1 million for the three months ended September 30, 2012, compared to $0.5 million for the three months ended September 30, 2011. This increase related primarily to lower gains on transactions denominated in foreign currencies in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
The effective income tax rates for the three months ended September 30, 2012 and 2011 were 26.9% and 33.7%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate coupled with a higher percentage of foreign versus domestic taxable income in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.
Net income from continuing operations increased by approximately $3.0 million, to $20.0 million for the three months ended September 30, 2012, compared to $17.0 million for the three months ended September 30, 2011. The increase was primarily the result of a $1.3 million reduction in interest expense, plus the $0.8 million increase in operating profit, plus a $1.3 million reduction in income tax expense, less the $0.4 million increase in other expense, net.
Net income attributable to noncontrolling interest was $1.3 million for the three months ended September 30, 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $31.2 million, or 67.6%, to $77.2 million in the three months ended September 30, 2012, as compared to $46.1 million in the three months ended September 30, 2011. Of this increase, approximately $23.6 million and $4.8 million were a result of our acquisitions of Arminak in February 2012 and Innovative Molding in August 2011, respectively. Sales of our specialty systems products increased by approximately $3.3 million, primarily due to increased demand from our North American dispensing customers. In addition, sales of our industrial closures, rings and levers increased approximately $0.8 million, as an increase in North American sales more than offset a decline in European sales. These increases in sales were partially offset by a decrease of approximately $1.3 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $9.1 million to $26.3 million, or 34.0% of sales, in the three months ended September 30, 2012, as compared to $17.2 million, or 37.2% of sales, in the three months ended September 30, 2011, primarily due to the higher sales levels as a result of our acquisitions of Arminak and Innovative Molding. Also contributing to the increase were approximately $1.3 million in purchase accounting adjustments related to our Innovative Molding acquisition for the step-up in value of acquired inventory and costs incurred to move to a new facility, which adversely impacted gross margin in the third quarter of 2011 and did not recur in the third quarter of 2012. However, gross profit margin declined as a result of a less favorable product sales mix due to lower sales of higher-margin European industrial products and increased sales levels from historically lower margin Arminak and Innovative Molding products, intangible asset amortization costs associated with our acquisitions of Arminak and Innovative Molding and increased international freight costs, which were partially offset by savings from ongoing productivity and automation initiatives. Gross profit also decreased by approximately $0.5 million due to unfavorable currency exchange.
Packaging's selling, general and administrative expenses increased approximately $1.2 million to $8.0 million, or 10.4% of sales, in the three months ended September 30, 2012, as compared to $6.9 million, or 14.9% of sales, in the three months ended September 30, 2011. The increase primarily resulted from ongoing selling, general and administrative expenses from the acquired companies, with the most significant item being approximately $0.9 million of incremental intangible asset amortization costs. The increase was partially offset by the recognition of a previously deferred gain of $1.5 million during the three months ended September 30, 2012, associated with the segment's postretirement benefit plan, as a result of not having any remaining eligible participants. However, selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.

Packaging's operating profit increased approximately $8.0 million to $18.2 million, or 23.6% of sales, in the three months ended September 30, 2012, as compared to $10.2 million, or 22.2% of sales, in three months ended September 30, 2011. Operating profit increased primarily due to our higher sales levels as a result of our acquisitions of Arminak and Innovative Molding, with operating profit margins also increasing as the recognition of the previously deferred gain relating to the post-retirement benefit plan during the third quarter of 2012 and our ongoing productivity and automation savings more than offset the less favorable product sales mix, increase in amortization of intangible asset costs related to the acquired companies and higher selling, general and administrative costs.
Energy.    Net sales for the three months ended September 30, 2012 increased approximately $2.8 million, or 6.5%, to $45.5 million, as compared to $42.7 million in the three months ended September 30, 2011. Of this increase, approximately $1.3 million was due to the acquisition of CIFAL in July 2012, $2.3 million was due to continued market share gains within our highly-engineered bolt product line and $1.1 million resulted from sales generated by our new Grimsby, UK; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities. These increases were partially offset by deferrals of customer turnaround activity at refineries and petrochemical plants. In addition, sales decreased by approximately $0.5 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $0.6 million to $11.6 million, or 25.6% of sales, in the three months ended September 30, 2012, as compared to $11.0 million, or 25.8% of sales, in the three months ended September 30, 2011, primarily due to higher sales levels and productivity initiatives. However, gross profit margin remained approximately flat due to the step-up in value and subsequent sale of inventory in connection with our CIFAL acquisition and due to a less favorable product sales mix, as a higher percentage of sales were generated from our new branches, which have lower margins due to aggressively pricing products to penetrate new markets.
Selling, general and administrative expenses within Energy increased approximately $1.4 million to $7.8 million, or 17.2% of sales, in the three months ended September 30, 2012, as compared to $6.5 million, or 15.1% of sales, in the three months ended September 30, 2011. We incurred approximately $0.8 million in incremental costs related to our acquisition of CIFAL for normal operating selling, general and administrative costs and combined legal, finance and other diligence costs. The remainder of the increase is primarily due to higher employee costs and professional fees in support of our growth initiatives.
Overall, operating profit within Energy decreased approximately $0.8 million to $3.8 million, or 8.3% of sales, in the three months ended September 30, 2012, as compared to $4.6 million, or 10.7% of sales, in the three months ended September 30, 2011, due to the aforementioned purchase accounting adjustments and acquisition costs. The operating profit decline was also attributable to the continued increase in sales in our new branches, which typically have lower margins as they penetrate new markets and higher selling, general and administrative expenses in support of our growth initiatives.
Aerospace & Defense.    Net sales for the three months ended September 30, 2012 increased approximately $0.5 million, or 2.4%, to $20.8 million, as compared to $20.3 million in the three months ended September 30, 2011. Sales in our aerospace business increased approximately $2.4 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines as a result of increased demand from our distribution customers in response to new programs and increased activity with airplane frame manufacturers, as well as the recent introduction of new products and sales growth in China. This increase was partially offset by a decrease in sales in our defense business of approximately $1.9 million, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense increased approximately $0.3 million to $8.6 million, or 41.2% of sales, in the three months ended September 30, 2012, from $8.3 million, or 40.9% of sales, in the three months ended September 30, 2011, primarily due to higher aerospace fastener sales, with margin improvement resulting from an increase in percentage of sales from higher-margin aerospace products, which was partially offset by labor inefficiencies and costs during the third quarter of 2012 associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona.
Selling, general and administrative expenses decreased approximately $0.4 million to $2.5 million, or 12.2% of sales, in the three months ended September 30, 2012, as compared to $2.9 million, or 14.2% of sales, in the three months ended September 30, 2011, as this segment was able to reduce its selling, general and administrative expenses both in dollars spent and as a percentage of sales due to additional leverage gained on the higher sales levels in our aerospace business, decreased sales commissions, as a lower percentage of our sales in the three months ended September 30, 2012 were subject to third-party commission arrangements in the three months ended September 30, 2011 and a general decrease in spending in our defense business due to the winding-down of the relocation contract.

Operating profit within Aerospace & Defense increased approximately $0.6 million to $6.0 million, or 29.0% of sales, in the three months ended September 30, 2012, as compared to $5.4 million, or 26.7% of sales, in the three months ended September 30, 2011 , primarily as a result of increase in sales levels in our aerospace business, a more favorable sales mix resulting from a higher percentage of segment revenue being generated from higher-margin aerospace products and lower selling, general and administrative expenses, which more than offset the inefficiencies and costs associated with our new Tempe facility.
Engineered Components.    Net sales for the three months ended September 30, 2012 increased approximately $5.9 million, or 12.8%, to $51.9 million, as compared to $46.0 million in the three months ended September 30, 2011. Sales of slow speed and compressor engines and related products increased by approximately $4.8 million, as sales of engines and engine parts increased by approximately $4.3 million due to increased oil drilling activity. Sales of gas compression products and processing and meter run equipment increased by approximately $0.5 million, as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased by approximately $1.1 million, primarily due to continued market share gains, which we believe were partially aided by recent competitive balance in the high pressure cylinder market following the International Trade Commission's ("ITC's") May 2012 imposition of antidumping and countervailing duties on imported high pressure cylinders.
Gross profit within Engineered Components decreased approximately $1.7 million to $9.2 million, or 17.7% of sales, in the three months ended September 30, 2012, from $10.9 million, or 23.7% of sales, in the three months ended September 30, 2011, primarily as a result of a less favorable product sales mix within our engine business toward lower margin engines and related parts, and due to less favorable absorption of fixed costs within our engine business as they reduced production and purchasing levels.
Selling, general and administrative expenses decreased approximately $0.4 million to $2.9 million, or 5.6% of sales, in the three months ended September 30, 2012, as compared to $3.2 million, or 7.0% of sales, in the three months ended September 30, 2011, primarily as a result of decreased legal fees in our industrial cylinder business due to the resolution of the antidumping case. In addition, selling, general and administrative expenses were lower year-over-year as a percentage of sales due to the operating leverage gained on higher sales levels.
Operating profit within Engineered Components decreased approximately $1.4 million to $6.3 million, or 12.2% of sales, in the three months ended September 30, 2012, as compared to operating profit of $7.7 million, or 16.8% of sales, in the three months ended September 30, 2011, primarily due to a less favorable product sales mix and less favorable fixed cost absorption in our engine business, which was partially offset by lower selling, general and administrative expenses due to the decrease in legal fees.
Cequent Asia Pacific.    Net sales increased approximately $11.5 million, or 44.0%, to $37.5 million in the three months ended September 30, 2012, as compared to $26.0 million in the three months ended September 30, 2011. Approximately $5.9 million of the sales increase was due to new business awards in Thailand, $3.3 million was due to the July 2012 acquisition of Trail Com with operations in Australia and New Zealand, and $1.0 million was due to the BTM acquisition in South Africa, which was completed during the fourth quarter of 2011. In addition, the economy in this region began to stabilize during the second half of 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout the first nine months of 2011. The third quarter of 2012 has also been aided by improved consumer spending and increased vehicle availability. Partially offsetting these increases was the negative impact of currency exchange of approximately $0.7 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent Asia Pacific's gross profit decreased approximately $0.6 million to $7.3 million, or 19.5% of sales, in the three months ended September 30, 2012, from approximately $7.9 million, or 30.3% of sales, in the three months ended September 30, 2011. Despite the increase in net sales, gross profit dollars and margins declined as a result of approximately $0.7 million of purchase accounting-related adjustments related to the step up in value and subsequent sale of inventory in connection with our Trail Com Acquisition, $0.7 million related to a recovery of tooling costs in the third quarter of 2011 that did not recur in the third quarter of 2012 and $1.6 million of incremental costs associated with the consolidation into the new manufacturing facility, including duplicate rent until the former facility is subleased, move costs for the remaining machines to be relocated to the new facility and production inefficiencies due to the new facility not yet operating at an effective capacity coupled with very high demand levels given the improved consumer spending. In addition, gross profit margin declined due to the two acquired businesses having historically lower margin levels than the legacy Cequent Australia business.
Selling, general and administrative expenses increased approximately $0.8 million to $3.4 million, or 9.0% of sales, in the three months ended September 30, 2012, as compared to $2.6 million, or 10.0% of sales, in the three months ended September 30, 2011, primarily in support of our growth initiatives, including the normal operating selling, general and administrative costs related to BTM and Trail Com. However, selling, general and administrative expenses declined by 100 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.

Cequent Asia Pacific's operating profit decreased approximately $1.3 million to approximately $4.0 million, or 10.5% of sales, in the three months ended September 30, 2012 as compared to $5.3 million, or 20.2% of net sales, in the three months ended September 30, 2011, primarily as the profit earned on the higher sales levels was more than offset by purchase accounting-related adjustments, tooling cost recovery in the third quarter of 2011 that did not recur in the third quarter of 2012, and manufacturing inefficiencies associated with the new facility and wind-down of the two former manufacturing facilities.
Cequent Americas.    Net sales increased approximately $6.5 million, or 6.7%, to $103.0 million in the three months ended September 30, 2012, as compared to $96.5 million in the three months ended September 30, 2011, primarily due to year-over-year increases within our auto original equipment ("OE") and retail channels and the July 2012 acquisition of Engetran. Of this increase, approximately $3.3 million was a result of higher sales levels within our auto OE channel, as we increased sales levels on both brake control and core hitches to our original equipment customers. Sales within our retail channel increased by approximately $2.8 million in the third quarter of 2012 compared to the third quarter of 2011, primarily due to sales related to our new broom and brush product line. In addition, Engetran added sales of approximately $0.7 million during the third quarter of 2012. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit increased approximately $0.5 million to $27.1 million, or 26.3% of sales, in the three months ended September 30, 2012, from approximately $26.7 million, or 27.6% of sales, in the three months ended September 30, 2011. While gross profit increased year-over-year due to the sales increase, gross profit margin decreased primarily due to approximately $1.4 million in costs incurred during the third quarter of 2012 related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto. In addition, we experienced a less favorable product sales mix, with a higher percentage of sales in the auto OE channel, the retail new broom and brush line and from the Engetran acquisition than the higher margin aftermarket channel in the third quarter of 2012 compared to the third quarter of 2011.
Selling, general and administrative expenses increased approximately $1.6 million to $18.7 million, or 18.2% of sales, in the three months ended September 30, 2012, as compared to $17.1 million, or 17.7% of sales, in the three months ended September 30, 2011, primarily as a result of the timing of sales promotions and advertising, higher employee costs in support of our growth initiatives and incremental travel, legal, finance and other diligence costs associated with consummating our acquisition in Brazil,.
Cequent Americas' operating profit decreased approximately $1.2 million to $8.4 million, or 8.2% of sales, in the three months ended September 30, 2012 as compared to $9.6 million, or 9.9% of net sales, in the three months ended September 30, 2011, as the increases in operating profit associated with the higher sales levels were more than offset by the increase in selling, general and administrative expenses in support of our growth initiatives, costs incurred related to the footprint and lower cost country project and a less favorable product sales mix in the three months ended September 30, 2012.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended September 30,
	2012	2011
	(in millions)
Corporate operating expenses	$4.1	$3.3
Employee costs and related benefits	6.0	3.7
Corporate expenses	$10.1	$7.0
Corporate expenses increased approximately $3.1 million to $10.1 million for the three months ended September 30, 2012, from $7.0 million for the three months ended September 30, 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with long-term incentive programs in the third quarter of 2012 as compared to the third quarter of 2011.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There were no businesses classified as discontinued operations for the three months ended September 30, 2012. During the three months ended September 30, 2011 income from discontinued operations, net of income taxes was $1.3 million. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
Overall, net sales increased approximately $147.6 million, or approximately 17.9%, to $971.9 million for the nine months ended September 30, 2012, as compared with $824.3 million in the nine months ended September 30, 2011. During the first nine months of 2012, net sales increased in all of our reportable segments except the Aerospace & Defense reportable segment. Of the sales increase, approximately $77.3 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Engineered Components reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets.
Gross profit margin (gross profit as a percentage of sales) approximated 27.3% and 29.4% for the nine months ended September 30, 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense reportable segment improved by 310 basis points compared to the first nine months of 2011, due primarily to operating leverage on higher aerospace fastener sales levels and a more favorable product sales mix resulting from an increase in percentage of sales from higher-margin aerospace products. However, overall gross profit margins declined, as our historically lower gross profit margin reportable segments comprised a greater percentage of total Company sales in the first nine months of 2012 than in the first nine months of 2011. In addition, several segments reported a less favorable product sales mix within the reportable segment. Although our recent acquisitions of CIFAL, Trail Com and Engetran generated approximately $5.3 million of sales in 2012, they yielded negative gross profit of approximately $0.2 million due to purchase accounting adjustments related to step-up in value and subsequent sale of inventory and other costs associated with their transition to TriMas ownership. Also, our first nine months 2012 gross profit margin was negatively impacted by approximately $7.4 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives, particularly in our Packaging reportable segment, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives, as our gross profit margins, particularly in our Energy reportable segment, are lower when we open facilities in new geographies and aggressively price these products to gain market penetration plus do not gain the operating leverage on our fixed costs until projected sales volumes are achieved in the future.
Operating profit margin (operating profit as a percentage of sales) approximated 11.2% and 12.7% for the nine months ended September 30, 2012 and 2011, respectively. Operating profit increased approximately $3.6 million, or 3.5%, to $108.5 million for the nine months ended September 30, 2012, from $104.9 million for the nine months ended September 30, 2011, primarily as a result of the higher sales levels. Our operating margins declined resulting from our recent acquisitions in the Packaging, Energy, Cequent Asia Pacific and Cequent Americas reportable segments, a less favorable product mix in multiple reportable segments, higher costs associated with our global growth initiatives in our Energy reportable segment, costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments and increased selling, general and administrative expenses related to acquisitions and to support our sales growth initiatives.
Interest expense decreased approximately $4.0 million, to $30.4 million, for the nine months ended September 30, 2012, as compared to $34.4 million for the nine months ended September 30, 2011. The decrease in interest expense was primarily the result of a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 3.9% for the nine months ended September 30, 2012, from 4.8% for the nine months ended September 30, 2011. In addition, interest expense declined due to a decrease in our weighted-average U.S. borrowings to approximately $275.5 million in the nine months ended September 30, 2012, from approximately $296.5 million in the nine months ended September 30, 2011.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the nine months ended September 30, 2012. During the first nine months of 2011, approximately $4.0 million was incurred related to the refinance of our U.S. credit agreement.
Other income (expense), net increased approximately $1.2 million, to $2.4 million for the nine months ended September 30, 2012, compared to $1.2 million for the nine months ended September 30, 2011. This increase relates primarily to incremental losses on transactions denominated in foreign currencies in the first nine months of 2012 compared to the first nine months of 2011.
The effective income tax rates for the nine months ended September 30, 2012 and 2011 were 28.6% and 33.2%, respectively. During the nine months ended September 30, 2012 and 2011, we recorded net tax benefits primarily related to the change of uncertain tax position reserves for which the statute of limitations expired of approximately $1.2 million and $1.0 million, respectively. We also benefited from an overall lower foreign effective tax rate and a higher percentage of foreign versus domestic taxable income in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Net income from continuing operations increased by approximately $5.7 million, to $49.4 million for the nine months ended September 30, 2012, compared to $43.7 million for the nine months ended September 30, 2011. The increase was primarily a result of the $3.6 million increase in operating profit, plus the $4.0 million reduction in interest expense, plus the $1.9 million decrease in income tax expense, less the $2.6 million increase in debt extinguishment costs, less the $1.2 million increase in other expense.
Net income attributable to noncontrolling interest was $1.6 million for the nine months ended September 30, 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $64.4 million, or 46.7%, to $202.3 million in the nine months ended September 30, 2012, as compared to $137.9 million in the nine months ended September 30, 2011. Our acquisitions of Arminak in February 2012 and Innovative Molding in August 2011 contributed sales of approximately $45.0 million and $24.0 million, respectively. Sales of our specialty systems products increased by approximately $4.1 million, as an increase in North American sales more than offset a decline in European sales. These increases in sales were partially offset by a decrease in sales of our industrial closures, rings and levers of approximately $5.3 million, primarily due to continued weak demand throughout Europe and lower demand in North America during the first half of 2012 as customers reduced inventories in response to uncertain economic conditions. In addition, sales decreased by approximately $3.4 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $13.6 million to $70.0 million, or 34.6% of sales, in the nine months ended September 30, 2012, as compared to $56.3 million, or 40.9% of sales, in the nine months ended September 30, 2011. Gross profit increased primarily due to the higher sales levels as a result of our acquisitions of Arminak and Innovative Molding. Also contributing to the increase were approximately $1.3 million in purchase accounting adjustments related to our Innovative Molding acquisition for the step-up in value of acquired inventory and costs incurred to move to a new facility, which adversely impacted gross margin in the nine months ended September 30, 2011 and did not recur in nine months ended September 30, 2012. However, gross profit margin declined, as we incurred approximately $2.0 million of purchase accounting-related adjustments during the nine months ended September 30, 2012 related to step-up in value and subsequent amortization of inventory and intangible assets in connection with our Arminak acquisition. Gross profit margin further declined due to a less favorable product sales mix, as Arminak and Innovative Molding both yield lower gross margins than the legacy Packaging business, and as a result of approximately $1.3 million of unfavorable currency exchange. While this segment continues to generate savings from its productivity and automation initiatives, the savings from these projects was more than offset by further reductions in gross profit resulting from lower fixed cost absorption due to reduced industrial product sales and increased international freight costs.
Packaging's selling, general and administrative expenses increased approximately $6.1 million to $25.3 million, or 12.5% of sales, in the nine months ended September 30, 2012, as compared to $19.2 million, or 13.9% of sales, in the nine months ended September 30, 2011. This segment incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak and approximately $2.4 million of intangible asset amortization costs for both Arminak and Innovative Molding. The remainder of the year-over-year increase is primarily related to operating selling, general and administrative expenses in the two acquired companies, partially offset by the recognition of a previously deferred gain of $1.5 million associated with the segment's postretirement benefit plan, as a result of not having any remaining eligible participants. Selling, general and administrative expenses decreased as a percentage of sales due to both the postretirement gain and the operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $7.6 million to $44.7 million, or 22.1% of sales, in the nine months ended September 30, 2012, as compared to $37.1 million, or 26.9% of sales, in the nine months ended September 30, 2011. Operating profit increased primarily due to our higher sales levels as a result of our acquisitions, and the recognition of the previously deferred gain relating to the post-retirement benefit plan during the third quarter of 2012, which were partially offset by the addition of operating selling, general and administrative costs related to our recent acquisitions. Operating profit margin declined primarily due to the aforementioned purchase accounting adjustments and acquisition costs and a less favorable product sales mix, primarily resulting from the mix shift of more sales generated by the acquired companies, which had lower historical margins that the Rieke business.

Energy.    Net sales for the nine months ended September 30, 2012 increased approximately $17.4 million, or 13.8%, to $143.2 million, as compared to $125.8 million in the nine months ended September 30, 2011. Of this increase, approximately $1.3 million was due to the acquisition of CIFAL in July 2012, $7.1 million was due to continued market share gains within our highly-engineered bolt product line and $2.8 million resulted from sales generated by our new Grimsby, UK; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities. The remaining $7.1 million was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers. These increases were partially offset by approximately $0.9 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $2.9 million to $37.0 million, or 25.8% of sales, in the nine months ended September 30, 2012, as compared to $34.1 million, or 27.1% of sales, in the nine months ended September 30, 2011. Gross profit increased approximately $4.7 million as a result of the higher sales levels. However, gross profit margins declined year-over-year due to our CIFAL acquisition, a less favorable product sales mix and a higher percentage of sales generated by our new branches, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes.
Selling, general and administrative expenses within Energy increased approximately $3.2 million to $22.4 million, or 15.7% of sales, in the nine months ended September 30, 2012, as compared to $19.2 million, or 15.3% of sales, in the nine months ended September 30, 2011. We incurred approximately $0.9 million in incremental costs related to our acquisition of CIFAL for normal operating selling, general and administrative costs and combined legal, finance and other diligence costs. The remainder of the increase is primarily due to higher employee costs and professional fees in support of our growth initiatives.
Overall, operating profit within Energy decreased approximately $0.4 million to $14.5 million, or 10.1% of sales, in the nine months ended September 30, 2012, as compared to $14.9 million, or 11.9% of sales, in the nine months ended September 30, 2011, due to the aforementioned purchase accounting adjustments and acquisition costs. The operating profit decline was also attributable to continued increase in sales in our new branches, which typically have lower margins as they penetrate new markets and higher selling, general and administrative expenses in support of our growth initiatives.
Aerospace & Defense.    Net sales for the nine months ended September 30, 2012 decreased approximately $2.2 million, or 3.6%, to $58.0 million, as compared to $60.2 million in the nine months ended September 30, 2011. Sales in our aerospace business increased approximately $6.5 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines as a result of increased demand from our distribution customers in response to new programs and increased activity with airplane frame manufacturers. The increase in sales in our aerospace business was more than offset by a decrease in sales in our defense business of approximately $8.6 million, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense increased approximately $0.9 million to $23.6 million, or 40.8% of sales, in the nine months ended September 30, 2012, from $22.7 million, or 37.7% of sales, in the nine months ended September 30, 2011, primarily as a result of increased sales levels in our aerospace business. Gross profit margin also increased primarily due to a more favorable sales mix resulting from an increase in percentage of sales from higher-margin aerospace products.
Selling, general and administrative expenses decreased approximately $0.7 million to $7.9 million, or 13.7% of sales, in the nine months ended September 30, 2012, as compared to $8.7 million, or 14.4% of sales, in the nine months ended September 30, 2011, primarily due to decreased sales commissions, as a lower percentage of our sales in the nine months ended September 30, 2012 were subject to third-party commission arrangements than in the nine months ended September 30, 2011, as well as lower wage, benefit and insurance costs incurred by our defense business as the defense facility relocation winds-down.
Operating profit within Aerospace & Defense increased approximately $1.7 million to $15.7 million, or 27.1% of sales, in the nine months ended September 30, 2012, as compared to $14.0 million, or 23.3% of sales, in the nine months ended September 30, 2011, primarily due to the increase in sales levels in our aerospace business, a more favorable sales mix resulting from a higher percentage of segment revenue being generated from higher-margin aerospace products and lower selling, general and administrative expenses.

Engineered Components.    Net sales for the nine months ended September 30, 2012 increased approximately $27.3 million, or 21.5%, to $154.2 million, as compared to $126.9 million in the nine months ended September 30, 2011. Sales of slow speed and compressor engines and related products increased by approximately $18.5 million, as sales of engines and engine parts increased by approximately $15.0 million due to increased oil drilling activity. Sales of gas compression products and processing and meter run equipment increased by approximately $3.5 million, as we continue to introduce new products to add to our well-site content. Sales in our industrial cylinder business increased by approximately $8.8 million primarily due to market share gains, which we believe were partially aided by recent competitive balance in the high pressure cylinder market following the ITC's May 2012 imposition of antidumping and countervailing duties on imported high pressure cylinders.
Gross profit within Engineered Components increased approximately $4.3 million to $31.7 million, or 20.6% of sales, in the nine months ended September 30, 2012, from $27.4 million, or 21.6% of sales, in the nine months ended September 30, 2011, primarily due to the higher sales levels. However, gross profit margins were down slightly due to the less favorable product sales mix in our engine business, with more sales of lower margin engines and less of higher margin engines and related parts in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, and due to lower fixed cost absorption due to lower production and purchasing levels, primarily in the third quarter of 2012.
Selling, general and administrative expenses increased approximately $0.8 million to $9.4 million, or 6.1% of sales, in the nine months ended September 30, 2012, as compared to $8.6 million, or 6.7% of sales, in the nine months ended September 30, 2011, primarily as a result of increased selling costs incurred in support of our sales growth projects. Selling, general and administrative expenses were lower year-over-year as a percentage of sales due to the operating leverage gained on higher sales levels.
Operating profit within Engineered Components increased approximately $3.6 million to $22.6 million, or 14.7% of sales, in the nine months ended September 30, 2012, as compared to operating profit of $19.0 million, or 15.0% of sales, in the nine months ended September 30, 2011, primarily due to the higher sales levels between years, which were partially offset by a less favorable product mix, lower absorption of fixed costs and higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Asia Pacific.    Net sales increased approximately $26.8 million, or 39.8%, to $94.2 million in the nine months ended September 30, 2012, as compared to $67.4 million in the nine months ended September 30, 2011. Approximately $15.3 million of the increase was due to new business awards in Thailand, $3.3 million was due to the acquisition of Trail Com in July 2012, with operations in Australia and New Zealand, and $3.0 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. The economy in this region began to stabilize during the second half of 2011 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout the first nine months of 2011. The first nine months of 2012 has also been aided by improved consumer spending and increased vehicle availability. Partially offsetting these increases was the negative impact of approximately $1.3 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent Asia Pacific's gross profit increased approximately $0.8 million to $18.5 million, or 19.7% of sales, in the nine months ended September 30, 2012, from approximately $17.8 million, or 26.4% of sales, in the nine months ended September 30, 2011. Gross profit margins declined due to approximately $3.8 million of manufacturing inefficiencies and duplicate costs incurred directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, for which the new facility opened in June 2012, and $0.7 million due to purchase accounting-related adjustments related to the step up in value and subsequent sale of inventory in connection with our Trail Com acquisition. In addition, gross profit margins decreased due to a less favorable product sales mix, primarily resulting from the acquired companies having historically lower gross margins than the legacy Cequent Australia business.
Selling, general and administrative expenses increased approximately $1.5 million to $9.6 million, or 10.2% of sales, in the nine months ended September 30, 2012, as compared to $8.0 million, or 11.9% of sales, in the nine months ended September 30, 2011, primarily in support of our growth initiatives as well as normal selling and administrative expenses from our newly acquired BTM and Trail Com businesses. However, selling, general and administrative expenses declined by 170 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent Asia Pacific's operating profit decreased approximately $0.7 million to approximately $9.0 million, or 9.6% of sales, in the nine months ended September 30, 2012 as compared to $9.7 million, or 14.4% of net sales, in the nine months ended September 30, 2011, as the profit earned on the higher sales levels was more than offset by the manufacturing inefficiencies and costs incurred related to the move to a new manufacturing facility, a less favorable product sales mix resulting from the acquisitions, costs related to the step-up and sale of inventory in the Trail Com acquisition and higher selling, general and administrative expenses in support of our sales growth initiatives.

Cequent Americas.    Net sales increased approximately $13.8 million, or 4.5%, to $320.0 million in the nine months ended September 30, 2012, as compared to $306.2 million in the nine months ended September 30, 2011, primarily due to a year-over-year increase within our auto OE, industrial, aftermarket and retail channels. Of this increase, $6.5 million relates to sales within our auto OE channel, as we increased sales levels on both brake control and core hitches to our original equipment customers. Sales within our industrial channel increased by $2.5 million, primarily in the industrial OE market, and sales within our aftermarket channel increased $2.1 million, predominately in the Internet retailer market. In addition, sales in our retail channel increased approximately $2.4 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, despite a one-time stocking order of approximately $4.5 million for a significant customer in the first quarter of 2011 that did not recur in 2012. We were able to more than replace the sales of the 2011 one-time stocking order via market share gains at certain of our existing customers to whom we now provide additional products and through sales related to our new broom and brush product line. In addition, we generated $0.7 million in sales from our July 2012 acquisition of Engetran.
Cequent Americas' gross profit increased approximately $0.4 million to $84.1 million, or 26.3% of sales, in the nine months ended September 30, 2012, as compared to $83.7 million, or 27.3% of sales, in the nine months ended September 30, 2011, as the profit generated from the increase in sales was almost offset by approximately $3.6 million of costs incurred related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto and, to a lesser extent, a less favorable product sales mix, with our lower margin channels comprising a larger percentage of sales.
Selling, general and administrative expenses increased approximately $3.0 million to $56.1 million, or 17.5% of sales, in the nine months ended September 30, 2012, as compared to $53.0 million, or 17.3% of sales, in the nine months ended September 30, 2011, primarily as a result of higher employee costs in support of our growth initiatives and in connection with diligence, legal and ongoing selling, general and administrative costs associated with our Engetran acquisition.
Cequent Americas' operating profit decreased approximately $2.5 million to $28.1 million, or 8.8% of sales, in the nine months ended September 30, 2012 as compared to $30.6 million, or 10.0% of net sales, in the nine months ended September 30, 2011, as the gross profit earned on the higher sales levels was more than offset by costs associated with the footprint and lower cost country project, a less favorable product sales mix and due to higher selling, general and administrative expenses.
Corporate Expenses.    Corporate expenses consist of the following:

	Nine months ended September 30,
	2012	2011
	(in millions)
Corporate operating expenses	$10.9	$8.6
Employee costs and related benefits	15.2	11.9
Corporate expenses	$26.1	$20.5
Corporate expenses increased approximately $5.6 million to $26.1 million for the nine months ended September 30, 2012, from $20.5 million for the nine months ended September 30, 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with long-term incentive programs for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There were no businesses classified as discontinued operations for the nine months ended September 30, 2012. During the nine months ended September 30, 2011 income from discontinued operations, net of income taxes was $3.4 million. See Note 3, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities for the nine months ended September 30, 2012 and 2011 was approximately $15.4 million and $35.6 million, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2012, the Company generated $92.3 million of cash, based on the reported net income of $49.4 million and after considering the effects of non-cash items related to gains and losses on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. For the nine months ended September 30, 2011, the Company generated $95.2 million in cash flows based on the reported net income of $47.1 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $38.8 million and $39.1 million for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period, as our days sales outstanding of receivables remained essentially flat.

•
For the nine months ended September 30, 2012 and 2011, we used approximately $31.4 million and $13.5 million, respectively, of cash for investment in our inventories to support our increased sales levels and to capture additional market share where other competitors are unable to fill customer orders on a timely basis.

•
For the nine months ended September 30, 2012 and 2011, accounts payable and accrued liabilities resulted in a net use of cash of approximately $6.1 million and $4.8 million, respectively. The change in account payables and accrued liabilities is primarily a result of the timing of payments made to suppliers and the increased investment in inventory.

Net cash used for investing activities for the nine months ended September 30, 2012 and 2011 was approximately $118.1 million and $49.9 million, respectively. During the first nine months of 2012, we paid approximately $84.6 million for business acquisitions, including the acquisition of Arminak in our Packaging reportable segment, CIFAL in our Energy reportable segment, Trail Com in our Cequent Asia Pacific reportable segment and Engetran in our Cequent Americas reportable segment. We also incurred approximately $36.4 million in capital expenditures, which increased over the nine months ended September 30, 2011 levels, as we have increased our investment in growth and productivity-related capital projects due to the improved economic conditions. Cash received from the disposition of assets was approximately $3.0 million for the first nine months of 2012, primarily due to the collection of the note receivable recorded as a part of the sale of our precision tool cutting and specialty fittings lines of business. During the first nine months of 2011, we paid approximately $28.6 million for business acquisitions, primarily related to the stock acquisition of Innovative Molding within our Packaging reportable segment, we invested approximately $23.5 million in capital expenditures, while cash received from the disposition of assets was approximately $2.2 million.
Net cash provided by financing activities was approximately $39.9 million for the nine months ended September 30, 2012 compared to a net use of cash of approximately $21.5 million for the nine months ended September 30, 2011. During the first nine months of 2012, we completed an equity offering which resulted in net proceeds of approximately $79.0 million. Of the net proceeds, approximately $54.9 million was utilized for the partial redemption of our 9¾% senior notes due 2017 ("Senior Notes"). In addition, we received approximately $4.7 million greater proceeds from the exercise of stock options during the first nine months of 2012 than the first nine months of 2011. We borrowed $15.6 million, net and $0.9 million, net, respectively, during the first nine months of 2012 and 2011 on our credit facility in Australia. We paid $5 million and $15 million, respectively, in 2012 and 2011 on our term loan per the excess cash flow provisions of our credit agreements. In addition during the first nine months of 2011, we completed the refinance of our U.S. bank debt, repaying the remaining $233.0 million term loan, borrowing $225.0 million on the new term loan facility and borrowing a net $5.0 million on our revolving credit facility.
Our Debt and Other Commitments
We are party to a credit agreement consisting of a $125.0 million revolving credit facility and a $225.0 million term loan facility (collectively, the "Credit Agreement"). At September 30, 2012, $217.2 million was outstanding on the term loan and no amount was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $50.0 million in aggregate, against revolving credit facility commitments.
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
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains negative and affirmative covenants and other requirements affecting us and our subsidiaries, including among others: restrictions on incurrence of debt (except for permitted acquisitions and subordinated indebtedness), liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted junior payments, stock repurchases, transactions with affiliates, restrictive agreements and amendments to charters, by-laws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined), interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined) and a capital expenditures covenant. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 3.75 to 1.00 for April 1, 2012 to September 30, 2012, 3.50 to 1.00 for October 1, 2012 to June 30, 2013, 3.25 to 1.00 from July 1, 2013 and thereafter. Our actual leverage ratio was 2.29 to 1.00 at September 30, 2012. Our permitted interest expense coverage ratio under the Credit Agreement is 2.75 to 1.00 for April 1, 2012 to December 31, 2012, 3.00 to 1.00 for January 1, 2013 and thereafter. Our actual interest expense coverage ratio was 5.08 to 1.00 at September 30, 2012. At September 30, 2012, we were in compliance with our covenants under our Credit Agreement.
The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2012. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Twelve Months Ended September 30, 2012
	(dollars in thousands)
Net income attributable to TriMas Corporation	$60,360	$47,110	$47,820	$61,070
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	—	—	(3,650)	(3,650)
Interest expense, net (as defined)	44,480	34,370	30,420	40,530
Income tax expense(1)	33,980	23,750	19,770	30,000
Depreciation and amortization	40,470	29,940	30,710	41,240
Non-cash compensation expense(2)	3,510	2,580	6,640	7,570
Other non-cash expenses or losses	3,850	2,440	3,240	4,650
Non-recurring expenses or costs in connection with acquisition integration(3)	350	250	200	300
Debt extinguishment costs(4)	3,970	3,970	6,560	6,560
Non-recurring expenses or costs for cost saving projects	220	220	5,730	5,730
Negative EBITDA from discontinued operations(5)	1,840	—	—	1,840
Permitted dispositions(6)	(8,370)	(7,120)	—	(1,250)
Permitted acquisitions(7)	2,540	2,420	850	970
Consolidated Bank EBITDA, as defined	$187,200	$139,930	$148,290	$195,560

	September 30, 2012
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$448,010
Consolidated Bank EBITDA, as defined	195,560
Actual leverage ratio	2.29	x
Covenant requirement	3.75	x

		Less:	Add:
	Year Ended December 31, 2011	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Twelve Months Ended September 30, 2012
	(dollars in thousands)
Interest expense, net (as reported)	$44,480	$34,370	$30,420	$40,530
Bank stipulated adjustments:
Interest income	(420)	(310)	(390)	(500)
Non-cash amounts attributable to amortization of financing costs	(2,910)	(2,230)	(2,230)	(2,910)
Pro forma adjustment for acquisitions and dispositions	3,080	2,570	890	1,400
Total Consolidated Cash Interest Expense, as defined	$44,230	$34,400	$28,690	$38,520

	September 30, 2012
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$195,560
Total Consolidated Cash Interest Expense, as defined	38,520
Actual interest expense ratio	5.08	x
Covenant requirement	2.75	x
______________________

(1)	Amount includes tax expense associated with discontinued operations.

(2)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25,000,000 in the aggregate.

(4)	Costs incurred with refinancing our credit facilities.

(5)	Not to exceed $10.0 million in any fiscal year.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $18.0 million of acquisition deferred purchase price.

In October 2012,we amended and restated our existing Credit Agreement (the "Amended and Restated Credit Agreement" or "ARCA"), pursuant to which we reduced prospective interest rates, extended maturities and increased our available liquidity. Below is a summary of the key terms under the ARCA:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Senior Secured Revolving Credit facility	$250.0	10/11/2017	LIBOR plus 2.00%
Senior Secured Term Loan A facility	$200.0	10/11/2017	LIBOR plus 2.00%
Senior Secured Term Loan B facility	$200.0	10/11/2019	LIBOR plus 2.75% with a 1.00% LIBOR floor
We used the proceeds from borrowings under the ARCA to repay outstanding amounts under the existing Credit Agreement and to complete a tender offer for our Senior Notes, pursuant to which $176.5 million aggregate principal amount were repurchased, representing 88.3% of the aggregate principal amount outstanding.
In addition to the Credit Agreement, in Australia, we are party to a debt agreement which matures on May 31, 2013. At September 30, 2012, the balance outstanding under this agreement was approximately $15.6 million at an interest rate of 3.6%. Borrowings under this arrangement are secured by substantially all the assets of the Australia business, which is also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at September 30, 2012.
Another important source of liquidity is our $90.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We did not have any amounts outstanding under the facility as of September 30, 2012 or December 31, 2011, but had $89.4 million and $57.6 million, respectively, available but not utilized.
At September 30, 2012 and December 31, 2011, we had no amounts outstanding under our revolving credit facility and had an additional $101.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $191.1 million and $158.8 million, respectively, of borrowing capacity available for general corporate purposes.
Our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.3 million in letters of credit outstanding related thereto, is approximately $101.7 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $90 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first nine months of 2012 approximated $55.6 million, compared to the weighted average daily amounts outstanding during the first nine months of 2011 of $61.5 million. Generally, we use available liquidity under our revolving credit and accounts receivable facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $191.1 million at September 30, 2012, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.

Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 8, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In March 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of our term loan facility. The swap agreement fixes the LIBOR-based variable portion of the interest rate at 1.80% and expires on June 23, 2016.
At September 30, 2012, 1-Month LIBOR and 3-Month LIBOR approximated 0.22% and 0.39%, respectively. Based on our variable rate-based borrowings outstanding at September 30, 2012, a 1% increase in either the 1-Month LIBOR or 3-Month LIBOR would increase our interest expense by approximately $0.2 million annually, considering our Credit Agreement term loan is subject to a 1.25% LIBOR-floor, and a 1% increase in 1-Month LIBOR would not impact our current effective interest rate on this portion of our debt, as the resulting rate would remain below the 1.25% floor.
Principal payments required under our Credit Agreement term loan are: $0.6 million due each calendar quarter through March 31, 2017, and $207.1 million due on June 21, 2017.
Prior to December 15, 2012, the Company may redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In accordance with this provision, in June 2012, we redeemed $50.0 million of our Senior Notes. We utilized $54.9 million of the proceeds from our equity offering completed in May 2012 for a redemption price of 109.750% of the principal amount.
At September 30, 2012, we have $200.0 million (face value) Senior Notes outstanding. Interest on the Senior Notes accrues at the rate of 9.75% per annum and is payable semi-annually in arrears on June 15 and December 15. As noted above, in connection with our debt refinance in October 2012, we completed a tender offer for our Senior Notes, pursuant to which $176.5 million aggregate principal amount were repurchased, representing 88.3% of the aggregate principal amount outstanding.
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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 19, 2012, Moody's upgraded our outlook to positive and assigned a preliminary rating of Ba3 for the proposed credit facilities, as presented in Note 16, “Subsequent Events,” to our consolidated financial statements included in Part I Item 1 of this quarterly report on Form 10-Q. Previously, Moody's had assigned our outlook as stable and our current corporate credit, credit facilities, and senior secured notes ratings as Ba3, Ba1, and B1, respectively. On September 19, 2012, Standard & Poor's assigned a BB rating to our proposed credit facilities and held our outlook as stable. Previously, Standard & Poor's assigned our corporate credit, credit facilities, and senior secured notes ratings to BB-, BB+, and B, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.

Outlook
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion, primarily within our Packaging, Energy, Engineered Components and Cequent Asia Pacific reportable segments. We also have benefited from further economic recovery, experienced significant market share gains in many of our reportable segments and continued to develop and introduce new products to our markets. Given these successful sales growth initiatives, we strategically increased our investments in inventory levels and capital projects in certain of our businesses to capture additional market share, expand upon our existing growth and productivity initiatives and build additional capacity in higher-margin platforms to support the significant sales growth. While this has helped to significantly increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, particularly within Packaging due to the Innovative and Arminak acquisitions, which have lower historical margins than our legacy Packaging business plus we have incurred significant diligence and purchase accounting costs, in Energy, where we make pricing decisions to penetrate new markets and do not yet have volume leverage and in the Cequent businesses, which are involved in footprint consolidation projects that lower margins until complete.
While additional acquisitions, branch expansions and spending on growth initiatives may put further short-term pressure on profit margins based on the aforementioned factors, particularly within our Packaging and Energy reportable segments, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure in certain businesses and with the footprint consolidation projects within the Cequent businesses.
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
During the quarter ended September 30, 2012, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2011.

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
Evaluation of disclosure controls and procedures
As of September 30, 2012, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 10, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2011 Form 10-K, except to update the first paragraph and add a new paragraph within our unionization risk factor as noted below:
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2011, approximately 23% of our work force in our continuing operations was unionized under several different unions and bargaining agreements. On October 18, 2012, we announced a preliminary recommendation to close our Goshen, Indiana, manufacturing facility within our Cequent Americas segment, potentially impacting approximately half of our current unionized work force. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations. In addition, if a greater percentage of our work force becomes unionized, our labor costs and risks associated with strikes, work stoppages or other slowdowns may increase.
On August 6, 2012, we concluded, without a work stoppage or strike, a three year extension of our  labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America at our aerospace facility in California.
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

4.2(d)	First Supplemental Indenture, dated as of October 5, 2012, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.
10.1(e)	Amended & Restated Credit Agreement, dated as of October 11, 2012, among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(d)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 11, 2012 (File No. 001-10716).
(e)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 16, 2012 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	October 25, 2012	By:	A. Mark Zeffiro Chief Financial Officer