Form 10-K
period 2012-12-31
TRIMAS CORP
filed 2013-02-26
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
         Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2012 was approximately $663.6 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 20, 2013, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 39,388,035 shares.
Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.    Business
We are a global designer, manufacturer and distributor of products for commercial, industrial and consumer markets. Most of our businesses share important characteristics, including leading market positions, strong brand names, broad product offerings in focused markets, established distribution networks, relatively high operating margins, relatively low capital investment requirements, and organic growth and acquisition opportunities. We use a common operating model across TriMas and all of our businesses. The TriMas Operating Model is the framework that provides commonality and consistency across our businesses, wherever possible given the diverse nature, and drives how we plan, budget, measure, review, incent and reward our people. It provides the foundation for determining our priorities, executing our growth and productivity initiatives, and allocating capital. We believe that a majority of our 2012 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories.
Our Reportable Segments
We operate through six reportable segments which had net sales and operating profit for the year ended December 31, 2012 as follows: Packaging (net sales: $275.2 million; operating profit: $57.6 million), Energy (net sales: $190.2 million; operating profit: $17.8 million), Aerospace & Defense (net sales: $78.6 million; operating profit: $20.8 million), Engineered Components (net sales: $200.0 million; operating profit: $28.0 million), Cequent Asia Pacific (net sales: $128.6 million; operating profit: $12.3 million) and Cequent Americas (net sales: $400.4 million; operating profit: $27.4 million). For information pertaining to the net sales and operating profit attributed to our reportable segments, refer to Note 18, "Segment Information," to the audited financial statements included herein.
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

•	During the fourth quarter of 2007, we reached a decision to sell the NI Industries property management business within our Aerospace & Defense segment. The sale was completed in April 2010.
Each reportable segment has distinctive products, distribution channels, strengths and strategies, which are described below.
Packaging
We believe Packaging is a leading designer, manufacturer and distributor of specialty, highly-engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications. We believe that Packaging is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America, with a significant presence in Europe and other geographic markets. Packaging manufactures high-performance, value-added products that are designed to enhance its customers' ability to store, transport, process and dispense various products for the agricultural, beverage, cosmetic, food, household products, industrial, medical, nutraceutical, personal care and pharmaceutical markets. Packaging's products include steel and plastic closure caps, drum enclosures, rings and levers, and specialty plastic closure and dispensing systems, such as foamers, pumps and specialty sprayers.
Our Packaging brands, which include Rieke®, Arminak & Associates®, Englass®, Innovative Molding™, Stolz® and Rieke® Italia are well established and recognized in their respective markets.

•
Rieke, headquartered in Indiana, designs and manufactures industrial closures and dispensing products in North America and Asia. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures and plastic pail dispensers and plugs, as well as a variety of specialty dispensing systems.

•	Arminak & Associates, located in California, designs and manufactures foamers, pumps, fine mist sprayers and other packaging solutions for the cosmetic, personal care and household product markets.

•
Englass, located in the United Kingdom, focuses on pharmaceutical and personal care dispensers sold primarily in Europe, but its product and engineering expertise is applicable to the consumer dispensing market in North America and other regions.

•	Innovative Molding, located in California, designs and manufactures specialty plastic closures for bottles and jars for the food and nutraceutical industries.

•
Rieke Germany designs, manufactures and distributes products under our Stolz brand. We believe that it is a European leader in plastic enclosures for sub-20 liter-sized containers used in automotive and chemical applications.

•
Rieke Italia specializes in ring and lever closures that are used in the European industrial market. This specialty closure system is also sold into the North American Free Trade Agreement (“NAFTA”) markets.

Competitive Strengths
We believe Packaging benefits from the following competitive strengths:

•
Strong Product Innovation. We believe that Packaging's research and development capability and new product focus is a competitive advantage. For more than 90 years, Packaging's product development programs have provided innovative and proprietary product solutions, such as the Visegrip® steel flange and plug closure, the Poly-Visegrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Packaging's emphasis upon highly-engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending. We believe that Packaging's innovative product solutions have enabled it to evolve its products to meet existing customers' needs, as well as attract new customers in a variety of consumer end markets such as beverage, cosmetic, food, medical, nutraceutical, personal care and pharmaceutical.

•
Customized Solutions that Enhance Customer Loyalty and Relationships. A significant portion of Packaging's products are customized for end-users, as Packaging's products are often developed and engineered to address specific customer needs, providing solutions for issues or problems. Packaging provides extensive in-house design and development of technical staff to provide solutions to customer requirements for closures and dispensing applications. For example, the installation in customer drum and pail plants of customized, patent protected, Rieke‑designed insertion equipment and tools that are specially designed for use on Rieke manufactured closures and dispensers creates substantial switching costs and customer loyalty. In addition, Rieke provides customized dispensing solutions including unique pump design, precision metering, unique colors and special collar sizes to fit the bottles. Rieke has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

•
Leading Market Positions and Global Presence. We believe that Packaging is a leading designer and manufacturer of plastic closure caps, drum enclosures, rings and levers, and dispensing systems, such as pumps, foamers and specialty sprayers. Packaging maintains a global presence, reflecting its global opportunities and increasing global customer base. The majority of Rieke's manufacturing facilities around the world have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed assembly equipment for multiple component products. Rieke's global customers often want global supply chain capability and a flexible manufacturing footprint.

Strategies
We believe Packaging has significant opportunities to grow, including:

•
Product Innovation and New Applications. Packaging has focused its research and development capabilities on consumer applications requiring special packaging forms, stylized containers and dispenser systems requiring a high degree of functionality and engineering, as well as continuously evolving its industrial applications. Many new product innovations take years to develop. Packaging has a consistent pipeline of new products ready for launch. For example, 19 new patent filings were completed in 2012. Other recent examples include Rieke's FLEXSPOUT IITM closure system used on five gallon pails for the paint, oil and chemical industries, as well as various foamers, pumps and sprayers.

•
Product Cross‑Selling Opportunities. Recently, Packaging began to cross‑market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. In addition, Packaging's February 2012 and August 2011 acquisitions of Arminak & Associates and Innovative Molding, respectively, have provided additional products, including plastic closures for bottles and jars and specialty foamers, pumps and sprayers, providing new cross-selling opportunities. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products to its long-term North American customers with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke based on these broader product offerings.

•
Increased Global Presence. Packaging has increased its international manufacturing and sales presence, with advanced manufacturing capabilities in Southeast Asia, most notably China, as well as an increased sales presence in that region. We have also increased our sales coverage in Southern and Eastern Europe, as well as Latin America. By maintaining a presence in international locations, Packaging hopes to continue to discover new markets and new applications and to capitalize on lower-cost production opportunities.

Marketing, Customers and Distribution
Packaging employs an internal sales force in the NAFTA and European regions, and uses third‑party agents and distributors in key geographic markets, including Europe, South America and Asia. Rieke's agents and distributors primarily sell directly to container manufacturers and to users or fillers of containers. While the point of sale may be to a container manufacturer, Rieke, via a “pull through” strategy, calls on the container user or filler and suggests that it specify that a Rieke product be used on its container.
To support its “pull-through” strategy, Rieke offers more attractive pricing on products purchased directly from Rieke and on products in which the container users or fillers specify Rieke. Users or fillers that utilize or specify Rieke's products include agricultural chemical, food, industrial chemical, paint, personal care, petroleum, pharmaceutical and sanitary supply chemical companies such as BASF, Bayer, Dupont, General Electric, ICI Paints, Lucas Oil, McDonald's, PPG, Sherwin-Williams and Unilever, among others.
Packaging's primary end customers include Bath & Body Works, Boots, Costco, Dial Corporation, Ecolab, Lyons Magnus, McDonald's, Method, Pepsi, Pharmacia, Reckitt Benckiser, Sherwin-Williams, Schering-Plough and Starbucks, as well as supplying major container manufacturers around the world such as Berenfield, BWAY, Greif and North Coast Container. Packaging maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.
Competition
Since Rieke has a broad range of products in both closures and dispensing systems, there are competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering.
Depending on the product and customers served, Packaging's competitors include Aptar, Berger, Bericap, Calmar, Greif, Phoenix Closures, Self Industries and Technocraft.
Energy
We believe Energy is a leading manufacturer and distributor of metallic and non-metallic gaskets, bolts, industrial fasteners and specialty products for the petroleum refining, petrochemical, oil field and industrial markets. With operations principally in North America and newer locations in Europe, Asia and South America, Lamons supplies gaskets and complementary fasteners to both maintenance repair operations and industrial original equipment manufacturers. Our companies and brands which comprise this segment include Lamons®, South Texas Bolt & Fitting™ (“STBF”), CIFAL Industrial e Comerical Ltda™ ("CIFAL"), and Gasket Vedações Técnicas Ltda (“GVT”) acquired in January 2013.
Competitive Strengths
We believe Energy benefits from the following competitive strengths:

•
Established and Extensive Distribution Channels. Our Lamons business utilizes an established hub-and-spoke distribution system whereby our primary manufacturing facilities supply products to our own branches and highly knowledgeable network of worldwide distributors and licensees, which are located in close proximity to our primary customers. Our primary manufacturing facilities are in Houston, Texas; Hangzhou, China; Rotterdam, The Netherlands; Faridabad, India; and São Paulo, Brazil with an increasing number of Company-owned branches strategically located around the world to serve our global customer base. This established network of branches, enhanced by third-party distributors, allows us to add new customers in various locations or to increase distribution to existing customers. Our experienced in-house sales support teams work with our global network of distributors and licensees to create a strong market presence in all aspects of the oil, gas and petrochemical refining industries.

•
Comprehensive Product Offering. Lamons currently offers a full suite of gasket and bolt products to the petroleum refining, petrochemical, oil field and industrial markets. Our November 2010 acquisition of STBF further expanded Energy's product offering to include custom-manufactured, specialty bolts of various sizes and made-to-order configurations using specialty steels and other exotic materials. In addition, Energy has added specialty bolts and gaskets in Brazil, as well as expanded its engineered product offering with isolation kits. While many of the competitors manufacture and distribute either gaskets or bolts, supplying both provides Lamons with an advantage to customers who prefer to deal with fewer suppliers. Enabled by its branch network and close proximity to its customers, Lamons' ability to provide quick turn-around and customized solutions for its customers is also a competitive strength.

•
Leading Market Positions and Strong Brand Names. We believe Lamons is one of the largest gasket and bolt suppliers to the global energy market. We believe that Lamons, STBF, CIFAL and GVT are known as quality brands and offer premium service to the industry. All Lamons' global facilities have the latest proprietary technology and equipment to be able to produce urgent requirement gaskets and bolts locally to meet its customers' demands.

Strategies
We believe Energy has opportunities to grow, while leveraging its cost structure, including:

•
Expansion into New Geographies. Energy has significant opportunities to grow its business by replicating its U.S branch strategy around the world. Lamons is presently targeting additional locations outside of the U.S. in close proximity of its global customers, and plans further penetration into Europe, Asia and North and South America. Since 2011, Lamons opened or acquired additional locations in Brazil, Canada, India, Singapore and Spain, as well as Denver, Colorado; Midland, Michigan; and Minneapolis, Minnesota in the United States. Opening locations within close proximity of its customers increases Lamons' ability to provide better service and meet their quick turn-around needs. Lamons has also opened additional branches in North America to better penetrate underserved markets.

•
Expansion of Engineered and Specialty Product Offering. Over the past couple of years, Lamons has launched several new highly-engineered and specialty products. The acquisitions of STBF in 2010 and CIFAL in 2012 broadened Lamons specialty bolt offering. Lamons has also developed: WRI-LP gaskets, a hydrofluoric ("HF") acid gasket solution; inhibitor gaskets designed to prevent corrosion in offshore platform flanges; IsoTek GasketsTM, an engineered sealing solution for flanged pipe connections; and intelligent bolts which provide more reliable load indication. In addition to providing revenue growth opportunities, specialty products tend to have higher margins than their standard counterparts.

•
Pursuit of Lower-Cost Manufacturing and Sourcing Initiatives. As Lamons expands and develops, we believe that there will be further opportunities to reduce their cost structures through ongoing manufacturing, overhead and administrative productivity initiatives, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. In addition to its core domestic manufacturing facility in Houston, Lamons has its own advanced manufacturing facilities and sourcing capabilities in China and India. Multi-country manufacturing capabilities provides Lamons flexibility to move specific manufacturing requirements amongst facilities to leverage lower cost opportunities and better serve its customers.

Marketing, Customers and Distribution
Energy relies upon a combination of direct sales forces and established networks of independent distributors and licensees with familiarity of the end users. Gaskets and bolts are supplied directly to major customers through Lamons' sales and service facilities in major regional markets, or through a large network of independent distributors/licensees. This sales and distribution network's close proximity to the customer makes it possible for Energy to respond to customer-specific engineered applications and provide a high degree of customer service. Lamons' overseas sales are made either through its newer sales and service facilities in Brazil, China, the Netherlands, Singapore, Spain and the United Kingdom, Lamons' licensees or through its many distributors. Significant Energy customers include British Petroleum, Dow Chemical, ExxonMobil, LyondellBasell, MRC, National Oilwell Varco and Phillips 66.
Competition
Energy's primary competitors include Flexitallic Group, Garlock (EnPro), Klinger, Lone Star and Teadit. Most of Energy's competitors supply either gaskets or bolts. We believe that providing both gaskets and bolts, as well as our hub-and-spoke distribution model, gives Lamons a competitive advantage with many customers. We believe that Lamons' broader product portfolio and strong brand name enables Lamons to maintain its market leadership position as one of the largest gasket and bolt suppliers to the energy market.

Aerospace & Defense
We believe Aerospace & Defense is a leading designer and manufacturer of a diverse range of products for use in focused markets within the aerospace and defense industries. This segment's products include aerospace fasteners and military munitions components. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Aerospace & Defense's brands include Monogram Aerospace Fasteners™, Martinic Engineering and NI Industries™, which are well established and recognized in their markets.

•
Monogram Aerospace Fasteners. We believe Monogram Aerospace Fasteners (“Monogram”) is a leading manufacturer of permanent blind bolts and temporary fasteners used in commercial, business and military aircraft construction and assembly. Certain Monogram products contain patent protection, with additional patents pending. We believe Monogram is a leader in the development of blind bolt fastener technology for the aerospace industry, specifically in high-strength, rotary-actuated blind bolts that allow sections of aircraft to be joined together when access is limited to only one side of the airframe, providing certain cost efficiencies over conventional two piece fastening devices. Monogram's Visu-Lok® continues to support today's aircraft as well as the MRO needs of older metal aircraft. Its Composi-Lok®, Composi-Lok®II, and the new Composi-Lok®3, are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well-suited to take advantage of the increasing use of composite materials in aircraft construction. Its Radial-Lok® stands alone in its ability to enhance joint strength through radial expansion upon installation and Monogram's OSI-Bolt® fastening system is the only blind substitute to replicate the strength of conventional two piece fastening systems. Monogram also provides additional highly-engineered products for its customers.

•
Martinic Engineering. Acquired in January 2013, Martinic Engineering manufactures highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical hydraulic and pneumatic systems.

•
NI Industries. NI Industries has utilized proprietary know-how to manufacture a variety of munitions components, including large caliber cartridge cases, for the U.S. government, as well as domestic and foreign prime contractors. We believe NI Industries is a leader in its product markets, due to its unique technical capabilities. The Riverbank Army Ammunition Plant (“Riverbank”) California facility of NI Industries was included in the 2005 Base Realignment and Closure (“BRAC”). NI Industries completed production at this facility in 2009 and worked with the U.S. government to relocate the manufacturing capability from Riverbank to the Rock Island Arsenal in Illinois. Assuming all options are exercised, NI Industries has a contract to operate the Rock Island facility for up to 25 years, which began May 2011. NI Industries has bid on cartridge case solicitations to support U.S. and foreign military requirements. NI Industries started manufacturing cartridge cases in 2012, following contract awards by the U.S. government and their prime contractors. To broaden its product portfolio, NI Industries continues to evaluate opportunities to manufacture additional highly-engineered products, including lightweight armor panels for applications in defense, homeland security and law enforcement markets.

Strategies
We believe the businesses within the Aerospace & Defense segment have significant opportunities to grow, based on the following:

•
Strong Product Innovation. The Aerospace & Defense segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram has developed the next generation Composi-Lok®, offering a flush break upon installation, a new "lite" derivative affording significant installed weight savings in concert with today's fuel efficient aircraft designs, and is developing and testing an enlarged footprint version of the Composi-Lok®, offering improved clamping characteristics on composite structures. The company has developed the next generation of temporary fasteners, which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. In addition, NI Industries has teamed with Solidica, Inc. to commercialize the production of lightweight armor panels and components. NI Industries is also involved in developing manufacturing processes for new cartridge cases and other munitions components, including a 57mm cartridge case for use by the U.S. Navy. Development of manufacturing processes for other cartridge cases is either completed or underway to support other U.S. and foreign military platforms.

•
Entry into New Markets and Development of New Customers. The Aerospace & Defense segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In addition, Monogram is focused on expanding its geographic presence and has recently opened an office in Beijing, China. The addition of Martinic Engineering products to the portfolio enables this segment to reach additional customers, including tier one suppliers to airframe OEMs. NI Industries is targeting foreign ammunition prime contractors for cartridge cases and vehicle OEMs supporting the defense, homeland security and law enforcement markets.

•
Expansion of Product Line Offerings. Aerospace & Defense is expanding its fastener offerings to include other aerospace fastening products, including a suite of collar families used in traditional non-blind assembly, and is rapidly increasing its applications and content on airplanes. Monogram's blind bolt fasteners, which allow for one-sided bolt installation, provide additional advantages as aircraft manufacturers increase automation in aircraft assembly. This trend increases the potential for the expanded use of Monogram's blind fasteners into non-traditional applications. The acquisition of Martinic Engineering also expands opportunities for additional content on aircrafts. NI Industries continues to explore highly-engineered material applications for a variety of vehicle platforms to support the U.S. military's near-term and long-term objectives.

Marketing, Customers and Distribution
Aerospace & Defenses' customers operate primarily in the aerospace and defense industries. Given the focused nature of many of our products, the Aerospace & Defense segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram's aerospace fasteners are sold through internal sales personnel and independent sales representatives worldwide. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as technology, quality and service‑oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. While Monogram sells to both manufacturers and distributors, Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. The addition of Martinic Engineering enables this segment to reach additional customers, including tier one suppliers to airframe original equipment manufacturers ("OEM"). NI Industries relies on its long-standing relationships with U.S. and Allied militaries, and domestic and foreign prime contractors. The close working relationship in both businesses is a necessity given the critical safety nature and regulatory environment of its customers' products. The narrow end-user base of many of these products makes it possible for this segment to respond to customer‑specific engineered applications and provide a high degree of customer service. Aerospace & Defenses' OEM, distribution and other customers include Airbus, Boeing, B/E Aerospace, Bombardier, Embraer, Hamilton Sunstrand, Lockheed, Northrop Grumman, Parker Hannifin, Peerless Aerospace Fasteners, Wesco Aircraft Hardware, and the U.S. Department of Defense.
Competition
This segment's primary competitors include Alcoa Fastening Systems and Cherry Aerospace (PCC) in aerospace fasteners, and General Dynamics and Sloboda in the munitions products. We believe that Monogram is a leader in the blind bolt market with significant market share in all blind fastener product categories in which they compete. We believe that NI Industries is a leader in metal munitions components with sole source capability on select cartridge cases. Aerospace & Defenses' companies supply highly engineered, non-commodity, customer-specific products that principally have large shares of small markets supplied by a limited number of competitors.
Engineered Components
We believe Engineered Components is a leading designer, manufacturer and distributor of a variety of natural gas powered engines and parts, gas compressors, gas production equipment, meter runs, engine electronics and chemical pumps all engineered for use in oil and natural gas production, as well as high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Engineered Components' brands include Arrow® Engine and Norris Cylinder™ which are well established and recognized in their respective markets.

•
Arrow Engine. We believe that Arrow Engine is a market leading provider of natural gas powered engines and parts. Arrow Engine also provides gas compressors, gas production, meter runs, engine electronics and chemical pumps, all engineered for use in oil and natural gas production and other industrial and commercial markets. Arrow Engine distributes its products through a worldwide distribution network with a particularly strong presence in the U.S. and Canada. Arrow Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main OEM engine lines and offers a wide variety of spare parts for an additional eight engine lines, which are widely used in the energy industry and other industrial applications. Arrow Engine has recently developed a new line of products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. Arrow Engine has expanded its product line to include compressors and compressor packaging, gas production equipment, meter runs and other electronic products.

•
Norris Cylinder. Norris Cylinder is a leading provider of a complete line of large and intermediate size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris Cylinder's large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health care markets. In addition, Norris Cylinder offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Norris Cylinder markets cylinders primarily to major domestic and international industrial gas producers and distributors, welding equipment distributors and buying groups, as well as equipment manufacturers.

Strategies
We believe the businesses within the Engineered Components segment have opportunities to grow, based on the following:

•
Strong Product Innovation. The Engineered Components segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Arrow Engine continues to introduce new products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. The company has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market, as well as development of a natural gas compressor used for compressed natural gas (“CNG”) filling stations. Norris Cylinder developed a process for manufacturing ISO cylinders capable of holding higher pressure gases, and has been awarded a United Nations certification for its ISO cylinders, making Norris Cylinder the first manufacturer approved to distribute ISO cylinders domestically. Norris Cylinder also is creating new designs for use in Hydrogen Fuel Cell applications related to Clean Energy programs.

•
Entry into New Markets and Development of New Customers. Engineered Components has opportunities to grow its businesses by offering its products to new customers, markets and geographies. Norris Cylinder's 2010 acquisition of Taylor Wharton International's Huntsville, Alabama facility added highly-engineered specialty cylinder products to its product portfolio. We believe this acquisition enabled Norris Cylinder to expand its product portfolio to its existing customers, while bringing new customers to Norris Cylinder. Norris Cylinder is also expanding international sales of its ISO cylinders to Europe, South Africa and South America, as well as pursuing new end markets such as cylinders for use at cell towers (hydrogen fuel cells), in mine safety (breathing air and rescue chambers) and in fire suppression. Arrow Engine continues to expand its product portfolio to serve new customers and new applications for oil and natural gas production in all areas of the industry, including shale drilling. Arrow Engine is also expanding international sales, particularly in Mexico, Indonesia and Venezuela.

Marketing, Customers and Distribution
Engineered Components' customers operate in the oil, gas, industrial and commercial industries. Given the focused nature of many of our products, the Engineered Components segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Engineered Components' OEM and aftermarket customers include Above & Beyond Compression, Airgas, Air Liquide, Chesapeake, Industrial Ignition, Praxair and Weatherford.
Competition
Arrow Engine tends to compete against natural gas powered, lower horsepower, multi-cylinder engines from manufacturers such as Caterpillar, Chevy, Cummins and Ford industrial engines and electric motors. Norris Cylinder competes against Worthington, Beijing Tianhai Industry Co., Faber and Vitkovice Cylinders. In May 2012, the U.S. International Trade Commission made a unanimous final determination that Norris Cylinder had been materially injured by imports of Dot high pressure steel cylinders that were being subsidized by the Government of China, as well as being dumped in the U.S. market by producers in China, and as a result, imposed antidumping and countervailing duties on the subject imports to create a fairer competitive environment in the United States. Engineered Components' companies supply highly engineered, non-commodity, customer‑specific products with large shares of small markets supplied by a limited number of competitors.

Cequent Asia Pacific and Cequent Americas
We believe Cequent, which includes our Cequent Asia Pacific and Cequent Americas reportable segments, is a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailer and cargo management products and other accessories. These products, which are similar for both Cequent Asia Pacific and Cequent Americas, are designed to support all OEM, original equipment suppliers ("OES") and aftermarket customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. We believe that Cequent's brand names and product lines are among the most recognized and extensive in the industry.
Cequent Asia Pacific focuses its sales and manufacturing efforts in the Asia Pacific region of the world and most recently South Africa, while Cequent Americas is focused on the North and South American markets. Cequent Americas consists of two businesses: Cequent Performance Products ("CPP"), a leading manufacturer of aftermarket and OEM towing and trailer products and accessories, and Cequent Consumer Products ("CCP"), a leading provider of towing, trailer, vehicle protection and cargo management solutions serving the end-user through retailers.
Cequent Asia Pacific and Cequent Americas have positioned their product portfolios to create pricing options for entry-level to premium products across all of our market channels. We believe that no other competitor features a comparable array of components and recognized brand names. Cequent's brand names include Aqua Clear™, Bargman®, Bulldog®, Draw-Tite®, Engetran, Fulton®, Hayman-Reese™, Harper®, Hidden Hitch®, Highland, Laitner™, Pro Series™, Reese®, Reese CarryPower™, Reese Outfitter®, Reese Power Sports, Reese® Towpower™, ROLA®, Tekonsha®, Tow Ready®, TriMotive and Wesbar®.

Our broad range of products include hitches (including fifth wheel and gooseneck hitches), jacks, winches, couplers, tubular side steps and sports bars, weight distribution systems, ball mounts, brake controls, wiring harnesses, interior and exterior vehicle lighting, draw bars, towbars, locks and other towing accessories. Our cargo management products include bike racks, roof cross bar systems, cargo carriers, luggage boxes, car care appearance and interior protective products, rope, tie-downs, tarps, tarp straps, bungee cords, loading ramps and soft travel interior organizers. In addition, Cequent offers a complete brush and cleaning product line. Cequent sells these products through a broad range of distribution channels including independent installers, distributors, dealers, OEMs (trailer, recreational vehicle and automotive), retailers and online.
Competitive Strengths

•
Diverse Product Portfolio of Strong Brand Names. Cequent Asia Pacific and Cequent Americas both benefit from a diverse range of product offerings and do not solely rely upon any single item. By offering a wide range of products, the Cequent businesses are able to provide a complete solution to satisfy their customers' towing and cargo management needs, as well as serve diverse channels through effective brand management. We believe that the various brands mentioned above are well-known in their respective product areas and channels. In addition, we believe many of the products within Cequent Asia Pacific or Cequent Americas have leading market positions.

•
Value Engineering. Cequent Asia Pacific and Cequent Americas have extensive engineering and performance capability, enabling these segments to continue their product innovation, improve product reliability and reduce manufacturing costs. The businesses within these segments conduct extensive testing of their products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis.

•
Established Distribution Channels. Cequent Asia Pacific and Cequent Americas utilize several distribution channels for sales, including OEM for trailers, OEM for vehicles, OES for vehicles, wholesale distribution, dealers, installers, specialty retailers, internet resellers and mass merchandisers. The businesses are positioned to meet all delivery requirements specified by our diverse group of customers.

•
Flexibility in Supply. As a result of significant restructuring activity completed over the past few years, Cequent has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Cequent Americas has the ability to produce low-volume, customized products in-house, quickly and efficiently at manufacturing facilities in both the U.S. and Mexico. In November 2012, Cequent Performance Products announced the closure of its manufacturing facility in Goshen, Indiana, which primarily manufactures hitches, weight distribution systems, fifth wheels and gooseneck systems, and employs approximately 450 people. Manufacturing operations will be relocated to Cequent's existing facility in Reynosa, Mexico throughout 2013. We believe this move will enhance Cequent's cost structure and improve production efficiency over time. Cequent Americas also outsources high-volume production to lower cost supply partners in Southeast Asia. Extensive sourcing arrangements with suppliers in low-cost environments enable the flexibility to choose to manufacture or source products as end-market demand fluctuates. Cequent Asia Pacific has manufacturing facilities in Melbourne, Australia; Johannesburg, South Africa; Auckland, New Zealand; and Bangkok, Thailand. Cequent Asia Pacific

recently opened a new, state-of-the-art manufacturing facility in Melbourne to improve efficiency and customer service, and is in the process of winding-down the two former Melbourne facilities.
Strategies
We believe that Cequent has opportunities to grow, including the following:

•
Enhanced Towing Solutions. As a result of its broad product portfolio, Cequent Asia Pacific and Cequent Americas are well positioned to provide customers with solutions for trailering, towing and cargo management needs. Due to both segments' product breadth and depth, we believe the Cequent businesses can provide customers with compelling value propositions with superior features and convenience. In many instances, Cequent can offer more competitive pricing by providing complete sets of product rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide “one stop shopping” to customers.

•
Cross-Selling Products. We believe that Cequent Asia Pacific and Cequent Americas both have significant opportunities to further introduce products into new distribution channels. Cequent has developed strategies to introduce its products into new channels, including the Asian automotive manufacturer market, the retail sporting goods market, the independent bike dealer, the ATV and motorcycle market, the military and within select international markets. More specifically, Cequent Asia Pacific is focused on selling the whole product range through all channels, leveraging strong U.S. brands to broaden the local product offering and expanding its business with Thailand-based automotive OEMs.

•
Geographic Expansion. Cequent Asia Pacific has continued to expand globally, while maintaining its strong presence in Australia. Over the past couple of years, we have introduced products into the local market in Thailand after launching our local plant there. In July 2012, the Cequent Asia Pacific business acquired Trail Com Limited, a market leading distributor for towing accessories and trailer components headquartered in Auckland, New Zealand. We believe this acquisition provides opportunities to expand our existing product line into the New Zealand market and to strengthen our retail and trade presence in Australia. In 2011, Cequent Asia Pacific acquired BTM, a motor vehicle accessory unit in South Africa, further expanding its global manufacturing and sales footprint and providing additional customer support for its global customers. In July 2012, Cequent Americas expanded its global footprint and product portfolio into Brazil by acquiring Engetran Engenharia, Industria, e Comercio de Pecas e Acessorios Veiculares Ltda, a leading manufacturer of towing products including trailer hitches, skid plates and related accessories headquartered outside of São Paulo, Brazil. We believe these expansions into new geographies provide additional opportunities for growth, while supporting existing and new customers in these markets. Cequent continues to evaluate sales opportunities outside of its existing markets.

•
Strong Product Innovation. Cequent Americas has a history of successfully developing and launching new products with patented features. Newer introductions include customer vehicle and trailer connectivity products, F2® aluminum trailer winch, powered RV 5th wheel trailer landing gear, an ASAE compliant and newly redesigned 5th wheel hitch family, custom harnesses, programmable converters, high intensity LED work lighting and electrical accessories, and a patented and improved gooseneck coupler. In addition, Cequent is continually refreshing its existing retail products with new designs, features, innovative packaging and merchandising. Cequent Asia Pacific also continues to evolve its products and recently expanded its tubular vehicle protection product line.

Marketing, Customers and Distribution
Cequent Asia Pacific and Cequent Americas employ a dedicated sales force in each of the primary channels, including automotive aftermarket, automotive OEM, industrial, military, power sports, recreational vehicle dealers, and retail including mass merchants, auto specialty, marine specialty, hardware/home centers and catalogs. The businesses rely upon strong historical relationships, custom engineering capability, significant brand heritage, broad product offerings, superior distribution and strong merchandising methodologies to bolster its towing, trailer and accessory product sales through the OEM channel and in all aftermarket segments. Cequent Americas serves customers such as Etrailer, Ford, Keystone Automotive, Redneck, Stag Parkway, Toyota and U-Haul, and is also well represented in mass merchant retailers like Wal-Mart, specialty retailers such as Tractor Supply, hardware home centers such as Home Depot and Lowe's, specialty auto retailers including Advanced Auto Parts and AutoZone. Cequent Asia Pacific's customers include many automotive manufacturers and suppliers, including FHI/Subaru, Ford, GM, Mazda and Toyota.
Competition
The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. Significant trailer competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. Significant electrical competitors include Hayes Brake Control Company,

Hopkins Manufacturing, Peterson Industries, Grote, Optronics and Pollack. Significant towing competitors include Curt Manufacturing, B&W, Buyers and Camco. The retail channel presents a different set of competitors that are typically not seen in our installer, OEM and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell, Smart Straps and Axius. In addition, competition in the cargo management product category primarily comes from Thule and Yakima.
Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined, strategic acquisitions. We typically seek "bolt-on" acquisitions, in which we acquire another industry participant or adjacent product lines that enhance the strengths of our core businesses. When seeking acquisition targets, we look for opportunities to expand our existing product offerings, gain access to new customers and end markets, as well as additional distribution channels, expand our geographic footprint and/or capitalize on scale and cost efficiencies.
Materials and Supply Arrangements
Our largest raw materials purchases are for steel, copper, aluminum, titanium, polyethylene and other resins, and energy. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. In addition to raw materials, we purchase a variety of components and finished products from low-cost sources in China, India, Taiwan, Thailand and Vietnam.
Steel is purchased primarily from steel mills and service centers with pricing contracts principally in the three-to-six month time frame. Changing global dynamics for steel production and supply will continue to present a challenge to our business. Polyethylene is generally a commodity resin with multiple suppliers capable of providing product globally. While both steel and polyethylene are readily available from a variety of competing suppliers, our business has experienced, and we believe will continue to experience, volatility in the costs of these raw materials.
Employees and Labor Relations
As of December 31, 2012, we employed approximately 5,500 people, of which approximately 24% were unionized and approximately 50% were located outside the United States. We currently have collective bargaining agreements covering twelve facilities worldwide, three of which are in the United States. Employee relations have generally been satisfactory.
On November 21, 2012, we announced the decision to close our Goshen, Indiana, manufacturing facility within our Cequent Americas segment, potentially impacting approximately 30% of our current unionized work force. The decision to close the plant and move the work to Cequent's Mexico-based operations is the result of our effort to focus resources in a manner that will best serve our customers and better position us to remain competitive in the markets that we serve. The anticipated closure is expected to result in the separation of approximately 450 employees in Goshen, Indiana and be completed by December 31, 2013.
On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union ("Union") regarding the duration of a neutrality agreement we have with the Union. The agreement, which expired by its terms on June 30, 2012, committed us to remain generally neutral in Union organizing drives through the duration of the agreement.
Seasonality and Backlog
There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent Americas, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. We do not consider sales order backlog to be a material factor in our businesses.
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
Intangibles Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $206.2 million at December 31, 2012, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
Customer Relationships.    We have developed and maintained stable, long-term selling relationships with customer groups for specific branded products and/or focused market product offerings within each of our businesses. Useful lives assigned to customer relationship intangibles range from five to 25 years and have been estimated using historic customer retention and turnover data. Other factors considered in evaluating estimated useful lives include the diverse nature of focused markets and products of which we have significant share, how customers in these markets make purchases and these customers' position in the supply chain. We also monitor and evaluate the impact of other evolving risks including the threat of lower cost competitors and evolving technology.
Trademarks and Trade Names.    Each of our operating groups designs and manufactures products for focused markets under various trade names and trademarks (see discussion above by reportable segment). Our trademark/trade name intangibles are well-established and considered long-lived assets that require maintenance through advertising and promotion expenditures. Because it is our practice and intent to maintain and to continue to support, develop and market these trademarks/trade names for the foreseeable future, we consider our rights in these trademarks/trade names to have an indefinite life, except as otherwise dictated by applicable law.
Technology.    We hold a number of U.S. and foreign patents, patent applications, and unpatented or proprietary product and process oriented technologies within all six of our reportable segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the industrial, commercial and consumer end markets that we serve. Estimated useful lives for our technology intangibles range from one to 30 years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of 20 years in the U.S. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.
International Operations
Approximately 18.3% of our net sales for the year ended December 31, 2012 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 27.7% of our operating net assets as of December 31, 2012 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, Canada, China, Germany, India, Italy, Mexico, the Netherlands, New Zealand, Singapore, South Africa, Spain, Thailand and the United Kingdom. In addition to the net sales derived from sales by our subsidiaries located outside of the United States, we also generated approximately $139.7 million of export sales from the United States. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 18, "Segment Information," to the audited financial statements included herein.
Website Access to Company Reports
We use our Investor Relations website, www.trimascorp.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K, our proxy statements and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

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
Our businesses depend upon general economic conditions and we serve some customers in highly cyclical industries; as such, we may be subject to the loss of sales and margins due to an economic downturn or recession.
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
One of our principal growth strategies is to pursue strategic acquisition opportunities. We have completed 25 acquisitions, primarily bolt-on businesses to our existing platforms, over the past 10 years. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.
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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and energy. Prices for these products fluctuate with market conditions, and have generally increased over time. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

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
We have substantial debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
We have indebtedness that is substantial in relation to our shareholders' equity. As of December 31, 2012, we have approximately $422.4 million of outstanding debt and approximately $303.6 million of shareholders' equity. As of December 31, 2012, substantially all of our debt bears interest at variable rates. We may experience increases in our interest expense as a result of general increases in interest rate levels. Our debt service payment obligations in 2012 were approximately $38.5 million and based on amounts outstanding as of December 31, 2012, a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $2.4 million annually.
During 2012, we entered into two interest rate swap agreements that become effective in February 2013 and February 2015 and will fix approximately 77% of the current principal amount of our variable rate debt. See Note 13, "Derivative Instruments," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K for additional information.
Our degree of leverage and level of interest expense may have important consequences, including:

•
our leverage may place us at a competitive disadvantage as compared with our less leveraged competitors and make us more vulnerable in the event of a downturn in general economic conditions or in any of our businesses;

•	our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate may be limited;

•
a substantial portion of our cash flow from operations will be dedicated to the payment of interest and principal on our indebtedness, thereby reducing the funds available to us for operations, capital expenditures, acquisitions, future business opportunities or obligations to pay rent in respect of our operating leases; and

•
our operations are restricted by our debt instruments, which contain certain financial and operating covenants, and those restrictions may limit, among other things, our ability to borrow money in the future for working capital, capital expenditures, acquisitions, rent expense or other purposes.

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
Our credit facility contains covenants that restrict our ability to:

•	pay dividends or redeem or repurchase capital stock;

•	incur additional indebtedness and grant liens;

•	make acquisitions and joint venture investments;

•	sell assets; and

•	make capital expenditures.
Our credit facility also requires us to comply with financial covenants relating to, among other things, interest coverage and leverage. Our accounts receivable facility contains covenants similar to those in our credit facility and includes additional requirements regarding our receivables. We may not be able to satisfy these covenants in the future or be able to pursue our strategies within the constraints of these covenants. Substantially all of the assets of our domestic subsidiaries (other than our special purpose receivables subsidiary) are pledged as collateral pursuant to the terms of our credit facility. A breach of a covenant contained in our debt instruments could result in an event of default under one or more of our debt instruments, our accounts receivable facility and our lease financing arrangements. Such breaches would permit the lenders under our credit facility to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. In addition, such breach may cause a termination of our accounts receivable facility. Each of these circumstances could materially and adversely impair our liquidity.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.
At December 31, 2012, our goodwill and intangible assets were approximately $477.1 million and represented approximately 42.2% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill and/or other intangible asset impairments. Historically, included within our net losses for the years ended December 31, 2008 and 2007 of $136.2 million and $158.4 million, respectively, were pre-tax, non-cash goodwill and indefinite-lived impairment charges of $166.6 million and $171.2 million, respectively. While the fair value of our remaining goodwill exceeds its carrying value, and we have not recorded goodwill or intangible asset impairment charges since 2008, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.
We may face liability associated with the use of products for which patent ownership or other intellectual property rights are claimed.
We may be subject to claims or inquiries regarding alleged unauthorized use of a third party's intellectual property. An adverse outcome in any intellectual property litigation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or using certain products or brands, or require us to redesign, re-engineer, or re-brand certain products or packaging, any of which could affect our business, financial condition and operating results. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses on acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees and expenses and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, results of operations and financial condition.
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
In addition, the Lamons business within our Energy reportable segment is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 7,880 claims pending at December 31, 2012, 89 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 15, "Commitments and Contingencies," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K for additional information.
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
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2012 under these operating leases was approximately $22.8 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2012, approximately 24% of our work force was unionized under several different unions and bargaining agreements.
On November 21, 2012, we announced the decision to close our Goshen, Indiana, manufacturing facility within our Cequent Americas segment, impacting approximately 30% of our current unionized work force. Following ratification by the unionized workforce at the facility, we entered into a plant closing agreement on February 25, 2013, establishing the agreed upon terms of the plant closure with respect to the union workforce.
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
On July 10, 2009, we reached a mutually agreeable settlement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union regarding the duration of a neutrality agreement we have with the Union. The agreement, which expired by its terms on June 30, 2012, committed us to remain generally neutral in Union organizing drives through the duration of the agreement.
On August 17, 2009, the Union began an organizing drive at our facility located in Houston, Texas, which is included in our Energy segment. Since the Union obtained a simple majority of authorization cards during the organizing drive, on November 4, 2009 we recognized the Union at this facility. The recognition requires us and the Union to negotiate a first collective bargaining agreement within 180 days from the date of recognition. There is no threat of strike or work slowdown during the first collective bargaining agreement. On December 10, 2009, we received a notice of filing petition for union decertification at the Houston, Texas facility. A decertification vote administered by the National Labor Relations Board occurred on August 26, 2010; however, those ballots were impounded in light of the Union's previously filed request for review. On August 26, 2011, the National Labor Relations Board announced that it would not count the impounded ballots.
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
We have extensive operations outside of the United States. Approximately 18.3% of our net sales for the year ended December 31, 2012 were derived from sales by our subsidiaries located outside of the U.S. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-US countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

•
changes in local government regulations and policies including, but not limited to, foreign currency exchange controls or monetary policy, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act ("FCPA");

•	compliance with international trade laws and regulations, including export control and economic sanctions, such as anti-dumping duties;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business.
Our stock price may be subject to significant volatility due to our own results or market trends.
If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.

Heartland owns approximately 9.7% of our voting common equity.
Heartland Industrial Partners ("Heartland") beneficially owns approximately 9.7% of our outstanding voting common equity and one of our directors is the Managing Member of Heartland's general partner.  As a result, Heartland has the ability to influence all matters submitted to our stockholders and all decisions to enter into any corporate transaction and any transaction that requires the approval of stockholders.  So long as Heartland continues to own a significant amount of the outstanding shares of our common stock and maintains a director position, it will have the ability to influence our decisions. Its interests may differ from other stockholders and it may vote in a way with which other stockholders disagree.  In addition, this concentration of ownership may have the effect of facilitating or deterring a change of control.  Heartland also has the right to require us to file a registration statement with the SEC for purposes of registering for sale to the public some or all of the common stock of ours that it owns. See Item 13, "Certain Relationships and Related Transactions and Director Independence," within this Form 10-K for further information.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 380,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2013 through 2022 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease through June 2015. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal reportable segment utilizing such facilities as of December 31, 2012:

Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent Americas
United States:
Arkansas:
Atkins(1)
California:
   Azusa(1)
   Rohnert Park(1)
Indiana:
   Auburn
   Hamilton(1)
Ohio:
   New Albany(1)
International:
Germany:
   Neunkirchen
France:
   Trappes
Italy:
   Valmadrera,
Lecco
Mexico:
    Mexico City
United Kingdom:
    Leicester
China:
    Hangzhou(1)
	United States: Texas: Houston(1) International: Brazil: Sao Paulo(1) Canada: Sarnia, Ontario(1) China: Hangzhou(1) India: Faridabad(1) The Netherlands: Rotterdam(1)	United States: California: Commerce(1) Illinois: Rock Island(2)	United States: Alabama: Huntsville Oklahoma: Tulsa Texas: Longview	International: Australia: Lyndhurst, Victoria(1) Perth, Western Australia(1) Brisbane, Queensland(1) South Africa: Meyerton(1) Thailand: Chon Buri(1) New Zealand: Christchurch(1)
United States:
Indiana:
    Goshen(1)
    Huntington(1)
    South Bend(1)
Iowa:
    Fairfield(1)
Michigan:
    Plymouth(1)
       Tekonsha(1)
Ohio:
    Solon(1)
International:
Canada:
    Burlington,
    Ontario
Mexico:
    Juarez(1)
    Reynosa(1)
Brazil:
    Sao Paulo(1)

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

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 20, 2013, there were 551 holders of record of our common stock.
Our credit facility restricts the payment of dividends on common stock, as such we did not pay dividends in 2012 or 2011. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8 of this Form 10-K.
The high and low sales prices per share of our common stock by quarter, as reported on the NASDAQ through December 31, 2012, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2012
4th Quarter	$28.56	$22.34
3rd Quarter	$25.12	$18.26
2nd Quarter	$24.51	$18.69
1st Quarter	$25.50	$18.06
Year ended December 31, 2011
4th Quarter	$21.06	$14.04
3rd Quarter	$26.78	$13.84
2nd Quarter	$24.75	$19.73
1st Quarter	$21.91	$17.63
Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for securities authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2007 through December 31, 2012 for TriMas common stock, the Russell 2000 Index and a peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2007 in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
Dec - 07
Dec - 08
Dec - 09
Dec - 10
Dec - 11
Dec - 12
TriMas
Russell 2000
Peer Group (1)

______________

(1)	Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., Kaydon Corporation, SPX Corporation and Teleflex, Inc.

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2012. The financial data for each of the five years presented has been derived from our financial statements and notes to those financial statements, which have been audited by KPMG LLP. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited financial statements included included in Item 8 of this report.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(dollars and shares in thousands, except per share data)
Statement of Income Data:
Net sales	$1,272,910	$1,083,960	$902,460	$777,050	$981,110
Gross profit	343,760	317,700	271,050	204,510	254,760
Impairment of goodwill and indefinite-lived intangible assets	—	—	—	—	(147,430)
Operating profit (loss)	127,870	131,320	109,340	49,500	(54,000)
Income (loss) from continuing operations	36,290	50,810	38,930	12,440	(110,190)
Per Share Data:
Basic:
Continuing operations	$0.90	$1.48	$1.15	$0.37	$(3.30)
Weighted average shares	37,521	34,246	33,761	33,490	33,423
Diluted:
Continuing operations	$0.89	$1.46	$1.13	$0.36	$(3.30)
Weighted average shares	37,949	34,780	34,435	33,892	33,423

	Year ended December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$73,220	$95,810	$94,960	$83,510	$31,170
Investing activities	(133,000)	(25,230)	(37,850)	9,130	(33,380)
Financing activities	(8,560)	(28,030)	(20,220)	(87,070)	1,320
Balance Sheet Data:
Total assets	$1,130,960	$991,900	$925,720	$825,780	$930,220
Total debt	422,440	469,900	494,650	514,550	609,940
Goodwill and other intangibles	477,100	371,030	365,800	360,410	380,100

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
Over the past two years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging and Energy reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving forward with more efficient facilities and lower-cost country production. While our growth strategies, particularly in Packaging and Energy, have helped to significantly increase our net sales levels and set the foundation for continued growth, combined with our Cequent footprint projects will yield more effective and efficient manufacturing capability and flexibility while also reducing costs, our earnings margins have declined as we incur costs to pursue these endeavors. For Packaging and Energy, margins have declined at the onset of the acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments, integration costs, costs to penetrate new markets and from acquiring companies with historically lower margins than our legacy businesses. For the Cequent businesses, duplicative costs from multiple facilities, manufacturing inefficiencies associated with the start-up of new facilities and move costs have significantly impacted margins. While these endeavors have significantly impacted margins in 2012, we believe that the margins in the Packaging and Energy businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies, and Cequent margins will improve once the facilities are fully operational.
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
There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent Americas, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer original equipment manufacturers ("OEMs"), distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation. We do not consider sales order backlog to be a material factor in our business. A growing portion of our sales are derived from international sources, which exposes us to certain risks, including currency risks.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six reportable segments:

	Year ended December 31,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$275,160	21.6%	$185,240	17.1%	$171,170	19.0%
Energy	190,210	14.9%	166,780	15.4%	129,100	14.3%
Aerospace & Defense	78,580	6.2%	78,590	7.2%	73,930	8.2%
Engineered Components	200,000	15.7%	175,350	16.2%	113,000	12.5%
Cequent Asia Pacific	128,560	10.1%	94,290	8.7%	75,990	8.4%
Cequent Americas	400,400	31.5%	383,710	35.4%	339,270	37.6%
Total	$1,272,910	100.0%	$1,083,960	100.0%	$902,460	100.0%
Gross Profit
Packaging	$92,850	33.7%	$74,350	40.1%	$70,050	40.9%
Energy	48,190	25.3%	45,480	27.3%	36,930	28.6%
Aerospace & Defense	31,850	40.5%	29,790	37.9%	27,610	37.3%
Engineered Components	40,200	20.1%	38,920	22.2%	22,580	20.0%
Cequent Asia Pacific	26,140	20.3%	24,750	26.2%	20,450	26.9%
Cequent Americas	104,530	26.1%	104,410	27.2%	93,430	27.5%
Total	$343,760	27.0%	$317,700	29.3%	$271,050	30.0%
Selling, General and Administrative
Packaging	$35,300	12.8%	$26,260	14.2%	$20,450	11.9%
Energy	30,340	16.0%	25,850	15.5%	22,170	17.2%
Aerospace & Defense	11,030	14.0%	11,070	14.1%	9,510	12.9%
Engineered Components	12,460	6.2%	11,460	6.5%	9,410	8.3%
Cequent Asia Pacific	13,870	10.8%	10,840	11.5%	8,400	11.1%
Cequent Americas	77,150	19.3%	71,670	18.7%	65,540	19.3%
Corporate expenses	36,020	N/A	29,370	N/A	24,710	N/A
Total	$216,170	17.0%	$186,520	17.2%	$160,190	17.8%
Operating Profit (Loss)
Packaging	$57,550	20.9%	$48,060	25.9%	$48,710	28.5%
Energy	17,810	9.4%	19,740	11.8%	14,700	11.4%
Aerospace & Defense	20,820	26.5%	18,640	23.7%	18,090	24.5%
Engineered Components	27,990	14.0%	27,620	15.8%	12,660	11.2%
Cequent Asia Pacific	12,300	9.6%	13,900	14.7%	12,050	15.9%
Cequent Americas	27,420	6.8%	32,730	8.5%	27,840	8.2%
Corporate expenses	(36,020)	N/A	(29,370)	N/A	(24,710)	N/A
Total	$127,870	10.0%	$131,320	12.1%	$109,340	12.1%
Capital Expenditures
Packaging	$15,470	5.6%	$5,420	2.9%	$5,200	3.0%
Energy	5,210	2.7%	3,710	2.2%	3,660	2.8%
Aerospace & Defense	3,210	4.1%	2,410	3.1%	1,850	2.5%
Engineered Components	4,090	2.0%	5,490	3.1%	2,780	2.5%
Cequent Asia Pacific	8,290	6.4%	8,780	9.3%	3,530	4.6%
Cequent Americas	9,670	2.4%	2,400	0.6%	3,100	0.9%
Corporate	180	N/A	170	N/A	230	N/A
Total	$46,120	3.6%	$28,380	2.6%	$20,350	2.3%

	Year ended December 31,
	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales	2010	As a Percentage of Net Sales
	(dollars in thousands)
Depreciation and Amortization
Packaging	$17,970	6.5%	$13,200	7.1%	$12,640	7.4%
Energy	3,600	1.9%	2,790	1.7%	1,960	1.5%
Aerospace & Defense	2,660	3.4%	2,580	3.3%	2,330	3.2%
Engineered Components	3,860	1.9%	3,540	2.0%	2,710	2.4%
Cequent Asia Pacific	3,840	3.0%	3,860	4.1%	2,820	3.7%
Cequent Americas	12,780	3.2%	12,170	3.2%	13,110	3.9%
Corporate	160	N/A	150	N/A	120	N/A
Total	$44,870	3.5%	$38,290	3.5%	$35,690	4.0%

Results of Operations
Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
The principal factors impacting us during the year ended December 31, 2012 compared with the year ended December 31, 2011 were:

•
the impact of our Arminak & Associates, LLC ("Arminak") and Innovative Molding acquisitions in our Packaging reportable segment, the CIFAL Industrial e Comercial Ltda ("CIFAL") acquisition in our Energy reportable segment, the Trail Com Limited ("Trail Com") acquisition in our Cequent Asia Pacific reportable segment and the Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran") acquisition in our Cequent Americas reportable segment;

•	market share gains and new product introductions in 2012, primarily within our Energy, Engineered Components, Cequent Asia Pacific and Cequent Americas reportable segments;

•	continued economic strength in certain of the markets our businesses serve in 2012 compared to 2011, contributing to increased net sales in five of six of our reportable segments;

•
our equity offering during 2012, where we issued 4,000,000 shares of common stock for net proceeds of approximately $79.0 million, of which approximately $54.9 million was utilized to partially redeem $50.0 million aggregate principal amount of our 9 3/4% senior secured notes due 2017;

•	debt extinguishment costs associated with the redemption of our 9 3/4% senior secured notes due 2017 and our amended and restated credit agreement ("ARCA"); and

•
footprint consolidation and relocation projects within our Cequent Americas and Cequent Asia Pacific reportable segments, under which we incurred approximately $11.5 million of manufacturing inefficiencies, facility move and duplicate costs during 2012.

Overall, net sales increased approximately $189.0 million, or approximately 17.4%, to $1.27 billion in 2012, as compared to $1.08 billion in 2011. During 2012, net sales increased in all of our reportable segments except for Aerospace & Defense. Of the sales increase, approximately $108.3 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Engineered Components reportable segments, our expansion in international markets, primarily in our Energy and Cequent Asia Pacific reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets. These increases were partially offset by approximately $5.3 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 29.3% in 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense reportable segment improved by 260 basis points during 2012 compared to 2011, due primarily to a more favorable product sales mix resulting from an increase in percentage of sales from higher-margin aerospace products. However, gross profit margins declined in each of our other five reportable segments, primarily due to approximately $2.7 million of purchase accounting adjustments related to step-up in value and subsequent sale of inventory and other costs associated with our recent acquisitions in our Packaging, Energy and Cequent Asia Pacific reportable segments, approximately $11.5 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments and a less favorable product sales mix in several of our reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 10.0% and 12.1% in 2012 and 2011, respectively. Operating profit decreased $3.5 million, or 2.6%, to $127.9 million in 2012 as compared to $131.3 million in 2011, as the profit earned on the higher sales levels was more than offset by our acquisition related costs in the Packaging, Energy, Cequent Asia Pacific and Cequent Americas reportable segments, a less favorable product mix in multiple reportable segments, costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Asia Pacific and Cequent Americas reportable segments and increased selling, general and administrative expenses related to acquisitions and to support our sales growth initiatives.
Interest expense decreased approximately $8.7 million, to $35.8 million in 2012, as compared to $44.5 million in 2011. The decline was primarily due to a reduction in our overall interest rates due to the redemption in 2012 of our senior notes due 2017 ("Senior Notes"), which bore interest at 9 3/4%, and the refinance of our credit agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on our U.S. credit and accounts receivable facility borrowings to approximately 3.5% in 2012, from 4.6% in 2011. Partially offsetting these reductions was an increase in our weighted-average U.S. credit and accounts receivable facility borrowings to approximately $321.7 million in 2012, from approximately $290.4 million in 2011.
We incurred debt extinguishment costs of approximately $46.8 million in 2012 related to the redemption of our Senior Notes and refinance of our U.S. bank debt. In 2011, we incurred approximately $4.0 million of debt extinguishment costs related to the refinance of our former U.S. bank debt.
Other expense, net decreased approximately $0.1 million to $3.0 million in 2012, from $3.1 million in 2011. There were no significant changes in the composition of other expense, net, as our foreign currency exchange losses and other expenses remained essentially flat in 2012 and 2011.
The effective income tax rate for 2012 was 14.1%, compared to 36.3% for 2011. During 2012, we reported domestic and foreign pre-tax income of approximately $11.9 million and $30.3 million, respectively, and recognized tax benefits of approximately $4.9 million primarily attributable to international restructuring events completed in 2012, a change in an uncertain tax position for which the statute of limitations expired and related to tax holidays.  In addition, we incurred tax charges of approximately $1.6 million during 2012 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards. In 2011, we reported domestic and foreign pre-tax income of approximately $49.1 million and $30.6 million, respectively, and incurred tax charges of approximately $1.3 million directly attributable to international restructuring events completed. We also recognized net tax benefits of $1.0 million primarily related to a change in an uncertain tax position for which the statute of limitations expired, as well as certain tax credits that we expected to realize.
Income from continuing operations decreased approximately $14.5 million to $36.3 million in 2012, from $50.8 million in 2011. Operating profit decreased $3.5 million as the profit earned on higher sales was more than offset by acquisition related costs, a less favorable product mix and costs incurred related to our manufacturing facility footprint consolidation and relocation projects. The $3.5 million decrease in operating profit, plus the incremental $42.8 million in debt extinguishment costs year-over-year related to the refinance of our credit agreement and the redemption of our Senior Notes during 2012, less the $8.7 million reduction in interest expense, primarily due to our lower interest rates as a result of the refinance of our U.S. bank debt and the redemption of our Senior Notes, less the $23.0 million decrease in income taxes, primarily related to lower income levels and effective tax rate in 2012 compared to 2011, all resulted in the decrease in income from continuing operations in 2012 compared to 2011.
Net income attributable to noncontrolling interest was $2.4 million in 2012, as a result of our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by reportable segment.

Packaging.  Net sales increased approximately $89.9 million, or 48.5%, to $275.2 million in 2012, as compared to $185.2 million in 2011. Our acquisitions of Arminak in February 2012 and Innovative Molding in August 2011 contributed approximately $89.8 million of the sales increase. Sales of our specialty systems products increased by approximately $9.2 million, as an increase in North American sales more than offset a decline in European sales. These increases in sales were partially offset by a decrease in sales of our industrial closures, rings and levers of approximately $5.7 million, primarily due to continued weak demand throughout Europe and lower demand in North America during 2012 as customers responded to weak end-market demand and uncertain economic conditions. In addition, sales decreased by approximately $3.4 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $18.5 million to $92.9 million, or 33.7% of sales in 2012, as compared to $74.4 million, or 40.1% of sales in 2011. Gross profit increased primarily due to the higher sales levels as a result of our acquisitions of Arminak and Innovative Molding. Gross profit dollars and margin declined as a result of $1.1 million of incremental purchase accounting adjustments in 2012 related to step-up in value and subsequent amortization of inventory and intangible assets of our acquisition of Arminak compared to similar costs in 2011 for Innovative Molding. Gross profit margin further declined due to a less favorable product sales mix, as Arminak and Innovative Molding both yield lower gross margins than the legacy Packaging business and as a result of approximately $1.3 million of unfavorable currency exchange. While this segment continues to generate savings from its productivity and automation initiatives, the savings from these projects was more than offset by further reductions in gross profit resulting from lower industrial product sales and increased international freight costs.
Packaging's selling, general and administrative expenses increased approximately $9.0 million to $35.3 million, or 12.8% of sales in 2012, as compared to $26.3 million, or 14.2% of sales in 2011. This segment incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak and approximately $3.1 million of incremental intangible asset amortization costs for Arminak and Innovative Molding. The remainder of the year-over-year increase is primarily related to operating selling, general and administrative expenses in the two acquired companies, partially offset by the recognition of a previously deferred gain of $1.5 million associated with a postretirement benefit plan. Selling, general and administrative expenses decreased as a percentage of sales due to both the postretirement benefit gain and the operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $9.5 million to $57.6 million, or 20.9% of sales in 2012, as compared to $48.1 million, or 25.9% of sales, in 2011. Operating profit increased primarily due to our higher sales levels as a result of our acquisitions and the recognition in 2012 of the previously deferred postretirement benefit gain. Operating profit margin declined primarily due to the aforementioned purchase accounting adjustments and acquisition costs and a less favorable product sales mix, primarily resulting from the mix shift of more sales generated by the acquired companies, which had lower historical margins than the legacy Packaging business.
Energy.    Net sales in 2012 increased approximately $23.4 million, or 14.0%, to $190.2 million, as compared to $166.8 million in 2011. Of this increase, approximately $8.7 million was due to continued market share gains within our highly-engineered bolt product line, $7.4 million resulted from incremental sales generated by our new Grimsby, United Kingdom; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities and $2.9 million was due to the acquisition of CIFAL in July 2012. The remaining $4.4 million year-over-year change was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers, offset by approximately $1.0 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $2.7 million to $48.2 million, or 25.3% of sales, in 2012, as compared to $45.5 million, or 27.3% of sales, in 2011, primarily due to higher sales levels between years driven by our continued branch expansions and CIFAL acquisition. However, gross profit margin declined year-over-year, as we incurred approximately $1.1 million in 2012 of purchase accounting-related adjustments related to the step-up in value and subsequent amortization of inventory and intangible assets in connection with the CIFAL acquisition. In addition, margins were further negatively impacted by both a less favorable product sales mix, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales and due to our newer international branches, which generally have lower margins due to aggressively pricing products to penetrate the market in addition to requiring infrastructure to support future sales growth.
Selling, general and administrative expenses within Energy increased approximately $4.5 million to $30.3 million, or 16.0% of net sales, in 2012, as compared to $25.9 million or 15.5% of net sales, in 2011. This segment incurred approximately $1.3 million in incremental costs related to the acquisition of CIFAL for selling, general and administrative costs, including approximately $0.5 million of legal, finance and other diligence costs associated with execution of the acquisition. The remainder of the increase is primarily related to higher employee and professional fee costs associated with our growth initiatives.

Overall, operating profit within Energy decreased approximately $1.9 million to $17.8 million, or 9.4% of sales, in 2012, as compared to $19.7 million, or 11.8% of sales, in 2011, due to the aforementioned impact of purchase accounting adjustments and acquisition costs, a less favorable product sales mix and a higher sales support costs.
Aerospace & Defense.    Net sales in 2012 remained flat at $78.6 million as compared to 2011. Sales in our aerospace business increased approximately $9.7 million, primarily due to higher sales levels in our blind bolt and temporary fastener product lines as a result of increased demand from our distribution customers in response to new programs and increased activity with airplane frame manufacturers, as well as the recent introduction of new products and sales growth in China. This increase was offset by a decrease in sales in our defense business, primarily associated with managing the relocation to and establishment of the new defense facility, which is now in the final stages of completion.
Gross profit within Aerospace & Defense increased approximately $2.1 million to $31.9 million, or 40.5% of sales, in 2012, from $29.8 million, or 37.9% of sales, in 2011, primarily as a result of increased sales levels in our aerospace business. Gross profit margin in our aerospace business remained relatively flat year-over-year, as the leverage of higher sales levels was offset by labor inefficiencies and costs associated with the start up of a new facility to manufacture aerospace collars in Tempe, Arizona. Overall segment gross margin increased due to a more favorable product sales mix, primarily resulting from an increase in percentage of sales from higher-margin aerospace products.
Selling, general and administrative expenses remained relatively flat at $11.0 million, or 14.0% of sales, in 2012, as compared to $11.1 million, or 14.1% of sales, in 2011. Higher employee, legal and diligence costs in support of our growth initiatives in our aerospace business were mostly offset by decreased sales commissions, as a lower percentage of our sales in the year ended December 31, 2012 were subject to third-party commission arrangements than in the year ended December 31, 2011, as well as a general decrease in spending in our defense business as the defense facility relocation winds-down.
Operating profit within Aerospace & Defense increased approximately $2.2 million to $20.8 million, or 26.5% of sales, in 2012, as compared to $18.6 million, or 23.7% of sales, in 2011, primarily as a result of the increase in sales levels in our aerospace business and a more favorable product sales mix resulting from a higher percentage of segment revenue being generated from our higher-margin aerospace products.
Engineered Components.    Net sales in 2012 increased approximately $24.7 million, or 14.1%, to $200.0 million, as compared to $175.4 million in 2011. Sales of slow speed and compressor engines and related products increased by approximately $17.3 million, as sales of engines and engine parts increased by approximately $14.1 million due to continued increases in oil drilling activity. Sales of gas compression products and processing and meter run equipment increased by approximately $3.2 million, as we continue to introduce new products to add to our well-site content, including the application of emerging technology utilizing high pressure compression cylinders for alternative distribution of well-site content. Sales in our industrial cylinder business increased by approximately $7.4 million primarily due to market share gains, which we believe were partially aided by recent competitive balance initiatives in the high pressure steel cylinder market following the ITC's May 2012 imposition of anti-dumping and countervailing duties on imported high pressure steel cylinders.
Gross profit within Engineered Components increased approximately $1.3 million to $40.2 million, or 20.1% of sales, in 2012, from $38.9 million, or 22.2% of sales, in 2011, primarily due to the higher sales levels. Gross profit margins on our industrial cylinder business remained consistent year-over-year, as margin increases from continued pricing and productivity improvement efforts were offset by increased freight costs generated by higher domestic sales during the second half of 2012. Gross profit margins in our engine business declined due to a less favorable product mix, with more sales of lower margin, oil production engines and less sales of higher margin, natural gas production engines and related parts. In addition, the engine business gross margins declined as a result of lower fixed cost absorption due to lower production and procurement levels in the back half of 2012.
Selling, general and administrative expenses increased approximately $1.0 million to $12.5 million, or 6.2% of sales, in 2012, as compared to $11.5 million, or 6.5% of sales, in 2011, primarily as a result of increased selling and labor costs in support of our sales growth initiatives. Selling, general and administrative expenses as a percentage of sales declined slightly year-over-year due to the operating leverage gained on higher sales levels.
Operating profit within Engineered Components increased approximately $0.4 million to $28.0 million, or 14.0% of sales, in 2012, as compared to $27.6 million, or 15.8% of sales, in 2011, primarily due to the higher sales levels between years. However, operating profit margins decreased due to a less favorable product sales mix and lower fixed cost absorption in our engine business.

Cequent Asia Pacific.    Net sales increased approximately $34.3 million, or 36.3%, to $128.6 million in 2012, as compared to $94.3 million in 2011. Approximately $19.7 million of the increase was due to higher sales levels in Thailand primarily due to new business awards, $6.9 million was due to the acquisition of Trail Com in July 2012, with operations in Australia and New Zealand and $3.2 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. Net sales in 2012 has also been aided by increased consumer spending and increased vehicle availability as the economy in this region began to stabilize during the second half of 2011 and throughout 2012 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout much of 2011. Partially offsetting these increases was the negative impact of approximately $0.6 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent Asia Pacific's gross profit increased approximately $1.4 million to $26.1 million, or 20.3% of net sales in 2012, from approximately $24.8 million, or 26.2% of net sales, in 2011, primarily due to the increase in sales levels between years and savings generated from productivity projects. However, gross profit margin declined due to approximately $5.8 million of manufacturing inefficiencies, duplicate costs and lower fixed cost absorption directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, which opened in June 2012, and due to a less favorable product sales mix, primarily resulting from Thailand, Trail Com and BTM having lower gross margins than the remainder of the Cequent Asia Pacific business. In addition, gross profit margin decreased due to purchase accounting-related adjustments related to the step up in value and subsequent sale of inventory in connection with our Trail Com acquisition.
Cequent Asia Pacific's selling, general and administrative expenses increased approximately $3.0 million to $13.9 million, or 10.8% of sales in 2012, as compared to $10.8 million, or 11.5% of sales in 2011, primarily in support of our growth initiatives as well as normal selling and administrative expenses from our newly acquired BTM and Trail Com businesses. However, selling, general and administrative expenses declined by 70 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent Asia Pacific's operating profit decreased approximately $1.6 million to $12.3 million, or 9.6% of sales, in 2012, from $13.9 million, or 14.7% of net sales in 2011, as the profit earned on the higher sales levels was more than offset by the manufacturing inefficiencies, duplicate costs and lower fixed cost absorption related to the move to a new manufacturing facility, a less favorable product sales mix resulting from growth in Thailand and the acquisitions of Trail Com and BTM, costs related to the step-up and sale of inventory in the Trail Com acquisition and higher selling, general and administrative expenses in support of our sales growth initiatives.
Cequent Americas.    Net sales increased approximately $16.7 million, or 4.3%, to $400.4 million in 2012, as compared to $383.7 million in 2011, primarily due to a year-over-year increase within our auto OE, industrial and aftermarket channels. Of this increase, $11.0 million relates to sales within our auto OE channel due to strong OEM build rates, new business awards and market share gains. Sales within our industrial channel increased by $2.6 million, primarily in the industrial OE market, and sales within our aftermarket channel increased $2.5 million, predominately due to growth in the Internet retailer market and due to our July 2012 acquisition of Engetran, which generated $1.9 million in sales during 2012. Sales remained relatively flat in our retail channel despite a one-time stocking order of approximately $4.5 million for a significant customer in 2011 that did not recur in 2012. We were able to slightly more than replace the sales of the 2011 one-time stocking order via market share gains at certain of our existing customers to whom we now provide additional products and through sales related to our new broom and brush product line.
Cequent Americas' gross profit increased approximately $0.1 million to $104.5 million, or 26.1% of sales, in 2012, from approximately $104.4 million, or 27.2% of sales, in 2011, as the profit generated from the increase in sales and profitability enhancement projects was almost offset by approximately $5.7 million of costs incurred related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production thereto. During 2012, this segment realized savings related to the combination of material sourcing projects, manufacturing a higher percentage of goods in our low cost country facilities and higher fixed cost absorption as a result of higher plant volumes, which were partially offset by commodity price increases and a less favorable product sales mix, with our lower margin channels comprising a larger percentage of sales.
Selling, general and administrative expenses increased approximately $5.5 million to $77.2 million, or 19.3% of sales, in 2012, as compared to $71.7 million, or 18.7% of sales, in 2011, primarily as a result of higher diligence, legal and ongoing selling, general and administrative costs of approximately $1.9 million associated with our acquisitions of Engetran and our new broom and brush product line and the recognition of approximately $1.8 million of selling, general and administrative expenses associated with our actions to move production to lower cost countries. During 2012, this segment also incurred higher employee costs in support of our growth initiatives.

Cequent Americas' operating profit decreased approximately $5.3 million to $27.4 million, or 6.8% of sales, in 2012, from $32.7 million, or 8.5% of net sales, in 2011, as the gross profit earned on the higher sales levels, material sourcing projects, low cost country manufacturing and higher fixed cost absorption in 2012 was more than offset by costs associated with the footprint and lower cost country project, higher commodity prices, a less favorable product sales mix and due to higher selling, general and administrative expenses.
Corporate Expenses.    Corporate expenses and management fees included in operating profit consist of the following:

	Year ended December 31,
	2012	2011
	(in millions)
Corporate operating expenses	$14.5	$11.5
Employee costs and related benefits	21.4	17.8
Management fees and expenses	0.1	0.1
Corporate expenses	$36.0	$29.4
Corporate expenses included in operating profit increased approximately $6.6 million to $36.0 million in 2012, from $29.4 million in 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with long-term incentive programs.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There were no businesses classified as discontinued operations in 2012. Income from discontinued operations, net of income tax expense, was $9.6 million in 2011. See Note 6, "Discontinued Operations," to our consolidated financial statements attached herein.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010
The principal factors impacting us during the year ended December 31, 2011 compared with the year ended December 31, 2010 were:

•	the impact of the continued upturn in economic conditions in 2011 compared to 2010, contributing to increased net sales in all six of our reportable segments;

•	market share gains and new product introductions in 2011, primarily within our Engineered Components, Energy and Cequent Americas reportable segments;

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

Overall, net sales increased approximately $181.5 million, or approximately 20.1%, to $1.08 billion in 2011, as compared to $902.5 million in 2010. During 2011, net sales increased in each of our six reportable segments. Of the sales increase, approximately $42.4 million was due to our South Texas Bolt & Fitting, Taylor-Wharton, Innovative Molding and BTM acquisitions. In addition, net sales were favorably impacted by approximately $14.4 million as a result of currency exchange, as our reported results in U.S. dollars were positively impacted by stronger foreign currencies, primarily in Australia. The remainder of the increase in sales levels between years was due to the upturn in the economic conditions compared to 2010, generally aiding sales in all of our reportable segments, our continued market share gains, primarily in the Engineered Components, Energy, and Cequent Americas reportable segments, our expansion into new markets, primarily in our Energy and Cequent Asia Pacific reportable segments and our new product introductions and related growth, primarily in our Engineered Components and Cequent Americas reportable segments.

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
The effective income tax rate for 2011 was 36.3% compared to 31.0% for 2010. In 2011, we reported domestic and foreign pre-tax income of approximately $49.1 million and $30.6 million, respectively. In 2011, we recorded a net tax benefit of approximately $1.0 million primarily related to a change in an uncertain tax position reserve for which the statute of limitations expired, as well as certain tax credits that we now expect to realize. In addition, we incurred tax charges of approximately $1.3 million during 2011 directly attributable to international restructuring events completed in 2011. In 2010, we recorded a $1.3 million tax benefit related to decreases in valuation allowances on certain deferred tax assets including state and foreign tax operating loss carryforwards.
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
Packaging's gross profit increased approximately $4.3 million to $74.4 million, or 40.1% of sales, in 2011, as compared to $70.1 million, or 40.9% of sales, in 2010. Although the acquisition of Innovative Molding added approximately $15.2 million of sales in 2011, it only contributed approximately $2.1 million of gross profit, with the low margin primarily due to purchase accounting adjustments primarily related to step-up in value and subsequent amortization of inventory and intangible assets and to planned costs incurred and manufacturing inefficiencies related to the move to a new manufacturing facility.  The inclusion of Innovative Molding's results of operations, including the purchase accounting and move costs, drove the 80 basis point drop in gross profit margin for this segment. After consideration of changes in gross profit related to the Innovative Molding acquisition, gross profit increased $2.2 million, primarily driven by favorable currency exchange of $1.7 million. This segment was able to slightly increase gross profit dollars in its legacy business despite a $4.8 million reduction in legacy sales levels after consideration of currency exchange, equating to an approximate 150 basis point improvement in legacy business gross profit margin.  This margin improvement was due to the continued savings and efficiencies generated by our continued capital investments, productivity projects and lean initiatives.
Packaging's selling, general and administrative expenses increased approximately $5.8 million to $26.3 million, or 14.2% of sales, in 2011, as compared to $20.5 million, or 11.9% of sales, in 2010. The increase is attributable to the increase in sales-related and technical resources, travel costs and sales promotions, all of which support our sales growth initiatives, and due to the incremental operating, diligence and other transaction costs associated with acquisition activities.
Packaging's operating profit decreased approximately $0.7 million to $48.1 million, or 25.9% of sales, in 2011, as compared to $48.7 million, or 28.5% of sales, in 2010, as the increases in gross profit generated via the capital, productivity and lean projects, the Innovative Molding acquisition and favorable currency exchange were more than offset by lower gross profit resulting from lower legacy business sales levels and higher selling, general and administrative expenses in support of our growth initiatives and costs incurred associated with acquisition activities. In addition, this segment recorded losses on dispositions of fixed assets of $0.9 million in 2010 that did not recur in 2011. Operating profit margins declined primarily due to the low margin percentage related to the Innovative Molding acquisition resulting from the purchase accounting adjustments and costs and inefficiencies related to the move to a new manufacturing facility.
Energy.    Net sales for 2011 increased approximately $37.7 million, or 29.2%, to $166.8 million, as compared to $129.1 million in 2010. Of this increase, approximately $18.0 million is due to the acquisition of South Texas Bolt & Fitting in the fourth quarter of 2010, and approximately $7.0 million is due to an increase in our market share of bolts, as certain existing customers have awarded us additional business due to our enhanced specialty bolt manufacturing capabilities as a result of the South Texas Bolt acquisition. In addition, we generated approximately $4.5 million incremental year-over-year sales from our new Midland, Michigan, Salt Lake City, Utah, Edmonton, Canada and Grimsby, United Kingdom branch facilities. Net sales were also favorably impacted by approximately $0.8 million of currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. The remainder of the increase is primarily due to increased levels of turn-around activity at refineries and petrochemical plants and increased sales demand from the chemical industry, as customers have begun to perform maintenance work and new programs deferred from 2010 that require our replacement and specialty gaskets and bolts.
Gross profit within Energy increased approximately $8.6 million to $45.5 million, or 27.3% of sales, in 2011, as compared to $36.9 million, or 28.6% of sales in 2010, primarily due to higher sales levels between years. Gross profit margins declined year-over-year mainly due to a sales mix shift. Our new branch sales, which have lower margins due to aggressively pricing products to penetrate new markets in addition to incurring launch costs, including employee training of manufacturing processes, encompass a larger percentage of the total sales in 2011 than in 2010. In addition, this segment experienced a less favorable product sales mix in 2011 than in 2010, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales. Also, gross profit was negatively impacted by the sale of higher-cost inventory in 2011 compared to 2010, primarily due to increases in steel costs.

Selling, general and administrative expenses within Energy increased approximately $3.7 million to $25.9 million, or 15.5% of net sales, in 2011, as compared to $22.2 million, or 17.2% of net sales, in 2010, primarily in support of our branch facility growth initiatives. However, selling, general and administrative expenses decreased as a percentage of sales due to the continued fixed cost reductions implemented throughout 2010 and 2011 and operating leverage gained on the higher sales levels.
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
Cequent Americas. Net sales increased approximately $44.4 million, or 13.1%, to $383.7 million in 2011, as compared to $339.3 million in 2010, primarily due to year-over-year increases within our retail, original equipment, aftermarket and industrial channels, all of which were aided by the economic recovery that began in 2010 and continued through 2011. Sales in our retail channel increased approximately $16.7 million in 2011 compared to 2010. Approximately 35% of the increase related to a one-time stocking order by one significant customer for a new product placement of cargo management products during the first quarter of 2011. Approximately 50% of the increase related to product sales to new customers and 15% of the increase related to market share gains at certain of our existing customers to whom we now provide additional products. Sales within our aftermarket channel increased approximately $13.0 million in 2011 compared to 2010, primarily due to market share gains and new product introductions. Sales in our industrial channel increased approximately $8.3 million in 2011 compared to 2010, primarily due to sales to new customers and higher levels of trailer‑builds, which use our towing, trailer and electrical products. Sales to automotive original equipment manufacturers and suppliers increased approximately $6.3 million in 2011 compared to 2010, primarily due to the full run rate of sales generated from our new product launches throughout 2010.
Cequent Americas' gross profit increased approximately $11.0 million to $104.4 million, or 27.2% of sales, in 2011, from approximately $93.4 million, or 27.5% of sales, in 2010, primarily due to the increase in sales levels between years and savings generated from continued productivity projects, primarily via negotiated vendor cost reductions and new process automation. However, gross profit margins decreased by 30 basis points, as these increases in gross profit were partially offset by delays, primarily in the first quarter of 2011, of certain sales price increases to customers in response to the higher commodity costs, primarily steel and copper, in order to continue to generate market share gains, primarily in the aftermarket and industrial channels.

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
Cequent Americas' operating profit increased by approximately $4.9 million to $32.7 million, or 8.5% of sales, in 2011, from $27.8 million, or 8.2% of net sales, in 2010. The increase in operating profit is due primarily to the higher sales levels and continued productivity projects, which were partially offset by the delay of certain pricing actions to customers in response to higher commodity and freight costs to continue to generate market share gains, and increased selling, general and administrative expenses in support of the higher sales levels and our sales growth initiatives.
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
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011, our medical device line of business, which was sold in May 2010 and our property management line of business, which was sold in April 2010. Income from discontinued operations, net of income tax benefit, was $9.6 million and $6.3 million in 2011 and 2010, respectively. See Note 6, "Discontinued Operations," to our consolidated financial statements included herein.
Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities in 2012 was approximately $73.2 million, as compared to $95.8 million in 2011. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
In 2012, the Company generated $128.1 million in cash flows, based on the reported net income of $36.3 million and after considering the effects of non-cash items related to gains on dispositions of businesses and other assets, depreciation, amortization, stock compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. In 2011, the Company generated $109.1 million based on the reported net income of $60.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $3.8 million and $21.4 million in 2012 and 2011, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. In 2012, accounts receivable increased by a lesser percentage than sales, primarily as a result of our days sales outstanding of receivables decreasing to 46 days in 2012 compared to 48 days in 2011.

•
We used approximately $48.0 million and $16.8 million of cash in 2012 and 2011, respectively, for investment in our inventories. Inventory levels increased primarily to support the increased sales volumes, including in our acquisitions, where we made additional investments post-transaction to add inventory to fill projected customer demand. Throughout 2012, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share where other competitors are unable to fill customer orders timely. We also increased inventory levels in our Cequent Americas reportable segment given the planned closure of the Goshen, IN manufacturing facility and move of production to our lower cost facilities. As a result, our days sales of inventory on hand increased to approximately 98 days in 2012 compared to 89 days in 2011.

•
In 2012, accounts payable and accrued liabilities resulted in a net use of cash of approximately $3.7 million, as compared to source of cash of $25.9 million in 2011. The change in account payables and accrued liabilities is primarily a result of the timing of payments made to suppliers. Although inventory balances increased compared to the prior year, inventory purchases slowed in late 2012, resulting in a decrease in the days accounts payable on hand at year end, from approximately 74 days in 2011 to 66 days in 2012.

•
Prepaid expenses and other assets resulted in a net source of cash of approximately $0.6 million in 2012, as compared to a use of cash of $0.9 million for the year ended December 31, 2011. Although sales levels increased by 17.4% in 2012 compared to 2011, prepaid expense and other assets remained relatively flat.

Net cash used for investing activities in 2012 was approximately $133.0 million, as compared to $25.2 million in 2011. During 2012, we paid approximately $89.9 million for business acquisitions, with the largest three acquisitions being Arminak & Associates in our Packaging reportable segment, CIFAL in our Energy reportable segment and Trail Com in our Cequent Asia Pacific reportable segment. We also incurred approximately $46.1 million in capital expenditures in 2012, as we have increased our investment in growth, capacity and productivity-related capital projects due to the improved economic conditions and significant growth in sales levels. Cash received from the disposition of assets was approximately $3.0 million in 2012, primarily due to the collection of the note receivable recorded as a part of the sale of our precision tool cutting and specialty fittings lines of business. During 2011, we paid approximately $31.4 million for business acquisitions, primarily related to the stock acquisition of Innovative Molding within our Packaging reportable segment. We also invested approximately $32.6 million in capital expenditures. Cash used for acquisitions and capital expenditures in 2011 was partially offset by the sale of our precision tool cutting and specialty fittings lines of business and other asset dispositions of approximately $38.8 million.
Net cash used for financing activities in 2012 was approximately $8.6 million, as compared to $28.0 million in 2011. During 2012, we completed an equity offering for net proceeds of approximately $79.0 million and completed the refinance of our domestic debt structure, repaying the remaining $217.2 million term loan and redeeming the $250.0 million outstanding of our Senior Notes with cash on hand and proceeds from our new $400.0 million term loan facilities. We paid approximately $42.2 million in fees to complete the refinance of our term loan and redeem our Senior Notes. We also borrowed a net of $18 million under our accounts receivable facility during 2012. We received approximately $5.2 million greater proceeds from the exercise of stock options during 2012 than in 2011. We borrowed approximately $4.3 million, net in 2012 on our credit facility in Australia. We paid $5 million and $15 million, respectively, in 2012 and 2011 on our previous term loans per the excess cash flow provisions of our credit agreements. We also paid approximately $1.3 million in distributions to noncontrolling interest during 2012. During 2011, we completed the refinance of our former U.S. bank debt, which was in effect until June 21, 2011, repaying the remaining $233.0 million term loan and borrowing $225.0 million on a new term loan facility. We also paid approximately $6.9 million in fees to complete the refinance of our former U.S. bank debt, the subsequent increase to our former revolving credit facility and for the amendment of our former account receivable facility.
Our Debt and Other Commitments
During the fourth quarter of 2012, we entered into the ARCA, pursuant to which we were able to reduce interest rates, extend maturities and increase our available liquidity. Below is a summary of the key terms under the ARCA as of December 31, 2012:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Amended & Restated Credit Agreement
Senior secured revolving credit facility	$250.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan A facility	$200.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan B facility	$200.0	10/11/2019	LIBOR plus 2.75% with a 1.00% LIBOR floor

The ARCA provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00, as defined. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
Under the ARCA, if, on or prior to October 11, 2013, we prepay all or any portion of the term loan B facility using a new term loan facility with lower interest rate margins, then we will be required to pay a premium equal to 1% of the aggregate principal amount prepaid. In addition, beginning with the fiscal year ended December 31, 2013 (payable in 2014), we may be required to prepay a portion of our term loan A and term loan B facilities in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. During 2012, we paid $5.0 million of our former term loan B facility under the excess cash flow provision of the previous credit agreement.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with the ARCA's financial covenants. The ARCA contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the ARCA also require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Although the financial covenants calculations under the ARCA are essentially the same as the previous credit agreement, the permitted leverage ratio and permitted interest expense coverage ratio thresholds were both reset. The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the ARCA is 3.50 to 1.00 as of December 31, 2012. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our ARCA, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.30 to 1.00 as of December 31, 2012. Our permitted interest expense coverage ratio under the ARCA is 3.00 to 1.00 and, our actual interest expense coverage ratio was 5.68 to 1.00 as of December 31, 2012. At December 31, 2012, we were in compliance with our financial and other covenants.
The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our ARCA, for the year ended December 31, 2012. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Year ended December 31, 2012
(dollars in thousands)
Net income attributable to TriMas Corporation	$33,880
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	2,410
Interest expense, net (as defined)	35,800
Income tax expense	5,970
Depreciation and amortization	44,870
Non-cash expenses compensation expense(1)	9,280
Other non-cash expenses or losses	3,680
Non-recurring fees and expenses in connection with acquisition integration(2)	350
Debt extinguishment costs(3)	46,810
Non-recurring expenses or costs for cost saving projects	10,230
Permitted acquisitions(4)	2,150
EBITDA of partially-owned subsidiaries attributable to noncontrolling interest(5)	(3,720)
Consolidated Bank EBITDA, as defined	$191,710

	December 31, 2012
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$440,450
Consolidated Bank EBITDA, as defined	$191,710
Actual leverage ratio	2.30	x
Covenant requirement	3.50	x

December 31, 2012
(dollars in thousands)
Interest expense, as reported	$35,800
Interest income	(440)
Non-cash amounts attributable to amortization of financing costs	(2,650)
Pro forma adjustment for acquisitions and dispositions	1,030
Total consolidated cash interest expense, as defined	$33,740

	December 31, 2012
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$191,710
Total consolidated cash interest expense, as defined	$33,740
Actual interest expense ratio	5.68	x
Covenant requirement	3.00	x
________________________________________

(1)
Non-cash compensation expenses relating to short-term and long-term incentive plans. See Note 17, "Equity Awards", included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within the Form 10-K.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25.0 million in the aggregate.

(3)	Costs incurred associated with refinancing out debt facilities.

(4)	EBITDA from permitted acquisitions, as defined.

(5)	Adjustment to EBITDA related to the percent ownership of non-wholly owned subsidiary, as defined.

(6)	Includes $18.0 million of acquisition deferred purchase price.
In addition to our U.S. bank debt, our Australian subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At December 31, 2012, approximately $4.8 million was outstanding under this debt agreement. There were no amounts outstanding in 2011. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost), and we were in compliance with such covenants at December 31, 2012.
Another important source of liquidity is our accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility during the fourth quarter of 2012, increasing the committed funding from $90.0 million to $105.0 million, and reducing the margin on amounts outstanding from a range of 1.50% or 1.75% to 1.20% or 1.35%, respectively, depending on the amount drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from 0.45% to 0.40% and extended the maturity date from September 15, 2015 to October 12, 2017. We had $18.0 million outstanding under the facility as of December 31, 2012 and $51.9 million available but not utilized as of December 31, 2012. No amounts were outstanding under the facility as of December 31, 2011; however, $57.6 million was available but not utilized.

We had no amounts outstanding under our revolving credit facilities at December 31, 2012 and December 31, 2011, but had $226.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the ARCA, as of December 31, 2012 and December 31, 2011,we had $230.5 million and $158.8 million, respectively, of borrowing capacity available for general corporate purposes.
As of December 31, 2012, our available revolving credit capacity under the ARCA, after consideration of approximately $23.3 million in letters of credit outstanding related thereto, is approximately $226.7 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $105 million, depending on the level of receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Our weighted average daily amounts outstanding under the revolving credit facilities and accounts receivable facilities approximated $62.2 million and $58.0 million during 2012 and 2011, respectively. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. While this is the general trend in cash flow due to seasonality, our daily average amounts outstanding increased during the second half of 2012 compared to the first half of 2012. During the first half of 2012, with cash proceeds from the sale of our precision tool cutting and specialty fittings lines of business at the end of 2011 and our May 2012 equity offering, overall borrowings were lower despite the completion of significant acquisitions and additional capital expenditures in support of our growth initiatives. During the second half of 2012, overall borrowings were higher, as we completed additional acquisitions and had higher inventory purchases to both support opportunistic investments in certain of our businesses in order to gain market share and to allow for a seamless transition of our manufacturing processes to lower cost country facilities.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $230.5 million at December 31, 2012, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results primarily from the variable rates under our ARCA. Borrowings under the ARCA bear interest, at various rates, as more fully described in Note 12, "Long-term Debt," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K. In December 2012, we entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and expires on October 11, 2019. In March 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of our former term loan B facility. The swap agreement fixed the LIBOR-based variable portion of the interest rate at 1.80% through June 23, 2016. We terminated this interest rate swap and repaid the obligation upon completion of the ARCA.
We are subject to variable interest rates on our term loans and revolving credit facility. At December 31, 2012, 1-Month LIBOR and 3-Month LIBOR approximated 0.21% and 0.31%, respectively. Based on our variable rate-based borrowings outstanding at December 31, 2012, and after consideration of the 1.00% LIBOR-floor, a 1% increase in the per annum interest rate would increase our interest expense by approximately $2.4 million annually.

Principal payments required under the ARCA for the term loan A facility are $2.5 million due each calendar quarter beginning June 2013 through March 2015 and approximately $3.8 million from June 2015 through September 2017, with final payment of $142.5 million due on October 11, 2017. Principal payments required under the ARCA for the term loan B facility are equal to $0.5 million due each calendar quarter through September 30, 2019 and $186.0 million due on October 11, 2019.
In 2009, we issued $250.0 million aggregate principal Senior Notes. Interest on the Senior Notes accrued at the rate of 9.75% per annum and was payable semi-annually in arrears on June 15 and December 15. Prior to December 15, 2012, we were able to redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In June 2012, we completed a partial redemption of our Senior Notes, using cash proceeds from our May 2012 equity offering, paying approximately $54.9 million to redeem $50.0 million in aggregate principal at a redemption price equal to 109.750% of the principal amount.
Under the Senior Notes indenture, we were also able to redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable "make whole premium," accrued and unpaid interest and additional interest, if any, to the date of such redemption. During the fourth quarter of 2012, the proceeds from the borrowings obtained under the ARCA were utilized to redeem all of the remaining outstanding Senior Notes ($200.0 million), and to pay tender costs, fees and expenses related thereto. As a result, at December 31, 2012, there were no Senior Notes outstanding.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions primarily as operating leases, expense for continuing operations related thereto approximated $22.8 million in 2012. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
In addition to rent expense from continuing operations, we also have approximately $2.4 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 62% relate to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024) and 38% relates to the Wood Dale facility in the former industrial fastening business (which extends through 2022).
Market Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. We began to use derivative financial instruments to manage these risks during 2012, albeit in immaterial notional contracts as we explore this risk mitigation strategy. The functional currencies of our foreign subsidiaries are the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Commitments and Contingencies
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements, certain benefit obligations and interest obligations on our term loans. Interest on the term loan A is based on LIBOR plus 200 basis points, which equaled 2.31% at December 31, 2012. Interest on the term loan B is based on LIBOR plus 275 basis points per annum with a 1.00% LIBOR floor, which equaled 3.75% at December 31, 2012; these rates were used to estimate our future interest obligations with respect to the term loans included in the table below.

The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2012.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt and receivables facilities	$422,440	$14,370	$27,800	$190,770	$189,500
Lease obligations	154,610	23,290	42,410	34,080	54,830
Benefit obligations	18,870	3,080	4,510	4,060	7,220
Interest obligations	73,780	12,240	23,530	22,280	15,730
Total contractual obligations	$669,700	$52,980	$98,250	$251,190	$267,280
As of December 31, 2012, we had a $250.0 million revolving credit facility and a $105.0 million accounts receivable facility. We had no amounts outstanding under our revolving credit facility, and $18.0 million outstanding under the accounts receivable facility as of December 31, 2012. We do borrow against these facilities in various amounts to fund our working capital needs throughout the year, incurring additional interest obligations on such variable outstanding debt.
Under the ARCA, if, prior to October 11, 2013, the Company prepays its term loan B facility using a new term loan with lower interest rate margins, then the Company will be required to pay a 1% premium of the aggregate principal amount prepaid. In addition, beginning with the fiscal year ended December 31, 2013, the Company may be required to prepay a portion of its term loan A and term loan B facilities pursuant to an excess cash flow sweep provision, as defined, with the amount of such prepayment based on the Company's leverage ratio, as defined. In April 2012, the Company prepaid $5.0 million of the term loan principal under the excess cash flow sweep provision of the previous credit agreement.
As of December 31, 2012, we are contingently liable for standby letters of credit totaling $23.3 million issued on our behalf by financial institutions under the ARCA. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 19, "Income Taxes," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 19, 2012, Moody's upgraded our outlook to positive and assigned a rating of Ba3 to our ARCA. Previously, Moody's had assigned our outlook as stable and our previous corporate credit, credit facilities and senior secured notes ratings as Ba3, Ba1 and B1, respectively. On September 19, 2012, Standard & Poor's assigned a BB rating to our Amended and Restated Credit Agreement and held our outlook as stable. On May 4, 2012, Standard & Poor's assigned our previous corporate credit, credit facilities and senior secured notes ratings as BB-, BB+ and B, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We continued to build on the positive momentum generated in the past three years during 2012, as we experienced significant market share gains across many of our businesses, benefited from continued economic recovery, primarily in the U.S., added bolt-on acquisitions that increased our product offerings and global presence, and continued to develop and introduce new products to our markets. Given our successful sales growth initiatives, we strategically increased our investments in inventory levels and capital spending in certain of our businesses to capture additional market share, expand upon our existing growth and productivity initiatives and to increase capacity for future programs. We also successfully completed strategic acquisitions in our key platforms, adding both synergies as well as product and geographic expansion. We successfully completed an equity offering during 2012, and also refinanced both our U.S. bank debt and U.S. receivables facility, increasing capacity, extending maturity dates and lowering interest rates, while using the proceeds therefrom to redeem our higher-interest rate Senior Notes.

While our business continues to grow in size and geography, our priorities remain the same and are consistent with our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, growing revenue via new products and expanding our product and presence in non-U.S. markets, growing earnings faster than revenue, continuing to reduce our debt leverage while increasing our available liquidity and striving to be a great place for our employees to work.
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
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.7 million and $3.8 million at December 31, 2012 and 2011, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, but remain included in our consolidated balance sheet.
Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: land and land improvements/buildings, 10 to 40 years, and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from five to 25 years, while technology and other intangibles are amortized over periods ranging from one to 30 years.
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
Goodwill and Indefinite-Lived Intangibles.    The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2012 goodwill impairment test, we had eleven reporting units within our six reportable segments, six of which had goodwill.
We performed a one-step ("Step Zero") qualitative assessment for our 2012 and 2011 annual goodwill impairment tests. In conducting the qualitative assessment, items to consider may include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. We consider the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. We place more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. We also consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We also consider any recent fair value calculations of our reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered in reaching a conclusion about whether to perform the first step of the quantitative goodwill impairment test. If we conclude that further testing is required, we would perform a quantitative valuation to estimate the fair value of our reporting units.

In 2012, we early adopted FASB revised standard ASU 2012-2, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-2"), which gives the option to perform a qualitative assessment rather than perform fair value calculations on each of our indefinite-lived intangible assets. In conducting the qualitative assessment, we consider relevant events and circumstances to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In addition to the events and circumstances that we consider above in our Step Zero analysis for potential goodwill impairment, we also consider legal, regulatory and contractual factors that could affect the fair value or carrying amount of our indefinite-lived intangible assets. We also consider recent valuations of our indefinite-lived intangible assets, including the difference between the most recent fair value estimates and the carrying amounts. These factors are all considered in reaching a conclusion about whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. If we conclude that further testing is required, we would perform a quantitative valuation to estimate the fair value of our indefinite-lived intangible assets.
Pension and Postretirement Benefits Other than Pensions.    Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We determine assumptions used in the actuarial calculations which impact reported plan obligations and expense, considering trends and changes in the current economic environment in determining the most appropriate assumptions to utilize as of our measurement date. Annually, we review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon actual claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on plan assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.
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
Derivative Financial Instruments.    Derivative financial instruments are recorded at fair value on the balance sheet as either assets or liabilities. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the statement of income when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. We have historically entered into interest rate swaps to hedge cash flows associated with variable rate debt.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates, commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products. We are also subject to interest risk as it relates to long-term debt, for which we have historically and may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, "Long-term Debt," included in Part II, Item 8, "Notes to Audited Consolidated Financial Statements," within this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:
We have audited the accompanying consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the years in the three‑year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in the 2012 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TriMas Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. This report contains an explanatory paragraph stating that TriMas Corporation acquired Arminak & Associates, LLC (“Arminak”) during 2012 and management excluded from its assessment of the effectiveness of TriMas Corporation's internal control over financial reporting as of December 31, 2012, Arminak's internal control over financial reporting associated with total assets of $102.2 million, which represented 9.0% of TriMas Corporation's consolidated total assets at December 31, 2012, and net sales of $65.9 million, which represented 5.2% of TriMas Corporation's consolidated total net sales for 2012. Our audit of internal control over financial reporting of TriMas Corporation also excluded an evaluation of the internal control over financial reporting of Arminak.

/s/ KPMG LLP
Detroit, Michigan
February 26, 2013

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$20,580	$88,920
Receivables, net	150,390	135,610
Inventories	238,020	178,030
Deferred income taxes	18,270	18,510
Prepaid expenses and other current assets	10,530	12,600
Total current assets	437,790	433,670
Property and equipment, net	185,030	159,210
Goodwill	270,940	215,360
Other intangibles, net	206,160	155,670
Other assets	31,040	27,990
Total assets	$1,130,960	$991,900
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$14,370	$7,290
Accounts payable	158,410	146,930
Accrued liabilities	74,420	72,120
Total current liabilities	247,200	226,340
Long-term debt	408,070	462,610
Deferred income taxes	60,370	64,780
Other long-term liabilities	84,960	64,380
Total liabilities	800,600	818,110
Redeemable noncontrolling interests	26,780	—
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 39,375,790 at December 31, 2012 and 34,613,607 shares at December 31, 2011	390	350
Paid-in capital	634,800	538,610
Accumulated deficit	(370,870)	(404,750)
Accumulated other comprehensive income	39,260	39,580
Total shareholders' equity	303,580	173,790
Total liabilities and shareholders' equity	$1,130,960	$991,900

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Net sales	$1,272,910	$1,083,960	$902,460
Cost of sales	(929,150)	(766,260)	(631,410)
Gross profit	343,760	317,700	271,050
Selling, general and administrative expenses	(216,170)	(186,520)	(160,190)
Net gain (loss) on dispositions of property and equipment	280	140	(1,520)
Operating profit	127,870	131,320	109,340
Other expense, net:
Interest expense	(35,800)	(44,480)	(51,830)
Debt extinguishment costs	(46,810)	(3,970)	—
Other expense, net	(3,000)	(3,130)	(1,080)
Other expense, net	(85,610)	(51,580)	(52,910)
Income from continuing operations before income tax expense	42,260	79,740	56,430
Income tax expense	(5,970)	(28,930)	(17,500)
Income from continuing operations	36,290	50,810	38,930
Income from discontinued operations, net of income taxes	—	9,550	6,340
Net income	36,290	60,360	45,270
Less: Net income attributable to noncontrolling interests	2,410	—	—
Net income attributable to TriMas Corporation	$33,880	$60,360	$45,270
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.90	$1.48	$1.15
Discontinued operations	—	0.28	0.19
Net income per share	$0.90	$1.76	$1.34
Weighted average common shares - basic	37,520,935	34,246,289	33,761,430
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.89	$1.46	$1.13
Discontinued operations	—	0.27	0.18
Net income per share	$0.89	$1.73	$1.31
Weighted average common shares - diluted	37,949,021	34,779,693	34,435,245

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$36,290	$60,360	$45,270
Other comprehensive income:
Defined pension and postretirement pension plans (net of tax of $1.1 million, $1.7 million and $0.5 million in 2012, 2011 and 2010, respectively) (Note 16)	(2,570)	(3,120)	(720)
Foreign currency translation	3,930	(3,590)	1,690
Net changes in unrealized loss on derivative instruments (net of tax of $1.0 million, $0.1 million and $0.9 million in 2012, 2011 and 2010, respectively) (Note 13)	(1,680)	230	1,430
Total other comprehensive income (loss)	(320)	(6,480)	2,400
Total comprehensive income	35,970	53,880	47,670
Less: Net income attributable to noncontrolling interests	2,410	—	—
Total comprehensive income attributable to TriMas Corporation	$33,560	$53,880	$47,670

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$36,290	$60,360	$45,270
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of businesses and other assets	(280)	(10,380)	(8,510)
Depreciation	25,050	25,940	23,640
Amortization of intangible assets	19,820	14,530	14,100
Amortization of debt issue costs	2,490	2,910	2,960
Deferred income taxes	(8,330)	12,680	12,500
Non-cash compensation expense	9,280	3,510	2,180
Excess tax benefits from stock based compensation	(2,730)	(3,980)	(600)
Debt extinguishment costs	46,810	3,970	—
Increase in receivables	(3,800)	(21,420)	(17,190)
Increase in inventories	(48,010)	(16,840)	(12,820)
(Increase) decrease in prepaid expenses and other assets	620	(890)	(600)
Increase (decrease) in accounts payable and accrued liabilities	(3,700)	25,870	31,740
Other, net	(290)	(450)	2,290
Net cash provided by operating activities, net of acquisition impact	73,220	95,810	94,960
Cash Flows from Investing Activities:
Capital expenditures	(46,120)	(32,620)	(21,900)
Acquisition of businesses, net of cash acquired	(89,880)	(31,390)	(30,760)
Net proceeds from disposition of businesses and other assets	3,000	38,780	14,810
Net cash used for investing activities	(133,000)	(25,230)	(37,850)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	79,040	—	—
Proceeds from borrowings on term loan facilities	584,670	269,150	—
Repayments of borrowings on term loan facilities	(404,770)	(294,370)	(14,660)
Proceeds from borrowings on revolving credit and accounts receivable facilities	724,500	659,300	476,310
Repayments of borrowings on revolving credit and accounts receivable facilities	(706,500)	(659,300)	(482,360)
Retirement of 9 3/4% senior secured notes	(250,000)	—	—
Senior secured notes redemption premium and debt financing fees	(42,150)	(6,890)	—
Distributions to noncontrolling interests	(1,260)	—	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(990)	(900)	(240)
Proceeds from exercise of stock options	6,170	1,000	130
Excess tax benefits from stock based compensation	2,730	3,980	600
Net cash used for financing activities	(8,560)	(28,030)	(20,220)
Cash and Cash Equivalents:
Increase (decrease) for the year	(68,340)	42,550	36,890
At beginning of year	88,920	46,370	9,480
At end of year	$20,580	$88,920	$46,370
Supplemental disclosure of cash flow information:
Cash paid for interest	$31,300	$40,550	$45,090
Cash paid for income taxes	$25,820	$15,710	$8,920
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2009	$330	$528,370	$(510,380)	$43,660	$61,980
Net income attributable to TriMas Corporation	—	—	45,270	—	45,270
Other comprehensive income	—	—	—	2,400	2,400
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(240)	—	—	(240)
Stock option exercises and restricted stock vestings	10	120	—	—	130
Excess tax benefits from stock based compensation	—	600	—	—	600
Non-cash compensation expense	—	2,180	—	—	2,180
Balances at December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Net income attributable to TriMas Corporation	—	—	60,360	—	60,360
Other comprehensive loss	—	—	—	(6,480)	(6,480)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(900)	—	—	(900)
Stock option exercises and restricted stock vestings	10	990	—	—	1,000
Excess tax benefits from stock based compensation	—	3,980	—	—	3,980
Non-cash compensation expense	—	3,510	—	—	3,510
Balances at December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	33,880	—	33,880
Other comprehensive loss	—	—	—	(320)	(320)
Net proceeds from equity offering of common stock (Note 4)	40	79,000	—	—	79,040
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	6,170	—	—	6,170
Excess tax benefits from stock based compensation	—	2,730	—	—	2,730
Non-cash compensation expense	—	9,280	—	—	9,280
Balances at December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
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
2. New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update 2012-2, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-2"). ASU 2012-2 gives companies the option to perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of an indefinite-lived intangible asset is less than its carrying amount. The objective of the revised standard is to simplify how an entity tests indefinite-lived intangible assets for impairment and to reduce the cost and complexity of the annual impairment test. ASU 2012-2 will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted ASU 2012-2 for its annual indefinite-lived intangible asset impairment test conducted as of October 1, 2012. See Note 3, "Summary of Significant Accounting Policies," and Note 8, "Goodwill and Other Intangible Assets."
3. Summary of Significant Accounting Policies
Principles of Consolidation.    The accompanying consolidated financial statements include the accounts and transactions of TriMas and its subsidiaries. Significant intercompany transactions have been eliminated.
The Company records the initial carrying amount of redeemable noncontrolling interests at fair value. Each reporting period, the Company adjusts the carrying amount to the greater of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interests' share of net income or loss, their share of comprehensive income or loss and dividends and (2) the redemption value as determined by a specified multiple of earnings, as defined. This method views the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interests. The Company conducts a quarterly review to determine if the fair value of the redeemable noncontrolling interests is less than the redemption value. If the fair value of the redeemable noncontrolling interests is less than the redemption value, there may be a charge to earnings per share attributable to TriMas Corporation.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, reserves for asbestos, legal and product liability matters, assets and obligations related to employee benefits and valuation of redeemable noncontrolling interests. Actual results may differ from such estimates and assumptions.
Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.7 million and $3.8 million at December 31, 2012 and 2011, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Property and Equipment.    Property and equipment additions, including significant improvements, are recorded at cost. Upon retirement or disposal of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the accompanying statement of income. Repair and maintenance costs are charged to expense as incurred.
Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: land and land improvements/buildings, 10 to 40 years, and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from five to 25 years, while technology and other intangibles are amortized over periods ranging from one to 30 years.
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
Goodwill.    The Company assesses goodwill and indefinite-lived intangible assets for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2012 goodwill impairment test, the Company had eleven reporting units within its six reportable segments, six of which had goodwill.
The Company performed a one-step ("Step Zero") qualitative assessment for its 2012 and 2011 annual goodwill impairment tests. In conducting the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of a reporting unit. Such events and circumstances can include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considers the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. The Company places more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company also considers recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the goodwill impairment test. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its reporting units.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to 2011, before the qualitative assessment option was issued into the accounting rules, the Company performed a quantitative valuation to estimate the fair value of its reporting units utilizing a combination of three valuation techniques: discounted cash flow ("Income Approach"), market comparable method ("Market Approach") and market capitalization ("Direct Market Data Method"). The Income Approach is based on management's operating budget and internal five-year forecast. This approach utilizes forward-looking assumptions and projections, but considers factors unique to each of the Company's businesses and related long-range plans that may not be comparable to other companies and that are not yet publicly available. The Market Approach considers potentially comparable companies and transactions within the industries where the Company's reporting units participate, and applies their trading multiples to the Company's reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to the Company's reporting units, considering the diversity of the Company's businesses, their relative sizes and levels of complexity. The Company also uses the Direct Market Data Method by comparing its book value and the estimates of fair value of the reporting units to the Company's market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's high degree of leverage, and the limited float of the Company's common stock. Management evaluates and weighs the results based on a combination of the Income and Market Approaches, and, in situations where the Income Approach results differ significantly from the Market and Direct Market Data Approaches, management re-evaluates and adjusts, if necessary, its assumptions.
Indefinite-Lived Intangibles. The Company early adopted ASU 2012-2 (see Note 2), and performed a qualitative assessment for its 2012 indefinite-lived intangible asset impairment test. In conducting the qualitative assessment, the Company considers relevant events and circumstances to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In addition to the events and circumstances that the Company considers above in its Step Zero analysis for potential goodwill impairment, the Company also considers legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considers recent valuations of its indefinite-lived intangible assets, including the difference between the most recent fair value estimates and the carrying amounts. These factors are all considered by management in reaching its conclusion about whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its indefinite-lived intangible assets. If the carrying value exceeds fair value, an impairment is recorded.
In prior years, before the qualitative assessment option issued under ASU 2012-2, the Company utilized the royalty relief method to estimate the fair value of its indefinite-lived intangible assets, basing the estimate on discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademark or tradename. The Company then compared the estimated fair value to the carrying value. If the carrying value exceeds fair value, an impairment is recorded.
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
Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Cequent Americas' distribution network, are included in selling, general and administrative expenses in the accompanying statement of income. Shipping and handling costs were $4.1 million, $4.1 million and $4.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $7.9 million, $7.6 million and $5.9 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the accompanying statement of income.
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
Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction losses were approximately $1.1 million, $1.2 million and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other expense, net in the accompanying statement of income. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Valuation of the interest rate swaps and foreign currency forward contracts are based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates.
The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's senior secured term loan A facility traded at 99.3% of par value and the senior secured term loan B facility traded at 99.9% of par value as of December 31, 2012. The previous term loan B facility traded at 99.0% of par value as of December 31, 2011. The Company's senior secured notes traded at approximately 108.5% of par value as of December 31, 2011. The valuations of the term loans and senior secured notes were determined based on Level 2 inputs.
Earnings Per Share.    Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 219,911, 130,314 and 118,841 restricted shares for the years ended December 31, 2012, 2011 and 2010, respectively. Options to purchase 675,665, 1,271,149 and 1,742,086 shares of common stock were outstanding at December 31, 2012, 2011 and 2010, respectively. The calculation of diluted earnings per share included 208,175, 403,090 and 554,974 options to purchase shares of common stock for the years ended December 31, 2012, 2011, and 2010, respectively.
Stock-based Compensation.  The Company recognizes compensation expense related to equity awards based on their fair values as of the grant date. In addition, the Company periodically updates its estimate of attainment for each restricted share with a performance factor based on current and forecasted results, reflecting the change from prior estimate, if any, in current period compensation expense. The disclosed number of shares granted considers only the targeted number of shares until such time that the performance condition has been satisfied. If the performance conditions are not achieved, no award is earned.
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
The components of accumulated other comprehensive income as of December 31 are as follows:

	2012	2011
	(dollars in thousands)
Foreign currency translation adjustments	$53,380	$49,450
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(12,440)	(9,870)
Unrealized loss on derivatives	(1,680)	—
Accumulated other comprehensive income	$39,260	$39,580
Reclassifications.    Certain prior year amounts have been reclassified to conform with the current year presentation.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Offering
In May 2012, the Company issued 4,000,000 shares of its common stock via a public offering at a price of $20.75 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of $4.0 million, totaled approximately $79.0 million. Approximately $54.9 million of the net proceeds were utilized to partially redeem $50.0 million aggregate principal of the Company's 9¾% senior secured notes due 2017 ("Senior Notes"). The remaining proceeds were used for general corporate purposes, including acquisitions, capital expenditures and working capital requirements. See Note 12, "Long-term Debt," for further information on the Company's partial redemption of its Senior Notes.
5. Acquisitions
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
The purchase agreement provides the Company an option to purchase, and the Sellers an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of earnings, as defined. The call and put options become exercisable during the first quarters of 2014, 2015 and 2016. During the first exercise period, in 2014, TriMas and Arminak's previous owners ("Sellers") have the opportunity to call or put a 10% interest in Arminak. During the second exercise period, in 2015, TriMas and the Sellers have the opportunity to call or put an additional 10%, or up to all remaining interests held by Sellers per joint agreement, as defined in the purchase agreement. Finally, during the third exercise period, in 2016, a call or put may be exercised for all or any portions of the remaining interests held by the Sellers.
The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which is classified outside of permanent equity on the accompanying consolidated balance sheet. In order to estimate the fair value of the redeemable noncontrolling interest in Arminak, the Company utilized the Monte Carlo valuation method, using variations of estimated future discounted cash flows given certain significant assumptions including expected revenue growth, minimum and maximum estimated levels of gross profit margin, future expected cash flows, amounts transferred during each call and put exercise period and appropriate discount rates. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. The Company recorded the redeemable noncontrolling interest at fair value at the date of acquisition. At December 31, 2012, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value.
Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Year ended December 31, 2012
(dollars in thousands)
Beginning balance, February 24, 2012	$25,630
Distributions to noncontrolling interests	(1,260)
Net income attributable to noncontrolling interests	2,410
Ending balance, December 31, 2012	$26,780

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the fair value of consideration paid for Arminak, and the assets acquired and liabilities assumed, as well as the fair value of the noncontrolling interest in Arminak at the acquisition date.

February 24, 2012
(dollars in thousands)
Consideration
Initial cash paid net of working capital adjustment	$59,200
Contingent consideration (a)	8,490
Total consideration	$67,690
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables	$8,760
Inventories	4,200
Intangible assets other than goodwill (b)	48,400
Other assets	2,450
Accounts payable and accrued liabilities	(4,270)
Long-term liabilities	(1,610)
Total identifiable net assets	57,930
Redeemable noncontrolling interest	(25,630)
Goodwill (c)	35,390
$67,690
__________________________
(a) The contingent consideration represented the Company's best estimate, based on its review, at the time of purchase, of the underlying potential obligations estimated at a range of $8 million to $9 million, of certain Seller tax-related liabilities for which the Company has indemnified the Sellers as part of the purchase agreement. During 2012, the Company paid $4.9 million of additional purchase price related to the contingent consideration. The remaining liability range of $3.1 million to $4.1 million continues to represent the Company's best estimate of the remaining potential obligation at December 31, 2012.
(b) Consists of $33.0 million of customer relationships with an estimated 10 year useful life, $7.9 million of trademarks/trade names with an indefinite useful life and $7.5 million of technology and other intangible assets with an estimated 8 year useful life.
(c) All of the goodwill was assigned to the Company's Packaging reportable segment and is expected to be deductible for tax purposes.
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and net income of Arminak included in the accompanying consolidated statement of income are summarized as follows:

Year ended December 31, 2012
(dollars in thousands)
Net sales	$65,860
Net income	$8,030

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2011. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2011:

	Pro forma Combined (a)
	Year ended December 31,
	2012	2011
	(dollars in thousands)
Net sales	$1,280,940	$1,144,020
Net income attributable to TriMas Corporation	$35,850	$54,540
___________________________
(a) The supplemental pro forma results reflect certain adjustments, such as adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory and intangible assets.
Total acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $0.3 million were incurred during the fourth quarter of 2011 and $1.0 million were incurred during the first quarter of 2012. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.
Other Acquisitions
During 2012, the Company completed other acquisitions for approximately $27 million in cash, in aggregate, with an additional estimated $14 million of deferred purchase price and contingent consideration, based primarily on post-acquisition operating results, payable over the next five years. Of these acquisitions, the most significant included CIFAL Industrial e Comercial Ltda ("CIFAL") within the Energy reportable segment, Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran") within the Cequent Americas reportable segment and Trail Com Limited ("Trail Com") with in the Cequent Asia Pacific reportable segment. CIFAL is a Brazilian manufacturer and supplier of specialty fasteners and stud bolts, primarily to the oil and gas industry and generated approximately $9 million in revenue for the twelve months ended June 30, 2012. Engetran is a Brazilian manufacturer of trailering and towing products including trailer hitches, skid plates and related accessories and generated approximately $6 million in revenue for the twelve months ended June 30, 2012. Lastly, Trail Com, with locations in New Zealand and Australia, is a distributor of towing accessories and trailer components and generated approximately $12 million in revenue for the twelve months ended June 30, 2012. While the Company has recorded preliminary purchase accounting adjustments for these acquisitions, the Company may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
During 2011, the Company completed acquisitions for an aggregate amount of approximately $31.7 million. Within its Packaging reportable segment, the Company acquired the stock of Innovative Molding ("Innovative"), a manufacturer of specialty plastic closures for bottles and jars for the food and nutrition industries located in California, for the purchase price of $27.0 million. Within its Energy reportable segment, the Company purchased substantially all of the assets of a standard ring type joint gasket manufacturer located in Faridabad, India for the purchase price of approximately $2.1 million. Within its Cequent Asia Pacific reportable segment, the Company acquired the stock of BTM Manufacturing Limited ("BTM"), a motor vehicle accessory manufacturer and distributor in South Africa, for the purchase price of $2.6 million, net of cash acquired.
During 2010, the Company completed acquisitions for an aggregate amount of approximately $29.1 million. The Company's Norris Cylinder subsidiary, included in the Engineered Components reportable segment, completed the acquisition of certain assets and liabilities from Taylor‑Wharton International, LLC (“TWI”) and its subsidiary, TW Cylinders, related to TWI's high and low-pressure cylinder business for $11.1 million. The acquisition was completed following approval by the United States Bankruptcy Court for the District of Delaware pursuant to Section 363 of the U.S. Bankruptcy Code. The fair value of the net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $0.4 million, which is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2010. The Company's Lamons business, included in the Energy reportable segment, acquired the stock of South Texas Bolt & Fitting, Inc. ("STBF"), a diversified manufacturer and distributor of various types of stud bolts, industrial fasteners and specialty products to the oil field and industrial market, for the purchase price of $18.0 million, net of cash acquired.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assets acquired, liabilities assumed and results of operations of the aforementioned "other acquisitions" are not significant individually or in aggregate compared to the overall assets, liabilities and results of operations of the Company.
6. Discontinued Operations
During the third quarter of 2011, the Company committed to a plan to exit its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The businesses were sold in December 2011 for cash proceeds of $36.4 million and a note receivable of $2.2 million, which was collected in 2012, resulting in a pre-tax gain on sale of approximately $10.3 million. The purchase agreement also includes up to $2.5 million of additional contingent consideration, based on achievement of certain levels of future financial performance in 2012 and 2013, to be finalized by the second quarter of the year following the performance condition.
During the fourth quarter of 2009, the Company committed to a plan to exit its medical device line of business, which was part of the Engineered Components operating segment. The business was sold in May 2010 for cash proceeds of $2.0 million, which approximated the adjusted net book value of the assets and liabilities sold.
In February 2009, the Company completed the sale of certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging reportable segment. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During the fourth quarters of 2011 and 2010, the Company re-evaluated its estimate of unrecoverable future obligations initially recorded in 2009 and recorded additional charges of approximately $1.8 million and $3.5 million, respectively, based on further deterioration of real estate values and market comparables for this facility. No additional charges were recorded in 2012.
During the fourth quarter of 2007, the Company committed to a plan to sell its property management line of business. The sale was completed in April 2010 for cash proceeds of $13.0 million, resulting in a pre-tax gain on sale of approximately $10.1 million during the second quarter of 2010.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented.
Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net sales	$—	$45,480	$40,850
Income from discontinued operations, before income taxes	$—	$14,600	$10,290
Income tax expense	—	(5,050)	(3,950)
Income from discontinued operations, net of income taxes	$—	$9,550	$6,340
7. Facility Closures
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production currently in Goshen to lower-cost manufacturing facilities during 2013. In connection with this action, the Company recorded a charge, primarily related to severance benefits, expected to be paid during 2013, for approximately 74 salaried employees to be involuntarily terminated as part of the closure, within its Cequent Americas reportable segment of approximately $1.2 million, of which $0.8 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. The Company has not recorded an estimate of severance benefits for its approximately 375 union hourly workers to be involuntarily terminated, pending the outcome of negotiations under the collective bargaining agreement.
In addition, the Company expects to record approximately $1.6 million of accelerated depreciation expense as a result of shortening the expected useful lives on certain machinery, equipment and leasehold improvement assets that the Company no longer will utilize following the facility closure. The Company recorded approximately $0.2 million of such accelerated depreciation expense in 2012.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company's manufacturing facility in Goshen is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease-use date of the facility.
Tekonsha, Michigan facility
In November 2011, the Company announced plans to close its manufacturing facility in Tekonsha, Michigan by the end of the third quarter of 2012, moving production currently in Tekonsha to lower-cost manufacturing facilities or to third-party sourcing partners. The production move was completed in 2012; however, the Company continues to use the facility as a distribution warehouse. In connection with this action, the Company recorded a charge in 2011, primarily related to cash costs for severance benefits for approximately 40 employees to be involuntarily terminated as part of the closure, within its Cequent Americas reportable segment of approximately $0.5 million, of which $0.4 million is included in cost of sales and $0.1 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. The Company also incurred approximately $0.4 million and $0.1 million in 2012 and 2011, respectively, of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected useful lives on certain machinery and equipment assets that the Company no longer utilizes following the closure.
8. Goodwill and Other Intangible Assets
Goodwill
The Company conducted its annual goodwill impairment test as of October 1, 2012. For purposes of its 2012 and 2011 goodwill impairment tests, the Company performed a Step Zero qualitative assessment of potential goodwill impairment. In performing the Step Zero assessment, the Company considered relevant events and circumstances that could affect the fair value or carrying amount of the Company's reporting units, such as macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. The Company also considered the 2010 annual goodwill impairment quantitative test results, where the estimated fair value of each of the Company's reporting units with goodwill exceeded the carrying value by more than 30%. Based on the Step Zero analysis performed, the Company does not believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in 2012 and 2011; therefore, the Company determined that Steps I and II were not required for the 2012 and 2011 goodwill impairment tests.
For purposes of the Company's 2010 goodwill impairment test, the Company conducted a Step I quantitative test and gave equal weight to the Income and Market Approaches, while utilizing the Direct Market Data Approach for additional evidence of fair value. Significant management assumptions used under the Income Approach were weighted average costs of capital ranging from 12.0% - 15.0% and estimated residual growth rates ranging from 0% - 2.0%. In considering the weighted average cost of capital for each reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions. Upon completion of its annual goodwill impairment test in 2010, the Company determined that each of its reporting units with recorded goodwill passed the Step I impairment test, with the estimated fair value of each of these reporting units exceeding the carrying value by more than 30%. In addition, a 1% reduction in residual growth rate combined with a 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment tests.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

			Aerospace &	Engineered	Cequent	Cequent
	Packaging	Energy	Defense	Components	Asia Pacific	Americas	Total
	(dollars in thousands)
Balance, December 31, 2010	$113,320	$48,260	$41,130	$3,180	$—	$—	$205,890
Goodwill from acquisitions	9,810	720	—	—	—	—	10,530
Foreign currency translation and other	(800)	(260)	—	—	—	—	(1,060)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360
Goodwill from acquisitions	35,420	15,500	—	—	—	3,470	54,390
Foreign currency translation and other	1,230	(10)	—	—	—	(30)	1,190
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Other Intangible Assets
The Company conducted its annual indefinite-lived intangible asset impairment test as of October 1, 2012. For the purposes of the Company's 2012 indefinite-lived intangible asset impairment test, the Company early adopted ASU 2012-2 (see Note 2) and performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In performing the qualitative assessment, the Company considered similar events and circumstances to those considered in the Step Zero analysis for goodwill impairment testing and also considered legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considered the 2011 annual indefinite-lived intangible asset impairment quantitative test results, where the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value by more than 35%, as well as the Company's results of operations and improved capital structure. Based on the qualitative assessment performed, the Company does not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets are less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets is not required for the 2012 annual indefinite-lived intangible asset impairment test.
For purposes of the Company's 2011 and 2010 indefinite-lived intangible asset impairment tests, the Company applied the royalty relief method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of its 2011 and 2010 indefinite-lived intangible asset impairment tests, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2012 and 2011 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of December 31, 2012		As of December 31, 2011
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$85,740	$(30,080)	$37,400	$(23,410)
Customer relationships, 15 - 25 years	154,610	(85,960)	154,610	(77,730)
Total customer relationships	240,350	(116,040)	192,010	(101,140)
Technology and other, 1 - 15 years	37,130	(26,320)	29,360	(23,710)
Technology and other, 17 - 30 years	43,800	(23,070)	43,640	(20,860)
Total technology and other	80,930	(49,390)	73,000	(44,570)
Indefinite-lived intangible assets:
Trademark/Trade names	50,310	—	36,370	—
Total other intangible assets	$371,590	$(165,430)	$301,380	$(145,710)
During 2012, in connection with its acquisitions, the Company purchased intangible assets valued at approximately $70.2 million. Of this total, approximately $48.4 million was ascribed to customer relationships with an estimated weighted average useful life of nine years, $8.0 million was ascribed to technology and other intangible assets with an estimated weighted average useful life of eight years and $13.8 million was ascribed to trademark/trade names with an indefinite useful life.
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Technology and other, included in cost of sales	$4,940	$3,490	$3,580
Customer relationships, included in selling, general and administrative expenses	14,880	11,020	10,510
Total amortization expense	$19,820	$14,510	$14,090
Estimated amortization expense for the next five fiscal years beginning after December 31, 2012 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2013	$19,850
2014	$19,700
2015	$18,940
2016	$18,540
2017	$18,260

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Inventories
Inventories consist of the following components:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Finished goods	$159,550	$119,020
Work in process	29,270	21,730
Raw materials	49,200	37,280
Total inventories	$238,020	$178,030
10. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Land and land improvements	$6,410	$5,740
Buildings	59,610	51,480
Machinery and equipment	332,040	291,960
	398,060	349,180
Less: Accumulated depreciation	213,030	189,970
Property and equipment, net	$185,030	$159,210
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Depreciation expense, included in cost of sales	$21,530	$20,800	$19,020
Depreciation expense, included in selling, general and administrative expense	3,520	2,970	2,580
Total depreciation expense	$25,050	$23,770	$21,600
11. Accrued Liabilities

	December 31, 2012	December 31, 2011
	(dollars in thousands)
Self-insurance	$12,050	$12,630
Wages and bonus	22,080	21,220
Other	40,290	38,270
Total accrued liabilities	$74,420	$72,120

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2012	December 31, 2011
	(dollars in thousands)
U.S. bank debt and receivables facilities	$417,500	$223,870
Non-U.S. bank debt and other	4,940	140
9 3/4% senior secured notes, due December 2017	—	245,890
	422,440	469,900
Less: Current maturities, long-term debt	14,370	7,290
Long-term debt	$408,070	$462,610
U.S. Bank Debt
During the fourth quarter of 2012, the Company entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement" or "ARCA"), pursuant to which the Company was able to reduce interest rates, extend maturities and increase its available liquidity. The ARCA consists of a $250.0 million senior secured revolving credit facility, a $200.0 million senior secured term loan A facility and a $200.0 million senior secured term loan B facility.
Below is a summary of key terms under the ARCA as of December 31, 2012 and the key terms of the previous credit agreement in place immediately prior to completion of the refinance on October 11, 2012, with term loan(s) showing borrowings outstanding at each date and revolving credit facilities showing gross availability at each date:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Amended & Restated Credit Agreement
Senior secured revolving credit facility	$250.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan A facility	$200.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan B facility	$200.0	10/11/2019	LIBOR plus 2.75% with a 1.00% LIBOR floor

Previous Credit Agreement
Revolving credit facility	$125.0	6/21/2016	LIBOR plus 3.25%
Term loan B facility	$217.2	6/21/2017	LIBOR plus 3.00% with a 1.25% LIBOR floor
The ARCA provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00, as defined. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
Under the ARCA, if, on or prior to October 11, 2013, the Company prepays all or any portion of the term loan B facility using a new term loan facility with lower interest rate margins, then the Company will be required to pay a premium equal to 1% of the aggregate principal amount prepaid. In addition, beginning with the fiscal year ended December 31, 2013 (payable in 2014), the Company may be required to prepay a portion of its term loan A and term loan B facilities in an amount equal to a percentage of the Company's excess cash flow, as defined, which such percentage will be based on the Company's leverage ratio, as defined. For 2012, the Company paid $5.0 million of its former term loan B facility under the excess cash flow provision of the previous credit agreement.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2012, the Company had letters of credit of approximately $23.3 million issued and outstanding. Under the previous credit agreement, the Company was able to issue letters of credit, not to exceed $50.0 million in aggregate, against its previous revolving credit facility commitments, and at December 31, 2011, the Company had letters of credit of approximately $23.9 million issued and outstanding.
At December 31, 2012 and December 31, 2011, the Company had no amounts outstanding under its revolving credit facilities and had $226.7 million and $101.1 million, respectively, potentially available after giving effect to approximately $23.3 million and $23.9 million, respectively, of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the ARCA and the previous credit agreement, the Company had $230.5 million and $158.8 million, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the ARCA for the Term Loan A facility are $2.5 million due each calendar quarter beginning June 2013 through March 2015 and approximately $3.8 million from June 2015 through September 2017, with final payment of $142.5 million due on October 11, 2017. Principal payments required under the ARCA for the Term Loan B facility are equal to $0.5 million due each calendar quarter through September 30, 2019 and $186.0 million due on October 11, 2019.
The debt under the ARCA is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. The ARCA also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the ARCA also requires the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Although the financial covenants calculations under the ARCA are essentially the same as the previous credit agreement, the permitted leverage ratio and permitted interest expense coverage ratio thresholds have both been reset. The Company was in compliance with its covenants at December 31, 2012.
The Company incurred approximately $6.4 million in fees to complete the ARCA, of which $4.5 million was capitalized as deferred financing fees and $1.9 million was recorded as debt extinguishment costs in the accompanying consolidated statement of income. The Company also recorded non-cash debt extinguishment costs of $1.1 million related to the write-off of deferred financing fees associated with the previous credit agreement.
During 2011, the Company incurred $6.8 million in fees to complete the refinance of its previous credit agreement and the subsequent increase in its previous revolving credit facility, of which $4.4 million was capitalized as debt issuance costs and $2.4 million was recorded as debt extinguishment costs in the accompanying consolidated statement of income.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. The Company amended the facility in December 2012, increasing the committed funding from $90.0 million to $105.0 million, and reducing the margin on amounts outstanding from 1.50% or 1.75% to 1.20% or 1.35%, respectively, depending on the amounts drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from 0.45% to 0.40% and extended the maturity date from September 15, 2015 to October 12, 2017.
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month London Interbank Offered Rate-based rate ("LIBOR") plus a usage fee of 1.20% and 1.50% as of December 31, 2012 and 2011, respectively, and a fee on the unused portion of the facility of 0.40% and 0.45% as of December 31, 2012 and 2011, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had $18.0 million outstanding under the facility and $51.9 million available but not utilized as of December 31, 2012. No amounts were outstanding under the facility as of December 31, 2011, however $57.6 million was available but not utilized. Aggregate costs incurred under the facility were $1.3 million and $1.6 million for the years ended December 31, 2012 and 2011, and are included in interest expense in the accompanying consolidated statement of income.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of December 31, 2012, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.
Non-U.S. Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At December 31, 2012, the balance outstanding under this agreement was approximately $4.8 million at an average interest rate of 3.2%. At December 31, 2011, the Company's subsidiary had no amounts outstanding under this debt agreement.
Senior Notes
In 2009, the Company issued $250.0 million principal amount of its Senior Notes at a discount of $5.0 million. Prior to December 15, 2012, the Company was able to redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In June 2012, the Company completed a partial redemption of its Senior Notes, using cash proceeds from its May 2012 equity offering, paying approximately $54.9 million to redeem $50.0 million in aggregate principal at a redemption price equal to 109.750% of the principal amount. See Note 4, "Equity Offering," for further information on the Company's equity offering.
Under the Senior Notes indenture, the Company was also able to redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable "make whole premium," accrued and unpaid interest and additional interest, if any, to the date of such redemption. During the fourth quarter of 2012, the proceeds from the borrowings obtained under the ARCA were utilized to redeem all of the remaining outstanding Senior Notes ($200.0 million), and to pay tender costs, fees and expenses related thereto. As a result, at December 31, 2012, there were no Senior Notes outstanding.
During 2012, the Company incurred approximately $35.7 million in premium, legal and other transaction advisory fees to complete the aforementioned redemptions of its Senior Notes and approximately $8.1 million in non-cash debt extinguishment costs related to the write-off of deferred financing fees and unamortized discount. The amounts are recorded as debt extinguishment costs in the accompanying consolidated statement of income.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2012 are as follows:

Year Ending December 31:	(dollars in thousands)
2013	$14,370
2014	12,030
2015	15,770
2016	17,020
2017	173,750
Thereafter	189,500
Total	$422,440

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $9.1 million and $11.8 million at December 31, 2012 and 2011, respectively, and are included in other assets in the accompanying consolidated balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. The Company's unamortized discount on the Senior Notes was $4.1 million at December 31, 2011. Debt issuance costs for the new and previous term loan facilities and the previous discount on the Senior Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. The debt issuance costs for the new and previous revolving credit facilities and the receivables facility are amortized on a straight line basis over the term of the facilities. Amortization expense for these items was approximately $2.5 million, $2.9 million and $3.0 million in 2012, 2011 and 2010, respectively, and is included in interest expense in the accompanying consolidated statement of income.
13. Derivative Instruments
In December 2012, the Company entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on its term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and expires on October 11, 2019. The Company has designated both swap agreements as cash flow hedges.
In March 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of its previous term loan B facility. The swap agreement fixed the LIBOR-based variable portion of the interest rate at 1.80% through June 23, 2016. At inception, the Company formally designated this swap agreement as a cash flow hedge. However, upon the Company's amendment and restatement of its credit agreement during the fourth quarter of 2012, the Company determined that the interest rate swap was no longer expected to be an effective economic hedge. The Company terminated the interest rate swap and repaid the obligation upon completion of the ARCA. Up to the date of the ARCA, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swap to be recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. At the date of the ARCA, the Company de-designated this swap, which had $1.0 million (net of tax of $0.6 million) of unrealized loss remaining in accumulated other comprehensive income, which will be amortized into earnings during the period in which the originally hedged transactions would have affected earnings.
In addition, the Company was party to a $125.0 million notional amount interest rate swap which expired in the second quarter of 2011 and a second interest rate swap with a notional amount of $75.0 million which expired in the first quarter of 2011. Both of these swaps were associated with the Company's previous term loan facility (in effect until June 21, 2011), but during 2011 neither was designated as a hedging instrument.
As of December 31, 2012 and 2011, the fair value carrying amounts of the Company's derivative instruments are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Accrued liabilities	$—	$—	$530	$—
Interest rate swaps	Other long-term liabilities	—	—	690	—
Total derivatives designated as hedging instruments		$—	$—	$1,220	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize the losses, net of tax, recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the years ended December 31, 2012, 2011 and 2010:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2012	2011		2012	2011	2010
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(760)	$—	Interest expense	$(250)	$(360)	$(2,350)
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pre-tax deferred losses from accumulated other comprehensive income to interest expense as the related interest payments for the designated swaps are recognized.

	Amount of Loss Recognized in Earnings on Derivatives
	Year ended December 31,			Location of Loss Recognized in Earnings on Derivatives
	2012	2011	2010
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$(80)	$(10)	$(1,610)	Interest expense
Valuations of the interest rate swaps were based on the income approach which uses observable inputs such as interest rate yield curves. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 are shown below. There were no derivative instruments outstanding as of December 31, 2011.

		December 31, 2012
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(1,220)	$—	$(1,220)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Rental expense for the Company totaled approximately $22.8 million in 2012, $18.9 million in 2011 and $14.8 million in 2010.
Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2012, including approximately $2.4 million annually related to discontinued operations, are summarized below:

Year ended December 31,	(dollars in thousands)
2013	$23,290
2014	22,250
2015	20,160
2016	17,600
2017	16,480
Thereafter	54,830
Total	$154,610
15. Commitments and Contingencies
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
Asbestos
As of December 31, 2012, the Company was a party to 1,023 pending cases involving an aggregate of 7,880 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2010	7,816	892	456	52	$7,029	$2,870,000
Fiscal year ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000
Fiscal year ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,880 claims pending at December 31, 2012, 89 set forth specific amounts of damages (other than those stating the statutory minimum or maximum).
Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.2 to $5.0	$5.0 to $10.0	$10.0+	$0.1 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	69	16	4	57	29	3	69	16	4
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly‑owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company were no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan (“SERP”). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners (“Heartland”), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2012, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $6.0 million. However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $8.4 million, which could result in future charges to the Company's statement of income of up to $2.4 million.
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
Subject to certain limited exceptions, Metaldyne and TriMas retained separate liabilities associated with the respective businesses following the reorganization in June 2002. Accordingly, the Company will indemnify and hold Metaldyne harmless from all liabilities associated with TriMas and its subsidiaries and the respective operations and assets, whenever conducted, and Metaldyne will indemnify and hold harmless Heartland and TriMas from all liabilities associated with Metaldyne and its subsidiaries (excluding TriMas and its subsidiaries) and their respective operations and assets, whenever conducted. In addition, TriMas agreed with Metaldyne to indemnify one another for its allocated share (42.01% with respect to TriMas and 57.99% with respect to Metaldyne) of liabilities not readily associated with either business, or otherwise addressed including certain costs related to other matters intended to effectuate other provisions of the agreement. These indemnification provisions survive indefinitely and are subject to a $50,000 deductible.
Ordinary Course Claims
The Company is subject to other claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation is likely to have a material adverse effect on its financial position and results of operations or cash flows.
16. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of income under this plan for both continuing and discontinued operations were approximately $5.4 million, $4.5 million and $4.2 million in 2012, 2011 and 2010, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net periodic pension and postretirement benefit expense (income) recorded in the Company's statement of income for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2012	2011	2010	2012	2011	2010
	(dollars in thousands)
Service cost	$600	$640	$600	$—	$—	$—
Interest cost	1,620	1,590	1,570	50	50	70
Expected return on plan assets	(1,720)	(1,600)	(1,570)	—	—	—
Amortization of prior-service cost	—	—	—	(200)	(270)	(270)
Settlement/curtailment	190	—	—	(1,490)	—	—
Amortization of net (gain)/loss	1,070	720	440	(80)	(90)	(50)
Net periodic benefit expense (income)	$1,760	$1,350	$1,040	$(1,720)	$(310)	$(250)
The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2013 is $1.2 million.
Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2012, 2011 and 2010. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2012	2011	2010	2012	2011	2010
Discount rate for obligations	4.24%	4.78%	5.50%	3.69%	4.54%	4.66%
Discount rate for benefit costs	4.78%	5.50%	6.13%	4.54%	4.66%	5.25%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
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
Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2012, 2011 and 2010. Weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2012	2011	2010
Discount rate for obligations	4.50%	4.80%	5.50%
Discount rate for benefit costs	4.80%	5.50%	5.90%
Rate of increase in compensation levels	3.70%	4.00%	4.00%
Expected long-term rate of return on plan assets	5.50%	7.00%	7.00%

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2012 and 2011 and the funded status as of December 31, 2012 and 2011:

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(34,560)	$(29,850)	$(1,040)	$(1,100)
Service cost	(600)	(640)	—	—
Interest cost	(1,620)	(1,590)	(50)	(50)
Participant contributions	(40)	(40)	(10)	(20)
Actuarial gain (loss)	(2,900)	(4,090)	80	90
Benefit payments	1,890	1,550	50	40
Settlement/curtailment	(190)	—	—	—
Change in foreign currency	(710)	100	—	—
Projected benefit obligations at December 31	(38,730)	(34,560)	(970)	(1,040)
Changes in Plan Assets
Fair value of plan assets at January 1	$21,280	$20,150	$—	$—
Actual return on plan assets	1,680	470	—	—
Employer contributions	6,130	2,290	40	20
Participant contributions	40	40	10	20
Benefit payments	(1,890)	(1,550)	(50)	(40)
Change in foreign currency	620	(120)	—	—
Fair value of plan assets at December 31	27,860	21,280	—	—
Funded status at December 31	$(10,870)	$(13,280)	$(970)	$(1,040)

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
	(dollars in thousands)
Amounts Recognized in Balance Sheet
Prepaid benefit cost	$1,020	$1,060	$—	$—
Current liabilities	(410)	(390)	(90)	(110)
Noncurrent liabilities	(11,480)	(13,940)	(880)	(930)
Net liability recognized at December 31	$(10,870)	$(13,270)	$(970)	$(1,040)

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
	(dollars in thousands)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Unrecognized prior-service cost	$130	$130	$—	$(1,530)
Unrecognized net loss/(gain)	19,430	17,280	(570)	(680)
Total accumulated other comprehensive income (loss) recognized at December 31	$19,560	$17,410	$(570)	$(2,210)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit		Postretirement Benefit
	2012	2011	2012	2011
	(dollars in thousands)
Accumulated benefit obligations at December 31	$(36,320)	$(32,320)	$(970)	$(1,040)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(37,660)	$(33,470)	$(970)	$(1,040)
Plan assets	25,770	19,140	—	—
Benefit obligation in excess of plan assets	$(11,890)	$(14,330)	$(970)	$(1,040)
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2012 Benefit Obligation		2012 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(1,380)	$(20)	$(110)	$—
25 basis point decrease	$1,450	$20	$110	—
Expected return on assets
50 basis point increase	N/A	N/A	$(150)	N/A
50 basis point decrease	N/A	N/A	$150	N/A
The Company expects to make contributions of approximately $3.0 million to fund its pension plans and $0.1 million to fund its postretirement benefit payments during 2013.
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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2012 and 2011 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2012	2011	Target	2012	2011
Equity securities	50%-70%	61%	57%	40%	30%	35%
Fixed income securities	30%-50%	37%	37%	60%	49%	65%
Cash and cash equivalents	—	2%	6%	—	21%	—%
Total	100%	100%	100%	100%	100%	100%

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actual allocations to each asset vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions. The expected long-term rate of return for both the domestic and foreign plans' total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Actual allocation is reviewed regularly and rebalancing investments to their targeted allocation range is performed when deemed appropriate. During 2012, the Company made higher than expected contributions to one of its foreign defined benefit plans as part of a recovery plan to reduce the plan's net funding deficit.  As of December 31, 2012, the Company had not yet completed its investment allocation strategy with respect to the incremental contributions, with the funds remaining in a cash account and causing a deviation from the targeted asset allocation.
In managing the plan assets, the Company reviews and manages risk associated with the funded status risk, interest rate risk, market risk, liquidity risk and operational risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate these risks by including quality and diversification standards.
The following table summarizes the level under the fair value hierarchy (see Note 3) that the Company's pension plan assets are measured on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Equity Securities
Investment funds	$11,740	$4,300	$7,440	$—
Fixed Income Securities
Investment funds	8,120	—	8,120	—
Government bonds	2,400	2,400	—	—
Government agencies	440	440	—	—
Corporate bonds	1,040	1,040	—	—
Other(a)	350	110	240	—
Cash and Cash Equivalents
Short term investment funds	3,770	150	3,620	—
Total	$27,860	$8,440	$19,420	$—
________________________________________

(a)	Comprised of mortgage-backed and asset backed securities.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
December 31, 2013	$1,800	$90
December 31, 2014	$1,850	$90
December 31, 2015	$1,890	$80
December 31, 2016	$1,960	$80
December 31, 2017	$2,060	$60
Years 2018-2022	$11,630	$250

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2012 was 7.5% for both pre-65 and post-65 plan participants, decreasing to an ultimate rate in 2018 of 5.0%. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage-Point Increase	One Percentage-Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	$70	$(60)
17. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance	Fungible Ratio
2011 TriMas Corporation Omnibus Incentive Compensation Plan	850,000	1.75:1
TriMas Corporation 2006 Long Term Equity Incentive Plan	2,435,877	2:1
2002 Long Term Equity Incentive Plan	1,786,123	1:1
The fungible ratio presented above applies to restricted shares of common stock. Stock options and stock appreciation rights have a fungible ratio of 1:1 (one granted option/appreciation right counts as one share against the aggregate available to issue) under each Plan. In addition, the 2002 Long Term Equity Incentive Plan expired in 2012, such that, while existing grants will remain outstanding until exercised, vested or cancelled, no new new shares may be issued under the plan.
Stock Options
The Company did not grant any stock options during 2012. In 2011, the Company granted 17,030 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $21.55 and had a weighted-average fair value at grant date of $9.17. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of 6 years, risk-free interest rate of 2.6% and expected volatility of 40%.
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
Information related to stock options at December 31, 2012 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,271,149	$13.29
Exercised	(577,676)	10.47
Cancelled	(2,500)	23.00
Expired	(15,308)	20.00
Outstanding at December 31, 2012	675,665	$15.52	4.0	$8,439,234
As of December 31, 2012, 660,945 stock options were exercisable under the Plans. In addition, the fair value of options which vested during the years ended December 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not incur significant stock-based compensation expense related to stock options during the year ended December 31, 2012. The Company recognized approximately $0.3 million of stock-based compensation expense related to options for each of the years ended December 31, 2011 and 2010, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
Restricted Shares
During 2012, 2011 and 2010, the Company issued 19,532, 49,360 and 128,090 shares, respectively, of its common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
The Company awarded 60,665 and 81,851 restricted shares of common stock to certain employees during 2012 and 2011, respectively. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's Short-Term Incentive Compensation Plan ("STI"), where, beginning in the 2010 plan year, all STI participants whose target STI annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year, following the previous plan year.
The Company also awarded 206,064 restricted shares to certain Company key employees during 2012. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years, beginning on January 1, 2012 and ending on December 31, 2014. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's cash generation results. Cash generation is defined as the Company's cumulative three year cash flow from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the cash flow metric and 250% of the target award for the EPS CAGR metric. The performance awards vest on a "cliff" basis at the end of the three-year performance period.
During 2012, the Company also awarded 166,530 restricted shares to certain Company key employees which are performance-based grants. Of this award, 60% are earned based on 2012 earnings per share growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. Depending on the performance achieved for these two specific metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 250% of the target award. For the 60% of shares subject to the 2012 earnings per share growth metric only, the performance conditions were satisfied, resulting in an attainment level of 175% of target.
In addition, during 2012 and 2011, the Company granted 16,440 and 19,392 shares, respectively, of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their director fees and to receive the deferred amount in cash or equity. Certain of our directors have elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date. The Company issued 7,979, 9,123 and 13,991 shares in 2012, 2011 and 2010, respectively, related to director fee deferrals.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Information related to restricted shares at December 31, 2012 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	332,043	$16.25
Granted	477,210	24.32
Vested	(159,360)	16.71
Cancelled	(13,856)	23.91
Outstanding at December 31, 2012	636,037	$22.02	1.6	$17,813,994
As of December 31, 2012, there was approximately $5.6 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted‑average period of 1.4 years.
The Company recognized stock-based compensation expense related to restricted shares of approximately $9.3 million, $3.2 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The stock‑based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cequent Asia Pacific & Cequent Americas-Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories and other accessory components.
Segment activity is as follows:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Net Sales
Packaging	$275,160	$185,240	$171,170
Energy	190,210	166,780	129,100
Aerospace & Defense	78,580	78,590	73,930
Engineered Components	200,000	175,350	113,000
Cequent Asia Pacific	128,560	94,290	75,990
Cequent Americas	400,400	383,710	339,270
Total	$1,272,910	$1,083,960	$902,460
Operating Profit (Loss)
Packaging	$57,550	$48,060	$48,710
Energy	17,810	19,740	14,700
Aerospace & Defense	20,820	18,640	18,090
Engineered Components	27,990	27,620	12,660
Cequent Asia Pacific	12,300	13,900	12,050
Cequent Americas	27,420	32,730	27,840
Corporate expenses	(36,020)	(29,370)	(24,710)
Total	$127,870	$131,320	$109,340
Capital Expenditures
Packaging	$15,470	$5,420	$5,200
Energy	5,210	3,710	3,660
Aerospace & Defense	3,210	2,410	1,850
Engineered Components	4,090	5,490	2,780
Cequent Asia Pacific	8,290	8,780	3,530
Cequent Americas	9,670	2,400	3,100
Corporate	180	170	230
Total	$46,120	$28,380	$20,350
Depreciation and Amortization
Packaging	$17,970	$13,200	$12,640
Energy	3,600	2,790	1,960
Aerospace & Defense	2,660	2,580	2,330
Engineered Components	3,860	3,540	2,710
Cequent Asia Pacific	3,840	3,860	2,820
Cequent Americas	12,780	12,170	13,110
Corporate	160	150	120
Total	$44,870	$38,290	$35,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Operating Net Assets
Packaging	$376,040	$310,520	$264,870
Energy	158,710	116,980	104,270
Aerospace & Defense	80,620	71,280	71,300
Engineered Components	68,870	63,420	52,590
Cequent Asia Pacific	51,790	42,010	32,570
Cequent Americas	145,360	126,680	141,910
Corporate	2,370	34,670	19,130
Subtotal from continuing operations	883,760	765,560	686,640
Discontinued operations	—	—	24,650
Total operating net assets	883,760	765,560	711,290
Current liabilities	247,200	226,340	214,430
Consolidated assets	$1,130,960	$991,900	$925,720
The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were material to the combined net sales and net assets of the Company taken as a whole.

	As of December 31,
	2012		2011		2010
	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets(a)
	(dollars in thousands)
Non-U.S.
Europe	$62,400	$102,250	$68,820	$113,950	$61,990	$68,470
Australia	100,620	32,400	88,640	30,870	75,730	27,320
Asia	32,230	38,130	9,500	30,630	3,740	26,450
Africa	4,180	3,090	950	2,990	—	—
Other Americas	34,090	68,660	29,600	38,660	24,150	29,620
Total non-U.S	233,520	244,530	197,510	217,100	165,610	151,860

Total U.S.	1,039,390	639,230	886,450	548,460	736,850	534,780
Total from continuing operations	$1,272,910	$883,760	$1,083,960	$765,560	$902,460	$686,640
___________________________

(a)	Excludes discontinued operations. See Note 6, "Discontinued Operations."
The Company's export sales from the U.S. approximated $139.7 million, $132.5 million and $89.5 million in 2012, 2011 and 2010, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Income Taxes
The Company's income before income taxes and income tax expense for continuing operations, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2012	2011	2010
	(dollars in thousands)
Income before income taxes:
Domestic	$11,920	$49,060	$29,980
Foreign	30,340	30,680	26,450
Total income before income taxes	$42,260	$79,740	$56,430
Current income tax expense:
Federal	$8,250	$4,500	$930
State and local	1,860	2,490	70
Foreign	4,190	9,890	8,800
Total current income tax expense	14,300	16,880	9,800
Deferred income tax expense (benefit):
Federal	(6,200)	10,390	9,930
State and local	(750)	830	(1,310)
Foreign	(1,380)	830	(920)
Total deferred income tax expense	(8,330)	12,050	7,700
Income tax expense	$5,970	$28,930	$17,500
The components of deferred taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$1,110	$1,210
Inventories	5,670	5,730
Accrued liabilities and other long-term liabilities	34,880	32,110
Tax loss and credit carryforwards	6,740	5,190
Gross deferred tax asset	48,400	44,240
Valuation allowances	(4,440)	(2,950)
Net deferred tax asset	43,960	41,290
Deferred tax liabilities:
Property and equipment	(19,800)	(20,330)
Goodwill and other intangible assets	(60,990)	(63,490)
Other, principally deferred income	(3,860)	(2,120)
Gross deferred tax liability	(84,650)	(85,940)
Net deferred tax liability	$(40,690)	$(44,650)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income from continuing operations before income taxes:

	2012	2011	2010
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$14,790	$27,910	$19,750
State and local taxes, net of federal tax benefit	730	2,440	650
Differences in statutory foreign tax rates	(4,920)	(2,250)	(1,720)
Change in recognized tax benefits	(1,320)	(700)	(270)
Tax holiday	(1,160)	—	—
Restructuring (benefits)/charges	(2,400)	1,300	—
Noncontrolling interest	(790)	—	—
Net change in valuation allowance	1,600	130	(1,300)
Other, net	(560)	100	390
Income tax expense	$5,970	$28,930	$17,500
The Company has recorded a deferred tax asset of $3.1 million related to various state operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2024 and 2027.
The Company has recorded valuation allowances of $4.4 million and $3.0 million as of December 31, 2012 and 2011, respectively, against certain deferred tax assets. Based on expected future taxable income due to the reversal of existing U.S. federal deferred tax liabilities, the Company believes it is more likely than not that all of the U.S. federal deferred tax assets will be realized.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2012, the Company has not made a provision for U.S. or additional non-U.S. withholding taxes on approximately $180.4 million of undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these non-U.S. subsidiaries.
Unrecognized tax benefits
The Company has approximately $21.7 million and $13.4 million of unrecognized tax benefits ("UTB's") as of December 31, 2012 and 2011, respectively. If the unrecognized tax benefits were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2012 and 2011 approximately $14.0 million and $9.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the UTB's and related accrued interest and penalties for the years ended December 31, 2012 and 2011 is as follows:

Unrecognized Tax Benefits
(dollars in thousands)
Balance at December 31, 2010	$13,150
Tax positions related to current year:
Additions	1,340
Tax positions related to prior years:
Additions	870
Reductions	(475)
Settlements	—
Lapses in the statutes of limitations	(1,495)
Balance at December 31, 2011	$13,390
Tax positions related to current year:
Additions	3,990
Tax positions related to prior years:
Additions	6,760
Reductions	(320)
Settlements	(720)
Lapses in the statutes of limitations	(1,370)
Balance at December 31, 2012	$21,730
In addition to the UTB's summarized above, the Company has recorded approximately $1.6 million and $1.8 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2012 and 2011, respectively.
The increase in UTB's and estimated liabilities for interest and penalties for tax positions related to prior years is primarily due to the Company's business acquistions during 2012. The Company maintains an indemnification asset for certain acquired UTB's and corresponding interest and penalties.
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2002 through 2012. There is currently one non-U.S. income tax examination in process. The Company does not believe that the results of this examination will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits and is not aware of, nor does it anticipate, any material subsequent events that could have a significant impact on the Company's financial position during the next twelve months.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Summary Quarterly Financial Data

	As of December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$297,570	$338,430	$335,870	$301,040
Gross profit	78,910	95,890	90,140	78,820
Net income (loss)	12,250	17,170	19,960	(13,090)
Less: Net income (loss) attributable to noncontrolling interests	(240)	510	1,290	850
Net income (loss) attributable to TriMas Corporation	$12,490	$16,660	$18,670	$(13,940)
Earnings per share attributable to TriMas Corporation—basic:
Net income (loss) per share	$0.36	$0.45	$0.48	$(0.36)
Weighted average shares—basic	34,592,267	37,345,026	39,045,282	39,101,163
Earnings per share attributable to TriMas Corporation—diluted:
Net income (loss) per share	$0.36	$0.44	$0.47	$(0.35)
Weighted average shares—diluted	35,027,899	37,694,221	39,508,503	39,680,565

	As of December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$258,560	$288,090	$277,660	$259,650
Gross profit	71,820	88,290	81,940	75,650
Income from continuing operations	10,690	16,010	16,980	7,130
Income from discontinued operations, net of income taxes	1,060	1,080	1,290	6,120
Net income	11,750	17,090	18,270	13,250
Earnings per share—basic:
Continuing operations	$0.32	$0.47	$0.49	$0.21
Discontinued operations	0.03	0.03	0.04	0.18
Net income per share	$0.35	$0.50	$0.53	$0.39
Weighted average shares—basic	33,913,610	34,215,734	34,417,879	34,437,097
Earnings per share—diluted:
Continuing operations	$0.31	$0.46	$0.49	$0.20
Discontinued operations	0.03	0.03	0.03	0.18
Net income per share	$0.34	$0.49	$0.52	$0.38
Weighted average shares—diluted	34,599,076	34,769,576	34,901,277	34,961,772

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Subsequent Event (unaudited)
On January 28, 2013, the Company acquired the stock of Martinic Engineering, Inc. ("Martinic") for the purchase price of approximately $19 million. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of the second quarter of 2013. Martinic is in the business of manufacturing highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems, and had approximately $13 million in revenue in the twelve months ended December 31, 2012. Martinic will be included in the Company's Aerospace & Defense reportable segment.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2012, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, (the "Exchange Act")) pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2012.
Management's assessment of the internal control over financial reporting excluded an assessment of Arminak & Associates, LLC ("Arminak"). Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in Management's report on internal control over financial reporting in the year of acquisition. Total assets for Arminak were $102.2 million, which represented 9.0% of the Company's consolidated total assets at December 31, 2012. Net sales in 2012 for Arminak were $65.9 million, which represented 5.2% of the Company's consolidated total net sales for 2012.

KPMG LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, as stated in their report below.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
TriMas Corporation:
We have audited TriMas Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). TriMas Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, TriMas Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
TriMas Corporation acquired Arminak & Associates, LLC (“Arminak”) during 2012, and management excluded from its assessment of the effectiveness of TriMas Corporation's internal control over financial reporting as of December 31, 2012, Arminak's internal control over financial reporting associated with total assets of $102.2 million, which represented 9.0% of TriMas Corporation's consolidated total assets at December 31, 2012, and net sales of $65.9 million, which represented 5.2% of TriMas Corporation's consolidated total net sales for 2012. Our audit of internal control over financial reporting of TriMas Corporation also excluded an evaluation of the internal control over financial reporting of Arminak.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TriMas Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders' equity for each of the years in the three-year period ended December 31, 2012, and the related financial statement schedule II, and our report dated February 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Detroit, Michigan
February 26, 2013

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The Board of Directors currently consists of six members serving three-year staggered terms. The Board of Directors is divided into three classes, each class consisting of one-third of the Company's directors. Class I directors' terms will expire at the 2013 Annual Meeting.
Director Background and Qualifications
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
Marshall A. Cohen.   Mr. Cohen was elected as one of the Company's directors in 2005. Mr. Cohen has extensive knowledge and experience in management, governance and legal matters involving publicly-held companies. He is counsel (retired) at Cassels Brock & Blackwell LLP, a law firm based in Toronto, Canada, which he joined in 1996. Prior to joining that firm, Mr. Cohen served as president and chief executive officer of the Molson Companies Limited, a leading global brewer, from 1988 to 1996. Mr. Cohen is a director of Gleacher Securities, Inc. and TD Ameritrade. From 1993 to 2008, Mr. Cohen was a director of AIG, Inc., and from 1988 to April 2011 was a director of Barrick Gold Corporation.
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
David M. Wathen.    Mr. Wathen was appointed as the Company's President and Chief Executive Officer and as a member of the Board in January 2009. Mr. Wathen has extensive knowledge and experience in operational and management issues relevant to diversified manufacturing environments. He is currently a director and member of the Audit Committee and Corporate Governance Committee of Franklin Electric Co., Inc. From 2003 until 2007, Mr. Wathen was President and Chief Executive Officer of Balfour Beatty, Inc. (U.S. Operations), an engineering, construction and building management services company. Prior to his Balfour Beatty appointment in 2003, he served as a Principal Member of Questor, a private equity firm from 2000 to 2002. From 1977 to 2000, Mr. Wathen held management positions with General Electric, a diversified technology and financial services company, Emerson Electric, a global manufacturing and technology company, Allied Signal, an automotive parts manufacturer, and Eaton Corporation, a diversified power management company.
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

Richard M. Gabrys.  Mr. Gabrys joined the Board in 2006. Mr. Gabrys has extensive knowledge and expertise in financial reporting for publicly-held companies and accounting matters. Mr. Gabrys retired from Deloitte & Touche LLP in 2004 after 42 years, where he served a variety of publicly-held companies, financial services institutions, public utilities and health care entities. He was Vice Chairman of Deloitte's United States Global Strategic Client Group and served as a member of its Global Strategic Client Council. From 2006 to 2007, Mr. Gabrys served as the Interim Dean of the School of Business Administration of Wayne State University. From 2004 to 2008, Mr. Gabrys served on the board of Dana Corporation and from 2007 to June 2011 he served on the board of Massey Energy Company. He is a member of the Board of Directors of CMS Energy Company and La-Z-Boy Inc., and is the President and Chief Executive Officer of Mears Investments, L.L.C., a private family investment company. Mr. Gabrys continues to maintain an active CPA license which requires that he must complete eighty hours of continuing education every two years.
In addition to his professional background and prior Company Board experience, the Board of Directors concluded that Mr. Gabrys should serve as a director based on his leadership while serving as a partner and senior manager of a global accounting and auditing firm, the breadth of his experience in auditing, finance and other areas of oversight while serving as a director of other significant corporations, and his subject matter expertise in finance, accounting, and Sarbanes‑Oxley compliance.
Eugene A. Miller.    Mr. Miller was elected as a director in 2005. Mr. Miller has extensive knowledge and expertise in management, executive compensation and governance matters related to publicly-held companies. Mr. Miller is the retired Chairman and Chief Executive Officer of Comerica Incorporated and Comerica Bank, financial services companies, in which positions he served from 1993 to 2002. Mr. Miller held various positions of increasing responsibility at Comerica Incorporated and Comerica Bank (formerly The Detroit Bank) and rose to become Chairman, Chief Executive Officer and President of Comerica Incorporated (1993 through 1999). He was a director of Handleman Company from 2002 - 2012 and has been a director of DTE Energy Company since 1989.
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
Daniel P. Tredwell.    Mr. Tredwell was elected as one of the Company's directors in 2002. Mr. Tredwell has extensive knowledge and expertise in financial and banking matters. Mr. Tredwell is the Managing Member, and one of the co-founders of Heartland Industrial Partners, L.P., an investment firm (“Heartland”). Mr. Tredwell is also the Managing Member of CoveView Advisors LLC, an independent financial advisory firm, and Cove View Capital LLC, a credit opportunities investment fund. He has more than two decades of private equity and investment banking experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc., an investment banking, security brokerage and dealership service company (and predecessor of J.P. Morgan Securities, Inc.), until 1999 and had been with Chase Securities since 1985. Mr. Tredwell is also a director of Springs Industries, Inc., Springs Global Participações S.A., and Companhia de Tecidos Norte De Minas (Coteminas). From 2000 to 2010, Mr. Tredwell served on the Board of Metaldyne Corporation, and its successor, Asahi Tec Corporation of Japan.
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
Samuel Valenti III.    Mr. Valenti was elected as Chairman of the Company's Board of Directors in 2002 and served as Executive Chairman of the Company's Board from 2005 through 2008. Mr. Valenti remains Chairman of the Company's Board. Mr. Valenti has extensive knowledge and expertise in management of diversified manufacturing businesses and financial matters. He was employed by Masco Corporation, a home improvement and building products manufacturer, from 1968 through 2008. From 1988 through 2008, Mr. Valenti was President and a member of the board of Masco Capital Corporation, and was Vice President‑Investments of Masco Corporation from 1974 to 1998. Until 2005, Mr. Valenti also served as a special advisor to Heartland and until 2006, Mr. Valenti served as a director of Metaldyne Corporation. Mr. Valenti is currently Chairman of Valenti Capital LLC. Mr. Valenti is the former Chairman of the Investment Advisory Committee of the State of Michigan retirement system and serves on the Harvard Business School Advisory Council. He also serves on the Advisory Council at the University of Notre Dame and the Advisory Board at the University of Michigan Business School Zell-Lurie Institute. Mr. Valenti is a member of Business Leaders for Michigan and serves as Chairman of the Renaissance Venture Capital Fund.

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
During 2012, the Board consisted of six directors and held eleven meetings and acted five times by unanimous written consent. The table below sets forth the meeting information for the four standing committees of the Board for 2012:

Name	Audit	Compensation	Governance & Nominating	Executive
David M. Wathen	—	—	—	Chairman
Marshall A. Cohen	X	X	Chairman	—
Richard M. Gabrys	Chairman	X	X	—
Eugene A. Miller	X	Chairman	X	—
Daniel P. Tredwell	—	—	—	X
Samuel Valenti III	X	X	X	X
Meetings	5	4	2	—
Action by Unanimous Written Consent	1	1	—	—
The Company's Board of Directors currently consists of six directors, divided into three classes so that, each class will consist of one-third of the Company's directors. The members of each class serve for staggered, three year terms. Upon the expiration of the term of a class of directors, directors in that class may be asked to stand for re-election for a three year term at the Annual Meeting in the year in which their term expires. The table below sets forth the class in which each director serves:

Board of Directors	Class
Marshall A. Cohen	Class I(1)
David M. Wathen	Class I(1)
Richard M. Gabrys	Class II(2)
Eugene A. Miller	Class II(2)
Daniel P. Tredwell	Class III(3)
Samuel Valenti III	Class III(3)

(1) Term expires at 2013 annual stockholder meeting.
(2) Term expires at 2014 annual stockholder meeting.
(3) Term expires at 2015 annual stockholder meeting.
Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the Company's directors.
During 2012, all current directors attended at least 75%, in aggregate, of the meetings of the Board of Directors and all committees of the Board on which they served. All of the current directors attended the Company's 2012 Annual Meeting of Shareholders, and all Directors are expected to attend all meetings, including the Annual Meeting. In addition to attending Board and committee meetings, directors fulfill their responsibilities by consulting with the President and Chief Executive Officer and other members of management on matters that affect the Company.

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
Audit Committee.    The Audit Committee is responsible for providing independent, objective oversight and review of the Company's auditing, accounting and financial reporting processes, including reviewing the audit results and monitoring the effectiveness of the Company's internal audit function. In addition, the Audit Committee is responsible for (1) selecting the Company's independent registered public accounting firm, (2) approving the overall scope of the audit, (3) assisting the Board in monitoring the integrity of the Company's financial statements, our independent registered public accounting firm's qualifications and independence, the performance of the company's independent registered public accounting firm, and the Company's internal audit function and compliance with relevant legal and regulatory requirements, (4) annually reviewing the Company's independent registered public accounting firm's report describing the auditing firm's internal quality control procedures and any material issues raised by the most recent internal quality control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent registered public accounting firm, (6) discussing earnings press releases and any financial information or earnings guidance provided to analysts and rating agencies, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately and periodically, with management, internal auditors and the independent registered public accounting firm, (9) reviewing with the independent auditor any audit problems or difficulties and management's response, (10) setting clear hiring policies for employees or former employees of the independent registered public accounting firm, (11) handling such other matters that are specifically delegated to the Audit Committee by applicable law or regulation or by the Board of Directors from time to time, and (12) reporting regularly to the full Board of Directors. See “Report of the Audit Committee.” The Audit Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investor page. The Audit Committee last updated its charter on November 8, 2012.
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
The Compensation Committee is responsible for monitoring and administering the Company's compensation and employee benefit plans and reviewing, among other things, base salary levels, incentive awards and bonus awards for officers and key executives, and such other matters that are specifically delegated to the Compensation Committee by applicable law or regulation, or by the Board of Directors from time to time. The Committee's charter reflects such responsibilities and is available on the Company's website, www.trimascorp.com, in the Corporate Governance section of the Investors page. The Compensation Committee last updated its charter on February 25, 2013.
See also “Compensation Discussion and Analysis - Role of the Compensation Committee.”
Executive Committee. The Executive Committee has the authority to exercise many of the functions of the full Board of Directors between meetings of the Board; however, it excludes those matters which Delaware law or NASDAQ or SEC rules require to be within the purview of the Company's independent directors or which is otherwise in conflict with such laws or rules.
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

In recommending candidates to the Board, the Corporate Governance and Nominating Committee reviews the experience, mix of skills and other qualities of a nominee to assure appropriate Board composition after taking into account the current Board members and the specific needs of the Company and the Board. The Board looks for individuals who have demonstrated excellence in their chosen field, high ethical standards and integrity, and sound business judgment. The Corporate Governance and Nominating Committee does not have a formal policy with respect to diversity; however, the Board and the Corporate Governance and Nominating Committee believe that it is essential that the Board members represent diverse viewpoints. As required by NASDAQ, SEC or such other applicable regulatory requirements, a majority of the Board will be comprised of independent directors.
The Corporate Governance and Nominating Committee generally relies on multiple sources for identifying and evaluating nominees, including referrals from the Company's current directors and management. The Corporate Governance and Nominating Committee does not solicit director nominations, but will consider recommendations by shareholders with respect to elections to be held at an Annual Meeting, so long as such recommendations are sent on a timely basis to the Corporate Secretary of the Company and are in accordance with the Company's by-laws. The Corporate Governance and Nominating Committee will evaluate nominees recommended by shareholders against the same criteria. The Company did not receive any nominations of directors by shareholders for the 2013 Annual Meeting.
The Corporate Governance and Nominating Committee is also responsible for recommending to the Board appropriate Corporate Governance Guidelines applicable to the Company and overseeing governance issues.
The Corporate Governance and Nominating Committee's charter is available on the Company's website, www.trimascorp.com, in the Corporate Governance subsection of the Investors page. The Corporate Governance and Nominating Committee last updated its charter on February 25, 2013.
Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee is an employee of the Company. Messrs. Cohen, Gabrys, Miller and Valenti are the current members of the Company's Compensation Committee. See “Transactions with Related Persons” for a summary of related person transactions involving Heartland.
Retirement Age; Term Limits. The Corporate Governance Guidelines provide that a director (excluding directors serving on the Board as of February 25, 2013) is expected to submit his or her resignation from the Board at the first annual meeting of stockholders following the director's 75th birthday. The Board may accept or reject such resignation in its discretion after consultation with the Governance and Nominating Committee. The Board has not established term limits for the directors.
Assessment of Board and Committee Performance. The Board evaluates its performance annually. In addition, each Board committee performs an annual self-assessment to determine its effectiveness. The results of the Board and committee self-assessments are discussed with the Board and each Committee, respectively.
BOARD OF DIRECTORS RISK MANAGEMENT FUNCTIONS
As part of its oversight function, the Board monitors how management operates the Company, in part via its committee structure. When granting authority to management, approving strategies and receiving management reports, the Board considers, among other things, the risks and vulnerabilities the Company faces. The Audit Committee considers risk issues associated with the Company's overall financial reporting, disclosure process and legal compliance, as well as reviewing policies on risk control assessment and accounting risk exposure. In addition to its regularly scheduled meetings, the Audit Committee meets with the Corporate Audit team, and the independent registered public accounting firm in executive sessions at least quarterly, and with the General Counsel and Chief Compliance Officer as determined from time to time by the Audit Committee. Each of the Compensation Committee and the Governance and Nominating Committee considers risk issues associated with the substantive matters addressed by the committee.
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
Code of Conduct. Effective January 1, 2012, the Board adopted a revised Code of Conduct that applies to all directors and all employees, including the Company's principal executive officer, principal financial officer, and other persons performing similar executive management functions. The Code of Conduct is posted on the Company's website in the Corporate Governance section. All amendments to the Company's Code of Conduct, if any, will be also posted on the Company's internet website, along with all waivers, if any, of the Code of Conduct involving senior officers.

The Company has filed with the SEC, as exhibits to its Quarterly Reports on Form10-Q for the quarters ended March 31, June 30 and September 30, 2012, respectively, and its Annual Report on Form 10-K for the year ended December 31, 2012, Certifications Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
A copy of the Company's committee charters, Corporate Governance Guidelines and Code of Conduct will be sent to any shareholder, without charge, upon written request sent to the Company's executive offices: TriMas Corporation, Attention: Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, 39400 Woodward Avenue, Suite 130, Bloomfield Hills, Michigan 48304.
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
To submit concerns regarding accounting matters, shareholders and other interested persons may also call the Company's toll free, confidential hotline number published at www.trimascorp.com in the Corporate Governance subsection of the Investors page, in the document entitled Code of Conduct. Employees may express such concerns on a confidential and anonymous basis.
Communications made through the confidential hotline number are reviewed by the Audit Committee at each regularly scheduled meeting; other communications will be made available to directors at any time upon their request.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, officers and 10% shareholders (if any) to file reports of ownership and changes in ownership with respect to our securities with the SEC and to furnish copies of these reports to us. We reviewed the filed reports and written representations from our directors, executive officers and greater than 10% shareholders regarding the necessity of filing reports. We believe that all of our officers, directors and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements for 2012 with respect to the Company.
Executive Officers
Officers of the Company serve at the pleasure of the Board.

Name	Age	Title
David M. Wathen	60	Director, President and Chief Executive Officer
A. Mark Zeffiro	46	Chief Financial Officer
Thomas M. Benson	57	President - Cequent Performance Products
Lynn A. Brooks	59	President - Packaging Systems
Joshua A. Sherbin	49	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Robert J. Zalupski	53	Vice President Finance, Corporate Development and Treasurer
David M Wathen. Business experience provided under “Director Background and Qualifications.”

A. Mark Zeffiro. Mr. Zeffiro was appointed Chief Financial Officer of the Company in June 2008. Prior to joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company, a diversified technology and financial services company (“GE”), and Black and Decker Corporation, a global manufacturer of quality power tools and accessories, hardware, home improvement products and fastening systems (“Black & Decker”). From 2004, during Mr. Zeffiro's four-year tenure with Black & Decker, he was Vice President of Finance for the Global Consumer Product Group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black and Decker's factory store business unit, a $50 million business comprising 38 factory stores and 500 personnel. From 2003 to 2004, Mr. Zeffiro was Chief Financial Officer of First Quality Enterprises, a private company producing consumer products for the health care market globally, where he led all financial activities, including funding, banking and audit. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was Chief Financial Officer of their medical imaging manufacturing division.
Thomas M. Benson. Mr. Benson has been President of the Company's Cequent Performance Products, Inc. subsidiary since 2008. Prior to his appointment in 2005 as President of Cequent Towing Products, Inc., Mr. Benson held various management positions within the Cequent business, including President of Draw-Tite, Inc. Before joining the Company in 1984, Mr. Benson held the position of Manager Warranty Systems at Ford Motor Company, an automotive manufacturer and financial vehicle services company, from 1978 to 1984.
Lynn A. Brooks. Mr. Brooks has been President of the Packaging Systems business since 1996. He joined Rieke Corporation, today part of the Packaging Systems business, in 1978. Prior to his current position, his responsibilities at Rieke included Assistant Controller, Corporate Controller, and Vice President-General Manager. Before joining Rieke, he served with Ernst & Young, a global leader in assurance, tax, transactions and advisory services, in the Toledo, Ohio and Fort Wayne, Indiana offices.
Joshua A. Sherbin. Mr. Sherbin was appointed the Company's General Counsel and Corporate Secretary in 2005, and Vice President and Chief Compliance Officer in May 2008, prior to which he was employed as the North American Corporate Counsel and Corporate Secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was Senior Counsel, Assistant Corporate Secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997. From 1988 until 1995, he was an associate with the law firm Butzel Long in its general business practice.
Robert J. Zalupski. Mr. Zalupski was appointed the Company's Vice President, Finance and Treasurer in 2003 and assumed responsibility for Corporate Development in March 2010. He joined the Company as Director of Finance and Treasury in 2002, prior to which he worked in the Detroit office of Arthur Andersen. From 1996 through 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Prior to 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.
Item 11.    Executive Compensation
Compensation Discussion and Analysis Overview
Introduction
This Compensation Discussion & Analysis (“CD&A”) describes the executive compensation programs in place at the Company for 2012 and key elements of the program for 2013. Your understanding of our executive compensation program is important to the Company. The goal of this CD&A is to explain:

•	Our compensation philosophy for our NEOs;

•	The respective roles of our Compensation Committee (the "Committee") and management in the executive compensation process;

•	The key components of our executive compensation program; and

•	How the decisions we make in the compensation process align with our compensation philosophy.

Throughout this CD&A, TriMas' Named Executive Officers or NEOs means:

(1)	President and Chief Executive Officer - David M. Wathen (“President and CEO”);

(2)	Chief Financial Officer - A. Mark Zeffiro (“CFO”);

(3)	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary - Joshua A. Sherbin (“General Counsel”);

(4)	President - Packaging Systems - Lynn A. Brooks (“President - Packaging Systems”); and

(5)	President - Cequent Performance Products - Thomas M. Benson (“President - Cequent Performance Products”).
2012 EXECUTIVE SUMMARY
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
2012 Financial Highlights
In 2012, we reported record net sales of $1.273 billion, an increase of 17% compared to 2011, with sales growth in five of our six segments.  During 2012, the management team continued to make significant progress on our strategic initiatives, as highlighted in the specific accomplishments detailed below:

•
Enhanced capital structure by issuing 4 million shares of common stock, utilizing $79 million of net proceeds to redeem $50 million of higher-cost debt, reduce interest costs and execute bolt-on acquisitions to better position businesses in growing end markets;

•	Retired 9¾% senior notes and amended credit facilities to reduce borrow rates, extend maturities and enhance liquidity and capital structure flexibility;

•	Increased sales due to new product introductions, market share gains and geographic expansion;

•	Continued to invest in a flexible manufacturing footprint and productivity projects to optimize manufacturing costs long-term, increase capacity, respond to customer needs and drive future growth;

•	Expanded geographic reach and related sales into China, Thailand, Singapore, Brazil, South Africa and New Zealand;

•
Utilized cash flow and cash on hand to invest in future growth and productivity programs, including approximately $89.9 million of bolt-on acquisitions and $46.1 million in capital expenditures, while reducing total indebtedness; and

•	Ended the year with improved levels of available liquidity.
In addition, we continued to make strategic investments in our business segments, including the completion of seven bolt-on acquisitions which enhanced our growth opportunities through expansion of the product portfolio, customer base and geographic reach.  The management team also continued to drive productivity and lean initiatives across the organization.  The savings realized from these actions enabled us to fund our growth initiatives and to offset inflationary and commodity cost increases. The significant accomplishments mentioned above led to a strong performance in 2012 and continued to build upon the foundation for long term growth and earnings expansion.

Executive Compensation Practices
Below we highlight certain executive compensation practices, both the practices we have implemented to drive performance and the practices we have not implemented because we do not believe they would serve our shareholders' long-term interest.

What We Do
Pay for Performance - We tie pay to performance. The majority of executive pay is not guaranteed. We set financial goals for corporate and business unit performance. Mitigate Undue Risk - Our compensation practices are designed to discourage excessive risk-taking as related to performance and payout under our compensation programs.
Reasonable Executive Severance/Change-in-Control Policy - We believe we have reasonable post-employment and change in control provisions.
Share Ownership Guidelines - We have adopted share ownership guidelines, which all NEOs currently exceed.
Regular Review of Share Utilization - We evaluate share utilization by reviewing the dilutive impact of equity compensation on our shareholders and the aggregate shares awarded annually as a percentage of total outstanding shares.
Review Tally Sheets - The Committee reviews tally sheets for our NEOs to ensure they have a clear understanding of the impact of various decisions, including possible payments under various termination scenarios prior to making annual executive compensation decisions.
Double Trigger - Our Change-in-Control Policy calls for payment of a cash severance and vesting of restricted stock awards after a change in control only if an employee is also terminated.
Independent Compensation Consulting Firm - The Committee benefits from its utilization of an independent compensation consulting firm which provides no other services to the Company.

What We Don't Do
No Employment Contracts - We do not have employment contracts for NEOs.
No Excise Tax Gross-Ups Upon Change in Control - We do not provide for excise tax gross-ups on change-in-control payments.
No Repricing Underwater Stock Options - We do not permit underwater stock options to be repriced.
No Pledging or Hedging Transactions or Short Sales Permitted- Our policies prohibit executives, including the NEOs, and directors from pledging, engaging in hedging or short sales with respect to the Company's voting stock.

Summary of Compensation Decisions and Outcomes for 2012
The key decisions the Committee made during 2012 are summarized below and discussed in greater detail in the remainder of this CD&A.

Base Salary Adjustments The Committee approved modest base salary adjustments for our NEOs of up to 5%, to recognize individual performance and general market movement.

Short Term Incentive Program

Company-wide:

The Committee approved changes to the weighting of the metrics used in the Company-wide short term incentive program for 2012 in which the President and CEO, CFO, and General Counsel participate.

The weighting for EPS was increased from 30% to 35% to reflect the Committee's view of EPS as an important indicator of Company success and aligned with TriMas' strategic imperatives.  To emphasize EPS as a metric, weighting for Sales/Profitability was reduced by 5%.

The Committee approved an increase to the 2012 target award for Mr. Zeffiro (72.5% to 75% of base salary) to further increase his focus on performance-based pay. The target bonus award percentages for the CEO and General Counsel remained the same.

Based on Company-wide 2012 performance, the short term incentive program attainment was 90% of target, which is payable in 2013. Amounts earned varied by metric from a low of 0% of target to a maximum of 170% of target based on performance results achieved.

Packaging Systems:

The Committee approved changes to the weighting of the metrics used in the Packaging Systems 2012 short term incentive program.

For 2012, the weighting on Cash Flow from Operations was increased from 20% to 30%. To emphasize Cash Flow as a metric, weightings for the Productivity and New Market/Product Growth measure categories were each reduced by 5%. These changes reflect the Committee's view of cash flow from operation as an increasingly important indicator of Company success and aligned with TriMas' strategic imperatives.

The target bonus award percentage remained the same for the President - Packaging Systems.

Based on Packaging Systems' 2012 performance, the short term incentive plan attainment was 136.5% of target, which is payable in 2013. Amounts earned varied by metric from a low of 88% of target to a maximum of 175% of target based on performance results achieved.

Cequent Performance Products:

The Committee approved changes to the weighting of the metrics used in Cequent Performance Products 2012 short term incentive program.

For 2012, the weighting on Cash Flow from Operations was increased from 20% to 30%. To reflect this shift in emphasis, the weightings for the Productivity and New Market/Product Growth categories were each reduced by 5%.

These changes reflect the Committee's view of cash flow from operation as an increasingly important indicator of Company success that is aligned with our strategic imperatives.

The target bonus award percentage remained the same for the President - Cequent Performance Products.

Based on Cequent Performance Products' 2012 performance, the short term incentive plan attainment was 173.6% of target, which is payable in 2013. Amounts earned varied by metric from a low of 150% of target to a maximum of 200% of target based on performance results achieved.

Short Term Incentive Compensation to Equity

Amounts earned by the NEOs (and certain other plan participants) are paid 80% in cash, with the remaining 20% paid in TriMas restricted stock that vests on the one year anniversary of the grant date. This program feature promotes retention as well as the alignment of executives' interests with those of our shareholders.

Long Term Incentive Program

New Long Term Program

The Committee adopted a new long-term incentive program starting in 2012 that incorporates annual (rather than periodic) grants.

The Committee granted equity awards to each of the NEOs that consist of performance stock and service-based restricted stock units, both of which will be settled in shares, with each corresponding to 50% of the overall long-term incentive target award value.

The Committee recognized that changes in timing and format of the long term incentive program impact both the competitiveness of participants' pay and expose the Company to retention concerns. To address these concerns, the 2012 long-term incentive equity grants also included a one-time transition grant consisting of performance stock units (“PSUs”), to be settled in shares based on the degree to which both one- and two-year financial goals are achieved. Based on the achievement of the one year financial goal for the transitional grant (grant was based on an EPS target), results were above target, resulting in 175% of the target number of shares awarded.

Results and Role of Shareholder Say-on-Pay Vote
At the Annual Meeting of Shareholders held on May 10, 2011, approximately 99.2% of the shareholders who voted on the “say-on-pay” proposal approved the compensation of our named executive officers.
In view of this vote outcome, as well as its ongoing program evaluation, the Committee views its 2012 decisions regarding various aspects of the program as consistent with the overall philosophy and structure of the program that are supported by our shareholders.
In addition, a majority of the shareholders who voted on the frequency of the “say-on-pay” vote at the 2011 Annual Meeting of Shareholders approved an advisory vote on the Company's executive compensation every three years. In alignment with the shareholder vote, we will hold advisory votes on the Company's NEO compensation in 2014 and again in 2017, at which time we will also hold the next required vote on the frequency of the shareholder vote on executive compensation.
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

The main elements of our compensation structure and how each supports our compensation philosophy are summarized below:

Principal Compensation Elements
Element	Description	Performance Consideration	Primary Objective
Base Salary	Fixed cash payment	Based on level of responsibility, experience, knowledge, and individual performance	Attract and retain
Short Term Incentive Plan	Short-term incentive paid in cash and equity (20% of award paid in restricted stock, subject to 1 year vest)	Measured by corporate and business unit performance oriented towards short-term financial goals	Promote achievement of short-term financial goals aligned with shareholder interests, as well as retention due to the 1 year vesting requirement on the equity award
Long Term Incentive Plan	Equity based awards include stock options, restricted shares, restricted units, and performance share units (note that not all types of awards are granted every year)	Creation of shareholder value and realization of medium and long-term financial and strategic goals	Create alignment with shareholder interests; promote achievement of longer-term financial and strategic objectives
Retirement and Welfare Benefits	Retirement plans, health and insurance benefits	Indirect - executive must remain employed to be eligible for retirement and welfare benefits	Attract and retain
Perquisites - Flexible Cash Allowance and Executive Physicals	Fixed cash payment and executive physicals	Indirect - executive must remain employed to be eligible	Attract and retain
Role of the Compensation Committee
The Board-designed governance process expressly delegates to the Committee the responsibility to determine and approve the President and CEO's compensation, as well as to make all decisions regarding compensation for the other NEOs.
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
The role of the Committee is to oversee compensation and benefit plans and policies, review and approve equity grants and administer share-based plans, and review and approve annually all compensation decisions relating to the Company's directors (which decisions are subject to Board approval) and executive officers, including the President and CEO and other NEOs.
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

Independent Compensation Consultant
The Committee has retained an outside consulting firm to advise the Committee on various executive and director compensation matters. For fiscal year 2012, the Committee engaged Meridian Compensation Partners, LLC (“Meridian”).
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
Meridian has no affiliations with any of the NEOs or members of the Board other than in its role as an outside consultant. We have been advised that Meridian has in place policies and procedures designed to prevent conflicts of interest and after applying such policies and procedures, determined that no conflict of interest existed in performing consulting services for the Company. Meridian does not provide any other services to the Company. All work performed by Meridian, whether with the Committee directly or with management at the direction of the Committee, requires pre-approval by the Chair of the Committee.
During 2012, Meridian's consulting related primarily to the Company's compensation analysis for the NEOs and Board, as well as the implementation of the new annual long-term equity compensation plan, providing advice on market trends and developments in executive compensation practices, consulting on our short-term incentive plan, assisting with analyses regarding our share authorization request, conducting a review of our severance program, and providing peer group and market information to enable the Committee to confirm the Company's executive compensation structure is commensurate with the executive officers' responsibilities as well as appropriately competitive. During 2012, the Company paid Meridian approximately $199,000 for advising the Committee on executive and director compensation matters.
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
The peer group includes companies in the same or similar Global Industry Classification Standard categories as TriMas, and that are roughly comparable to the Company in size (generally, their 2011 revenues ranged from one third of to three times TriMas' 2011 revenues). This group also includes companies against which TriMas competes for customers, market share and talent. In 2012, the Committee reviewed and revised the benchmarking peer group utilized in the previous year to support pay decisions made for 2013. In view of the Company's divestiture of Precision Tool Company in December 2011, which had most closely resembled Kennametal's business activities, Kennametal, which had been included for the 2012 review, was excluded from the peer group for 2013 pay decisions. Similarly, due to its impending acquisition by a third party, Robbins & Myers, which had been included in 2012, was also excluded from the 2013 pay analysis.
The following 24 companies comprise the Company's peer group:

Actuant Corporation	Gardner Denver	Robbins & Myers(1)
Ametek, Inc.	GenCorp. Inc.	Roper Industries Inc.
Aptar	Graco, Inc.	Silgan Holdings
Carlisle Companies	Greif, Inc.	Stoneridge Inc.
Crane Co.	IDEX	Teleflex Inc.
Donaldson Company	Kaydon Corporation	Thor
Drew Industries	Kennametal(1)	Transdigm Group
EnPro	Lufkin Industries	Winnebago Industries
______________________________________
(1)     As noted above, included for 2012 decisions, but excluded for 2013 decision-making.
The Committee reviews the peer group annually to ensure it remains suitable for benchmarking purposes. The Committee anticipates that changes in the group will occur from time to time based on the evolution of the Company's business strategy, the business mix of the peer companies and the availability of comparative data.

In general, the Committee's objective is to set target compensation levels at market median with an opportunity to earn above market awards when shareholders have received above market returns. However, the Committee recognizes that it may occasionally need to set and pay target compensation above this range depending on the circumstances (for example, to address specific individual hiring or retention issues). In determining the compensation components for each NEO for 2012, the Committee generally focused on market values at the size adjusted median. It also subjectively considered other factors in its decision process including individual performance, Company performance, experience and incremental cost. Specific positioning against the market is described in the following paragraphs in greater detail for each component of pay.
Compensation Components
Description of the material elements of the Company's executive compensation program, the purpose for each and decisions made regarding each element are provided in the following paragraphs.
Base Salary
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
Based on the foregoing considerations, the Committee approved the following salary adjustments for 2012 for our NEOs:

NEO	Base Salary as of January 1, 2012	Base Salary Rate effective July 2, 2012	% Increase
President and CEO	$700,000	$700,000	—%
CFO	410,000	430,500	5.0%
General Counsel	381,100	392,500	3.0%
President - Packaging Systems(1)	442,500	454,800	3.0%
President - Cequent Performance Products	316,800	326,000	2.9%
______________________________________

(1)
President, Packaging Systems: Salary level includes a supplemental allowance of $33,000 paid in lieu of life insurance formerly provided. The $33,000 supplemental allowance is not included when comparing base salary to market median, nor is it included when calculating base salary increases.

The Committee concluded that the President and CEO's base salary is consistent with market levels and no adjustment was necessary. The above increases for the remaining NEOs represent increases consistent with merit assessments and general market movement for the respective positions.
The Committee has also approved the following salary levels to become effective July 1, 2013:

NEO	Base Salary as of July 1, 2013	% Increase
President and CEO	$721,000	3.0%
CFO	460,700	7.0%
General Counsel	392,500	—%
President - Packaging Systems	454,800	—%
President - Cequent Performance Products	335,800	3.0%
With respect to 2013, the base salary adjustments for the President and CEO, CFO and President - Cequent Performance Products are consistent with merit assessments and to better align with market levels. The Committee concluded that the General Counsel and President - Packaging System's base salary is in line with market levels and no adjustment was necessary.

2012 TriMas Short Term Incentive Compensation Plan
The goal of the Short Term Incentive Compensation Plan ("STI") is to support our overall business objectives by aligning corporate and business unit performance with the goals of shareholders and focusing attention on the key measures of success. The STI is designed to accomplish this goal by providing the opportunity for additional cash or stock-based rewards when pre-established performance goals are achieved. The STI also plays a key role in ensuring that our annual cash compensation opportunities remain competitive.
Target awards. Each of our NEOs has a target bonus opportunity for the plan year that is expressed as a percentage of base salary. Target awards for 2012 are shown in the following chart:

NEO	Target Bonus Amount	Target Award as Percent of Salary
President and CEO	$788,000	112.5%
CFO	322,900	75.0%
General Counsel	196,300	50.0%
President - Packaging Systems	295,300	70.0%
President - Cequent Performance Products	163,000	50.0%
Based on the performance results achieved, actual awards generally can vary as a percent of target from a threshold of 0% to a maximum of 217.5% for participants at the Company-wide level, and from 0% to 200% for business unit participants.
Consistent with the program design, all STI participants, including the NEOs, whose target awards exceed $20,000 receive 80% of the award earned in cash and 20% of the award value in the form of a restricted stock award that vests one year from the grant date, generally subject to continued employment. The number of shares awarded is based on the 20% award value divided by the closing share price on the date of the stock grant. This program feature permits the STI to reward shorter-term performance and at the same time to encourage longer-term employee retention.
Performance Measures. The STI measures Company-wide financial performance indicators to determine bonuses earned by participants with Company-wide responsibilities. The President and CEO, CFO and General Counsel can earn bonuses based on achieving Company-wide performance goals. As participants with business unit level responsibility are assessed on metrics that evaluate solely the performance of the business unit, the President - Packaging Systems and the President - Cequent Performance Products short term incentive plans are based on the results achieved by Packaging Systems and Cequent Performance Products respectively.
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
Company-wide Performance Measures. The following Company-wide performance metrics were selected for the 2012 STI for employees with Company-wide responsibility:

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

•
Earnings Per Share-35%. Earnings Per Share (“EPS”) is the diluted earnings per share, from continuing operations, as reported in the Company's publicly filed reports, adjusted to exclude the after-tax impact of non-recurring charges (cash and non-cash) associated with items such as business restructuring, cost savings projects and asset impairments.

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

The Committee approved changes to the weighting of the metrics used in the Company-wide short term incentive program. For 2012, the weighting for EPS was increased from 30% to 35%. To emphasize EPS as a metric, weighting for Sales/Profitability was reduced by 5%. This change reflects the Committee's view of EPS as an important indicator of Company success and aligned with TriMas' strategic imperatives.
For 2012, the specific Company-wide performance goals were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $1,104.0 million in sales and 10.9% operating profit, the participant would receive 50% of the target allocated to this metric	At $1,206.5 million in Sales and 11.9% operating profit, the participant would receive 100% of the target allocated to this metric	At $1,278.9 million in Sales and 12.7% operating profit, the participant would receive 200% of the target allocated to this metric	35%
EPS	At $1.58 earnings per share, the participant would receive 50% of the target allocated to this metric	At $1.78 earnings per share, the participant would receive 100% of the target allocated to this metric	At $2.00 earnings per share, the participant would receive 250% of the target allocated to this metric	35%
Cash Flow	At $29.0 million cash flow, the participant would receive 70% of the target allocated to this metric	At $38.6 million cash flow, the participant would receive 100% of the target allocated to this metric	At $48.3 million cash flow, the participant would receive 200% of the target allocated to this metric	30%
Packaging Systems Performance Measures. For 2012, the STI for the President - Packaging Systems was based on the following performance measures at the Packaging Systems level. This approach focuses the President - Packaging Systems on optimizing the performance of Packaging Systems rather than on overall Company-wide performance.

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

•
Productivity-15%. This measure is based on the achieved gross total cost savings realized from approved business initiatives. Types of productivity projects include value added/value engineered, facility rationalization, vendor cost downs, outsourcing/insourcing, and moves to low cost countries. Productivity does not include volume-related improvements (e.g., the natural leverage of fixed costs attributable to higher levels of production).

•
% New Products/Product Growth-15%. The % New Products/Product Growth metric measures the percent of Packaging Systems sales that come from new products or markets. This measure is calculated by dividing the net sales for specifically identified new products or new markets by total net sales for the business. Each of the new products or new market projects is agreed upon as part of the annual business planning process at the outset of the year. This is a key measure of our ability to innovate and grow by expanding into new markets and/or developing new products.

As described earlier, the 2012 STI places greater weight on Cash Flow from Operations than was the case in 2011 (weighting increased from 20% to 30%). To provide this emphasis, weightings for the Productivity and New Market/Product Growth metrics each were reduced by 5%. These changes reflect the Committee's view of cash flow from operations as an increasingly important indicator of Company success that is aligned with our strategic imperatives.

For 2012, the specific performance goals for Packaging Systems were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $243.0 million in sales and 21.6% operating profit, the participant would receive 50% of the target allocated to this metric	At $270.0 million in Sales and 23.0% operating profit, the participant would receive 100% of the target allocated to this metric	At $297.0 million in Sales and 24.5% operating profit, the participant would receive 200% of the target allocated to this metric	40%
Cash Flow	At $42.61 million cash flow, the participant would receive 70% of the target allocated to this metric	At $53.25 million cash flow, the participant would receive 100% of the target allocated to this metric	At $63.90 million cash flow, the participant would receive 200% of the target allocated to this metric	30%
Productivity	At $4.66 million in Productivity gains the participant would receive 60% of the target allocated to this metric	At $5.83 million in Productivity gains the participant would receive 100% of the target allocated to this metric	At $8.63 million in Productivity gains the participant would receive 200% of the target allocated to this metric	15%
% New Product/Product Growth	See note below.(1)			15%
______________________________________

(1)
The Committee set the target for this metric at a level that requires Packaging Systems to successfully expand its product portfolio and geographic market base to contribute both to 2012 sales and profitability and provide a foundation for 2013 activity. Achievement at each milestone requires innovation and commercialization.

Cequent Performance Products Performance Measures. For 2012, the STI for the President - Cequent Performance Products was based on the following performance measures at the Cequent Performance Products level. This approach focuses the President - Cequent Performance Products on optimizing the performance of Cequent Performance Products rather than on overall Company-wide performance.

•
Sales/Profitability-40%. This measure provides for rewards based on Cequent Performance Products performance in two areas: (1) recurring operating profit as a percent of net sales (operating margin) and (2) the level of net sales volume achieved. Recurring operating profit means earnings before interest, taxes, bonus expense and other income/expense, and excludes certain non-recurring charges (cash and non-cash) associated with business restructuring, cost savings projects and asset impairments. For purposes of this computation, net sales means net trade sales excluding all intercompany activity.

•
Cash Flow-30%. Cash flow is the sum of recurring operating profit (defined above), adjusted (1) up or down for other income/ expense, (2) up or down for changes in working capital, (3) upward for depreciation and amortization, and (4) downward for capital expenditures, cash, interest and cash taxes.

•
Productivity-15%. This measure is based on the achieved gross total cost savings realized from approved business initiatives. Types of productivity projects include value added/value engineered, facility rationalization, vendor cost downs, outsourcing/insourcing, and moves to low cost countries. Productivity does not include volume-related improvements (e.g., the natural leverage of fixed costs attributable to higher levels of production).

•
% New Products/Product Growth-15%. The % New Products/Product Growth metric measures the percent of Packaging Systems sales that come from new products or markets. This measure is calculated by dividing the net sales for specifically identified new products or new markets by total net sales for the business. Each of the new products or new market projects is agreed upon as part of the annual business planning process at the outset of the year. This is a key measure of our ability to innovate and grow by expanding into new markets and/or developing new products.

As with Packaging Systems, Cequent's 2012 STI places greater weight on Cash Flow from Operations than was the case in 2011 (weighting increased from 20% to 30%). To reflect this greater emphasis, weightings for the Productivity and New Market/Product Growth metrics each were reduced by 5%. These changes reflect the Committee's view of cash flow from operations as an increasingly important indicator of Company success and further aligns with strategic imperatives.
For 2012, the specific performance goals for Cequent Performance Products were as follows:

Metric	Threshold	Target	Maximum	Weighting
Sales/Profitability	At $243.6 million in sales and 7.5% operating profit, the participant would receive 50% of the target allocated to this metric	At $253.8 million in Sales and 7.9% operating profit, the participant would receive 100% of the target allocated to this metric	At $274.5 million in Sales and 8.9% operating profit, the participant would receive 200% of the target allocated to this metric	40%
Cash Flow	At $12.94 million cash flow, the participant would receive 70% of the target allocated to this metric	At $15.23 million cash flow, the participant would receive 100% of the target allocated to this metric	At $19.04 million cash flow, the participant would receive 200% of the target allocated to this metric	30%
Productivity	At $2.85 million in Productivity gains the participant would receive 60% of the target allocated to this metric	At $3.57 million in Productivity gains the participant would receive 100% of the target allocated to this metric	At $5.71 million in Productivity gains the participant would receive 200% of the target allocated to this metric	15%
% New Product/Product Growth	See note below.(1)			15%
______________________________________

(1)
The Committee set the target for this metric at a level that requires Cequent Performance Products to successfully expand its product portfolio and geographic market base to contribute both to 2012 sales and profitability and provide a foundation for 2013 activity. Achievement at each milestone requires innovation and commercialization.

Award Determination and Payouts. In February of each year, the Committee determines the degree to which the STI goals for the prior year were achieved. For 2012, the results achieved for each Company-wide performance measure are indicated below.

Metric	Weight	Result Achieved	Payout Earned as a Percent of Total Target Award
Sales/Profitability	35%	Below Target	87%
Earnings per share	35%	Above Target	170%
Cash flow	30%	Below Threshold	—%
Total Target Award Payout			90%

Results for the President - Packaging Systems, whose bonus is determined at the Packaging Systems level, and results for the President - Cequent Performance Products, whose bonus is determined at the Cequent Performance Products level, are detailed below:

Metric	Weight	Packaging Systems		Cequent Performance Products
		Result Achieved	Payout as % of Target	Result Achieved	Payout as % of Target
Sales/Profitability	40.0%	Below Target	88%	Above Target	181%
Cash Flow	30.0%	Above Target	175%	Above Target	150%
Productivity	15.0%	Above Target	175%	Above Target	175%
% New Products/Product Growth	15.0%	Above Target	150%	Above Target	200%
Total			136.5%		173.6%
The target and actual awards earned by our NEOs are listed in the following chart:

NEO	Target Award as Percent of Salary	Target Bonus Amounts	Actual Short Term Incentive Award Earned	Short Term Incentive Earned and Paid in Cash	Short Term Incentive Earned and Paid in Restricted Stock in March 2013
President and CEO	112.5%	$788,000	$709,200	$567,360	$141,840
CFO	75.0%	322,900	290,610	232,488	58,122
General Counsel	50.0%	196,300	176,670	141,336	35,334
President - Packaging Systems	70.0%	295,300	403,085	322,468	80,617
President - Cequent Performance Products	50.0%	163,000	282,968	226,374	56,594
Special Cash Awards
On February 20, 2013, in recognition of their leadership and roles within the Company, the Committee awarded a discretionary cash bonus separate from the STI to the CEO, CFO and General Counsel in the amount of $165,000, $70,000 and $45,000, respectively.
During 2012, the Company agreed, separate from the STI, to pay a retention bonus in the amount of $150,000 to the President - Cequent Performance Products if he continued to be employed by the Company on January 31, 2014.
2013 TriMas Short Term Incentive Compensation Plan - Program Highlights
For fiscal year 2013, the Committee approved the following changes to the Corporate-wide metric weightings to reinforce management's focus on long term growth and earnings potential. Specifically, the Committee reduced the cash flow weighting from 30% to 20% and increased the weighting for each of Sales/Profitability and Earnings Per Share from 35% to 40%.
For fiscal year 2013, the Committee did not make any changes to the STI at the business unit level. All other key design features of the STI for 2013 remain unchanged. The NEO target awards for 2013, as a percent of base salary, are as follows:

NEO	Target Bonus Amount	Target Bonus as a percentage of salary
President and CEO	$811,200	112.5%
CFO	345,500	75.0%
General Counsel	235,500	60.0%
President - Packaging Systems	295,300	70.0%
President - Cequent Performance Products	167,900	50.0%
The Committee concluded that the President and CEO's short term incentive target award percentage is appropriately aligned with market. The General Counsel's target award percentage was increased from 50% to 60% for better market alignment. The Committee concluded that the other NEOs' STI target award percentages were appropriately aligned with market award levels and no adjustment was necessary.

Long-Term Incentive Program
Overview. The Company maintains three equity incentive plans, referred to as the 2002 Long Term Equity Incentive Plan, the 2006 Long Term Equity Incentive Plan and the 2011 Omnibus Incentive Compensation Plan (collectively, the “Equity Plans”). The 2002 Long Term Equity Incentive Plan expired in June 2012; although there are outstanding equity awards under this Plan, no future equity awards will be granted from it. The Equity Plans allow for grants to employees, directors and consultants of incentive and nonqualified stock options, stock appreciation rights, dividend equivalent rights, restricted stock, restricted stock units or performance-based awards.
Purpose. Our long-term equity program has been designed to reward the achievement of long-term business objectives that benefit our shareholders through stock price increases, thereby aligning the interests of our executives with those of our shareholders. The Company's historical approach to granting long term equity was to grant stock option awards that covered a three year period. Since the last award of options in 2009, the Company periodically has granted equity awards to select participants to recognize leadership and retention concerns.
Based on the Committee's evaluation of the objectives to be achieved with a long-term incentive strategy, which included input from the Committee's independent consultant and management, the Committee adopted a new long-term incentive program starting in 2012 that incorporates annual (rather than periodic) grants. The ongoing annual grant program includes both PSUs and service-based restricted stock awards (rather than being focused on stock options). These changes more closely align TriMas' program with market trends and provide a more effective means of linking pay with achievement of our ongoing business strategy of maximizing Company performance to deliver value to our shareholders.
The Committee recognized that changes in timing and format of the long-term incentive program impact both the competitiveness of participants' pay, and also expose the Company to retention concerns. To address these concerns, the 2012 long-term incentive equity grants included both an annual grant as well as a one-time transition grant.
2012 Long Term Incentive Awards. As described above, awards made in 2012 are referred to here as the 2012 Long Term Incentive (“2012 LTI”) and the Transitional Long Term Incentive (“Transitional LTI”).
2012 LTI
Under the 2012 LTI, equity awards are granted to the Company's NEOs and certain other eligible participants in order to promote the achievement of the Company's strategic goals. The 2012 LTI award sizes as a percentage of each NEO's base salary are as follows:

NEO	2012 LTI award as a % of 2011 Base Salary
President and CEO	200%
CFO	140%
General Counsel	115%
President - Packaging Systems	50%
President - Cequent Performance Products	50%
In determining the total value of the long-term incentive award opportunity for each executive, the Committee reviewed market data, historical award values, share constraints, overall cost of the 2012 LTI award program and assessed the distribution of equity awards among the NEOs and other participants in the 2012 LTI program.
Awards under the 2012 LTI consist of PSUs and service-based restricted stock awards, which will be settled in shares, with each corresponding to 50% of the overall long-term incentive target award value. The Committee believes that providing long-term incentive awards in the form of equity awards best achieves the long-term compensation objectives of the Company and aligns the executives' interests with the interests of the Company's shareholders. The balance between performance-based and time-based grants is in alignment with the development of the Company's growth strategy, motivates management to strike the appropriate balance between short-term and long-term decision-making and aligns management's long-term compensation closely with shareholder interests.

The approved target 2012 LTI grants for the 2012-2014 cycle for our NEOs are as follows:

Name	Service-Based Restricted Stock ($ Value)	PSUs ($ Value)
President and CEO	$700,000	$700,000
CFO	287,000	287,000
General Counsel	219,100	219,100
President - Packaging Systems	102,400	102,400
President - Cequent Performance Products	79,200	79,200
The dollar values listed in the above chart were converted into a number of units and shares based on the closing stock price on March 1, 2012.
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
The PSU award can be earned based on the achievement of specific performance measures over a period of three calendar years, with the first three-year cycle beginning on January 1, 2012 and ending on December 31, 2014. For the 2012-2014 cycle, the two performance measures are described below:

•	75% based on EPS cumulative average growth rate (“EPS CAGR”): Measured by EPS compounded annual growth rate for the three fiscal years in the cycle; and

•
25% based on cash generation: Cash generation refers to the Company's cash flow for the three fiscal years in the cycle from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time.

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
Transitional LTI
In addition to the 2012 LTI, the Company implemented a Transitional LTI, intended to address concerns about the competitiveness of pay as the program transitions from periodic to annual grants and related retention considerations. Given the earning and release timing of the performance unit portion of the 2012 LTI, the Transitional LTI provides the participant the opportunity for a vested equity benefit in 2013 and 2014.
The Transitional LTI awards made to the NEOs and other eligible participants consist of performance-based grants. Any PSUs earned will be settled in shares. Sixty percent (60%) of the Transitional LTI awards can be earned based on 2012 EPS growth with the potential for the remaining 40% to be earned based on cumulative EPS CAGR for 2012 and 2013.

The approved target Transitional LTI grants for our NEOs are as follows:

	Transitional LTI Target Award in Grant Date $ Value
Name	2012 EPS Growth	2012-2013 EPS CAGR
President and CEO	$701,400	$467,600
CFO	287,600	191,700
General Counsel	219,500	146,400
President - Packaging Systems	102,600	68,400
President - Cequent Performance Products	79,400	52,900
The amounts listed in the above chart were converted to a number of units based on the closing stock price on March 1, 2012.
For both portions of the Transitional LTI awards, any PSUs earned will be based solely on the degree to which predetermined EPS growth for 2012 and EPS CAGR for 2012/2013 goals are met, with amounts that can vary from 30% of the target PSU award (assuming threshold performance) to a maximum of 250% of the target PSU award. If the threshold performance target is not achieved for either EPS growth or EPS CAGR, no award is earned.
For the Transitional LTI based on 2012 EPS growth, EPS performance against the target of $1.78 resulted in an award of 175% of the target PSU award for the NEOs and other eligible participants.
2013 Long Term Incentive Awards
Under the 2013 Long Term Incentive Award Program ("2013 LTI"), equity awards are granted to the Company's NEOs and certain other eligible participants in order to promote the achievement of the Company's strategic goals. The 2013 LTI award sizes as a percentage of each NEO's base salary are as follows:

NEO	2013 LTI award as a % of July 1, 2013 Base Salary
President and CEO	290%
CFO	175%
General Counsel	125%
President - Packaging Systems	75%
President - Cequent Performance Products	75%
In determining the total value of the long-term incentive award opportunity for each executive, the Committee reviewed survey data provided by Meridian regarding competitive award levels and considered each participant's total compensation targets and level of responsibility within the organization.
Awards under the 2013 LTI consist of PSUs and service-based restricted stock, which will be settled in shares, with each corresponding to 50% of the overall long-term incentive target award value.
The approved target 2013 LTI grants for the 2013-2015 cycle for our NEOs are as follows:

Name	Service-Based Restricted Stock ($ Value)	PSUs ($ Value)
President and CEO	$1,045,500	$1,045,500
CFO	403,100	403,100
General Counsel	245,300	245,300
President - Packaging Systems	158,200	158,200
President - Cequent Performance Products	125,900	125,900

The dollar values listed in the above chart will be converted into a number of units based on the closing stock price on March 1, 2013.
Like the 2012 LTI, the 2013 service-based restricted stock award vests in three equal installments on the first three anniversaries of the grant date of the award.
The 2013 PSU award can be earned, in substantially the same manner as the 2012 LTI, based on the achievement of specific performance measures over a period of three calendar years, but the cycle begins on January 1, 2013 and ends on December 31, 2015. For the 2013-2015 cycle, the same performance measures and range of possible awards apply as with the 2012 LTI. Based on the degree to which the performance goals are met, any PSUs earned for the 2013-2015 cycle will vest in 2016.
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
Under the terms of the Company's quarterly contribution component of its retirement program, the Company contributes to the employee's plan account an amount determined as a percentage of the employee's base pay upon an employee's eligibility following one year of employment. The percentage is based on the employee's age and for salaried employees ranges from 1.0% for employees under the age of 30 to 4.5% for employees age 50 and over. For 2012, Mr. Wathen received 4.5%, Mr. Zeffiro received 4.0%, Mr. Sherbin received 4.0%, Mr. Benson received 4.5% and Mr. Brooks received 7.0% due to a supplemental legacy benefit.
Executive Retirement Program
The Company's executive retirement program provides senior managers with retirement benefits in addition to those provided under the Company's qualified retirement plans. The Company offers these programs to enhance the competitiveness of total executive pay. Effective January 9, 2013 the Company began funding a Rabbi Trust for our obligations under this program. Trust assets are subject to the claims of the Company's creditors in the event of bankruptcy.
Under the Supplemental Executive Retirement Plan (“SERP”), the Company makes a contribution to each participant's account at the end of each quarter with the amount determined as a fixed percentage of the employee's eligible compensation. The percentage is based on the employee's age on the date of original participation in the plan (6.0% for Messrs. Brooks and Wathen, 4.0% for Messrs. Sherbin, and Zeffiro). Contributions vest 100% after five years of eligible employment. Immediate vesting in the Company's contributions occurs upon attainment of retirement age or death.
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
The executive retirement program also provides for an elective deferral compensation feature to supplement the existing executive retirement program. Employees eligible to receive SERP contributions may elect to defer up to 25% of base pay and up to 100% of bonus. This plan design component is intended to encourage the continued employment and diligent service of plan participants.
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
For the fiscal year 2012, the NEOs received the following cash allowances:

•	President and Chief Executive Officer; Chief Financial Officer; General Counsel; President, Packaging Systems - $55,000
•President - Cequent Performance Products - $25,000
The same cash allowance levels will remain in place in 2013 for participating executives, including the NEOs. The Company continues to make executive physical examinations available to its officers.
Change in Control and Severance Based Compensation
The NEOs are covered by the Company's Executive Severance/Change in Control Policy. The Policy requires the Company to make severance payments to a covered executive if his or her employment is terminated under certain circumstances, as described below under “Post-Employment Compensation.” It is important to note that the Policy does not provide for any excise tax gross-ups.
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

Risk Mitigation in our Compensation Practices
The Committee focuses on risk mitigation in the design and implementation of the Company's compensation practices. The Committee seeks to properly balance pay for performance as driving executive compensation, as maximizing shareholder value and mitigation of business risks. A number of the risk mitigation strategies are detailed below:
.

Base Salary Risk Mitigation Factors Fixed Amount. An NEO's base salary does not encourage risk-taking as it is a fixed amount.

Short Term Incentive Compensation Risk Mitigation Factors

Multiple Performance Factors. The short term incentive plan uses multiple performance factors that encourage NEOs to focus on the overall strength of the business rather than a single financial measure.

Award Cap. Short term incentive awards payable to any individual are capped.

Clawback Provision. The Company's clawback policy allows the Company to recapture short term incentive awards from current and former employees in certain situations, including restatement of financial results.

Management Processes. Board and management processes are in place to oversee risk associated with the short term incentive plan, including, but not limited to, monthly and quarterly business performance reviews by management and regular business performance reviews by the Board, Audit Committee and the Company's internal management disclosure committee.

Long-Term Incentive Compensation Risk Mitigation Factors

Stock Ownership Guidelines. The Company has stock ownership requirements consistent with market norms for certain executives, including NEOs.

Retention of Shares. With respect to any certain executive, including NEOs, who has not met the ownership guidelines within the required period, the Committee may require the executive to retain all shares necessary to satisfy the guidelines, less an amount that may be relinquished for the exercise price and taxes.

Anti-Hedging Policy. The Company's anti-hedging policy prohibits the Board of Directors and the Company's executives, including NEOs, from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of the Company's Common Stock, including prepaid variable forward contracts, equity swaps, collars and exchange funds.

Clawback Provision. The Company's clawback policy permits the Committee to recoup or rescind equity awards to executives, including NEOs, under the long term incentive plan under certain situations, including restatement of financial results.

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
The Committee's award of short and long term incentives may require achievement of threshold performance metrics. When included, such metrics are based on a performance goal that was approved by our shareholders under the 2011 Omnibus Incentive Compensation Plan, which governs the incentive awards, and is designed to comply with the "performance-based compensation" exception contained in Section 162(m) of the Internal Revenue Code. The actual amount to be paid to an NEO in respect to such an incentive award would be determined in accordance with the negative discretion of the Committee, based on its assessment of overall performance results.
Likewise, the impact of Section 409A of the Code is taken into account, and the Company's executive plans and programs are designed to comply with, or be exempt from, the requirements of that section so as to avoid possible adverse tax consequences that may result from noncompliance with Section 409A.

Stock Ownership Guidelines for Executives
To further align the interests of executives with those of shareholders, the Committee adopted stock ownership guidelines for certain executives, including the NEOs. The guidelines are expressed as a multiple of base salary, as set forth below:

President and CEO	5x
CFO; General Counsel	3x
Other executives, as determined by the Committee (including the President - Packaging Systems and President - Cequent Performance Products)	2x
As executives have five years to meet these ownership guidelines from the time of adoption by the Committee, the Committee will not evaluate compliance until 2014. New executives designated as participants will have five years from the time they are named to a qualifying position to meet the ownership guidelines. Adherence to these guidelines will be evaluated each year on the last trading day of the year, using the executive's base salary and the value of the executive's holdings and stock price on such day. Once an executive attains the required ownership level, the executive will not be considered noncompliant solely due to subsequent stock price declines.
The following equity holdings count towards satisfaction of the guidelines:

•	Shares owned (or beneficially owned) by the executive, including shares acquired upon exercise of stock options or acquired through any Company employee benefit plans;

•	Time-vesting restricted stock or restricted stock units, whether vested or not; and

•	Vested, in the money stock options.
Prior to attaining sufficient shares to satisfy the guidelines, an executive must hold at least 50% of the shares acquired by him or her upon the:

•	Vesting of restricted stock;

•	Exercise of a stock option;

•	Exercise of a stock appreciation right;

•	Payout of a restricted stock unit in shares; and

•	Payout (in shares) of any other equity award.
in each case reduced first by:

•	any shares of the Company's common stock retained by the Company to satisfy any portion of tax withholding requirements attributable to such events;

•	any shares of the Company's common stock tendered by the executive to pay any portion of the exercise price of a stock option; and

•
if any portion of the taxes due in connection with such events or the exercise price of options are satisfied by the executive remitting cash to the Company or applicable taxing authority or by the Company withholding amounts from the executive's compensation or payments otherwise due, the number of shares of the Company's common stock having a fair market value equal to the amount so remitted or withheld based on the closing price of the Company's common stock on the vesting or exercise date, as applicable.

The Committee has the discretion to consider non-compliance with the guidelines in determining whether or the extent to which future equity awards should be granted and may require all stock attained through Company grants be retained until the guidelines are satisfied.
Anti-Hedging and Short Sale Policies
The Company's anti-hedging policy prohibits directors and certain of the Company's executives, including the NEOs, from purchasing any financial instrument that is designed to hedge or offset any decrease in the market value of the Company's common stock, including prepaid variable forward contracts, equity swaps, collars and exchange funds. The policy also prohibits engaging in short sales related to the Company's common stock.

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
Offer Letters
The terms of Mr. Wathen's employment with the Company are contained in a letter agreement dated January 12, 2009, a copy of which the Company timely filed with the SEC on a Current Report on Form 8-K. In addition to providing for base salary and bonus compensation as discussed elsewhere in this CD&A, the letter agreement provided for the grant to Mr. Wathen of 200,000 stock options upon his initial date of employment with pro-rata annual vesting over three years, consideration for an additional equity grant in 2009, and a one-time bonus of $100,000 to be used by Mr. Wathen for the purchase on the open market, on an after tax basis, of Company common stock (which bonus was paid after Mr. Wathen confirmed his purchase of an additional $100,000 of Company stock during the first available open trading window). The letter agreement also included a provision by which certain restricted stock unit grants would be made to Mr. Wathen if the Company's stock price exceeded specific thresholds for any successive 75 day trading period within the first 36 months of Mr. Wathen's employment (Mr. Wathen received 75,000 restricted stock unit grants pursuant to this provision prior to its expiration on January 12, 2012).
2012 Summary Compensation Table
The following table summarizes the total compensation paid to or earned by the NEOs in 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)(2)(3)(4)(5)	Non-Equity Incentive Plan Compensation ($)(6)(7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(8)	All Other Compensation ($) (9)	Total ($)
David M. Wathen, President	2012	700,000	2,710,800	567,400	—	113,600	4,091,800
(principal executive officer)	2011	695,900	1,353,500	1,166,200	—	134,000	3,349,600
	2010	683,400	886,400	1,443,800	—	130,400	3,144,000

A. Mark Zeffiro	2012	420,400	1,111,400	232,500	—	86,000	1,850,300
Chief Financial Officer	2011	405,000	491,700	441,000	—	92,200	1,429,900
(principal financial officer)	2010	380,000	319,100	526,000	—	87,700	1,312,800

Thomas M. Benson, President,	2012	321,400	347,300	226,400	—	45,600	940,700
Cequent Performance Products	2011	312,200	32,500	129,900	—	45,000	519,600
	2010	303,800	52,100	208,300	—	45,700	609,900

Lynn A. Brooks, President,	2012	448,800	456,400	322,500	28,100	121,500	1,377,300
Packaging Systems	2011	436,500	43,100	172,200	31,500	119,900	803,200
	2010	424,800	98,600	394,200	33,900	118,900	1,070,400

Joshua A. Sherbin	2012	386,800	839,400	141,300	—	91,900	1,459,400
Vice President,	2011	375,600	282,800	282,700	—	90,900	1,032,000
General Counsel	2010	360,000	227,800	310,800	—	89,800	988,400
__________________________________

(1)
All awards in this column relate to restricted stock granted under the 2002 Long Term Equity Incentive Plan, the 2006 Long Term Equity Incentive Plan and the 2011 TriMas Corporation Omnibus Incentive Compensation Plan and are calculated in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Stock Compensation.” This column includes compensation for performance units based on the targeted attainment levels, which represents the probable outcome of the performance condition on the date of grant. Included in this amount is the full value of the 20% of STI amounts earned and required to be paid in restricted stock, with the number of shares determined based on the Company's closing stock price as of March 1st of the following year. See the “Grants of Plan-Based Awards in 2012” table.

(2)
On March 1, 2012, each NEO received time-based restricted stock awards which vest ratably over a three year period. In addition, each NEO received performance-based awards which cliff-vest after three years and are subject to a targeted earnings per share growth rate and cumulative cash flow generated over the performance period. Target compensation for each of the time-based and performance-based awards was $700,000 for Mr. Wathen, $287,000 for Mr. Zeffiro, $79,200 for Mr. Benson, $102,400 for Mr. Brooks and $219,100 for Mr. Sherbin. Attainment of the performance-based awards can vary from zero percent if the lowest milestone is not attained to a maximum of 237.5% of target award.

(3)
On March 1, 2012, each NEO received performance-based Transitional LTI awards, 60% of which vest after one year and 40% of which vest after two years. Attainment of these awards is based on earnings per share for 2012 and 2013. Target compensation for these awards was $1,169,000 for Mr. Wathen, $479,300 for Mr. Zeffiro, $132,300 for Mr. Benson, $171,000 for Mr. Brooks and $365,900 for Mr. Sherbin. Attainment of these awards can vary from zero percent if the lowest milestone is not attained to a maximum of 250% of target award. For the 60% awards that vest on March 1, 2013, the performance criteria were satisfied based on 2012 earnings per share, and each NEO will receive 175% of the target award.

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

(5)
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

(6)
STI payments are made in the year subsequent to which they were earned. Amounts earned under the 2012 STI were approved by the Committee on February 20, 2013. Amount consists of the portion of the award paid in cash. For additional information about STI awards, please refer to the "Grants of Plan-Based Awards in 2012" table.

(7)
For Messrs. Wathen and Zeffiro, 2010 includes a special one-time cash award of $150,000 and $50,000, respectively, granted by the Committee on February 26, 2010 in recognition of their leadership and performance, which was to be used for the purchase on the open market, on an after-tax basis, of Company common stock.

(8)	The benefits of the TriMas Benefit Restoration Plan were frozen as of December 31, 2002. Therefore, the above amounts represent only the change in actuarial present value of that frozen benefit.

(9)
For each of 2010, 2011 and 2012, other compensation for each NEO consists of a perquisite allowance and Company contributions in retirement and 401(k) plans. Specifically, for Messrs. Wathen, Zeffiro, Brooks and Sherbin, each received a perquisite allowance of $55,000 in each of 2012, 2011 and 2010. Mr. Benson received a perquisite allowance of $25,000 in each of 2012, 2011 and 2010. Company contributions into the retirement and 401(k) plans are as follows by NEO: for Mr. Wathen, amounts comprised of $41,200 in 2012, $61,800 in 2011 and $58,400 in 2010 under the TriMas Executive Retirement Program and $17,400 in 2012, $17,200 in 2011 and $17,000 in 2010 under the TriMas Corporation Salaried Retirement Program; for Mr. Zeffiro, $14,800 in 2012, $21,300 in 2011 and $19,300 in 2010 under the TriMas Executive Retirement Program and $16,200 in 2012, $15,900 in 2011 and $13,400 in 2010 under the TriMas Corporation Salaried Retirement Program; for Mr. Benson, amounts comprised of $3,100 in 2012, $2,600 in 2011 and $3,000 in 2010 under the TriMas Executive Retirement Program and $17,500 in 2012, $17,400 in 2011 and $17,700 in 2010 under the TriMas Corporation Salaried Retirement Program; for Mr. Brooks, amounts comprised of $40,400 in 2012, $39,200 in 2011 and $38,100 in 2010 under the TriMas Executive Retirement Program and $26,100 in 2012, $25,700 in 2011 and $25,800 in 2010 under the TriMas Corporation Salaried Retirement Program; for Mr. Sherbin, amounts comprised of $20,700 in 2012, $20,000 in 2011 and $19,000 in 2010 under the TriMas Executive Retirement Program and $16,200 in 2012, $15,900 in 2011 and $15,800 in 2010 under the TriMas Corporation Salaried Retirement Program. See “Compensation Components-Benefit and Retirement Programs.”

Grants of Plan-Based Awards in 2012
The following table provides information about the awards granted to the NEOs in 2012.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Unit Awards ($)
Name	Grant Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)		Closing Price on Grant Date ($/share)
David M. Wathen	STI(1)		137,900	788,000	1,713,900	—	—	—	—	—	—
	Restricted Stock(2)	3/1/2012	—	—	—	—	—	—	11,984	24.33	291,600
	Restricted Stock(3)	3/1/2012	—	—	—	—	—	—	28,772	24.33	700,000
	Performance Stock Unit(4)	3/1/2012	—	—	—	—	28,772	68,334	—	24.33	700,000
	Performance Stock Unit(5)	3/1/2012	—	—	—	—	48,049	120,123	—	24.33	1,169,000

A. Mark Zeffiro	STI(1)		56,500	322,900	702,300	—	—	—	—	—	—
	Restricted Stock(2)	3/1/2012				—	—	—	4,532	24.33	110,300
	Restricted Stock(3)	3/1/2012				—	—	—	11,797	24.33	287,000
	Performance Stock Unit(4)	3/1/2012				—	11,797	28,018	—	24.33	287,000
	Performance Stock Unit(5)	3/1/2012				—	19,701	49,253	—	24.33	479,300

Thomas M. Benson	STI(1)		14,700	163,000	354,500	—	—	—	—	—	—
	Restricted Stock(2)	3/1/2012				—	—	—	1,335	24.33	32,500
	Restricted Stock(3)	3/1/2012				—	—	—	3,256	24.33	79,200
	Performance Stock Unit(4)	3/1/2012				—	3,256	7,733	—	24.33	79,200
	Performance Stock Unit(5)	3/1/2012				—	5,439	13,598	—	24.33	132,300

Lynn A. Brooks	STI(1)		26,600	295,300	642,300	—	—	—	—	—	—
	Restricted Stock(2)	3/1/2012				—	—	—	1,770	24.33	43,100
	Restricted Stock(3)	3/1/2012				—	—	—	4,209	24.33	102,400
	Performance Stock Unit(4)	3/1/2012				—	4,209	9,997	—	24.33	102,400
	Performance Stock Unit(5)	3/1/2012				—	7,030	17,575	—	24.33	171,000

Joshua A. Sherbin	STI(1)		34,400	196,300	427,000	—	—	—
	Restricted Stock(2)	3/1/2012				—	—	—	2,905	24.33	70,700
	Restricted Stock(3)	3/1/2012				—	—	—	9,006	24.33	219,100
	Performance Stock Unit(4)	3/1/2012				—	9,006	21,390	—	24.33	219,100
	Performance Stock Unit(5)	3/1/2012				—	15,040	37,600	—	24.33	365,900
________________________________________

(1)
The amounts above in the Estimated Future Payouts under Non-Equity Incentive Plan Awards column are based on awards pursuant to the STI for each NEO with respect to 2012. While each NEO is required to receive 20% of his award in restricted stock, which vests on the first anniversary of the payment of the cash portion, the above figures include 100% of the threshold, target and maximum awards pursuant to the STI. Upon approval of the total STI award by the Committee, 80% of the award value would be paid in cash while 20% would be awarded in restricted stock based on the Company's then current stock price. The threshold payout is based on the smallest percentage payout of the smallest metric in the NEO's composite target bonus and the target award is a specified dollar figure for each NEO. The maximum estimated possible payout for each participant is equal to maximum attainment for each metric.

(2)
On March 1, 2012, each NEO received a restricted stock award under the 2006 Long Term Equity Incentive Plan related to the 20% of their 2011 STI award that was required to be received in restricted stock. The number of shares was determined based on the Company's closing stock price as of the grant date. The shares vest one year from date of grant. The grant date fair value of these shares was included in the 2011 Stock Awards column of the Summary Compensation Table, as the value was based on 2011 Company performance.

(3)	On March 1, 2012, each NEO received time-based restricted stock awards under the 2006 Long Term Equity Incentive Plan which vest ratably over a three year period.

(4)
On March 1, 2012, each NEO received performance-based awards under the 2006 Long Term Equity Incentive Plan which cliff-vest after three years and are subject to a targeted earnings per share growth rate (75% of value) and cumulative cash flow generated (25% of value) over the performance period. Attainment of these awards can vary from zero percent if the lowest milestone is not attained to a maximum of 237.5% of the target award.

(5)
On March 1, 2012, each NEO received performance-based Transitional LTI awards under the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, 60% of which vest after one year and 40% of which vest after two years. Attainment of these awards is based on earnings per share for 2012 and 2013. Attainment of these awards can vary from zero percent if the lowest milestone is not attained to a maximum of 250% of target award. For the 60% awards that vest on March 1, 2013, the performance criteria were satisfied based on 2012 earnings per share, and each NEO will receive 175% of the target award.

For a detailed description of the programs underlying the awards detailed in the Grants of Plan-Based Awards in 2012 table, please refer to the "Compensation Components" section of the CD&A.

Outstanding Equity Awards at Fiscal Year End for 2012
The following table summarizes the outstanding equity awards to the NEOs as of December 31, 2012:

		Option Awards				Share Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)(2)	Market Value of Shares or Units of Stock that have not Vested $(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(2)(4)(5)	Equity Incentive Plan Awards: Market Value or Payout of Shares, Units or Other Rights that have not Vested $(3)
David M. Wathen	1/13/09	66,667	—	1.38	1/12/2019	—	—	—	—
	3/24/10 (4)	—	—	—	—	8,334	233,400	—	—
	10/21/10 (4)	—	—	—	—	8,334	233,400	—	—
	1/21/11 (4)	—	—	—	—	16,667	466,800	—	—
	2/24/11 (5)	—	—	—	—	—	—	42,000	1,176,400
	3/1/12 (6)	—	—	—	—	11,984	335,700	—	—
	3/1/12 (7)	—	—	—	—	28,772	805,900	28,772	805,900
	3/1/12 (8)	—	—	—	—	—	—	48.049	1,345.9

A. Mark Zeffiro	2/26/10 (9)	—	—	—	—	32.85	920	—	—
	2/24/11 (5)	—	—	—	—	—	—	21,000	588,200
	3/1/12 (6)	—	—	—	—	4,532	126,900	—	—
	3/1/12 (7)	—	—	—	—	11,797	330,400	11,797	330,400
	3/1/12 (8)	—	—	—	—	—	—	19,701	551,800

Thomas M. Benson	10/1/05	33,330	—	23.00	9/30/2015	—	—	—	—
	3/9/09	12,500	—	1.01	3/8/2019	—	—	—	—
	3/1/12 (6)	—	—	—	—	1,335	37,400	—	—
	3/1/12 (7)	—	—	—	—	3,256	91,200	3,256	91,200
	3/1/12 (8)	—	—	—	—	—	—	5,439	152,300

Lynn A. Brooks	3/9/09	22,333	—	1.01	3/8/2019	—	—	—	—
	3/1/12 (6)	—	—	—	—	1,770	49,600	—	—
	3/1/12 (7)	—	—	—	—	4,209	117,900	4,209	117,900
	3/1/12 (8)	—	—	—	—	—	—	7,030	196,900

Joshua A. Sherbin	4/1/05	55,000	—	23.00	3/31/2015	—	—	—	—
	2/26/10 (9)	—	—	—	—	24,640	690,200	—	—
	2/24/11 (5)	—	—	—	—	—	—	11,680	327,200
	3/1/12 (6)	—	—	—	—	2,905	81,400	—	—
	3/1/12 (7)	—	—	—	—	9,006	252,300	9,006	252,300
	3/1/12 (8)	—	—	—	—	—	—	15,040	421,300
________________________________________

(1)	Stock options that have been granted under the 2006 and 2002 Long Term Equity Incentive Plans vested over a period of three to seven years. All stock options are currently vested.

(2)
All awards in this column relate to restricted stock and performance unit grants awarded under the 2006 Long Term Equity Incentive Plan and the 2011 TriMas Corporation Omnibus Incentive Compensation Plan.

(3)	The market value is based on the stock price as of December 31, 2012 ($28.01) multiplied by the number of share or unit awards granted.

(4)
In connection with his joining the Company on January 13, 2009, Mr. Wathen was given the opportunity to earn restricted stock units in the event that the Company's closing stock price for any successive 75 trading day period within 36 months of his start date, exceeded five thresholds: $5.00; $10.00; $15.00; $20.00; and $25.00. For each threshold met, Mr. Wathen would earn 25,000 restricted stock units, up to a maximum of 125,000 should all five thresholds be met within the 36 month period. If earned, the restricted stock units would vest ratably over a three year period from the date of the grant. Mr. Wathen earned 50,000 restricted stock units during 2010, 25,000 on each of March 24, 2010 and October 21, 2010, respectively, and 25,000 on January 21, 2011, as the Company's closing stock price met the requirements for the $5.00, $10.00 and $15.00 thresholds as of those dates. No additional grants were earned prior to the expiry of the 36 month period, which ended on January 13, 2012.

(5)
On February 24, 2011, Messrs. Wathen, Zeffiro and Sherbin were granted three types of restricted stock units: one based on a $2.00 EPS target, one based on a $30 Company stock price target and one based on a $35 Company stock price target. Each of these NEO's received 50% of the restricted stock units for the $2.00 EPS target, and 25% each on the $30 and $35 Company stock price target. Upon achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, 50% of the restricted stock units will vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Upon the Company's stock price closing at or above $30 and $35 per share for 30 consecutive trading days with the last such trading day occurring on or prior to September 30, 2013, 50% of the restricted stock units will vest immediately on the close of the business day on which such trading threshold is satisfied and the remaining 50% will vest in two equal parts on the first and second anniversary of the initial vest date. Vesting for each of the three restricted stock unit awards is dependent on continued employment with the Company as of each vesting date. The Company has not met any of the thresholds for these units to vest as of December 31, 2012.

(6)
On March 1, 2012, each NEO received a restricted stock award related to the 20% of their 2011 STI award that was required to be received in restricted stock. The number of shares was determined based on the Company's closing stock price as of the grant date. The shares vest one year from date of grant.

(7)
On March 1, 2012, each NEO received a restricted stock and a performance stock unit award as a part of the Company's 2012 LTI awards. See the "Grants of Plan-Based Awards in 2012" table for details on the grants, including vesting terms.

(8)
On March 1, 2012, each NEO received a performance stock unit award as a part of the Company's 2012 Transitional LTI awards. See the "Grants of Plan-Based Awards in 2012" table for details on the grants, including vesting terms.

(9)
On February 26, 2010, Messrs. Zeffiro and Sherbin were granted 32,850 and 24,640 restricted stock units, respectively, to better align the recipients' long-term incentive compensation with the market. The restricted stock units vest three years following the date of grant and will be settled in cash based on the closing price as of the vest date. See footnote 5 to the 2012 Summary Compensation Table for more information about these awards.

Option Exercises and Stock Vested in 2012
 The following table provides information on stock options and restricted stock awards that vested in 2012 for our NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
David M. Wathen	—	—	41,286	948,900
A. Mark Zeffiro	30,000	661,600	5,993	145,800
Thomas M. Benson	—	—	2,622	63,800
Lynn A. Brooks	203,760	1,251,900	4,963	120,700
Joshua A. Sherbin	29,167	642,600	3,913	95,200
________________________________________

(1)	Calculated by multiplying the number of shares acquired times the difference between the exercise price and the market price of TriMas Common Stock at the time of exercise.

(2)
Calculated by multiplying the number of shares acquired times the closing price of TriMas' Common Stock on the vesting date (or on the last trading day prior to the vesting date if the vesting date was not a trading day).

Pension Benefits for 2012
The following table summarizes the actuarial present values for the participating NEOs under the Company's Benefit Restoration Plan in 2012.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit(1)
Lynn A. Brooks	TriMas Benefit Restoration Plan	33	$243,400
________________________________________

(1)
The Benefits of the TriMas Benefits Restoration Pension Plan were frozen as of December 31, 2002. Any changes in the present value of the accumulated benefits represent only changes in actuarial assumptions used in calculating the present value of those benefits.

2012 Non-Qualified Deferred Compensation Table
The following table summarizes the activity in the nonqualified retirement plans for the NEOs in 2012:

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
David M. Wathen	—	41,200	18,100	—	208,200
A. Mark Zeffiro	—	14,800	9,500	—	87,500
Thomas M. Benson	—	3,100	1,400	—	14,500
Lynn A. Brooks	63,800	40,400	58,400	—	542,100
Joshua A. Sherbin	—	20,700	19,600	—	155,900
________________________________________

(1)
Represents the Company's contributions to the TriMas Executive Retirement Program. These contributions are included in the column titled “All Other Compensation” in the 2012 Summary Compensation Table.

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
Post-Employment Compensation
The Company maintains an Executive Severance/Change of Control Policy, or the Policy. The Policy applies to certain of the Company's executives, including NEOs. The Policy states that each participating executive shall devote his or her full business time to the performance of his or her duties and responsibilities for the Company. The Policy requires the Company to make severance payments to an executive if his or her employment is terminated under certain circumstances.
If the Company terminates the employment of the President and Chief Executive Officer for any reason other than for cause, disability, or death (each as defined in the Policy), or if the President and Chief Executive Officer terminates his or her employment for good reason (as defined in the Policy), the Company will provide the President and Chief Executive Officer with two years' annual base salary, STI bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over two years), any STI bonus payment that has been declared for the President and Chief Executive Officer but not paid, his or her pro-rated STI bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any time-based vesting equity awards under the 2002 and 2006 Long Term Equity Plan and is a pro rata portion of time-based vesting equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 24 months following the termination date. The President and Chief Executive Officer's termination based compensation is higher than that of other executive officers in the interest of keeping with the Company policy of compensating executive officers at levels that correspond with their levels of responsibility.
If the Company terminates the employment of any other participating executive (excluding the President and Chief Executive Officer) for any reason other than cause, disability, or death, or if the executive terminates his or her employment for good reason, the Company will provide the executive with one year's annual base salary, STI bonus payments equal to one year's bonus at his or her target bonus level in effect on the date of termination (paid in equal installments over one year), any STI bonus payment that has been declared for the executive but not paid, his or her pro-rated STI bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of any time-based vesting equity awards under the 2002 and 2006 Long Term Equity Plans and a pro rata portion of time-based vesting equity awards under all subsequent plans through the termination date, executive level outplacement services for up to 12 months, and continued medical benefits for up to 12 months following the termination date.
In the case of any participating executive's voluntary termination or termination for cause, the Company pays the executive the accrued base salary through termination plus earned, but unused vacation compensation. All other benefits cease as of the termination date. If an executive's employment is terminated due to death, the Company pays the unpaid base salary as of the date of death, accrued but unpaid STI compensation and fully vests all of the executive's outstanding equity awards. Other than continued participation in the Company's medical benefit plan for the executive's dependents for up to 36 months, all other benefits cease as of the date of the executive's death. If an executive is terminated due to becoming disabled, the Company pays the executive earned but unpaid base salary and STI payments and fully vests all of the executive's outstanding equity awards. All other benefits cease as of the date of such termination in accordance with the terms of such benefit plans.
In the case of a qualifying termination of any participating executive's (including the President and Chief Executive Officer) employment within three years of a change of control (as defined below), then, in place of any other severance payments or benefits, the Company will provide the executive with a payment equal to 36 months of his or her base salary rate in effect at the date of termination, an STI bonus payment equal to three years' bonus at his or her target bonus level in effect at the date of termination, any STI bonus payment that has been declared for the executive but not paid, his or her pro-rated STI bonus for the year of termination through the date of termination based on his or her target bonus level, immediate vesting upon the termination date of all unvested and outstanding time-based vesting equity awards, executive level outplacement services for up to 12 months, and continued medical benefits for up to 36 months following the termination date provided that the timing of the foregoing payments will be made in compliance with Code Section 409A.
For purposes of the policy, “Change of Control” is defined as follows:

(1)
the direct or indirect sale, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the Company's properties or assets, to any “person” (as that term is used in Section 13(d)(3) of the Exchange Act) other than Heartland or any of its affiliates;

(2)	the adoption of a plan relating to the liquidation or dissolution of the Company (except as required to conform with Section 409A of the Code);

(3)
the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any “person” (as defined above), other than Heartland or any of its affiliates, or an otherwise defined permitted group, becomes the beneficial owner, directly or indirectly, of more than 50% of the Company's common voting stock, measured by voting power rather than number of shares; or

(4)
the first day on which a majority of the members of the Board of Directors are not Continuing Directors. A “Continuing Director” means any member of the Board who (a) has been a member of the Board of Directors throughout the immediately preceding twelve (12) months, or (b) was nominated for election, or elected to the Board of Directors with the approval of the Continuing Directors who were members of the Board at the time of such nomination or election, or designated as a Director under the Company's Shareholders Agreement.

The Change of Control definition mirrors the definition in the indenture which governed the Company's 9 3/4% senior subordinated notes due 2017, filed as an exhibit to the Report on Form 8-K filed with the SEC on January 15, 2010, which notes were tendered in connection with the Company's refinancing in October 2012.
In addition, the Executive Severance/Change of Control Policy states that in return for these benefits, each executive covered under the Policy must refrain from competing against the Company for a period following termination that corresponds to the duration of any severance payments the executive would be entitled to receive or 24 months if no severance payments are payable.
The Policy may be modified by the Committee at any time, provided that the prior written consent of the executive is required if the modification adversely impacts the executive. Further, the Committee may amend or terminate the Policy at any time upon 12 months' written notice to any adversely affected executive.

Potential Payments Upon Termination or Change in Control as of December 31, 2012
The table below estimates the potential executive benefits and payments due to the President and Chief Executive Officer and other NEOs upon certain terminations of employment or a Change in Control, assuming such events occur on December 31, 2012. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

	Involuntary termination by Company without cause or termination by executive for good reason ($)	Involuntary termination by Company for cause ($)	Qualifying termination in connection with a change of control ($)	Death $(4)	Termination as a result of disability $(5)
David M. Wathen
Cash payments (1)	2,188,000	—	4,464,000	788,000	788,000
Value of restricted stock (2)	2,613,800	—	4,227,000	4,227,000	4,227,000
Value of stock options (3)	—	—	—	—	—
Outplacement services	50,000	—	50,000	—	—
Medical benefits	33,400	—	50,000	50,000	—
Total	4,885,200	—	8,791,000	5,065,000	5,015,000

A. Mark Zeffiro
Cash payments (1)	753,400	—	2,260,200	322,900	322,900
Value of restricted stock (2)	1,620,800	—	2,259,800	2,259,800	2,259,800
Value of stock options (3)	—	—	—	—	—
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	2,420,900	—	4,600,000	2,632,700	2,582,700

Thomas M. Benson
Cash payments (1)	—	—	—	—	—
Value of restricted stock (2)	208,800	—	372,100	372,100	372,100
Value of stock options (3)	—	—	—	—	—
Outplacement services	—	—	—	—	—
Medical benefits	—	—	—	—	—
Total	208,800	—	372,100	372,100	372,100

Lynn A. Brooks
Cash payments (1)	750,100	—	2,250,300	295,300	295,300
Value of restricted stock (2)	271,000	—	482,300	482,300	482,300
Value of stock options (3)	—	—	—	—	—
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	1,067,800	—	2,812,600	827,600	777,600

Joshua A. Sherbin
Cash payments (1)	588,800	—	1,766,400	196,300	196,300
Value of restricted stock (2)	1,211,300	—	1,697,300	1,697,300	1,697,300
Value of stock options (3)	—	—	—	—	—
Outplacement services	30,000	—	30,000	—	—
Medical benefits	16,700	—	50,000	50,000	—
Total	1,846,800	—	3,543,700	1,943,600	1,893,600
_______________________________________

(1)	Comprised of base salary as of December 31, 2012 and STI payments.

(2)
Restricted stock includes time-based and performance-based shares, with the number of performance-based shares considered assuming the target metric would be achieved. Restricted stock is valued at the market price of the Company's common stock of $28.01 at December 31, 2012. Messrs. Wathen, Zeffiro, Benson, Brooks and Sherbin had 93,315, 57,864, 7,453, 9,676 and 43,247 shares, respectively, that would have been vested upon termination as of December 31, 2012, and 150,912, 80,677, 13,286, 17,218 and 60,597 shares, respectively, that would have been vested upon a change of control.

(3)
All stock options held by the NEO's as of December 31, 2012 were exercisable, so no incremental benefit would be earned should one of the above events occur. Messrs. Wathen, Zeffiro, Benson, Brooks and Sherbin had 66,667, 0, 45,830, 22,333 and 55,000 stock options, respectively, as of December 31, 2012.

(4)
With respect to death, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid STI awards, terminate as of the date of the Executive's death. Equity awards become 100% vested upon death. Executive's dependents are eligible to receive reimbursement for the employee portion of COBRA premiums for a period not to exceed thirty-six (36) months after the Executive's date of death.

(5)
With respect to disability, the Policy provides that all obligations of the Company to make any further payments, except for accrued but unpaid salary and accrued but unpaid annual STI awards, terminate on the earlier of (a) six (6) months after the disability related termination or (b) the date Executive receives benefits under the Company's long-term disability program. Equity awards become 100% vested upon the disability termination.

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
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee of the Board of Directors of TriMas Corporation has reviewed and discussed with management this Compensation Discussion and Analysis. Based on this review and discussion, it has recommended to the Board of Directors that this Compensation Discussion and Analysis be included in the 2013 Proxy Statement and in the Annual Report on Form 10-K of TriMas Corporation filed for the fiscal year ended December 31, 2012.

Compensation Committee of the Board of Directors Eugene A. Miller, Chairman Richard M. Gabrys Marshall A. Cohen Samuel Valenti III
DIRECTOR COMPENSATION
The Compensation Committee is responsible for reviewing director compensation and making recommendations to the Board with respect to that compensation, as appropriate. The Compensation Committee and Board believe that directors should receive a mix of cash and equity over their tenure. The combination of cash and equity compensation is intended to provide incentives for directors to continue to serve on the Board and to attract new directors with outstanding qualifications. Directors who are not independent do not receive any compensation for serving on the Board or any committees thereof. Directors may make an annual election to defer receipt of Board compensation, provided the election is made prior to the fiscal year in which the deferral is effective.
Annual Cash Retainer and Meeting Fees. In 2012, each independent director received an annual cash retainer of $100,000 and a meeting fee of $1,000 for each Board or committee meeting attended. The chairman of the Board and of each of the Audit, Compensation and Corporate Governance and Nominating Committees received an additional annual cash retainer in the amounts of $125,000, $15,000, $10,000 and $5,000, respectively.
Two of the four independent directors elected to defer receipt of all or part of their Board compensation in each of 2012 and 2013.
Equity Compensation. As part of the independent directors' annual compensation package, the Board also approved, on August 5, 2011, the issuance of annual grants on each March 1st, commencing in 2012, to each of the independent directors of restricted shares with a grant date fair market value of $100,000, with each grant subject to the director's continued service on the Board for a one-year vesting period.
Director Stock Ownership. We have established stock ownership guidelines for independent directors to more closely tie their interests to those of shareholders. Under these guidelines, all directors are required to own, within five years after initial election to the Board, shares of Company stock having a value equal to three times their annual cash retainer. Common stock, time-based restricted stock and vested in the money options held by an independent director are counted toward fulfillment of this ownership requirement. As of the first measurement date on December 31, 2012, each of the independent directors complied with the stock ownership guidelines.
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

Director Compensation Table

Name	2012 Fees Earned or Paid in Cash ($)	2012 Stock Awards ($)(3)	Total ($)
Samuel Valenti III (4)	243,000	100,000	343,000
David M. Wathen (1)	—	—	—
Marshall A. Cohen (2)(4)	123,000	100,000	223,000
Richard M. Gabrys (4)	133,000	100,000	233,000
Eugene A. Miller (2)(4)	127,000	100,000	227,000
Daniel P. Tredwell (1)(4)	—	—	—
________________________________________

(1)
Messrs. Tredwell and Wathen did not receive any compensation for their services as directors. Beginning in 2013, Mr. Tredwell will receive an annual cash retainer of $100,000, a $1,000 meeting fee for each Board meeting attended and a grant of restricted shares with a grant date fair market value of $100,000, subject to Mr. Tredwell's continued service on the Board for a one-year period.

(2)	Messrs. Cohen and Miller elected to defer 100% and 50%, respectively, of their 2012 fees earned as permitted under the 2006 Long Term Equity Incentive Plan.

(3)
Messrs. Valenti, Cohen, Gabrys and Miller each received 4,110 restricted stock awards effective on March 1, 2012. These awards were granted under the Company's 2006 Long Term Equity Incentive Plan and vest one year from date of grant so long as their director status does not terminate prior to the vesting date.

(4)
The table below sets forth as to each non-management director the aggregate number of stock options and restricted stock awards outstanding as of December 31, 2012. All of the stock options set forth in the table are fully vested.

Name	Stock Options	Stock Awards
Samuel Valenti III	200,000	4,110
Marshall A. Cohen	26,000	4,110
Richard M. Gabrys	25,000	4,110
Eugene A. Miller	26,000	4,110
Daniel P. Tredwell	—	—

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of the Company's common stock as of December 31, 2012 by:

•	each person known by us to beneficially own more than 5% of the Company's common stock;

•	each of the Company's Directors and Director nominees;

•	each of the Named Executive Officers; and

•	all of the Company's Directors and Named Executive Officers as a group.
The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares, (i) voting power, which includes the power to vote or to direct the voting of the security, (ii) investment power, which includes the power to dispose of or to direct the disposition of the security, or (iii) rights to acquire voting stock that are currently exercisable or will become exercisable within 60 days of December 31, 2012. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned. As of December 31, 2012, the Company had 39,375,790 shares outstanding and 766,028 shares that are deemed "beneficially owned" under the SEC rules described above.

	Shares Beneficially Owned
Name and Beneficial Owner	Number	Percentage
William Blair & Company, L.L.C.	4,091,640	10.2%
222 West Adams Street, Chicago, IL 60606
Heartland Industrial Associates, L.L.C.(1)(2)	3,904,972	9.7%
177 Broad Street, Stamford, CT 06901
FMR LLC(3)	2,821,221	7.0%
82 Devonshire Street, Boston, Massachusetts 02109
The Vanguard Group(4)	2,108,847	5.3%
100 Vanguard Blvd, Malvern, PA 19355
Thomas M. Benson(5)(7)	74,596	—%
Lynn A. Brooks(5)(7)	102,180	—%
Marshall A. Cohen(5)(7)	30,848	—%
Richard M. Gabrys(5)(7)	31,848	—%
Eugene A. Miller(5)(7)	50,660	—%
Joshua A. Sherbin(5)(7)	117,012	—%
Daniel P. Tredwell(2)	3,904,972	9.7%
Samuel Valenti III(5)(6)(7)	213,958	—%
David M. Wathen(5)(7)	476,036	1.2%
A. Mark Zeffiro(5)(7)	73,067	—%
All NEOs and directors as a group (10 persons)(2)(5)(6)(7)	5,075,177	12.6%
________________________________________

(1)
These shares of common stock are beneficially owned indirectly by Heartland Industrial Associates, L.L.C. as the general partner of each of the limited partnerships, which hold shares of common stock directly. These limited liability companies and limited partnership hold shared voting power and shared dispositive power with respect to the shares of common stock listed herein as follows: 1,371,342 shares are held by TriMas Investment Fund I, L.L.C. ("TIF I"); 2,243,827 shares are held by Metaldyne Investment Fund I, L.L.C. ("MIF I"); 232,092 shares are held by HIP Side-by-Side Partners, L.P.; 24,759 shares are held by TriMas Investment Fund II, L.L.C.; and 32,952 shares are held by Metaldyne Investment Fund II, L.L.C. In addition, by reason of the Shareholders Agreement summarized under "Transactions with Related Persons—Shareholders Agreement," Heartland Industrial Associates, L.L.C., and Heartland Industrial Partners, L.P., as the managing member of TIF I, MIF I, may be deemed to share beneficial ownership of shares of common stock held by other shareholders party to the Shareholders Agreement and may be considered to be a member of a "group," as such term is used under Section 13(d) under the Exchange Act.

(2)
All shares are beneficially owned as disclosed in footnote (1). Mr. Tredwell is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. The business address for Mr. Tredwell is 177 Broad Street, Stamford, CT 06901.

(3)
Information contained in the columns above and this footnote is based on a report on Schedule 13G/A filed with the SEC on February 14, 2013 by FMR LLC. As of December 31, 2012, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, had sole voting power with respect to 626,145 shares of Voting Stock and sole dispositive power with respect to 2,821,221 shares of Voting Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Pyramis Global Advisors Trust Company, is an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 (the “Act”), is the beneficial owner of 553,714 shares of Voting Stock, as a result of its serving as investment manager of institutional accounts owning such shares. FIL Limited (“FIL”), a qualified institution under section 240.13d-1(b)(1)(ii), is the beneficial owner of 71,600 shares of Voting Stock. The principal place of business for FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)
The Vanguard Group, Inc. ("Vanguard Group") holds sole voting power with respect to 42,861 shares of common stock, sole dispositive power with respect to 2,067,986 shares of common stock and shared dispositive power with respect to 40,861 shares of common stock. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard Group, is the beneficial owner of 40,861 shares of Voting Stock as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard Group, is the beneficial owner of 2,000 shares of Voting Stock as a result of its serving as investment manager of Australia investment offerings.

(5)
For Messrs. Benson, Brooks, Cohen, Gabrys, Miller, Sherbin, Valenti and Wathen, the number set forth in the table includes options to purchase 45,830, 22,333, 26,000, 25,000, 26,000, 55,000, 200,000 and 66,667 shares, respectively, granted under the Company's 2002 and 2006 Long Term Equity Incentive Plans, that are currently exercisable; for Mr. Wathen, the number set forth in the table includes 8,333 restricted stock units awarded under the 2006 Long Term Equity Incentive Plan as earned in his employment agreement; for Messrs. Benson, Brooks, Sherbin, Wathen and Zeffiro, the number set forth in the table includes 3,264, 4,218, 9,022, 28,829 and 11,821 performance stock units awarded under the 2011 Omnibus Incentive Compensation Plan as part of the 2012 Transitional LTI awards; and for Messrs. Benson, Brooks, Cohen, Gabrys, Miller, Sherbin, Valenti, Wathen and Zeffiro, the number set forth in the table includes 4,591, 5,979, 4,110, 4,110, 4,110, 11,911, 4,110, 40,756 and 16,329 restricted shares of common stock, respectively, awarded under the 2006 Long Term Equity Incentive Plan and 2011 Omnibus Equity Incentive Compensation Plan.

(6)	Entities affiliated with Mr. Valenti are members of Heartland Additional Commitment Fund, LLC which is a limited partner of Heartland.

(7)
Except for Mr. Wathen, each director and named executive officer owns less than one percent of the outstanding shares of the Company's common stock and securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	675,665	$15.52	1,110,158
Equity compensation plans not approved by security holders	—	—	—
________________________________________

(1)
As of December 31, 2012, includes 478,023 shares available for future issuance under the 2006 Long Term Equity Incentive Plan and 632,135 shares available for future issuance under the 2011 Omnibus Incentive Compensation Plan. Number of shares available for future issuance assumes target achievement for all existing performance-based awards.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Policy for Review, Approval or Ratification of Transactions with Related Parties
Pursuant to its written charter, the Audit Committee is responsible for reviewing reports and disclosures of insider and affiliated party transactions and monitoring compliance with the Company's written Code of Conduct, which requires employees to disclose in writing any outside activities, financial interests, relationships or other situations that do or may involve a conflict of interest or that present the appearance of impropriety.
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
In addition, the Company's credit facility contains covenants that restrict the Company's ability to engage in transactions that are at prices and on terms and conditions not less favorable to the Company than could be obtained at an arm's-length basis from unrelated parties. Such covenants influence the Company's policy for review, approval and ratification of transactions with related parties.
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
Shareholders Agreement
Heartland and other investors are parties to a shareholders agreement regarding their ownership of the Company's common stock (the “Shareholders Agreement”). The Shareholders Agreement provides Heartland and the other parties to it with certain registration rights under the Securities Act of 1933, as amended. There are no arrangements or understandings between any of the Company's directors on the one hand and Heartland on the other hand pursuant to which a director was selected.
Advisory Services Agreement
The Company and Heartland are party to an advisory services agreement, pursuant to which Heartland is reimbursed for certain of its expenses and may continue to earn a fee not to exceed 1.0% of the transaction value for services provided in connection with certain future financings, acquisitions and divestitures by the Company, in each case subject to the approval of the disinterested members of the Company's Board of Directors. Heartland did not charge the Company any fees related to transaction services in 2011 or 2012.
Management Rights Agreement
The Company has entered into an agreement with Heartland granting certain rights to consult with management and receive information about the Company and to consult with the Company on significant matters so long as Heartland continues to own any of the Company's securities. Heartland has the right to attend Board meetings as an observer even if they no longer have the right to designate one or more members of the Board. Heartland must maintain the confidentiality of any material non-public information it receives in connection with the foregoing rights. Heartland will not be paid any fees or receive any compensation or expense reimbursement pursuant to this agreement.

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
Director Independence
The Company's Board has determined, after considering all of the relevant facts and circumstances, that Messrs. Cohen, Gabrys, Miller and Valenti are “independent” from management in accordance with the NASDAQ listing standards and the Company's Corporate Governance Guidelines. To be considered independent, the Board must determine that a director does not have any direct or indirect material relationships with the Company and must meet the criteria for independence set forth in the Company's Corporate Governance Guidelines.
Item 14.    Principal Accountant Fees and Services
Fees Paid to Independent Auditor
The following table presents fees billed by KPMG for professional audit services rendered related to the audits of the Company's annual financial statements for the years ended December 31, 2012, 2011 and 2010, and fees for other services rendered by KPMG during those periods.

	2012 ($)	2011 ($)	2010 ($)
Audit Fees	1,581,000	1,733,000	1,614,500
Audit-related Fees	405,000	324,000	304,100
Tax Fees	21,000	46,000	20,200
All Other Fees	—	—	—
Total	2,007,000	2,103,000	1,938,800
Audit and Audit-Related Fees
Integrated audit fees billed for services rendered in connection with the audit of the Company's annual financial statements and the effectiveness of the Company's financial controls over financial reporting were $1.6 million for 2012, $1.7 million for 2011 and $1.6 million for 2010. In 2012, 2011 and 2010, audit-related fees of $0.4 million, $0.3 million and $0.3 million, respectively, were incurred primarily related to comfort letter procedures performed in connection with the Company's registration statements and related to due diligence procedures performed on potential Company acquisition targets.
Tax Fees
Except for the amounts disclosed above, there were no tax fees billed by KPMG during 2012, 2011 and 2010, as the Company has retained another firm to provide tax advice.
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

On an ongoing basis, management communicates specific projects and categories of service for which the advance approval of the Audit Committee is requested. The Audit Committee reviews these requests and advises management if the committee approves the engagement of the independent registered public accounting firm. No services are undertaken which are not pre-approved. On a periodic basis, management reports to the Audit Committee regarding the actual spending for such projects and services compared to the approved amounts. All of the services provided by our independent auditor in 2012, 2011 and 2010, including services related to audit, audit-related fees, tax fees and all other fees described above, were approved by the Audit Committee under its pre-approval policies.
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

(2)	KPMG and the Company will enter into engagement letters authorizing the specific audit-related services or non-audit services and setting forth the cost of such services;

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2012 and December 31, 2011, and for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, consist of the following:
Balance Sheet
Statement of Income
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits
See the Exhibits Index at the end of this Report, which is incorporated by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

		BY:	/s/ DAVID M. WATHEN
DATE:	February 26, 2013		Name: David M. Wathen Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN	President and Chief Executive Officer	February 26, 2013
David M. Wathen	(Principal Executive Officer) and Director

/s/ A. MARK ZEFFIRO	Chief Financial Officer	February 26, 2013
A. Mark Zeffiro	(Principal Financial Officer)

/s/ PAUL A. SWART	Controller & Chief Accounting Officer	February 26, 2013
Paul A. Swart	(Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	February 26, 2013
Samuel Valenti III

/s/ MARSHALL A. COHEN	Director	February 26, 2013
Marshall A. Cohen

/s/ RICHARD M. GABRYS	Director	February 26, 2013
Richard M. Gabrys

/s/ EUGENE A. MILLER	Director	February 26, 2013
Eugene A. Miller

/s/ DANIEL P. TREDWELL	Director	February 26, 2013
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2012, 2011 AND 2010

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2012	$3,780,000	$250,000	$350,000	$700,000	$3,680,000
Year ended December 31, 2011	$4,440,000	$340,000	$230,000	$1,230,000	$3,780,000
Year ended December 31, 2010	$5,560,000	$730,000	$(230,000)	$1,620,000	$4,440,000
________________________________________

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

2.1(z)	Purchase Agreement dated as of February 24, 2012, among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian and Arminak & Associates, LLC.
3.1(g)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(q)	Second Amended and Restated By‑laws of TriMas Corporation.
4.1(m)
Indenture relating to the 9 ¾ % senior secured notes dated as of December 29, 2009, among TriMas Corporation, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.2(ab)	First Supplemental Indenture dated as of October 5, 2012.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(a)	Amended and Restated Shareholders Agreement dated as of July 19, 2002, among TriMas Corporation and Metaldyne Corporation.
10.3(e)	Amendment No. 1 to Amended and Restated Shareholders Agreement dated as of August 31, 2006.
10.4(t)
Credit Agreement dated as of June 21, 2011, among TriMas Corporation, TriMas Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent and J.P. Morgan Securities LLC., as Sole Lead Arranger and Sole Bookrunner.

10.5(w)
Incremental Facility Agreement dated as of November 23, 2011, among TriMas Company LLC, TriMas Corporation, JPMorgan Chase Bank N.A., as Administrative Agent, Wells Fargo Bank, N.A. and the other Loan Parties thereto.

10.6(x)	Amendment dated January 13, 2012 to the Credit Agreement dated as of June 21, 2011.
10.7(ac)
Amended and Restated Credit Agreement dated as of October 11, 2012, among TriMas Corporation, TriMas Company LLC, the Subsidiary Term Borrowers named therein, the Foreign Subsidiary Borrowers named therein, the Lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, and Keybank Association, RBS Citizens, N.A., and Wells Fargo Bank, N.A., as Documentation Agents.

10.8(m)	Amended and Restated Receivables Purchase Agreement dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.9(u)	Amendment No. 1 dated as of September 15, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.10(aa)	Amendment No. 2 dated as of December 21, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.11(aa)	Amendment No. 3 dated as of June 29, 2012 to the Amended and Restated Receivables Purchase Agreement.
10.12(u)
Amended and Restated Receivables Transfer Agreement dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.13(aa)	Amendment No. 1 dated as of June 29, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.14(ad)	Amendment No. 2 dated as of December 17, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.15(ad)
Amended and Restated Fee Letter dated as of December 17, 2012, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, N.A., as Purchaser, LC Issuer and Administrative Agent.

10.16(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.17(i)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.18(i)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.19(i)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.20(i)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*

10.21(b)	Asset Purchase Agreement dated as of May 9, 2003, among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (including Exhibit A - Form of Sublease Agreement).
10.22(c)	2003 Form of Stock Option Agreement.*
10.23(d)	Form of Indemnification Agreement.*
10.24(e)	Amendment No. 1 to Stock Purchase Agreement dated as of August 31, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.25(h)	Amendment No. 2 to Stock Purchase Agreement dated as of November 27, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.26(e)	Advisory Agreement, dated June 6, 2002 between Heartland Industrial Partners, L.P. and TriMas Corporation.
10.27(f)	First Amendment to Advisory Agreement dated as of November 1, 2006, between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.28(f)	Second Amendment to Advisory Agreement dated as of November 1, 2006, between Heartland Industrial Group, L.L.C. and TriMas Corporation.
10.29(f)	Management Rights Agreement.
10.30(l)	Executive Severance / Change of Control Policy.*
10.31(p)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.*
10.32(j)	Offer Letter from TriMas Corporation to David M. Wathen dated as of January 12, 2009.*
10.33(k)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.34(l)	Flexible Cash Allowance Policy.*
10.35(n)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Additional Grant.*
10.36(n)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 162(m) Conversion Grant.*
10.37(n)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Stock Agreement - 2009 Conversion and Additional Grants.*
10.38(o)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.39(o)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement.*
10.40(o)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement.*
10.41(r)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement - 2011 Grant.*
10.42(r)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2011 Award.*
10.43(r)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement - 2011 Award.*
10.44(s)	2011 TriMas Corporation Omnibus Incentive Compensation Plan.*
10.45(v)	Summary of Compensation for the Board of Directors of TriMas Corporation, effective August 5, 2011.*
10.46(v)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - Board of Directors.*
10.47(y)	Form of Performance Unit Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.48(y)	Form of Performance Unit Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.49(y)	Form of Performance Stock Unit Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.50(y)	Form of Restricted Share Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.51(y)	Form of Restricted Stock Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.52(y)	Form of Restricted Stock Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.53(y)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2002 Long Term Equity Incentive Plan.*
10.54(y)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2006 Long Term Equity Incentive Plan.*
10.55(y)	Form of Performance Stock Unit Agreement - 2012 Transitional LTI - under the 2011 Omnibus Incentive Compensation Plan.*

10.56(z)
Second Amended and Restated Limited Liability Company Agreement of Arminak & Associates, LLC dated as of February 24, 2012, among Arminak & Associates, LLC, HRA Holding Corporation, NC Holding, LLC and Rieke-Arminak Corp.

10.57(ae)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.*
10.58(ae)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2006 Long Term Equity Incentive Plan.*
10.59(ae)	Form of Performance Stock Unit Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.60(ae)	Form of Performance Unit Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.61(ae)	Form of Restricted Stock Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.62(ae)	Form of Restricted Stock Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.63(ae)	Form of Restricted Stock Agreement - 2013 LTI (Board of Directors) - under the 2006 Long Term Equity Incentive Plan.*
21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4, filed June 9, 2003 (File No. 333-105950).
(c)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 12, 2003 (File No. 333-100351).
(d)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A, filed on June 29, 2004 (File No. 333-113917).
(e)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1, filed on September 19, 2006 (File No. 333-136263).
(f)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1, filed on January 18, 2007 (File No. 333-136263).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q, filed on August 3, 2007 (File No. 333-100351).
(h)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).
(i)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(j)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 14, 2009 (File No. 001-10716).

(k)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(m)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(n)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on March 4, 2010 (File No. 001-10716).
(o)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).
(p)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(q)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on June 24, 2011 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on September 21, 2011 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on October 27, 2011 (File No. 001-10716).
(w)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on November 30, 2011 (File No. 001-10716).
(x)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 19, 2012 (File No. 001-10716).
(y)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 22, 2012 (File No. 001-10716).
(z)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 28, 2012 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 30, 2012 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 11, 2012 (File No. 001-10716).
(ac)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 16, 2012 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 20, 2012 (File No. 001-10716).
(ae)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 25, 2013 (File No. 001-10716).

II-4