Form 10-Q
period 2013-03-31
TRIMAS CORP
filed 2013-04-25
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 19, 2013, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 39,695,306 shares.

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
You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other condition, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$21,260	$20,580
Receivables, net of reserves of approximately $4.0 million and $3.7 million as of March 31, 2013 and December 31, 2012, respectively	193,160	150,390
Inventories	247,880	238,020
Deferred income taxes	18,270	18,270
Prepaid expenses and other current assets	13,680	10,530
Total current assets	494,250	437,790
Property and equipment, net	194,620	185,030
Goodwill	284,380	270,940
Other intangibles, net	210,970	206,160
Other assets	36,400	31,040
Total assets	$1,220,620	$1,130,960
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$22,530	$14,370
Accounts payable	147,500	158,410
Accrued liabilities	70,340	74,420
Total current liabilities	240,370	247,200
Long-term debt	483,700	408,070
Deferred income taxes	63,150	60,370
Other long-term liabilities	90,570	84,960
Total liabilities	877,790	800,600
Redeemable noncontrolling interests	27,090	26,780
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 39,695,306 shares at March 31, 2013 and 39,375,790 shares at December 31, 2012	400	390
Paid-in capital	635,030	634,800
Accumulated deficit	(357,690)	(370,870)
Accumulated other comprehensive income	38,000	39,260
Total shareholders' equity	315,740	303,580
Total liabilities and shareholders' equity	$1,220,620	$1,130,960

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2013	2012
Net sales	$337,780	$297,570
Cost of sales	(254,380)	(218,660)
Gross profit	83,400	78,910
Selling, general and administrative expenses	(59,650)	(50,470)
Net gain (loss) on dispositions of property and equipment	(10)	300
Operating profit	23,740	28,740
Other expense, net:
Interest expense	(5,210)	(10,670)
Other income (expense), net	(2,230)	(1,640)
Other expense, net	(7,440)	(12,310)
Income before income tax expense	16,300	16,430
Income tax expense	(2,260)	(4,180)
Net Income	14,040	12,250
Less: Net income (loss) attributable to noncontrolling interests	860	(240)
Net income attributable to TriMas Corporation	$13,180	$12,490
Basic earnings per share attributable to TriMas Corporation:
Net income per share	$0.34	$0.36
Weighted average common shares—basic	39,234,780	34,592,267
Diluted earnings per share attributable to TriMas Corporation:
Net income per share	$0.33	$0.36
Weighted average common shares—diluted	39,790,524	35,027,899

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2013	2012
Net income	$14,040	$12,250
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million for each of the three months ended March 31, 2013 and 2012) (Note 14)	200	120
Foreign currency translation	(2,140)	4,510
Net changes in unrealized loss on derivative instruments (net of tax of $0.4 million and $0.3 million for the three months ended March 31, 2013 and 2012, respectively) (Note 9)	680	(410)
Total other comprehensive income (loss)	(1,260)	4,220
Total comprehensive income	12,780	16,470
Less: Net income (loss) attributable to noncontrolling interests	860	(240)
Total comprehensive income attributable to TriMas Corporation	$11,920	$16,710

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$14,040	$12,250
Adjustments to reconcile net income to net cash used for operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	10	(300)
Depreciation	7,050	6,450
Amortization of intangible assets	5,080	4,200
Amortization of debt issue costs	440	910
Deferred income taxes	(1,640)	670
Non-cash compensation expense	2,680	1,410
Excess tax benefits from stock based compensation	(910)	(1,770)
Increase in receivables	(38,280)	(33,260)
Increase in inventories	(3,690)	(15,040)
Increase in prepaid expenses and other assets	(3,560)	(1,000)
Decrease in accounts payable and accrued liabilities	(18,710)	(15,550)
Other, net	(440)	1,630
Net cash used for operating activities, net of acquisition impact	(37,930)	(39,400)
Cash Flows from Investing Activities:
Capital expenditures	(13,950)	(11,370)
Acquisition of businesses, net of cash acquired	(28,230)	(59,190)
Net proceeds from disposition of assets	520	320
Net cash used for investing activities	(41,660)	(70,240)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	54,110	36,420
Repayments of borrowings on term loan facilities	(48,840)	(31,010)
Proceeds from borrowings on revolving credit and accounts receivable facilities	268,800	180,000
Repayments of borrowings on revolving credit and accounts receivable facilities	(190,800)	(156,000)
Distributions to noncontrolling interests	(550)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(3,530)	(990)
Proceeds from exercise of stock options	170	5,490
Excess tax benefits from stock based compensation	910	1,770
Net cash provided by financing activities	80,270	35,680
Cash and Cash Equivalents:
Increase (decrease) for the period	680	(73,960)
At beginning of period	20,580	88,920
At end of period	$21,260	$14,960
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,900	$3,080
Cash paid for taxes	$7,280	$8,050

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2013
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
Net income attributable to TriMas Corporation	—	—	13,180	—	13,180
Other comprehensive loss	—	—	—	(1,260)	(1,260)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(3,530)	—	—	(3,530)
Stock option exercises and restricted stock vestings	10	170	—	—	180
Excess tax benefits from stock based compensation	—	910	—	—	910
Non-cash compensation expense	—	2,680	—	—	2,680
Balances, March 31, 2013	$400	$635,030	$(357,690)	$38,000	$315,740

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2012 Annual Report on Form 10-K.
2. Goshen Facility Closure
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production currently in Goshen to lower-cost manufacturing facilities during 2013, and recorded a charge, primarily for severance benefits, of approximately $1.2 million related to the termination of approximately 70 salaried employees that were involuntarily terminated. In the first quarter of 2013, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded a charge, primarily related to severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, for approximately $3.8 million, which is included in cost of sales in the accompanying consolidated statement of income. As of March 31, 2013, the Company had paid approximately $0.2 million of the total hourly and salaried severance benefits, with the remainder to be paid by the end of 2013.
In addition, the Company expects to record approximately $1.6 million of accelerated depreciation expense between the facility closure announcement date and the closure date as a result of shortening the expected useful lives on certain machinery, equipment and leasehold improvement assets that the Company no longer will utilize following the facility closure. The Company recorded approximately $0.3 million of such accelerated depreciation expense in the first quarter of 2013.
The Company's manufacturing facility in Goshen is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease-use date of the facility.
3. Acquisitions
During the first quarter of 2013, the Company completed acquisitions for an aggregate amount of approximately $29 million, net of cash acquired. Of these acquisitions, the most significant included Martinic Engineering, Inc. ("Martinic") within the Company's Aerospace and Defense reportable segment and Wulfrun Specialised Fasteners Limited ("Wulfrun") within the Company's Energy reportable segment. Martinic is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the twelve months ended December 31, 2012. Wulfrun is a manufacturer and distributor of specialty bolting and CNC machined components for use in critical oil and gas, pipeline and power generation applications located in the United Kingdom and generated approximately $10 million in revenue for the twelve months ended December 31, 2012. While the Company has recorded preliminary purchase accounting adjustments for these acquisitions, the Company may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Arminak & Associates
During the first quarter of 2012, the Company acquired 70% of the membership interests of Arminak & Associates, LLC ("Arminak") for the purchase price of approximately $67.7 million. Arminak is included in the Company's Packaging reportable segment.
The purchase agreement provides the Company an option to purchase, and Arminak's previous owners an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of future earnings, as defined in the purchase agreement. The put and call options become exercisable during the first quarters of 2014, 2015 and 2016.
The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which is classified outside of permanent equity on the accompanying consolidated balance sheet. In order to estimate the fair value of the redeemable noncontrolling interest in Arminak, the Company utilized the Monte Carlo valuation method, using variations of estimated future discounted cash flows given certain significant assumptions including expected revenue growth, minimum and maximum estimated levels of gross profit margin, future expected cash flows, amounts transferred during each put and call exercise period and appropriate discount rates. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement in the fair value hierarchy, as defined. The Company recorded the redeemable noncontrolling interest at fair value at the date of acquisition.
At March 31, 2013, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value. Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Three months ended March 31, 2013
(dollars in thousands)
Beginning balance, December 31, 2012	$26,780
Distributions to noncontrolling interests	(550)
Net income attributable to noncontrolling interests	860
Ending balance, March 31, 2013	$27,090
The Company previously presented pro forma net sales and net income attributable to TriMas Corporation as if the business combination occurred as of January 1, 2011. Certain nonrecurring adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory were included in the first quarter 2011 pro forma results thereof. Pro forma net sales and net income attributable to TriMas Corporation for the three months ended March 31, 2012 were $305.6 million and $14.5 million, respectively. The supplemental pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that might have been achieved.
Total acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third-party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $1.0 million was incurred during the first quarter of 2012. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent Asia Pacific	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Goodwill from acquisitions	—	6,720	8,420	—	—	—	15,140
Foreign currency translation	(1,790)	50	—	—	—	40	(1,700)
Balance, March 31, 2013	$157,190	$70,980	$49,550	$3,180	$—	$3,480	$284,380
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2013 and December 31, 2012 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2013		As of December 31, 2012
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$93,500	$(31,910)	$85,740	$(30,080)
Customer relationships, 15 – 25 years	154,610	(88,020)	154,610	(85,960)
Total customer relationships	248,110	(119,930)	240,350	(116,040)
Technology and other, 1 – 15 years	37,860	(26,950)	37,130	(26,320)
Technology and other, 17 – 30 years	43,840	(23,630)	43,800	(23,070)
Total technology and other	81,700	(50,580)	80,930	(49,390)
Indefinite-lived intangible assets:
Trademark/Trade names	51,670	—	50,310	—
Total other intangible assets	$381,480	$(170,510)	$371,590	$(165,430)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Technology and other, included in cost of sales	$1,210	$1,070
Customer relationships, included in selling, general and administrative expenses	3,870	3,130
Total amortization expense	$5,080	$4,200

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

6. Inventories
Inventories consist of the following components:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Finished goods	$164,010	$159,550
Work in process	30,980	29,270
Raw materials	52,890	49,200
Total inventories	$247,880	$238,020
7. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Land and land improvements	$6,360	$6,410
Buildings	60,120	59,610
Machinery and equipment	346,810	332,040
	413,290	398,060
Less: Accumulated depreciation	218,670	213,030
Property and equipment, net	$194,620	$185,030
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,060	$5,640
Depreciation expense, included in selling, general and administrative expense	990	810
Total depreciation expense	$7,050	$6,450
8. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(dollars in thousands)
U.S. bank debt and receivables facilities	$495,030	$417,500
Non-U.S. bank debt and other	11,200	4,940
	506,230	422,440
Less: Current maturities, long-term debt	22,530	14,370
Long-term debt	$483,700	$408,070

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

U.S. Bank Debt
The Company is a party to a credit agreement (the "Credit Agreement") consisting of a $250.0 million senior secured revolving credit facility, which matures in October 2017 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 2.00%, a $200.0 million senior secured term loan A facility, which matures in October 2017 and is subject to interest at LIBOR plus 2.00% and a $200.0 million senior secured term loan B facility, which matures in October 2019 and is subject to interest at LIBOR plus 2.75% (subject to a 1.00% LIBOR floor).
The Credit Agreement provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00, as defined. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
Under the Credit Agreement, if, on or prior to October 11, 2013, the Company prepays all or any portion of the term loan B facility using a new term loan facility with lower interest rate margins, then the Company will be required to pay a premium equal to 1% of the aggregate principal amount prepaid. In addition, beginning with the fiscal year ended December 31, 2013 (payable in 2014), the Company may be required to prepay a portion of its term loan A and term loan B facilities in an amount equal to a percentage of the Company's excess cash flow, as defined, which such percentage will be based on the Company's leverage ratio, as defined. For 2012, the Company prepaid $5.0 million of its former term loan B facility under the excess cash flow provision of the previous credit agreement.
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2013 and December 31, 2012, the Company had letters of credit of approximately $23.6 million and $23.3 million, respectively, issued and outstanding.
At March 31, 2013, the Company had $30.0 million outstanding under its revolving credit facilities and had $196.4 million potentially available after giving effect to approximately $23.6 million of letters of credit issued and outstanding. At December 31, 2012, the Company had no amounts outstanding under its revolving credit facilities and had $226.7 million, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $156.1 million and $230.5 million at March 31, 2013 and December 31, 2012, respectively, of borrowing capacity available to it for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. The terms of the Credit Agreement contain certain limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The terms of the Credit Agreement require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). The Company was in compliance with its covenants at March 31, 2013.
As of March 31, 2013 and December 31, 2012, the Company's term loan A facility traded at approximately 99.5% and 99.3% of par value, respectively, and the Company's term loan B facility traded at approximately 100.0% and 99.9% of par value, respectively. The valuations of the term loans were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.35% and 1.50% as of March 31, 2013 and 2012, respectively, and a fee on the unused portion of the facility of 0.40% and 0.45% as of March 31, 2013 and 2012, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company had $66.0 million and $18.0 million outstanding under the facility as of March 31, 2013 and December 31, 2012, respectively, and $11.9 million and $51.9 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.3 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 12, 2017.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of March 31, 2013, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.5 months and an average discount rate of 1.8%.
Non-U.S. Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At March 31, 2013 and December 31, 2012, the balance outstanding under this agreement was approximately $10.4 million and $4.8 million, respectively, at an average interest rate of 3.1% and 3.2%, respectively.
9. Derivative Instruments
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
In March 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of its previous term loan B facility. The swap agreement fixed the LIBOR-based variable portion of the interest rate at 1.80% through June 2016. At inception, the Company formally designated this swap agreement as a cash flow hedge. However, upon the Company's amendment and restatement of its credit agreement during the fourth quarter of 2012, the Company determined that the interest rate swap was no longer expected to be an effective economic hedge and terminated the interest rate swap and repaid the obligation.
As of March 31, 2013 and December 31, 2012, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Caption	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Long-term asset	$420	$—	$—	$—
Interest rate swap	Accrued liabilities	—	—	690	530
Interest rate swap	Other long-term liabilities	—	—	—	690
Total derivatives designated as hedging instruments		$420	$—	$690	$1,220

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the losses, net of tax, recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2013 and 2012:

	Amount of Loss Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2013	As of December 31, 2012	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2013	2012
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$(170)	$(760)	Interest expense	$(10)	$—
Over the next 12 months, the Company expects to reclassify approximately $0.7 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

	Amount of Loss Recognized in Earnings on Derivatives
	Three months ended March 31,		Location of Loss Recognized in Earnings on Derivatives
	2013	2012
	(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	$(80)	$—	Interest expense
Valuations of the interest rate swap were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 are shown below.

		March 31, 2013
Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
Interest rate swaps	Recurring	$(270)	$—	$(270)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Commitments and Contingencies
Asbestos
As of March 31, 2013, the Company was a party to 1,043 pending cases involving an aggregate of 7,913 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000
Three Months Ended March 31, 2013	7,880	112	58	21	$581	$610,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,913 claims pending at March 31, 2013, 99 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	81	14	4	66	30	3	81	14	4
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
Aerospace & Defense – Highly engineered specialty fasteners and other precision machined products for the commercial and military aerospace industries and military munitions components for the defense industry.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net Sales
Packaging	$74,350	$54,310
Energy	54,920	50,590
Aerospace & Defense	20,970	17,860
Engineered Components	46,270	49,680
Cequent Asia Pacific	32,090	28,200
Cequent Americas	109,180	96,930
Total	$337,780	$297,570
Operating Profit (Loss)
Packaging	$14,630	$9,890
Energy	5,870	6,390
Aerospace & Defense	3,750	4,860
Engineered Components	5,700	7,710
Cequent Asia Pacific	3,180	3,040
Cequent Americas	700	4,160
Corporate expenses	(10,090)	(7,310)
Total	$23,740	$28,740
12. Equity Awards
The Company maintains the following long-term equity incentive plans: the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "Plans"). The 2002 Long Term Equity Incentive Plan expired in 2012, such that, while existing grants will remain outstanding until exercised, vested or cancelled, no new shares may be issued under the plan. See below for details of awards under the Plans by type.
Stock Options
The Company did not grant any stock options during the three months ended March 31, 2013. Information related to stock options at March 31, 2013 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	675,665	$15.52
Exercised	(170,050)	22.21
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2013	505,615	$13.27	4.1	$9,709,312

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of March 31, 2013, 490,895 stock options were exercisable under the Plans. In addition, during the three months ended March 31, 2013, the Company did not have any stock options vest. The fair value of options which vested during the three months ended March 31, 2012 was $0.4 million.
The Company did not incur significant stock-based compensation expense related to stock options during the three months ended March 31, 2013 and 2012.
Restricted Shares
During the three months ended March 31, 2013, the Company issued 1,508 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
The Company also awarded multiple restricted stock grants during the first quarter of 2013. First, the Company granted 29,498 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
The Company awarded 41,480 restricted shares of common stock to certain employees during the first quarter of 2013. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term incentive compensation plan ("STI"), where all STI participants whose target annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year following the previous plan year.
The Company awarded 238,808 restricted shares of common stock to certain Company key employees during the first quarter of 2013. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years, beginning on January 1, 2013 and ending on December 31, 2015. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's cash generation results. Cash generation is defined as the Company's cumulative three year cash flow from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the cash flow metric and 250% of the target award for the EPS CAGR metric. However, if these performance metrics are not achieved, no award will be earned. The performance awards vest on a "cliff" basis at the end of the three-year performance period.
In addition, the Company granted 17,240 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
During 2012, the Company awarded restricted shares of common stock to certain Company key employees which are performance-based grants. Of this award, 60% are earned based on 2012 EPS growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. For the 60% of shares subject to the 2012 earnings per share growth metric only, the performance conditions were satisfied, resulting in an attainment level of 175% of target. This resulted in an additional 72,576 share grants during the first quarter of 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at March 31, 2013 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	636,037	$22.02
Granted	401,110	28.18
Vested	(331,816)	22.35
Cancelled	(1,892)	24.33
Outstanding at March 31, 2013	703,439	$25.37	2.2	$22,840,664
As of March 31, 2013, there was approximately $11.8 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.9 years.
The Company recognized approximately $2.7 million and $1.4 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2013 and 2012, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
13. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 359,421 and 136,988 restricted shares for the three months ended March 31, 2013 and 2012, respectively. The calculation of diluted earnings per share also included options to purchase 196,323 and 298,644 shares of common stock for the three months ended March 31, 2013 and 2012, respectively.
14. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2013 and 2012 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Service costs	$180	$150	$—	$—
Interest costs	410	400	10	10
Expected return on plan assets	(460)	(430)	—	—
Amortization of prior service cost	—	—	—	(70)
Amortization of net (gain)/loss	320	270	(20)	(20)
Net periodic benefit cost	$450	$390	$(10)	$(80)
The Company contributed approximately $0.9 million to its defined benefit pension plans during the three months ended March 31, 2013. The Company expects to contribute approximately $3.0 million to its defined benefit pension plans for the full year 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Other Comprehensive Income
Changes in AOCI by component for the three months ended March 31, 2013 is summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	200	770	(2,140)	(1,170)
Less: Net realized losses reclassified to net income	—	(90)	—	(90)
Net current-period change	200	680	(2,140)	(1,260)
Balance, March 31, 2013	$(12,240)	$(1,000)	$51,240	$38,000
During the three months ended March 31, 2013, the Company reclassified $0.1 million (net of income tax benefit of $0.1 million) from AOCI into interest expense. See Note 9, "Derivative Instruments," for additional details. No other amounts were reclassified out of AOCI and into the consolidated statement of income during the three months ended March 31, 2013.
16. New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-2, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-2"). ASU 2013-2 requires an entity to provide information about the changes in accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference in a note to other required disclosures that provide additional detail about those amounts. ASU 2013-2 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-2 during the first quarter of 2013. See Note 15, "Other Comprehensive Income," for additional details.
17. Subsequent Events
On April 12, 2013, the Company acquired the capital stock of C.P. Witter Limited ("Witter") for the purchase price of approximately $14 million. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of the third quarter of 2013. Located in the United Kingdom, Witter is in the business of manufacturing highly-engineered towbars and accessories which are distributed through a wide network of commercial dealers, and had approximately $20 million in revenue for the twelve month period ended February 1, 2013. Witter will be included in the Company's Cequent Asia Pacific reportable segment.
Concurrently on April 12, 2013, the Company amended the portion of its Credit Agreement related to the $250.0 million senior secured revolving credit facility to permit revolving borrowing denominated in specified foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit. Under this amendment, Foreign Currency Loans are available at rates equivalent to those previously established under the Credit Agreement, for the applicable interest period. This amendment provides the Company with increased flexibility for funding international growth opportunities. There were no other additional modifications included as part of this amendment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2012.
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific and Cequent Americas.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes, and, while still choppy, have somewhat stabilized over the past year. This stabilization, along with our acquisitions, market share gains and new product introductions, has contributed to our year-over-year net sales increases in five of our six reportable segments.
Over the past two years, we executed on our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging and Energy reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving toward more efficient facilities and lower cost country production. While our growth strategies, particularly in Packaging and Energy, have helped to significantly increase our net sales levels and set the foundation for continued growth, and our Cequent footprint projects will yield more effective and efficient manufacturing capability and flexibility while also reducing costs, our earnings margins have declined from historical levels as we incur costs to pursue and integrate these endeavors. For Packaging and Energy, margins have declined at the onset of the acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense), integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. For the Cequent businesses, duplicative costs from multiple facilities, manufacturing inefficiencies associated with the start-up of new facilities and move costs have significantly impacted margins. While these endeavors have significantly impacted margins, we believe that the margins in the Packaging and Energy businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies, and Cequent margins will improve once the facilities are fully operational.
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

We report shipping and handling expenses associated with our Cequent Americas reportable segment's distribution network as an element of selling, general and administrative expenses in our consolidated statement of income. As such, gross margins for the Cequent Americas reportable segment may not be comparable to those of our other reportable segments, which primarily rely on third party distributors, for which all costs are included in cost of sales.
Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$74,350	22.0%	$54,310	18.3%
Energy	54,920	16.3%	50,590	17.0%
Aerospace & Defense	20,970	6.2%	17,860	6.0%
Engineered Components	46,270	13.7%	49,680	16.7%
Cequent Asia Pacific	32,090	9.5%	28,200	9.5%
Cequent Americas	109,180	32.3%	96,930	32.6%
Total	$337,780	100.0%	$297,570	100.0%
Gross Profit
Packaging	$24,370	32.8%	$18,700	34.4%
Energy	14,730	26.8%	13,320	26.3%
Aerospace & Defense	6,980	33.3%	7,460	41.8%
Engineered Components	8,920	19.3%	10,680	21.5%
Cequent Asia Pacific	6,990	21.8%	6,310	22.4%
Cequent Americas	21,410	19.6%	22,440	23.2%
Total	$83,400	24.7%	$78,910	26.5%
Selling, General and Administrative
Packaging	$9,750	13.1%	$8,810	16.2%
Energy	8,840	16.1%	6,920	13.7%
Aerospace & Defense	3,230	15.4%	2,600	14.6%
Engineered Components	3,230	7.0%	3,260	6.6%
Cequent Asia Pacific	3,810	11.9%	3,270	11.6%
Cequent Americas	20,700	19.0%	18,300	18.9%
Corporate expenses	10,090	N/A	7,310	N/A
Total	$59,650	17.7%	$50,470	17.0%
Operating Profit (Loss)
Packaging	$14,630	19.7%	$9,890	18.2%
Energy	5,870	10.7%	6,390	12.6%
Aerospace & Defense	3,750	17.9%	4,860	27.2%
Engineered Components	5,700	12.3%	7,710	15.5%
Cequent Asia Pacific	3,180	9.9%	3,040	10.8%
Cequent Americas	700	0.6%	4,160	4.3%
Corporate expenses	(10,090)	N/A	(7,310)	N/A
Total	$23,740	7.0%	$28,740	9.7%
Depreciation and Amortization
Packaging	$4,640	6.2%	$3,930	7.2%
Energy	1,180	2.1%	710	1.4%
Aerospace & Defense	840	4.0%	670	3.8%
Engineered Components	1,010	2.2%	900	1.8%
Cequent Asia Pacific	1,120	3.5%	880	3.1%
Cequent Americas	3,300	3.0%	3,520	3.6%
Corporate expenses	40	N/A	40	N/A
Total	$12,130	3.6%	$10,650	3.6%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2013, compared with the three months ended March 31, 2012, were:

•	the impact of our various acquisitions during 2012 and 2013 (see below for the impact by reportable segment);

•	market share gains and new product introductions in the first quarter of 2013, primarily within our Energy, Cequent Asia Pacific and Cequent Americas reportable segments;

•
footprint consolidation and relocation projects within our Cequent Americas reportable segment, under which we incurred approximately $5.8 million of employee severance costs, manufacturing inefficiency, facility move and duplicate costs during the first quarter of 2013; and

•
our fourth quarter 2012 amended and restated credit agreement ("Credit Agreement"), which enabled the Company to shift its debt structure to all bank debt and redeem its higher-interest cost senior secured notes.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012
Overall, net sales increased approximately $40.2 million, or approximately 13.5%, to $337.8 million for the three months ended March 31, 2013, as compared with $297.6 million in the three months ended March 31, 2012. During the first quarter of 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $23.7 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Cequent Americas reportable segments, our expansion in international markets, primarily in our Cequent Asia Pacific and Energy reportable segments, our new product introductions and related growth, primarily in our Energy and Cequent Asia Pacific reportable segments and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $0.9 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Packaging and Cequent Asia Pacific reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 24.7% and 26.5% for the three months ended March 31, 2013 and 2012, respectively. The gross profit margin in our Energy reportable segment improved compared to the first quarter of 2012, due to an improvement in labor efficiency and an increase in the percentage of sales from higher-margin engineered gasket products. Gross profit margins in our other five reportable segments declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation project in our Cequent Americas reportable segment, where we recorded charges of approximately $5.3 million during the first quarter of 2013. In addition, we also experienced a less favorable product sales mix and manufacturing inefficiencies in multiple reportable segments. Gross profit margin in our Packaging and Cequent Americas reportable segments also declined as our recent acquisitions have lower margins than the segments' historical margins. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 7.0% and 9.7% for the three months ended March 31, 2013 and 2012, respectively. Operating profit decreased approximately $5.0 million, or 17.4%, to $23.7 million for the three months ended March 31, 2013, from $28.7 million for the three months ended March 31, 2012, as the profit earned on higher sales levels was more than offset by costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment and increased selling, general and administrative expenses related to acquisitions and to support our growth initiatives. Additionally, we experienced a less favorable product sales mix and manufacturing inefficiencies in multiple reportable segments.

Interest expense decreased approximately $5.5 million, to $5.2 million, for the three months ended March 31, 2013, as compared to $10.7 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the 2012 redemption of our former senior secured notes due 2017 (face value of $250.0 million), which bore interest at 9 3/4%, and the refinancing of our Credit Agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on variable rate U.S. borrowings, including our accounts receivable facility, to approximately 2.8% for the three months ended March 31, 2013, from 4.0% for the three months ended March 31, 2012. Partially offsetting these reductions was an increase in our weighted-average U.S. variable rate borrowings to approximately $528.8 million in the three months ended March 31, 2013, from approximately $267.3 million in the three months ended March 31, 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest senior secured notes.
Other expense, net increased approximately $0.6 million, to $2.2 million for the three months ended March 31, 2013, compared to $1.6 million for the three months ended March 31, 2012. The increase was primarily related to approximately $0.3 million of higher losses on transactions denominated in foreign currencies as well as incremental costs attributable to a reduction of an indemnification asset related to uncertain tax liabilities during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
The effective income tax rates for the three months ended March 31, 2013 and 2012 were 13.9% and 25.4%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate coupled with discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the release of certain unrecognized tax liabilities in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.
Net income increased by approximately $1.8 million, to $14.0 million for the three months ended March 31, 2013, compared to $12.3 million for the three months ended March 31, 2012. The increase was primarily the result of a $5.5 million reduction in interest expense, plus a $1.9 million reduction in income tax expense, less a $5.0 million decrease in operating profit, less the $0.6 million increase in other expense, net.
Net income attributable to noncontrolling interest was $0.9 million for the three months ended March 31, 2013, as a result of our 70% acquisition in Arminak & Associates, LLC ("Arminak") in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $20.0 million, or 36.9%, to $74.4 million in the three months ended March 31, 2013, as compared to $54.3 million in the three months ended March 31, 2012. Of this increase, approximately $13.2 million was a result of our acquisition of Arminak in February 2012. Sales of our specialty systems products increased by approximately $6.0 million, primarily due to increased demand from our North American and European dispensing customers. In addition, sales of our industrial closures, rings and levers increased approximately $0.8 million, as an increase in North American sales more than offset a decline in European sales.
Packaging's gross profit increased approximately $5.7 million to $24.4 million, or 32.8% of sales, in the three months ended March 31, 2013, as compared to $18.7 million, or 34.4% of sales, in the three months ended March 31, 2012, primarily due to the higher sales levels as a result of our acquisition of Arminak. Also contributing to the increase were approximately $1.3 million in purchase accounting adjustments related to the step-up in value and subsequent amortization of inventory in connection with our Arminak acquisition which adversely impacted gross margin in the first quarter of 2012. However, gross profit margin declined as a result of a less favorable product sales mix, as our typical higher-margin European industrial products comprised a lower percentage of total sales and a higher percentage of our sales were generated by our recent acquisitions, which have lower margins than our legacy business, incremental intangible asset amortization costs associated with our acquisitions and increased international freight costs, which were partially offset by savings from ongoing productivity and automation initiatives.
Packaging's selling, general and administrative expenses increased approximately $0.9 million to $9.8 million, or 13.1% of sales, in the three months ended March 31, 2013, as compared to $8.8 million, or 16.2% of sales, in the three months ended March 31, 2012. The increase primarily resulted from the ongoing selling, general and administrative expenses from our acquisition of Arminak, of which approximately $0.6 million related to incremental intangible asset amortization costs. The increase was partially offset by approximately $1.0 million in combined legal, travel, finance and other diligence costs associated with consummating the acquisition of Arminak incurred during the first quarter of 2012. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.

Packaging's operating profit increased approximately $4.7 million to $14.6 million, or 19.7% of sales, in the three months ended March 31, 2013, as compared to $9.9 million, or 18.2% of sales, in three months ended March 31, 2012. Operating profit and operating profit margin increased primarily due to our higher sales levels as a result of our acquisition of Arminak, the impact of the aforementioned purchase accounting adjustments and acquisition-related costs during the first quarter of 2012 which did not recur in the first quarter of 2013 and as a result of our ongoing productivity and automation savings, which more than offset the less favorable product sales mix, increase in amortization of intangible asset costs related to Arminak and higher selling, general and administrative costs.
Energy.    Net sales for the three months ended March 31, 2013 increased approximately $4.3 million, or 8.6%, to $54.9 million, as compared to $50.6 million in the three months ended March 31, 2012. Of this increase, approximately $2.5 million was driven by increases with our engineering and construction customers, $1.6 million was due to the acquisition of CIFAL Industrial e Comercial Ltda ("CIFAL") in July 2012 and $1.4 million was due to continued market share gains from sales generated by our new Minneapolis, Minnesota, Tarragona, Spain, and Singapore branch facilities. These increases were partially offset by a reduction in normal customer shutdown activity at refineries and petrochemical plants compared to prior year and approximately $0.3 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $1.4 million to $14.7 million, or 26.8% of sales, in the three months ended March 31, 2013, as compared to $13.3 million, or 26.3% of sales, in the three months ended March 31, 2012, primarily due to higher sales levels, with margin improvement resulting from both improved labor productivity as compared to prior year and increased sales of highly-engineered gaskets, which return higher margins than standard gaskets. This was partially offset by a higher percentage of sales being generated from our new branches and acquisitions, which have lower margins due to aggressively pricing products to penetrate new markets.
Selling, general and administrative expenses within Energy increased approximately $1.9 million to $8.8 million, or 16.1% of sales, in the three months ended March 31, 2013, as compared to $6.9 million, or 13.7% of sales, in the three months ended March 31, 2012. This increase was primarily in support of our growth initiatives, including approximately $1.1 million for the normal operating selling, general and administrative costs of our CIFAL acquisition and an additional $0.4 million of legal, professional and diligence fees associated with the purchases of Gasket Vedações Técnicas Ltda ("GVT") and Wulfrun Specialised Fasteners Limited ("Wulfrun") in January and March 2013, respectively.
Overall, operating profit within Energy decreased approximately $0.5 million to $5.9 million, or 10.7% of sales, in the three months ended March 31, 2013, as compared to $6.4 million, or 12.6% of sales, in the three months ended March 31, 2012, as incremental margin driven by improved labor efficiencies and increased sales of highly engineered gaskets was more than offset by a higher percentage of sales generated by our newer branches and recently acquired businesses, which typically have lower margins as they penetrate new markets and higher selling, general and administrative expenses in support of growth initiatives, in addition to acquisition costs incurred during the first quarter of 2013.
Aerospace & Defense.    Net sales for the three months ended March 31, 2013 increased approximately $3.1 million, or 17.4%, to $21.0 million, as compared to $17.9 million in the three months ended March 31, 2012. Sales in our aerospace business increased approximately $2.7 million, primarily due to the acquisition of Martinic Engineering, Inc. ("Martinic"). In addition, sales in our defense business increased approximately $0.4 million.
Gross profit within Aerospace & Defense decreased approximately $0.5 million to $7.0 million, or 33.3% of sales, in the three months ended March 31, 2013, from $7.5 million, or 41.8% of sales, in the three months ended March 31, 2012. We incurred approximately $0.4 million of purchase accounting-related adjustments in the first quarter of 2013 related to the step-up in value and subsequent amortization of inventory and intangible assets in connection with our Martinic acquisition. Gross profit margin further decreased as a result of manufacturing inefficiencies and costs incurred in our aerospace business during the first quarter of 2013 as well as costs associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona.
Selling, general and administrative expenses increased approximately $0.6 million to $3.2 million, or 15.4% of sales, in the three months ended March 31, 2013, as compared to $2.6 million, or 14.6% of sales, in the three months ended March 31, 2012. We incurred approximately $0.3 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Martinic. The remainder of the increase is primarily related to operating selling, general and administrative expenses of Martinic.

Operating profit within Aerospace & Defense decreased approximately $1.1 million to $3.8 million, or 17.9% of sales, in the three months ended March 31, 2013, as compared to $4.9 million, or 27.2% of sales, in the three months ended March 31, 2012. The decrease in operating profit and operating profit margin is primarily due to the aforementioned purchase accounting adjustments and acquisition costs, as well as manufacturing and new facility inefficiencies in our aerospace business during the first quarter of 2013. The operating profit dollars were also negatively impacted by the additional selling, general and administrative costs for Martinic.
Engineered Components.    Net sales for the three months ended March 31, 2013 decreased approximately $3.4 million, or 6.9%, to $46.3 million, as compared to $49.7 million in the three months ended March 31, 2012. Sales of slow speed and compressor engines and related products decreased by approximately $2.8 million due to decreased drilling activity coupled with reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $1.7 million, also as a result of the aforementioned reduction in drilling. This was partially offset by increased sales in our industrial cylinder business of approximately $1.1 million, primarily due to continued market share gains, which we believe were partially aided by competitive balance in the high pressure cylinder market following the International Trade Commission's ("ITC's") May 2012 imposition of anti-dumping and countervailing duties on imported high pressure cylinders.
Gross profit within Engineered Components decreased approximately $1.8 million to $8.9 million, or 19.3% of sales, in the three months ended March 31, 2013, from $10.7 million, or 21.5% of sales, in the three months ended March 31, 2012, primarily as a result of decreased sales in both our slow speed compressor engines and related products and gas compression products and processing and meter run equipment business. Gross margin in our engine business also declined as a percent of sales due to a lower fixed cost absorption as a result of lower production and procurement levels given the decline in sales within the engine business. This was partially offset by increases in gross margin in our industrial cylinder business as a result of higher sales levels and continued productivity initiatives.
Selling, general and administrative expenses remained relatively flat at approximately $3.2 million, or 7.0% of sales, in the three months ended March 31, 2013, as compared to $3.3 million, or 6.6% of sales, in the three months ended March 31, 2012, as our industrial cylinder business held spending levels consistent despite the increase in sales and our engine business continued to invest in growth initiatives related to its newer gas compression and related products.
Operating profit within Engineered Components decreased approximately $2.0 million to $5.7 million, or 12.3% of sales, in the three months ended March 31, 2013, as compared to operating profit of $7.7 million, or 15.5% of sales, in the three months ended March 31, 2012, primarily due to decreased sales and lower fixed cost absorption, which was partially offset by pricing and productivity improvements in the industrial cylinder business.
Cequent Asia Pacific.    Net sales increased approximately $3.9 million, or 13.8%, to $32.1 million in the three months ended March 31, 2013, as compared to $28.2 million in the three months ended March 31, 2012. Approximately $3.3 million was due to the July 2012 acquisition of Trail Com Limited ("Trail Com"), with operations in Australia and New Zealand, and $1.6 million was due to various growth initiatives in Asia and Africa. Partially offsetting these increases was a decrease in net sales in Australia, and the negative impact of currency exchange of approximately $0.4 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent Asia Pacific's gross profit increased approximately $0.7 million to $7.0 million, or 21.8% of sales, in the three months ended March 31, 2013, from approximately $6.3 million, or 22.4% of sales, in the three months ended March 31, 2012. Gross profit increased primarily due to higher sales related to our acquisition of Trail Com and the higher sales levels in Thailand. Although gross profit dollars increased during the first quarter of 2013 compared to the first quarter of 2012, gross profit margin declined primarily due to a less favorable product mix and continued production inefficiencies related to the new Australian facility not yet operating at an effective capacity.
Selling, general and administrative expenses increased approximately $0.5 million to $3.8 million, or 11.9% of sales, in the three months ended March 31, 2013, as compared to $3.3 million, or 11.6% of sales, in the three months ended March 31, 2012, primarily due to normal operating selling, general and administrative costs related to Trail Com.
Cequent Asia Pacific's operating profit increased approximately $0.2 million to approximately $3.2 million, or 9.9% of sales, in the three months ended March 31, 2013 as compared to $3.0 million, or 10.8% of net sales, in the three months ended March 31, 2012. Operating profit increased primarily due to higher sales levels, while operating profit margin decreased due to a less favorable product mix, manufacturing inefficiencies associated with the new Australian facility and higher selling, general and administrative expenses.

Cequent Americas.    Net sales increased approximately $12.3 million, or 12.6%, to $109.2 million in the three months ended March 31, 2013, as compared to $96.9 million in the three months ended March 31, 2012, primarily due to year-over-year increases within our auto original equipment ("OE"), aftermarket and retail channels. Of this increase, sales within our aftermarket channel increased approximately $5.5 million, predominately due to strength in the recreational vehicle aftermarket channel and due to our July 2012 acquisition of Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran"), which generated approximately $1.2 million in sales during the first quarter of 2013. Sales within our OE channel increased approximately $4.1 million due to strong OEM build rates, new business awards and market share gains. Net sales within our retail channel increased by approximately $2.7 million, primarily due to a significant stocking order for a new program at an existing customer and sales related to our new broom and brush product line. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit decreased approximately $1.0 million to $21.4 million, or 19.6% of sales, in the three months ended March 31, 2013, from approximately $22.4 million, or 23.2% of sales, in the three months ended March 31, 2012. The profit generated from the increase in sales during the first quarter of 2013 was more than offset by approximately $5.3 million of costs associated with our announced closure of our Goshen, Indiana manufacturing facility and relocation of the production therefrom to our lower cost country facilities. The largest cost related to the facility closure was approximately $3.8 million of severance costs associated with the hourly employees. The remainder of the costs related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production and aftermarket programs thereto. In addition, we experienced a less favorable product sales mix in the first quarter of 2013 due to incremental sales from our new retail broom and brush line, which yields lower margins than certain of the other products in this reportable segment.
Selling, general and administrative expenses increased approximately $2.4 million to $20.7 million, or 19.0% of sales, in the three months ended March 31, 2013, as compared to $18.3 million, or 18.9% of sales, in the three months ended March 31, 2012, primarily as a result of higher ongoing selling, general and administrative costs of approximately $1.0 million associated with our acquisitions of Engetran and our new broom and brush product line. Additionally, this segment incurred higher employee costs in support of our growth initiatives and recognized approximately $0.5 million of selling, general and administrative expenses associated with our actions to move and consolidate production facilities during the first quarter of 2013.
Cequent Americas' operating profit decreased approximately $3.5 million to $0.7 million, or 0.6% of sales, in the three months ended March 31, 2013 as compared to $4.2 million, or 4.3% of net sales, in the three months ended March 31, 2012, as costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and increase in selling, general and administrative expenses in support of our growth initiatives more than offset the additional margin gained from the higher sales levels in the three months ended March 31, 2013.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended March 31,
	2013	2012
	(in millions)
Corporate operating expenses	$3.8	$3.1
Employee costs and related benefits	6.3	4.2
Corporate expenses	$10.1	$7.3
Corporate expenses increased approximately $2.8 million to $10.1 million for the three months ended March 31, 2013, from $7.3 million for the three months ended March 31, 2012. The increase between years is primarily attributed to higher employee costs and related benefits associated with long-term incentive programs, in addition to an increase in third party professional fees, primarily supporting our international growth efforts in the first quarter of 2013 as compared to the first quarter of 2012.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities for the three months ended March 31, 2013 and 2012 was approximately $37.9 million and $39.4 million, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the three months ended March 31, 2013, the Company generated $26.3 million of cash, based on the reported net income of $14.0 million and after considering the effects of non-cash items related to gains on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the three months ended March 31, 2012, the Company generated $25.5 million in cash flows based on the reported net income of $12.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $38.3 million and $33.3 million for the three months ended March 31, 2013 and 2012, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period, as our days sales outstanding of receivables remained relatively flat.

•
Increases in inventory resulted in a use of cash of approximately $3.7 million and $15.0 million for the three months ended March 31, 2013 and 2012, respectively. Cash used for investment in our inventories decreased quarter over quarter, as significant increases to our inventory levels were not required despite the increases in sales. During 2012, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, and we also increased inventory levels in our Cequent Americas reportable segment in late 2012 given the planned closure of the Goshen, Indiana manufacturing facility. As a result, inventory levels were higher at the end of 2012 compared to the end of 2011, requiring less of an investment in inventory during the first quarter of 2013 compared to the first quarter of 2012.

•
For the three months ended March 31, 2013 and 2012, accounts payable and accrued liabilities resulted in a net use of cash of approximately $18.7 million and $15.6 million, respectively. The increase in cash used for our accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers. Days of accounts payable on hand decreased by approximately 7 days quarter-over-quarter primarily due to the mix of vendors and related terms.

Net cash used for investing activities for the three months ended March 31, 2013 and 2012 was approximately $41.7 million and $70.2 million, respectively. During the first three months of 2013, we paid approximately $28.2 million for business acquisitions, including the acquisition of Martinic in our Aerospace & Defense reportable segment and Wulfrun in our Energy reportable segment. We also incurred approximately $14.0 million in capital expenditures, which increased over the three months ended March 31, 2012 levels, as we have continued our investment in growth and productivity-related capital projects. Cash received from the disposition of assets was approximately $0.5 million for the first three months of 2013. During the first three months of 2012, we paid approximately $59.2 million for business acquisitions, primarily for the acquisition of Arminak within our Packaging reportable segment, we invested approximately $11.4 million in capital expenditures and cash received from the disposition of assets was approximately $0.3 million.
Net cash provided by financing activities was approximately $80.3 million and $35.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase is primarily due to additional net borrowings on our receivables and revolving credit facilities of approximately $78.0 million and $5.3 million on our term loan in Australia, as compared to December 31, 2012. This is partially offset by an increase in shares surrendered for tax obligations of approximately $2.5 million, a decrease in proceeds received from the exercise of stock options of approximately $5.3 million and approximately $0.6 million in distributions to noncontrolling interest during the first three months of 2013 as compared to the first three months of 2012.
Our Debt and Other Commitments
We are party to a Credit Agreement consisting of a $250.0 million senior secured revolving credit facility, a $200.0 million senior secured term loan A facility and a $200.0 million senior secured term loan B facility. At March 31, 2013, $399.0 million was outstanding on the term loan facilities and $30.0 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
The Credit Agreement also provides for incremental term loan facility commitments, not to exceed the greater of $300 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00, as defined. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility. Under the Credit Agreement, if, on or prior to October 11, 2013, we prepay all or any portion of the term loan B facility using a new term loan facility with lower interest rate margins, then we will be required to pay a premium equal to 1% of the aggregate principal amount prepaid. In addition, beginning with the fiscal year ended December 31, 2013 (payable in 2014), we may be required to prepay a portion of our term loan A and term loan B facilities in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. In April 2012, we prepaid $5.0 million of our former term loan B facility under the excess cash flow provision of the previous credit agreement.
Amounts drawn under our revolving credit facilities fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facilities depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2013. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.70 to 1.00 at March 31, 2013. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2013. Our actual interest expense coverage ratio was 6.71 to 1.00 at March 31, 2013. At March 31, 2013, we were in compliance with our financial and other covenants.
The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2013. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2012	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
	(dollars in thousands)
Net income attributable to TriMas Corporation	$33,880	$12,490	$13,180	$34,570
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	2,410	(240)	860	3,510
Interest expense, net (as defined)	35,800	10,670	5,210	30,340
Income tax expense	5,970	4,180	2,260	4,050
Depreciation and amortization	44,870	10,650	12,130	46,350
Non-cash compensation expense(1)	9,280	1,410	2,680	10,550
Other non-cash expenses or losses	3,680	820	560	3,420
Non-recurring expenses or costs in connection with acquisition integration(2)	350	40	130	440
Debt extinguishment costs(3)	46,810	—	—	46,810
Non-recurring expenses or costs for cost saving projects	10,230	1,480	5,480	14,230
Permitted acquisitions(4)	7,560	2,830	530	5,260
EBITDA of partially-owned subsidiaries attributable to noncontrolling interest(5)	(3,720)	70	(1,260)	(5,050)
Consolidated Bank EBITDA, as defined	$197,120	$44,400	$41,760	$194,480

	March 31, 2013
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$524,600
Consolidated Bank EBITDA, as defined	194,480
Actual leverage ratio	2.70	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2012	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013	Twelve Months Ended March 31, 2013
	(dollars in thousands)
Interest expense, net (as reported)	$35,800	$10,670	$5,210	$30,340
Bank stipulated adjustments:
Interest income	(440)	(110)	(70)	(400)
Non-cash amounts attributable to amortization of financing costs	(2,650)	(910)	(440)	(2,180)
Pro forma adjustment for acquisitions and dispositions	2,060	950	100	1,210
Total Consolidated Cash Interest Expense, as defined	$34,770	$10,600	$4,800	$28,970

	March 31, 2013
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$194,480
Total Consolidated Cash Interest Expense, as defined	28,970
Actual interest expense coverage ratio	6.71	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25.0 million in the aggregate.

(3)	Costs incurred with refinancing our credit facilities.

(4)	EBITDA from permitted acquisitions, as defined.

(5)	Adjustment to EBITDA related to the percent ownership of non-wholly owned subsidiary, as defined.
(6) Includes $18.4 million of acquisition deferred purchase price.
In addition to our U.S. bank debt, our Australian subsidiary is party to a debt agreement which matures on May 31, 2013 and is secured by substantially all the assets of the subsidiary. At March 31, 2013, the balance outstanding under this agreement was approximately $10.4 million at an interest rate of 3.1%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at March 31, 2013.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We had $66.0 million and $18.0 million outstanding under the facility as of March 31, 2013 and December 31, 2012 and $11.9 million and $51.9 million, respectively, available but not utilized.

At March 31, 2013 we had $30.0 million outstanding under our revolving credit facilities and had $196.4 million potentially available after giving effect to approximately $23.6 million of letters of credit issued and outstanding. At December 31, 2012, we had no amounts outstanding under our revolving credit facilities and had $226.7 million, respectively, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2013 and December 31, 2012, we had $156.1 million and $230.5 million, respectively, of borrowing capacity available for general corporate purposes.
Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.6 million in letters of credit outstanding related thereto, is approximately $196.4 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $105 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first three months of 2013 approximated $129.3 million, compared to the weighted average daily amounts outstanding during the first three months of 2012 of $63.8 million. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. While this is the general trend in cash flow due to seasonality, during the first quarter of 2012, with cash proceeds from the sale of our precision tool cutting and specialty fittings lines of business at the end of 2011, overall borrowings were lower despite the completion of significant acquisitions and additional capital expenditures in support of our growth initiatives. During the fourth quarter of 2012, we refinanced our credit facilities, which enabled a shift in our debt structure to all bank debt and retiring the higher-interest cost senior secured notes. Due to the change in our debt structure and the timing of acquisitions within the quarter, as well as cash on hand at the end of the year, weighted average daily borrowings were higher in the first quarter of 2013 as compared to the first quarter of 2012.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $156.1 million at March 31, 2013, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
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
We are subject to variable interest rates on our term loans and revolving credit facility. At March 31, 2013, 1-Month LIBOR and 3-Month LIBOR approximated 0.20% and 0.24%, respectively. Based on our variable rate-based borrowings outstanding at March 31, 2013, and after consideration of the 1.00% LIBOR-floor our term loan B facility and the interest rate swap agreement associated with our $175 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.7 million annually.

Principal payments required under the Credit Agreement for the term loan A facility are $2.5 million due each calendar quarter beginning June 2013 through March 2015 and approximately $3.8 million from June 2015 through September 2017, with final payment of $142.5 million due on October 11, 2017. Principal payments required under the Credit Agreement for the term loan B facility are equal to $0.5 million due each calendar quarter through September 30, 2019 and $186.0 million due on October 11, 2019.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $22.8 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
Market Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies . We use derivative financial instruments to manage these risks, albeit in immaterial notional contracts, and we continue to explore such contracts as a risk mitigation strategy. The functional currencies of our foreign subsidiaries are the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. We are also subject to interest risk as it relates to long-term debt. We use interest rate swap agreements to fix the variable portion of our debt to manage this risk.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 19, 2012, Moody's upgraded our outlook to positive and assigned a rating of Ba3 to our Credit Agreement. Previously, Moody's had assigned our outlook as stable and our previous corporate credit and credit facilities ratings as Ba3 and Ba1, respectively. On September 19, 2012, Standard & Poor's assigned a BB rating to our Credit Agreement and held our outlook as stable. On May 4, 2012, Standard & Poor's assigned our previous corporate credit and credit facilities ratings as BB- and BB+, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past few years, we have successfully executed our growth strategies via bolt-on acquisitions and geographic expansion in several of our reportable segments. We also have experienced significant market share gains within our businesses and continued to develop and introduce new products. These accomplishments have enabled us to broaden our product portfolio and cross-sell our existing products to new markets while introducing our newly-acquired products into our existing markets. In order to capture these opportunities, we strategically increased our investments in inventory levels, acquisition capital and capital projects in certain of our businesses to ensure we had the products available and capacity ready, particularly in our higher-margin platforms, to support the significant sales growth. While this has helped to increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, primarily as a result of significant diligence and purchase accounting costs combined with acquisitions of businesses that, upon acquisition date, have lower margins than our legacy businesses. In addition, we are working through footprint consolidation projects in our Cequent businesses, incurring costs to complete the moves to more efficient and cost-effective facilities.
While additional acquisitions, branch expansions and spending on growth initiatives may put further short-term pressure on profit margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical TriMas levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure in certain businesses and with the footprint consolidation projects within the Cequent businesses.
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

Impact of New Accounting Standards
See Note 16, "New Accounting Pronouncements," included in Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
During the quarter ended March 31, 2013, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2012.

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
Evaluation of disclosure controls and procedures
As of March 31, 2013, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 10, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2012 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(c)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.
10.2(c)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2006 Long Term Equity Incentive Plan.
10.3(c)	Form of Performance Stock Unit Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.4(c)	Form of Performance Unit Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.
10.5(c)	Form of Restricted Stock Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.
10.6(c)	Form of Restricted Stock Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.7(c)	Form of Restricted Stock Agreement - 2013 LTI (Board of Directors) - under the 2006 Long Term Equity Incentive Plan.
10.8	First Amendment dated as of April 12, 2013 to the Amended and Restated Credit Agreement dated as of October 11, 2012.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 25, 2013 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	April 25, 2013	By:	A. Mark Zeffiro Chief Financial Officer