Form 10-Q
period 2013-06-30
TRIMAS CORP
filed 2013-07-25
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2013, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 39,754,014 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$18,830	$20,580
Receivables, net of reserves of approximately $4.2 million and $3.7 million as of June 30, 2013 and December 31, 2012, respectively	207,860	150,390
Inventories	246,060	238,020
Deferred income taxes	17,990	18,270
Prepaid expenses and other current assets	12,770	10,530
Total current assets	503,510	437,790
Property and equipment, net	200,330	185,030
Goodwill	285,360	270,940
Other intangibles, net	208,850	206,160
Other assets	41,270	31,040
Total assets	$1,239,320	$1,130,960
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$20,840	$14,370
Accounts payable	163,830	158,410
Accrued liabilities	74,120	74,420
Total current liabilities	258,790	247,200
Long-term debt	459,810	408,070
Deferred income taxes	65,160	60,370
Other long-term liabilities	87,140	84,960
Total liabilities	870,900	800,600
Redeemable noncontrolling interests	27,200	26,780
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 39,754,014 shares at June 30, 2013 and 39,375,790 shares at December 31, 2012	400	390
Paid-in capital	637,830	634,800
Accumulated deficit	(330,800)	(370,870)
Accumulated other comprehensive income	33,790	39,260
Total shareholders' equity	341,220	303,580
Total liabilities and shareholders' equity	$1,239,320	$1,130,960

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$378,030	$338,430	$715,810	$636,000
Cost of sales	(274,720)	(242,540)	(529,100)	(461,200)
Gross profit	103,310	95,890	186,710	174,800
Selling, general and administrative expenses	(61,670)	(52,710)	(121,320)	(103,180)
Net gain (loss) on dispositions of property and equipment	—	20	(10)	320
Operating profit	41,640	43,200	65,380	71,940
Other expense, net:
Interest expense	(5,540)	(10,300)	(10,750)	(20,970)
Debt extinguishment costs	—	(6,560)	—	(6,560)
Other income (expense), net	300	(910)	(1,930)	(2,550)
Other expense, net	(5,240)	(17,770)	(12,680)	(30,080)
Income from continuing operations before income tax expense	36,400	25,430	52,700	41,860
Income tax expense	(9,300)	(8,260)	(11,560)	(12,440)
Income from continuing operations	27,100	17,170	41,140	29,420
Income from discontinued operations, net of income tax expense	700	—	700	—
Net income	27,800	17,170	41,840	29,420
Less: Net income attributable to noncontrolling interests	910	510	1,770	270
Net income attributable to TriMas Corporation	$26,890	$16,660	$40,070	$29,150
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.66	$0.45	$1.00	$0.81
Discontinued operations	0.02	—	0.02	—
Net income per share	$0.68	$0.45	$1.02	$0.81
Weighted average common shares—basic	39,425,471	37,345,026	39,330,125	35,968,646
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.65	$0.44	$0.99	$0.80
Discontinued operations	0.02	—	0.02	—
Net income per share	$0.67	$0.44	$1.01	$0.80
Weighted average common shares—diluted	39,886,593	37,694,221	39,790,349	36,421,387

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$27,800	$17,170	$41,840	$29,420
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million for the three months ended June 30, 2013 and 2012, and $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively) (Note 16)	190	90	390	210
Foreign currency translation	(8,470)	(4,870)	(10,610)	(360)
Net changes in unrealized gain (loss) on derivative instruments (net of tax of $2.5 million and ($0.3) million, and $2.9 million and ($0.6) million for the three and six months ended June 30, 2013 and 2012, respectively) (Note 11)	4,070	(510)	4,750	(920)
Total other comprehensive income (loss)	(4,210)	(5,290)	(5,470)	(1,070)
Total comprehensive income	23,590	11,880	36,370	28,350
Less: Net income attributable to noncontrolling interests	910	510	1,770	270
Total comprehensive income attributable to TriMas Corporation	$22,680	$11,370	$34,600	$28,080

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$41,840	$29,420
Adjustments to reconcile net income to net cash provided by (used for) operating activities, net of acquisition impact:
(Gain) loss on dispositions of property and equipment	10	(320)
Depreciation	14,560	12,690
Amortization of intangible assets	10,230	9,180
Amortization of debt issue costs	870	1,600
Deferred income taxes	(3,470)	200
Debt extinguishment costs	—	6,560
Non-cash compensation expense	4,750	3,510
Excess tax benefits from stock based compensation	(1,180)	(2,130)
Increase in receivables	(54,460)	(41,630)
(Increase) decrease in inventories	1,320	(31,270)
Increase in prepaid expenses and other assets	(2,240)	(1,740)
Increase in accounts payable and accrued liabilities	2,320	8,470
Other, net	(1,010)	580
Net cash provided by (used for) operating activities, net of acquisition impact	13,540	(4,880)
Cash Flows from Investing Activities:
Capital expenditures	(25,920)	(26,640)
Acquisition of businesses, net of cash acquired	(46,610)	(61,820)
Net proceeds from disposition of assets	700	2,770
Net cash used for investing activities	(71,830)	(85,690)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	—	79,040
Proceeds from borrowings on term loan facilities	106,420	69,530
Repayments of borrowings on term loan facilities	(104,830)	(69,150)
Proceeds from borrowings on revolving credit and accounts receivable facilities	475,890	412,900
Repayments of borrowings on revolving credit and accounts receivable facilities	(418,900)	(412,900)
Repurchase of 9¾% senior secured notes	—	(50,000)
Senior secured notes redemption premium and debt financing fees	—	(4,880)
Distributions to noncontrolling interests	(1,350)	(410)
Proceeds from contingent consideration related to disposition of businesses	1,030	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(3,760)	(990)
Proceeds from exercise of stock options	860	5,660
Excess tax benefits from stock based compensation	1,180	2,130
Net cash provided by financing activities	56,540	30,930
Cash and Cash Equivalents:
Decrease for the period	(1,750)	(59,640)
At beginning of period	20,580	88,920
At end of period	$18,830	$29,280
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,280	$17,790
Cash paid for taxes	$13,830	$13,840

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2013
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
Net income attributable to TriMas Corporation	—	—	40,070	—	40,070
Other comprehensive loss	—	—	—	(5,470)	(5,470)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(3,760)	—	—	(3,760)
Stock option exercises and restricted stock vestings	10	860	—	—	870
Excess tax benefits from stock based compensation	—	1,180	—	—	1,180
Non-cash compensation expense	—	4,750	—	—	4,750
Balances, June 30, 2013	$400	$637,830	$(330,800)	$33,790	$341,220

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific Europe Africa ("Cequent APEA") and Cequent Americas. The Company renamed its former "Cequent Asia Pacific" reportable segment "Cequent APEA" effective in the second quarter of 2013 following the Company's recent acquisitions to more appropriately reflect the expanding geography covered by the businesses in this reportable segment. See Note 13, "Segment Information," for further information on each of the Company's reportable segments.
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
2. New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-5, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-5"). ASU 2013-5 requires a reporting entity that either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to release any cumulative translation adjustment into net income. ASU 2013-5 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is currently evaluating the requirements of ASU 2013-5 and has not yet determined its potential impact on the consolidated financial statements.
3. Goshen Facility Closure
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production currently in Goshen to lower-cost manufacturing facilities during 2013, and recorded a charge, primarily for severance benefits, of approximately $1.2 million related to the termination of approximately 70 salaried employees that were involuntarily terminated. In the first quarter of 2013, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded a charge, primarily for severance benefits of approximately $3.8 million, which is included in cost of sales in the accompanying consolidated statement of income, for its approximately 350 union hourly workers to be involuntarily terminated. As of June 30, 2013, the Company had paid approximately $0.2 million of the total hourly and salaried severance benefits, with the remainder to be paid by the end of 2013.
In addition, the Company expects to record approximately $1.6 million of accelerated depreciation expense between the facility closure announcement date and the closure date as a result of shortening the expected useful lives on certain machinery, equipment and leasehold improvement assets that the Company no longer will utilize following the facility closure. The Company recorded approximately $0.4 million and $0.7 million of such accelerated depreciation expense for the three and six months ended June 30, 2013, respectively.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Discontinued Operations
During the fourth quarter of 2011, the Company sold its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The purchase agreement included up to $2.5 million of contingent consideration based on achievement of certain levels of financial performance in 2012 and 2013. During the second quarter of 2013, the Company was paid approximately $1.0 million of a possible $1.3 million as payout for the 2012 financial performance criteria. This amount is included in the income from discontinued operations in the accompanying consolidated statement of income.
5. Acquisitions
During the first half of 2013, the Company completed acquisitions for an aggregate amount of approximately $47 million, net of cash acquired. Of these acquisitions, the most significant included Martinic Engineering, Inc. ("Martinic") within the Company's Aerospace and Defense reportable segment, Wulfrun Specialised Fasteners Limited ("Wulfrun") within the Company's Energy reportable segment, and C.P. Witter Limited ("Witter") within the Company's Cequent APEA segment. Martinic is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the twelve months ended December 31, 2012. Wulfrun is a manufacturer and distributor of specialty bolting and CNC machined components for use in critical oil and gas, pipeline and power generation applications located in the United Kingdom and generated approximately $10 million in revenue for the twelve months ended December 31, 2012. Also located in the United Kingdom, Witter is a manufacturer of highly-engineered towbars and accessories which are distributed through a wide network of commercial dealers, and generated approximately $20 million in revenue for the twelve months ended March 31, 2013. While the Company has recorded preliminary purchase accounting adjustments for these acquisitions, the Company may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

At June 30, 2013, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value. Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Six months ended June 30, 2013
(dollars in thousands)
Beginning balance, December 31, 2012	$26,780
Distributions to noncontrolling interests	(1,350)
Net income attributable to noncontrolling interests	$1,770
Ending balance, June 30, 2013	$27,200
The Company previously presented pro forma net sales and net income attributable to TriMas Corporation as if the business combination occurred as of January 1, 2011. Certain nonrecurring adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory were included in the first quarter 2011 pro forma results thereof. Pro forma net sales and net income attributable to TriMas Corporation for the three and six months ended June 30, 2012 were $338.4 million and $16.7 million, respectively, and $644.0 million and $31.1 million, respectively. The supplemental pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that might have been achieved.
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
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Goodwill from acquisitions	—	9,660	8,420	—	—	—	18,080
Foreign currency translation	(1,500)	(1,870)	—	—	—	(290)	(3,660)
Balance, June 30, 2013	$157,480	$72,000	$49,550	$3,180	$—	$3,150	$285,360

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2013 and December 31, 2012 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2013		As of December 31, 2012
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$93,150	$(33,470)	$85,740	$(30,080)
Customer relationships, 15 – 25 years	154,610	(90,080)	154,610	(85,960)
Total customer relationships	247,760	(123,550)	240,350	(116,040)
Technology and other, 1 – 15 years	38,010	(27,540)	37,130	(26,320)
Technology and other, 17 – 30 years	43,910	(24,190)	43,800	(23,070)
Total technology and other	81,920	(51,730)	80,930	(49,390)
Indefinite-lived intangible assets:
Trademark/Trade names	54,450	—	50,310	—
Total other intangible assets	$384,130	$(175,280)	$371,590	$(165,430)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Technology and other, included in cost of sales	$1,210	$1,270	$2,410	$2,340
Customer relationships, included in selling, general and administrative expenses	3,940	3,710	7,820	6,840
Total amortization expense	$5,150	$4,980	$10,230	$9,180
8. Inventories
Inventories consist of the following components:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Finished goods	$161,700	$159,550
Work in process	30,210	29,270
Raw materials	54,150	49,200
Total inventories	$246,060	$238,020

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Land and land improvements	$6,280	$6,410
Buildings	62,280	59,610
Machinery and equipment	353,900	332,040
	422,460	398,060
Less: Accumulated depreciation	222,130	213,030
Property and equipment, net	$200,330	$185,030
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,410	$5,380	$12,470	$11,020
Depreciation expense, included in selling, general and administrative expense	1,100	860	2,090	1,670
Total depreciation expense	$7,510	$6,240	$14,560	$12,690
10. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Credit Agreement	$412,210	$399,500
Receivables facility and other	68,440	22,940
	480,650	422,440
Less: Current maturities, long-term debt	20,840	14,370
Long-term debt	$459,810	$408,070
Credit Agreement
The Company is a party to a credit agreement consisting of a $250.0 million senior secured revolving credit facility, which matures in October 2017 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 2.00%, a $200.0 million senior secured term loan A facility, which matures in October 2017 and is subject to interest at LIBOR plus 2.00% and a $200.0 million senior secured term loan B facility, which matures in October 2019 and is subject to interest at LIBOR plus 2.75% (subject to a 1.00% LIBOR floor) (collectively, the "Credit Agreement").
During the second quarter of 2013, the Company amended the portion of its Credit Agreement related to the $250.0 million senior secured revolving credit facility to permit revolving borrowing denominated in specified foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit. Under this amendment, Foreign Currency Loans are available at rates equivalent to those previously established under the Credit Agreement, for the applicable interest period.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At June 30, 2013 and December 31, 2012, the Company had letters of credit of approximately $23.6 million and $23.3 million, respectively, issued and outstanding.
At June 30, 2013, the Company had $16.2 million outstanding under its revolving credit facility and had $210.2 million potentially available after giving effect to approximately $23.6 million of letters of credit issued and outstanding. At December 31, 2012, the Company had no amounts outstanding under its revolving credit facility and had $226.7 million, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $179.2 million and $230.5 million at June 30, 2013 and December 31, 2012, respectively, of borrowing capacity available to it for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The terms of the Credit Agreement contain certain limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The terms of the Credit Agreement require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). The Company was in compliance with its covenants at June 30, 2013.
As of June 30, 2013 and December 31, 2012, the Company's term loan A facility traded at approximately 99.0% and 99.3% of par value, respectively, and the Company's term loan B facility traded at approximately 99.5% and 99.9% of par value, respectively. The valuations of the term loans were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.20% and 1.50% as of June 30, 2013 and 2012, respectively, and a fee on the unused portion of the facility of 0.40% and 0.45% as of June 30, 2013 and 2012, respectively.
The Company had $58.5 million and $18.0 million outstanding under the facility as of June 30, 2013 and December 31, 2012, respectively, and $33.4 million and $51.9 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively, and $0.7 million and $0.5 million for the six months ended June 30, 2013 and 2012, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 12, 2017.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of June 30, 2013, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.5 months and an average discount rate of 1.8%.
Other Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on August 31, 2013 and is secured by substantially all the assets of the subsidiary. At June 30, 2013 and December 31, 2012, the balance outstanding under this agreement was approximately $8.2 million and $4.8 million, respectively, at an average interest rate of 2.9% and 3.2%, respectively.
11. Derivative Instruments
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
As of June 30, 2013 and December 31, 2012, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2013	December 31, 2012
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Long-term asset	$6,670	$—
Interest rate swap	Accrued liabilities	(560)	(530)
Interest rate swap	Other long-term liabilities	—	(690)
Total derivatives designated as hedging instruments		$6,110	$(1,220)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2013 and 2012:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2013	As of December 31, 2012	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2013	2012	2013	2012
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$3,780	$(760)	Interest expense	$(310)	$(110)	$(320)	$(110)
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

		Amount of Loss Recognized in Earnings on Derivatives
	Location of Loss Recognized in Earnings on Derivatives	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Interest expense	$(140)	$—	$(270)	$—
Valuations of the interest rate swap were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
June 30, 2013	Interest rate swaps	Recurring	$6,110	$—	$6,110	$—
December 31, 2012	Interest rate swaps	Recurring	$(1,220)	$—	$(1,220)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

12. Commitments and Contingencies
Asbestos
As of June 30, 2013, the Company was a party to 1,045 pending cases involving an aggregate of 7,897 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000
Six Months Ended June 30, 2013	7,880	188	146	25	$1,888	$1,365,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,897 claims pending at June 30, 2013, 107 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	89	14	4	71	33	3	89	14	4
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $6.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
13. Segment Information
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
Cequent APEA & Cequent Americas – Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories and other accessory components.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales
Packaging	$78,640	$70,700	$152,990	$125,010
Energy	58,820	47,170	113,740	97,760
Aerospace & Defense	23,740	19,330	44,710	37,190
Engineered Components	50,020	52,620	96,290	102,300
Cequent APEA	38,290	28,550	70,380	56,750
Cequent Americas	128,520	120,060	237,700	216,990
Total	$378,030	$338,430	$715,810	$636,000
Operating Profit (Loss)
Packaging	$19,600	$16,570	$34,230	$26,460
Energy	5,210	4,350	11,080	10,740
Aerospace & Defense	5,520	4,820	9,270	9,680
Engineered Components	5,890	8,600	11,590	16,310
Cequent APEA	2,550	2,010	5,730	5,050
Cequent Americas	12,890	15,500	13,590	19,660
Corporate expenses	(10,020)	(8,650)	(20,110)	(15,960)
Total	$41,640	$43,200	$65,380	$71,940
14. Equity Awards
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
Stock Options
The Company did not grant any stock options during the six months ended June 30, 2013. Information related to stock options at June 30, 2013 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	675,665	$15.52
Exercised	(248,560)	20.84
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2013	427,105	$12.42	4.1	$10,618,135

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of June 30, 2013, 413,807 stock options were exercisable under the Plans. In addition, during the six months ended June 30, 2013, 1,422 stock options vested in which the associated fair value was less than $0.1 million. The fair value of options which vested during the six months ended June 30, 2012 was $0.4 million.
The Company did not incur significant stock-based compensation expense related to stock options during the six months ended June 30, 2013 and 2012.
Restricted Shares
During the three months ended June 30, 2013 and March 31, 2013, the Company issued 1,233 and 1,508 shares, respectively, related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at June 30, 2013 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	636,037	$22.02
Granted	402,343	28.20
Vested	(342,026)	22.16
Cancelled	(1,892)	24.33
Outstanding at June 30, 2013	694,462	$25.53	1.9	$25,889,543
As of June 30, 2013, there was approximately $10.0 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.7 years.
The Company recognized approximately $2.1 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2013 and 2012, respectively, and approximately $4.8 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
15. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 286,279 and 152,546 restricted shares for the three months ended June 30, 2013 and 2012, respectively and 273,563 and 205,876 restricted shares for the six months ended June 30, 2013 and 2012, respectively. The calculation of diluted earnings per share also included options to purchase 174,843 and 196,649 shares of common stock for the three months ended June 30, 2013 and 2012, respectively and 186,661 and 246,865 shares of common stock for the six months ended June 30, 2013 and 2012, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2013 and 2012 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Service costs	$170	$150	$350	$300	$—	$—	$—	$—
Interest costs	410	400	820	800	10	10	20	20
Expected return on plan assets	(460)	(420)	(920)	(850)	—	—	—	—
Amortization of prior service cost	10	10	10	10	—	(60)	—	(130)
Amortization of net (gain)/loss	320	260	640	530	(20)	(20)	(40)	(40)
Net periodic benefit cost	$450	$400	$900	$790	$(10)	$(70)	$(20)	$(150)
The Company contributed approximately $1.0 million and $1.9 million to its defined benefit pension plans during the three and six months ended June 30, 2013, respectively. The Company expects to contribute approximately $3.0 million to its defined benefit pension plans for the full year 2013.
17. Other Comprehensive Income
Changes in AOCI by component for the six months ended June 30, 2013 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	390	4,380	(10,610)	(5,840)
Net realized losses reclassified to net income	—	370	—	370
Net current-period change	390	4,750	(10,610)	(5,470)
Balance, June 30, 2013	$(12,050)	$3,070	$42,770	$33,790
During the six months ended June 30, 2013, the Company reclassified $0.4 million (net of income tax benefit of $0.2 million) from AOCI into interest expense. See Note 11, "Derivative Instruments," for additional details. No other amounts were reclassified out of AOCI and into the consolidated statement of income during the six months ended June 30, 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Subsequent Events
On July 19, 2013, the Company acquired substantially all of the assets of a towbar manufacturer located in Hartha, Germany and Savonlinna, Finland for the purchase price of approximately $6 million in cash. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of 2013. These assets will be integrated into the Company's Cequent APEA reportable segment.

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
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent APEA and Cequent Americas.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes, and, while still choppy, have somewhat stabilized over the past year, albeit with little or no economic growth. This stabilization, along with our acquisitions, market share gains and new product introductions, has contributed to our year-over-year net sales increases in five of our six reportable segments.
Over the past two years, we executed on our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging, Energy and Cequent APEA reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving toward more efficient facilities and lower cost country production. While our growth strategies, particularly in Packaging and Energy, have helped to significantly increase our net sales levels and set the foundation for continued growth, and our Cequent footprint projects will yield more effective and efficient manufacturing capability and flexibility while also reducing costs, our earnings margins have declined from historical levels as we incur costs to pursue and integrate these endeavors. Our reportable segment margins have declined at the onset of our recent acquisitions and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense), integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. For the Cequent businesses, duplicative costs from multiple facilities, manufacturing inefficiencies associated with the start-up of new facilities and move costs have significantly impacted margins. While these endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies, and Cequent margins will further improve once the facilities are fully operational.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2013 and 2012:

	Three months ended June 30,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$78,640	20.8%	$70,700	20.9%
Energy	58,820	15.6%	47,170	13.9%
Aerospace & Defense	23,740	6.3%	19,330	5.7%
Engineered Components	50,020	13.2%	52,620	15.6%
Cequent APEA	38,290	10.1%	28,550	8.4%
Cequent Americas	128,520	34.0%	120,060	35.5%
Total	$378,030	100.0%	$338,430	100.0%
Gross Profit
Packaging	$29,220	37.2%	$24,990	35.3%
Energy	15,510	26.4%	12,040	25.5%
Aerospace & Defense	8,480	35.7%	7,610	39.4%
Engineered Components	9,090	18.2%	11,810	22.4%
Cequent APEA	7,910	20.7%	4,920	17.2%
Cequent Americas	33,100	25.8%	34,520	28.8%
Total	$103,310	27.3%	$95,890	28.3%
Selling, General and Administrative
Packaging	$9,640	12.3%	$8,420	11.9%
Energy	10,270	17.5%	7,680	16.3%
Aerospace & Defense	2,960	12.5%	2,790	14.4%
Engineered Components	3,200	6.4%	3,210	6.1%
Cequent APEA	5,350	14.0%	2,920	10.2%
Cequent Americas	20,230	15.7%	19,040	15.9%
Corporate expenses	10,020	N/A	8,650	N/A
Total	$61,670	16.3%	$52,710	15.6%
Operating Profit (Loss)
Packaging	$19,600	24.9%	$16,570	23.4%
Energy	5,210	8.9%	4,350	9.2%
Aerospace & Defense	5,520	23.3%	4,820	24.9%
Engineered Components	5,890	11.8%	8,600	16.3%
Cequent APEA	2,550	6.7%	2,010	7.0%
Cequent Americas	12,890	10.0%	15,500	12.9%
Corporate expenses	(10,020)	N/A	(8,650)	N/A
Total	$41,640	11.0%	$43,200	12.8%
Depreciation and Amortization
Packaging	$4,740	6.0%	$4,730	6.7%
Energy	1,260	2.1%	610	1.3%
Aerospace & Defense	940	4.0%	700	3.6%
Engineered Components	1,080	2.2%	910	1.7%
Cequent APEA	1,340	3.5%	750	2.6%
Cequent Americas	3,240	2.5%	3,480	2.9%
Corporate expenses	60	N/A	40	N/A
Total	$12,660	3.3%	$11,220	3.3%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2013 and 2012:

	Six months ended June 30,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$152,990	21.4%	$125,010	19.7%
Energy	113,740	15.9%	97,760	15.4%
Aerospace & Defense	44,710	6.2%	37,190	5.8%
Engineered Components	96,290	13.5%	102,300	16.1%
Cequent APEA	70,380	9.8%	56,750	8.9%
Cequent Americas	237,700	33.2%	216,990	34.1%
Total	$715,810	100.0%	$636,000	100.0%
Gross Profit
Packaging	$53,590	35.0%	$43,690	34.9%
Energy	30,240	26.6%	25,360	25.9%
Aerospace & Defense	15,460	34.6%	15,070	40.5%
Engineered Components	18,010	18.7%	22,490	22.0%
Cequent APEA	14,900	21.2%	11,230	19.8%
Cequent Americas	54,510	22.9%	56,960	26.3%
Total	$186,710	26.1%	$174,800	27.5%
Selling, General and Administrative
Packaging	$19,390	12.7%	$17,230	13.8%
Energy	19,110	16.8%	14,600	14.9%
Aerospace & Defense	6,190	13.8%	5,390	14.5%
Engineered Components	6,430	6.7%	6,470	6.3%
Cequent APEA	9,160	13.0%	6,190	10.9%
Cequent Americas	40,930	17.2%	37,340	17.2%
Corporate expenses	20,110	N/A	15,960	N/A
Total	$121,320	16.9%	$103,180	16.2%
Operating Profit (Loss)
Packaging	$34,230	22.4%	$26,460	21.2%
Energy	11,080	9.7%	10,740	11.0%
Aerospace & Defense	9,270	20.7%	9,680	26.0%
Engineered Components	11,590	12.0%	16,310	15.9%
Cequent APEA	5,730	8.1%	5,050	8.9%
Cequent Americas	13,590	5.7%	19,660	9.1%
Corporate expenses	(20,110)	N/A	(15,960)	N/A
Total	$65,380	9.1%	$71,940	11.3%
Depreciation and Amortization
Packaging	$9,380	6.1%	$8,660	6.9%
Energy	2,440	2.1%	1,320	1.4%
Aerospace & Defense	1,780	4.0%	1,370	3.7%
Engineered Components	2,090	2.2%	1,810	1.8%
Cequent APEA	2,460	3.5%	1,630	2.9%
Cequent Americas	6,540	2.8%	7,000	3.2%
Corporate expenses	100	N/A	80	N/A
Total	$24,790	3.5%	$21,870	3.4%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2013, compared with the three months ended June 30, 2012, were:

•	the impact of our various acquisitions during 2012 and 2013 (see below for the impact by reportable segment);

•	market share gains and increased demand in five of our reportable segments in the second quarter of 2013;

•
footprint consolidation and relocation projects within our Cequent Americas and Cequent APEA reportable segments, under which we incurred approximately $2.0 million of manufacturing inefficiency, facility move and duplicate costs during the second quarter of 2013, as compared to $2.9 million of such costs during the second quarter of 2012; and

•
our fourth quarter 2012 amended and restated credit agreement ("Credit Agreement"), which enabled the Company to shift its debt structure to all bank debt and redeem its higher-interest cost senior secured notes.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012
Overall, net sales increased approximately $39.6 million, or approximately 11.7%, to $378.0 million for the three months ended June 30, 2013, as compared with $338.4 million in the three months ended June 30, 2012. During the second quarter of 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $18.4 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Cequent Americas reportable segments, our expansion in international markets, primarily in our Energy and Cequent APEA reportable segments, and new customer wins primarily in our Packaging and Energy reportable segments, and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $1.2 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA and Energy reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 27.3% and 28.3% for the three months ended June 30, 2013 and 2012, respectively. The gross profit margin in our Packaging, Energy and Cequent APEA reportable segments increased as compared to the second quarter of 2012, due to increased fixed cost absorption on higher sales levels, favorable product sales mix and due to improvements in manufacturing productivity related to labor efficiencies and automation. Gross profit margins in our other three reportable segments declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation project in our Cequent Americas reportable segment, where we recorded charges of approximately $1.6 million during the second quarter of 2013. In addition, we also experienced a less favorable product sales mix, manufacturing inefficiencies and lower fixed costs absorption primarily in our Aerospace & Defense and Engineered Components reportable segments. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects continue to be partially offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 11.0% and 12.8% for the three months ended June 30, 2013 and 2012, respectively. Operating profit decreased approximately $1.6 million, or 3.6%, to $41.6 million for the three months ended June 30, 2013, from $43.2 million for the three months ended June 30, 2012, as the profit earned on higher sales levels was more than offset by a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses, increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives, and costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment.
Interest expense decreased approximately $4.8 million, to $5.5 million, for the three months ended June 30, 2013, as compared to $10.3 million for the three months ended June 30, 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the 2012 redemption of our former senior secured notes due 2017 (face value of $250.0 million), which bore interest at 9 3/4%, and the refinancing of our Credit Agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 2.7% for the three months ended June 30, 2013, from 3.9% for the three months ended June 30, 2012. Partially offsetting these reductions was an increase in our weighted-average variable rate borrowings to approximately $558.4 million in the three months ended June 30, 2013, from approximately $274.6 million in the three months ended June 30, 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest senior secured notes.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the three months ended June 30, 2012. During the three months ended June 30, 2013, we incurred no debt extinguishment costs.
Other income (expense), net decreased approximately $1.2 million, to $0.3 million of other income, net for the three months ended June 30, 2013, compared to $0.9 million of other expense, net for the three months ended June 30, 2012. The decrease was primarily related to gains on transactions denominated in foreign currencies recorded in the three months ended June 30, 2013 as compared to losses recorded on such transactions for the three months ended June 30, 2012.
The effective income tax rates for the three months ended June 30, 2013 and 2012 were 25.5% and 32.5%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate coupled with discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the release of certain unrecognized tax liabilities in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Net income from continuing operations increased by approximately $9.9 million, to $27.1 million for the three months ended June 30, 2013, compared to $17.2 million for the three months ended June 30, 2012. The increase was primarily the result of a $4.8 million reduction in interest expense, plus a $1.2 million reduction in other expenses, plus $6.6 million in debt extinguishment costs that did not recur during the three months ended June 30, 2013, offset by a $1.0 million increase in income tax expense, and a $1.6 million decrease in operating profit.
Net income attributable to noncontrolling interest was $0.9 million for the three months ended June 30, 2013, compared to $0.5 million for the three months ended June 30, 2012. The increase relates to our 70% acquisition in Arminak & Associates, LLC ("Arminak") in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $7.9 million, or 11.2%, to $78.6 million in the three months ended June 30, 2013, as compared to $70.7 million in the three months ended June 30, 2012. Of this increase, approximately $6.5 million was a result of increases in sales of our specialty systems products, primarily due to increased demand from our North American and European dispensing customers, as well as continued additional business wins with a few significant new customers in Asia. In addition, sales of our industrial closures increased approximately $1.5 million, due to increases in North American market demand and additional market share gains in Europe, where we outpaced the flat overall market.
Packaging's gross profit increased approximately $4.2 million to $29.2 million, or 37.2% of sales, in the three months ended June 30, 2013, as compared to $25.0 million, or 35.3% of sales, in the three months ended June 30, 2012, primarily due to the higher sales levels. In addition, Packaging improved its gross profit margin by almost 200 basis points, driven by a more favorable product sales mix, given increases of higher-margin North American and European industrial closures, and continued productivity and automation initiatives.  Further, Packaging's two acquired companies, Arminak and Innovative Molding, continue to improve their margins from historical levels (which were below the legacy business' margins) via investment in capital projects and productivity efforts. Partially offsetting the margin increases are incremental costs and lower margins associated with Packaging's penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability and price our products to gain market share.
Packaging's selling, general and administrative expenses increased approximately $1.2 million to $9.6 million, or 12.3% of sales, in the three months ended June 30, 2013, as compared to $8.4 million, or 11.9% of sales, in the three months ended June 30, 2012. The increase primarily resulted from normal operating selling, general and administrative costs of the business, with slight margin erosion occurring as a result of increased costs associated with growth initiatives.
Packaging's operating profit increased approximately $3.0 million to $19.6 million, or 24.9% of sales, in the three months ended June 30, 2013, as compared to $16.6 million, or 23.4% of sales, in three months ended June 30, 2012. Operating profit and operating profit margin both increased primarily due to our higher sales levels and as a result of our ongoing productivity and automation savings, which more than offset the higher selling, general and administrative costs incurred during the period.

Energy.    Net sales for the three months ended June 30, 2013 increased approximately $11.7 million, or 24.7%, to $58.8 million, as compared to $47.2 million in the three months ended June 30, 2012. Of this increase, $5.2 million was due to the acquisitions of CIFAL Industrial e Comercial Ltda ("CIFAL") in July 2012, Gasket Vedações Técnicas Ltda ("GVT") in January 2013, Wulfrun Specialised Fasteners Limited ("Wulfrun") in March 2013 and substantially all of the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee") in April 2013, and approximately $5.0 million was driven by increases with our engineering and construction customers. The remaining increase was driven by increased sales generated by our European branches, primarily as a result of new customer orders. These increases were partially offset by a reduction in normal customer shutdown activity at refineries and petrochemical plants compared to the prior year and approximately $0.4 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $3.5 million to $15.5 million, or 26.4% of sales, in the three months ended June 30, 2013, as compared to $12.0 million, or 25.5% of sales, in the three months ended June 30, 2012, primarily due to higher sales levels, with margin improvement resulting from both improved labor productivity and manufacturing efficiencies gained as compared to the prior year, as in the second quarter of 2012 we experienced significant intra-period fluctuations in customer demand, which required more flexibility and changeovers in the production process. Demand was much more consistent in the second quarter of 2013. This margin improvement was partially offset by a higher percentage of sales being generated from our recent non-U.S. acquisitions and branches, which typically have lower margins due to both aggressively pricing products to penetrate new markets and incurring launch costs, including employee training of manufacturing processes.
Selling, general and administrative expenses within Energy increased approximately $2.6 million to $10.3 million, or 17.5% of sales, in the three months ended June 30, 2013, as compared to $7.7 million, or 16.3% of sales, in the three months ended June 30, 2012. This increase was primarily in support of our growth initiatives, including approximately $2.0 million for the normal operating selling, general and administrative costs of our recent acquisitions and an additional $0.3 million of third party finance and legal diligence fees associated with the acquired companies.
Overall, operating profit within Energy increased approximately $0.9 million to $5.2 million, or 8.9% of sales, in the three months ended June 30, 2013, as compared to $4.4 million, or 9.2% of sales, in the three months ended June 30, 2012, primarily due to sales growth in the quarter; however, profit margin decreased slightly as incremental margin improvements driven by additional manufacturing efficiencies and labor productivity were more than offset by higher selling, general and administrative expenses and acquisition costs incurred during the second quarter of 2013, as well as lower margins generated by our newer branches and acquisitions.
Aerospace & Defense.    Net sales for the three months ended June 30, 2013 increased approximately $4.4 million, or 22.8%, to $23.7 million, as compared to $19.3 million in the three months ended June 30, 2012. Sales in our aerospace business increased approximately $5.3 million, of which approximately $3.3 million was due to the acquisition of Martinic Engineering, Inc. ("Martinic"). Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms. This increase was partially offset by a $0.9 million decrease in sales in our defense business.
Gross profit within Aerospace & Defense increased approximately $0.9 million to $8.5 million, or 35.7% of sales, in the three months ended June 30, 2013, from $7.6 million, or 39.4% of sales, in the three months ended June 30, 2012. Gross profit increased primarily due to higher sales levels. Gross profit margin decreased primarily due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies as well as a less favorable product sales mix due to Martinic having lower gross margins than the remainder of the aerospace businesses. Additionally, we incurred approximately $0.3 million of purchase accounting-related adjustments in the second quarter of 2013 related to the step-up in value and subsequent amortization of inventory and intangible assets in connection with our Martinic acquisition.
Selling, general and administrative expenses increased approximately $0.2 million to $3.0 million, or 12.5% of sales, in the three months ended June 30, 2013, as compared to $2.8 million, or 14.4% of sales, in the three months ended June 30, 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $0.4 million associated with our Martinic acquisition. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense increased approximately $0.7 million to $5.5 million, or 23.3% of sales, in the three months ended June 30, 2013, as compared to $4.8 million, or 24.9% of sales, in the three months ended June 30, 2012. The increase in operating profit is primarily due to higher net sales related to the Martinic acquisition and our blind bolt fastener product line, which was partially offset by higher selling, general and administrative costs. The decrease in operating profit margin is primarily due to the aforementioned purchase accounting adjustments, manufacturing inefficiencies and less favorable product mix in our aerospace business during the second quarter of 2013.

Engineered Components.    Net sales for the three months ended June 30, 2013 decreased approximately $2.6 million, or 4.9%, to $50.0 million, as compared to $52.6 million in the three months ended June 30, 2012. Sales of slow speed and compressor engines and related products decreased by approximately $4.2 million due to decreased drilling activity coupled with reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $1.3 million, also as a result of the aforementioned reduction in drilling and reductions in completion of previously drilled wells. These decreases were partially offset by increased sales in our industrial cylinder business of approximately $2.9 million, resulting from increased market share gains, which we believe were partially aided by competitive balance in the high pressure cylinder market following the International Trade Commission's ("ITC's") May 2012 imposition of anti-dumping and countervailing duties on imported high pressure cylinders, as well as increased growth in international markets and new product introductions in high pressure and acetylene ISO cylinders.
Gross profit within Engineered Components decreased approximately $2.7 million to $9.1 million, or 18.2% of sales, in the three months ended June 30, 2013, from $11.8 million, or 22.4% of sales, in the three months ended June 30, 2012, primarily as a result of decreased sales in both our slow speed compressor engines and related products and gas compression products and processing and meter run equipment. Gross margin in our engine business also declined as a percent of sales due to a lower fixed cost absorption as a result of lower production and procurement levels given the decline in sales within the engine business and less favorable product mix, with more sales of lower margin, oil production engines and fewer sales of higher margin, natural gas production engines. Gross margin in our industrial cylinder business also declined slightly as increased utility costs, driven largely by the inflation of natural gas prices, and a less favorable product sales mix more than offset productivity initiatives implemented during the quarter.
Selling, general and administrative expenses remained flat at approximately $3.2 million, or 6.4% of sales, in the three months ended June 30, 2013, as compared to 6.1% of sales, in the three months ended June 30, 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, while reductions in legal fees associated with the anti-dumping claim in the second quarter of 2012 in our industrial cylinder business were partially offset by increased spending on new products and higher employee costs.
Operating profit within Engineered Components decreased approximately $2.7 million to $5.9 million, or 11.8% of sales, in the three months ended June 30, 2013, as compared to operating profit of $8.6 million, or 16.3% of sales, in the three months ended June 30, 2012, as increases in profit levels in our industrial cylinder business were more than offset by decreased sales levels, lower fixed cost absorption and less favorable product mix in our engine business.
Cequent APEA.    Net sales increased approximately $9.7 million, or 34.1%, to $38.3 million in the three months ended June 30, 2013, as compared to $28.6 million in the three months ended June 30, 2012. Approximately $7.8 million of the increase in sales was due to the acquisitions of C.P. Witter Limited ("Witter"), acquired in April 2013 and with operations in the United Kingdom, and Trail Com Limited ("Trail Com"), acquired in July 2012 and with operations in Australia and New Zealand. Additionally, we experienced a sales increase due to new business awards in Asia in the second quarter of 2013 as well as a sales increase in Australia due to strengthening market demand. Partially offsetting these increases was the negative impact of currency exchange of approximately $0.7 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $3.0 million to $7.9 million, or 20.7% of sales, in the three months ended June 30, 2013, from approximately $4.9 million, or 17.2% of sales, in the three months ended June 30, 2012. Gross profit increased primarily due to higher sales levels. Gross profit margin increased primarily due to efficiencies gained in our Australian businesses following the completion of the consolidation of two manufacturing facilities into one, as the facilities were inefficient and duplicative costs were incurred during the second quarter of 2012 during the move and consolidation process. These efficiencies were partially offset by a less favorable sales mix, as the newly acquired businesses have lower margins than the legacy business, and approximately $0.7 million of purchase accounting-related adjustments related to the step-up in value and subsequent amortization of inventory in connection with our Witter acquisition.
Selling, general and administrative expenses increased approximately $2.5 million to $5.4 million, or 14.0% of sales, in the three months ended June 30, 2013, as compared to $2.9 million, or 10.2% of sales, in the three months ended June 30, 2012, primarily in support of our growth initiatives, including approximately $1.3 million of normal operating selling, general and administrative costs related to Witter and Trail Com as well as increased legal and professional costs of approximately $0.6 million associated with our acquisitions.
Cequent APEA's operating profit increased approximately $0.6 million to approximately $2.6 million, or 6.7% of sales, in the three months ended June 30, 2013 as compared to $2.0 million, or 7.0% of net sales, in the three months ended June 30, 2012. Operating profit increased primarily due to higher sales levels, while operating profit margin decreased, as the margin impact of the facility efficiency gains was more than offset by the less favorable sales mix and incremental costs associated with our recent acquisitions.
Cequent Americas.    Net sales increased approximately $8.4 million, or 7.0%, to $128.5 million in the three months ended June 30, 2013, as compared to $120.1 million in the three months ended June 30, 2012, primarily due to year-over-year increases within our retail, auto original equipment ("OE"), and aftermarket channels. Net sales within our retail channel increased by approximately $5.2 million, primarily due to increases in demand and higher sales related to our new broom and brush product line. Sales within our OE channel increased approximately $3.9 million due to improved OEM build rates and new business awards. Sales within our aftermarket channel increased approximately $0.9 million, predominately due to our July 2012 acquisition of Engetran Engenharia, Industria, e Comericio de Pecas e Accesorios Veiculares Ltda ("Engetran"), which generated approximately $1.2 million in sales during the second quarter of 2013. The increase was partially offset by a decrease of $1.6 million in our industrial channel, primarily due to an overall decrease in agricultural and industrial trailer production.
Cequent Americas' gross profit decreased approximately $1.4 million to $33.1 million, or 25.8% of sales, in the three months ended June 30, 2013, from approximately $34.5 million, or 28.8% of sales, in the three months ended June 30, 2012. The profit generated from the increase in sales during the second quarter of 2013 was mostly offset by approximately $1.6 million of costs related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production and aftermarket programs thereto. In addition, we experienced a less favorable product sales mix in the second quarter of 2013 due to incremental sales from our new retail broom and brush line and Engetran, which yield lower margins than certain of the other products in this reportable segment, and an increase in freight costs.
Selling, general and administrative expenses increased approximately $1.2 million to $20.2 million, or 15.7% of sales, in the three months ended June 30, 2013, as compared to $19.0 million, or 15.9% of sales, in the three months ended June 30, 2012, primarily as a result of higher ongoing selling, general and administrative costs of approximately $0.9 million associated with our acquisitions of Engetran and our new broom and brush product line. Additionally, this segment incurred approximately $0.3 million of increased selling, general and administrative expenses associated with our actions to move and consolidate production facilities during the second quarter of 2013.
Cequent Americas' operating profit decreased approximately $2.6 million to $12.9 million, or 10.0% of sales, in the three months ended June 30, 2013, as compared to $15.5 million, or 12.9% of net sales, in the three months ended June 30, 2012, as costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and increase in selling, general and administrative expenses in support of our growth initiatives more than offset the additional margin gained from the higher sales levels in the three months ended June 30, 2013.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended June 30,
	2013	2012
	(in millions)
Corporate operating expenses	$4.4	$3.7
Employee costs and related benefits	5.6	5.0
Corporate expenses	$10.0	$8.7
Corporate expenses increased approximately $1.3 million to $10.0 million for the three months ended June 30, 2013, from $8.7 million for the three months ended June 30, 2012. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with long-term incentive programs for the second quarter of 2013 as compared to the second quarter of 2012.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. During the three months ended June 30, 2013, income from discontinued operations, net of income tax expense, was $0.7 million. See Note 4, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012
Overall, net sales increased approximately $79.8 million, or approximately 12.5%, to $715.8 million for the six months ended June 30, 2013, as compared with $636.0 million in the six months ended June 30, 2012. During the first six months of 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $41.3 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Cequent Americas reportable segments, our expansion in international markets, primarily in our Cequent APEA and Energy reportable segments and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $2.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA and Energy reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 26.1% and 27.5% for the six months ended June 30, 2013 and 2012, respectively. The gross profit margin in our Packaging, Energy and Cequent APEA reportable segments increased as compared to the first half of 2012, due to improvements in manufacturing productivity related to labor efficiencies and automation. Our Packaging and Energy reportable segments also benefited from a more favorable product sales mix. Gross profit margins in our other three reportable segments declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation project in our Cequent Americas reportable segment, where we recorded charges of approximately $6.9 million during the first half of 2013. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 9.1% and 11.3% for the six months ended June 30, 2013 and 2012, respectively. Operating profit decreased approximately $6.6 million, or 9.1%, to $65.4 million for the six months ended June 30, 2013, from $71.9 million for the six months ended June 30, 2012, as the profit earned on higher sales levels was more than offset by a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses, increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives, and costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment.
Interest expense decreased approximately $10.2 million, to $10.8 million, for the six months ended June 30, 2013, as compared to $21.0 million for the six months ended June 30, 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the 2012 redemption of our former senior secured notes due 2017 (face value of $250.0 million), which bore interest at 9 3/4%, and the refinancing of our Credit Agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 1.9% for the six months ended June 30, 2013, from 4.0% for the six months ended June 30, 2012. Partially offsetting these reductions was an increase in our weighted-average variable rate borrowings to approximately $543.6 million in the six months ended June 30, 2013, from approximately $271.0 million in the six months ended June 30, 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest senior secured notes.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the six months ended June 30, 2012. During the first six months of 2013, we incurred no debt extinguishment costs.
Other income (expense), net decreased approximately $0.7 million, to $1.9 million for the six months ended June 30, 2013, compared to $2.6 million for the six months ended June 30, 2012. The decrease was primarily related to approximately $0.7 million of lower losses on transactions denominated in foreign currencies.
The effective income tax rates for the six months ended June 30, 2013 and 2012 were 21.9% and 29.7%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate coupled with discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the release of certain unrecognized tax liabilities in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Net income from continuing operations increased by approximately $11.7 million, to $41.1 million for the six months ended June 30, 2013, compared to $29.4 million for the six months ended June 30, 2012. The increase was primarily the result of a $10.2 million reduction in interest expense, plus a $0.9 million reduction in income tax expense, plus a $0.7 million reduction in other expense, net, plus $6.6 million in debt extinguishment costs that did not recur during the first half of 2013, less a $6.6 million decrease in operating profit.

Net income attributable to noncontrolling interest was $1.8 million for the six months ended June 30, 2013, compared to $0.3 million for the six months ended June 30, 2012. The increase relates to our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $28.0 million, or 22.4%, to $153.0 million in the six months ended June 30, 2013, as compared to $125.0 million in the six months ended June 30, 2012. Of this increase, approximately $13.2 million was due to the acquisition of Arminak in February 2012. Additionally, sales of our specialty systems products increased by approximately $12.5 million, driven primarily by increased demand from our North American and European dispensing customers and, to a lesser extent, market expansion in Asia. Sales of our industrial closures increased by approximately $2.2 million as a result of increases in both North American and European demand.
Packaging's gross profit increased approximately $9.9 million to $53.6 million, or 35.0% of sales, in the six months ended June 30, 2013, as compared to $43.7 million, or 34.9% of sales, in the six months ended June 30, 2012 primarily due to the higher sales levels. Also contributing to this increase were approximately $1.3 million of purchase accounting adjustments related to the step-up in value and subsequent amortization of inventory in connection with our Arminak acquisition which adversely impacted gross margin in the first quarter of 2012. Gross margin remained flat for the six months ended June 30, 2013, as the favorable impact of the Arminak purchase accounting costs in 2012 that did not occur in 2013 and margin improvement resulting from our ongoing capital and productivity initiatives in each of the businesses within this reportable segment were mostly offset by a less favorable product sales mix, with sales of our lower margin specialty dispensing products, including sales from our Arminak and Innovative acquisitions, comprising a larger percentage of overall sales, and due to incremental costs and lower margins associated with Packaging's penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability and price our products to gain market share.
Packaging's selling, general and administrative expenses increased approximately $2.2 million to $19.4 million, or 12.7% of sales, in the six months ended June 30, 2013, as compared to $17.2 million, or 13.8% of sales, in the six months ended June 30, 2012, primarily due to normal selling, general and administrative expenses associated with the business and additional intangible asset amortization associated with Arminak and higher spending in support of our sales growth initiatives. Partially offsetting this increase was approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak adversely impacting the six months ended June 30, 2012. Selling, general and administrative expenses decreased as a percent of sales despite the increased spending levels in support of our growth initiatives due to additional operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $7.8 million to $34.2 million, or 22.4% of sales, in the six months ended June 30, 2013, as compared to $26.5 million, or 21.2% of sales, in the six months ended June 30, 2012. Operating profit increased primarily due to our higher sales levels as a result of the Arminak acquisition and increased sales in both our specialty systems and closures product lines, with profit margin also increasing as a result of reduced acquisition costs, additional productivity and additional operating leverage on the higher sales levels.
Energy.    Net sales for the six months ended June 30, 2013 increased approximately $16.0 million, or 16.3%, to $113.7 million, as compared to $97.8 million in the six months ended June 30, 2012. Of this increase, approximately $7.5 million was driven by increases with our engineering and construction customers and $6.9 million was due to the acquisitions of CIFAL, Wuflrun, GVT and Tat Lee. The remaining sales increase was due largely to increased sales generated by our European branches as a result of additional market penetration and new customer wins. These increases were partially offset by a reduction in normal customer shutdown activity at refineries and petrochemical plants compared to the prior year, and approximately $0.7 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $4.9 million to $30.2 million, or 26.6% of sales, in the six months ended June 30, 2013, as compared to $25.4 million, or 25.9% of sales, in the six months ended June 30, 2012, primarily due to higher sales levels. Increases in gross margin were attributable to improved labor productivity and manufacturing efficiencies as compared to the six months ended June 30, 2012, and increased sales of highly engineered gaskets, which return higher margins than standard gaskets. This margin improvement was partially offset by a higher percentage of sales being generated from our recent non-U.S. acquisitions and branches, which typically have lower margins due to both aggressively pricing products to penetrate new markets and incurring launch costs, including employee training of manufacturing processes.

Selling, general and administrative expenses within Energy increased approximately $4.5 million to $19.1 million, or 16.8% of sales, in the six months ended June 30, 2013, as compared to $14.6 million, or 14.9% of sales, in the six months ended June 30, 2012. This increase was primarily in support of our growth initiatives, including approximately $2.7 million for the normal operating selling, general and administrative costs of our recent acquisitions, along with an additional $0.7 million of third party finance and legal diligence fees associated with the acquired companies.
Overall, operating profit within Energy increased approximately $0.3 million to $11.1 million, or 9.7% of sales, in the six months ended June 30, 2013, as compared to $10.7 million, or 11.0% of sales, in the six months ended June 30, 2012. Operating profit remained essentially flat despite the increase in sales, as increased profit related to the higher sales levels, productivity and efficiency gains and higher margin engineered products was mostly offset by a mix shift, with the recent acquisitions and branches, which have lower margins, comprising a larger percentage of sales, and due to increases in selling, general and administrative costs in support of growth initiatives.
Aerospace & Defense.    Net sales for the six months ended June 30, 2013 increased approximately $7.5 million, or 20.2%, to $44.7 million, as compared to $37.2 million in the six months ended June 30, 2012. Sales in our aerospace business increased approximately $8.0 million, of which approximately $6.0 million was due to the acquisition of Martinic. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms. This increase was partially offset by a $0.4 million decrease in sales in our defense business.
Gross profit within Aerospace & Defense increased approximately $0.4 million to $15.5 million, or 34.6% of sales, in the six months ended June 30, 2013, from $15.1 million, or 40.5% of sales, in the six months ended June 30, 2012. Gross profit increased primarily due to higher sales levels. Gross profit margin decreased primarily due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies, costs associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona and a less favorable product sales mix due to Martinic having lower gross margins than the remainder of the aerospace businesses. Additionally, we incurred approximately $0.6 million of purchase accounting-related adjustments during the six months ended June 30, 2013 related to the step-up in value and subsequent amortization of inventory and intangible assets in connection with our Martinic acquisition.
Selling, general and administrative expenses increased approximately $0.8 million to $6.2 million, or 13.8% of sales, in the six months ended June 30, 2013, as compared to $5.4 million, or 14.5% of sales, in the six months ended June 30, 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $0.6 million associated with our Martinic acquisition. Additionally, we incurred approximately $0.3 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Martinic. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense decreased approximately $0.4 million to $9.3 million, or 20.7% of sales, in the six months ended June 30, 2013, as compared to $9.7 million, or 26.0% of sales, in the six months ended June 30, 2012. The decrease in operating profit and operating profit margin is primarily due to the manufacturing and new facility inefficiencies in our aerospace business during the six months ended June 30, 2013 and the purchase accounting adjustments and acquisition costs. The operating profit dollars were also negatively impacted by the additional selling, general and administrative costs for Martinic and the less favorable product sales mix.
Engineered Components.    Net sales for the six months ended June 30, 2013 decreased approximately $6.0 million, or 5.9%, to $96.3 million, as compared to $102.3 million in the six months ended June 30, 2012. Sales of slow speed and compressor engines and related products decreased by approximately $6.9 million as a result of decreased drilling activity coupled with reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $3.1 million, also as a result of the aforementioned reduction in drilling. This was offset by increased sales in our industrial cylinder business of approximately $4.0 million resulting from increased market share gains, which we believe were partially aided by competitive balance in the high pressure cylinder market following the ITC's May 2012 imposition of anti-dumping and countervailing duties on imported high pressure cylinders, as well as increased growth in international markets and new product introductions in high pressure and acetylene ISO cylinders.
Gross profit within Engineered Components decreased approximately $4.5 million to $18.0 million, or 18.7% of sales, in the six months ended June 30, 2013, from $22.5 million, or 22.0% of sales, in the six months ended June 30, 2012, primarily due to the lower sales levels. Gross margin was lower for the six months ended June 30, 2013 due to lower fixed cost absorption due to lower production and purchasing levels given the decline in sales in the engine business and a less favorable product sales mix in our engine business. Gross margin within our industrial cylinder business remained flat, as increases in gross margin as a result of productivity initiatives were offset by decreases in margin related to increased utility costs, primarily driven by natural gas inflation.

Selling, general and administrative expenses remained relatively flat at $6.4 million, or 6.7% of sales, in the six months ended June 30, 2013, as compared to $6.5 million, or 6.3% of sales, in the six months ended June 30, 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, while reductions in legal fees associated with the anti-dumping claim in the second quarter of 2012 in our industrial cylinder business were offset by increased spending on new products and higher employee costs.
Operating profit within Engineered Components decreased approximately $4.7 million to $11.6 million, or 12.0% of sales, in the six months ended June 30, 2013, as compared to operating profit of $16.3 million, or 15.9% of sales, in the six months ended June 30, 2012, primarily due to the lower sales levels between years, lower fixed cost absorption and less favorable product mix in our engine business, which was partially offset by sales increases and lower selling, general and administrative expenses in the industrial cylinder business.
Cequent APEA.    Net sales increased approximately $13.6 million, or 24.0%, to $70.4 million in the six months ended June 30, 2013, as compared to $56.8 million in the six months ended June 30, 2012. Approximately $11.2 million of the sales increase was due to the acquisitions of Trail Com and Witter. Additionally, we experienced a sales increase due to new business awards in Asia and strengthening market demand in Australia. Partially offsetting these increases was the negative impact of currency exchange of approximately $1.1 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $3.7 million to $14.9 million, or 21.2% of sales, in the six months ended June 30, 2013, from approximately $11.2 million, or 19.8% of sales, in the six months ended June 30, 2012. Gross profit increased primarily due to higher sales levels. Gross profit margin increased primarily due to efficiencies gained in our Australian businesses following the completion of the consolidation of two manufacturing facilities into one, as the facilities were inefficient and duplicative costs were incurred during the first half of 2012 during the move and consolidation process. These efficiencies were partially offset by a less favorable sales mix, as the newly acquired businesses have lower margins than the legacy business, and approximately $0.7 million of purchase accounting-related adjustments related to the step-up in value and subsequent amortization of inventory in connection with our Witter acquisition.
Selling, general and administrative expenses increased approximately $3.0 million to $9.2 million, or 13.0% of sales, in the six months ended June 30, 2013, as compared to $6.2 million, or 10.9% of sales, in the six months ended June 30, 2012, primarily in support of our growth initiatives, including approximately $1.8 million of normal operating selling, general and administrative costs related to Witter and Trail Com as well as increased legal and professional costs of approximately $0.6 million associated with our acquisitions.
Cequent APEA's operating profit increased approximately $0.6 million to approximately $5.7 million, or 8.1% of sales, in the six months ended June 30, 2013 as compared to $5.1 million, or 8.9% of net sales, in the six months ended June 30, 2012. Operating profit increased primarily due to higher sales levels, while operating profit margin decreased, as the margin impact of the facility efficiency gains was more than offset by the less favorable sales mix and incremental costs associated with our recent acquisitions.
Cequent Americas.    Net sales increased approximately $20.7 million, or 9.5%, to $237.7 million in the six months ended June 30, 2013, as compared to $217.0 million in the six months ended June 30, 2012, primarily due to year-over-year increases within our OE, aftermarket and retail channels. Sales within our OE channel increased approximately $8.0 million due to increased OEM build rates and new business awards. Net sales within our retail channel increased by approximately $7.8 million, primarily due to increased demand and higher sales related to our new broom and brush product line. Sales within our aftermarket channel increased approximately $6.4 million, predominately due to strength in the recreational vehicle and OE aftermarket subcategories and due to our July 2012 acquisition of Engetran, which generated approximately $2.4 million in sales during the six months ended June 30, 2013. These increases were partially offset by a decrease of $1.6 million in our industrial channel primarily due to an overall decrease in agricultural and industrial trailer production as well as the rationalization of certain lower margin business in electrical and lighting products.
Cequent Americas' gross profit decreased approximately $2.5 million to $54.5 million, or 22.9% of sales, in the six months ended June 30, 2013, as compared to $57.0 million, or 26.3% of sales, in the six months ended June 30, 2012. The profit generated from the increase in sales during the second quarter of 2013 was more than offset by approximately $4.7 million of incremental costs associated with our announced closure of our Goshen, Indiana manufacturing facility and relocation of the production therefrom to our lower cost country facilities. The largest cost related to the facility closure was approximately $3.8 million of severance costs associated with the hourly employees. The remainder of the costs related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production and aftermarket programs thereto. In addition, we experienced a less favorable product sales mix in the first half of 2013 due to incremental sales from our new retail broom and brush line and Engetran, which yield lower margins than certain of the other products in this reportable segment, as well as an increase in freight costs.

Selling, general and administrative expenses increased approximately $3.6 million to $40.9 million, or 17.2% of sales, in the six months ended June 30, 2013, as compared to $37.3 million, or 17.2% of sales, in the six months ended June 30, 2012, primarily as a result of higher ongoing selling, general and administrative costs of approximately $1.8 million associated with our acquisitions of Engetran and our new broom and brush product line. Additionally, this segment incurred higher employee costs in support of our growth initiatives and recognized approximately $0.7 million of increased selling, general and administrative expenses associated with our actions to move and consolidate production facilities during the first six months of 2013 compared to 2012.
Cequent Americas' operating profit decreased approximately $6.1 million to $13.6 million, or 5.7% of sales, in the six months ended June 30, 2013, as compared to $19.7 million, or 9.1% of net sales, in the six months ended June 30, 2012, as costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and increase in selling, general and administrative expenses in support of our growth initiatives more than offset the additional margin gained from the higher sales levels in the six months ended June 30, 2013.
Corporate Expenses.    Corporate expenses consist of the following:

	Six months ended June 30,
	2013	2012
	(in millions)
Corporate operating expenses	$8.2	$6.8
Employee costs and related benefits	11.9	9.2
Corporate expenses	$20.1	$16.0
Corporate expenses increased approximately $4.1 million to $20.1 million for the six months ended June 30, 2013, from $16.0 million for the six months ended June 30, 2012. The increase between years is primarily attributed to higher employee costs and related benefits associated with long-term incentive programs, in addition to an increase in third party professional fees, primarily supporting our international growth efforts for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. During the six months ended June 30, 2013, income from discontinued operations, net of income tax expense, was $0.7 million. See Note 4, "Discontinued Operations and Assets Held for Sale," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2013 was approximately $13.5 million, as compared to cash used for operating activities of approximately $4.9 million for the six months ended June 30, 2012. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the six months ended June 30, 2013, the Company generated $66.6 million of cash, based on the reported net income of $41.8 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. For the six months ended June 30, 2012, the Company generated $61.3 million in cash flows based on the reported net income of $29.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $54.5 million and $41.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. Our days sales outstanding of receivables increased by four days period over period.

•
For the six months ended June 30, 2013, we reduced our investment in inventory, which resulted in a cash source of $1.3 million, as significant increases to our inventory levels were not required despite the increases in sales. For the six months ended June 30, 2012, we used approximately $31.3 million of cash for investments in our inventories. During 2012, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, and we also increased inventory levels in our Cequent Americas reportable segment in late

2012 given the planned closure of the Goshen, Indiana manufacturing facility. As a result, inventory levels were higher at the end of 2012, requiring less of an investment in inventory during the first half of 2013 compared to the first half of 2012.

•
For the six months ended June 30, 2013 and 2012, accounts payable and accrued liabilities resulted in a net source of cash of approximately $2.3 million and $8.5 million, respectively. The change in cash provided by accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers, as the days of accounts payable on hand decreased to 54 days in 2013 as compared to 63 days in 2012.

Net cash used for investing activities for the six months ended June 30, 2013 and 2012 was approximately $71.8 million and $85.7 million, respectively. During the first half of 2013, we paid approximately $46.6 million for business acquisitions, including the acquisition of Martinic in our Aerospace & Defense reportable segment, Wulfrun in our Energy reportable segment and Witter in our Cequent APEA segment. We also incurred approximately $25.9 million in capital expenditures, which is consistent with our 2012 levels, as we have continued our investment in growth and productivity-related capital projects. Cash received from the disposition of assets was approximately $0.7 million for the first half of 2013. During the first half of 2012, we paid approximately $61.8 million for business acquisitions, primarily for the acquisition of Arminak within our Packaging reportable segment, we invested approximately $26.6 million in capital expenditures and cash received from the disposition of assets was approximately $2.8 million.
Net cash provided by financing activities was approximately $56.5 million and $30.9 million for the six months ended June 30, 2013 and 2012, respectively. The increase is primarily due to additional net borrowings on our receivables and revolving credit facilities of approximately $57.0 million and $3.4 million on our term loan in Australia, as compared to December 31, 2012. This is partially offset by an increase in shares surrendered for tax obligations of approximately $2.8 million, a decrease in proceeds received from the exercise of stock options of approximately $4.8 million and approximately $0.9 million in distributions to noncontrolling interest during the first six months of 2013 as compared to the first six months of 2012.
Our Debt and Other Commitments
We are party to a Credit Agreement consisting of a $250.0 million senior secured revolving credit facility, a $200.0 million senior secured term loan A facility and a $200.0 million senior secured term loan B facility. During the second quarter of 2013, the Company amended the portion of its Credit Agreement related to the $250.0 million senior secured revolving credit facility to permit revolving borrowing denominated in specified foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit. Under this amendment, Foreign Currency Loans are available at rates equivalent to those previously established under the Credit Agreement, for the applicable interest period.
At June 30, 2013, $396.0 million was outstanding on the term loan facilities and $16.2 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2013.

If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.57 to 1.00 at June 30, 2013. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2013. Our actual interest expense coverage ratio was 7.89 to 1.00 at June 30, 2013. At June 30, 2013, we were in compliance with our financial and other covenants.
The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2013. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
	(dollars in thousands)
Net income attributable to TriMas Corporation	$33,880	$29,150	$40,070	$44,800
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	2,410	270	1,770	3,910
Interest expense, net (as defined)	35,800	20,970	10,750	25,580
Income tax expense	5,970	12,440	11,560	5,090
Depreciation and amortization	44,870	21,870	24,790	47,790
Non-cash compensation expense(1)	9,280	3,510	4,750	10,520
Other non-cash expenses or losses	3,680	2,870	1,430	2,240
Non-recurring expenses or costs in connection with acquisition integration(2)	350	50	230	530
Debt extinguishment costs(3)	46,810	6,560	—	40,250
Non-recurring expenses or costs for cost saving projects	10,230	4,230	7,100	13,100
Permitted acquisitions(4)	9,600	6,090	1,160	4,670
EBITDA of partially-owned subsidiaries attributable to noncontrolling interest(5)	(3,720)	(870)	(2,590)	(5,440)
Consolidated Bank EBITDA, as defined	$199,160	$107,140	$101,020	$193,040

	June 30, 2013
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$496,400
Consolidated Bank EBITDA, as defined	193,040
Actual leverage ratio	2.57	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2012	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013	Twelve Months Ended June 30, 2013
	(dollars in thousands)
Interest expense, net (as reported)	$35,800	$20,970	$10,750	$25,580
Bank stipulated adjustments:
Interest income	(440)	(280)	(170)	(330)
Non-cash amounts attributable to amortization of financing costs	(2,650)	(1,600)	(870)	(1,920)
Pro forma adjustment for acquisitions and dispositions	2,720	1,850	260	1,130
Total Consolidated Cash Interest Expense, as defined	$35,430	$20,940	$9,970	$24,460

	June 30, 2013
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$193,040
Total Consolidated Cash Interest Expense, as defined	24,460
Actual interest expense coverage ratio	7.89	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25.0 million in the aggregate.

(3)	Costs incurred with refinancing our credit facilities.

(4)	EBITDA from permitted acquisitions, as defined.

(5)	Adjustment to EBITDA related to the percent ownership of non-wholly owned subsidiary, as defined.
(6) Includes $15.8 million of acquisition deferred purchase price.
In addition to our Credit Agreement, our Australian subsidiary is party to a debt agreement which matures on August 31, 2013 and is secured by substantially all the assets of the subsidiary. At June 30, 2013, the balance outstanding under this agreement was approximately $8.2 million at an interest rate of 2.9%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at June 30, 2013.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We had $58.5 million and $18.0 million outstanding under the facility as of June 30, 2013 and December 31, 2012 and $33.4 million and $51.9 million, respectively, available but not utilized.
At June 30, 2013, we had $16.2 million outstanding under our revolving credit facility and had $210.2 million potentially available after giving effect to approximately $23.6 million of letters of credit issued and outstanding. At December 31, 2012, we had no amounts outstanding under our revolving credit facility and had $226.7 million, respectively, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2013 and December 31, 2012, we had $179.2 million and $230.5 million, respectively, of borrowing capacity available for general corporate purposes.

Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.6 million in letters of credit outstanding related thereto, is approximately $210.2 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $90 million for the first half of 2013, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first half of 2013 approximated $136.5 million, compared to the weighted average daily amounts outstanding during the first half of 2012 of $49.8 million. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. During the first half of 2013, when we typically use available liquidity for daily working capital requirements, we also funded approximately $46.6 million of acquisitions. In addition, during the fourth quarter of 2012, we refinanced our credit facilities, which enabled a shift in our debt structure to all bank debt and retiring the higher-interest cost senior secured notes. As a result of the refinance we have less amounts allocated to our term loan borrowings and more outstanding amounts on our revolving facility, as evidenced in our daily amounts outstanding under our revolving credit and accounts receivable facility. As compared to the first half of 2012, with cash proceeds from the sale of our precision tool cutting and specialty fittings lines of business at the end of 2011 and our May 2012 equity offering, overall borrowings were lower despite the completion of significant acquisitions and additional capital expenditures in support of our growth initiatives. Due to the change in our debt structure and the timing of acquisitions in the first half of the year, as well as cash on hand at the end of the year, our weighted average daily borrowings were higher in the first half of 2013 as compared to the first half of 2012.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $179.2 million at June 30, 2013, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 10, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and expires on October 11, 2019.
We are subject to variable interest rates on our term loans and revolving credit facility. At June 30, 2013, 1-Month LIBOR and 3-Month LIBOR approximated 0.19% and 0.27%, respectively. Based on our variable rate-based borrowings outstanding at June 30, 2013, and after consideration of the 1.00% LIBOR-floor our term loan B facility and the interest rate swap agreement associated with our $175 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.6 million annually.
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
Outlook
Over the past few years, we have successfully executed our growth strategies via bolt-on acquisitions and geographic expansion in several of our reportable segments. We also have experienced significant market share gains within our businesses and continued to develop and introduce new products, both of which are aiding in our double-digit top-line growth rate despite low levels of economic growth. These accomplishments have enabled us to broaden our product portfolio and cross-sell our existing products to new markets while introducing our newly-acquired products into our existing markets. In order to capture these opportunities, we strategically increased our investments in inventory levels, acquisition capital and capital projects in certain of our businesses compared to historical levels to ensure we had the products available and capacity ready, particularly in our higher-margin platforms, to support the significant sales growth. While this has helped to increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, primarily as a result of significant diligence and purchase accounting costs combined with acquisitions of businesses that, upon acquisition date, have lower margins than our legacy businesses. In addition, we are working through footprint consolidation projects in our Cequent businesses, incurring costs to complete the moves to more efficient and cost-effective facilities by the end of 2013.
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
Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.

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
During the quarter ended June 30, 2013, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of June 30, 2013, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 12, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(c)	First Amendment dated as of April 12, 2013 to the Amended and Restated Credit Agreement dated as of October 11, 2012.
10.2(d)	Amendment No. 1 to the TriMas Corporation 2011 Omnibus Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 25, 2013 (File No. 001-10716).
(d)	Incorporated by reference to Appendix A filed with our Definitive Proxy Statement on Schedule 14A filed on April 5, 2013 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	July 25, 2013	By:	A. Mark Zeffiro Executive Vice President & Chief Financial Officer