Form 10-Q
period 2013-09-30
TRIMAS CORP
filed 2013-10-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2013, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 44,980,746 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$209,350	$20,580
Receivables, net of reserves of approximately $3.5 million and $3.7 million as of September 30, 2013 and December 31, 2012, respectively	201,110	150,390
Inventories	249,630	238,020
Deferred income taxes	17,690	18,270
Prepaid expenses and other current assets	17,960	10,530
Total current assets	695,740	437,790
Property and equipment, net	206,730	185,030
Goodwill	290,270	270,940
Other intangibles, net	200,310	206,160
Other assets	39,270	31,040
Total assets	$1,432,320	$1,130,960
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$21,600	$14,370
Accounts payable	152,460	158,410
Accrued liabilities	83,090	74,420
Total current liabilities	257,150	247,200
Long-term debt	458,140	408,070
Deferred income taxes	63,310	60,370
Other long-term liabilities	80,940	84,960
Total liabilities	859,540	800,600
Redeemable noncontrolling interests	27,960	26,780
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 44,976,263 shares at September 30, 2013 and 39,375,790 shares at December 31, 2012	450	390
Paid-in capital	815,270	634,800
Accumulated deficit	(302,170)	(370,870)
Accumulated other comprehensive income	31,270	39,260
Total shareholders' equity	544,820	303,580
Total liabilities and shareholders' equity	$1,432,320	$1,130,960

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$355,620	$335,870	$1,071,430	$971,870
Cost of sales	(261,470)	(245,730)	(790,570)	(706,930)
Gross profit	94,150	90,140	280,860	264,940
Selling, general and administrative expenses	(61,220)	(53,550)	(182,540)	(156,730)
Net gain on dispositions of property and equipment	10,360	10	10,350	330
Operating profit	43,290	36,600	108,670	108,540
Other expense, net:
Interest expense	(5,570)	(9,450)	(16,320)	(30,420)
Debt extinguishment costs	—	—	—	(6,560)
Other income (expense), net	2,290	140	360	(2,410)
Other expense, net	(3,280)	(9,310)	(15,960)	(39,390)
Income from continuing operations before income tax expense	40,010	27,290	92,710	69,150
Income tax expense	(10,060)	(7,330)	(21,620)	(19,770)
Income from continuing operations	29,950	19,960	71,090	49,380
Income from discontinued operations, net of income tax expense	—	—	700	—
Net income	29,950	19,960	71,790	49,380
Less: Net income attributable to noncontrolling interests	1,320	1,290	3,090	1,560
Net income attributable to TriMas Corporation	$28,630	$18,670	$68,700	$47,820
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.71	$0.48	$1.71	$1.29
Discontinued operations	—	—	0.02	—
Net income per share	$0.71	$0.48	$1.73	$1.29
Weighted average common shares—basic	40,345,828	39,045,282	39,668,693	36,994,192
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.70	$0.47	$1.70	$1.28
Discontinued operations	—	—	0.02	—
Net income per share	$0.70	$0.47	$1.72	$1.28
Weighted average common shares—diluted	40,746,503	39,508,503	40,029,425	37,379,292

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$29,950	$19,960	$71,790	$49,380
Other comprehensive income:
Amortization of defined benefit plan deferred (gains) losses (net of tax of $0.1 million and ($0.5) million for the three months ended September 30, 2013 and 2012, and $0.3 million and ($0.4) million for the nine months ended September 30, 2013 and 2012, respectively) (Note 17)	210	(740)	600	(530)
Foreign currency translation	(1,930)	3,040	(12,540)	2,680
Net changes in unrealized gain (loss) on derivative instruments (net of tax of ($0.5) million and ($0.1) million, and $2.5 million and ($0.6) million for the three and nine months ended September 30, 2013 and 2012, respectively) (Note 12)	(800)	(80)	3,950	(1,000)
Total other comprehensive income (loss)	(2,520)	2,220	(7,990)	1,150
Total comprehensive income	27,430	22,180	63,800	50,530
Less: Net income attributable to noncontrolling interests	1,320	1,290	3,090	1,560
Total comprehensive income attributable to TriMas Corporation	$26,110	$20,890	$60,710	$48,970

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$71,790	$49,380
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of property and equipment	(10,350)	(330)
Bargain purchase gain	(2,880)	—
Depreciation	22,190	18,990
Amortization of intangible assets	14,420	14,460
Amortization of debt issue costs	1,310	2,240
Deferred income taxes	(3,180)	(3,480)
Debt extinguishment costs	—	6,560
Non-cash compensation expense	7,110	6,640
Excess tax benefits from stock based compensation	(1,280)	(2,310)
Increase in receivables	(48,560)	(38,750)
(Increase) decrease in inventories	1,800	(31,440)
Increase in prepaid expenses and other assets	(7,100)	(600)
Decrease in accounts payable and accrued liabilities	(4,280)	(6,130)
Other, net	290	170
Net cash provided by operating activities, net of acquisition impact	41,280	15,400
Cash Flows from Investing Activities:
Capital expenditures	(35,150)	(36,440)
Acquisition of businesses, net of cash acquired	(56,000)	(84,600)
Net proceeds from disposition of assets	10,720	2,950
Net cash used for investing activities	(80,430)	(118,090)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	174,720	79,040
Proceeds from borrowings on term loan facilities	150,090	140,370
Repayments of borrowings on term loan facilities	(151,710)	(130,850)
Proceeds from borrowings on revolving credit and accounts receivable facilities	632,740	555,300
Repayments of borrowings on revolving credit and accounts receivable facilities	(575,730)	(555,300)
Repurchase of 9¾% senior secured notes	—	(50,000)
Senior secured notes redemption premium and debt financing fees	—	(4,880)
Distributions to noncontrolling interests	(1,910)	(820)
Proceeds from contingent consideration related to disposition of businesses	1,030	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(3,930)	(990)
Proceeds from exercise of stock options	1,340	5,680
Excess tax benefits from stock based compensation	1,280	2,310
Net cash provided by financing activities	227,920	39,860
Cash and Cash Equivalents:
Increase (decrease) for the period	188,770	(62,830)
At beginning of period	20,580	88,920
At end of period	$209,350	$26,090
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,610	$20,990
Cash paid for taxes	$29,880	$23,000
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2013
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
Net income attributable to TriMas Corporation	—	—	68,700	—	68,700
Other comprehensive loss	—	—	—	(7,990)	(7,990)
Net proceeds from equity offering of common stock (Note 3)	50	174,670	—	—	174,720
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(3,930)	—	—	(3,930)
Stock option exercises and restricted stock vestings	10	1,340	—	—	1,350
Excess tax benefits from stock based compensation	—	1,280	—	—	1,280
Non-cash compensation expense	—	7,110	—	—	7,110
Balances, September 30, 2013	$450	$815,270	$(302,170)	$31,270	$544,820

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent Asia Pacific Europe Africa ("Cequent APEA") and Cequent Americas. The Company renamed its former "Cequent Asia Pacific" reportable segment "Cequent APEA" effective in the second quarter of 2013 following the Company's recent acquisitions to more appropriately reflect the expanding geography covered by the businesses in this reportable segment. See Note 14, "Segment Information," for further information on each of the Company's reportable segments.
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
2. New Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-5, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-5"). ASU 2013-5 requires a reporting entity that either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to release any cumulative translation adjustment into net income. ASU 2013-5 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company applied the provisions of ASU 2013-5 to the sale of its business in Italy within the Packaging reportable segment. See Note 4, "Facility Closure and Sale of Business," for further details.
3. Equity Offering
In September 2013, the Company issued 5,175,000 shares of its common stock via a public offering at a price of $35.40 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of approximately $8.5 million, totaled approximately $174.7 million. The net proceeds will be used for general corporate purposes, including future acquisitions, capital expenditures and working capital requirements.
4. Facility Closure and Sale of Business
Facility Closure
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production currently in Goshen to lower-cost manufacturing facilities during 2013, and recorded a charge, primarily for severance benefits, of approximately $1.2 million related to the termination of approximately 70 salaried employees that were involuntarily terminated. In the first quarter of 2013, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded a charge, primarily for severance benefits of approximately $3.8 million, which is included in cost of sales in the accompanying consolidated statement of income, for its approximately 350 union hourly workers to be involuntarily terminated. As of September 30, 2013, the Company had paid approximately $1.0 million of the total hourly and salaried severance benefits, with the remainder to be paid by mid 2014.
In addition, the Company expects to record approximately $1.6 million of accelerated depreciation expense between the facility closure announcement date and the closure date as a result of shortening the expected useful lives on certain machinery, equipment and leasehold improvement assets that the Company no longer will utilize following the facility closure. The Company recorded approximately $0.5 million and $1.2 million of such accelerated depreciation expense for the three and nine months ended September 30, 2013, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company's manufacturing facility in Goshen is subject to a lease agreement expiring in 2022. Upon the cease-use date of the facility, the Company expects to record a pre-tax charge within its Cequent Americas reportable segment in the range of $4.0 million to $5.0 million for its estimate of future lease obligations.
Sale of Business
On August 5, 2013, the Company announced the sale of its business in Italy within the Packaging reportable segment for cash of approximately $10.3 million, with the final sale price remaining subject to a working capital adjustment, if any, which is expected to be completed by the end of the first quarter of 2014. As a result, the Company recorded a pre-tax gain of approximately $10.5 million, of which $7.9 million related to the release of historical currency translation adjustments into income, as proscribed under ASU 2013-5. See Note 2, "New Accounting Pronouncements," for further details.
5. Discontinued Operations
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
6. Acquisitions
During the first nine months of 2013, the Company completed acquisitions for an aggregate amount of approximately $56 million, net of cash acquired. Of these acquisitions, the most significant included Martinic Engineering, Inc. ("Martinic") within the Company's Aerospace & Defense reportable segment, Wulfrun Specialised Fasteners Limited ("Wulfrun") within the Company's Energy reportable segment and C.P. Witter Limited ("Witter") and the towing technology and business assets of AL-KO GmbH("AL-KO"), both within the Company's Cequent APEA reportable segment. Martinic is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the twelve months ended December 31, 2012. Wulfrun is a manufacturer and distributor of specialty bolting and CNC machined components for use in critical oil and gas, pipeline and power generation applications located in the United Kingdom and generated approximately $10 million in revenue for the twelve months ended December 31, 2012. Also located in the United Kingdom, Witter is a manufacturer of highly-engineered towbars and accessories which are distributed through a wide network of commercial dealers, and generated approximately $20 million in revenue for the twelve months ended March 31, 2013. The Company also completed the acquisition of the towing technology and business assets of AL-KO, located in both Germany and Finland. The acquired assets generated approximately $16 million of revenue for the twelve months ended June 30, 2013. The fair value of the AL-KO net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $2.9 million, which is included in other income (expense), net in the accompanying consolidated statement of income for the three and nine months ended September 30, 2013. While the Company has recorded preliminary purchase accounting adjustments for these acquisitions, the Company may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.
7. Arminak & Associates
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
At September 30, 2013, the estimated fair value of the redeemable noncontrolling interest exceeded the redemption value. Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Nine months ended September 30, 2013
(dollars in thousands)
Beginning balance, December 31, 2012	$26,780
Distributions to noncontrolling interests	(1,910)
Net income attributable to noncontrolling interests	$3,090
Ending balance, September 30, 2013	$27,960
The Company previously presented pro forma net sales and net income attributable to TriMas Corporation as if the business combination occurred as of January 1, 2011. Certain nonrecurring adjustments for acquisition costs incurred and purchase accounting adjustments related to step-up in value and subsequent amortization of inventory were included in the first quarter 2011 pro forma results thereof. Pro forma net sales and net income attributable to TriMas Corporation for the three and nine months ended September 30, 2012 were $335.9 million and $18.7 million, respectively, and $979.9 million and $49.8 million, respectively. The supplemental pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that might have been achieved.
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
8. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Goodwill from acquisitions	—	14,280	8,420	—	—	—	22,700
Goodwill associated with sold businesses	(2,060)	—	—	—	—	—	(2,060)
Foreign currency translation	410	(1,450)	—	—	—	(270)	(1,310)
Balance, September 30, 2013	$157,330	$77,040	$49,550	$3,180	$—	$3,170	$290,270

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2013 and December 31, 2012 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2013		As of December 31, 2012
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$87,210	$(34,380)	$85,740	$(30,080)
Customer relationships, 15 – 25 years	154,610	(92,130)	154,610	(85,960)
Total customer relationships	241,820	(126,510)	240,350	(116,040)
Technology and other, 1 – 15 years	38,070	(28,270)	37,130	(26,320)
Technology and other, 17 – 30 years	44,350	(24,750)	43,800	(23,070)
Total technology and other	82,420	(53,020)	80,930	(49,390)
Indefinite-lived intangible assets:
Trademark/Trade names	55,600	—	50,310	—
Total other intangible assets	$379,840	$(179,530)	$371,590	$(165,430)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Technology and other, included in cost of sales	$1,200	$1,270	$3,610	$3,620
Customer relationships, included in selling, general and administrative expenses	3,000	4,000	10,810	10,840
Total amortization expense	$4,200	$5,270	$14,420	$14,460
9. Inventories
Inventories consist of the following components:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Finished goods	$154,940	$159,550
Work in process	29,060	29,270
Raw materials	65,630	49,200
Total inventories	$249,630	$238,020

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Land and land improvements	$5,860	$6,410
Buildings	65,190	59,610
Machinery and equipment	359,410	332,040
	430,460	398,060
Less: Accumulated depreciation	223,730	213,030
Property and equipment, net	$206,730	$185,030
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,440	$5,400	$18,910	$16,420
Depreciation expense, included in selling, general and administrative expense	1,190	900	3,280	2,570
Total depreciation expense	$7,630	$6,300	$22,190	$18,990
11. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Credit Agreement	$413,720	$399,500
Receivables facility and other	66,020	22,940
	479,740	422,440
Less: Current maturities, long-term debt	21,600	14,370
Long-term debt	$458,140	$408,070
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
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2013 and December 31, 2012, the Company had letters of credit of approximately $23.7 million and $23.3 million, respectively, issued and outstanding.
At September 30, 2013, the Company had $20.7 million outstanding under its revolving credit facility and had $205.6 million potentially available after giving effect to approximately $23.7 million of letters of credit issued and outstanding. At December 31, 2012, the Company had no amounts outstanding under its revolving credit facility and had $226.7 million, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $206.6 million and $230.5 million at September 30, 2013 and December 31, 2012, respectively, of borrowing capacity available to it for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $250.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The terms of the Credit Agreement contain certain limitations on the distribution of funds from TriMas Company LLC, the Company's principal subsidiary. The terms of the Credit Agreement require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). The Company was in compliance with its covenants at September 30, 2013.
As of September 30, 2013 and December 31, 2012, the Company's term loan A facility traded at approximately 98.5% and 99.3% of par value, respectively, and the Company's term loan B facility traded at approximately 100.0% and 99.9% of par value, respectively. The valuations of the term loans were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.20% and 1.50% as of September 30, 2013 and 2012, respectively, and a fee on the unused portion of the facility of 0.40% and 0.45% as of September 30, 2013 and 2012, respectively.
The Company had $55.0 million and $18.0 million outstanding under the facility as of September 30, 2013 and December 31, 2012, respectively, and $36.0 million and $51.9 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.4 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $1.1 million and $0.8 million for the nine months ended September 30, 2013 and 2012, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 12, 2017.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of September 30, 2013, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.
Other Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on December 31, 2013 and is secured by substantially all the assets of the subsidiary. At September 30, 2013 and December 31, 2012, the balance outstanding under this agreement was approximately $8.4 million and $4.8 million, respectively, at an average interest rate of 2.6% and 3.2%, respectively.
12. Derivative Instruments
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
As of September 30, 2013 and December 31, 2012, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2013	December 31, 2012
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$5,240	$—
Interest rate swap	Accrued liabilities	(500)	(530)
Interest rate swap	Other long-term liabilities	—	(690)
Total derivatives designated as hedging instruments		$4,740	$(1,220)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2013 and 2012:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Loss Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2013	As of December 31, 2012	Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	2013	2012	2013	2012
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$2,930	$(760)	Interest expense	$(240)	$(140)	$(560)	$(250)
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

		Amount of Loss Recognized in Earnings on Derivatives
	Location of Loss Recognized in Earnings on Derivatives	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Interest expense	$(140)	$—	$(410)	$—
Valuations of the interest rate swap were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
September 30, 2013	Interest rate swaps	Recurring	$4,740	$—	$4,740	$—
December 31, 2012	Interest rate swaps	Recurring	$(1,220)	$—	$(1,220)	$—

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

13. Commitments and Contingencies
Asbestos
As of September 30, 2013, the Company was a party to 1,078 pending cases involving an aggregate of 7,950 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000
Nine Months Ended September 30, 2013	7,880	283	179	34	$2,001	$1,981,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,950 claims pending at September 30, 2013, 133 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	106	17	10	70	51	12	115	14	4
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
14. Segment Information
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net Sales
Packaging	$82,010	$77,240	$235,000	$202,250
Energy	47,680	45,460	161,420	143,220
Aerospace & Defense	26,540	20,810	71,250	58,000
Engineered Components	47,540	51,880	143,830	154,180
Cequent APEA	40,950	37,480	111,330	94,230
Cequent Americas	110,900	103,000	348,600	319,990
Total	$355,620	$335,870	$1,071,430	$971,870
Operating Profit (Loss)
Packaging	$31,320	$18,240	$65,550	$44,700
Energy	1,450	3,780	12,530	14,520
Aerospace & Defense	6,060	6,030	15,330	15,710
Engineered Components	2,860	6,310	14,450	22,620
Cequent APEA	3,570	3,950	9,300	9,000
Cequent Americas	7,440	8,430	21,030	28,090
Corporate expenses	(9,410)	(10,140)	(29,520)	(26,100)
Total	$43,290	$36,600	$108,670	$108,540
15. Equity Awards
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
Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2013. Information related to stock options at September 30, 2013 is as follows:

	Number of Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	675,665	$15.52
Exercised	(320,940)	21.25
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2013	354,725	$10.33	4.2	$9,569,015

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

As of September 30, 2013, 351,703 stock options were exercisable under the Plans. In addition, during the nine months ended September 30, 2013, 11,698 stock options vested for which the associated fair value was less than $0.1 million. The fair value of options which vested during the nine months ended September 30, 2012 was $0.4 million.
The Company did not incur significant stock-based compensation expense related to stock options during the nine months ended September 30, 2013 and 2012.
Restricted Shares
During the nine months ended September 30, 2013, the Company issued 4,013 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at September 30, 2013 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	636,037	$22.02
Granted	403,615	28.23
Vested	(352,236)	21.94
Cancelled	(4,516)	25.73
Outstanding at September 30, 2013	682,900	$25.71	1.6	$25,478,499
As of September 30, 2013, there was approximately $8.2 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.6 years.
The Company recognized approximately $2.4 million and $2.7 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2013 and 2012, respectively, and approximately $7.1 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
16. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 231,434 and 289,120 restricted shares for the three months ended September 30, 2013 and 2012, respectively and 176,667 and 164,163 restricted shares for the nine months ended September 30, 2013 and 2012, respectively. The calculation of diluted earnings per share also included options to purchase 169,241 and 174,101 shares of common stock for the three months ended September 30, 2013 and 2012, respectively and 184,065 and 220,937 shares of common stock for the nine months ended September 30, 2013 and 2012, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
	(dollars in thousands)
Service costs	$170	$150	$520	$450	$—	$—	$—	$—
Interest costs	410	410	1,230	1,210	10	20	30	40
Expected return on plan assets	(460)	(430)	(1,380)	(1,280)	—	—	—	—
Amortization of prior service cost	—	—	10	10	—	(70)	—	(200)
Settlement/curtailment (gain)	—	—	—	—	—	(1,490)	—	(1,490)
Amortization of net (gain)/loss	320	260	960	790	(20)	(20)	(60)	(60)
Net periodic benefit cost	$440	$390	$1,340	$1,180	$(10)	$(1,560)	$(30)	$(1,710)
During the third quarter of 2012, the Company recognized previously deferred gains associated with one of the Company's postretirement benefit plans of approximately $1.5 million as a result of not having any remaining eligible participants. This benefit is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
The Company contributed approximately $0.7 million and $2.6 million to its defined benefit pension plans during the three and nine months ended September 30, 2013, respectively. The Company expects to contribute approximately $3.0 million to its defined benefit pension plans for the full year 2013.
18. Other Comprehensive Income
Changes in AOCI by component for the nine months ended September 30, 2013 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	600	3,340	(4,630)	(690)
Less: Net realized gains (losses) reclassified to net income	—	(610)	7,910	7,300
Net current-period change	600	3,950	(12,540)	(7,990)
Balance, September 30, 2013	$(11,840)	$2,270	$40,840	$31,270
During the nine months ended September 30, 2013, the Company reclassified $0.6 million (net of income tax benefit of $0.4 million) from AOCI into interest expense. See Note 12, "Derivative Instruments," for additional details. The Company also reclassified approximately $7.9 million from AOCI into net income related to the sale of a business during the nine months ended September 30, 2013. See Note 4, "Facility Closure and Sale of Business," for further details. No other amounts were reclassified out of AOCI and into the consolidated statement of income during the nine months ended September 30, 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

19. Subsequent Events
Debt Refinance
In October 2013, the Company entered into new senior secured credit facilities, pursuant to which the Company was able to reduce interest rates, extend maturities and increase its available liquidity compared to the existing Credit Agreement. Below is a summary of the key terms of the new facilities:

Instrument	Amount ($ in millions)	Maturity Date	Initial Interest Rate
Senior Secured Revolving Credit facility	$575.0	10/16/2018	LIBOR plus 1.625%
Senior Secured Term Loan A facility	$175.0	10/16/2018	LIBOR plus 1.625%
The Company used the proceeds from borrowings under the new facilities to repay all outstanding amounts under the existing Credit Agreement.
Acquisition
In October 2013, the Company acquired the stock of Mac Fasteners, Inc. ("Mac Fasteners") for the cash purchase price of approximately $34 million, plus the potential for up to approximately $6 million of contingent consideration, payable based on attainment of certain future operating results. The purchase price remains subject to the finalization of a net working capital adjustment, if any, which is expected to be completed by the end of the first quarter of 2014. Mac Fasteners is in the business of manufacturing and distribution of stainless steel aerospace fasteners, globally utilized by OEMs, aftermarket repair companies, and commercial and military aircraft producers. Mac Fasteners generated approximately $17.5 million in revenue for the twelve months ended September 30, 2013 and will be included in the Company's Aerospace & Defense reportable segment.

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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2013 and 2012:

	Three months ended September 30,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$82,010	23.0%	$77,240	23.0%
Energy	47,680	13.4%	45,460	13.5%
Aerospace & Defense	26,540	7.5%	20,810	6.2%
Engineered Components	47,540	13.4%	51,880	15.4%
Cequent APEA	40,950	11.5%	37,480	11.2%
Cequent Americas	110,900	31.2%	103,000	30.7%
Total	$355,620	100.0%	$335,870	100.0%
Gross Profit
Packaging	$30,490	37.2%	$26,280	34.0%
Energy	10,190	21.4%	11,640	25.6%
Aerospace & Defense	9,300	35.0%	8,570	41.2%
Engineered Components	6,940	14.6%	9,200	17.7%
Cequent APEA	8,310	20.3%	7,310	19.5%
Cequent Americas	28,920	26.1%	27,140	26.3%
Total	$94,150	26.5%	$90,140	26.8%
Selling, General and Administrative
Packaging	$9,620	11.7%	$8,040	10.4%
Energy	8,740	18.3%	7,840	17.2%
Aerospace & Defense	3,220	12.1%	2,540	12.2%
Engineered Components	4,010	8.4%	2,890	5.6%
Cequent APEA	4,730	11.6%	3,390	9.0%
Cequent Americas	21,490	19.4%	18,710	18.2%
Corporate expenses	9,410	N/A	10,140	N/A
Total	$61,220	17.2%	$53,550	15.9%
Operating Profit (Loss)
Packaging	$31,320	38.2%	$18,240	23.6%
Energy	1,450	3.0%	3,780	8.3%
Aerospace & Defense	6,060	22.8%	6,030	29.0%
Engineered Components	2,860	6.0%	6,310	12.2%
Cequent APEA	3,570	8.7%	3,950	10.5%
Cequent Americas	7,440	6.7%	8,430	8.2%
Corporate expenses	(9,410)	N/A	(10,140)	N/A
Total	$43,290	12.2%	$36,600	10.9%
Depreciation and Amortization
Packaging	$4,810	5.9%	$4,650	6.0%
Energy	220	0.5%	1,010	2.2%
Aerospace & Defense	910	3.4%	640	3.1%
Engineered Components	1,060	2.2%	980	1.9%
Cequent APEA	1,600	3.9%	1,280	3.4%
Cequent Americas	3,170	2.9%	2,980	2.9%
Corporate expenses	60	N/A	40	N/A
Total	$11,830	3.3%	$11,580	3.4%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$235,000	21.9%	$202,250	20.8%
Energy	161,420	15.1%	143,220	14.7%
Aerospace & Defense	71,250	6.7%	58,000	6.0%
Engineered Components	143,830	13.4%	154,180	15.9%
Cequent APEA	111,330	10.4%	94,230	9.7%
Cequent Americas	348,600	32.5%	319,990	32.9%
Total	$1,071,430	100.0%	$971,870	100.0%
Gross Profit
Packaging	$84,080	35.8%	$69,970	34.6%
Energy	40,430	25.0%	37,000	25.8%
Aerospace & Defense	24,760	34.8%	23,640	40.8%
Engineered Components	24,950	17.3%	31,690	20.6%
Cequent APEA	23,210	20.8%	18,540	19.7%
Cequent Americas	83,430	23.9%	84,100	26.3%
Total	$280,860	26.2%	$264,940	27.3%
Selling, General and Administrative
Packaging	$29,010	12.3%	$25,270	12.5%
Energy	27,850	17.3%	22,440	15.7%
Aerospace & Defense	9,410	13.2%	7,930	13.7%
Engineered Components	10,440	7.3%	9,360	6.1%
Cequent APEA	13,890	12.5%	9,580	10.2%
Cequent Americas	62,420	17.9%	56,050	17.5%
Corporate expenses	29,520	N/A	26,100	N/A
Total	$182,540	17.0%	$156,730	16.1%
Operating Profit (Loss)
Packaging	$65,550	27.9%	$44,700	22.1%
Energy	12,530	7.8%	14,520	10.1%
Aerospace & Defense	15,330	21.5%	15,710	27.1%
Engineered Components	14,450	10.0%	22,620	14.7%
Cequent APEA	9,300	8.4%	9,000	9.6%
Cequent Americas	21,030	6.0%	28,090	8.8%
Corporate expenses	(29,520)	N/A	(26,100)	N/A
Total	$108,670	10.1%	$108,540	11.2%
Depreciation and Amortization
Packaging	$14,190	6.0%	$13,310	6.6%
Energy	2,660	1.6%	2,330	1.6%
Aerospace & Defense	2,690	3.8%	2,010	3.5%
Engineered Components	3,150	2.2%	2,790	1.8%
Cequent APEA	4,060	3.6%	2,910	3.1%
Cequent Americas	9,710	2.8%	9,980	3.1%
Corporate expenses	160	N/A	120	N/A
Total	$36,620	3.4%	$33,450	3.4%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2013, compared with the three months ended September 30, 2012, were:

•	the impact of our various acquisitions during 2013 and 2012 (see below for the impact by reportable segment);

•	market share gains and increased demand in certain of our reportable segments in the third quarter of 2013;

•
footprint consolidation and relocation projects within our Cequent Americas and Cequent APEA reportable segments, under which we incurred approximately $4.8 million of manufacturing inefficiency, facility move and duplicate costs during the third quarter of 2013, as compared to $2.1 million of such costs during the third quarter of 2012;

•	the sale of our business in Italy within the Packaging reportable segment, for which we recorded a pre-tax gain of approximately $10.5 million;

•	our equity offering during the third quarter of 2013, where we issued 5,175,000 shares of common stock for net proceeds of approximately $174.7 million; and

•
entry into our amended and restated credit agreement ("Credit Agreement") in the fourth quarter of 2012, which enabled us to shift our debt structure to all bank debt and redeem our higher-interest cost senior secured notes.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Overall, net sales increased approximately $19.8 million, or approximately 5.9%, to $355.6 million for the three months ended September 30, 2013, as compared with $335.9 million in the three months ended September 30, 2012. During the third quarter of 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $17.2 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to our expansion in international markets, primarily in our Energy reportable segment, and new customer wins primarily in our Packaging and Energy reportable segments, and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $3.6 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA and Energy reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 26.5% and 26.8% for the three months ended September 30, 2013 and 2012, respectively. The gross profit margin in our Packaging and Cequent APEA reportable segments increased as compared to the third quarter of 2012, due to increased fixed cost absorption on higher sales levels and due to improvements in manufacturing productivity related to labor efficiencies and automation. Gross profit margins in our other four reportable segments declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation project in our Cequent Americas reportable segment, where we recorded incremental charges of approximately $1.7 million during the third quarter of 2013. We also experienced a less favorable product sales mix, manufacturing inefficiencies and lower fixed cost absorption, primarily in our Aerospace & Defense and Engineered Components reportable segments. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects continue to be partially offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 12.2% and 10.9% for the three months ended September 30, 2013 and 2012, respectively. Operating profit increased approximately $6.7 million, or 18.3%, to $43.3 million for the three months ended September 30, 2013, from $36.6 million for the three months ended September 30, 2012, primarily due to an approximate $10.5 million gain recognized within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. Partially offsetting the increase in operating profit margin was a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses, increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives, and costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment.

Interest expense decreased approximately $3.9 million, to $5.6 million, for the three months ended September 30, 2013, as compared to $9.5 million for the three months ended September 30, 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the 2012 redemption of our former senior secured notes due 2017 (face value of $250.0 million), which bore interest at 9 3/4%, and the refinancing of our Credit Agreement at lower interest rates. Interest expense also declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 2.7% for the three months ended September 30, 2013, from 3.8% for the three months ended September 30, 2012. Partially offsetting these reductions was an increase in our weighted-average variable rate borrowings to approximately $547.8 million in the three months ended September 30, 2013, from approximately $284.7 million in the three months ended September 30, 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest senior secured notes.
Other income (expense), net decreased approximately $2.2 million, to $2.3 million of other income, net for the three months ended September 30, 2013, compared to $0.1 million of other income, net for the three months ended September 30, 2012. The decrease was primarily related to a bargain purchase gain of approximately $2.9 million on the acquisition of certain towing technology and business assets of AL-KO ("AL-KO") within our Cequent APEA reportable segment. The impact of the bargain purchase gain was partially offset by losses on transactions denominated in foreign currencies recorded in the three months ended September 30, 2013 as compared to gains recorded on such transactions for the three months ended September 30, 2012.
The effective income tax rates for the three months ended September 30, 2013 and 2012 were 25.1% and 26.9%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate in the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Net income from continuing operations increased by approximately $10.0 million, to $30.0 million for the three months ended September 30, 2013, compared to $20.0 million for the three months ended September 30, 2012. The increase was primarily the result of a $ 6.7 million increase in operating profit, plus a $3.9 million reduction in interest expense, plus a $2.2 million reduction in other expenses, offset by a $2.7 million increase in income tax expense.
Net income attributable to noncontrolling interest was $1.3 million for the three months ended September 30, 2013 and 2012. The income relates to our 70% acquisition in Arminak & Associates, LLC ("Arminak") in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $4.8 million, or 6.2%, to $82.0 million in the three months ended September 30, 2013, as compared to $77.2 million in the three months ended September 30, 2012. Sales of our specialty systems products increased approximately $9.3 million, primarily due to increased demand from our customers in North America and Europe, plus continued growth with new customers in Asia. This increase was partially offset by decreases in our industrial closures business of approximately $4.5 million, of which approximately $1.4 million relates to the divestiture of our Italian rings and levers business.
Packaging's gross profit increased approximately $4.2 million to $30.5 million, or 37.2% of sales, in the three months ended September 30, 2013, as compared to $26.3 million, or 34.0% of sales, in the three months ended September 30, 2012, primarily due to higher sales levels combined with the continued favorability of productivity and automation initiatives.  In addition, our recently acquired companies continue to improve their margins from historical levels, which were below the legacy business' margins, via investment in capital projects and productivity efforts. Partially offsetting the margin increases were a less favorable product sales mix, with sales of our lower margin specialty dispensing products comprising a larger percentage of overall sales, and incremental costs and lower margins associated with the penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability and price our products to gain market share.
Packaging's selling, general and administrative expenses increased approximately $1.6 million to $9.6 million, or 11.7% of sales, in the three months ended September 30, 2013, as compared to $8.0 million, or 10.4% of sales, in the three months ended September 30, 2012. Spending levels were relatively flat year-over-year, as the increase was primarily as a result of recognition of a previously deferred gain of $1.5 million associated with the segment's postretirement benefit plan during the three months ended September 30, 2012.
Packaging's operating profit increased approximately $13.1 million to $31.3 million, or 38.2% of sales, in the three months ended September 30, 2013, as compared to $18.2 million, or 23.6% of sales, in three months ended September 30, 2012. Operating profit and operating profit margin both increased primarily due to an approximate $10.5 million gain recognized on the sale of the Italian business, which included approximately $7.9 million related to the release of historical currency translation adjustments into net income. In addition, operating profit further increased as a result of higher sales levels and ongoing productivity and automation initiatives, which were partially offset by higher selling, general and administrative expenses incurred during the three months ended September 30, 2013.

Energy.    Net sales for the three months ended September 30, 2013 increased approximately $2.2 million, or 4.9%, to $47.7 million, as compared to $45.5 million in the three months ended September 30, 2012. Sales increased approximately $3.0 million as a result of the acquisitions of Gasket Vedações Técnicas Ltda ("GVT") in January 2013, Wulfrun Specialised Fasteners Limited ("Wulfrun") in March 2013 and substantially all of the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee") in April 2013. Additionally, we experienced increased sales generated by our international locations, primarily as a result of new customer orders. These increases were partially offset by a reduction in normal customer shutdown activity at refineries and petrochemical plants compared to the prior year quarter and approximately $0.4 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $1.5 million to $10.2 million, or 21.4% of sales, in the three months ended September 30, 2013, as compared to $11.6 million, or 25.6% of sales, in the three months ended September 30, 2012, primarily due to weaker shutdown activity, which contributed to a less favorable product mix shift towards standard gaskets and bolts, which return lower margins than highly engineered gaskets and bolts.
Selling, general and administrative expenses within Energy increased approximately $0.9 million to $8.7 million, or 18.3% of sales, in the three months ended September 30, 2013, as compared to $7.8 million, or 17.2% of sales, in the three months ended September 30, 2012. This increase was significantly due to the normal operating selling, general and administrative costs of our recent acquisitions.
Overall, operating profit within Energy decreased approximately $2.3 million to $1.5 million, or 3.0% of sales, in the three months ended September 30, 2013, as compared to $3.8 million, or 8.3% of sales, in the three months ended September 30, 2012, primarily due to weaker turnaround activity demand coupled with a less favorable shift in product sales mix, and increased selling, general and administrative costs.
Aerospace & Defense.    Net sales for the three months ended September 30, 2013 increased approximately $5.7 million, or 27.5%, to $26.5 million, as compared to $20.8 million in the three months ended September 30, 2012. Sales in our aerospace business increased approximately $6.0 million, of which $4.2 million was due to the acquisition of Martinic Engineering, Inc. ("Martinic") in the first quarter of 2013. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms. This increase was partially offset by a $0.3 million decrease in sales in our defense business.
Gross profit within Aerospace & Defense increased approximately $0.7 million to $9.3 million, or 35.0% of sales, in the three months ended September 30, 2013, from $8.6 million, or 41.2% of sales, in the three months ended September 30, 2012. Gross profit dollars increased primarily due to higher sales levels. However, gross profit margin decreased primarily due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies. Additionally, we incurred approximately $0.2 million of purchase accounting-related adjustments in the third quarter of 2013 related to the step-up in value and subsequent sale of inventory and amortization of intangible assets in connection with our Martinic acquisition.
Selling, general and administrative expenses increased approximately $0.7 million to $3.2 million, or 12.1% of sales, in the three months ended September 30, 2013, as compared to $2.5 million, or 12.2% of sales, in the three months ended September 30, 2012, primarily due to higher ongoing selling, general and administrative costs associated with our Martinic acquisition. Selling, general and administrative expenses remained relatively flat as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense remained flat at approximately $6.1 million, or 22.8% of sales, in the three months ended September 30, 2013, as compared to $6.0 million, or 29.0% of sales, in the three months ended September 30, 2012, as the income generated on the higher blind bolt and Martinic acquisition sales were essentially offset by manufacturing inefficiencies, higher labor costs and increased higher selling, general and administrative costs.
Engineered Components.    Net sales for the three months ended September 30, 2013 decreased approximately $4.3 million, or 8.4%, to $47.5 million, as compared to $51.9 million in the three months ended September 30, 2012. Sales of slow speed and compressor engines and related products decreased by approximately $5.2 million due to decreased drilling activity and reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $1.0 million, also as a result of the aforementioned reduction in drilling and reductions in completion of previously drilled wells. These decreases were partially offset by increased sales in our industrial cylinder business of approximately $1.8 million, resulting from market share gains, as well as increased growth in international markets and new product introductions in high pressure and acetylene ISO cylinders.

Gross profit within Engineered Components decreased approximately $2.3 million to $6.9 million, or 14.6% of sales, in the three months ended September 30, 2013, from $9.2 million, or 17.7% of sales, in the three months ended September 30, 2012, primarily as a result of decreased sales in both our slow speed compressor engines and related products and gas compression products and processing and meter run equipment. Gross margin in our engine business also declined as a percent of sales due to a lower fixed cost absorption as a result of lower production and procurement levels, given the decline in sales within the engine business, and less favorable product sales mix, with more sales of lower margin, oil production engines and fewer sales of higher margin, natural gas production engines.
Selling, general and administrative expenses increased approximately $1.1 million to $4.0 million, or 8.4% of sales, in the three months ended September 30, 2013, as compared to $2.9 million, or 5.6% of sales, in the three months ended September 30, 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, and our industrial cylinder business continued to invest in both new products and growth opportunities.
Operating profit within Engineered Components decreased approximately $3.5 million to $2.9 million, or 6.0% of sales, in the three months ended September 30, 2013, as compared to operating profit of $6.3 million, or 12.2% of sales, in the three months ended September 30, 2012, as increases in profit levels in our industrial cylinder business were more than offset by decreased sales levels, lower fixed cost absorption, and a less favorable product mix in our engine business in addition to higher selling, general and administrative expenses.
Cequent APEA.    Net sales increased approximately $3.5 million, or 9.3%, to $41.0 million in the three months ended September 30, 2013, as compared to $37.5 million in the three months ended September 30, 2012. The acquisitions of C.P. Witter Limited ("Witter"), in April 2013, and the towing technology and business assets of AL-KO, in July 2013, contributed approximately $8.8 million of incremental sales. Partially offsetting the increase due to acquisitions was lower customer demand in Australia as a result of political and economic conditions during the third quarter of 2013 and the negative impact of currency exchange of approximately $3.3 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $1.0 million to $8.3 million, or 20.3% of sales, in the three months ended September 30, 2013, from approximately $7.3 million, or 19.5% of sales, in the three months ended September 30, 2012. Gross profit increased primarily due to higher sales levels from the acquisitions. In addition, we incurred approximately $0.2 million lower year-over-year purchase accounting-related adjustments for the step up in value and subsequent sale of inventory in connection with our recent Witter and AL-KO acquisitions compared with the 2012 acquisition of TrailCom Limited ("TrailCom"). Gross profit margin increased primarily due to efficiencies gained in our Australian businesses following the completion of the consolidation of two manufacturing facilities into one, as additional costs were incurred during the third quarter of 2012 during the move and consolidation process. These efficiencies were partially offset by a less favorable product sales mix, as the Witter and AL-KO businesses yield lower gross margins than this segment's historical margins.
Selling, general and administrative expenses increased approximately $1.3 million to $4.7 million, or 11.6% of sales, in the three months ended September 30, 2013, as compared to $3.4 million, or 9.0% of sales, in the three months ended September 30, 2012, primarily in support of our growth initiatives, including approximately $1.2 million of normal operating selling, general and administrative costs related to Witter and AL-KO.
Cequent APEA's operating profit decreased approximately $0.4 million to approximately $3.6 million, or 8.7% of sales, in the three months ended September 30, 2013 as compared to $4.0 million, or 10.5% of net sales, in the three months ended September 30, 2012, as the increase in selling, general and administrative costs and less favorable product sales mix more than offset the impact of higher sales levels from the acquisitions and improved manufacturing efficiencies gained in the three months ended September 30, 2013.
Cequent Americas.    Net sales increased approximately $7.9 million, or 7.7%, to $110.9 million in the three months ended September 30, 2013, as compared to $103.0 million in the three months ended September 30, 2012, primarily due to year-over-year increases within our retail and auto original equipment ("OE") channels. Net sales within our retail channel increased by approximately $5.6 million, primarily due to increases in demand and higher sales related to our new broom and brush product line. Sales within our auto OE channel increased approximately $3.3 million due to higher OEM build rates and new business awards. The increase was partially offset by a decrease of approximately $1.0 million within our aftermarket channel, primarily due to lower consumer demand. Our other market channels remained relatively flat year-over-year.

Cequent Americas' gross profit increased approximately $1.8 million to $28.9 million, or 26.1% of sales, in the three months ended September 30, 2013, from approximately $27.1 million, or 26.3% of sales, in the three months ended September 30, 2012, primarily due to the increase in sales levels between years and savings generated from continued productivity projects, primarily via negotiated vendor cost reductions and labor arbitrage between the United States and lower cost country labor rates in 2013. The profit generated from the increase in sales during the third quarter of 2013 was partially offset by approximately $1.7 million of incremental costs related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production and aftermarket programs thereto. In addition, we experienced a less favorable product sales mix in the third quarter of 2013, with a higher percentage of sales in the auto OE channel and the retail broom and brush line, which yield lower margins than other products in this reportable segment, and we experienced an increase in freight costs in the third quarter of 2013 compared to the third quarter of 2012.
Selling, general and administrative expenses increased approximately $2.8 million to $21.5 million, or 19.4% of sales, in the three months ended September 30, 2013, as compared to $18.7 million, or 18.2% of sales, in the three months ended September 30, 2012, primarily as a result of approximately $1.1 million of increased selling, general and administrative expenses associated with our actions to move and consolidate production facilities during the third quarter of 2013. In addition, this segment incurred incremental costs associated with sales promotions and distribution costs in support of higher sales volumes.
Cequent Americas' operating profit decreased approximately $1.0 million to $7.4 million, or 6.7% of sales, in the three months ended September 30, 2013, as compared to $8.4 million, or 8.2% of net sales, in the three months ended September 30, 2012, as costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and increase in selling, general and administrative expenses in support of our growth initiatives more than offset the additional margin gained from the higher sales levels and reductions in costs in lower cost countries in the three months ended September 30, 2013.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended September 30,
	2013	2012
	(in millions)
Corporate operating expenses	$3.6	$4.1
Employee costs and related benefits	5.8	6.0
Corporate expenses	$9.4	$10.1
Corporate expenses decreased approximately $0.7 million to $9.4 million for the three months ended September 30, 2013, from $10.1 million for the three months ended September 30, 2012. The decrease between years is primarily attributed to a decrease in third party professional fees, as well as a reduction in costs associated with our long-term incentive programs due to quarter-over-quarter changes in estimated attainment for certain of our performance awards.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Overall, net sales increased approximately $99.6 million, or approximately 10.2%, to $1,071.4 million for the nine months ended September 30, 2013, as compared with $971.9 million in the nine months ended September 30, 2012. During the first nine months of 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $57.7 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy reportable segment, our expansion in international markets, primarily in our Packaging, Energy and Cequent APEA reportable segments and the impact of continued economic strength in certain of our end markets. These sales increases were partially offset by approximately $5.7 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Energy and Cequent APEA reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 26.2% and 27.3% for the nine months ended September 30, 2013 and 2012, respectively. The gross profit margin in our Packaging and Cequent APEA reportable segments increased as compared to the nine months ended September 30, 2012, due to improvements in manufacturing productivity related to labor efficiencies and automation. Gross profit margins in our other four reportable segments declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation project in our Cequent Americas reportable segment, where we recorded incremental charges of approximately $6.4 million during the nine months ended September 30, 2013. We also experienced a less favorable product sales mix, manufacturing inefficiencies and lower fixed costs absorption, primarily in our Aerospace & Defense and Engineered Components reportable segments. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 10.1% and 11.2% for the nine months ended September 30, 2013 and 2012, respectively. Operating profit remained approximately flat, at $108.7 million for the nine months ended September 30, 2013, compared to $108.5 million for the nine months ended September 30, 2012. Operating profit and related margin increased due to a $10.5 million gain recognized within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. Operating profit dollars also increased due to the higher sales levels. However, our operating profit margin declined primarily due to a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses, increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives, and costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment.
Interest expense decreased approximately $14.1 million, to $16.3 million, for the nine months ended September 30, 2013, as compared to $30.4 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the 2012 redemption of our former senior secured notes due 2017 (face value of $250.0 million), which bore interest at 9 3/4%, and the refinancing of our Credit Agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 2.7% for the nine months ended September 30, 2013, from 3.9% for the nine months ended September 30, 2012. Partially offsetting these reductions was an increase in our weighted-average variable rate borrowings to approximately $545.0 million in the nine months ended September 30, 2013, from approximately $275.5 million in the nine months ended September 30, 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest senior secured notes.
Debt extinguishment costs of approximately $6.6 million were incurred related to the partial redemption of our senior secured notes in the nine months ended September 30, 2012. During the first nine months of 2013, we did not incur debt extinguishment costs.
Other income (expense), net decreased approximately $2.8 million, to $0.4 million for the nine months ended September 30, 2013, compared to $2.4 million for the nine months ended September 30, 2012. The change was primarily related to a bargain purchase gain of approximately $2.9 million on the acquisition of certain towing technology and business assets of AL-KO within our Cequent APEA reportable segment in the third quarter of 2013.
The effective income tax rates for the nine months ended September 30, 2013 and 2012 were 23.3% and 28.6%, respectively. The reduction in the rate was primarily driven by an overall lower foreign effective tax rate coupled with discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the release of certain unrecognized tax liabilities in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Net income from continuing operations increased by approximately $21.7 million, to $71.1 million for the nine months ended September 30, 2013, compared to $49.4 million for the nine months ended September 30, 2012. The increase was primarily the result of a $14.1 million reduction in interest expense, plus a $2.8 million reduction in other expense, net, plus $6.6 million in debt extinguishment costs that did not recur during the nine months ended September 30, 2013, less a $1.9 million increase in income tax expense.
Net income attributable to noncontrolling interest was $3.1 million for the nine months ended September 30, 2013, compared to $1.6 million for the nine months ended September 30, 2012. The increase relates to our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $32.8 million, or 16.2%, to $235.0 million in the nine months ended September 30, 2013, as compared to $202.3 million in the nine months ended September 30, 2012. Sales of our specialty systems products increased approximately $35.0 million, primarily due to continued increases in demand from our major customers in North American and Europe, as well as continued growth in the revenue base in Asia. Sales of our industrial closures declined by approximately $2.3 million, primarily as a result of a reduction in sales from our recently sold Italian rings and levers business.
Packaging's gross profit increased approximately $14.1 million to $84.1 million, or 35.8% of sales, in the nine months ended September 30, 2013, as compared to $70.0 million, or 34.6% of sales, in the nine months ended September 30, 2012, primarily due to the higher sales levels. Also contributing to this increase were approximately $1.3 million of purchase accounting adjustments related to the step-up in value and subsequent amortization of inventory in connection with our Arminak acquisition which adversely impacted gross margin in the nine months ended September 30, 2012. Gross margin further increased due to our ongoing capital and productivity initiatives. Partially offsetting these increases is a less favorable product sales mix, with sales of our lower margin specialty dispensing products, including sales from our Arminak and Innovative Molding acquisitions, comprising a larger percentage of overall sales, and incremental costs and lower margins associated with Packaging's penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability and price our products to gain market share.
Packaging's selling, general and administrative expenses increased approximately $3.7 million to $29.0 million, or 12.3% of sales, in the nine months ended September 30, 2013, as compared to $25.3 million, or 12.5% of sales, in the nine months ended September 30, 2012, primarily due to normal selling, general and administrative expenses associated with the increase in sales levels. During the first nine months of 2012, we recognized a previously deferred gain of $1.5 million associated with the segment's postretirement benefit plan and incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak.
Packaging's operating profit increased approximately $20.9 million to $65.6 million, or 27.9% of sales, in the nine months ended September 30, 2013, as compared to $44.7 million, or 22.1% of sales, in the nine months ended September 30, 2012. Operating profit and operating profit margin both increased primarily due to an approximate $10.5 million gain recognized on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. In addition, operating profit further increased as a result of increased sales, with profit margin also increasing as a result of reduced acquisition costs, additional productivity initiatives and additional operating leverage on the higher sales levels, which were partially offset by higher selling, general and administrative expenses incurred during the nine months ended September 30, 2013.
Energy.    Net sales for the nine months ended September 30, 2013 increased approximately $18.2 million, or 12.7%, to $161.4 million, as compared to $143.2 million in the nine months ended September 30, 2012. Of this increase, approximately $7.7 million was driven by increases with our engineering and construction customers and $5.8 million was due to the acquisitions of Wulfrun, GVT and Tat Lee. The remaining sales increase was due largely to increased sales generated by our international locations as a result of additional market penetration and new customer wins. These sales increases were partially offset by a reduction in normal customer shutdown activity at refineries and petrochemical plants compared to the prior year, and approximately $1.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy increased approximately $3.4 million to $40.4 million, or 25.0% of sales, in the nine months ended September 30, 2013, as compared to $37.0 million, or 25.8% of sales, in the nine months ended September 30, 2012, primarily due to higher sales levels and continued labor productivity and manufacturing efficiency gains. Gross profit margin declined due to a less favorable shift in product sales mix, with a higher percentage of sales generated by lower margin standard gaskets and bolts as well as a higher percentage of sales being generated from our non-U.S. acquisitions and branches, which typically have lower margins due to both aggressively pricing products to penetrate new markets and incurring launch costs, including employee training of manufacturing processes.

Selling, general and administrative expenses within Energy increased approximately $5.4 million to $27.9 million, or 17.3% of sales, in the nine months ended September 30, 2013, as compared to $22.4 million, or 15.7% of sales, in the nine months ended September 30, 2012. This increase was primarily in support of our growth initiatives, including approximately $2.2 million for the normal operating selling, general and administrative costs of our recent acquisitions, along with an additional $0.7 million of third party finance and legal diligence fees associated with the acquired companies.
Overall, operating profit within Energy decreased approximately $2.0 million to $12.5 million, or 7.8% of sales, in the nine months ended September 30, 2013, as compared to $14.5 million, or 10.1% of sales, in the nine months ended September 30, 2012. Operating profit decreased despite the increase in sales, as increased profit related to the higher sales levels, productivity and efficiency gains was more than offset by a mix shift, with more of the sales resulting from lower margin standard gaskets and bolts and more sales being generated by our recent acquisitions and branches, which have lower margins, and due to increases in selling, general and administrative costs in support of growth initiatives.
Aerospace & Defense.    Net sales for the nine months ended September 30, 2013 increased approximately $13.3 million, or 22.8%, to $71.3 million, as compared to $58.0 million in the nine months ended September 30, 2012. Sales in our aerospace business increased approximately $14.0 million, of which approximately $10.2 million was due to the acquisition of Martinic. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms. This increase was partially offset by a $0.7 million decrease in sales in our defense business.
Gross profit within Aerospace & Defense increased approximately $1.1 million to $24.8 million, or 34.8% of sales, in the nine months ended September 30, 2013, from $23.6 million, or 40.8% of sales, in the nine months ended September 30, 2012. While gross profit increased as a result of the higher sales levels, gross profit margin decreased primarily due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies, costs associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona and a less favorable product sales mix, due to Martinic having lower gross margins than the remainder of the aerospace business. Additionally, we incurred approximately $0.8 million of purchase accounting-related adjustments during the nine months ended September 30, 2013 related to the step-up in value and subsequent sale of inventory and amortization of intangible assets in connection with our Martinic acquisition.
Selling, general and administrative expenses increased approximately $1.5 million to $9.4 million, or 13.2% of sales, in the nine months ended September 30, 2013, as compared to $7.9 million, or 13.7% of sales, in the nine months ended September 30, 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $1.1 million associated with our Martinic acquisition. Additionally, we incurred approximately $0.3 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense decreased approximately $0.4 million to $15.3 million, or 21.5% of sales, in the nine months ended September 30, 2013, as compared to $15.7 million, or 27.1% of sales, in the nine months ended September 30, 2012. The decrease in operating profit and operating profit margin is primarily due to the manufacturing and new facility inefficiencies in our aerospace business during the nine months ended September 30, 2013 and the purchase accounting adjustments and acquisition costs, which were only partially offset by the leverage gained on higher sales levels. The operating profit dollars were also negatively impacted by the additional selling, general and administrative costs for Martinic and the less favorable product sales mix.
Engineered Components.    Net sales for the nine months ended September 30, 2013 decreased approximately $10.4 million, or 6.7%, to $143.8 million, as compared to $154.2 million in the nine months ended September 30, 2012. Sales of slow speed and compressor engines and related products decreased by approximately $12.1 million as a result of decreased drilling activity and reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $4.1 million, also as a result of the aforementioned reduction in drilling. This was offset by increased sales in our industrial cylinder business of approximately $5.8 million resulting from increased market share gains, which we believe were partially aided by competitive balance in the high pressure cylinder market following the International Trade Commission's May 2012 imposition of anti-dumping and countervailing duties on imported high pressure cylinders, as well as increased growth in international markets and new product introductions in high pressure and acetylene ISO cylinders.
Gross profit within Engineered Components decreased approximately $6.7 million to $25.0 million, or 17.3% of sales, in the nine months ended September 30, 2013, from $31.7 million, or 20.6% of sales, in the nine months ended September 30, 2012, primarily due to the lower sales levels. Gross margin declined in our engine business for the nine months ended September 30, 2013 due to lower fixed cost absorption resulting from lower production and purchasing levels given the decline in sales and a less favorable product sales mix. Gross margin within our industrial cylinder business increased as a result of productivity initiatives. These increases more than offset decreases in margin related to increased utility costs, primarily driven by natural gas inflation and less a favorable product sales mix.

Selling, general and administrative expenses increased approximately $1.1 million to $10.4 million, or 7.3% of sales, in the nine months ended September 30, 2013, as compared to $9.4 million, or 6.1% of sales, in the nine months ended September 30, 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, and our industrial cylinder business continued to invest in both new products and growth opportunities. These increases were partially offset by reductions in legal fees associated with the anti-dumping claim in the second quarter of 2012 in our industrial cylinder business.
Operating profit within Engineered Components decreased approximately $8.2 million to $14.5 million, or 10.0% of sales, in the nine months ended September 30, 2013, as compared to operating profit of $22.6 million, or 14.7% of sales, in the nine months ended September 30, 2012, primarily due to the lower sales levels between years, lower fixed cost absorption and less favorable product sales mix in our engine business, which was partially offset by sales increases and productivity initiatives in the industrial cylinder business.
Cequent APEA.    Net sales increased approximately $17.1 million, or 18.1%, to $111.3 million in the nine months ended September 30, 2013, as compared to $94.2 million in the nine months ended September 30, 2012. Sales increased approximately $19.9 million due to the acquisitions of Witter, Trail Com and the assets from the AL-KO acquisition. Additionally, we experienced a sales increase due to new business awards in Asia. Partially offsetting these increases were reduced market demand in Australia as a result of political and economic conditions during the third quarter of 2013 and the negative impact of currency exchange of approximately $4.5 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $4.7 million to $23.2 million, or 20.8% of sales, in the nine months ended September 30, 2013, from approximately $18.5 million, or 19.7% of sales, in the nine months ended September 30, 2012, primarily due to higher sales levels. Gross profit and related margin increased primarily due to efficiencies gained in our Australian businesses following the completion of the consolidation of two manufacturing facilities into one, as the facilities were less efficient and duplicative costs were incurred during the first three quarters of 2012 during the move and consolidation process. These efficiencies were partially offset by a less favorable product sales mix, as the newly acquired businesses have lower margins than the legacy business, and approximately $0.5 million incremental purchase accounting-related adjustments related to the step-up in value and subsequent amortization of inventory in connection with our 2013 Witter and AL-KO acquisitions compared to the 2012 acquisition of TrailCom.
Selling, general and administrative expenses increased approximately $4.3 million to $13.9 million, or 12.5% of sales, in the nine months ended September 30, 2013, as compared to $9.6 million, or 10.2% of sales, in the nine months ended September 30, 2012, primarily as a result of sales increases and in support of our growth initiatives, including approximately $2.6 million of normal operating selling, general and administrative costs related to Witter and AL-KO, as well as increased legal and professional costs of approximately $0.6 million associated with completion of our European acquisitions.
Cequent APEA's operating profit increased approximately $0.3 million to approximately $9.3 million, or 8.4% of sales, in the nine months ended September 30, 2013 as compared to $9.0 million, or 9.6% of net sales, in the nine months ended September 30, 2012. Operating profit increased primarily due to higher sales levels, while operating profit margin decreased, as the margin impact of the facility efficiency gains was more than offset by the less favorable product sales mix and incremental costs associated with our recent acquisitions.
Cequent Americas.    Net sales increased approximately $28.6 million, or 8.9%, to $348.6 million in the nine months ended September 30, 2013, as compared to $320.0 million in the nine months ended September 30, 2012, primarily due to year-over-year increases within our OE, aftermarket and retail channels. Sales within our OE channel increased approximately $11.3 million due to increased OEM build rates and new business awards. Net sales within our retail channel increased by approximately $13.5 million, primarily due to increased demand and higher sales related to our new broom and brush product line. Sales within our aftermarket channel increased approximately $4.9 million, predominately due to strength in the recreational vehicle and OE aftermarket subcategories and due to our July 2012 acquisition of Engetran, which generated approximately $2.9 million in incremental sales during the nine months ended September 30, 2013. These increases were partially offset by a decrease of $1.6 million in our industrial channel, primarily due to an overall decrease in agricultural and industrial trailer production as well as the rationalization of certain lower margin business in electrical and lighting products.

Cequent Americas' gross profit decreased approximately $0.7 million to $83.4 million, or 23.9% of sales, in the nine months ended September 30, 2013, as compared to $84.1 million, or 26.3% of sales, in the nine months ended September 30, 2012. The profit generated from the increase in sales during the nine months ended September 30, 2013 was more than offset by approximately $6.4 million of incremental costs associated with our announced closure of our Goshen, Indiana manufacturing facility and relocation of the production therefrom to our lower cost country facilities. The largest cost related to the facility closure was approximately $3.8 million of severance costs associated with the hourly employees. The remainder of the costs related to the expansion of our manufacturing capacity and footprint in our lower cost country facilities and subsequent move of certain OE production and aftermarket programs thereto. In addition, we experienced a less favorable product sales mix in the nine months ended September 30, 2012, due to incremental sales from our new retail broom and brush line and Engetran, which yield lower margins than certain of the other products in this reportable segment, as well as an increase in freight costs.
Selling, general and administrative expenses increased approximately $6.4 million to $62.4 million, or 17.9% of sales, in the nine months ended September 30, 2013, as compared to $56.1 million, or 17.5% of sales, in the nine months ended September 30, 2012, primarily as a result of higher ongoing selling, general and administrative costs of approximately $2.1 million associated with our acquisitions of Engetran and our broom and brush product line. Additionally, this segment incurred higher employee costs in support of our growth initiatives and recognized approximately $1.8 million of increased selling, general and administrative expenses associated with our actions to move and consolidate production facilities during the first nine months of 2013 compared to 2012.
Cequent Americas' operating profit decreased approximately $7.1 million to $21.0 million, or 6.0% of sales, in the nine months ended September 30, 2013, as compared to $28.1 million, or 8.8% of net sales, in the nine months ended September 30, 2012, as costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and increase in selling, general and administrative expenses in support of our growth initiatives more than offset the additional margin gained from the higher sales levels in the nine months ended September 30, 2013.
Corporate Expenses.    Corporate expenses consist of the following:

	Nine months ended September 30,
	2013	2012
	(in millions)
Corporate operating expenses	$11.8	$10.9
Employee costs and related benefits	17.7	15.2
Corporate expenses	$29.5	$26.1
Corporate expenses increased approximately $3.4 million to $29.5 million for the nine months ended September 30, 2013, from $26.1 million for the nine months ended September 30, 2012. The increase between years is primarily attributed to higher employee costs and related benefits associated with long-term incentive programs, in addition to an increase in third party professional fees, primarily supporting our international growth efforts for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. During the nine months ended September 30, 2013, income from discontinued operations, net of income tax expense, was $0.7 million. See Note 5, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $41.3 million and $15.4 million for the nine months ended September 30, 2013 and 2012, respectively. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2013, the Company generated $99.4 million of cash, based on the reported net income of $71.8 million and after considering the effects of non-cash items related to gains on dispositions of property and equipment, bargain purchase gain, depreciation, amortization, compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the nine months ended September 30, 2012, the Company generated $92.3 million in cash flows based on the reported net income of $49.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $48.6 million and $38.8 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. Our days sales outstanding of receivables remained essentially flat period-over-period.

•
For the nine months ended September 30, 2013, we reduced our investment in inventory, which resulted in a cash source of $1.8 million, as significant increases to our inventory levels were not required despite the increases in sales. For the nine months ended September 30, 2012, we used approximately $31.4 million of cash for investments in our inventories. During 2012, we made additional opportunistic investments in inventory levels in certain of our businesses in order to gain market share, and we also increased inventory levels in our Cequent Americas reportable segment in late 2012 given the planned closure of the Goshen, Indiana manufacturing facility. As a result, inventory levels were higher at the end of 2012, requiring less of an investment in inventory during the first nine months of 2013 compared to the first nine months of 2012.

•
Increases in prepaid expenses and other assets resulted in a use of cash of approximately $7.1 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively. The increase for the nine months ended September 30, 2013 relates primarily to prepaid foreign taxes of $3.6 million. The remaining increase is due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, as well as prepaid advertising costs, to support our increased sales levels.

•
For the nine months ended September 30, 2013 and 2012, accounts payable and accrued liabilities resulted in a net use of cash of approximately $4.3 million and $6.1 million, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Days of accounts payable on hand remained flat period-over-period.

Net cash used for investing activities for the nine months ended September 30, 2013 and 2012 was approximately $80.4 million and $118.1 million, respectively. During the first nine months of 2013, we paid approximately $56.0 million for business acquisitions, including the acquisition of Martinic in our Aerospace & Defense reportable segment, Wulfrun in our Energy reportable segment, and Witter and the towing assets of AL-KO in our Cequent APEA segment. We also incurred approximately $35.2 million in capital expenditures, which is consistent with our 2012 levels, as we have continued our investment in growth and productivity-related capital projects. Cash received from the disposition of assets was approximately $10.7 million for the first nine months of 2013, primarily related to the sale of our business in Italy within our Packaging reportable segment. During the first nine months of 2012, we paid approximately $84.6 million for business acquisitions, primarily for the acquisition of Arminak within our Packaging reportable segment, we invested approximately $36.4 million in capital expenditures and cash received from the disposition of assets was approximately $3.0 million.
Net cash provided by financing activities was approximately $227.9 million and $39.9 million for the nine months ended September 30, 2013 and 2012, respectively. During the third quarter of 2013, we completed an equity offering which resulted in net proceeds of approximately $174.7 million, which remains in cash and cash equivalents in our consolidated balance sheet at September 30, 2013. The remaining increase is primarily due to additional net borrowings on our receivables and revolving credit facilities as compared to 2012. This is partially offset by an increase in shares surrendered for tax obligations of approximately $2.9 million, a decrease in proceeds received from the exercise of stock options of approximately $4.3 million and approximately $1.1 million in distributions to noncontrolling interest during the first nine months of 2013 as compared to the first nine months of 2012.

Our Debt and Other Commitments
As of September 30, 2013, we were party to a Credit Agreement consisting of a $250.0 million senior secured revolving credit facility, a $200.0 million senior secured term loan A facility and a $200.0 million senior secured term loan B facility. During the second quarter of 2013, the Company amended the portion of its Credit Agreement related to the $250.0 million senior secured revolving credit facility to permit revolving borrowing denominated in specified foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit. Under this amendment, Foreign Currency Loans are available at rates equivalent to those previously established under the Credit Agreement, for the applicable interest period.
At September 30, 2013, $393.0 million was outstanding on the term loan facilities and $20.7 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and an interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2013. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.47 to 1.00 at September 30, 2013. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2013. Our actual interest expense coverage ratio was 9.82 to 1.00 at September 30, 2013. At September 30, 2013, we were in compliance with our financial and other covenants.

The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2013. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
	(dollars in thousands)
Net income attributable to TriMas Corporation	$33,880	$47,820	$68,700	$54,760
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	2,410	1,560	3,090	3,940
Interest expense, net (as defined)	35,800	30,420	16,320	21,700
Income tax expense	5,970	19,770	21,620	7,820
Depreciation and amortization	44,870	33,450	36,620	48,040
Non-cash compensation expense(1)	9,280	6,640	7,110	9,750
Other non-cash expenses or losses	3,680	3,240	2,580	3,020
Non-recurring expenses or costs in connection with acquisition integration(2)	350	200	300	450
Debt extinguishment costs(3)	46,810	6,560	—	40,250
Non-recurring expenses or costs for cost saving projects	10,230	6,330	11,380	15,280
Permitted dispositions(4)	(1,890)	(1,500)	(1,550)	(1,940)
Permitted acquisitions(5)	9,570	8,620	1,230	2,180
EBITDA of partially-owned subsidiaries attributable to noncontrolling interest(6)	(3,720)	(2,570)	(4,430)	(5,580)
Consolidated Bank EBITDA, as defined	$197,240	$160,540	$162,970	$199,670

	September 30, 2013
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(7)	$492,210
Consolidated Bank EBITDA, as defined	199,670
Actual leverage ratio	2.47	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2012	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Twelve Months Ended September 30, 2013
	(dollars in thousands)
Interest expense, net (as reported)	$35,800	$30,420	$16,320	$21,700
Bank stipulated adjustments:
Interest income	(440)	(390)	(220)	(270)
Non-cash amounts attributable to amortization of financing costs	(2,650)	(2,230)	(1,300)	(1,720)
Pro forma adjustment for acquisitions and dispositions	2,760	2,400	270	630
Total Consolidated Cash Interest Expense, as defined	$35,470	$30,200	$15,070	$20,340

	September 30, 2013
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$199,670
Total Consolidated Cash Interest Expense, as defined	20,340
Actual interest expense coverage ratio	9.82	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $25.0 million in the aggregate.

(3)	Costs incurred with refinancing our credit facilities.

(4)	EBITDA from permitted dispositions, as defined.

(5)	EBITDA from permitted acquisitions, as defined.

(6)	Adjustment to EBITDA related to the percent ownership of non-wholly owned subsidiary, as defined.
(7) Includes $12.5 million of acquisition deferred purchase price.
In addition to our Credit Agreement, our Australian subsidiary is party to a debt agreement which matures on December 31, 2013 and is secured by substantially all the assets of the subsidiary. At September 30, 2013, the balance outstanding under this agreement was approximately $8.4 million at an interest rate of 2.6%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at September 30, 2013.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We had $55.0 million and $18.0 million outstanding under the facility as of September 30, 2013 and December 31, 2012 and $36.0 million and $51.9 million, respectively, available but not utilized.
At September 30, 2013, we had $20.7 million outstanding under our revolving credit facility and had $205.6 million potentially available after giving effect to approximately $23.7 million of letters of credit issued and outstanding. At December 31, 2012, we had no amounts outstanding under our revolving credit facility and had $226.7 million, respectively, potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2013 and December 31, 2012, we had $206.6 million and $230.5 million, respectively, of borrowing capacity available for general corporate purposes.
Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $23.7 million in letters of credit outstanding related thereto, is approximately $205.6 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $100 million for the first nine months of 2013, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first nine months of 2013 approximated $134.8 million, compared to the weighted average daily amounts outstanding during the first nine months of 2012 of $55.6 million. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. During the first nine months of 2013, we funded approximately $56.0 million of acquisitions. In addition, during the fourth quarter of 2012, we refinanced our credit facilities, which enabled a shift in our debt structure to all bank debt and retiring the higher-interest cost senior secured notes. As a result of the refinance we have less amounts allocated to our term loan borrowings and more outstanding amounts on our revolving facility, as evidenced in our daily amounts outstanding under our revolving credit and accounts receivable facility. As compared to the first nine months of 2012, with cash proceeds from the sale of our precision tool cutting and specialty fittings lines of business at the end of 2011 and our May 2012 equity offering, overall borrowings were lower despite the completion of significant acquisitions and additional capital expenditures in support of our growth initiatives. Due to the change in our debt structure and the timing of acquisitions in the first nine months of the year, as well as cash on hand at the end of the year, our weighted average daily borrowings were higher in the first nine months of 2013 as compared to the first nine months of 2012.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $206.6 million at September 30, 2013, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 11, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and expires on October 11, 2019.
We are subject to variable interest rates on our term loans and revolving credit facility. At September 30, 2013, 1-Month LIBOR and 3-Month LIBOR approximated 0.18% and 0.25%, respectively. Based on our variable rate-based borrowings outstanding at September 30, 2013, and after consideration of the 1.00% LIBOR-floor our term loan B facility and the interest rate swap agreement associated with our $175 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $0.6 million annually.
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
In October 2013, we entered into new senior secured credit facilities, pursuant to which we were able to reduce interest rates, extend maturities and increase our available liquidity. Below is a summary of the key terms of the new facilities:

Instrument	Amount ($ in millions)	Maturity Date	Initial Interest Rate
Senior Secured Revolving Credit facility	$575.0	10/16/2018	LIBOR plus 1.625%
Senior Secured Term Loan A facility	$175.0	10/16/2018	LIBOR plus 1.625%
We used the proceeds from borrowings under the new facilities to repay all outstanding amounts under the Credit Agreement.

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
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2013, Moody's assigned a rating of Ba2 to our proposed senior secured credit facilities that we entered into in October 2013, as described above. Previously, on September 19, 2012, Moody's upgraded our outlook to positive and assigned a rating of Ba3 to our Credit Agreement. On September 27, 2013, Standard & Poor's assigned a BB rating to our proposed senior secured credit facilities and maintained our outlook as stable. Subsequently, on October 18, 2013, Standard & Poor's downgraded the rating on the issued senior secured credit facilities to BB-. On May 4, 2012, Standard & Poor's assigned our previous corporate credit and credit facilities ratings as BB- and BB+, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past few years, we have successfully executed our growth strategies via bolt-on acquisitions and geographic expansion in several of our reportable segments. We also have experienced significant market share gains within our businesses and continued to develop and introduce new products, both of which are aiding in our year-to-date double-digit top-line growth rate despite low levels of economic growth. These accomplishments have enabled us to broaden our product portfolio and cross-sell our existing products to new markets while introducing our newly-acquired products into our existing markets. In order to capture these opportunities, we strategically increased our investments in inventory levels, acquisition capital and capital projects in certain of our businesses compared to historical levels to ensure we had the products available and capacity ready, particularly in our higher-margin platforms, to support the significant sales growth. While this has helped to increase our net sales levels and set the foundation for continued growth, profit margins in certain of our segments and for the overall Company have declined, primarily as a result of significant diligence and purchase accounting costs combined with acquisitions of businesses that, upon acquisition date, have lower margins than our legacy businesses. In addition, we are working through footprint consolidation projects in our Cequent businesses, incurring costs to complete the moves to more efficient and cost-effective facilities by the end of 2013.
While additional acquisitions, branch expansions and spending on growth initiatives may put further short-term pressure on profit margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical TriMas levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. For example, we are now seeing this margin moderation to historical levels during the past couple of quarters within our Packaging reportable segment. We believe we remain well-positioned to achieve further market share gains and generate additional operating leverage as a result of our low fixed cost structure in certain businesses and with the footprint consolidation projects within the Cequent businesses.
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
During the quarter ended September 30, 2013, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11, "Long-term Debt," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of September 30, 2013, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 13, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(c)	Executive Severance / Change of Control Policy.
10.2(d)
Credit Agreement, dated October 16, 2013, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the various lenders from time to time party thereto.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on August 23, 2013 (File No. 001-10716).
(d)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 21, 2013 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	October 28, 2013	By:	A. Mark Zeffiro Executive Vice President & Chief Financial Officer