Form 10-K
period 2013-12-31
TRIMAS CORP
filed 2014-02-20
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(248) 631-5450
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common stock, $0.01 par value	NASDAQ Stock Market LLC
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2013 was approximately $1,377.7 million, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 13, 2014, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,011,655 shares.
Portions of the Registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

PART I

Item 1.    Business
We are a global designer, manufacturer and distributor of applied products for commercial, industrial and consumer markets. Most of our businesses share important characteristics, including leading market positions, strong brand names, broad product offerings in focused markets, established distribution networks, relatively high operating margins, relatively low capital investment requirements, and organic growth and acquisition opportunities. We use a common operating model across TriMas and all of our businesses. The TriMas Operating Model is the framework that provides commonality and consistency across our businesses, wherever possible given the diverse nature, and drives how we plan, budget, measure, review, incent and reward our people. It provides the foundation for determining our priorities, executing our growth and productivity initiatives, and allocating capital. We believe that a majority of our 2013 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories.
Our Reportable Segments
We operate through six reportable segments which had net sales and operating profit for the year ended December 31, 2013 as follows: Packaging (net sales: $313.2 million; operating profit: $83.8 million), Energy (net sales: $205.6 million; operating profit: $8.6 million), Aerospace & Defense (net sales: $101.8 million; operating profit: $23.8 million), Engineered Components (net sales: $185.4 million; operating profit: $19.5 million), Cequent APEA (net sales: $151.6 million; operating profit: $13.9 million) and Cequent Americas (net sales: $437.3 million; operating profit: $8.9 million). For information pertaining to the net sales and operating profit attributed to our reportable segments, refer to Note 19, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
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
Our Packaging brands, which include Rieke®, Arminak & Associates®, Englass®, Innovative Molding™ and Stolz® are well established and recognized in their respective markets.

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

•	During third quarter 2013, the Company sold its packaging business in Italy which manufactured ring and lever closures for steel drums and pails and served the industrial market in Europe.
Competitive Strengths
We believe Packaging benefits from the following competitive strengths:

•
Strong Product Innovation. We believe that Packaging's research and development capability and new product focus is a competitive advantage. For more than 90 years, Packaging's product development programs have provided innovative and proprietary product solutions, such as the Visegrip® steel flange and plug closure, the Poly-Visegrip™ plastic closure and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Recent examples of innovation within specialty closures include hands-free foamer applications for soap, potable water dispenser systems for two to five gallon water containers and improved airless high-viscosity liquid dispensing systems to meet thick characteristics in personal care creamers. Packaging's emphasis upon highly-engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending. We believe that Packaging's innovative product solutions have enabled it to evolve its products to meet existing customers' needs, as well as attract new customers in a variety of consumer end markets such as beverage, cosmetic, food, medical, nutraceutical, personal care and pharmaceutical.

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

Strategies
We believe Packaging has significant opportunities to grow, including:

•
Product Innovation and New Applications. Packaging has focused its research and development capabilities on consumer applications requiring special packaging forms, stylized containers and dispenser systems requiring a high degree of functionality and engineering, as well as continuously evolving its industrial applications. Many new product innovations take years to develop. Packaging has a consistent pipeline of new products ready for launch. For example, 16 new patent filings were filed in 2013, with 23 new patents issued. Other recent examples include Rieke's FLEXSPOUT IITM closure system used on five gallon pails for the paint, oil and chemical industries, as well as various foamers, pumps and sprayers.

•
Product Cross-Selling Opportunities. Recently, Packaging began to cross-market successful European products, such as rings and levers, to a similar end-user customer base in the North American market utilizing its direct sales force. In addition, Packaging's February 2012 and August 2011 acquisitions of Arminak & Associates and Innovative Molding, respectively, have provided additional products, including plastic closures for bottles and jars and specialty foamers, pumps and sprayers, providing new cross-selling opportunities. All salespeople in the organization are trained and successfully selling all products in the Packaging group. We believe that, as compared with its competitors, Rieke is able to offer a wider variety of products to its long-term North American customers with enhanced service and tooling support. Many of these customers have entered into supply agreements with Rieke based on these broader product offerings.

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
Packaging's primary end customers include Bath & Body Works, Boots, Costco, Dial Corporation, Ecolab, Lyons Magnus, McDonald's, Method, Pepsi, Pharmacia, Reckitt Benckiser, Sherwin-Williams, Schering-Plough and Starbucks, as well as supplying major container manufacturers around the world such as Berenfield, Berlin Packaging, BWAY, Greif and North Coast Container. Packaging maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.
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
Energy
We believe Energy is a leading manufacturer and distributor of metallic and non-metallic gaskets, bolts, industrial fasteners and specialty products for the petroleum refining, petrochemical, oil field and industrial markets. With operations principally in North America and newer locations in Europe, Asia and South America, Lamons supplies gaskets and complementary fasteners to both maintenance repair operations and industrial original equipment manufacturers. Our companies and brands which comprise this segment include Lamons®, South Texas Bolt & Fitting™ (“STBF”), CIFAL Industrial e Comercial Ltda™ ("CIFAL"), Gasket Vedações Técnicas Ltda (“GVT”), Wulfrun Specialised Fasteners ("Wulfrun") and Basrur Uniseal Private Limited ("Basrur"). GVT, Wulfrun and Basrur were all acquired in 2013.
Competitive Strengths
We believe Energy benefits from the following competitive strengths:

•
Established and Extensive Distribution Channels. Our Lamons business utilizes an established hub-and-spoke distribution system whereby our primary manufacturing facilities supply products to our own branches and highly knowledgeable network of worldwide distributors and licensees, which are located in close proximity to our primary customers. Our primary manufacturing facilities are in Houston, Texas; Hangzhou, China; Rotterdam, the Netherlands; Faridabad and Bangalore, India; Wolverhampton, United Kingdom; and São Paulo, Brazil with an increasing number of company-owned branches strategically located around the world to serve our global customer base. This established network of branches, enhanced by third-party distributors, allows us to add new customers in various locations and to increase distribution to existing customers. Our experienced in-house sales support teams work with our global network of distributors and licensees to create a strong market presence in all aspects of the oil, gas and petrochemical refining industries.

•
Comprehensive Product Offering. Lamons currently offers a full suite of gasket and bolt products to the petroleum refining, petrochemical, oil field and industrial markets. Our March 2013 acquisition of Wulfrun in the United Kingdom further expanded Energy's product offering to include custom-manufactured, specialty bolts of various sizes and made-to-order configurations and other CNC-machined components in Europe. In addition, Energy has added specialty bolts and gaskets in Brazil, as well as expanded its engineered product offering with isolation kits and capabilities to produce high quality sheet jointing used in the manufacture of soft gaskets. While many of the competitors manufacture and distribute either gaskets or bolts, supplying both provides Lamons with an advantage to customers who prefer to deal with fewer suppliers. Enabled by its branch network and close proximity to its customers, Lamons' ability to provide quick turn-around and customized solutions for its customers is also a competitive strength.

•
Leading Market Positions and Strong Brand Names. We believe Lamons is one of the largest gasket and bolt suppliers to the global energy market. We believe that Lamons, STBF, CIFAL, GVT, Wulrun and Basrur are known as quality brands and offer premium service to the industry. All Lamons' global facilities have the latest proprietary technology and equipment to be able to produce urgent requirement gaskets and bolts locally to meet its customers' demands.

Strategies
We believe Energy has opportunities to grow, while optimizing its cost structure, including:

•
Expansion into New Geographies. Energy has significant opportunities to grow its business by replicating its U.S branch strategy around the world. Lamons has been targeting additional locations outside of the U.S. in close proximity of its global customers, and plans further penetration into Europe, Asia and North and South America. Since 2011, Lamons opened or acquired additional locations in Brazil, Canada, India, Singapore, Spain, Thailand, and the United Kingdom, as well as Denver, Colorado; Midland, Michigan; Minneapolis, Minnesota; and Pascagoula, Mississippi in the United States. Opening locations within close proximity of its customers increases Lamons' ability to provide better service and meet their quick turn-around needs. Lamons has opened additional branches in North America to better penetrate underserved markets.

•
Expansion of Engineered and Specialty Product Offering. Over the past couple of years, Lamons has launched several new highly-engineered and specialty products and has broadened its specialty bolt offering. Lamons has also developed: WRI-LP gaskets, a hydrofluoric ("HF") acid gasket solution; inhibitor gaskets designed to prevent corrosion in offshore platform flanges; IsoTek GasketsTM, an engineered sealing solution for flanged pipe connections; and intelligent bolts which provide more reliable load indication. In addition to providing revenue growth opportunities, specialty products tend to have higher margins than their standard counterparts.

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

Marketing, Customers and Distribution
Energy relies upon a combination of direct sales forces and established networks of independent distributors and licensees with familiarity of the end users. Gaskets and bolts are supplied directly to major customers through Lamons' sales and service facilities in major regional markets, or through a large network of independent distributors/licensees. This sales and distribution network's close proximity to the customer makes it possible for Energy to respond to customer-specific engineered applications and provide a high degree of customer service. Lamons' overseas sales are made either through its newer sales and service facilities in Brazil, China, India, the Netherlands, Singapore, Spain, Thailand and the United Kingdom, Lamons' licensees or through its many distributors. Significant Energy customers include Bechtel, Dow Chemical, ExxonMobil, Ferguson, LyondellBasell, MRC, National Oilwell Varco and Valero.
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
Aerospace & Defense's brands include Monogram Aerospace Fasteners™, Martinic Engineering, Mac Fasteners, Inc. and NI Industries™, which are well established and recognized in their markets.

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

•
Mac Fasteners. Acquired in October 2013, Mac Fasteners manufactures and distributes stainless steel aerospace fasteners, globally utilized by original equipment manufacturers ("OEMs"), aftermarket repair companies, and commercial and military aircraft producers.

•
NI Industries. NI Industries has utilized proprietary know-how to manufacture a variety of munitions components, including large caliber cartridge cases, for the U.S. government, as well as domestic and foreign prime contractors. The Riverbank Army Ammunition Plant (“Riverbank”) California facility of NI Industries was included in the 2005 Base Realignment and Closure (“BRAC”). NI Industries completed production at this facility in 2009 and worked with the U.S. government to relocate the manufacturing capability from Riverbank to the Rock Island Arsenal in Illinois. Assuming all options are exercised, NI Industries has a contract to operate the Rock Island facility for up to 25 years, which began May 2011, and has had limited production of munitions components since the relocation was completed.

Strategies
We believe the businesses within the Aerospace & Defense segment have significant opportunities to grow, based on the following:

•
Strong Product Innovation. The Aerospace & Defense segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Monogram has developed the next generation Composi-Lok®, offering a flush break upon installation, a new "lite" derivative affording significant installed weight savings in concert with today's fuel efficient aircraft designs, and is developing and testing an enlarged footprint version of the Composi-Lok®, offering improved clamping characteristics on composite structures. Monogram has developed the next generation of temporary fasteners, which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. Our close working relationship between our Technical Sales and Engineering groups and our customers' engineering teams is key to developing future products desired and required by our customers.

•
Entry into New Markets and Development of New Customers. The Aerospace & Defense segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In addition, Monogram is focused on expanding its geographic presence and has recently opened an office in Beijing, China. The addition of Martinic Engineering and Mac Fasteners products to the portfolio enables this segment to reach additional customers, including tier one suppliers to airframe OEMs and aftermarket repair companies, respectively.

•
Expansion of Product Line Offerings. Aerospace & Defense is expanding its fastener offerings to include other aerospace fastening products, including a suite of collar families used in traditional non-blind assembly, and is rapidly increasing its applications and content on airplanes. Monogram's blind bolt fasteners, which allow for one-sided bolt installation, provide additional advantages as aircraft manufacturers increase automation in aircraft assembly. This trend increases the potential for the expanded use of Monogram's blind fasteners into non-traditional applications. Monogram's Composi-Lok®, Composi-Lok®II, and the new Composi-Lok®3, are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well-suited to take advantage of the increasing use of composite materials in aircraft construction. Its Radial-Lok® stands alone in its ability to enhance joint strength through radial expansion upon installation and Monogram's OSI-Bolt® fastening system is the only blind substitute to replicate the strength of conventional two piece fastening systems. The acquisitions of Martinic Engineering and Mac Fasteners also expand opportunities for additional content on aircrafts.
Marketing, Customers and Distribution
Aerospace & Defenses' customers operate primarily in the aerospace and defense industries. Given the focused nature of many of our products, the Aerospace & Defense segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. For example, Monogram's aerospace fasteners are sold through internal sales personnel and independent sales representatives worldwide. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as technology, quality and service-oriented suppliers in their respective markets. Monogram's products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. While Monogram sells to both manufacturers and distributors, Monogram works directly with aircraft manufacturers to develop and test new products and improve existing products. The addition of Martinic Engineering and Mac Fasteners products to the portfolio enables this segment to reach additional customers, including tier one suppliers to airframe OEMs and aftermarket repair companies, respectively. NI Industries relies on its long-standing relationships with U.S. and Allied militaries, and domestic and foreign prime contractors. The close working relationship in both businesses is a necessity given the critical safety nature and regulatory environment of its customers' products. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Aerospace & Defenses' OEM, distribution and other customers include Airbus, Boeing, B/E Aerospace, Bombardier, Embraer, Hamilton Sunstrand, Lockheed, Northrop Grumman, Parker Hannifin, Peerless Aerospace Fasteners, Wesco Aircraft Hardware, and the U.S. Department of Defense.
Competition
This segment's primary competitors include Alcoa Fastening Systems, Allfast Fastening Systems, Cherry Aerospace (PCC) and LISI Aerospace in aerospace products, and General Dynamics and Sloboda in munitions products. We believe that Monogram is a leader in the blind bolt market with significant market share in all blind fastener product categories in which it competes. Aerospace & Defenses' companies supply highly engineered, non-commodity, customer-specific products that principally have large shares of small markets supplied by a limited number of competitors.
Engineered Components
We believe Engineered Components is a leading designer, manufacturer and distributor of high-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, as well as a variety of natural gas powered engines and parts, gas compressors, gas production equipment, meter runs, engine electronics and chemical pumps all engineered for use in oil and natural gas production. In general, these products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Engineered Components' brands include Arrow® Engine and Norris Cylinder™ which are well established and recognized in their respective markets.

•
Arrow Engine. We believe that Arrow Engine is a market leading provider of natural gas powered engines and parts. Arrow Engine also provides gas compressors, gas production, meter runs, engine electronics and chemical pumps, all engineered for use in oil and natural gas production and other industrial and commercial markets. Arrow Engine distributes its products through a worldwide distribution network with a particularly strong presence in the U.S. and Canada. Arrow Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main OEM engine lines and offers a wide variety of spare parts for an additional eight engine lines, which are widely used in the energy industry and other industrial applications. Arrow Engine has developed a new line of products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. Arrow Engine has expanded its product line to include compressors and compressor packaging, gas production equipment, meter runs and other electronic products.

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

Strategies
We believe the businesses within the Engineered Components segment have opportunities to grow, based on the following:

•
Strong Product Innovation. The Engineered Components segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Arrow Engine continues to introduce new products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. Arrow Engine has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market, as well as development of a natural gas compressor used for compressed natural gas (“CNG”) filling stations. Norris Cylinder developed a process for manufacturing ISO cylinders capable of holding higher pressure gases and has been awarded a United Nations certification for its ISO cylinders, making Norris Cylinder the first manufacturer approved to distribute ISO cylinders domestically. Norris Cylinder also is creating new designs for seamless acetylene applications in marine and international markets.

•
Entry into New Markets and Development of New Customers. Engineered Components has opportunities to grow its businesses by offering its products to new customers, markets and geographies. Norris Cylinder's 2010 acquisition of Taylor Wharton International's Huntsville, Alabama facility added highly-engineered specialty cylinder products to its product portfolio. We believe this acquisition enabled Norris Cylinder to expand its product portfolio to its existing customers, while bringing new customers to Norris Cylinder. In November 2013, Norris Cylinder acquired the assets of Worthington Cylinder's Tilbury, Ontario and Jefferson, Ohio facilities, making Norris Cylinder the only manufacturer of steel high-pressure and acetylene cylinders in North America. Norris Cylinder is also expanding international sales of its ISO cylinders to Europe, South Africa and South America, as well as pursuing new end markets such as cylinders for use at cell towers (hydrogen fuel cells), in mine safety (breathing air and rescue chambers) and in fire suppression. Arrow Engine continues to expand its product portfolio to serve new customers and new applications for oil and natural gas production in all areas of the industry, including shale drilling. Arrow Engine is also expanding international sales, particularly in Mexico, Indonesia and Venezuela.

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
Competition
Arrow Engine tends to compete against natural gas powered, lower horsepower, multi-cylinder engines from manufacturers such as Caterpillar, Chevy, Cummins and Ford industrial engines and electric motors. Norris Cylinder competes against Worthington, Beijing Tianhai Industry Co., Faber and Vitkovice Cylinders. In May 2012, the U.S. International Trade Commission made a unanimous final determination that Norris Cylinder had been materially injured by imports of Dot high pressure steel cylinders that were being subsidized by the Government of China, as well as being dumped in the U.S. market by producers in China, and as a result, imposed antidumping and countervailing duties on the subject imports to create a fairer competitive environment in the United States. Engineered Components' companies supply highly engineered, non-commodity, customer-specific products with large shares of small markets supplied by a limited number of competitors.

Cequent APEA and Cequent Americas
We believe Cequent, which includes our Cequent APEA and Cequent Americas reportable segments, is a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailer and cargo management products and other accessories. These products, which are similar for both Cequent APEA and Cequent Americas, are designed to support all OEM, original equipment suppliers ("OES") and aftermarket customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. We believe that Cequent's brand names and product lines are among the most recognized and extensive in the industry.
Cequent APEA focuses its sales and manufacturing efforts in the Asia Pacific, Europe and Africa regions of the world, while Cequent Americas is focused on the North and South American markets. Cequent Americas consists of two businesses: Cequent Performance Products ("CPP"), a leading manufacturer of aftermarket and OEM towing and trailer products and accessories, and Cequent Consumer Products ("CCP"), a leading provider of towing, trailer, vehicle protection and cargo management solutions serving the end-user through retailers.
Cequent APEA and Cequent Americas have positioned their product portfolios to create pricing options for entry-level to premium products across all of our market channels. We believe that no other competitor features a comparable array of components and recognized brand names. Cequent's brand names include Aqua Clear™, Bargman®, Bulldog®, BTM, DHF, Draw-Tite®, Engetran, Fulton®, Harper®,Hayman-Reese™, Hidden Hitch®, Highland®, Kovil, Laitner™, Parkside®, Pro Series™, Reese®, Reese CarryPower™, Reese Outfitter®, Reese Power Sports, Reese® Towpower™, ROLA®, Tekonsha®, Tow Ready®, TriMotive®, Trojan®, Wesbar® and Witter Towbar Systems.

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
Competitive Strengths

•
Diverse Product Portfolio of Strong Brand Names. Cequent APEA and Cequent Americas both benefit from a diverse range of product offerings and do not solely rely upon any single item. By offering a wide range of products, the Cequent businesses are able to provide a complete solution to satisfy their customers' towing and cargo management needs, as well as serve diverse channels through effective brand management. We believe that the various brands mentioned above are well-known in their respective product areas and channels. In addition, we believe many of the products within Cequent APEA or Cequent Americas have leading market positions.

•
Value Engineering. Cequent APEA and Cequent Americas have extensive engineering and performance capability, enabling these segments to continue their product innovation, improve product reliability and reduce manufacturing costs. The businesses within these segments conduct extensive testing of their products in an effort to assure high quality and reliable product performance. Engineering, product design and fatigue testing are performed utilizing computer-aided design and finite element analysis.

•
Established Distribution Channels. Cequent APEA and Cequent Americas utilize several distribution channels for sales, including OEM for trailers, OEM for vehicles, OES for vehicles, wholesale distribution, dealers, installers, specialty retailers, internet resellers and mass merchandisers. The businesses are positioned to meet all delivery requirements specified by our diverse group of customers.

•
Flexibility in Supply. As a result of significant restructuring activity completed over the past few years, Cequent has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Cequent Americas has the ability to produce low-volume, customized products in-house, quickly and efficiently at manufacturing facilities in Mexico and Brazil. Cequent Americas also outsources high-volume production to lower cost supply partners in Southeast Asia. Extensive sourcing arrangements with suppliers in low-cost environments enable the flexibility to choose to manufacture or source products as end-market demand fluctuates. Cequent APEA has manufacturing facilities in Australia, Finland, Germany, New Zealand, South Africa, Thailand and the United Kingdom. Cequent APEA recently opened a new, state-of-the-art manufacturing facility in Melbourne, Australia to improve efficiency and customer service, and to replace the two former Melbourne facilities.

Strategies
We believe that Cequent has opportunities to grow, including the following:

•
Enhanced Towing Solutions. As a result of its broad product portfolio, Cequent APEA and Cequent Americas are well positioned to provide customers with solutions for trailering, towing and cargo management needs. Due to both segments' product breadth and depth, we believe the Cequent businesses can provide customers with compelling value propositions with superior features and convenience. In many instances, Cequent can offer more competitive pricing by providing complete sets of product rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide “one stop shopping” to customers.

•
Cross-Selling Products. We believe that Cequent APEA and Cequent Americas both have significant opportunities to further introduce products into new distribution channels. Cequent has developed strategies to introduce its products into new channels, including the Asian automotive manufacturer market, the retail sporting goods market, the independent bike dealer, the ATV and motorcycle market, the military and within select international markets. More specifically, Cequent APEA is focused on selling the whole product range through all channels, leveraging strong U.S. brands to broaden the local product offering and expanding its business with Thailand-based automotive OEMs.

•
Geographic Expansion. Cequent APEA has continued to expand globally, while maintaining its strong presence in Australia. Over the past couple of years, we have introduced products into the local market in Thailand after launching our local plant there. Throughout 2013, Cequent APEA acquired businesses in Europe, with locations in Finland, Germany and the United Kingdom, to enter the towbars and towing accessories market in that region and be able to offer its global customers a local supply solution. In 2012, the Cequent APEA business acquired Trail Com Limited, a market leading distributor for towing accessories and trailer components headquartered in Auckland, New Zealand. In 2011, Cequent APEA acquired BTM, a motor vehicle accessory business located in South Africa, further expanding its global manufacturing and sales footprint and providing additional customer support for its global customers. In both 2013 and 2012, Cequent Americas expanded its global footprint and product portfolio in Brazil by acquiring DHF Soluções Automotivas Ltda and Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda, respectively. We believe these expansions into new geographies provide additional opportunities for growth, while supporting existing and new customers in these markets. Cequent continues to evaluate sales opportunities outside of its existing markets.

•
Strong Product Innovation. Cequent Americas has a history of successfully developing and launching new products with patented features. Newer introductions include customer vehicle and trailer connectivity products, F2® aluminum trailer winch, powered RV 5th wheel trailer landing gear, an ASAE compliant and newly redesigned 5th wheel hitch family, custom harnesses, programmable converters, high intensity LED work lighting and electrical accessories, and a patented and improved gooseneck coupler. In addition, Cequent is continually refreshing its existing retail products with new designs, features, innovative packaging and merchandising. Cequent APEA also continues to evolve its products and recently expanded its tubular vehicle protection product line.

Marketing, Customers and Distribution
Cequent APEA and Cequent Americas employ a dedicated sales force in each of the primary channels, including automotive aftermarket, automotive OEM, industrial, military, power sports, recreational vehicle dealers, and retail including mass merchants, auto specialty, marine specialty, hardware/home centers and catalogs. The businesses rely upon strong historical relationships, custom engineering capability, significant brand heritage, broad product offerings, superior distribution and strong merchandising methodologies to bolster its towing, trailer and accessory product sales through the OEM channel and in all aftermarket segments. Cequent Americas serves customers such as Etrailer, Ford, Keystone Automotive, Redneck, Stag Parkway, Toyota and U-Haul, and is also well represented in mass merchant retailers like Wal-Mart, specialty retailers such as Tractor Supply, hardware home centers such as Home Depot and Lowe's, specialty auto retailers including Advanced Auto Parts and AutoZone. Cequent APEA's customers include many automotive manufacturers and suppliers, including FHI/Subaru, Ford, GM, Mazda and Toyota.

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
Employees and Labor Relations
As of December 31, 2013, we employed approximately 6,000 people, of which approximately 58% were located outside the United States and 20% were unionized. We currently have collective bargaining agreements covering 13 facilities worldwide, two of which are in the United States. Employee relations have generally been satisfactory.
On November 21, 2012, we announced the decision to close our Goshen, Indiana, manufacturing facility within our Cequent Americas segment, impacting approximately 30% of our then-current unionized work force. The decision to close the plant and move the work to Cequent's Mexico-based operations is the result of our effort to focus resources in a manner that will best serve our customers and better position us to remain competitive in the markets that we serve. The closure resulted in the separation of approximately 420 employees in Goshen, Indiana and was completed during the fourth quarter of 2013.
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
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $219.5 million at December 31, 2013, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
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
Technology.    We hold a number of U.S. and foreign patents, patent applications, and proprietary product and process oriented technologies within all six of our reportable segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the industrial, commercial and consumer end markets that we serve. Estimated useful lives for our technology intangibles range from one to 30 years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of 20 years in the U.S. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.
International Operations
Approximately 20.8% of our net sales for the year ended December 31, 2013 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 29.9% of our operating net assets as of December 31, 2013 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, Canada, China, Finland, Germany, India, Mexico, the Netherlands, New Zealand, Singapore, South Africa, Spain, Thailand and the United Kingdom. In addition to the net sales derived from sales by our subsidiaries located outside of the United States, we also generated approximately $123.7 million of export sales from the United States. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
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
One of our principal growth strategies is to pursue strategic acquisition opportunities. We have completed 24 acquisitions, primarily bolt-on businesses to our existing platforms, over the past five years. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.
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
We have debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
As of December 31, 2013, we have approximately $305.7 million of outstanding debt. After consideration of our interest rate swap agreement (see Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information), approximately 43% of our debt bears interest at variable rates. We may experience increases in our interest expense as a result of general increases in interest rate levels. Our debt service payment obligations in 2013 were approximately $23.1 million, and based on amounts outstanding as of December 31, 2013, a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $1.3 million annually.
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
Our credit agreement contains covenants that restrict our ability to:

•	pay dividends or redeem or repurchase capital stock;

•	incur additional indebtedness and grant liens;

•	make acquisitions and joint venture investments;

•	sell assets; and

•	make capital expenditures.
Our credit agreement also requires us to comply with financial covenants relating to, among other things, interest coverage and leverage. Our accounts receivable facility contains covenants similar to those in our credit agreement and includes additional requirements regarding our receivables. We may not be able to satisfy these covenants in the future or be able to pursue our strategies within the constraints of these covenants. Substantially all of the assets of our domestic subsidiaries (other than our special purpose receivables subsidiary) are pledged as collateral pursuant to the terms of our credit agreement. Borrowings under the foreign currency sub limit are secured by a pledge of the assets of the foreign subsidiary borrowers that are party to our credit agreement. A breach of a covenant contained in our debt instruments could result in an event of default under one or more of our debt instruments, our accounts receivable facility and our lease financing arrangements. Such breaches would permit the lenders under our credit agreement to declare all amounts borrowed thereunder to be due and payable, and the commitments of such lenders to make further extensions of credit could be terminated. In addition, such breach may cause a termination of our accounts receivable facility. Each of these circumstances could materially and adversely impair our liquidity.
We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.
At December 31, 2013, our goodwill and intangible assets were approximately $529.2 million and represented approximately 40.7% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill and/or other intangible asset impairments. Historically, included within our net losses were pre-tax, non-cash goodwill and indefinite-lived impairment charges between $116.5 to $171.2 million, taken during the years ended December 31, 2006 through 2008. While the fair value of our remaining goodwill exceeds its carrying value, and we have not recorded goodwill or intangible asset impairment charges since 2008, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.
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
In addition, the Lamons business within our Energy reportable segment is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 7,975 claims pending at December 31, 2013, 134 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 15, "Commitments and Contingencies," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, we believe it is likely that there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of our primary insurance coverage, during which we likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid. We also may incur significant litigation costs in defending these matters in the future. We may be required to incur additional defense costs and pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses.
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
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2013 under these operating leases was approximately $29.4 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2013, approximately 20% of our work force was unionized under several different unions and bargaining agreements. We currently have collective bargaining agreements covering 13 facilities worldwide, two of which are in the United States.
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
We have extensive operations outside of the United States. Approximately 20.8% of our net sales for the year ended December 31, 2013 were derived from sales by our subsidiaries located outside of the U.S. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

•
changes in local government regulations and policies including, but not limited to, foreign currency exchange controls or monetary policy, governmental embargoes, repatriation of earnings, expropriation of property, duty or tariff restrictions, investment limitations and tax policies;

•	political and economic instability and disruptions, including labor unrest, civil strife, acts of war, guerrilla activities, insurrection and terrorism;

•	volatility of currency exchange between the U.S. dollar and currencies in international markets;

•	legislation that regulates the use of chemicals;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act ("FCPA");

•	compliance with international trade laws and regulations, including export control and economic sanctions, such as anti-dumping duties;

•	difficulties in staffing and managing multi-national operations;

•	limitations on our ability to enforce legal rights and remedies;

•	tax inefficiencies in repatriating cash flow from non-U.S. subsidiaries that could affect our financial results and reduce our ability to service debt;

•	reduced protection of intellectual property rights; and

•	other risks arising out of foreign sovereignty over the areas where our operations are conducted.

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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 255,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2014 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease through June 2017. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal reportable segment utilizing such facilities as of December 31, 2013:

Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent APEA	Cequent Americas
United States:
Arkansas:
Atkins(1)
California:
   Azusa(1)
   Rohnert Park(1)
Indiana:
   Auburn
   Hamilton(1)
Ohio:
   New Albany(1)
International:
Germany:
   Neunkirchen
Mexico:
    Mexico City
United Kingdom:
    Leicester
China:
    Hangzhou(1)

United States:
Texas:
    Houston(1)
International:
Brazil:
    São Paulo(1)
    Rio de Janeiro (1)
Canada:
    Sarnia,
    Ontario(1)
China:
    Hangzhou(1)
India:
Faridabad(1)
    Bangalore(1)
The Netherlands:
Rotterdam(1)
Thailand:
    Muang Rayong
United Kingdom:
    Wolverhampton(1)
		United States: California: Commerce(1) Stanton(1) Illinois: Rock Island(2) Kansas: Ottawa(1) Arkansas: Paris(1)	United States: Alabama: Huntsville Oklahoma: Tulsa Texas: Longview
International:
Australia:
    Keysborough,
    Victoria(1),
    Perth, Western
    Australia(1)
      Brisbane,
    Queensland(1)
South Africa:
Pretoria(1)
Thailand:
    Chonburi(1)
New Zealand:
     Christchurch(1)
Finland:
     Savonlinna(1)
 Germany:
     Hartha(1) United Kingdom:
     Deeside(1)

United States:
Indiana:
    South Bend(1)
Iowa:
    Fairfield(1)
Michigan:
    Plymouth(1)
       Tekonsha(1)
Ohio:
    Solon(1)
International:
Canada:
    Burlington,
    Ontario
Mexico:
    Juarez(1)
    Reynosa(1)
Brazil:
    São Paulo(1)
    Itaquaquecetuba

________________________________________

(1)	Represents a leased facility. All such leases are operating leases.

(2)	Owned by the U.S. government and operated by our NI Industries business under a facility maintenance contract.
Item 3.    Legal Proceedings
See Note 15, "Commitments and Contingencies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

Supplementary Item. Executive Officers of the Company
David M. Wathen. Mr. Wathen has served as president and chief executive officer of the Company since 2009. He served as president and chief executive officer of Balfour Beatty, Inc. (U.S. operations), an engineering, construction and building management services company, from 2003 until 2007. Prior to his Balfour Beatty appointment, he was a principal member of Questor, a private equity firm, from 2000 to 2002. Mr. Wathen held management positions from 1977 to 2000 with General Electric, a diversified technology and financial services company, Emerson Electric, a global manufacturing and technology company, Allied Signal, an automotive parts manufacturer, and Eaton Corporation, a diversified power management company.

A. Mark Zeffiro. Mr. Zeffiro was appointed chief financial officer of the Company in June 2008, and executive vice president in May 2013. Prior to joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company, a diversified technology and financial services company (“GE”), and Black and Decker Corporation, a global manufacturer of quality power tools and accessories, hardware, home improvement products and fastening systems (“Black & Decker”). From 2004, during Mr. Zeffiro’s four-year tenure with Black & Decker, he was vice president of finance for the global consumer product group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black and Decker’s factory store business unit. From 2003 to 2004, Mr. Zeffiro was chief financial officer of First Quality Enterprises, a private company producing consumer products for the health care market. From 1988 through 2002 he held a series of operational and financial leadership positions with GE, the most recent of which was chief financial officer of their medical imaging manufacturing division.

Thomas M. Benson. Mr. Benson has been president of the Company’s Cequent Performance Products, Inc. subsidiary since 2008. Prior to his appointment in 2005 as president of Cequent Towing Products, Inc., Mr. Benson held various management positions within the Cequent business, including president of Draw-Tite, Inc. Before joining the Company in 1984, Mr. Benson held the position of manager warranty systems at Ford Motor Company, an automotive manufacturer and financial vehicle services company, from 1978 to 1984.

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

Joshua A. Sherbin. Mr. Sherbin was appointed the Company’s general counsel and corporate secretary in 2005, and vice president and chief compliance officer in May 2008, prior to which he was employed as the North American corporate counsel and corporate secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was senior counsel, assistant corporate secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997. From 1988 until 1995, he was an associate with the law firm Butzel Long in its general business practice.

Robert J. Zalupski. Mr. Zalupski was appointed the Company’s vice president, finance and treasurer in 2003 and assumed responsibility for corporate development in March 2010. He joined the Company as director of finance and treasury in 2002, prior to which he worked in the Detroit office of Arthur Andersen. From 1996 through 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Prior to 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 13, 2014, there were 555 holders of record of our common stock.
Our credit agreement restricts the payment of dividends on common stock, as such we did not pay dividends in 2013 or 2012. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
The high and low sales prices per share of our common stock by quarter, as reported on the NASDAQ through December 31, 2013, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2013
4th Quarter	$42.09	$35.23
3rd Quarter	$40.79	$34.69
2nd Quarter	$37.39	$27.16
1st Quarter	$32.69	$27.54
Year ended December 31, 2012
4th Quarter	$28.56	$22.34
3rd Quarter	$25.12	$18.26
2nd Quarter	$24.51	$18.69
1st Quarter	$25.50	$18.06
Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for securities authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2007 through December 31, 2013 for TriMas common stock, the Russell 2000 Index and a peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2007 in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.
______________

(1)
Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., SPX Corporation, Teleflex, Inc. and Kaydon Corp (included in peer group 2007-2012, due to being acquired during 2013).

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2013. The financial data for each of the five years presented has been derived from our financial statements and notes to those financial statements, for which the years ended December 31, 2009 through December 31, 2012 were audited by KPMG LLP and the year ended December 31, 2013 has been audited by Deloitte & Touche LLP. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited financial statements included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(dollars and shares in thousands, except per share data)
Statement of Income Data:
Net sales	$1,394,860	$1,272,910	$1,083,960	$902,460	$777,050
Gross profit	353,400	343,760	317,700	271,050	204,510
Operating profit	120,530	127,870	131,320	109,340	49,500
Income from continuing operations	79,370	36,290	50,810	38,930	12,440
Per Share Data:
Basic:
Continuing operations	$1.83	$0.90	$1.48	$1.15	$0.37
Weighted average shares	40,926	37,521	34,246	33,761	33,490
Diluted:
Continuing operations	$1.81	$0.89	$1.46	$1.13	$0.36
Weighted average shares	41,396	37,949	34,780	34,435	33,892

	Year ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$87,610	$73,220	$95,810	$94,960	$83,510
Investing activities	(130,340)	(133,000)	(25,230)	(37,850)	9,130
Financing activities	49,150	(8,560)	(28,030)	(20,220)	(87,070)
Balance Sheet Data:
Total assets	$1,300,780	$1,130,960	$991,900	$925,720	$825,780
Total debt	305,740	422,440	469,900	494,650	514,550
Goodwill and other intangibles	529,190	477,100	371,030	365,800	360,410

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
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Over the past few years, global economic conditions have cycled through significant changes. The economy was in a period of recovery during 2012, which, along with significant market share gains, new product introductions and acquisitions, resulted in year-over-year net sales increases in five of our six reportable segments. The economic conditions continued in 2013 in certain markets, which, together with market share gains, new product introductions and acquisitions, resulted in year-over-year net sales increases in five of our six reportable segments.
Over the past three years, we have accelerated our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms, primarily within our Packaging, Energy, Aerospace & Defense, and Cequent APEA reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving forward with more efficient facilities and lower-cost country production. While our growth strategies, particularly in Packaging, Energy and Aerospace & Defense, have helped to significantly increase our net sales levels and set the foundation for continued growth, and our Cequent footprint projects are expected to yield more effective and efficient manufacturing capability and flexibility while also reducing costs, our earnings margins have declined from historical levels as we incur costs to pursue and integrate these endeavors. Our reportable segment margins have declined at the onset of our recent acquisitions (ten during 2013) and new branch location openings due to acquisition/setup and diligence costs, purchase accounting adjustments (inventory revaluations and higher depreciation and amortization expense), integration costs, costs to do business in new markets (primarily for new branches, where we make pricing decisions to penetrate new markets and do not yet have the volume leverage) and from acquiring companies with historically lower margins than our legacy businesses. For the Cequent businesses, duplicative costs from multiple facilities, manufacturing inefficiencies associated with the start-up of new facilities and move costs have significantly impacted margins. While these endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies, and Cequent margins will improve once the facilities gain the expected efficiencies and synergies in combination with the distribution networks.
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
The demand for some of our products, particularly in our two Cequent reportable segments, is heavily influenced by consumer sentiment. Despite the sales increases in the past few years, we recognize that consumer sentiment and the end market conditions remain unstable, primarily for Cequent Americas, given continued uncertainties in employment levels and consumer credit availability, both of which significantly impact consumer discretionary spending.

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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six reportable segments:

	Year ended December 31,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$313,220	22.5%	$275,160	21.6%	$185,240	17.1%
Energy	205,580	14.7%	190,210	14.9%	166,780	15.4%
Aerospace & Defense	101,790	7.3%	78,580	6.2%	78,590	7.2%
Engineered Components	185,370	13.3%	200,000	15.7%	175,350	16.2%
Cequent APEA	151,620	10.9%	128,560	10.1%	94,290	8.7%
Cequent Americas	437,280	31.3%	400,400	31.5%	383,710	35.4%
Total	$1,394,860	100.0%	$1,272,910	100.0%	$1,083,960	100.0%
Gross Profit
Packaging	$111,930	35.7%	$92,850	33.7%	$74,350	40.1%
Energy	46,170	22.5%	48,190	25.3%	45,480	27.3%
Aerospace & Defense	36,990	36.3%	31,850	40.5%	29,790	37.9%
Engineered Components	33,300	18.0%	40,200	20.1%	38,920	22.2%
Cequent APEA	30,780	20.3%	26,140	20.3%	24,750	26.2%
Cequent Americas	94,230	21.5%	104,530	26.1%	104,410	27.2%
Total	$353,400	25.3%	$343,760	27.0%	$317,700	29.3%
Selling, General and Administrative
Packaging	$38,540	12.3%	$35,300	12.8%	$26,260	14.2%
Energy	37,150	18.1%	30,340	16.0%	25,850	15.5%
Aerospace & Defense	13,210	13.0%	11,030	14.0%	11,070	14.1%
Engineered Components	13,600	7.3%	12,460	6.2%	11,460	6.5%
Cequent APEA	18,920	12.5%	13,870	10.8%	10,840	11.5%
Cequent Americas	85,380	19.5%	77,150	19.3%	71,670	18.7%
Corporate expenses	37,840	N/A	36,020	N/A	29,370	N/A
Total	$244,640	17.5%	$216,170	17.0%	$186,520	17.2%
Operating Profit (Loss)
Packaging	$83,770	26.7%	$57,550	20.9%	$48,060	25.9%
Energy	8,620	4.2%	17,810	9.4%	19,740	11.8%
Aerospace & Defense	23,760	23.3%	20,820	26.5%	18,640	23.7%
Engineered Components	19,450	10.5%	27,990	14.0%	27,620	15.8%
Cequent APEA	13,920	9.2%	12,300	9.6%	13,900	14.7%
Cequent Americas	8,850	2.0%	27,420	6.8%	32,730	8.5%
Corporate	(37,840)	N/A	(36,020)	N/A	(29,370)	N/A
Total	$120,530	8.6%	$127,870	10.0%	$131,320	12.1%
Capital Expenditures
Packaging	$11,010	3.5%	$15,470	5.6%	$5,420	2.9%
Energy	5,250	2.6%	5,210	2.7%	3,710	2.2%
Aerospace & Defense	4,810	4.7%	3,210	4.1%	2,410	3.1%
Engineered Components	2,190	1.2%	4,090	2.0%	5,490	3.1%
Cequent APEA	9,650	6.4%	8,290	6.4%	8,780	9.3%
Cequent Americas	5,610	1.3%	9,670	2.4%	2,400	0.6%
Corporate	970	N/A	180	N/A	170	N/A
Total	$39,490	2.8%	$46,120	3.6%	$28,380	2.6%

	Year ended December 31,
	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales	2011	As a Percentage of Net Sales
	(dollars in thousands)
Depreciation and Amortization
Packaging	$18,960	6.1%	$17,970	6.5%	$13,200	7.1%
Energy	3,820	1.9%	3,600	1.9%	2,790	1.7%
Aerospace & Defense	3,820	3.8%	2,660	3.4%	2,580	3.3%
Engineered Components	4,270	2.3%	3,860	1.9%	3,540	2.0%
Cequent APEA	5,770	3.8%	3,840	3.0%	3,860	4.1%
Cequent Americas	13,680	3.1%	12,780	3.2%	12,170	3.2%
Corporate	260	N/A	160	N/A	150	N/A
Total	$50,580	3.6%	$44,870	3.5%	$38,290	3.5%

Results of Operations
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
The principal factors impacting us during the year ended December 31, 2013, compared with the year ended December 31, 2012 were:

•	the impact of our various acquisitions during 2013 and 2012 (see below for the impact by reportable segment);

•	market share gains and increased demand in certain of our reportable segments in 2013;

•	continued economic strength in certain of the markets our businesses serve in 2013 compared to 2012, contributing to increased net sales in five of six of our reportable segments;

•	the sale of our business in Italy within the Packaging reportable segment, for which we recorded a pre-tax gain of approximately $10.5 million;

•	our equity offering during 2013, where we issued 5,175,000 shares of common stock for net proceeds of approximately $174.7 million;

•
footprint consolidation and relocation projects within our Cequent Americas reportable segments, under which we incurred approximately $25.6 million of severance, unrecoverable future lease obligation, manufacturing inefficiency, facility move and duplicate costs during 2013, as compared to $7.5 million of such costs during 2012; and

•	entry into our new credit agreement ("Credit Agreement") in 2013, as compared to the refinance and our former amended and restated credit agreement completed in 2012.
Overall, net sales increased approximately $122.0 million, or approximately 9.6%, to $1.39 billion in 2013, as compared to $1.27 billion in 2012. During 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $83.9 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to the impact of continued economic strength in certain of our end markets, primarily in our Aerospace & Defense, Packaging and Cequent Americas reportable segments, our expansion in international markets, primarily in our Packaging and Cequent APEA reportable segments and our new product introductions and related growth, primarily in our Cequent Americas and Aerospace & Defense reportable segments. These sales increases were partially offset by approximately $9.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Energy and Cequent APEA reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 25.3% and 27.0% in 2013 and 2012, respectively. The gross profit margin in our Packaging reportable segment increased as compared to 2012, primarily due to improvements in manufacturing productivity related to labor efficiencies and automation and a reduction in purchase accounting charges from 2012 levels. Gross profit margins in our other reportable segments were flat or declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, where we recorded incremental charges of approximately $16.5 million during 2013 compared to 2012. We also experienced manufacturing inefficiencies and lower fixed costs absorption in our Aerospace & Defense, Energy and Engineered Components reportable segments. In addition, we continue to experience an overall less favorable product sales mix in the reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 8.6% and 10.0% in 2013 and 2012, respectively. Operating profit decreased $7.4 million, or 5.7%, to $120.5 million in 2013 as compared to $127.9 million in 2012. Operating profit dollars and margin decreased primarily due to approximately $18.0 million of incremental costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses and increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives. These decreases were partially offset by a $10.5 million gain recognized within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income, and a $2.1 million gain recognized within our Cequent APEA reportable segment on the sale of a facility in Australia.
Interest expense decreased approximately $17.5 million, to $18.3 million in 2013, as compared to $35.8 million in 2012. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the third quarter 2012 redemption of our former 9 3/4% senior secured notes due 2017 ("Senior Notes") (face value of $250.0 million) and the refinancing of our Credit Agreement at lower interest rates. Interest expense further declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 2.6% for 2013, from 3.5% in 2012. Partially offsetting these reductions was an increase in our weighted-average variable rate borrowings to approximately $514.2 million in 2013, from approximately $321.7 million in 2012, primarily due to a shift in our debt structure to all bank debt with the redemption of our higher-interest Senior Notes.
We incurred debt extinguishment costs of approximately $2.5 million in 2013 related to the refinance of our U.S. bank debt. In 2012, we incurred approximately $46.8 million of debt extinguishment costs related to the redemption of our Senior Notes and the refinance of our former U.S. bank debt.
Other expense, net decreased approximately $1.0 million to $2.0 million in 2013, from $3.0 million in 2012. The change was primarily related to a bargain purchase gain of approximately $2.8 million recorded in 2013 on the acquisition of certain towing technology and business assets of AL-KO within our Cequent APEA reportable segment. The decrease was partially offset by approximately $2.1 million of incremental costs attributable to a reduction of certain indemnification assets related to uncertain tax liabilities.
The effective income tax rate for 2013 was 18.8%, compared to 14.1% for 2012. During 2013, we reported domestic and foreign pre-tax income of approximately $50.1 million and $47.6 million, respectively, and recognized tax benefits of approximately $9.1 million attributable to certain gains not subject to tax, a change in an uncertain tax position for which the statute of limitations expired and certain tax holidays.  In addition, we incurred tax charges of approximately $4.2 million during 2013 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards and international restructuring events. In 2012, we reported domestic and foreign pre-tax income of approximately $11.9 million and $30.3 million, respectively, and recognized tax benefits of approximately $4.9 million primarily attributable to international restructuring events completed in 2012, a change in an uncertain tax position for which the statute of limitations expired and related to tax holidays. We also incurred tax charges of approximately $1.6 million during 2012 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards.
Income from continuing operations increased approximately $43.1 million to $79.4 million in 2013, from $36.3 million in 2012. The increase was primarily the result of a $44.4 million reduction in debt extinguishment costs year-over-year, plus a $17.5 million reduction in interest expense, plus a $1.0 million reduction in other expense, net, less a $12.4 million increase in income tax expense, less a $7.3 million decrease in operating profit.
Net income attributable to noncontrolling interest was $4.5 million in 2013, compared to $2.4 million in 2012. The increase relates to our 70% acquisition in Arminak & Associates LLC ("Arminak") in February 2012, which represents the 30% interest not attributed to TriMas Corporation.
See below for a discussion of operating results by reportable segment.

Packaging.  Net sales increased approximately $38.1 million, or 13.8%, to $313.2 million in 2013, as compared to $275.2 million in 2012. Sales of our specialty systems products increased by approximately $44.2 million, primarily through increased sales to our current customers in both our North American and European markets. Partially offsetting this, sales of our industrial closures, rings and levers decreased approximately $6.2 million, of which $5.2 million was a result of the sale of the Italian rings and levers business in August 2013, as well as lower demand in North America for certain industrial closures. In addition, sales increased by approximately $0.4 million due to a net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to the Euro.
Packaging's gross profit increased approximately $19.1 million to $111.9 million, or 35.7% of sales in 2013, as compared to $92.9 million, or 33.7% of sales in 2012, primarily due to the higher sales levels and the benefits of our ongoing cost reduction initiatives. Also contributing to this increase were approximately $1.3 million of purchase accounting adjustments related to the step-up in value and subsequent amortization of inventory in connection with our February 2012 acquisition of Arminak incurred during 2012 that did not recur in 2013. In addition gross profit margin increased as Packaging's two acquired companies, Arminak and Innovative Molding, continue to improve their margins from historical levels (which were below the legacy business' margins) via investment in capital projects and productivity efforts. Partially offsetting these increases are incremental costs associated with Packaging's penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability.
Packaging's selling, general and administrative expenses increased approximately $3.2 million to $38.5 million, or 12.3% of sales in 2013, as compared to $35.3 million, or 12.8% of sales in 2012, primarily in support of our sales growth initiatives. In addition, during 2012 we recognized a previously deferred gain of $1.5 million associated with the segment's postretirement benefit plan and incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak.
Packaging's operating profit increased approximately $26.2 million to $83.8 million, or 26.7% of sales in 2013, as compared to $57.6 million, or 20.9% of sales, in 2012. Operating profit and operating profit margin both increased primarily due to an approximate $10.5 million gain recognized on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. In addition, operating profit further increased as a result of increased sales, with profit margin also increasing as a result of reduced acquisition costs, additional productivity initiatives and additional operating leverage on the higher sales levels, which were partially offset by higher selling, general and administrative expenses incurred in 2013.
Energy.    Net sales in 2013 increased approximately $15.4 million, or 8.1%, to $205.6 million, as compared to $190.2 million in 2012. Sales increased $15.9 million due to acquisitions, including CIFAL Industrial e Comercial Ltda™ ("CIFAL"), Gasket Vedações Técnicas Ltda (“GVT”) and Wulfrun Specialised Fasteners ("Wulfrun"), and an additional $5.8 million was driven by increases with our engineering and construction customers. These increases were partially offset by a reduction in normal customer shutdown/turnaround activity at refineries and petrochemical plants compared to the prior year, as they deferred their spending on such activity out of 2013, and approximately $1.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a net result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $2.0 million to $46.2 million, or 22.5% of sales, in 2013, as compared to $48.2 million, or 25.3% of sales, in 2012. Gross profit margin declined due to lower fixed cost absorption as a result of decreased sales volume, and a less favorable shift in product sales mix, with a higher percentage of sales being generated by lower margin standard gaskets and bolts given the reduction in shutdown/turnaround activity as well as a higher percentage of sales being generated from our non-U.S. acquisitions and branches, which typically have lower margins due to inherited manufacturing inefficiencies, aggressively pricing products to penetrate new markets and incurring launch costs, including employee training of manufacturing processes. These mix and acquisition pressures more than offset continued labor productivity and manufacturing efficiency gains during 2013.
Selling, general and administrative expenses within Energy increased approximately $6.9 million to $37.2 million, or 18.1% of net sales, in 2013, as compared to $30.3 million or 16.0% of net sales, in 2012. This increase was primarily in support of our growth initiatives, including approximately $4.9 million for the normal operating selling, general and administrative costs of our recent acquisitions, along with an additional $0.9 million of third party finance and legal diligence fees associated with the acquired companies.
Operating profit within Energy decreased approximately $9.2 million to $8.6 million, or 4.2% of sales, in 2013, as compared to $17.8 million, or 9.4% of sales, in 2012. Operating profit decreased despite the increase in sales, as mix shift, with more sales resulting from lower margin standard gaskets and bolts, recent acquisitions and branches, which make up a higher percentage of sales and have lower margins, lower fixed cost absorption, and increases in selling, general and administrative costs in support of growth initiatives more than offset the higher sales levels and productivity and efficiency gains.

Aerospace & Defense.    Net sales increased approximately $23.2 million, or 29.5%, to $101.8 million in 2013, as compared to $78.6 million in 2012. Sales in our aerospace business increased approximately $22.4 million, of which approximately $13.4 million was due to the acquisition of Martinic Engineering, Inc. ("Martinic") and $2.8 million was due to the acquisition of Mac Fasteners, Inc. ("Mac"). The remainder of the increase related to higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms as well as an increase due to new product introductions in aerospace collars. Our defense business also increased by $0.9 million, as it continues to fulfill the maintenance contract related to the Rock Island facility.
Gross profit within Aerospace & Defense increased approximately $5.1 million to $37.0 million, or 36.3% of sales, in 2013, from $31.9 million, or 40.5% of sales, in 2012, primarily as a result of increased sales levels in our aerospace business. While gross profit increased as a result of the higher sales levels, gross profit margin decreased predominately due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies, costs associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona and a less favorable product sales mix due to Martinic and Mac having lower gross margins than the remainder of the aerospace business. Additionally, we incurred approximately $1.2 million of purchase accounting-related adjustments during 2013 related to the step-up in value and subsequent sale of inventory and amortization of intangible assets in connection with our Martinic and Mac acquisitions.
Selling, general and administrative expenses increased approximately $2.2 million to $13.2 million, or 13.0% of sales, in 2013, as compared to $11.0 million, or 14.0% of sales, in 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $1.4 million associated with our Martinic and Mac acquisitions and approximately $0.7 million of incremental intangible asset amortization costs for Martinic and Mac. Additionally, we incurred approximately $0.4 million of incremental combined legal and other diligence costs associated with consummating the acquisitions. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense increased approximately $3.0 million to $23.8 million, or 23.3% of sales, in 2013, as compared to $20.8 million, or 26.5% of sales, in 2012, primarily due to higher sales levels. Operating profit margin declined due to the manufacturing and new facility inefficiencies in our aerospace business during 2013 and the purchase accounting adjustments and acquisition costs, which were only partially offset by the leverage gained on higher sales levels.
Engineered Components.    Net sales in 2013 decreased approximately $14.6 million, or 7.3%, to $185.4 million, as compared to $200.0 million in 2012. Sales of slow speed and compressor engines and related products decreased by approximately $14.1 million as a result of decreased drilling activity and reduced demand in international markets. Sales of gas compression products and processing and meter run equipment decreased by approximately $4.9 million, also as a result of the aforementioned reduction in drilling. This was offset by increased sales in our industrial cylinder business of approximately $4.4 million resulting from increased market share gains, which we believe were partially aided by competitive balance in the high pressure cylinder market following the International Trade Commission's ("ITC") May 2012 imposition of anti-dumping and countervailing duties on imported high pressure cylinders, as well as increased growth in international markets and new product introductions in high pressure and acetylene ISO cylinders.
Gross profit within Engineered Components decreased approximately $6.9 million to $33.3 million, or 18.0% of sales, in 2013, from $40.2 million, or 20.1% of sales, in 2012, primarily due to the lower sales levels. Gross margin declined in our engine business in 2013 due to lower fixed cost absorption resulting from lower production and purchasing levels given the decline in sales and a less favorable product sales mix. Gross margin within our industrial cylinder business increased as a result of productivity initiatives, which more than offset decreases in margin related to increased utility costs, primarily driven by natural gas inflation and less a favorable product sales mix.
Selling, general and administrative expenses increased approximately $1.1 million to $13.6 million, or 7.3% of sales, in 2013, as compared to $12.5 million, or 6.2% of sales, in 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, and our industrial cylinder business continued to invest in both new products and growth opportunities. These increases were partially offset by reductions in legal fees associated with the anti-dumping claim in 2012 within our industrial cylinder business.
Operating profit within Engineered Components decreased approximately $8.5 million to $19.5 million, or 10.5% of sales, in 2013, as compared to $28.0 million, or 14.0% of sales, in 2012, primarily due to the lower sales levels between years, lower fixed cost absorption and less favorable product sales mix in our engine business, which was partially offset by sales increases and productivity initiatives in the industrial cylinder business.

Cequent APEA.    Net sales increased approximately $23.0 million, or 17.9%, to $151.6 million in 2013, as compared to $128.6 million in 2012. The acquisitions of C.P. Witter Limited ("Witter"), in April 2013, the towing technology and business assets of AL-KO, in July 2013, and the full year effect of the acquisition of Trail Com Limited ("Trail Com"), in July 2012, contributed approximately $29.0 million of incremental sales. Additionally, we realized additional sales due to new Asian-based business awards. Partially offsetting these increases were lower customer demand in Australia as a result of political and economic conditions during the second half of 2013 and the negative impact of currency exchange of approximately $7.3 million, as our reported results in U.S. dollars were negatively impacted as a net result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $4.7 million to $30.8 million, or 20.3% of net sales in 2013, from approximately $26.1 million, or 20.3% of net sales, in 2012, primarily due to higher sales levels. Gross profit margin increased due to efficiencies gained in our new Australian facility following the completion of the consolidation of two manufacturing facilities into one new facility during 2012 and productivity gains in our Asian plants. However, this increase in margin was essentially offset by the combination of a less favorable product sales mix, as the newly acquired businesses have lower margins than the legacy business, and approximately $0.8 million of incremental purchase accounting-related adjustments associated with the step-up in value and subsequent amortization of inventory in connection with our 2013 acquisitions compared to the 2012 acquisition of Trail Com.
Cequent APEA's selling, general and administrative expenses increased approximately $5.0 million to $18.9 million, or 12.5% of sales in 2013, as compared to $13.9 million, or 10.8% of sales in 2012, primarily as a result of sales increases and in support of our growth initiatives, including approximately $2.8 million of normal operating selling, general and administrative costs related to Witter and AL-KO, as well as increased legal and professional diligence costs of approximately $1.1 million associated with completion of our European acquisitions.
Cequent APEA's operating profit increased approximately $1.6 million to $13.9 million, or 9.2% of sales, in 2013, from $12.3 million, or 9.6% of net sales in 2012. Operating profit increased primarily due to higher sales levels as well as a $2.1 million gain on the sale of a facility in Australia. Operating profit margin decreased in 2013 as compared to 2012, as the margin impact of the facility efficiency gains was more than offset by the less favorable product sales mix and incremental costs associated with our recent acquisitions.
Cequent Americas.    Net sales increased approximately $36.9 million, or 9.2%, to $437.3 million in 2013, as compared to $400.4 million in 2012, primarily due to year-over-year increases within our retail, auto original equipment ("OE") and aftermarket channels. Net sales within our retail channel increased by approximately $17.4 million, primarily due to increased demand from existing customers associated with new towing accessory and ramp products, growth in internet sales as well as the recent acquisition of our broom and brush product line. Sales within our OE channel increased approximately $12.4 million due to increased OEM build rates and new business awards. Sales within our aftermarket channel increased approximately $8.8 million, predominately due to strength in the recreational vehicle and OE aftermarket subcategories and due to our July 2012 acquisition of Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda ("Engetran") and our November 2013 acquisition of DHF Soluções Automotivas Ltda ("DHF"), which combined generated approximately $4.6 million in incremental revenue. These increases were partially offset by a decrease of $1.9 million in our industrial channel, primarily due to an overall decrease in agricultural and industrial trailer production as well as the rationalization of certain lower margin electrical and lighting products.
Cequent Americas' gross profit decreased approximately $10.3 million to $94.2 million, or 21.5% of sales, in 2013, from approximately $104.5 million, or 26.1% of sales, in 2012. The profit generated from the increase in sales during 2013 was more than offset by approximately $15.4 million of incremental costs associated with our announced closure of our Goshen, Indiana manufacturing facility and relocation of the production therefrom to our lower cost country facilities. The largest costs related to the facility closure were approximately $4.6 million of estimated future unrecoverable lease obligations on the Goshen facility and $4.0 million of employee severance costs primarily associated with the hourly employees. The remainder of the costs related to inefficiencies and duplicate costs incurred as production continued during the move, as well as costs to rig and move the machinery and equipment. In our retail business, we incurred approximately $1.0 million of costs associated with the consolidation of our two broom and brush facilities into one during 2013. In addition, we experienced a less favorable product sales mix in 2013, due to incremental sales from our new retail broom and brush line, Engetran and DHF, which yield lower margins than certain of the other products in this reportable segment, as well as an increase in freight costs in our retail business.
Selling, general and administrative expenses increased approximately $8.2 million to $85.4 million, or 19.5% of sales, in 2013, as compared to $77.2 million, or 19.3% of sales, in 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $2.3 million associated with our acquisitions of Engetran, DHF and our broom and brush product line. Additionally, this segment incurred higher employee costs in support of our growth initiatives and recognized approximately $1.6 million of increased selling, general and administrative expenses associated with our actions to move and consolidate production facilities.

Cequent Americas' operating profit decreased approximately $18.5 million to $8.9 million, or 2.0% of sales, in 2013, from $27.4 million, or 6.8% of net sales, in 2012, as the profit earned on the higher sales levels was more than offset by costs incurred related to the footprint and lower cost country project, the less favorable product sales mix and the increase in selling, general and administrative expenses in support of our growth initiatives.
Corporate Expenses.    Corporate expenses and management fees included in operating profit consist of the following:

	Year ended December 31,
	2013	2012
	(in millions)
Corporate operating expenses	$14.9	$14.6
Employee costs and related benefits	22.9	21.4
Corporate expenses	$37.8	$36.0
Corporate expenses included in operating profit increased approximately $1.8 million to $37.8 million in 2013, from $36.0 million in 2012. The increase between years is primarily attributed to higher employee costs and related benefits and third party professional fees, both increasing primarily in support of our domestic and international organic and acquisition growth efforts.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. Income from discontinued operations, net of income tax expense, was $0.7 million in 2013. There were no businesses classified as discontinued operations in 2013 or 2012. See Note 6, "Discontinued Operations," to our consolidated financial statements attached herein.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011
The principal factors impacting us during the year ended December 31, 2012 compared with the year ended December 31, 2011 were:

•
the impact of our Arminak and Innovative Molding acquisitions in our Packaging reportable segment, the CIFAL acquisition in our Energy reportable segment, the Trail Com acquisition in our Cequent APEA reportable segment and the Engetran acquisition in our Cequent Americas reportable segment;

•	market share gains and new product introductions in 2012, primarily within our Energy, Engineered Components, Cequent APEA and Cequent Americas reportable segments;

•	continued economic strength in certain of the markets our businesses serve in 2012 compared to 2011, contributing to increased net sales in five of six of our reportable segments;

•
our equity offering during 2012, where we issued 4,000,000 shares of common stock for net proceeds of approximately $79.0 million, of which approximately $54.9 million was utilized to partially redeem $50.0 million aggregate principal amount of our Senior Notes;

•	debt extinguishment costs associated with the redemption of our Senior Notes and our previous credit agreement; and

•
footprint consolidation and relocation projects within our Cequent Americas and Cequent APEA reportable segments, under which we incurred approximately $11.5 million of manufacturing inefficiencies, facility move and duplicate costs during 2012.

Overall, net sales increased approximately $189.0 million, or approximately 17.4%, to $1.27 billion in 2012, as compared to $1.08 billion in 2011. During 2012, net sales increased in all of our reportable segments except for Aerospace & Defense. Of the sales increase, approximately $108.3 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to continued market share gains, primarily in the Energy and Engineered Components reportable segments, our expansion in international markets, primarily in our Energy and Cequent APEA reportable segments, our new product introductions and related growth, primarily in our Engineered Components and Cequent APEA reportable segments and the impact of continued economic strength in certain of our end markets. These increases were partially offset by approximately $5.3 million due to unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit margin (gross profit as a percentage of sales) approximated 27.0% and 29.3% in 2012 and 2011, respectively. The gross profit margin in our Aerospace & Defense reportable segment improved by 260 basis points during 2012 compared to 2012, due primarily to a more favorable product sales mix resulting from an increase in percentage of sales from higher-margin aerospace products. However, gross profit margins declined in each of our other five reportable segments, primarily due to approximately $2.7 million of purchase accounting adjustments related to step-up in value and subsequent sale of inventory and other costs associated with our recent acquisitions in our Packaging, Energy and Cequent APEA reportable segments, approximately $11.5 million of costs incurred related to our manufacturing facility footprint consolidation and relocation projects in our Cequent APEA and Cequent Americas reportable segments and a less favorable product sales mix in several of our reportable segments. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 10.0% and 12.1% in 2012 and 2011, respectively. Operating profit decreased $3.5 million, or 2.6%, to $127.9 million in 2012 as compared to $131.3 million in 2011, as the profit earned on the higher sales levels was more than offset by our acquisition related costs in the Packaging, Energy, Cequent APEA and Cequent Americas reportable segments, a less favorable product mix in multiple reportable segments, costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent APEA and Cequent Americas reportable segments and increased selling, general and administrative expenses related to acquisitions and to support our sales growth initiatives.
Interest expense decreased approximately $8.7 million, to $35.8 million in 2012, as compared to $44.5 million in 2011. The decline was primarily due to a reduction in our overall interest rates due to the redemption in 2012 of our Senior Notes, which bore interest at 9 3/4%, and the refinance of our credit agreement at lower interest rates. Interest expense declined due to a decrease in our effective weighted average interest rate on our U.S. credit and accounts receivable facility borrowings to approximately 3.5% in 2012, from 4.6% in 2011. Partially offsetting these reductions was an increase in our weighted-average U.S. credit and accounts receivable facility borrowings to approximately $321.7 million in 2012, from approximately $290.4 million in 2011.
We incurred debt extinguishment costs of approximately $46.8 million in 2012 related to the redemption of our Senior Notes and refinance of our U.S. bank debt. In 2011, we incurred approximately $4.0 million of debt extinguishment costs related to the refinance of our former U.S. bank debt.
Other expense, net increased approximately $0.1 million to $3.0 million in 2012, from $3.1 million in 2011. There were no significant changes in the composition of other expense, net, as our foreign currency exchange losses and other expenses remained essentially flat in 2012 and 2011.
The effective income tax rate for 2012 was 14.1% compared to 36.3% for 2011. During 2012, we reported domestic and foreign pre-tax income of approximately $11.9 million and $30.3 million, respectively, and recognized tax benefits of approximately $4.9 million primarily attributable to international restructuring events completed in 2012, a change in an uncertain tax position for which the statute of limitations expired and related to tax holidays.  In addition, we incurred tax charges of approximately $1.6 million during 2012 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards. In 2011, we reported domestic and foreign pre-tax income of approximately $49.1 million and $30.6 million, respectively, and incurred tax charges of approximately $1.3 million directly attributable to international restructuring events completed. We also recognized net tax benefits of $1.0 million primarily related to a change in an uncertain tax position for which the statute of limitations expired, as well as certain tax credits that we expected to realize.

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
Packaging's gross profit increased approximately $18.5 million to $92.9 million, or 33.7% of sales, in 2012, as compared to $74.4 million, or 40.1% of sales, in 2011. Gross profit increased primarily due to the higher sales levels as a result of our acquisitions of Arminak and Innovative Molding. Gross profit dollars and margin declined as a result of $1.1 million of incremental purchase accounting adjustments in 2012 related to step-up in value and subsequent amortization of inventory and intangible assets of our acquisition of Arminak compared to similar costs in 2011 for Innovative Molding. Gross profit margin further declined due to a less favorable product sales mix, as Arminak and Innovative Molding both yield lower gross margins than the legacy Packaging business and as a result of approximately $1.3 million of unfavorable currency exchange. While this segment continues to generate savings from its productivity and automation initiatives, the savings from these projects was more than offset by further reductions in gross profit resulting from lower industrial product sales and increased international freight costs.
Packaging's selling, general and administrative expenses increased approximately $9.0 million to $35.3 million, or 12.8% of sales, in 2012, as compared to $26.3 million, or 14.2% of sales, in 2011. This segment incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak and approximately $3.1 million of incremental intangible asset amortization costs for Arminak and Innovative Molding. The remainder of the year-over-year increase is primarily related to operating selling, general and administrative expenses in the two acquired companies, partially offset by the recognition of a previously deferred gain of $1.5 million associated with a postretirement benefit plan. Selling, general and administrative expenses decreased as a percentage of sales due to both the postretirement benefit gain and the operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $9.5 million to $57.6 million, or 20.9% of sales, in 2012, as compared to $48.1 million, or 25.9% of sales, in 2011. Operating profit increased primarily due to our higher sales levels as a result of our acquisitions and the recognition in 2012 of the previously deferred postretirement benefit gain. Operating profit margin declined primarily due to the aforementioned purchase accounting adjustments and acquisition costs and a less favorable product sales mix, primarily resulting from the mix shift of more sales generated by the acquired companies, which had lower historical margins than the legacy Packaging business.
Energy.    Net sales for 2012 increased approximately $23.4 million, or 14.0%, to $190.2 million, as compared to $166.8 million in 2011. Of this increase, approximately $8.7 million was due to continued market share gains within our highly-engineered bolt product line, $7.4 million resulted from incremental sales generated by our new Grimsby, United Kingdom; Midland, Michigan; Minneapolis, Minnesota; Tarragona, Spain; and Singapore branch facilities and $2.9 million was due to the acquisition of CIFAL in July 2012. The remaining $4.4 million year-over-year change was primarily due to increased levels of turnaround activity at refineries and petrochemical plants and increased activity with upstream/midstream customers, offset by approximately $1.0 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.

Gross profit within Energy increased approximately $2.7 million to $48.2 million, or 25.3% of sales, in 2012, as compared to $45.5 million, or 27.3% of sales in 2011, primarily due to higher sales levels between years driven by our continued branch expansions and CIFAL acquisition. However, gross profit margin declined year-over-year, as we incurred approximately $1.1 million in 2012 of purchase accounting-related adjustments related to the step-up in value and subsequent amortization of inventory and intangible assets in connection with the CIFAL acquisition. In addition, margins were further negatively impacted by both a less favorable product sales mix, as standard gaskets and bolts, which return lower margins than highly-engineered gaskets and bolts, comprised a larger percentage of net sales and due to our newer international branches, which generally have lower margins due to aggressively pricing products to penetrate the market in addition to requiring infrastructure to support future sales growth.
Selling, general and administrative expenses within Energy increased approximately $4.5 million to $30.3 million, or 16% of net sales, in 2012, as compared to $25.9 million, or 15.5% of net sales, in 2011. This segment incurred approximately $1.3 million in incremental costs related to the acquisition of CIFAL for selling, general and administrative costs, including approximately $0.5 million of legal, finance and other diligence costs associated with execution of the acquisition. The remainder of the increase is primarily related to higher employee and professional fee costs associated with our growth initiatives.
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
Selling, general and administrative expenses remained relatively flat at $11.0 million, or 14% of sales, in 2012, as compared to $11.1 million, or 14.1% of sales, in 2011. Higher employee, legal and diligence costs in support of our growth initiatives in our aerospace business were mostly offset by decreased sales commissions, as a lower percentage of our sales in the year ended December 31, 2012 were subject to third-party commission arrangements than in the year ended December 31, 2011, as well as a general decrease in spending in our defense business as the defense facility relocation winds-down.
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

Gross profit within Engineered Components increased approximately $1.3 million to $40.2 million, or 20.1% of sales, in 2012, from $38.9 million, or 22.2% of sales, in 2011. primarily due to the higher sales levels. Gross profit margins on our industrial cylinder business remained consistent year-over-year, as margin increases from continued pricing and productivity improvement efforts were offset by increased freight costs generated by higher domestic sales during the second half of 2012. Gross profit margins in our engine business declined due to a less favorable product mix, with more sales of lower margin, oil production engines and less sales of higher margin, natural gas production engines and related parts. In addition, the engine business gross margins declined as a result of lower fixed cost absorption due to lower production and procurement levels in the back half of 2012.
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
Operating profit within Engineered Components increased approximately $0.4 million to $28.0 million, or 14% of sales, in 2012, as compared to $27.6 million, or 15.8% of sales, in 2011, primarily due to the higher sales levels between years. However, operating profit margins decreased due to a less favorable product sales mix and lower fixed cost absorption in our engine business.
Cequent APEA.    Net sales increased approximately $34.3 million, or 36.3%, to $128.6 million in 2012, as compared to $94.3 million in 2011. Approximately $19.7 million of the increase was due to higher sales levels in Thailand primarily due to new business awards, $6.9 million was due to the acquisition of Trail Com in July 2012, with operations in Australia and New Zealand and $3.2 million was due to the BTM acquisition in South Africa, completed during the fourth quarter of 2011. Net sales in 2012 has also been aided by increased consumer spending and increased vehicle availability as the economy in this region began to stabilize during the second half of 2011 and throughout 2012 following the late 2010 / early 2011 flooding in Queensland, Australia and the tsunami in Japan, both of which negatively impacted sales levels throughout much of 2011. Partially offsetting these increases was the negative impact of approximately $0.6 million of currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $1.4 million to $26.1 million, or 20.3% of net sales in 2012, from approximately $24.8 million, or 26.2% of net sales, in 2011, primarily due to the increase in sales levels between years and savings generated from productivity projects. However, gross profit margin declined due to approximately $5.8 million of manufacturing inefficiencies, duplicate costs and lower fixed cost absorption directly related to the consolidation of two existing manufacturing facilities into one new manufacturing facility in Australia, which opened in June 2012, and due to a less favorable product sales mix, primarily resulting from Thailand, Trail Com and BTM having lower gross margins than the remainder of the Cequent APEA business. In addition, gross profit margin decreased due to purchase accounting-related adjustments related to the step up in value and subsequent sale of inventory in connection with our Trail Com acquisition.
Cequent APEA's selling, general and administrative expenses increased approximately $3.0 million to $13.9 million, or 10.8% of sales in 2012, as compared to $10.8 million, or 11.5% of sales in 2011, primarily in support of our growth initiatives as well as normal selling and administrative expenses from our newly acquired BTM and Trail Com businesses. However, selling, general and administrative expenses declined by 70 basis points year-over-year as a percentage of sales due to the operating leverage gained on the higher sales levels.
Cequent APEA's operating profit decreased approximately $1.6 million to $12.3 million, or 9.6% of sales, in 2012, from $13.9 million, or 14.7% of net sales in 2011, as the profit earned on the higher sales levels was more than offset by the manufacturing inefficiencies, duplicate costs and lower fixed cost absorption related to the move to a new manufacturing facility, a less favorable product sales mix resulting from growth in Thailand and the acquisitions of Trail Com and BTM, costs related to the step-up and sale of inventory in the Trail Com acquisition and higher selling, general and administrative expenses in support of our sales growth initiatives.
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
Corporate Expenses.    Corporate expenses and management fees included in operating profit consist of the following:

	Year ended December 31,
	2012	2011
	(in millions)
Corporate operating expenses	$14.6	$11.6
Employee costs and related benefits	21.4	17.8
Corporate expenses	$36.0	$29.4
Corporate expenses included in operating profit increased approximately $6.6 million to $36.0 million in 2012, from $29.4 million in 2011. The increase between years is primarily attributed to an increase in third party professional fees, primarily supporting our international growth efforts, and higher employee costs and related benefits associated with long-term incentive programs.
Discontinued Operations.    The results of discontinued operations consist of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. There were no businesses classified as discontinued operations in 2012. Income from discontinued operations, net of income tax benefit, was $9.6 million in 2011. See Note 6, "Discontinued Operations," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities in 2013 was approximately $87.6 million, as compared to $73.2 million in 2012. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
In 2013, the Company generated $118.5 million in cash flows, based on the reported net income of $80.1 million and after considering the effects of non-cash items related to gains on dispositions of businesses and other assets, gain on bargain purchase, depreciation, amortization, stock compensation and related changes in excess tax benefits, changes in deferred income taxes, debt extinguishment costs and other, net. In 2012, the Company generated $128.1 million based on the reported net income of $36.3 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $25.6 million and $3.8 million in 2013 and 2012, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. In 2013, accounts receivable increased by a higher percentage than sales, as evidenced by our days sales outstanding of receivables increasing to 51 days in 2013 compared to 46 days in 2012.

•
We used approximately $10.7 million and $48.0 million of cash in 2013 and 2012, respectively, for investment in our inventories. Inventory levels increased primarily to support the increased sales volumes, including in our acquisitions, where we made additional investments post-transaction to add inventory to fill projected customer demand. In addition, during the second half of 2012, we increased inventory levels in our Cequent Americas reportable segment given the planned closure of the Goshen, Indiana manufacturing facility. As a result, inventory levels were higher at the end of 2012, requiring less investment during 2013. While our gross inventory levels are higher in 2013 than in 2012, our days sales of inventory have remained relatively flat, as we have not needed to make significant investment in additional inventory in 2013, despite the 9.6% increase in sales year-over-year.

•
Prepaid expenses and other assets resulted in a net use of cash of approximately $2.4 million in 2013, as compared to a source of cash of $0.6 million for the year ended December 31, 2012, driven largely by increased sales levels as sales levels increased by 9.6% in 2013 compared to 2012.

•
In 2013, accounts payable and accrued liabilities resulted in a net source of cash of approximately $7.8 million, as compared to a use of cash of $3.7 million in 2012. The change in account payables and accrued liabilities is primarily a result of the timing of payments made to suppliers. Our days accounts payable on hand at year end decreased from approximately 66 days in 2012 to 60 days in 2013.

Net cash used for investing activities in 2013 was approximately $130.3 million, as compared to $133.0 million in 2012. During 2013, we paid approximately $105.8 million for business acquisitions, with the largest three acquisitions being Mac and Martinic in our Aerospace and Defense reportable segment and Witter in our Cequent APEA reportable segment. We also incurred approximately $39.5 million in capital expenditures in 2013, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $14.9 million in 2013, primarily due to the sale of our Italian rings and levers business in the Packaging reportable segment and the sale of a facility in Australia within our Cequent APEA reportable segment. During 2012, we paid approximately $89.9 million for business acquisitions, primarily related to the acquisitions of Arminak & Associates within our Packaging reportable segment, CIFAL in our Energy Reportable Segment and Trail Com in our Cequent APEA reportable segment. We also invested approximately $46.1 million in capital expenditures. Cash received from the disposition of assets was approximately $3.0 million in 2012, primarily due to the collection of the note receivable recorded as a part of the sale of our precision tool cutting and specialty fittings lines of business.
Net cash provided by financing activities in 2013 was approximately $49.2 million, as compared to net cash used for financing activities of $8.6 million in 2012. During 2013, we completed an equity offering for net proceeds of approximately $174.7 million, using the proceeds for general corporate purposes including retirement of debt in connection with our October 2013 refinance of our credit agreement. During 2013, we were able to reduce overall amounts outstanding on our credit facilities by a net $114.9 million. In addition we used approximately $4.1 million of cash to reduce overall Australian debt outstanding. We also used approximately $1.3 million net related to our stock compensation arrangements. We had cash uses related to debt refinancing fees and distributions to noncontrolling interests partially offset by cash proceeds related to contingent consideration received during 2013. During 2012, we completed an equity offering for net proceeds of approximately $79.0 million and completed the refinance of our domestic debt structure, repaying the remaining $217.2 million term loan and redeeming the $250.0 million outstanding of our Senior Notes with cash on hand and proceeds from our new $400.0 million term loan facilities. We paid approximately $42.2 million in fees to complete the refinance of our term loan and redeem our Senior Notes. We also borrowed a net of $18 million under our accounts receivable facility during 2012. We borrowed approximately $4.3 million, net in 2012 on our credit facility in Australia. We paid $5 million in 2012 on our previous term loans per the excess cash flow provisions of our credit agreements. We also paid approximately $1.3 million in distributions to noncontrolling interest during 2012. Our stock compensation arrangements resulted in source of cash of approximately $7.9 million.

Our Debt and Other Commitments
During the fourth quarter of 2013, we entered into the Credit Agreement, consisting of a $575.0 million revolving credit facility, which permits revolving borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, and a $175.0 million term loan A facility, pursuant to which we were able to reduce interest rates, extend maturities and increase our available liquidity. Below is a summary of the key terms under the new Credit Agreement as of December 31, 2013:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Credit Agreement
Senior secured revolving credit facility	$575.0	10/16/2018	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	175.0	10/16/2018	LIBOR(a) plus 1.625%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
The Credit Agreement provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
Beginning with the fiscal year ending December 31, 2014 (payable in 2015), we may be required to prepay a portion of our term loan A facility in an amount equal to a percentage of our excess cash flow, as defined, with such percentage based on our leverage ratio, as defined. In April 2012, we paid $5.0 million of our former term loan B facility under the then-current excess cash flow provision for the year ended December 31, 2011.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the Credit Agreement's financial covenants. The Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of December 31, 2013. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 1.67 to 1.00 as of December 31, 2013. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 and, our actual interest expense coverage ratio was 11.08 to 1.00 as of December 31, 2013. At December 31, 2013, we were in compliance with our financial and other covenants contained in the Credit Agreement.

The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2013. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Year ended December 31, 2013
(dollars in thousands)
Net income attributable to TriMas Corporation	$75,550
Bank stipulated adjustments:
Net income attributable to partially-owned subsidiaries	4,520
Interest expense, net (as defined)	18,330
Income tax expense	18,390
Depreciation and amortization	50,580
Non-cash compensation expense(1)	9,200
Other non-cash expenses or losses	4,180
Non-recurring expenses or costs in connection with acquisition integration(2)	410
Debt extinguishment costs(3)	2,460
Non-recurring expenses or costs for cost saving projects	15,000
Permitted dispositions(4)	(1,550)
Permitted acquisitions(5)	6,230
EBITDA of partially-owned subsidiaries attributable to noncontrolling interest(6)	(6,310)
Consolidated Bank EBITDA, as defined	$196,990

	December 31, 2013
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(7)	$329,150
Consolidated Bank EBITDA, as defined	196,990
Actual leverage ratio	1.67	x
Covenant requirement	3.50	x

December 31, 2013
(dollars in thousands)
Interest expense, as reported	$18,330
Interest income	(420)
Non-cash amounts attributable to amortization of financing costs	(1,780)
Pro forma adjustment for acquisitions and dispositions	1,650
Total consolidated cash interest expense, as defined	$17,780

	December 31, 2013
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$196,990
Total consolidated cash interest expense, as defined	17,780
Actual interest expense coverage ratio	11.08	x
Covenant requirement	3.00	x
________________________________________
(1)Non-cash compensation expenses relating to short-term and long-term incentive plans. See Note 17, "Equity Awards", included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
(2)Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $40.0 million in the aggregate.
(3)Costs incurred associated with refinancing our credit facilities.
(4)EBITDA from permitted dispositions, as defined.
(5)EBITDA from permitted acquisitions, as defined.
(6)Adjustment to EBITDA related to the percent ownership of non-wholly owned subsidiary, as defined.
(7)Includes $23.4 million of acquisition related deferred purchase price and contingent consideration as of December 31, 2013.
In addition to our U.S. bank debt, our Australian subsidiary is party to a debt agreement which matures on March 31, 2014 and is secured by substantially all the assets of the subsidiary. At December 31, 2013 and 2012, approximately $0.7 million and $4.8 million was outstanding under this debt agreement. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost), and we were in compliance with such covenants at December 31, 2013.
Another important source of liquidity is our accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility during the fourth quarter of 2012, increasing the committed funding from $90.0 million to $105.0 million, and reducing the margin on amounts outstanding from a range of 1.50% or 1.75% to 1.20% or 1.35%, respectively, depending on the amount drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from 0.45% to 0.40% and extended the maturity date from September 15, 2015 to October 12, 2017. We had $57.0 million and $18.0 million outstanding under the facility as of December 31, 2013 and 2012, respectively, and $20.2 million and $51.9 million available but not utilized as of December 31, 2013 and 2012, respectively.
At December 31, 2013, we had $71.1 million outstanding under our revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. At December 31, 2012, we had no amounts outstanding under our revolving credit facility and had $226.7 million potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2013 and December 31, 2012,we had $360.3 million and $230.5 million, respectively, of borrowing capacity available for general corporate purposes.
As of December 31, 2013, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $24.1 million in letters of credit outstanding related thereto, is approximately $479.8 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $100 million, depending on the level of receivables outstanding at a given point in time during the year. However, including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, we had $360.3 million of borrowing capacity available for general corporate purposes as of December 31, 2013.
We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and certain foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experiences any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. Our weighted average daily amounts outstanding under the revolving credit facility and accounts receivable facility approximated $147.6 million and $62.2 million during 2013 and 2012, respectively. During the fourth quarter of 2013, we entered into the Credit Agreement that shifted the balance of our debt more towards a revolving facility; therefore, we will continue to have more amounts outstanding on our revolving facilities compared to prior periods. In addition, during 2013, we funded approximately $105.8 million of acquisitions. During the first half of 2012, with cash proceeds from the sale of our precision tool cutting and specialty fittings lines of business at the end of 2011, overall borrowings were lower despite the completion of significant acquisitions and additional capital expenditures in support of our growth initiatives. Due to the change in our debt structure and the timing of acquisitions, our weighted average daily borrowings were higher in 2013 as compared to 2012.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $360.3 million at December 31, 2013, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results primarily from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 12, "Long-term Debt," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K. In December 2012, we entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixed the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and was set to expire on October 11, 2019. By entering into a new Credit Agreement in the fourth quarter of 2013, the term loan B swap was no longer an effective economic hedge. We terminated this interest rate swap and received cash of $3.3 million upon completion of the new Credit Agreement. In March 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of our former term loan B facility. The swap agreement fixed the LIBOR-based variable portion of the interest rate at 1.80% through June 23, 2016. We terminated this interest rate swap and repaid the obligation upon completion of the previous credit agreement.
We are subject to variable interest rates on our term loan and revolving credit facility. At December 31, 2013, one-Month LIBOR and three-Month LIBOR approximated 0.17% and 0.24%, respectively. Based on our variable rate-based borrowings outstanding at December 31, 2013, and after consideration of the interest rate swap agreement associated with our $175.0 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.3 million annually.
Principal payments required under the Credit Agreement for the term loan A facility are $2.2 million due each calendar quarter beginning March 2014 through December 2016 and approximately $3.3 million from March 2017 through September 2018, with final payment of $125.8 million due on October 16, 2018.
In 2009, we issued $250.0 million aggregate principal 9 3/4% Senior Notes. Interest on the Senior Notes accrued at the rate of 9.75% per annum and was payable semi-annually in arrears on June 15 and December 15. Prior to December 15, 2012, we were able to redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In June 2012, we completed a partial redemption of our Senior Notes, using cash proceeds from our May 2012 equity offering, paying approximately $54.9 million to redeem $50.0 million in aggregate principal at a redemption price equal to 109.750% of the principal amount.
Under the Senior Notes indenture, we were also able to redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable "make whole premium," accrued and unpaid interest and additional interest, if any, to the date of such redemption. During the fourth quarter of 2012, the proceeds from the borrowings obtained under the previous credit agreement were utilized to redeem all of the remaining outstanding Senior Notes ($200.0 million), and to pay tender costs, fees and expenses related thereto. As a result, at December 31, 2013 and 2012, there were no Senior Notes outstanding.

In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions primarily as operating leases, expense for continuing operations related thereto approximated $29.4 million in 2013. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
In addition to rent expense from continuing operations, we also have approximately $2.5 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 76% relate to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024) and 24% relates to the Wood Dale facility in the former industrial fastening business (which extends through 2022).
Market Risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.
Through December 31, 2013, we have used derivative financial instruments to manage currency risks, albeit in immaterial notional contracts, as we explored the predictability of our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. Effective in the first quarter of 2014, we entered into a series of contracts for a notional amount of approximately $19 million to effectively fix the exchange rate on certain of our forecasted inventory purchases during 2014 denominated in Mexican pesos.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."
Commitments and Contingencies
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements, certain benefit obligations and interest obligations on our term loans. Interest on the Credit Agreement is based on LIBOR plus 162.5 basis points, which equaled 1.79% at December 31, 2013. This rate was used to estimate our future interest obligations with respect to the long-term debt included in the table below.
The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2013.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt and receivables facilities	$305,740	$10,330	$18,310	$277,100	$—
Lease obligations	171,490	27,980	51,850	42,650	49,010
Benefit obligations	11,300	2,410	3,960	2,330	2,600
Interest obligations	16,690	3,950	7,430	5,310	—
Deferred purchase price and contingent consideration	23,490	5,430	9,750	4,720	3,590
Total contractual obligations	$528,710	$50,100	$91,300	$332,110	$55,200
As of December 31, 2013, we had a $575.0 million revolving credit facility and a $105.0 million accounts receivable facility. We had $71.1 million outstanding under our revolving credit facility, and $57.0 million outstanding under the accounts receivable facility as of December 31, 2013.

Beginning with the fiscal year ended December 31, 2014, and payable in 2015, we may be required to prepay a portion of our term loan A facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage based on our leverage ratio, as defined. No amounts have been included in the contractual obligations table as a reasonable estimate cannot be determined.
As of December 31, 2013, we are contingently liable for standby letters of credit totaling $24.1 million issued on our behalf by financial institutions under the Credit Agreement. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 19, "Income Taxes," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2013, Moody's assigned a rating of Ba2 to our new senior secured credit facilities, as presented in Note 12, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K. Previously, on September 19, 2012, Moody's upgraded our outlook to positive and assigned a rating of Ba3 to our previous Credit Agreement. On September 27, 2013, Standard & Poor's assigned a BB rating to our new senior secured credit facilities and maintained our outlook as stable. Subsequently, on October 18, 2013, Standard & Poor's downgraded the rating on the issued senior secured credit facilities to BB-. On May 4, 2012, Standard & Poor's assigned our previous corporate credit and credit facilities ratings as BB- and BB+, respectively, and assigned our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Overall, 2013 was another year of revenue and earnings growth for the Company despite choppy demand for our products, primarily in the energy end markets served by our Lamons and Arrow Engine businesses, and our restructuring activities in our Cequent Americas reportable segment. During 2013, we changed our geographic footprint, expanding into new countries in our Energy and Cequent APEA reportable segments via bolt-on acquisitions, and shifting the majority of our manufacturing capability within Cequent Americas to a lower-cost facility in Mexico. We also expanded our product capabilities within our Aerospace & Defense reportable segment, adding two bolt-on acquisitions during the year. We experienced significant market share gains across many of our businesses, primarily within our Packaging and Cequent Americas reportable segments, and continued to develop and introduce new products to our markets. Given our successful sales growth initiatives, we strategically increased our investments in inventory levels and capital spending in certain of our businesses to capture additional market share, expand upon our existing growth and productivity initiatives and to increase capacity for future programs. We successfully completed an equity offering during 2013, and refinanced our Credit Agreement, further increasing capacity, extending maturity dates and lowering interest rates. We experienced margin declines in certain of our businesses, primarily associated with the cost of identifying and executing on ten bolt-on acquisitions, many of which were in new geographies for the acquiring TriMas business, and many of which had margins that were lower than our existing businesses.
Looking ahead to 2014, we expect continued choppy demand in the end markets that we serve, with the most significant current challenges continuing in the energy end markets which our Lamons and Arrow Engine businesses serve. While the move of our largest manufacturing facility within our Cequent Americas reportable segment to Mexico was completed in late 2013, we recognize that 2014 will be a year of attempting to continually increase manufacturing efficiencies, as well as to assess the distribution network and related logistics to deliver our products from our new Mexican facility to our customers. Lastly, we expect 2014 to be a year of digesting the ten acquisitions that we completed in 2013, fully integrating them into our businesses and gaining the expected synergies.
While we continue to grow in size and expand our served geographies, our priorities remain the same and are consistent with our strategic aspirations: continuing to identify and execute on cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, growing revenue via new products and expanding our product and presence in non-U.S. markets, growing earnings faster than revenue, continuing to reduce our debt leverage while increasing our available liquidity and striving to be a great place for our employees to work.

Impact of New Accounting Standards
See Note 2, "New Accounting Pronouncements," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Critical Accounting Policies
The following discussion of accounting policies is intended to supplement the accounting policies presented in Note 3, "Summary of Significant Accounting Policies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, our evaluation of business and macroeconomic trends, and information from other outside sources, as appropriate.
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.6 million and $3.7 million at December 31, 2013 and 2012, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, but remain included in our consolidated balance sheet.
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
Goodwill and Indefinite-Lived Intangibles.    We assess goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis as of October1, by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2013 goodwill impairment test, we had 12 reporting units within our six reportable segments, eight of which had goodwill.
We performed a qualitative assessment for our annual goodwill impairment test and for our indefinite-lived intangible asset impairment test, which involves significant use of management’s judgment and assumptions to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In conducting the qualitative assessment, we considered macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, recent fair value estimates and carrying amounts, as well as legal, regulatory, and contractual factors. These factors are all considered in reaching a conclusion about whether it is more likely than not that the fair values of the intangible assets are less than the carrying values. If we conclude that further testing is required, we would perform a quantitative valuation to estimate the fair value of our intangible assets.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in commodity prices, insurable risks due to property damage, employee and liability claims, and other uncertainties in the financial and credit markets, which may impact demand for our products.
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies. The functional currencies of our foreign subsidiaries are primarily the local currency in the country of domicile. We manage these operating activities at the local level and revenues and costs are generally denominated in local currencies; however, results of operations and assets and liabilities reported in U.S. dollars will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. We use derivative financial instruments to manage our currency risks. We are also subject to interest risk as it relates to long-term debt, for which we have historically and may prospectively employ derivative instruments such as interest rate swaps to mitigate the risk of variable interest rates. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 12, "Long-term Debt," and Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TriMas Corporation
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheet of TriMas Corporation and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows and shareholders' equity for the year ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:
We have audited the accompanying consolidated balance sheet of TriMas Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II in the 2013 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2013

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$27,000	$20,580
Receivables, net	180,210	150,390
Inventories	270,690	238,020
Deferred income taxes	18,340	18,270
Prepaid expenses and other current assets	18,770	10,530
Total current assets	515,010	437,790
Property and equipment, net	206,150	185,030
Goodwill	309,660	270,940
Other intangibles, net	219,530	206,160
Other assets	50,430	31,040
Total assets	$1,300,780	$1,130,960
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$10,290	$14,370
Accounts payable	166,090	158,410
Accrued liabilities	85,130	74,420
Total current liabilities	261,510	247,200
Long-term debt	295,450	408,070
Deferred income taxes	64,940	60,370
Other long-term liabilities	99,990	84,960
Total liabilities	721,890	800,600
Redeemable noncontrolling interests	29,480	26,780
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,003,214 shares at December 31, 2013 and 39,375,790 shares at December 31, 2012	450	390
Paid-in capital	816,450	634,800
Accumulated deficit	(295,320)	(370,870)
Accumulated other comprehensive income	27,830	39,260
Total shareholders' equity	549,410	303,580
Total liabilities and shareholders' equity	$1,300,780	$1,130,960

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Net sales	$1,394,860	$1,272,910	$1,083,960
Cost of sales	(1,041,460)	(929,150)	(766,260)
Gross profit	353,400	343,760	317,700
Selling, general and administrative expenses	(244,640)	(216,170)	(186,520)
Net gain on dispositions of property and equipment	11,770	280	140
Operating profit	120,530	127,870	131,320
Other expense, net:
Interest expense	(18,330)	(35,800)	(44,480)
Debt extinguishment costs	(2,460)	(46,810)	(3,970)
Other expense, net	(1,980)	(3,000)	(3,130)
Other expense, net	(22,770)	(85,610)	(51,580)
Income from continuing operations before income tax expense	97,760	42,260	79,740
Income tax expense	(18,390)	(5,970)	(28,930)
Income from continuing operations	79,370	36,290	50,810
Income from discontinued operations, net of income taxes	700	—	9,550
Net income	80,070	36,290	60,360
Less: Net income attributable to noncontrolling interests	4,520	2,410	—
Net income attributable to TriMas Corporation	$75,550	$33,880	$60,360
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$1.83	$0.90	$1.48
Discontinued operations	0.02	—	0.28
Net income per share	$1.85	$0.90	$1.76
Weighted average common shares - basic	40,926,257	37,520,935	34,246,289
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$1.81	$0.89	$1.46
Discontinued operations	0.02	—	0.27
Net income per share	$1.83	$0.89	$1.73
Weighted average common shares - diluted	41,395,706	37,949,021	34,779,693

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$80,070	$36,290	$60,360
Other comprehensive income:
Defined pension and postretirement pension plans (net of tax of $1.5 million, $1.1 million and $1.7 million in 2013, 2012 and 2011, respectively) (Note 16)	1,600	(2,570)	(3,120)
Foreign currency translation	(15,770)	3,930	(3,590)
Net changes in unrealized gain (loss) on derivative instruments (net of tax of $1.7 million, $1.0 million and $0.1 million in 2013, 2012 and 2011, respectively) (Note 13)	2,740	(1,680)	230
Total other comprehensive income (loss)	(11,430)	(320)	(6,480)
Total comprehensive income	68,640	35,970	53,880
Less: Net income attributable to noncontrolling interests	4,520	2,410	—
Total comprehensive income attributable to TriMas Corporation	$64,120	$33,560	$53,880

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$80,070	$36,290	$60,360
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of businesses and other assets	(11,770)	(280)	(10,380)
Gain on bargain purchase	(2,880)	—	—
Depreciation	30,810	25,050	25,940
Amortization of intangible assets	19,770	19,820	14,530
Amortization of debt issue costs	1,780	2,490	2,910
Deferred income taxes	(8,800)	(8,330)	12,680
Non-cash compensation expense	9,200	9,280	3,510
Excess tax benefits from stock based compensation	(1,550)	(2,730)	(3,980)
Debt extinguishment costs	2,460	46,810	3,970
Increase in receivables	(25,580)	(3,800)	(21,420)
Increase in inventories	(10,690)	(48,010)	(16,840)
(Increase) decrease in prepaid expenses and other assets	(2,380)	620	(890)
Increase (decrease) in accounts payable and accrued liabilities	7,800	(3,700)	25,870
Other, net	(630)	(290)	(450)
Net cash provided by operating activities, net of acquisition impact	87,610	73,220	95,810
Cash Flows from Investing Activities:
Capital expenditures	(39,490)	(46,120)	(32,620)
Acquisition of businesses, net of cash acquired	(105,790)	(89,880)	(31,390)
Net proceeds from disposition of businesses and other assets	14,940	3,000	38,780
Net cash used for investing activities	(130,340)	(133,000)	(25,230)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	174,670	79,040	—
Proceeds from borrowings on term loan facilities	359,470	584,670	269,150
Repayments of borrowings on term loan facilities	(587,500)	(404,770)	(294,370)
Proceeds from borrowings on revolving credit and accounts receivable facilities	1,222,980	724,500	659,300
Repayments of borrowings on revolving credit and accounts receivable facilities	(1,113,910)	(706,500)	(659,300)
Repurchase of 9 3/4% senior secured notes	—	(250,000)	—
Senior secured notes redemption premium and debt financing fees	(3,610)	(42,150)	(6,890)
Distributions to noncontrolling interests	(2,710)	(1,260)	—
Proceeds from contingent consideration related to disposition of businesses	1,030	—	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(4,440)	(990)	(900)
Proceeds from exercise of stock options	1,620	6,170	1,000
Excess tax benefits from stock based compensation	1,550	2,730	3,980
Net cash provided by (used for) financing activities	49,150	(8,560)	(28,030)
Cash and Cash Equivalents:
Increase (decrease) for the year	6,420	(68,340)	42,550
At beginning of year	20,580	88,920	46,370
At end of year	$27,000	$20,580	$88,920
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,750	$31,300	$40,550
Cash paid for income taxes	$37,700	$25,820	$15,710
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2010	$340	$531,030	$(465,110)	$46,060	$112,320
Net income attributable to TriMas Corporation	—	—	60,360	—	60,360
Other comprehensive loss	—	—	—	(6,480)	(6,480)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(900)	—	—	(900)
Stock option exercises and restricted stock vestings	10	990	—	—	1,000
Excess tax benefits from stock based compensation	—	3,980	—	—	3,980
Non-cash compensation expense	—	3,510	—	—	3,510
Balances at December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	33,880	—	33,880
Other comprehensive loss	—	—	—	(320)	(320)
Net proceeds from equity offering of common stock (Note 4)	40	79,000	—	—	79,040
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	6,170	—	—	6,170
Excess tax benefits from stock based compensation	—	2,730	—	—	2,730
Non-cash compensation expense	—	9,280	—	—	9,280
Balances at December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
Net income attributable to TriMas Corporation	—	—	75,550	—	75,550
Other comprehensive loss	—	—	—	(11,430)	(11,430)
Net proceeds from equity offering of common stock (Note 4)	50	174,620	—	—	174,670
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(4,440)	—	—	(4,440)
Stock option exercises and restricted stock vestings	10	1,610	—	—	1,620
Excess tax benefits from stock based compensation	—	1,550	—	—	1,550
Non-cash compensation expense	—	9,200	—	—	9,200
Redemption value adjustment for noncontrolling interests (Note 5)	—	(890)	—	—	(890)
Balances at December 31, 2013	$450	$816,450	$(295,320)	$27,830	$549,410
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
2. New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. ASU 2013-11 further states that to the extent that a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with deferred tax assets. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 will not have a material effect on our consolidated financial statements as it aligns with our current presentation.
In March 2013, the FASB issued ASU 2013-5, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-5"). ASU 2013-5 requires a reporting entity that either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, to release any cumulative translation adjustment into net income. ASU 2013-5 is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company applied the provisions of ASU 2013-5 to the sale of its business in Italy within the Packaging reportable segment. See Note 7, "Facility Closure and Sale of Business," for further details.
In February 2013, the FASB issued ASU 2013-2, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-2"). ASU 2013-2 requires an entity to provide information about the changes in accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not reclassified in their entirety to net income, an entity is required to cross-reference in a note to other required disclosures that provide additional detail about those amounts. ASU 2013-2 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted ASU 2013-2 in 2013. See Note 18, "Other Comprehensive Income," for additional details.

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
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $3.6 million and $3.7 million at December 31, 2013 and 2012, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill.    The Company assesses goodwill and indefinite-lived intangible assets (primarily trademark/trade names) for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2013 goodwill impairment test, the Company had 12 reporting units within its six reportable segments, eight of which had goodwill.
The Company performed a one-step ("Step Zero") qualitative assessment for its 2013, 2012 and 2011 annual goodwill impairment tests. In conducting the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of a reporting unit. Such events and circumstances can include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considers the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. The Company places more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company also considers recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the goodwill impairment test. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its reporting units.
Indefinite-Lived Intangibles. The Company performed a qualitative assessment for its 2013 and 2012 indefinite-lived intangible asset impairment tests. In conducting the qualitative assessment, the Company considers relevant events and circumstances to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In addition to the events and circumstances that the Company considers above in its Step Zero analysis for potential goodwill impairment, the Company also considers legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considers recent valuations of its indefinite-lived intangible assets, including the difference between the most recent fair value estimates and the carrying amounts. These factors are all considered by management in reaching its conclusion about whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. If management concludes that further testing is required, the Company would perform a quantitative valuation to estimate the fair value of its indefinite-lived intangible assets. If the carrying value exceeds fair value, an impairment is recorded.
Prior to 2012, before the qualitative assessment option was issued into the accounting rules, the Company utilized the royalty relief method to estimate the fair value of its indefinite-lived intangible assets, basing the estimate on discounted future cash flows related to the net amount of royalty expenses avoided due to the existence of the trademark or tradename. The Company then compared the estimated fair value to the carrying value. If the carrying value exceeds fair value, an impairment is recorded.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plans and Postretirement Benefits Other Than Pensions.    Annual net periodic pension expense and benefit liabilities under defined benefit pension plans are determined on an actuarial basis. Assumptions used in the actuarial calculations could have a significant impact on plan obligations, and a lesser impact on current period expense. Annually, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon actual claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns and a review of other public company pension asset return data, modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and it is the Company's policy to pay these benefits as they become due.
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
Research and Development Costs. Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $2.0 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in cost of sales in the accompanying statement of income.
Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Cequent Americas' distribution network, are included in selling, general and administrative expenses in the accompanying statement of income. Shipping and handling costs were $4.6 million for the year ended December 31, 2013 and $4.1 million for each of the years ended December 31, 2012 and 2011, respectively.
Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $8.9 million, $7.9 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in selling, general and administrative expenses in the accompanying statement of income.
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
Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. Net foreign currency transaction losses were approximately $1.1 million for each of the years ended December 31, 2013 and 2012, and $1.2 million for the year ended December 31, 2011, and are included in other expense, net in the accompanying statement of income. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fair Value of Financial Instruments.   In accounting for and disclosing the fair value of these instruments, the Company uses the following hierarchy:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

•	Level 3 inputs are unobservable inputs for the asset or liability.
Valuation of the interest rate swaps and foreign currency forward contracts are based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates.
The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's current senior secured term loan A facility traded at 99.9% as of December 31, 2013 and the Company's former senior secured term loan A facility traded at 99.3% of par value as of December 31, 2012. The Company's previous term loan B facility traded at 99.9% of par value as of December 31, 2012. The valuations of the term loans were determined based on Level 2 inputs.
Earnings Per Share.    Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 293,021, 219,911 and 130,314 restricted shares for the years ended December 31, 2013, 2012 and 2011, respectively. Options to purchase 342,448, 675,665 and 1,271,149 shares of common stock were outstanding at December 31, 2013, 2012 and 2011, respectively. The calculation of diluted earnings per share included 176,428, 208,175 and 403,090 options to purchase shares of common stock for the years ended December 31, 2013, 2012 and 2011, respectively.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Equity Offering
In September 2013, the Company issued 5,175,000 shares of its common stock via a public offering at a price of $35.40 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of $8.5 million, totaled approximately $174.7 million. The Company used the net offering proceeds for general corporate purposes, including retirement of debt in connection with the Company's October 2013 refinancing, acquisitions, capital expenditures and working capital requirements.
In May 2012, the Company issued 4,000,000 shares of its common stock via a public offering at a price of $20.75 per share. Net proceeds from the offering, after deducting underwriting discounts, commissions and offering expenses of $4.0 million, totaled approximately $79.0 million. Approximately $54.9 million of net proceeds were utilized to partially redeem $50.0 million aggregate principal of the Company's former 9 ¾% senior secured notes. The remaining proceeds were used for general corporate purposes, including acquisitions, capital expenditures and working capital requirements.
5. Acquisitions
2013 Acquisitions
During 2013, the Company completed various 100%-owned acquisitions for an aggregate amount of approximately $105.8 million, net of cash acquired, with an additional $12.4 million of deferred purchase price and contingent consideration, based primarily on a fixed date and payment schedule over the next five years. Of these acquisitions, the most significant, in chronological order of acquisition date, are as follows:

•
Martinic Engineering, Inc. ("Martinic"), acquired in January, located in the United States and included in the Company's Aerospace & Defense reportable segment, is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the 12 months ended December 31, 2012.

•
Wulfrun Specialised Fasteners Limited ("Wulfrun"), acquired in March, located in the United Kingdom and included in the Company's Energy reportable segment, is a manufacturer and distributor of specialty bolting and CNC machined components for use in critical oil and gas, pipeline and power generation applications, and generated approximately $10 million in revenue for the 12 months ended December 31, 2012.

•
C.P. Witter Limited ("Witter"), acquired in April, located in the United Kingdom and included in the Company's Cequent APEA reportable segment, is a manufacturer of highly-engineered towbars and accessories which are distributed through a wide network of commercial dealers, and generated approximately $20 million in revenue for the 12 months ended March 31, 2013.

•
Towing technology and business assets of AL-KO GmbH ("AL-KO"), acquired in July, located in Germany and Finland and is included in the Company's Cequent APEA reportable segment. The acquired assets generated approximately $16 million of revenue for the 12 months ended June 30, 2013. The fair value of the AL-KO net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $2.9 million, which is included in other income (expense), net in the accompanying consolidated statement of income for the year ended December 31, 2013.

•
Mac Fasteners, Inc. ("Mac Fasteners"), acquired in October, located in the United States and included in the Company's Aerospace & Defense reportable segment, is in the business of manufacturing and distribution of stainless steel aerospace fasteners, globally utilized by OEMs, aftermarket repair companies, and commercial and military aircraft producers and generated approximately $17 million in revenue for the 12 months ended September 30, 2013.

•
DHF Soluções Automotivas Ltda ("DHF"), acquired in November, located in Brazil within the Company's Cequent Americas reportable segment, is a manufacturer and distributor of aftermarket automotive hitching and accessory products, and generated approximately $12 million of revenue for the 12 months ended September 30, 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the individual and aggregate historical and current year revenue and earnings associated with the Company's 2013 acquisitions is not significant compared to the Company's total results of operations, the following information has been provided to summarize the aggregate fair value of consideration paid for the acquisitions, the assets acquired and liabilities assumed.

Year ended December 31, 2013
(dollars in thousands)
Consideration
Initial cash paid net of cash acquired	$105,790
Deferred/contingent consideration(a)	12,370
Total consideration	$118,160
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables	$12,420
Inventories	27,350
Intangible assets other than goodwill(b)	41,140
Prepaid expenses and other assets	17,480
Property and equipment, net	20,930
Accounts payable and accrued liabilities	(12,510)
Deferred income taxes	(8,900)
Other long-term liabilities	(18,580)
Total identifiable net assets	79,330
Goodwill(c)	38,830
$118,160
__________________________
(a) Deferred/contingent consideration includes approximately $9.8 million of both short-term and long-term deferred purchase price, based on set amounts and fixed payment schedules per the purchase agreement, and an additional $2.6 million of contingent consideration to be paid based on a multiple of future earnings, as defined.
(b) Consists of approximately $27.6 million of customer relationships with an estimated weighted average useful life of 10 years, $1.5 million of technology and other intangible assets with an estimated weighted average useful life of four years and $12.1 million of trademark/trade names with an indefinite useful life.
(c) Goodwill includes approximately $2.9 million of bargain purchase gain resulting from the acquisition of the towing technology and business assets of AL-KO, which is included in other income (expense), net in the accompanying consolidated statement of income for the year ended December 31, 2013.
The Company has recorded preliminary purchase accounting adjustments for these acquisitions, but may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
2012 Acquisitions
Arminak and Associates
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
The combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which is classified outside of permanent equity on the accompanying consolidated balance sheet. In order to estimate the fair value of the redeemable noncontrolling interest in Arminak upon acquisition, the Company utilized the Monte Carlo valuation method, using variations of estimated future discounted cash flows given certain significant assumptions including expected revenue growth, minimum and maximum estimated levels of gross profit margin, future expected cash flows, amounts transferred during each call and put exercise period and appropriate discount rates. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. The Company recorded the redeemable noncontrolling interest at fair value at the date of acquisition.
During the Company's quarterly review and comparison of the carrying, redemption and fair value of the redeemable noncontrolling interest conducted as of December 31, 2013, the Company concluded that the estimated redemption value exceeded the carrying value, requiring an adjustment to increase the carrying value to equal the estimated redemption value, with the offset recorded as a decrease in paid in capital in the accompanying consolidated balance sheet. The Company also concluded that the estimated fair value of the noncontrolling interest was greater than the estimated redemption value; therefore, no charge to earnings per share was required.
Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Year ended December 31, 2013
(dollars in thousands)
Beginning balance, December 31, 2012	$26,780
Distributions to noncontrolling interests	(2,710)
Net income attributable to noncontrolling interests	4,520
Redemption value adjustment for noncontrolling interests	890
Ending balance, December 31, 2013	$29,480

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
$67,690
__________________________
(a) The contingent consideration represented the Company's best estimate, based on its review, at the time of purchase, of the underlying potential obligations estimated at a range of $8 million to $9 million, of certain Seller tax-related liabilities for which the Company has indemnified the Sellers as part of the purchase agreement. During 2012, the Company paid $4.9 million of additional purchase price related to the contingent consideration. No additional amounts were paid during 2013. The remaining liability range of $3.1 million to $4.1 million continues to represent the Company's best estimate of the remaining potential obligation at December 31, 2013.
(b) Consists of $33.0 million of customer relationships with an estimated 10 year useful life, $7.9 million of trademarks/trade names with an indefinite useful life and $7.5 million of technology and other intangible assets with an estimated eight year useful life.
(c) All of the goodwill was assigned to the Company's Packaging reportable segment and is expected to be deductible for tax purposes.
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and net income of Arminak included in the accompanying consolidated statement of income for the year ended December 31, 2012 are $65.9 million and $8.0 million, respectively.

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
Other acquisitions
Also during 2012, the Company completed other acquisitions for approximately $26.8 million in cash, in aggregate, with an additional estimated $14.4 million of deferred purchase price and contingent consideration, based primarily on post-acquisition operating results, payable over the next five years. Of these acquisitions, the most significant, in chronological order of acquisition date, are as follows:

•
CIFAL Industrial e Comercial Ltda ("CIFAL"), within the Energy reportable segment, is a Brazilian manufacturer and supplier of specialty fasteners and stud bolts, primarily to the oil and gas industry and generated approximately $9 million in revenue for the twelve months ended June 30, 2012.

•
Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda ("Engetran"), within the Company's Cequent Americas reportable segment, is a Brazilian manufacturer of trailering and towing products including trailer hitches, skid plates and related accessories and generated approximately $6 million in revenue for the twelve months ended June 30, 2012.

•
Trail Com Limited ("Trail Com"), with locations in New Zealand and Australia, and included in the Company's Cequent APEA reportable segment, is a distributor of towing accessories and trailer components and generated approximately $12 million in revenue for the twelve months ended June 30, 2012.

2011 Acquisitions
The Company completed acquisitions for an aggregate amount of approximately $31.7 million. Of these acquisitions, the most significant was as follows:

•
Innovative Molding ("Innovative"), within the Company's Packaging reportable segment, is a manufacturer of specialty plastic closures for bottles and jars for the food and nutrition industries located in California, and generated approximately $28 million of revenue for the twelve months ended May 31, 2011.

The assets acquired, liabilities assumed and results of operations of the aforementioned "other acquisitions" of 2012 and 2011 are not significant individually or in aggregate compared to the overall assets, liabilities and results of operations of the Company.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Discontinued Operations
During the third quarter of 2011, the Company committed to a plan to exit its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The businesses were sold in December 2011 for cash proceeds of $36.4 million and a note receivable of $2.2 million, which was collected in 2012, resulting in a pre-tax gain on sale of approximately $10.3 million. The purchase agreement also includes up to $2.5 million of additional contingent consideration, based on achievement of certain levels of future financial performance in 2012 and 2013, to be finalized by the second quarter of the year following the performance condition. During the second quarter of 2013, the Company was paid approximately $1.0 million of a possible $1.3 million as payout for the 2012 financial performance criteria. This amount is included in the income from discontinued operations in the accompanying consolidated statement of income. No payout is expected to be received in 2014 for the 2013 financial performance criteria.
In February 2009, the Company completed the sale of certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging reportable segment. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During the fourth quarter of 2011, the Company re-evaluated its estimate of unrecoverable future obligations initially recorded in 2009 and recorded an additional charge of approximately $1.8 million, based on further deterioration of real estate values and market comparables for this facility.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented.
Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net sales	$—	$—	$45,480
Income from discontinued operations, before income taxes	$1,000	$—	$14,600
Income tax expense	(300)	—	(5,050)
Income from discontinued operations, net of income taxes	$700	$—	$9,550
7. Facility Closure and Sale of Business
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, upon the cease use date of the facility, the Company recorded a pre-tax charge within its Cequent Americas reportable segment of approximately $4.6 million for estimated future unrecoverable lease obligations on the Goshen facility, net of estimated sublease recoveries, for the lease agreement that expires in 2022.
Also in 2013, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million, of which $3.6 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. During 2012, the Company recorded charges, primarily related to severance benefits for approximately 70 salaried employees to be involuntarily terminated as part of the closure of approximately $1.2 million, of which $0.8 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. Through December 31, 2013, the Company paid approximately $4.1 million of the total hourly and salaried severance benefits, with the remainder expected to be paid by mid-2014.
In addition, the Company incurred approximately $2.4 million and $0.2 million in 2013 and 2012, respectively, of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer utilizes following the facility closure.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Sale of Business
On August 5, 2013, the Company announced the sale of its business in Italy within the Packaging reportable segment for cash of approximately $10.3 million, with the final sale price remaining subject to a working capital adjustment, if any, which is expected to be completed by mid-2014. As a result, the Company recorded a pre-tax gain of approximately $10.5 million, of which $7.9 million related to the release of historical currency translation adjustments into income, as proscribed under ASU 2013-5. See Note 2, "New Accounting Pronouncements," for further details.
8. Goodwill and Other Intangible Assets
Goodwill
The Company conducted its annual goodwill impairment test as of October 1, 2013. For purposes of its 2013, 2012 and 2011 goodwill impairment tests, the Company performed a Step Zero qualitative assessment of potential goodwill impairment. In performing the Step Zero assessment, the Company considered relevant events and circumstances that could affect the fair value or carrying amount of the Company's reporting units, such as macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. The Company also considered the 2010 annual goodwill impairment quantitative test results, where the estimated fair value of each of the Company's reporting units with goodwill exceeded the carrying value by more than 30%, and subsequent changes in the reporting units' revenues, profitability and carrying values. Based on the Step Zero analysis performed, the Company does not believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in 2013, 2012 and 2011; therefore, the Company determined that Steps I and II were not required for the 2013, 2012 and 2011 goodwill impairment tests.
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

			Aerospace	Engineered	Cequent	Cequent
	Packaging	Energy	& Defense	Components	APEA	Americas	Total
	(dollars in thousands)
Balance, December 31, 2011	$122,330	$48,720	$41,130	$3,180	$—	$—	$215,360
Goodwill from acquisitions	35,420	15,500	—	—	—	3,470	54,390
Foreign currency translation and other	1,230	(10)	—	—	—	(30)	1,190
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Goodwill from acquisitions	—	14,440	19,950	4,240	—	4,410	43,040
Goodwill associated with sold businesses	(2,060)	—	—	—	—	—	(2,060)
Foreign currency translation and other	1,140	(2,730)	—	—	—	(670)	(2,260)
Balance, December 31, 2013	$158,060	$75,920	$61,080	$7,420	$—	$7,180	$309,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
The Company conducted its annual indefinite-lived intangible asset impairment test as of October 1, 2013. For the purposes of the Company's 2013 and 2012 indefinite-lived intangible asset impairment tests, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In performing the qualitative assessment, the Company considered similar events and circumstances to those considered in the Step Zero analysis for goodwill impairment testing and also considered legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considered the 2011 annual indefinite-lived intangible asset impairment quantitative test results, where the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value by more than 35%, as well as the Company's results of operations and improved capital structure. Based on the qualitative assessment performed, the Company does not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets are less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets is not required for the 2013 and 2012 annual indefinite-lived intangible asset impairment tests.
For purposes of the Company's 2011 indefinite-lived intangible asset impairment test, the Company applied the royalty relief method to estimate the fair value of the indefinite-lived intangible assets. Upon completion of its 2011 indefinite-lived intangible asset impairment test, the Company determined that each of its indefinite-lived intangible assets had a fair value in excess of its carrying value.
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2013 and 2012 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of December 31, 2013		As of December 31, 2012
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$105,090	$(36,260)	$85,740	$(30,080)
Customer relationships, 15 - 25 years	154,610	(94,200)	154,610	(85,960)
Total customer relationships	259,700	(130,460)	240,350	(116,040)
Technology and other, 1 - 15 years	38,980	(28,940)	37,130	(26,320)
Technology and other, 17 - 30 years	43,990	(25,310)	43,800	(23,070)
Total technology and other	82,970	(54,250)	80,930	(49,390)
Indefinite-lived intangible assets:
Trademark/Trade names	61,570	—	50,310	—
Total other intangible assets	$404,240	$(184,710)	$371,590	$(165,430)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Technology and other, included in cost of sales	$4,870	$4,940	$3,490
Customer relationships, included in selling, general and administrative expenses	14,900	14,880	11,020
Total amortization expense	$19,770	$19,820	$14,510

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense for the next five fiscal years beginning after December 31, 2013 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2014	$21,990
2015	$21,230
2016	$20,430
2017	$20,070
2018	$16,590
9. Inventories
Inventories consist of the following components:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Finished goods	$173,140	$159,550
Work in process	31,880	29,270
Raw materials	65,670	49,200
Total inventories	$270,690	$238,020
10. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Land and land improvements	$5,520	$6,410
Buildings	61,960	59,610
Machinery and equipment	351,960	332,040
	419,440	398,060
Less: Accumulated depreciation	213,290	213,030
Property and equipment, net	$206,150	$185,030
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Depreciation expense, included in cost of sales	$26,410	$21,530	$20,800
Depreciation expense, included in selling, general and administrative expense	4,400	3,520	2,970
Total depreciation expense	$30,810	$25,050	$23,770

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accrued Liabilities

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Self-insurance	$12,610	$12,050
Wages and bonus	23,670	22,080
Other	48,850	40,290
Total accrued liabilities	$85,130	$74,420
12. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Credit Agreement	$246,130	$399,500
Receivables facility and other	59,610	22,940
	305,740	422,440
Less: Current maturities, long-term debt	10,290	14,370
Long-term debt	$295,450	$408,070
Credit Agreement
During the fourth quarter of 2013, the Company entered into a new credit agreement (the "Credit Agreement"), pursuant to which the Company was able to reduce interest rates, extend maturities and increase its available liquidity. The Credit Agreement consists of a $575.0 million senior secured revolving credit facility, which permits revolving borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, and a $175.0 million senior secured term loan A facility.
Below is a summary of key terms under the Credit Agreement as of December 31, 2013 and the key terms of the previous credit agreement, in place immediately prior to entering into the new Credit Agreement on October 16, 2013, with term loan(s) showing borrowings outstanding at each date and revolving credit facilities showing gross availability at each date:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
New Credit Agreement
Senior secured revolving credit facility	$575.0	10/16/2018	LIBOR(a) plus 1.625%(b)
Senior secured term loan A facility	175.0	10/16/2018	LIBOR(a) plus 1.625%(b)

Previous Credit Agreement
Senior secured revolving credit facility	$250.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan A facility	200.0	10/11/2017	LIBOR plus 2.00%
Senior secured term loan B facility	200.0	10/11/2019	LIBOR plus 2.75% with a 1.00% LIBOR floor
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement also provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
Beginning with the fiscal year ending December 31, 2014 (payable in 2015), the Company may be required to prepay a portion of its term loan A facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. In April 2012, the Company paid $5.0 million of its former term loan B facility under the then-current excess cash flow provision for the year ended December 31, 2011.
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2013 and 2012, the Company had letters of credit of approximately $24.1 million and $23.3 million, respectively, issued and outstanding.
At December 31, 2013, the Company had $71.1 million outstanding under its revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. At December 31, 2012, the Company had no amounts outstanding under its revolving credit facility and had $226.7 million potentially available after giving effect to approximately $23.3 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement and the previous credit agreement, the Company had $360.3 million and $230.5 million, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A facility are approximately $2.2 million due each calendar quarter beginning March 2014 through December 2016 and approximately $3.3 million from March 2017 through September 2018, with final payment of $125.8 million due on October 16, 2018.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At December 31, 2013, the Company was in compliance with its financial and other covenants contained in the Credit Agreement.
The Company incurred approximately $3.6 million in fees to complete the Credit Agreement, of which $3.1 million was capitalized as deferred financing fees and $0.5 million was recorded as debt extinguishment costs in the accompanying consolidated statement of income. The Company also recorded non-cash debt extinguishment costs of $1.9 million related to the write-off of deferred financing fees associated with the previous credit agreement.
During 2012 and 2011, the Company incurred $6.4 million and $6.8 million, respectively, in fees to complete the refinance of its previous credit agreements, of which $4.5 million and $4.4 million was capitalized as deferred financing fees and $1.9 million and $2.4 million, respectively, was recorded as debt extinguishment costs in the accompanying consolidated statement of income. The Company also recorded non-cash debt extinguishment costs of $1.1 million and $1.6 million related to the write-off of deferred financing fees associated with the previous credit agreements for the years ended December 31, 2012 and 2011, respectively.

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
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR plus a usage fee of 1.35% as of December 31, 2013 and 2012, respectively, and a fee on the unused portion of the facility of 0.40% as of December 31, 2013 and 2012, respectively.
The Company had $57.0 million and $18.0 million outstanding under the facility as of December 31, 2013 and 2012, respectively, and $20.2 million and $51.9 million available but not utilized as of December 31, 2013 and 2012, respectively. Aggregate costs incurred under the facility were $1.4 million, $1.3 million and $1.6 million for the years ended December 31, 2013, 2012 and 2011, and are included in interest expense in the accompanying consolidated statement of income.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of December 31, 2013, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.6 months and an average discount rate of 1.8%.
Other Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on March 31, 2014 and is secured by substantially all the assets of the subsidiary. The balance outstanding under this agreement was approximately $0.7 million and $4.8 million at December 31, 2013 and 2012, respectively, at an average interest rate of 2.7% and 3.2% at December 31, 2013 and 2012, respectively.
Senior Notes
In 2009, the Company issued $250.0 million principal amount of its 9 3/4% senior secured notes due 2017 ("Senior Notes") at a discount of $5.0 million. Prior to December 15, 2012, the Company was able to redeem, on one or more occasions, up to 35% of the principal amount of Senior Notes at a redemption price equal to 109.750% of the principal amount, plus accrued and unpaid interest to the applicable redemption date plus additional interest, if any, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the original principal amount of Senior Notes issued remains outstanding after such redemption, and provided further that each such redemption occurs within 90 days of the date of closing of each such equity offering. In June 2012, the Company completed a partial redemption of its Senior Notes, using cash proceeds from its May 2012 equity offering, paying approximately $54.9 million to redeem $50.0 million in aggregate principal at a redemption price equal to 109.750% of the principal amount. See Note 4, "Equity Offering," for further information on the Company's equity offering.
Under the Senior Notes indenture, the Company was also able to redeem all or a part of the Senior Notes, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the applicable "make whole premium," accrued and unpaid interest and additional interest, if any, to the date of such redemption. During the fourth quarter of 2012, the proceeds from the borrowings obtained under the previous credit agreement were utilized to redeem all of the remaining outstanding Senior Notes ($200.0 million), and to pay tender costs, fees and expenses related thereto. As a result, at December 31, 2013 and 2012, there were no Senior Notes outstanding.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2013 are as follows:

Year Ending December 31:	(dollars in thousands)
2014	$10,330
2015	9,300
2016	9,010
2017	70,280
2018	206,820
Thereafter	—
Total	$305,740
Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $8.7 million and $9.1 million at December 31, 2013 and 2012, respectively, and are included in other assets in the accompanying consolidated balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Debt issuance costs for the current and previous term loan facilities and the previous discount on the Senior Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. The debt issuance costs for the current and previous revolving credit facilities and the receivables facility are amortized on a straight line basis over the term of the facilities. Amortization expense for these items was approximately $1.8 million, $2.5 million and $2.9 million in 2013, 2012 and 2011, respectively, and is included in interest expense in the accompanying consolidated statement of income.
13. Derivative Instruments
In December 2012, the Company entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on its term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. The term loan B swap agreement fixed the LIBOR-based variable portion of the interest rate, beginning February 2015, on a total of $150.0 million notional amount at 2.05% and expired on October 11, 2019. At inception, the Company designated both swap agreements as cash flow hedges. However, the Company entered into a new Credit Agreement during the fourth quarter of 2013 and, as a result, the term loan B swap was no longer expected to be an effective economic hedge. The Company terminated the interest rate swap and received cash of $3.3 million upon completion of the new Credit Agreement. Up to the date of the new Credit Agreement, the Company utilized hedge accounting, which allows for the effective portion of the interest rate swap to be recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. At the date of the Credit Agreement, the Company de-designated this swap, which had $2.0 million (net of tax of $1.3 million) of unrealized gain remaining in accumulated other comprehensive income in the accompanying consolidated balance sheet, which was reclassified into earnings during the fourth quarter of 2013.
In March 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on a total of $100.0 million notional amount of its previous term loan B facility. The swap agreement fixed the LIBOR-based variable portion of the interest rate at 1.80% through June 23, 2016. At inception, the Company formally designated this swap agreement as a cash flow hedge. Upon the Company's amendment and restatement of its credit agreement during the fourth quarter of 2012, the Company determined that the interest rate swap was no longer expected to be an effective economic hedge. The Company terminated the interest rate swap and repaid the obligation upon completion of the previous credit agreement. Up to that date, the Company utilized hedge accounting and the effective portion of the interest rate swap was recorded in accumulated other comprehensive income in the accompanying consolidated balance sheet. After that date, the Company de-designated this swap, which had $1.0 million (net of tax of $0.6 million) of unrealized loss remaining in accumulated other comprehensive income, which was being amortized into earnings during the period in which the originally hedged transactions would have affected earnings. However, when the Company entered into a new Credit Agreement during the fourth quarter of 2013, the Company reclassified the remaining $0.6 million (net of tax of $0.4 million) of unrealized loss remaining in accumulated other comprehensive income into earnings.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2013 and 2012, the fair value carrying amount of the Company's interest rate swaps are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2013	December 31, 2012
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Long-term asset	$2,080	$—
Interest rate swaps	Accrued liabilities	(360)	(530)
Interest rate swaps	Other long-term liabilities	—	(690)
Total derivatives designated as hedging instruments		$1,720	$(1,220)
The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Loss Reclassified from AOCI into Earnings (Effective Portion)	Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2013	2012		2013	2012	2011
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$1,060	$(760)	Interest expense	$2,510	$(250)	$(360)
Over the next 12 months, the Company expects to reclassify approximately $0.4 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swaps are funded.

		Amount of Loss Recognized in Earnings on Derivatives
		Year ended December 31,
	Location of Loss Recognized in Earnings on Derivatives	2013	2012	2011
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Interest expense	$(1,480)	$(80)	$(10)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuations of the interest rate swaps were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012 are shown below.

	Description	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(dollars in thousands)
December 31, 2013	Interest rate swaps	Recurring	$1,720	$—	$1,720	$—
December 31, 2012	Interest rate swaps	Recurring	$(1,220)	$—	$(1,220)	$—
14. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Rental expense for the Company totaled approximately $29.4 million in 2013, $22.8 million in 2012 and $18.9 million in 2011.
Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2013, including approximately $2.5 million annually related to discontinued operations, are summarized below:

Year ended December 31,	(dollars in thousands)
2014	$27,980
2015	27,510
2016	24,340
2017	22,600
2018	20,050
Thereafter	49,010
Total	$171,490
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asbestos
As of December 31, 2013, the Company was a party to 1,080 pending cases involving an aggregate of 7,975 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2011	8,200	476	607	21	$14,300	$2,510,000
Fiscal year ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000
Fiscal year ended December 31, 2013	7,880	360	226	39	$8,294	$2,620,000

In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,975 claims pending at December 31, 2013, 134 set forth specific amounts of damages (other than those stating the statutory minimum or maximum).
Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	102	18	14	63	53	18	117	13	4
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $6.6 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely that there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company were no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan (“SERP”). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners (“Heartland”), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2013, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $6.4 million. However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $8.8 million, which could result in future charges to the Company's statement of income of up to $2.4 million.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of income under this plan for both continuing and discontinued operations were approximately $5.6 million, $5.4 million and $4.5 million in 2013, 2012 and 2011, respectively. The Company's foreign and union hourly employees participate in defined benefit pension plans.
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
Net periodic pension and postretirement benefit expense (income) recorded in the Company's statement of income for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2013	2012	2011	2013	2012	2011
	(dollars in thousands)
Service cost	$680	$600	$640	$—	$—	$—
Interest cost	1,610	1,620	1,590	40	50	50
Expected return on plan assets	(1,810)	(1,720)	(1,600)	—	—	—
Amortization of prior-service cost	—	—	—	—	(200)	(270)
Settlement/curtailment	—	190	—	—	(1,490)	—
Amortization of net (gain)/loss	1,280	1,070	720	(80)	(80)	(90)
Net periodic benefit expense (income)	$1,760	$1,760	$1,350	$(40)	$(1,720)	$(310)
The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2014 is $1.0 million.
Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2013, 2012 and 2011. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2013	2012	2011	2013	2012	2011
Discount rate for obligations	5.01%	4.24%	4.78%	4.48%	3.69%	4.54%
Discount rate for benefit costs	4.24%	4.78%	5.50%	3.69%	4.54%	4.66%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.75%	7.75%	N/A	N/A	N/A
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2013, 2012 and 2011. Weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2013	2012	2011
Discount rate for obligations	4.50%	4.50%	4.80%
Discount rate for benefit costs	4.50%	4.80%	5.50%
Rate of increase in compensation levels	4.10%	3.70%	4.00%
Expected long-term rate of return on plan assets	5.40%	5.50%	7.00%
The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2013 and 2012 and the funded status as of December 31, 2013 and 2012:

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(38,730)	$(34,560)	$(970)	$(1,040)
Service cost	(680)	(600)	—	—
Interest cost	(1,610)	(1,620)	(40)	(50)
Participant contributions	(60)	(40)	—	(10)
Actuarial gain (loss)	1,280	(2,900)	170	80
Benefit payments	1,850	1,890	30	50
Settlement/curtailment	—	(190)	—	—
Change in foreign currency	(280)	(710)	—	—
Projected benefit obligations at December 31	(38,230)	(38,730)	(810)	(970)
Changes in Plan Assets
Fair value of plan assets at January 1	$27,860	$21,280	$—	$—
Actual return on plan assets	2,270	1,680	—	—
Employer contributions	3,240	6,130	30	40
Participant contributions	60	40	—	10
Benefit payments	(1,850)	(1,890)	(30)	(50)
Change in foreign currency	200	620	—	—
Fair value of plan assets at December 31	31,780	27,860	—	—
Funded status at December 31	$(6,450)	$(10,870)	$(810)	$(970)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
	(dollars in thousands)
Amounts Recognized in Balance Sheet
Prepaid benefit cost	$980	$1,020	$—	$—
Current liabilities	(410)	(410)	(90)	(90)
Noncurrent liabilities	(7,020)	(11,480)	(720)	(880)
Net liability recognized at December 31	$(6,450)	$(10,870)	$(810)	$(970)

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
	(dollars in thousands)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Unrecognized prior-service cost	$110	$130	$—	$—
Unrecognized net loss/(gain)	16,420	19,430	(670)	(570)
Total accumulated other comprehensive (income) loss recognized at December 31	$16,530	$19,560	$(670)	$(570)

	Pension Benefit		Postretirement Benefit
	2013	2012	2013	2012
	(dollars in thousands)
Accumulated benefit obligations at December 31	$(20,200)	$(36,320)	$(810)	$(970)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(37,430)	$(37,660)	$(810)	$(970)
Plan assets	30,000	25,770	—	—
Benefit obligation in excess of plan assets	$(7,430)	$(11,890)	$(810)	$(970)
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2013 Benefit Obligation		2013 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(1,340)	$(20)	$(120)	$—
25 basis point decrease	$1,400	$20	$120	—
Expected return on assets
50 basis point increase	N/A	N/A	$(160)	N/A
50 basis point decrease	N/A	N/A	$160	N/A
The Company expects to make contributions of approximately $2.3 million to fund its pension plans and $0.1 million to fund its postretirement benefit plans during 2014.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2013 and 2012 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2013	2012	Target	2013	2012
Equity securities	50%-70%	61%	61%	50%	57%	30%
Fixed income securities	30%-50%	36%	37%	50%	42%	49%
Cash and cash equivalents	—	3%	2%	—	1%	21%
Total	100%	100%	100%	100%	100%	100%
Actual allocations to each asset vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions. The expected long-term rate of return for both the domestic and foreign plans' total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Actual allocation is reviewed regularly and rebalancing investments to their targeted allocation range is performed when deemed appropriate. During 2012, the Company made higher than expected contributions to one of its foreign defined benefit plans as part of a recovery plan to reduce the plan's net funding deficit, as of December 31, 2012 the contribution was held as a cash investment.  As of December 31, 2013, the Company has completed its investment allocation strategy with respect to the incremental contributions, with the funds invested in equity securities.
In managing the plan assets, the Company reviews and manages risk associated with the funded status risk, interest rate risk, market risk, liquidity risk and operational risk. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate these risks by including quality and diversification standards.
The following table summarizes the level under the fair value hierarchy (see Note 3, "Summary of Significant Accounting Policies") that the Company's pension plan assets are measured on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Equity Securities
Investment funds	$18,200	$—	$18,200	$—
Fixed Income Securities
Investment funds	7,790	—	7,790	—
Government bonds	2,800	2,800	—	—
Government agencies	400	400	—	—
Corporate bonds	1,000	1,000	—	—
Other(a)	920	—	920	—
Cash and cash equivalents
Short term investment funds	670	670	—	—
Total	$31,780	$4,870	$26,910	$—
________________________________________
(a) Comprised of mortgage-backed and asset backed securities.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
December 31, 2014	$2,040	$90
December 31, 2015	2,070	80
December 31, 2016	2,160	80
December 31, 2017	2,300	70
December 31, 2018	2,430	60
Years 2019-2023	13,720	240
The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2013 was 7.5% for both pre-65 and post-65 plan participants, decreasing to an ultimate rate of 5.0% in 2018. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage-Point Increase	One Percentage-Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	50	(40)
17. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance	Fungible Ratio
2011 Omnibus Incentive Compensation Plan	2,850,000	1.75:1
2006 Long Term Equity Incentive Plan	2,435,877	2:1
2002 Long Term Equity Incentive Plan	1,786,123	1:1
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
Stock Options
The Company did not grant any stock options during 2013 or 2012. In 2011, the Company granted 17,030 stock options to certain key employees, each of which may be used to purchase one share of the Company's common stock. These stock options have a ten year life, vest ratably over three years from date of grant, have an exercise price of $21.55 and had a weighted-average fair value at grant date of $9.17. The fair value of these options at the grant date was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: expected life of six years, risk-free interest rate of 2.6% and expected volatility of 40%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to stock options at December 31, 2013 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	675,665	$15.52
Exercised	(333,217)	21.27
Cancelled	—	—
Expired	—	—
Outstanding at December 31, 2013	342,448	$9.92	4.0	$10,262,180
As of December 31, 2013, 341,648 stock options were exercisable under the Plans. During 2013, 13,920 stock options vested in which the associated fair value was less than $0.1 million. The fair value of options which vested during the years ended December 31, 2012 and 2011 was $0.4 million and $0.3 million, respectively.
The Company did not incur significant stock-based compensation expense related to stock options during the years ended December 31, 2013 and 2012. The Company recognized approximately $0.3 million of stock-based compensation expense related to options for the year ended December 31, 2011. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
Restricted Shares
During 2013, 2012 and 2011, the Company issued 29,498, 19,532 and 49,360 shares, respectively, of its common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
The Company awarded 41,480, 60,665 and 81,851 restricted shares of common stock to certain employees during 2013, 2012 and 2011, respectively. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's Short-Term Incentive Compensation Plan ("STI"), where, beginning in the 2010 plan year, all STI participants whose target STI annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year, following the previous plan year.
The Company also awarded 238,808 and 206,064 restricted shares to certain Company key employees during 2013 and 2012. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's cash generation results. Cash generation is defined as the Company's cumulative three year cash flow from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the cash flow metric and 250% of the target award for the EPS CAGR metric. The performance awards vest on a "cliff" basis at the end of the three-year performance period.
During 2012, the Company also awarded 166,530 restricted shares to certain Company key employees which are performance-based grants. Of this award, 60% are earned based on 2012 earnings per share growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. Depending on the performance achieved for these two specific metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 250% of the target award. For the 60% of shares subject to the 2012 earnings per share growth metric only, the performance conditions were satisfied, resulting in an attainment level of 175% of target. This resulted in an additional 72,576 share grants during the first quarter of 2013. For the 40% of shares subject to the 2012-2013 EPS CAGR metric, the performance conditions was satisfied, resulting in an attainment level of 125% of target.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, during 2013, 2012 and 2011, the Company granted 17,240, 16,440 and 19,392 shares, respectively, of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their director fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date. The Company issued 5,215, 7,979 and 9,123 shares in 2013, 2012 and 2011, respectively, related to director fee deferrals.
The Company also awarded 81,680 restricted shares to certain Company officers during 2011. Half of the shares are subject to a performance condition and are earned based upon the Company achieving at least $2.00 of cumulative earnings per share for any consecutive four financial quarters beginning April 1, 2011 through September 30, 2013, where 50% of the restricted shares vest on the business day immediately following the release of earnings for the quarter in which the EPS performance measure is met (the "EPS Vesting Date") and the remaining 50% vest in two equal parts on the first and second anniversary of the EPS Vesting Date, all subject to continued employment as of each vesting date. The other half of the shares are subject to market conditions and are earned based upon the Company's stock price closing at or above each of $30 and $35 per share for 30 consecutive trading days (20,420 shares subject to each target stock price), with the last such trading day occurring on or prior to September 30, 2013. Once the target stock price is met, 50% of the restricted shares immediately vest and the remaining 50% vest in two equal parts on the first and second anniversary of the date on which the respective trading threshold is met, all subject to continued employment as of each vesting date. The Company estimated the grant-date fair value and estimated term of the awards subject to a market condition using a Monte Carlo simulation model, using the following weighted-average assumptions: risk-free interest rate of 1.0% and expected volatility of 70%. During 2013, the Company achieved the performance conditions for the restricted shares and the market conditions were satisfied.
Information related to restricted shares at December 31, 2013 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	636,037	$22.02
Granted	404,817	28.27
Vested	(380,990)	21.76
Cancelled	(5,464)	25.94
Outstanding at December 31, 2013	654,400	$26.00	1.0	$26,104,016
As of December 31, 2013, there was approximately $6.6 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.9 years.
The Company recognized stock-based compensation expense related to restricted shares of approximately $9.2 million, $9.3 million and $3.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Other Comprehensive Income
Changes in AOCI by component for the year ended December 31, 2013 are summarized as follows, net of tax:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	800	3,370	(7,860)	(3,690)
Less: Net realized gains (losses) reclassified to net income (a)	(800)	630	7,910	7,740
Net current-period change	1,600	2,740	(15,770)	(11,430)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
__________________________
(a) Defined benefit plans, net of income tax expense of $0.4 million. See Note 16, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax expense of $0.4 million. See Note 13, "Derivative Instruments," for further details.
The Company reclassified approximately $7.9 million from AOCI into net income related to the sale of a business during the year ended December 31, 2013. See Note 7, "Facility Closure and Sale of Business," for additional details.
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
Energy-Metallic and non-metallic industrial sealant products and fasteners for the petroleum refining, petrochemical and other industrial markets.
Aerospace & Defense-Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners and other precision machined parts used in the commercial, business and military aerospace industries and military munitions components for the defense industry.
Engineered Components-High-pressure and low-pressure cylinders for the transportation, storage and dispensing of compressed gases, and natural gas engines, compressors, gas production equipment and chemical pumps engineered at well sites for the oil and gas industry.
Cequent APEA & Cequent Americas-Custom-engineered towing, trailering and electrical products including trailer couplers, winches, jacks, trailer brakes and brake control solutions, lighting accessories and roof racks for the recreational vehicle, agricultural/utility, marine, automotive and commercial trailer markets, functional vehicle accessories and cargo management solutions including vehicle hitches and receivers, sway controls, weight distribution and fifth-wheel hitches, hitch-mounted accessories and other accessory components.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Net Sales
Packaging	$313,220	$275,160	$185,240
Energy	205,580	190,210	166,780
Aerospace & Defense	101,790	78,580	78,590
Engineered Components	185,370	200,000	175,350
Cequent APEA	151,620	128,560	94,290
Cequent Americas	437,280	400,400	383,710
Total	$1,394,860	$1,272,910	$1,083,960
Operating Profit (Loss)
Packaging	$83,770	$57,550	$48,060
Energy	8,620	17,810	19,740
Aerospace & Defense	23,760	20,820	18,640
Engineered Components	19,450	27,990	27,620
Cequent APEA	13,920	12,300	13,900
Cequent Americas	8,850	27,420	32,730
Corporate	(37,840)	(36,020)	(29,370)
Total	$120,530	$127,870	$131,320
Capital Expenditures
Packaging	$11,010	$15,470	$5,420
Energy	5,250	5,210	3,710
Aerospace & Defense	4,810	3,210	2,410
Engineered Components	2,190	4,090	5,490
Cequent APEA	9,650	8,290	8,780
Cequent Americas	5,610	9,670	2,400
Corporate	970	180	170
Total	$39,490	$46,120	$28,380
Depreciation and Amortization
Packaging	$18,960	$17,970	$13,200
Energy	3,820	3,600	2,790
Aerospace & Defense	3,820	2,660	2,580
Engineered Components	4,270	3,860	3,540
Cequent APEA	5,770	3,840	3,860
Cequent Americas	13,680	12,780	12,170
Corporate	260	160	150
Total	$50,580	$44,870	$38,290

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Operating Net Assets
Packaging	$377,480	$376,040	$310,520
Energy	180,410	158,710	116,980
Aerospace & Defense	150,750	80,620	71,280
Engineered Components	73,780	68,870	63,420
Cequent APEA	81,120	51,790	42,010
Cequent Americas	164,590	145,360	126,680
Corporate	11,140	2,370	34,670
Total operating net assets	1,039,270	883,760	765,560
Current liabilities	261,510	247,200	226,340
Consolidated assets	$1,300,780	$1,130,960	$991,900
The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were significant to the combined net sales and net assets of the Company taken as a whole.

	As of December 31,
	2013		2012		2011
	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$97,500	$136,490	$62,400	$102,250	$68,820	$113,950
Australia	97,580	27,080	100,620	32,400	88,640	30,870
Asia	44,870	59,120	32,230	38,130	9,500	30,630
Africa	3,310	4,770	4,180	3,090	950	2,990
Other Americas	46,210	83,080	34,090	68,660	29,600	38,660
Total non-U.S	289,470	310,540	233,520	244,530	197,510	217,100

Total U.S.	1,105,390	728,730	1,039,390	639,230	886,450	548,460
Total	$1,394,860	$1,039,270	$1,272,910	$883,760	$1,083,960	$765,560
The Company's export sales from the U.S. approximated $123.7 million, $139.7 million and $132.5 million in 2013, 2012 and 2011, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Income Taxes
The Company's income before income taxes and income tax expense for continuing operations, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Income before income taxes:
Domestic	$50,150	$11,920	$49,060
Foreign	47,610	30,340	30,680
Total income before income taxes	$97,760	$42,260	$79,740
Current income tax expense:
Federal	$16,080	$8,250	$4,500
State and local	1,460	1,860	2,490
Foreign	9,650	4,190	9,890
Total current income tax expense	27,190	14,300	16,880
Deferred income tax expense (benefit):
Federal	(4,490)	(6,200)	10,390
State and local	(1,020)	(750)	830
Foreign	(3,290)	(1,380)	830
Total deferred income tax expense	(8,800)	(8,330)	12,050
Income tax expense	$18,390	$5,970	$28,930
The components of deferred taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$1,240	$1,110
Inventories	7,840	5,670
Accrued liabilities and other long-term liabilities	40,410	34,880
Tax loss and credit carryforwards	10,010	6,740
Gross deferred tax asset	59,500	48,400
Valuation allowances	(6,530)	(4,440)
Net deferred tax asset	52,970	43,960
Deferred tax liabilities:
Property and equipment	(20,420)	(19,800)
Goodwill and other intangible assets	(66,440)	(60,990)
Other, principally deferred income	(6,310)	(3,860)
Gross deferred tax liability	(93,170)	(84,650)
Net deferred tax liability	$(40,200)	$(40,690)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income from continuing operations before income taxes:

	2013	2012	2011
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$34,220	$14,790	$27,910
State and local taxes, net of federal tax benefit	270	730	2,440
Differences in statutory foreign tax rates	(8,550)	(4,920)	(2,250)
Change in recognized tax benefits	(1,630)	(1,320)	(700)
Tax holiday(a)	(1,980)	(1,160)	—
Nontaxable gains	(5,460)	—	—
Restructuring (benefits)/charges	2,230	(2,400)	1,300
Noncontrolling interest	(1,410)	(790)	—
Net change in valuation allowance	1,980	1,600	130
Other, net	(1,280)	(560)	100
Income tax expense	$18,390	$5,970	$28,930
__________________________
(a) Tax holiday related to Thailand which expires on December 31, 2015.
The Company has recorded deferred tax assets of $2.5 million related to various state operating loss carryforwards and $6.8 million related to various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2024 and 2027 and the majority of the foreign losses have indefinite carryforward periods.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2013, the Company has not made a provision for U.S. or additional non-U.S. withholding taxes on approximately $228.0 million of undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these non-U.S. subsidiaries.
Unrecognized tax benefits
The Company has approximately $31.6 million and $21.7 million of unrecognized tax benefits ("UTBs") as of December 31, 2013 and 2012, respectively. If the unrecognized tax benefits were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2013 and 2012 approximately $25.7 million and $14.0 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the UTBs and related accrued interest and penalties for the years ended December 31, 2013 and 2012 is as follows:

Unrecognized Tax Benefits
(dollars in thousands)
Balance at December 31, 2011	$13,390
Tax positions related to current year:
Additions	3,990
Tax positions related to prior years:
Additions	6,760
Reductions	(320)
Settlements	(720)
Lapses in the statutes of limitations	(1,370)
Balance at December 31, 2012	$21,730
Tax positions related to current year:
Additions	1,300
Tax positions related to prior years:
Additions	15,340
Reductions	(4,310)
Settlements	—
Lapses in the statutes of limitations	(2,490)
Balance at December 31, 2013	$31,570
In addition to the UTBs summarized above, the Company has recorded approximately $1.8 million and $1.6 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012, respectively.
The increase in UTBs related to prior years is primarily due to the Company's business acquisitions during 2013. The Company maintains an indemnification asset for the acquired UTBs and corresponding interest and penalties.
The Company is subject to U.S. federal, state and local, and certain non-U.S. income tax examinations for tax years 2002 through 2013. The Company is currently under audit by the Internal Revenue Service for tax year 2011. Additionally, there are currently two foreign income tax examinations in process. The Company does not believe that the results of these examinations will have a significant impact on the Company's tax position or its effective tax rate.
Management monitors changes in tax statutes and regulations and the issuance of judicial decisions to determine the potential impact to unrecognized tax benefits and is not aware of, nor does it anticipate, any material subsequent events that could have a significant impact on the Company's financial position during the next twelve months.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data

	As of December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$337,780	$378,030	$355,620	$323,430
Gross profit	83,400	103,310	94,150	72,540
Income from continuing operations	14,040	27,100	29,950	8,280
Income from discontinued operations, net of income taxes	—	700	—	—
Net income	14,040	27,800	29,950	8,280
Less: Net income attributable to noncontrolling interests	860	910	1,320	1,430
Net income attributable to TriMas Corporation	13,180	26,890	28,630	6,850
Earnings per share attributable to TriMas Corporation—basic:
Continuing operations	$0.34	$0.66	$0.71	$0.15
Discontinued operations	—	0.02	—	—
Net income per share	$0.34	$0.68	$0.71	$0.15
Weighted average shares—basic	39,234,780	39,425,471	40,345,828	44,698,948
Earnings per share attributable to TriMas Corporation—diluted:
Continuing operations	$0.33	$0.65	$0.70	$0.15
Discontinued operations	—	0.02	—	—
Net income per share	$0.33	$0.67	$0.70	$0.15
Weighted average shares—diluted	39,790,524	39,886,593	40,746,503	45,159,205

	As of December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$297,570	$338,430	$335,870	$301,040
Gross profit	78,910	95,890	90,140	78,820
Net income (loss)	12,250	17,170	19,960	(13,090)
Less: Net income (loss) attributable to noncontrolling interests	(240)	510	1,290	850
Net income (loss) attributable to TriMas Corporation	12,490	16,660	18,670	(13,940)
Earnings per share attributable to TriMas Corporation—basic:
Net income (loss) per share	$0.36	$0.45	$0.48	$(0.36)
Weighted average shares—basic	34,592,267	37,345,026	39,045,282	39,101,163
Earnings per share attributable to TriMas Corporation—diluted:
Net income (loss) per share	$0.36	$0.44	$0.47	$(0.35)
Weighted average shares—diluted	35,027,899	37,694,221	39,508,503	39,680,565

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. Subsequent Event (unaudited)
In January 2014, the Company entered into a series of monthly foreign currency forward contracts to purchase a notional amount of approximately $19 million of Mexican pesos during 2014. These contracts are intended to match amounts, payable in pesos, to be owed for certain forecasted inventory purchases from our lower-cost Mexican manufacturing facilities within our Cequent Americas reportable segment.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2013, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that they would meet their objectives.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2013. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, as stated in their report below.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TriMas Corporation
Bloomfield Hills, Michigan

We have audited the internal control over financial reporting of TriMas Corporation and subsidiaries (the "Company") as of December 31, 2013, based on Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company and our report dated February 20, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 20, 2014

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Item 9B.    Other Information
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Executive Officers of the Company.”
The Company's Code of Ethics and Business Conduct is applicable to its directors, officers and employees. The Code of Ethics and Business Conduct is available on the "investors" portion of the Company's website under the "Corporate Governance" link. The Company's website address is www.trimascorp.com.
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2014 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2013 and December 31, 2012, and for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, consist of the following:
Balance Sheet
Statement of Income
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, consists of the following:
Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable, not required, or the information is otherwise included in the financial statements or the notes thereto.
(3)   Exhibits
See the Exhibits Index at the end of this Form 10-K, which is incorporated by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

		BY:	/s/ DAVID M. WATHEN
DATE:	February 20, 2014		Name: David M. Wathen Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN	President and Chief Executive Officer	February 20, 2014
David M. Wathen	(Principal Executive Officer) and Director

/s/ A. MARK ZEFFIRO	Executive Vice President and Chief Financial Officer	February 20, 2014
A. Mark Zeffiro	(Principal Financial Officer)

/s/ PAUL A. SWART	Vice President, Controller and Chief Accounting Officer	February 20, 2014
Paul A. Swart	(Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	February 20, 2014
Samuel Valenti III

/s/ MARSHALL A. COHEN	Director	February 20, 2014
Marshall A. Cohen

/s/ RICHARD M. GABRYS	Director	February 20, 2014
Richard M. Gabrys

/s/ NANCY S. GOUGARTY	Director	February 20, 2014
Nancy S. Gougarty

/s/ EUGENE A. MILLER	Director	February 20, 2014
Eugene A. Miller

/s/ NICK L. STANAGE	Director	February 20, 2014
Nick L. Stanage

/s/ DANIEL P. TREDWELL	Director	February 20, 2014
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2013, 2012 AND 2011

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2013	$3,680,000	$440,000	$270,000	$780,000	$3,610,000
Year ended December 31, 2012	$3,780,000	$250,000	$350,000	$700,000	$3,680,000
Year ended December 31, 2011	$4,440,000	$340,000	$230,000	$1,230,000	$3,780,000
________________________________________

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

2.1(s)	Purchase Agreement dated as of February 24, 2012, among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian and Arminak & Associates, LLC.
3.1(e)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(m)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(d)	Amendment No. 1 to Stock Purchase Agreement dated as of August 31, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.3(f)	Amendment No. 2 to Stock Purchase Agreement dated as of November 27, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.4(b)	Asset Purchase Agreement dated as of May 9, 2003, among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (including Exhibit A - Form of Sublease Agreement).
10.5(u)
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

10.6(y)	First Amendment dated as of April 12, 2013 to the Amended and Restated Credit Agreement dated as of October 11, 2012.
10.7(aa)
Credit Agreement, dated October 16, 2013, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase bank, N.A., as Administrative Agent and Collateral Agent, and the various lenders from time to time thereto.

10.8(j)	Amended and Restated Receivables Purchase Agreement dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.9(p)	Amendment No. 1 dated as of September 15, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.10(t)	Amendment No. 2 dated as of December 21, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.11(t)	Amendment No. 3 dated as of June 29, 2012 to the Amended and Restated Receivables Purchase Agreement.
10.12(o)
Amended and Restated Receivables Transfer Agreement dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.13(t)	Amendment No. 1 dated as of June 29, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.14(v)	Amendment No. 2 dated as of December 17, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.15(v)
Amended and Restated Fee Letter dated as of December 17, 2012, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, N.A., as Purchaser, LC Issuer and Administrative Agent.

10.16(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.17(g)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.18(g)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.19(g)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.20(g)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.22(c)	2004 Form of Indemnification Agreement.*
10.23(l)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.*

10.24(h)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.25(i)	Flexible Cash Allowance Policy.*
10.26(k)	TriMas Corporation 2002 Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.27(n)	TriMas Corporation 2002 Long Term Equity Incentive Plan Restricted Share Award Agreement - 2011 Grant.*
10.28(n)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Agreement - 2011 Award.*
10.29(n)	TriMas Corporation 2006 Long Term Equity Incentive Plan Restricted Stock Unit Agreement - 2011 Award.*
10.30(o)	2011 TriMas Corporation Omnibus Incentive Compensation Plan.*
10.31(x)	Amendment No. 1 to the TriMas Corporation 2011 Omnibus Incentive Compensation Plan.*
10.32(q)	Summary of Compensation for the Board of Directors of TriMas Corporation, effective August 5, 2011.*
10.33(r)	Form of Performance Unit Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.34(r)	Form of Performance Unit Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.35(r)	Form of Performance Stock Unit Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.36(r)	Form of Restricted Share Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.37(r)	Form of Restricted Stock Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.38(r)	Form of Restricted Stock Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.39(r)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2002 Long Term Equity Incentive Plan.*
10.40(r)	Form of Performance Unit Agreement - 2012 Transitional LTI - under the 2006 Long Term Equity Incentive Plan.*
10.41(r)	Form of Performance Stock Unit Agreement - 2012 Transitional LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.42(s)
Second Amended and Restated Limited Liability Company Agreement of Arminak & Associates, LLC dated as of February 24, 2012, among Arminak & Associates, LLC, HRA Holding Corporation, NC Holding, LLC and Rieke-Arminak Corp.

10.43(w)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.*
10.44(w)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2006 Long Term Equity Incentive Plan.*
10.45(w)	Form of Performance Stock Unit Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.46(w)	Form of Performance Unit Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.47(w)	Form of Restricted Stock Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.48(w)	Form of Restricted Stock Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.49(w)	Form of Restricted Stock Agreement - 2013 LTI (Board of Directors) - under the 2006 Long Term Equity Incentive Plan.*
10.50(z)	Executive Severance / Change of Control Policy.*
10.51(ab)	2013 Form of Indemnification Agreement.*
21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm - KPMG LLP.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4 filed June 9, 2003 (File No. 333-105950).
(c)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A filed on June 29, 2004 (File No. 333-113917).
(d)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1 filed on September 19, 2006 (File No. 333-136263).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(h)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(i)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(j)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(k)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 4, 2010 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(m)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(n)	Incorporated by reference to the Exhibits filed with our Annual Report on Form 10-K filed on February 28, 2011 (File No. 001-10716).
(o)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(p)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on September 21, 2011 (File No. 001-10716).
(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on October 27, 2011 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 22, 2012 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 28, 2012 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 30, 2012 (File No. 001-10716).
(u)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 16, 2012 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 20, 2012 (File No. 001-10716).

(w)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 25, 2013 (File No. 001-10716).
(x)	Incorporated by reference to Appendix A filed with our Definitive Proxy Statement on Schedule 14A filed on April 5, 2013 (File No. 001-10716).
(y)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 25, 2013 (File No. 001-10716).
(z)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on August 23, 2013 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 21, 2013 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on November 13, 2013 (File No. 001-10716).

II-4