Form 10-Q
period 2014-03-31
TRIMAS CORP
filed 2014-04-29
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2014, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,227,584 shares.

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
You should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$31,820	$27,000
Receivables, net of reserves of approximately $3.7 million and $3.6 million as of March 31, 2014 and December 31, 2013, respectively	226,380	180,210
Inventories	269,900	270,690
Deferred income taxes	18,340	18,340
Prepaid expenses and other current assets	19,780	18,770
Total current assets	566,220	515,010
Property and equipment, net	208,360	206,150
Goodwill	310,700	309,660
Other intangibles, net	214,760	219,530
Other assets	48,910	50,430
Total assets	$1,348,950	$1,300,780
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$14,000	$10,290
Accounts payable	159,460	166,090
Accrued liabilities	80,240	85,130
Total current liabilities	253,700	261,510
Long-term debt	384,190	295,450
Deferred income taxes	53,920	64,940
Other long-term liabilities	102,270	99,990
Total liabilities	794,080	721,890
Redeemable noncontrolling interests	—	29,480
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,227,584 shares at March 31, 2014 and 45,003,214 shares at December 31, 2013	450	450
Paid-in capital	800,970	816,450
Accumulated deficit	(276,750)	(295,320)
Accumulated other comprehensive income	30,200	27,830
Total shareholders' equity	554,870	549,410
Total liabilities and shareholders' equity	$1,348,950	$1,300,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2014	2013
Net sales	$367,740	$337,780
Cost of sales	(271,160)	(254,380)
Gross profit	96,580	83,400
Selling, general and administrative expenses	(63,990)	(59,660)
Operating profit	32,590	23,740
Other expense, net:
Interest expense	(3,470)	(5,210)
Other expense, net	(1,020)	(2,230)
Other expense, net	(4,490)	(7,440)
Income before income tax expense	28,100	16,300
Income tax expense	(8,720)	(2,260)
Net income	19,380	14,040
Less: Net income attributable to noncontrolling interests	810	860
Net income attributable to TriMas Corporation	$18,570	$13,180
Basic earnings per share attributable to TriMas Corporation:
Net income per share	$0.41	$0.34
Weighted average common shares—basic	44,768,594	39,234,780
Diluted earnings per share attributable to TriMas Corporation:
Net income per share	$0.41	$0.33
Weighted average common shares—diluted	45,186,114	39,790,524

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2014	2013
Net income	$19,380	$14,040
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $80 thousand and $100 thousand for the three months ended March 31, 2014 and 2013, respectively) (Note 15)	180	200
Foreign currency translation	1,880	(2,140)
Net changes in unrealized gain on derivative instruments (net of tax of $110 thousand and $430 thousand for the three months ended March 31, 2014 and 2013, respectively) (Note 10)	310	680
Total other comprehensive income (loss)	2,370	(1,260)
Total comprehensive income	21,750	12,780
Less: Net income attributable to noncontrolling interests	810	860
Total comprehensive income attributable to TriMas Corporation	$20,940	$11,920

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$19,380	$14,040
Adjustments to reconcile net income to net cash used for operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	70	10
Depreciation	8,030	7,050
Amortization of intangible assets	5,480	5,080
Amortization of debt issue costs	480	440
Deferred income taxes	(2,820)	(1,640)
Non-cash compensation expense	2,280	2,680
Excess tax benefits from stock based compensation	(760)	(910)
Increase in receivables	(44,960)	(38,280)
(Increase) decrease in inventories	1,800	(3,690)
(Increase) decrease in prepaid expenses and other assets	100	(3,560)
Decrease in accounts payable and accrued liabilities	(13,910)	(18,710)
Other, net	160	(440)
Net cash used for operating activities, net of acquisition impact	(24,670)	(37,930)
Cash Flows from Investing Activities:
Capital expenditures	(9,030)	(13,950)
Acquisition of businesses, net of cash acquired	—	(28,230)
Net proceeds from disposition of assets	240	520
Net cash used for investing activities	(8,790)	(41,660)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	46,750	54,110
Repayments of borrowings on term loan facilities	(46,340)	(48,840)
Proceeds from borrowings on revolving credit and accounts receivable facilities	331,120	268,800
Repayments of borrowings on revolving credit and accounts receivable facilities	(239,900)	(190,800)
Distributions to noncontrolling interests	(580)	(550)
Payment for noncontrolling interests	(51,000)	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,670)	(3,530)
Proceeds from exercise of stock options	140	170
Excess tax benefits from stock based compensation	760	910
Net cash provided by financing activities	38,280	80,270
Cash and Cash Equivalents:
Increase for the period	4,820	680
At beginning of period	27,000	20,580
At end of period	$31,820	$21,260
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,010	$3,900
Cash paid for taxes	$2,660	$7,280

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2014
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2013	$450	$816,450	$(295,320)	$27,830	$549,410
Net income attributable to TriMas Corporation	—	—	18,570	—	18,570
Other comprehensive income	—	—	—	2,370	2,370
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,670)	—	—	(2,670)
Stock option exercises and restricted stock vestings	—	140	—	—	140
Excess tax benefits from stock based compensation	—	760	—	—	760
Non-cash compensation expense	—	2,280	—	—	2,280
Acquisition of remaining 30% interest in Arminak & Associates, LLC (net of tax of $8.4 million) (Note 5)	—	(15,990)	—	—	(15,990)
Balances, March 31, 2014	$450	$800,970	$(276,750)	$30,200	$554,870

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2013 Annual Report on Form 10-K.
2. New Accounting Pronouncements
As of March 31, 2014, there are no recently issued accounting pronouncements not yet adopted by the Company that would have a material impact on the Company's results of operations or financial position.
3. Goshen Facility Closure
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million, of which approximately $3.8 million was recorded in the three months ended March 31, 2013 and is included in cost of sales in the accompanying consolidated statement of income. Additionally, during 2012, the Company recorded charges, primarily for severance benefits for salaried employees to be involuntarily terminated as part of the closure of approximately $1.2 million. Through March 31, 2014, the Company paid approximately $5.0 million of the total hourly and salaried severance benefits, with the remainder expected to be paid by mid-2014.
In addition, during the three months ended March 31, 2013, the Company incurred approximately $0.3 million of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer utilizes following the facility closure.
4. Acquisitions
No acquisitions were made during the three months ended March 31, 2014.
During the first three months of 2013, the Company completed acquisitions for an aggregate amount of approximately $28 million, net of cash acquired. Of these acquisitions, the most significant are as follows:

•
Martinic Engineering, Inc. ("Martinic") within the Company's Aerospace & Defense reportable segment is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the twelve months ended December 31, 2012.

•
Wulfrun Specialised Fasteners Limited ("Wulfrun") within the Company's Energy reportable segment is a manufacturer and distributor of specialty bolting and CNC machined components for use in critical oil and gas, pipeline and power generation applications located in the United Kingdom and generated approximately $10 million in revenue for the twelve months ended December 31, 2012.

The results of operations of the aforementioned acquisitions are not significant compared to the overall results of operations of the Company.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Arminak & Associates
During the first quarter of 2012, the Company acquired 70% of the membership interests of Arminak & Associates, LLC ("Arminak") for the purchase price of approximately $67.7 million, which is included in the Company's Packaging reportable segment. The original purchase agreement provided the Company an option to purchase, and Arminak's previous owners an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of future earnings, as defined in the purchase agreement. The put and call options become exercisable during the first quarters of 2014, 2015 and 2016, and the original combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which was classified outside of permanent equity on the accompanying consolidated balance sheet.
On March 11, 2014, in lieu of the put and call options in the original purchase agreement, the Company entered into a new agreement to purchase the entire 30% noncontrolling interest in Arminak for a cash purchase price of $51.0 million. The purchase agreement also includes additional contingent consideration of up to $7.0 million, with the amount to be earned based on the achievement of certain levels of 2015 financial performance. In order to estimate the fair value of the contingent consideration, the Company utilized the Monte Carlo valuation method, using variations of expected future payouts given certain significant assumptions including expected revenue and earnings growth, volatility and risk. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. As of March 31, 2014, the Company recorded an estimated contingent consideration payout of $3.1 million. The final contingent consideration is expected to be paid in the second quarter of 2016.
As part of purchasing the remaining membership interest, the Company finalized the calculation of the redeemable noncontrolling interest as of March 11, 2014. Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Noncontrolling interest
(dollars in thousands)
Beginning balance, December 31, 2013	$29,480
Distributions to noncontrolling interests	(580)
Net income attributable to noncontrolling interests	810
Ending balance, March 11, 2014	$29,710
The difference between the cash purchase price and final redeemable noncontrolling interest as of March 11, 2014 was recorded as a reduction in paid in capital, net of tax, as included in the accompanying consolidated statement of shareholders' equity.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2014 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2013	$158,060	$75,920	$61,080	$7,420	$—	$7,180	$309,660
Foreign currency translation	130	620	—	—	—	290	1,040
Balance, March 31, 2014	$158,190	$76,540	$61,080	$7,420	$—	$7,470	$310,700

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2014 and December 31, 2013 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of March 31, 2014		As of December 31, 2013
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$105,500	$(38,500)	$105,090	$(36,260)
Customer relationships, 15 – 25 years	154,610	(96,250)	154,610	(94,200)
Total customer relationships	260,110	(134,750)	259,700	(130,460)
Technology and other, 1 – 15 years	39,010	(29,680)	38,980	(28,940)
Technology and other, 17 – 30 years	44,020	(25,870)	43,990	(25,310)
Total technology and other	83,030	(55,550)	82,970	(54,250)
Indefinite-lived intangible assets:
Trademark/Trade names	61,920	—	61,570	—
Total other intangible assets	$405,060	$(190,300)	$404,240	$(184,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Technology and other, included in cost of sales	$1,230	$1,210
Customer relationships, included in selling, general and administrative expenses	4,250	3,870
Total amortization expense	$5,480	$5,080
7. Inventories
Inventories consist of the following components:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Finished goods	$169,200	$173,140
Work in process	31,460	31,880
Raw materials	69,240	65,670
Total inventories	$269,900	$270,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

8. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Land and land improvements	$5,530	$5,520
Buildings	62,520	61,960
Machinery and equipment	359,720	351,960
	427,770	419,440
Less: Accumulated depreciation	219,410	213,290
Property and equipment, net	$208,360	$206,150
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,740	$6,060
Depreciation expense, included in selling, general and administrative expense	1,290	990
Total depreciation expense	$8,030	$7,050
9. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Credit Agreement	$328,540	$246,130
Receivables facility and other	69,650	59,610
	398,190	305,740
Less: Current maturities, long-term debt	14,000	10,290
Long-term debt	$384,190	$295,450
Credit Agreement
The Company is a party to a credit agreement consisting of a $575.0 million senior secured revolving credit facility, which matures in October 2018 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.50%, and a $175.0 million senior secured term loan A facility, which matures in October 2018 and is subject to interest at LIBOR plus 1.50% (collectively, the "Credit Agreement"). The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. Per the Credit Agreement, the senior secured revolving credit facility permits borrowings denominated in specific foreign currency ("Foreign Currency Loans"), subject to a $75.0 million sub limit.
The Credit Agreement also provides incremental term loan and/or revolving credit facility commitments in an amount not to exceed the greater of $300.0 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Beginning with the fiscal year ending December 31, 2014 (payable in 2015), the Company may be required to prepay a portion of its term loan A facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined.
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2014 and December 31, 2013, the Company had letters of credit of approximately $24.2 million and $24.1 million, respectively, issued and outstanding.
At March 31, 2014, the Company had $155.7 million outstanding under its revolving credit facility and had $395.1 million potentially available after giving effect to approximately $24.2 million of letters of credit issued and outstanding. At December 31, 2013, the Company had $71.1 million outstanding under its revolving credit facility and had $479.8 million, potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $320.6 million and $360.3 million at March 31, 2014 and December 31, 2013, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At March 31, 2014, the Company was in compliance with its financial and other covenants contained in the Credit Agreement.
As of March 31, 2014 and December 31, 2013, the Company's Credit Agreement traded at approximately 99.5% and 99.8% of par value, respectively. The valuations of the term loan was determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.35% for each of the three-month periods ended March 31, 2014 and 2013, and a fee on the unused portion of the facility of 0.40% for each of the three-month periods ended March 31, 2014 and 2013.
The Company had $63.7 million and $57.0 million outstanding under the facility as of March 31, 2014 and December 31, 2013, respectively, and $16.6 million and $20.2 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.3 million for each of the three months ended March 31, 2014 and 2013, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 12, 2017.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of March 31, 2014, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.8%.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Other Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on April 30, 2014 and is secured by substantially all the assets of the subsidiary. At March 31, 2014 and December 31, 2013, the balance outstanding under this agreement was approximately $4.4 million and $0.7 million, respectively, at an average interest rate of 4.6% at March 31, 2014 and December 31, 2013.
10. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2014, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $15.7 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and mature at specified monthly settlement dates through January 2015. At inception, the Company designated the foreign currency forward contracts as cash flow hedges.
Interest Rate Risk
In December 2012, the Company entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rates on its term loan A facility. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, beginning February 2013, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017. At inception, the Company designated the swap agreement as a cash flow hedge.
Financial Statement Presentation
As of March 31, 2014 and December 31, 2013, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2014	December 31, 2013
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	Other assets	$2,300	$2,080
Interest rate swaps	Accrued liabilities	(620)	(360)
Foreign currency forward contracts	Other assets	370	—
Total derivatives designated as hedging instruments		$2,050	$1,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2014 and 2013:

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2014	As of December 31, 2013	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2014	2013
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swaps	$1,040	$1,060	Interest expense	$(240)	$(10)
Foreign currency forward contracts	$330	$—	Cost of sales	$40	$—
Over the next 12 months, the Company expects to reclassify approximately $0.6 million of pre-tax deferred gains from AOCI to interest expense as the related interest payments for the designated interest rate swap are funded and approximately $0.3 million of pre-tax deferred gains from AOCI to cost of sales as the intercompany inventory purchases are settled.

		Amount of Loss Recognized in Earnings on Derivatives
	Location of Loss Recognized in Earnings on Derivatives	Three months ended March 31,
		2014	2013
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Interest expense	$—	$(80)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swap and foreign currency forward contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2014
Interest rate swaps	Recurring	$1,680	$—	$1,680	$—
Foreign currency forward contracts	Recurring	$370	$—	$370	$—
December 31, 2013
Interest rate swaps	Recurring	$1,720	$—	$1,720	$—
11. Commitments and Contingencies
Asbestos
As of March 31, 2014, the Company was a party to 1,082 pending cases involving an aggregate of 7,985 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2013	7,880	360	226	39	$8,294	$2,620,000
Three Months Ended March 31, 2014	7,975	56	35	11	$5,295	$654,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,985 claims pending at March 31, 2014, 140 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	105	19	16	61	58	21	123	13	4
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $6.7 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
Aerospace & Defense – Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners and other precision machined parts used in the commercial, business and military aerospace industries and military munitions components for the defense industry.

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
Segment activity is as follows:

	Three months ended March 31,
	2014	2013
	(dollars in thousands)
Net Sales
Packaging	$81,430	$74,350
Energy	52,780	54,920
Aerospace & Defense	29,540	20,970
Engineered Components	55,430	46,270
Cequent APEA	39,470	32,090
Cequent Americas	109,090	109,180
Total	$367,740	$337,780
Operating Profit (Loss)
Packaging	$18,360	$14,630
Energy	2,600	5,870
Aerospace & Defense	5,180	3,750
Engineered Components	7,880	5,700
Cequent APEA	2,500	3,180
Cequent Americas	5,710	700
Corporate expenses	(9,640)	(10,090)
Total	$32,590	$23,740
13. Equity Awards
The Company maintains the following long-term equity incentive plans: the TriMas Corporation Director Retainer Share Election Program, the 2011 TriMas Corporation Omnibus Incentive Compensation Plan, the TriMas Corporation 2006 Long Term Equity Incentive Plan and the TriMas Corporation 2002 Long Term Equity Incentive Plan (collectively, the "Plans"). The 2002 Long Term Equity Incentive Plan expired in 2012, such that, while existing grants will remain outstanding until exercised, vested or cancelled, no new shares may be issued under the plan. See below for details of awards under the Plans by type.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock options during the three months ended March 31, 2014. Information related to stock options at March 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	342,448	$9.92
Exercised	(9,897)	14.35
Cancelled	—	—
Expired	—	—
Outstanding at March 31, 2014	332,551	$9.79	3.8	$7,784,652
As of March 31, 2014, 331,751 stock options were exercisable under the Plans. In addition, during the three months ended March 31, 2014, the Company did not have any stock options vest. The Company did not incur significant stock-based compensation expense related to stock options during the three months ended March 31, 2014 and 2013.
Restricted Shares
During the three months ended March 31, 2014, the Company issued 2,378 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
The Company also awarded multiple restricted stock grants during the first quarter of 2014. First, the Company granted 23,226 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
The Company awarded 40,837 restricted shares of common stock to certain employees during the first quarter of 2014. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term incentive compensation plan ("STI"), where all STI participants whose target annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year following the previous plan year.
The Company awarded 243,124 restricted shares of common stock to certain Company key employees during the first quarter of 2014. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years, beginning on January 1, 2014 and ending on December 31, 2016. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's three-year average return on invested capital ("ROIC"). ROIC is defined as the Company's after-tax operating profit, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's last five-quarter average of invested capital. Invested capital is comprised of the Company's long-term debt plus shareholders' equity plus non-controlling interest, less cash held. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the ROIC metric and 250% of the target award for the EPS CAGR metric. However, if these performance metrics are not achieved, no award will be earned. The performance awards vest on a "cliff" basis at the end of the three-year performance period.
In addition, the Company granted 20,832 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

During 2012, the Company awarded restricted shares of common stock to certain Company key employees which are performance-based grants. Of this award, 60% are earned based on 2012 EPS growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. For the 60% of shares subject to the 2012 earnings per share growth metric only, the performance conditions were satisfied, resulting in an attainment level of 175% of target. This resulted in an additional 72,576 share grants during the first quarter of 2013. For the 40% of shares subject to the 2012-2013 EPS CAGR metric, the performance conditions were satisfied, resulting in an attainment level of 125% of target. This resulted in an additional 16,054 shares granted during the first quarter of 2014.
Information related to restricted shares at March 31, 2014 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	654,400	$26.00
Granted	346,451	33.28
Vested	(241,439)	26.16
Cancelled	(2,571)	27.38
Outstanding at March 31, 2014	756,841	$29.28	1.6	$25,048,172
As of March 31, 2014, there was approximately $16.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.4 years.
The Company recognized approximately $2.3 million and $2.7 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2014 and 2013, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
14. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 259,716 and 359,421 restricted shares for the three months ended March 31, 2014 and 2013, respectively. The calculation of diluted earnings per share also included options to purchase 157,804 and 196,323 shares of common stock for the three months ended March 31, 2014 and 2013, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

15. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2014 and 2013 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
	(dollars in thousands)
Service costs	$190	$180	$—	$—
Interest costs	440	410	10	10
Expected return on plan assets	(520)	(460)	—	—
Amortization of net (gain)/loss	280	320	(20)	(20)
Net periodic benefit cost	$390	$450	$(10)	$(10)
The Company contributed approximately $0.5 million to its defined benefit pension plans during the three months ended March 31, 2014. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2014.
16. Other Comprehensive Income
Changes in AOCI by component for the three months ended March 31, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized gains arising during the period	—	200	1,880	2,080
Less: Net realized (losses) reclassified to net income (a)	(180)	(110)	—	(290)
Net current-period change	180	310	1,880	2,370
Balance, March 31, 2014	$(10,660)	$1,370	$39,490	$30,200
__________________________
(a) Defined benefit plans, net of income tax expense of $0.1 million. See Note 15, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax expense of $0.1 million. See Note 10, "Derivative Instruments," for further details.
17. Subsequent Events
In April 2014, the Company entered into a series of monthly foreign currency forward contracts to purchase a notional amount of approximately $7 million of Thai baht during 2014. These contracts are intended to match amounts, payable in Thai baht, to be owed for certain forecasted inventory purchases from its lower-cost Thai manufacturing facilities within the Cequent APEA reportable segment.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Also in April 2014, the Company amended the $105 million accounts receivable facility to which it is a party through TSPC, reducing the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.15%. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2013.
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace & Defense, Engineered Components, Cequent APEA and Cequent Americas.
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Global economic conditions, while remaining a bit choppy, have stabilized over the past 18 to 24 months, albeit with little or no overall economic growth, particularly in the United States. Based on the implementation of our organic and acquisition growth strategies, we have generated higher year-over-year net sales levels in four of our six reportable segments.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions (ten in 2013) and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving toward more efficient facilities and lower cost country production. While these growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to the incurrence of duplicate, move, acquisition diligence and integration costs, due to acquisition of businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. While these endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the two acquisitions have been integrated) as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$81,430	22.1%	$74,350	22.0%
Energy	52,780	14.4%	54,920	16.3%
Aerospace & Defense	29,540	8.0%	20,970	6.2%
Engineered Components	55,430	15.1%	46,270	13.7%
Cequent APEA	39,470	10.7%	32,090	9.5%
Cequent Americas	109,090	29.7%	109,180	32.3%
Total	$367,740	100.0%	$337,780	100.0%
Gross Profit
Packaging	$28,140	34.6%	$24,370	32.8%
Energy	12,170	23.1%	14,730	26.8%
Aerospace & Defense	9,370	31.7%	6,980	33.3%
Engineered Components	11,400	20.6%	8,920	19.3%
Cequent APEA	7,990	20.2%	6,990	21.8%
Cequent Americas	27,510	25.2%	21,410	19.6%
Total	$96,580	26.3%	$83,400	24.7%
Selling, General and Administrative Expenses
Packaging	$9,780	12.0%	$9,740	13.1%
Energy	9,570	18.1%	8,860	16.1%
Aerospace & Defense	4,190	14.2%	3,230	15.4%
Engineered Components	3,520	6.4%	3,220	7.0%
Cequent APEA	5,490	13.9%	3,810	11.9%
Cequent Americas	21,800	20.0%	20,710	19.0%
Corporate expenses	9,640	N/A	10,090	N/A
Total	$63,990	17.4%	$59,660	17.7%
Operating Profit (Loss)
Packaging	$18,360	22.5%	$14,630	19.7%
Energy	2,600	4.9%	5,870	10.7%
Aerospace & Defense	5,180	17.5%	3,750	17.9%
Engineered Components	7,880	14.2%	5,700	12.3%
Cequent APEA	2,500	6.3%	3,180	9.9%
Cequent Americas	5,710	5.2%	700	0.6%
Corporate expenses	(9,640)	N/A	(10,090)	N/A
Total	$32,590	8.9%	$23,740	7.0%
Depreciation and Amortization
Packaging	$4,990	6.1%	$4,640	6.2%
Energy	1,160	2.2%	1,180	2.1%
Aerospace & Defense	1,410	4.8%	840	4.0%
Engineered Components	1,100	2.0%	1,010	2.2%
Cequent APEA	1,840	4.7%	1,120	3.5%
Cequent Americas	2,940	2.7%	3,300	3.0%
Corporate expenses	70	N/A	40	N/A
Total	$13,510	3.7%	$12,130	3.6%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2014, compared with the three months ended March 31, 2013, were:

•	the impact of our various acquisitions during 2013 (see below for the impact by reportable segment);

•
footprint consolidation and relocation projects within our Cequent Americas reportable segment, under which we incurred approximately $1.0 million of costs during the first quarter of 2014, as compared to $5.8 million of such costs during the first quarter of 2013; and

•	entry into our new credit agreement ("Credit Agreement") in the fourth quarter of 2013, which allowed us to reduce interest costs.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013
Overall, net sales increased approximately $29.9 million, or approximately 8.9%, to $367.7 million for the three months ended March 31, 2014, as compared with $337.8 million in the three months ended March 31, 2013. During the first quarter of 2014, net sales increased in all of our reportable segments except for Energy and Cequent Americas. Of the sales increase, approximately $28.1 million was due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins, and the impact of continued economic strength in certain of our end markets primarily in our Packaging, Aerospace & Defense, and Engineered Components reportable segments. These increases were partially offset by a decrease of approximately $4.2 million in our Energy reportable segment due primarily to a delay in turnaround activity, a decrease of approximately $4.1 million related to the sale in 2013 of our Italian rings and levers business in our Packaging reportable segment and by approximately $3.6 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 26.3% and 24.7% for the three months ended March 31, 2014 and 2013, respectively. The gross profit margin in our Cequent Americas reportable segment increased as compared to the first quarter of 2013, due to approximately $4.8 million of incremental charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during the three months ended March 31, 2013. Gross profit margins also increased due to a more favorable product sales mix, continued productivity, cost reduction, and automation primarily in our Packaging, Engineered Components, and Cequent Americas reportable segments. The increases in gross profit margin were partially offset by a less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership.
Operating profit margin (operating profit as a percentage of sales) approximated 8.9% and 7.0% for the three months ended March 31, 2014 and 2013, respectively. Operating profit increased approximately $8.9 million, or 37.3%, to $32.6 million for the three months ended March 31, 2014, from $23.7 million for the three months ended March 31, 2013, primarily due to a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment. Operating profit margin also increased due to a more favorable product sales mix, continued productivity, cost reduction, and automation primarily in our Packaging, Engineered Components, and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Packaging and Engineered Components reportable segments. Partially offsetting the increase in operating profit margin was a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses.
Interest expense decreased approximately $1.7 million, to $3.5 million, for the three months ended March 31, 2014, as compared to $5.2 million for the three months ended March 31, 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement during the fourth quarter of 2013. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, decreased to approximately 1.8% for the three months ended March 31, 2014, from 2.8% for the three months ended March 31, 2013. Interest expense further declined due to a decrease in our weighted-average variable rate borrowings to approximately $406.0 million in the three months ended March 31, 2014, from approximately $528.8 million in the three months ended March 31, 2013.
Other expense, net decreased approximately $1.2 million, to $1.0 million for the three months ended March 31, 2014, compared to $2.2 million for the three months ended March 31, 2013. The decrease was primarily related to costs attributed to a reduction of an indemnification asset related to uncertain tax liabilities during the three months ended March 31, 2013 that did not recur during the three months ended March 31, 2014 . Additionally, we incurred approximately $0.3 million of lower losses on transactions denominated in foreign currencies.

The effective income tax rates for the three months ended March 31, 2014 and 2013 were 31.0% and 13.9%, respectively. In 2013, the lower tax rate was primarily driven by discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the release of certain unrecognized tax liabilities. The expiration of this tax statute and the absence of any releases of unrecognized tax benefits resulted in an increase in income tax rates during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.
Net income increased by approximately $5.4 million, to $19.4 million for the three months ended March 31, 2014, compared to $14.0 million for the three months ended March 31, 2013. The increase was primarily the result of a $8.9 million increase in operating profit, plus a $1.7 million reduction in interest expense, plus a $1.2 million reduction in other expenses, offset by a $6.5 million increase in income tax expense.
Net income attributable to noncontrolling interest was $0.8 million for the three months ended March 31, 2014, compared to $0.9 million for the three months ended March 31, 2013. The income relates to our 70% acquisition of Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation. On March 11, 2014, we acquired the remaining 30% interest in Arminak. See Note 5, "Arminak & Associates," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $7.1 million, or 9.5%, to $81.4 million in the three months ended March 31, 2014, as compared to $74.4 million in the three months ended March 31, 2013. Sales of our specialty systems products increased by approximately $8.1 million, primarily due to growth in our existing customer base and new customer wins in our North American and European dispensing customers. Sales of our industrial closures decreased by approximately $1.7 million, as improved demand in Europe for our continuing industrial closure business was more than offset by the loss of $4.1 million in sales from our Italian business which was sold in the third quarter of 2013. In addition, sales increased by approximately $0.7 million due to a net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $3.8 million to $28.1 million, or 34.6% of sales, in the three months ended March 31, 2014, as compared to $24.4 million, or 32.8% of sales, in the three months ended March 31, 2013, primarily due to higher sales levels combined with the continued productivity and automation initiatives. Gross profit margin increased as a percent of sales as result of a more favorable product sales mix, as our higher-margin European industrial products comprised a higher percentage of total sales, and as this segment continues to invest in productivity and automation projects to increase the margin levels of its two acquired companies to a level closer to the historical business margin.
Packaging's selling, general and administrative expenses remained flat at approximately $9.8 million, or 12.0% of sales, in the three months ended March 31, 2014, as compared to $9.7 million, or 13.1% of sales, in the three months ended March 31, 2013, with margin improvement resulting from increased operating leverage gained on the higher sales levels as spending levels remained consistent with the prior year.
Packaging's operating profit increased approximately $3.7 million to $18.4 million, or 22.5% of sales, in the three months ended March 31, 2014, as compared to $14.6 million, or 19.7% of sales, in the three months ended March 31, 2013. Operating profit increased primarily due to the higher sales levels as a result of our sales growth in specialty systems and industrial closure products, after considering the sale of the Italian business in 2013, and as a result of our ongoing productivity and automation savings. Operating profit margin improved primarily due to a more favorable product sales mix, the additional operating leverage gained on the higher sales levels and the continued margin expansion of our recent acquisitions.
Energy.    Net sales for the three months ended March 31, 2014 decreased approximately $2.1 million, or 3.9%, to $52.8 million, as compared to $54.9 million in the three months ended March 31, 2013. Sales increased approximately $4.7 million due to recent acquisitions, including Wulfrun Specialised Fastners Limited ("Wulfrun") in March 2013 and substantially all the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee") in April 2013. This sales increase was more than offset by an approximate $2.6 million decrease related to continued reductions in North American customer shutdown activity at refineries and petrochemical plants compared to the prior year, as well as $2.3 million decrease in our engineering and construction channel and a $1.6 million decrease as a result of slowdowns in OEM customer activity.
Gross profit within Energy decreased approximately $2.6 million to $12.2 million, or 23.1% of sales, in the three months ended March 31, 2014, as compared to $14.7 million, or 26.8% of sales, in the three months ended March 31, 2013. Both gross profit and gross margin decreased primarily due to weaker shutdown activity, which also contributed to a less favorable product mix shift from highly engineered gaskets and bolts towards standard gaskets and bolts, which return lower margins. In addition, a higher percentage of sales was generated from our new branches and acquisitions, which have lower margins than the rest of this business.

Selling, general and administrative expenses within Energy increased approximately $0.7 million to $9.6 million, or 18.1% of sales, in the three months ended March 31, 2014, as compared to $8.9 million, or 16.1% of sales, in the three months ended March 31, 2013. This increase was primarily due to approximately $1.1 million for the normal operating selling, general and administrative costs of our acquisitions, which were partially offset by lower third party finance and legal diligence fees for the acquired companies in 2013.
Overall, operating profit within Energy decreased approximately $3.3 million to $2.6 million, or 4.9% of sales, in the three months ended March 31, 2014, as compared to $5.9 million, or 10.7% of sales, in the three months ended March 31, 2013, as lower sales volume and decreased sales of highly engineered gaskets and bolts and higher selling, general and administrative expenses more than offset the additional earnings generated by our recent acquisitions.
Aerospace & Defense.    Net sales for the three months ended March 31, 2014 increased approximately $8.5 million, or 40.9%, to $29.5 million, as compared to $21.0 million in the three months ended March 31, 2013. Sales in our aerospace business increased approximately $8.2 million, of which approximately $6.1 million related to the acquisitions of Mac Fasteners, Inc. ("Mac") in the fourth quarter of 2013 and Martinic Engineering, Inc. ("Martinic") in the first quarter of 2013. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms and our new collar product line. Sales at our defense business also increased by $0.3 million.
Gross profit within Aerospace & Defense increased approximately $2.4 million to $9.4 million, or 31.7% of sales, in the three months ended March 31, 2014, from $7.0 million, or 33.3% of sales, in the three months ended March 31, 2013, primarily due to higher sales levels. While gross profit dollars increased, gross profit margin decreased primarily due to a less favorable product sales mix within our legacy business and due to our recent acquisitions having lower gross margins than the legacy aerospace business.
Selling, general and administrative expenses increased approximately $1.0 million to $4.2 million, or 14.2% of sales, in the three months ended March 31, 2014, as compared to $3.2 million, or 15.4% of sales, in the three months ended March 31, 2013, primarily due to higher ongoing selling, general and administrative costs of approximately $0.7 million associated with our Mac acquisition and increased spending at Martinic and Monogram in support of our growth initiatives. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace & Defense increased approximately $1.4 million to $5.2 million, or 17.5% of sales, in the three months ended March 31, 2014, as compared to $3.8 million, or 17.9% of sales, in the three months ended March 31, 2013. While operating profit increased due to higher sales levels, operating profit margin declined primarily due to a less favorable sales mix within our product lines and as a result of lower profit margins associated with our recent acquisitions.
Engineered Components.    Net sales for the three months ended March 31, 2014 increased approximately $9.2 million, or 19.8%, to $55.4 million, as compared to $46.3 million in the three months ended March 31, 2013. Sales in our engine business increased approximately $5.6 million, primarily due to a large order for compressor packages by a significant customer.  Sales in our industrial cylinder business increased by approximately $3.5 million.  While we generated approximately $4.3 million in sales via the assets acquired from Worthington Cylinder Corp. in November 2013, this increase was partially offset by decreases in sales of our domestic large high pressure cylinders.
Gross profit within Engineered Components increased approximately $2.5 million to $11.4 million, or 20.6% of sales, in the three months ended March 31, 2014, from $8.9 million, or 19.3% of sales, in the three months ended March 31, 2013, primarily as a result of the increased sales levels. Gross margin in both our slow speed and compressor engines and gas compression products and meter run equipment businesses increased as a percent of sales due to continued productivity initiatives and other cost reductions, which was partially offset by a decline in gross margin in our industrial cylinder business as a result of a less favorable product sales mix and acquisition integration expenses.
Selling, general and administrative expenses increased approximately $0.3 million to $3.5 million, or 6.4% of sales, in the three months ended March 31, 2014, as compared to $3.2 million, or 7.0% of sales, in the three months ended March 31, 2013, as these businesses gained the operating leverage on the incremental sales without need for significant increases in spending levels.
Operating profit within Engineered Components increased approximately $2.2 million to $7.9 million, or 14.2% of sales, in the three months ended March 31, 2014, as compared to operating profit of $5.7 million, or 12.3% of sales, in the three months ended March 31, 2013, primarily due to the increased sales levels, with margin improvement resulting from continued productivity and cost reduction initiatives as well as the operating leverage from relatively flat selling, general and administrative expense spending.
Cequent APEA.    Net sales increased approximately $7.4 million, or 23.0%, to $39.5 million in the three months ended March 31, 2014, as compared to $32.1 million in the three months ended March 31, 2013. The acquisitions of C.P. Witter Limited, in April 2013, and the towing technology and associated assets of AL-KO GmbH, in July 2013, contributed approximately $10.9 million of incremental sales. The increase was partially offset by the negative impact of currency exchange of approximately $3.4 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $1.0 million to $8.0 million, or 20.2% of sales, in the three months ended March 31, 2014, from approximately $7.0 million, or 21.8% of sales, in the three months ended March 31, 2013, primarily due to higher sales levels. While gross profit dollars increased, gross profit margin decreased due to a less favorable product sales mix, as the newly acquired European businesses yield lower margins than the legacy business.
Selling, general and administrative expenses increased approximately $1.7 million to $5.5 million, or 13.9% of sales, in the three months ended March 31, 2014, as compared to $3.8 million, or 11.9% of sales, in the three months ended March 31, 2013, primarily in support of our growth initiatives, including approximately $2.1 million of ongoing selling, general and administrative costs related to the acquired European businesses, including costs to integrate into the legacy business.
Cequent APEA's operating profit decreased approximately $0.7 million to approximately $2.5 million, or 6.3% of sales, in the three months ended March 31, 2014, as compared to $3.2 million, or 9.9% of net sales, in the three months ended March 31, 2013, primarily due to the impact of the acquisitions, as the profit generated on the incremental sales from those two acquisitions, which is at a lower margin than the legacy business, was more than offset by the incremental ongoing selling, general and administrative expenses and integration costs.
Cequent Americas.    Net sales decreased approximately $0.1 million, or 0.1%, to $109.1 million in the three months ended March 31, 2014, as compared to $109.2 million in the three months ended March 31, 2013. Sales within our retail channel increased approximately $1.2 million, primarily due to higher sales of our broom and brush product line and increased demand from existing customers for ramp and cargo management products. These increases were offset by a decrease of approximately $1.2 million in the aftermarket channel. While this channel includes increased net sales of approximately $2.1 million associated with our November 2013 acquisition of DHF Soluções Automotivas Ltda, sales in the aftermarket channel overall declined year-over-year due to higher than normal sales levels in the first quarter of 2013 as customers built safety stock in anticipation of the move of production to our lower cost country facilities. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit increased approximately $6.1 million to $27.5 million, or 25.2% of sales, in the three months ended March 31, 2014, from approximately $21.4 million, or 19.6% of sales, in the three months ended March 31, 2013, primarily due to a decrease of approximately $4.8 million related to costs incurred during the three months ended March 31, 2013 associated with the closure of our Goshen, Indiana manufacturing facility and the relocation of the production therefrom to our lower cost country facilities. Additionally, gross profit margin increased due to continued productivity projects, including labor savings on the production now moved from Goshen to our lower cost country facilities, vendor cost reductions and higher margins from our broom and brush product line as compared to the three months ended March 31, 2013.
Selling, general and administrative expenses increased approximately $1.1 million to $21.8 million, or 20.0% of sales, in the three months ended March 31, 2014, as compared to $20.7 million, or 19.0% of sales, in the three months ended March 31, 2013, primarily as a result of changing our distribution footprint in connection with the Goshen closure and move completion, higher ongoing selling, general and administrative costs associated with our recent acquisition and higher legal expenses primarily related to defense costs associated with an intellectual property case.
Cequent Americas' operating profit increased approximately $5.0 million to $5.7 million, or 5.2% of sales, in the three months ended March 31, 2014, as compared to $0.7 million, or 0.6% of net sales, in the three months ended March 31, 2013, as we incurred reduced costs associated with our footprint and lower cost country project and experienced increased gross margins primarily due to productivity projects, including labor savings in our lower cost country facilities and vendor cost reductions. The increase was partially offset by an increase in selling, general and administrative expenses.

Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended March 31,
	2014	2013
	(in millions)
Corporate operating expenses	$3.6	$3.8
Employee costs and related benefits	6.0	6.3
Corporate expenses	$9.6	$10.1
Corporate expenses decreased approximately $0.5 million to $9.6 million for the three months ended March 31, 2014, from $10.1 million for the three months ended March 31, 2013. The decrease between years is primarily attributed to a decrease in costs associated with our long-term incentive programs.

Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities were approximately $24.7 million and $37.9 million for the three months ended March 31, 2014 and 2013, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the three months ended March 31, 2014, the Company generated $32.3 million of cash, based on the reported net income of $19.4 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock-based compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the three months ended March 31, 2013, the Company generated $26.3 million in cash flows based on the reported net income of $14.0 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $45.0 million and $38.3 million for the three months ended March 31, 2014 and 2013, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. In the three months ended March 31, 2014, accounts receivable increased by a higher percentage than sales, as evidenced by our days sales outstanding of receivables increasing to 55 days in the three months ended March 31, 2014 compared to 51 days for the three months ended March 31, 2013.

•
For the three months ended March 31, 2014, we reduced our investment in inventory, which resulted in a cash source of $1.8 million. Our gross inventory levels have remained relatively flat as compared to year end, as we have not needed to make significant investments in additional inventory during the three months ended March 31, 2014, despite the increase in sales. For the three months ended March 31, 2013, we used approximately $3.7 million of cash for investments in our inventories to support our increased sales levels and to continue to capture additional market share.

•
For the three months ended March 31, 2014 and 2013, accounts payable and accrued liabilities resulted in a net use of cash of approximately $13.9 million and $18.7 million, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Days of accounts payable on hand increased slightly period-over-period.

Net cash used for investing activities for the three months ended March 31, 2014 and 2013 was approximately $8.8 million and $41.7 million, respectively. No acquisitions were made during the three months ended March 31, 2014. During the first three months of 2014, we incurred approximately $9.0 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $0.2 million for the first three months of 2014. During the first three months of 2013, we paid approximately $28.2 million for business acquisitions, including the acquisition of Martinic in our Aerospace & Defense reportable segment and Wulfrun in our Energy reportable segment. Additionally, we invested approximately $14.0 million in capital expenditures and received cash from the disposition of assets of approximately $0.5 million during the three months ended March 31, 2014.
Net cash provided by financing activities was approximately $38.3 million and $80.3 million for the three months ended March 31, 2014 and 2013, respectively. During the first three months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. In addition, during the three months ended March 31, 2014 we had net additional borrowings of approximately $91.2 million on our receivables and revolving credit facilities and approximately $0.4 million on our term loan facilities. We also used a net cash amount of approximately $1.8 million related to our stock compensation arrangements. During the three months ended March 31, 2013 we had net additional borrowings of approximately $78.0 million on our receivables and revolving credit facilities and approximately $5.3 million on our term loan facilities. We also used a net cash amount of approximately $2.5 million related to our stock compensation arrangements.
Our Debt and Other Commitments
We are party to a credit agreement consisting of a $575.0 million senior secured revolving credit facility, which matures in October 2018 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.50% and a $175.0 million senior secured term loan A facility, which matures in October 2018 and is subject to interest at LIBOR plus 1.50% (collectively, the "Credit Agreement"). The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date. Per the Credit Agreement, the senior secured revolving credit facility permits borrowings denominated in specific foreign currency ("Foreign Currency Loans"), subject to a $75.0 million sub limit.

At March 31, 2014, $172.8 million was outstanding on the term loan A facility and $155.7 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
The Credit Agreement also provides for incremental term loan facility and/or revolving credit commitments, not to exceed the greater of $300.0 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined, is no greater than 2.50 to 1.00, as defined. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility. Under the Credit Agreement, beginning with the fiscal year ended December 31, 2014 (payable in 2015), we may be required to prepay a portion of our term loan A facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2014. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 1.99 to 1.00 at March 31, 2014. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2014. Our actual interest expense coverage ratio was 13.90 to 1.00 at March 31, 2014. At March 31, 2014, we were in compliance with our financial and other covenants.

The following is a reconciliation of net income attributable to TriMas Corporation, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2014. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2013	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
	(dollars in thousands)
Net income attributable to TriMas Corporation	$80,070	$14,040	$19,380	$85,410
Bank stipulated adjustments:
Interest expense, net (as defined)	18,330	5,210	3,470	16,590
Income tax expense	18,390	2,260	8,720	24,850
Depreciation and amortization	50,580	12,130	13,510	51,960
Non-cash compensation expense(1)	9,200	2,680	2,280	8,800
Other non-cash expenses or losses	4,180	560	930	4,550
Non-recurring expenses or costs in connection with acquisition integration(2)	15,000	5,480	5,480	15,000
Acquisition integration costs	410	130	540	820
Debt extinguishment costs(3)	2,460	—	—	2,460
Permitted dispositions(4)	(1,550)	(490)	—	(1,060)
Permitted acquisitions(5)	6,230	2,620	—	3,610
Consolidated Bank EBITDA, as defined	$203,300	$44,620	$54,310	$212,990

	March 31, 2014
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$424,860
Consolidated Bank EBITDA, as defined	212,990
Actual leverage ratio	1.99	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2013	Three Months Ended March 31, 2013	Three Months Ended March 31, 2014	Twelve Months Ended March 31, 2014
	(dollars in thousands)
Interest expense, net (as reported)	$18,330	$5,210	$3,470	$16,590
Bank stipulated adjustments:
Interest income	(420)	(70)	(90)	(440)
Non-cash amounts attributable to amortization of financing costs	(1,780)	(440)	(480)	(1,820)
Pro forma adjustment for acquisitions and dispositions	1,650	660	—	990
Total Consolidated Cash Interest Expense, as defined	$17,780	$5,360	$2,900	$15,320

	March 31, 2014
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$212,990
Total Consolidated Cash Interest Expense, as defined	15,320
Actual interest expense coverage ratio	13.90	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $40.0 million in the aggregate.

(3)	Costs incurred with refinancing our credit facilities.

(4)	EBITDA from permitted dispositions, as defined.

(5)	EBITDA from permitted acquisitions, as defined.

(6)	Includes $26.7 million of acquisition deferred purchase price.
In addition to our Credit Agreement, our Australian subsidiary is party to a debt agreement which matures on April 30, 2014 and is secured by substantially all the assets of the subsidiary. At March 31, 2014, the balance outstanding under this agreement was approximately $4.4 million at an interest rate of 4.6%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at March 31, 2014.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We had $63.7 million and $57.0 million outstanding under the facility as of March 31, 2014 and December 31, 2013 and $16.6 million and $20.2 million, respectively, available but not utilized.
At March 31, 2014, we had $155.7 million outstanding under our revolving credit facility and had $395.1 million potentially available after giving effect to approximately $24.2 million of letters of credit issued and outstanding. At December 31, 2013, we had $71.1 million outstanding under our revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2014 and December 31, 2013, we had $320.6 million and $360.3 million, respectively, of borrowing capacity available for general corporate purposes.
Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $24.2 million in letters of credit outstanding related thereto, is approximately $395.1 million, while our available liquidity under our accounts receivable facility ranges from $60 million to $80 million, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Our weighted average daily amounts outstanding under the revolving credit and accounts receivable facilities during the first three months of 2014 approximated $207.5 million, compared to the weighted average daily amounts outstanding during the first three months of 2013 of $129.3 million. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down. During the fourth quarter of 2013, we entered into the Credit Agreement that shifted the balance of our debt more towards a revolving facility; therefore, we will continue to have more amounts outstanding on our revolving facilities compared to prior periods. Due to the change in our debt structure and cash on hand at the end of the year, as well as the timing of payments related to the purchase of noncontrolling interest in the first three months of the year, our weighted average daily borrowings were higher in the first three months of 2014 as compared to the first three months of 2013.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $320.6 million at March 31, 2014, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 9, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into interest rate swap agreements to fix the LIBOR-based variable portion of the interest rates on our term loan facilities. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017.
We are subject to variable interest rates on our term loan and revolving credit facility. At March 31, 2014, 1-Month LIBOR and 3-Month LIBOR approximated 0.15% and 0.23%, respectively. Based on our variable rate-based borrowings outstanding at March 31, 2014, and after consideration of the interest rate swap agreement associated with our $175.0 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $2.2 million annually.
Principal payments required under the Credit Agreement for the term loan A facility are $2.2 million due each calendar quarter beginning March 2014 through December 2016 and approximately $3.3 million from March 2017 through September 2018, with final payment of $125.8 million due on October 16, 2018.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $29.4 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2014, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $15.7 million. Effective in the second quarter of 2014, we entered into a series of contracts for a notional amount of approximately $7 million to effectively fix the exchange rate on certain of our forecasted inventory purchases during 2014 and 2015 denominated in Thai baht.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 10, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2013, Moody's assigned a rating of Ba2 to our senior secured credit facilities, as presented in Note 9, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this form 10-Q. Moody's also assigned a Ba2 to our Corporate Family Rating and our outlook as stable. On October 18, 2013, Standard & Poor's assigned a BB- rating to our senior secured credit facilities. Previously, on September 27, 2013, Standard and Poor's assigned a BB- to our Corporate Credit Rating and our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past few years, we have successfully executed our growth strategies via bolt-on acquisitions and geographic expansion in each of our reportable segments. We also have experienced significant market share gains within our businesses and have continued to develop and introduce new products, both of which are aiding in net sales growth despite low levels of economic growth, particularly in the United States. These accomplishments have enabled us to broaden our product portfolio and cross-sell our existing products to new markets while introducing our newly-acquired products into our existing markets. In order to capture these opportunities, we have strategically increased our investments in inventory levels, acquisition capital and capital projects in certain of our businesses compared to historical levels to ensure we had the products available and capacity ready, particularly in our higher-margin platforms, to support the significant sales growth. While this has helped to increase our net sales levels and set the foundation for continued growth, earnings margins in certain of our segments have declined, primarily as a result of significant diligence and purchase accounting costs combined with acquisitions of businesses that, upon acquisition date, have lower margins than our legacy businesses.
While additional acquisitions, branch expansions and spending on growth initiatives may put further short-term pressure on profit margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical TriMas levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. For example, the margin moderation to historical levels is being realized within our Packaging reportable segment following the successful integration of the two acquisitions. We believe we remain well-positioned to achieve further market share gains, generate additional profitability through further integration of our acquisitions (ten of which were completed during 2013) and generate additional operating leverage as a result of our lower fixed cost structure, particularly in our Cequent businesses.
We continue to expect 2014 to be a year of choppy demand in the end markets we serve and with limited economic growth, with the primary challenge being the energy end markets which our Lamons and Arrow Engine businesses serve. In addition, while the move of our largest manufacturing facility in the Cequent Americas reportable segment is complete, 2014 will be a year of continually increasing efficiencies of the facility and assessing the supply chain and related logistics to optimize the costs thereof. Lastly, we expect to devote considerable effort into fully-integrating our ten acquisitions completed during 2013 into our businesses and gaining the expected synergies.
Our priorities remain consistent with our strategic aspirations: enhancing margins via cost savings and productivity initiatives that fund core growth, reduce cycle times and secure our position as best cost producer, growing revenue via new products, global expansion and acquisitions and continuing to optimize our capital structure.
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
During the quarter ended March 31, 2014, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2013.

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
Item 4.    Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Evaluation of disclosure controls and procedures
As of March 31, 2014, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 11, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2013 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(c)	Purchase Agreement, dated March 11, 2014, by and among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian, and Arminak & Associates, LLC.
3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1	Form of Restricted Stock Agreement - 2014 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.
10.2	Form of Restricted Stock Agreement - 2014 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.3	Form of Restricted Stock Agreement - 2014 LTI (Board of Directors) - under the 2011 Omnibus Incentive Compensation Plan.
10.4	Form of Performance Stock Unit Agreement - 2014 LTI - under the 2011 Omnibus Incentive Compensation Plan.
10.5(d)
Amendment No. 3, dated as of April 17, 2014, to the Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, as amended, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons from time to time party thereto as Purchasers, and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.6(d)
Second Amended and Restated Fee Letter, dated as of April 17, 2014, between Wells Fargo Bank, National Association, as Administrative Agent, TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, and the persons from time to time party thereto as Purchasers.

10.7(d)
Amendment No. 4, dated as of April 17, 2014, to the Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, as amended, among TriMas Corporation, the subsidiaries of TriMas Corporation identified as Sellers, and TSPC, Inc., as Purchaser.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 17, 2014 (File No. 001-10716).
(d)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 22, 2014 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	April 29, 2014	By:	A. Mark Zeffiro Executive Vice President & Chief Financial Officer