Form 10-Q
period 2014-06-30
TRIMAS CORP
filed 2014-07-31
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2014, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,259,060 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$38,380	$27,000
Receivables, net of reserves of approximately $4.6 million and $3.6 million as of June 30, 2014 and December 31, 2013, respectively	246,340	180,210
Inventories	260,950	270,690
Deferred income taxes	18,340	18,340
Prepaid expenses and other current assets	18,780	18,770
Total current assets	582,790	515,010
Property and equipment, net	212,130	206,150
Goodwill	312,270	309,660
Other intangibles, net	209,910	219,530
Other assets	47,540	50,430
Total assets	$1,364,640	$1,300,780
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$14,570	$10,290
Accounts payable	175,300	166,090
Accrued liabilities	79,440	85,130
Total current liabilities	269,310	261,510
Long-term debt	353,910	295,450
Deferred income taxes	54,180	64,940
Other long-term liabilities	100,980	99,990
Total liabilities	778,380	721,890
Redeemable noncontrolling interests	—	29,480
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,259,060 shares at June 30, 2014 and 45,003,214 shares at December 31, 2013	450	450
Paid-in capital	803,540	816,450
Accumulated deficit	(250,550)	(295,320)
Accumulated other comprehensive income	32,820	27,830
Total shareholders' equity	586,260	549,410
Total liabilities and shareholders' equity	$1,364,640	$1,300,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$403,980	$378,030	$771,720	$715,810
Cost of sales	(294,220)	(274,720)	(565,380)	(529,100)
Gross profit	109,760	103,310	206,340	186,710
Selling, general and administrative expenses	(65,720)	(61,670)	(129,710)	(121,330)
Operating profit	44,040	41,640	76,630	65,380
Other expense, net:
Interest expense	(3,440)	(5,540)	(6,910)	(10,750)
Other income (expense), net	(1,910)	300	(2,930)	(1,930)
Other expense, net	(5,350)	(5,240)	(9,840)	(12,680)
Income from continuing operations before income tax expense	38,690	36,400	66,790	52,700
Income tax expense	(12,490)	(9,300)	(21,210)	(11,560)
Income from continuing operations	26,200	27,100	45,580	41,140
Income from discontinued operations, net of income tax expense	—	700	—	700
Net income	26,200	27,800	45,580	41,840
Less: Net income attributable to noncontrolling interests	—	910	810	1,770
Net income attributable to TriMas Corporation	$26,200	$26,890	$44,770	$40,070
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.58	$0.66	$1.00	$1.00
Discontinued operations	—	0.02	—	0.02
Net income per share	$0.58	$0.68	$1.00	$1.02
Weighted average common shares—basic	44,901,090	39,425,471	44,834,842	39,330,125
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.58	$0.65	$0.99	$0.99
Discontinued operations	—	0.02	—	0.02
Net income per share	$0.58	$0.67	$0.99	$1.01
Weighted average common shares—diluted	45,230,862	39,886,593	45,208,488	39,790,349

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$26,200	$27,800	$45,580	$41,840
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million for the three months ended June 30, 2014 and 2013, and $0.2 million for the six months ended June 30, 2014 and 2013, respectively) (Note 16)	170	190	350	390
Foreign currency translation	2,980	(8,470)	4,860	(10,610)
Net changes in unrealized gain (loss) on derivative instruments (net of tax of $0.3 million and $2.5 million, and $0.2 million and $2.9 million for the three and six months ended June 30, 2014 and 2013, respectively) (Note 11)	(530)	4,070	(220)	4,750
Total other comprehensive income (loss)	2,620	(4,210)	4,990	(5,470)
Total comprehensive income	28,820	23,590	50,570	36,370
Less: Net income attributable to noncontrolling interests	—	910	810	1,770
Total comprehensive income attributable to TriMas Corporation	$28,820	$22,680	$49,760	$34,600

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$45,580	$41,840
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Loss on dispositions of property and equipment	240	10
Depreciation	16,320	14,560
Amortization of intangible assets	10,990	10,230
Amortization of debt issue costs	960	870
Deferred income taxes	(2,420)	(3,470)
Non-cash compensation expense	4,360	4,750
Excess tax benefits from stock based compensation	(1,030)	(1,180)
Increase in receivables	(63,500)	(54,460)
Decrease in inventories	11,520	1,320
(Increase) decrease in prepaid expenses and other assets	1,250	(2,240)
Increase (decrease) in accounts payable and accrued liabilities	(1,880)	2,320
Other, net	600	(1,010)
Net cash provided by operating activities, net of acquisition impact	22,990	13,540
Cash Flows from Investing Activities:
Capital expenditures	(20,490)	(25,920)
Acquisition of businesses, net of cash acquired	—	(46,610)
Net proceeds from disposition of assets	240	700
Net cash used for investing activities	(20,250)	(71,830)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	89,730	106,420
Repayments of borrowings on term loan facilities	(91,030)	(104,830)
Proceeds from borrowings on revolving credit and accounts receivable facilities	552,110	475,890
Repayments of borrowings on revolving credit and accounts receivable facilities	(489,310)	(418,900)
Distributions to noncontrolling interests	(580)	(1,350)
Payment for noncontrolling interests	(51,000)	—
Proceeds from contingent consideration related to disposition of businesses	—	1,030
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,740)	(3,760)
Proceeds from exercise of stock options	430	860
Excess tax benefits from stock based compensation	1,030	1,180
Net cash provided by financing activities	8,640	56,540
Cash and Cash Equivalents:
Increase (decrease) for the period	11,380	(1,750)
At beginning of period	27,000	20,580
At end of period	$38,380	$18,830
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,550	$8,280
Cash paid for taxes	$10,740	$13,830

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Six Months Ended June 30, 2014
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2013	$450	$816,450	$(295,320)	$27,830	$549,410
Net income attributable to TriMas Corporation	—	—	44,770	—	44,770
Other comprehensive income	—	—	—	4,990	4,990
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,740)	—	—	(2,740)
Stock option exercises and restricted stock vestings	—	430	—	—	430
Excess tax benefits from stock based compensation	—	1,030	—	—	1,030
Non-cash compensation expense	—	4,360	—	—	4,360
Acquisition of remaining 30% interest in Arminak & Associates, LLC (net of tax of $8.4 million) (Note 6)	—	(15,990)	—	—	(15,990)
Balances, June 30, 2014	$450	$803,540	$(250,550)	$32,820	$586,260

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
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-9, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-9"). ASU 2014-9 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-8, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-8"). ASU 2014-8 changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-8 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods, and interim periods within those years, beginning on or after December 15, 2014, with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company expects to adopt ASU 2014-08 upon its required effective date.
3. Facility Closures
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million, of which approximately $3.8 million was recorded in the three months ended March 31, 2013 and is included in cost of sales in the accompanying consolidated statement of income. Additionally, during 2012, the Company recorded charges, primarily for severance benefits for salaried employees to be involuntarily terminated as part of the closure of approximately $1.2 million. Through June 30, 2014, the Company had paid the approximately $5.2 million of the total hourly and salaried severance benefit charges recorded.
In addition, during the three and six months ended June 30, 2013, the Company incurred approximately $0.4 million and $0.7 million, respectively, of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer utilizes following the facility closure.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

São Paulo, Brazil facility
In June 2014, the Company announced the restructuring of its Brazilian business within the Energy reportable segment, including plans to close its manufacturing facility in São Paulo, Brazil during the third quarter of 2014. In connection with this action, the Company recorded charges of approximately $0.5 million, primarily related to severance benefits, for its approximately 60 employees to be involuntarily terminated as a result of this closure. This charge is included in cost of sales in the accompanying consolidated statement of income for the three months ended June 30, 2014.
The Company's manufacturing facility in São Paulo is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease-use date of the facility.
4. Discontinued Operations
During the fourth quarter of 2011, the Company sold its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The purchase agreement included up to $2.5 million of contingent consideration based on achievement of certain levels of financial performance in 2012 and 2013. During the second quarter of 2013, the Company was paid approximately $1.0 million of a possible $1.3 million as payout for the 2012 financial performance criteria. This amount is included in the income from discontinued operations in the accompanying consolidated statement of income. No payout was received in 2014, as the 2013 financial performance criteria were not met.
5. Acquisitions
No acquisitions were made during the six months ended June 30, 2014.
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

•
C.P. Witter Limited ("Witter"), within the Company's Cequent APEA reportable segment, is a manufacturer of highly-engineered towbars and accessories which are distributed through a wide network of commercial dealers located in the United Kingdom, and generated approximately $20 million in revenue for the twelve months ended March 31, 2013.

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
On March 11, 2014, in lieu of the put and call options in the original purchase agreement, the Company entered into a new agreement to purchase the entire 30% noncontrolling interest in Arminak for a cash purchase price of $51.0 million. The purchase agreement also includes additional contingent consideration of up to $7.0 million, with the amount to be earned based on the achievement of certain levels of 2015 financial performance. In order to estimate the fair value of the contingent consideration, the Company utilized the Monte Carlo valuation method, using variations of expected future payouts given certain significant assumptions including expected revenue and earnings growth, volatility and risk. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. As of June 30, 2014, the estimated liability for the payout of contingent consideration is $3.1 million. The final contingent consideration is expected to be paid, if earned, in the second quarter of 2016.
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
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2014 are summarized as follows:

	Packaging	Energy	Aerospace & Defense	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2013	$158,060	$75,920	$61,080	$7,420	$—	$7,180	$309,660
Foreign currency translation and other	540	1,340	—	—	—	730	2,610
Balance, June 30, 2014	$158,600	$77,260	$61,080	$7,420	$—	$7,910	$312,270

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of June 30, 2014 and December 31, 2013 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of June 30, 2014		As of December 31, 2013
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$105,810	$(40,730)	$105,090	$(36,260)
Customer relationships, 15 – 25 years	154,610	(98,310)	154,610	(94,200)
Total customer relationships	260,420	(139,040)	259,700	(130,460)
Technology and other, 1 – 15 years	39,060	(30,430)	38,980	(28,940)
Technology and other, 17 – 30 years	44,070	(26,430)	43,990	(25,310)
Total technology and other	83,130	(56,860)	82,970	(54,250)
Indefinite-lived intangible assets:
Trademark/Trade names	62,260	—	61,570	—
Total other intangible assets	$405,810	$(195,900)	$404,240	$(184,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Technology and other, included in cost of sales	$1,210	$1,210	$2,420	$2,410
Customer relationships, included in selling, general and administrative expenses	4,300	3,940	8,570	7,820
Total amortization expense	$5,510	$5,150	$10,990	$10,230
8. Inventories
Inventories consist of the following components:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Finished goods	$156,910	$173,140
Work in process	32,390	31,880
Raw materials	71,650	65,670
Total inventories	$260,950	$270,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

9. Property and Equipment, Net
Property and equipment consists of the following components:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Land and land improvements	$5,520	$5,520
Buildings	63,500	61,960
Machinery and equipment	370,730	351,960
	439,750	419,440
Less: Accumulated depreciation	227,620	213,290
Property and equipment, net	$212,130	$206,150
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,990	$6,410	$13,730	$12,470
Depreciation expense, included in selling, general and administrative expense	1,300	1,100	2,590	2,090
Total depreciation expense	$8,290	$7,510	$16,320	$14,560
10. Long-term Debt
The Company's long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Credit Agreement	$272,970	$246,130
Receivables facility and other	95,510	59,610
	368,480	305,740
Less: Current maturities, long-term debt	14,570	10,290
Long-term debt	$353,910	$295,450
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
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At both June 30, 2014 and December 31, 2013, the Company had letters of credit of approximately $24.1 million issued and outstanding.
At June 30, 2014, the Company had $102.3 million outstanding under its revolving credit facility and had $448.6 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. At December 31, 2013, the Company had $71.1 million outstanding under its revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $356.4 million and $360.3 million at June 30, 2014 and December 31, 2013, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At June 30, 2014, the Company was in compliance with its financial and other covenants contained in the Credit Agreement.
As of June 30, 2014 and December 31, 2013, the Company's Credit Agreement traded at approximately 99.6% and 99.8% of par value, respectively. The valuations of the Credit Agreement was determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. In April 2014, the Company amended this $105.0 million facility, reducing the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.15%. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018.
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.15% and 1.20% as of June 30, 2014 and 2013, respectively, and a fee on the unused portion of the facility of 0.35% and 0.40% as of June 30, 2014 and 2013, respectively.
The Company had $88.9 million and $57.0 million outstanding under the facility as of June 30, 2014 and December 31, 2013, respectively, and $7.6 million and $20.2 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.3 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.6 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 16, 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of June 30, 2014, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.6%.
Other Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on July 31, 2014 and is secured by substantially all the assets of the subsidiary. At June 30, 2014 and December 31, 2013, the balance outstanding under this agreement was approximately $5.2 million and $0.7 million, respectively, at an average interest rate of 4.6% at each of the periods then ended.
In May 2014, the Company's Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. dollar prime rate plus 0.75%. No amounts were outstanding on this facility as of June 30, 2014.
11. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of June 30, 2014, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $18.6 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and the Thai baht and the Australian dollar and mature at specified monthly settlement dates through March 2015. At inception, the Company designated the foreign currency forward contracts as cash flow hedges.
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
Financial Statement Presentation
As of June 30, 2014 and December 31, 2013, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2014	December 31, 2013
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$1,370	$2,080
Interest rate swap	Accrued liabilities	(450)	(360)
Foreign currency forward contracts	Other assets	400	—
Foreign currency forward contracts	Accrued liabilities	(100)	—
Total derivatives designated as hedging instruments		$1,220	$1,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and six months ended June 30, 2014 and 2013:

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended June 30,		Six months ended June 30,
	As of June 30, 2014	As of December 31, 2013	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2014	2013	2014	2013
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	$570	$1,060	Interest expense	$(250)	$(310)	$(490)	$(320)
Foreign currency forward contracts	$270	$—	Cost of sales	$170	$—	$210	$—
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pre-tax deferred gains from AOCI to interest expense as the related interest payments for the designated interest rate swap are funded and approximately $0.3 million of pre-tax deferred gains from AOCI to cost of sales as the intercompany inventory purchases are settled.

		Amount of Loss Recognized in Earnings on Derivatives
	Location of Loss Recognized in Earnings on Derivatives	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swap	Interest expense	$—	$(140)	$—	$(270)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swap and foreign currency forward contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
June 30, 2014
Interest rate swap	Recurring	$920	$—	$920	$—
Foreign currency forward contracts	Recurring	$300	$—	$300	$—
December 31, 2013
Interest rate swap	Recurring	$1,720	$—	$1,720	$—
12. Commitments and Contingencies
Asbestos
As of June 30, 2014, the Company was a party to 1,087 pending cases involving an aggregate of 7,985 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2013	7,880	360	226	39	$8,294	$2,620,000
Six Months Ended June 30, 2014	7,975	91	66	15	$5,217	$1,319,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,985 claims pending at June 30, 2014, 104 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	76	15	13	28	56	20	95	8	1
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
Segment activity is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales
Packaging	$86,250	$78,640	$167,680	$152,990
Energy	52,320	58,820	105,100	113,740
Aerospace & Defense	32,800	23,740	62,340	44,710
Engineered Components	54,320	50,020	109,750	96,290
Cequent APEA	43,800	38,290	83,270	70,380
Cequent Americas	134,490	128,520	243,580	237,700
Total	$403,980	$378,030	$771,720	$715,810
Operating Profit (Loss)
Packaging	$20,540	$19,600	$38,900	$34,230
Energy	(630)	5,210	1,970	11,080
Aerospace & Defense	5,290	5,520	10,470	9,270
Engineered Components	8,950	5,890	16,830	11,590
Cequent APEA	2,220	2,550	4,720	5,730
Cequent Americas	16,940	12,890	22,650	13,590
Corporate expenses	(9,270)	(10,020)	(18,910)	(20,110)
Total	$44,040	$41,640	$76,630	$65,380
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock options during the six months ended June 30, 2014. Information related to stock options at June 30, 2014 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	342,448	$9.92
Exercised	(73,407)	21.53
Cancelled	—	—
Expired	—	—
Outstanding at June 30, 2014	269,041	$6.75	4.1	$8,441,233
During the six months ended June 30, 2014, 800 stock options vested, with all 269,041 outstanding options being exercisable under the Plans as of June 30, 2014. The Company did not incur significant stock-based compensation expense related to stock options during the six months ended June 30, 2014 and 2013.
Restricted Shares
During the six months ended June 30, 2014, the Company issued 4,225 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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
In addition, the Company granted 20,832 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date.

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
Information related to restricted shares at June 30, 2014 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	654,400	$26.00
Granted	348,298	33.30
Vested	(246,543)	25.95
Cancelled	(9,759)	27.97
Outstanding at June 30, 2014	746,396	$29.40	1.4	$28,460,079
As of June 30, 2014, there was approximately $13.1 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.2 years.
The Company recognized approximately $2.1 million of stock-based compensation expense related to restricted shares during the three months ended June 30, 2014 and 2013, respectively, and approximately $4.4 million and $4.8 million for the six months ended June 30, 2014 and 2013, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
15. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 185,255 and 286,279 restricted shares for the three months ended June 30, 2014 and 2013, respectively, and 222,486 and 273,563 restricted shares for the six months ended June 30, 2014 and 2013, respectively. The calculation of diluted earnings per share also included options to purchase 144,517 and 174,843 shares of common stock for the three months ended June 30, 2014 and 2013, respectively, and 151,160 and 186,661 shares of common stock for the six months ended June 30, 2014 and 2013, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

16. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2014 and 2013 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
Service costs	$190	$170	$380	$350	$—	$—	$—	$—
Interest costs	440	410	880	820	10	10	20	20
Expected return on plan assets	(520)	(460)	(1,040)	(920)	—	—	—	—
Amortization of prior service cost	10	10	10	10	—	—	—	—
Amortization of net (gain)/loss	280	320	560	640	(30)	(20)	(50)	(40)
Net periodic benefit cost	$400	$450	$790	$900	$(20)	$(10)	$(30)	$(20)
The Company contributed approximately $0.5 million and $1.0 million to its defined benefit pension plans during the three and six months ended June 30, 2014, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2014.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Other Comprehensive Income
Changes in AOCI by component for the six months ended June 30, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized gains (losses) arising during the period	—	(300)	4,860	4,560
Less: Net realized (losses) reclassified to net income (a)	(350)	(80)	—	(430)
Net current-period change	350	(220)	4,860	4,990
Balance, June 30, 2014	$(10,490)	$840	$42,470	$32,820
__________________________
(a) Defined benefit plans, net of income tax of $0.2 million. See Note 16, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.2 million. See Note 11, "Derivative Instruments," for further details.
Changes in AOCI by component for the six months ended June 30, 2013 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	390	4,380	(10,610)	(5,840)
Less: Net realized (losses) reclassified to net income(a)	—	(370)	—	(370)
Net current-period change	390	4,750	(10,610)	(5,470)
Balance, June 30, 2013	$(12,050)	$3,070	$42,770	$33,790
__________________________
(a) Derivative instruments, net of income tax of $0.2 million. See Note 11, "Derivative Instruments," for additional details.
18. Subsequent Events
In July 2014, the Company acquired the stock of Lion Holdings Pvt. Ltd. ("Lion Holdings") for the cash purchase price of approximately $27 million. The purchase price remains subject to the finalization of a net working capital adjustment, if any. Lion Holdings, with locations in India and Vietnam, specializes in the manufacture of highly engineered dispensing solutions and generated approximately $10 million in revenue for the twelve months ended June 30, 2014.

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
Key Factors and Risks Affecting Our Reported Results.   Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Global economic conditions, while remaining a bit choppy, have stabilized over the past 18 to 24 months, albeit with little or no overall economic growth, particularly in the United States. Based on the implementation of our organic and acquisition growth strategies, we have generated higher year-over-year net sales levels in five of our six reportable segments, with the exception being our Energy reportable segment. After strong demand in our Energy reportable segment in the first half of 2013, principally in the United States from engineering and construction customers, demand in the back half of 2013 and into the first half of 2014 has significantly declined, both in the United States and abroad, as petrochemical plants and refinery customers continue to defer shutdown activity combined with decreases in engineering and construction and original equipment manufacturers ("OEMs")customer activity. Given the reduced demand and resulting profitability challenges, we announced the closure of a sales branch in China and a manufacturing facility in Brazil during the second quarter of 2014, and may need to evaluate further actions should this negative trend continue.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions (ten in 2013) and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving toward more efficient facilities and lower cost country production. While our growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to the incurrence of duplicate move, acquisition diligence and integration costs, resulting from the acquisition of businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. While these endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the Innovative Molding and Arminak & Associates acquisitions have been integrated) as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended June 30, 2014 and 2013:

	Three months ended June 30,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$86,250	21.4%	$78,640	20.8%
Energy	52,320	13.0%	58,820	15.6%
Aerospace & Defense	32,800	8.1%	23,740	6.3%
Engineered Components	54,320	13.4%	50,020	13.2%
Cequent APEA	43,800	10.8%	38,290	10.1%
Cequent Americas	134,490	33.3%	128,520	34.0%
Total	$403,980	100.0%	$378,030	100.0%
Gross Profit
Packaging	$30,450	35.3%	$29,220	37.2%
Energy	10,280	19.6%	15,510	26.4%
Aerospace & Defense	9,800	29.9%	8,480	35.7%
Engineered Components	12,570	23.1%	9,090	18.2%
Cequent APEA	8,180	18.7%	7,910	20.7%
Cequent Americas	38,480	28.6%	33,100	25.8%
Total	$109,760	27.2%	$103,310	27.3%
Selling, General and Administrative Expenses
Packaging	$9,910	11.5%	$9,620	12.2%
Energy	10,910	20.9%	10,300	17.5%
Aerospace & Defense	4,510	13.8%	2,960	12.5%
Engineered Components	3,620	6.7%	3,200	6.4%
Cequent APEA	5,960	13.6%	5,360	14.0%
Cequent Americas	21,540	16.0%	20,210	15.7%
Corporate expenses	9,270	N/A	10,020	N/A
Total	$65,720	16.3%	$61,670	16.3%
Operating Profit (Loss)
Packaging	$20,540	23.8%	$19,600	24.9%
Energy	(630)	(1.2)%	5,210	8.9%
Aerospace & Defense	5,290	16.1%	5,520	23.3%
Engineered Components	8,950	16.5%	5,890	11.8%
Cequent APEA	2,220	5.1%	2,550	6.7%
Cequent Americas	16,940	12.6%	12,890	10.0%
Corporate expenses	(9,270)	N/A	(10,020)	N/A
Total	$44,040	10.9%	$41,640	11.0%
Depreciation and Amortization
Packaging	$4,950	5.7%	$4,740	6.0%
Energy	1,230	2.4%	1,260	2.1%
Aerospace & Defense	1,400	4.3%	940	4.0%
Engineered Components	1,170	2.2%	1,080	2.2%
Cequent APEA	1,960	4.5%	1,340	3.5%
Cequent Americas	3,000	2.2%	3,240	2.5%
Corporate expenses	90	N/A	60	N/A
Total	$13,800	3.4%	$12,660	3.3%

The following table summarizes financial information for our reportable segments for the six months ended June 30, 2014 and 2013:

	Six months ended June 30,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$167,680	21.7%	$152,990	21.4%
Energy	105,100	13.6%	113,740	15.9%
Aerospace & Defense	62,340	8.1%	44,710	6.2%
Engineered Components	109,750	14.2%	96,290	13.5%
Cequent APEA	83,270	10.8%	70,380	9.8%
Cequent Americas	243,580	31.6%	237,700	33.2%
Total	$771,720	100.0%	$715,810	100.0%
Gross Profit
Packaging	$58,590	34.9%	$53,590	35.0%
Energy	22,450	21.4%	30,240	26.6%
Aerospace & Defense	19,170	30.8%	15,460	34.6%
Engineered Components	23,970	21.8%	18,010	18.7%
Cequent APEA	16,170	19.4%	14,900	21.2%
Cequent Americas	65,990	27.1%	54,510	22.9%
Total	$206,340	26.7%	$186,710	26.1%
Selling, General and Administrative Expenses
Packaging	$19,690	11.7%	$19,360	12.7%
Energy	20,480	19.5%	19,160	16.8%
Aerospace & Defense	8,700	14.0%	6,190	13.8%
Engineered Components	7,140	6.5%	6,420	6.7%
Cequent APEA	11,450	13.8%	9,170	13.0%
Cequent Americas	43,340	17.8%	40,920	17.2%
Corporate expenses	18,910	N/A	20,110	N/A
Total	$129,710	16.8%	$121,330	17.0%
Operating Profit (Loss)
Packaging	$38,900	23.2%	$34,230	22.4%
Energy	1,970	1.9%	11,080	9.7%
Aerospace & Defense	10,470	16.8%	9,270	20.7%
Engineered Components	16,830	15.3%	11,590	12.0%
Cequent APEA	4,720	5.7%	5,730	8.1%
Cequent Americas	22,650	9.3%	13,590	5.7%
Corporate expenses	(18,910)	N/A	(20,110)	N/A
Total	$76,630	9.9%	$65,380	9.1%
Depreciation and Amortization
Packaging	$9,940	5.9%	$9,380	6.1%
Energy	2,390	2.3%	2,440	2.1%
Aerospace & Defense	2,810	4.5%	1,780	4.0%
Engineered Components	2,270	2.1%	2,090	2.2%
Cequent APEA	3,800	4.6%	2,460	3.5%
Cequent Americas	5,940	2.4%	6,540	2.8%
Corporate expenses	160	N/A	100	N/A
Total	$27,310	3.5%	$24,790	3.5%

Results of Operations
The principal factors impacting us during the three months ended June 30, 2014, compared with the three months ended June 30, 2013, were:

•	the impact of our various acquisitions during 2013 (see below for the impact by reportable segment);

•
manufacturing and distribution footprint consolidation and relocation projects within our Cequent Americas reportable segment, under which we incurred approximately $1.5 million of costs during the second quarter of 2014, as compared to $2.0 million of such costs during the second quarter of 2013;

•
the impact of the decline in sales and margins within our Energy reportable segment due to lower engineering and construction customer sales and the continued delay of turnaround activity for petrochemical plants and refineries; and

•	entry into our new credit agreement ("Credit Agreement") in the fourth quarter of 2013, which allowed us to reduce interest costs.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Overall, net sales increased approximately $26.0 million, or approximately 6.9%, to $404.0 million for the three months ended June 30, 2014, as compared with $378.0 million in the three months ended June 30, 2013. During the second quarter of 2014, net sales increased in all of our reportable segments except for Energy. Of the sales increase, approximately $21.7 million was due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins, increased sales to certain large existing customers and the impact of continued economic strength in certain of our end markets primarily in our Packaging, Aerospace & Defense and Cequent Americas reportable segments. These increases were partially offset by a decrease in our Energy reportable segment, primarily due to lower sales to our engineering and construction customers and a delay in North American turnaround activity at petrochemical plants and refineries. In addition, a decrease of approximately $4.1 million related to the third quarter 2013 sale of our Italian rings and levers business in our Packaging reportable segment and approximately $0.4 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 27.2% and 27.3% for the three months ended June 30, 2014 and 2013, respectively. Gross profit margin increased in our Packaging, Engineered Components and Cequent Americas reportable segments due to continued productivity, cost reductions and automation efforts. These increases in gross profit margin were offset by less favorable product sales mix primarily in our Energy, Aerospace & Defense, Cequent APEA and Packaging reportable segments, manufacturing inefficiencies in our Aerospace & Defense reportable segment and the reduction in sales and the impact of the restructuring in our Energy reportable segment. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses.
Operating profit margin (operating profit as a percentage of sales) approximated 10.9% and 11.0% for the three months ended June 30, 2014 and 2013, respectively. Operating profit increased approximately $2.4 million, or 5.8%, to $44.0 million for the three months ended June 30, 2014, from $41.6 million for the three months ended June 30, 2013, primarily due to continued productivity, cost reduction and automation primarily in our Packaging, Engineered Components and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Packaging and Engineered Components reportable segments. Operating profit margin also increased due to a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment. Partially offsetting the increase in operating profit margin was a less favorable product sales mix, primarily in our Energy, Aerospace & Defense, Cequent APEA and Packaging reportable segments and as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses.
Interest expense decreased approximately $2.1 million, to $3.4 million, for the three months ended June 30, 2014, as compared to $5.5 million for the three months ended June 30, 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement during the fourth quarter of 2013. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, decreased to approximately 1.6% for the three months ended June 30, 2014, from 2.7% for the three months ended June 30, 2013. Interest expense further declined due to a decrease in our weighted-average variable rate borrowings to approximately $448.6 million in the three months ended June 30, 2014, from approximately $558.4 million in the three months ended June 30, 2013.

Other expense, net increased approximately $2.2 million, to $1.9 million of other expense, net for the three months ended June 30, 2014, compared to $0.3 million of other income, net for the three months ended June 30, 2013. The increase was primarily due to costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities during the three months ended June 30, 2014. Additionally, we incurred losses on transactions denominated in foreign currencies of approximately $0.3 million during the three months ended June 30, 2014, as compared to gains on such transactions of approximately $0.3 million for the three months ended June 30, 2013.
The effective income tax rates for the three months ended June 30, 2014 and 2013 were 32.3% and 25.5%, respectively, due to higher earnings in the United States, both in total and as a percentage of total Company, and the absence of discrete tax benefits resulting from the enactment of the American Taxpayer Relief Act of 2012, which resulted in an increase in income tax rates during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.
Net income from continuing operations decreased by approximately $0.9 million, to $26.2 million for the three months ended June 30, 2014, compared to $27.1 million for the three months ended June 30, 2013. The decrease was primarily the result of a $3.2 million increase in income tax expense, plus a $2.2 million increase in other expenses, partially offset by a $2.4 million increase in operating profit and a $2.1 million reduction in interest expense.
Net income attributable to noncontrolling interest was $0.9 million for the three months ended June 30, 2013. The income was related to our 70% acquisition of Arminak in February 2012, which represented the 30% interest not attributed to TriMas Corporation. We acquired the remaining 30% interest in Arminak on March 11, 2014; therefore, we had no net income attributable to noncontrolling interest for the three months ended June 30, 2014. See Note 6, "Arminak & Associates," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $7.7 million, or 9.7%, to $86.3 million in the three months ended June 30, 2014, as compared to $78.6 million in the three months ended June 30, 2013. Sales of our specialty systems products increased by approximately $9.1 million, primarily due to growth from existing customers in our North American and European dispensing markets and continued penetration of the Asian market. Sales of our industrial closures decreased by approximately $2.4 million, as improved demand in North America and additional growth from new customers in Europe was more than offset by the loss of approximately $4.1 million in sales from our Italian business which was sold in the third quarter of 2013. In addition, sales increased by approximately $1.0 million due to net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $1.3 million to $30.5 million, or 35.3% of sales, in the three months ended June 30, 2014, as compared to $29.2 million, or 37.2% of sales, in the three months ended June 30, 2013. Gross profit increased primarily due to the increase in sales. Gross profit margin decreased primarily due to a less favorable product sales mix, as a larger percentage of our sales were generated by specialty dispensing products, and as a result of costs incurred related to adding capacity to our two manufacturing facilities in China. We continue to increase capacity in our original China facility to meet the demand levels of our business around the world, and are ramping-up our second manufacturing facility in China primarily to meet the current and future expected sales growth within Asia, both of which have caused cost increases as we install and drive higher capacity efficiencies. These gross profit margin reductions were partially offset by continued productivity and automation initiatives.
Packaging's selling, general and administrative expenses increased approximately $0.3 million to $9.9 million, or 11.5% of sales, in the three months ended June 30, 2014, as compared to $9.6 million, or 12.2% of sales, in the three months ended June 30, 2013 primarily due to strategic investments made in order to continue to grow the business. However, selling, general and administrative expenses decreased as a percentage of sales due to increased operating leverage gained on the higher sales levels.
Packaging's operating profit increased approximately $0.9 million to $20.5 million, or 23.8% of sales, in the three months ended June 30, 2014, as compared to $19.6 million, or 24.9% of sales, in the three months ended June 30, 2013. Operating profit increased primarily due to the higher sales levels. Operating profit margin decreased, as continued productivity and automation initiatives and additional operating leverage gained on the higher sales levels were more than offset by the less favorable product sales mix and additional costs incurred as we increase our capacity to meet expected demand, primarily in Asia.
Energy.    Net sales for the three months ended June 30, 2014 decreased approximately $6.5 million, or 11.1%, to $52.3 million, as compared to $58.8 million in the three months ended June 30, 2013, primarily due to a reduction in sales to our engineering and construction customers of approximately $4.1 million, with second quarter of 2013 representing a higher-than-normal sales quarter to this customer group. In addition, we continue to experience delays and deferrals in previously planned North American customer shutdown activity at refineries and petrochemical plants compared to the prior year. These decreases more than offset increases in certain of our international branches due to continued geographic market expansion.

Gross profit within Energy decreased approximately $5.2 million to $10.3 million, or 19.6% of sales, in the three months ended June 30, 2014, as compared to $15.5 million, or 26.4% of sales, in the three months ended June 30, 2013. Both gross profit and gross profit margin decreased primarily due to weaker North American shutdown activity, which contributed to a less favorable product mix shift from highly engineered gaskets and bolts towards standard gaskets and bolts and a higher percentage of sales being generated from our acquisitions over the past two years, which have lower margins than the rest of this business. In addition, gross margin was further negatively impacted by costs and inefficiencies resulting from the announced closures of both our sales branch in China and our manufacturing facility in São Paulo, Brazil.
Selling, general and administrative expenses within Energy increased approximately $0.6 million to $10.9 million, or 20.9% of sales, in the three months ended June 30, 2014, as compared to $10.3 million, or 17.5% of sales, in the three months ended June 30, 2013. This increase was primarily related to legal and employee costs associated with the closure and restructuring of international branches, as well as the recent addition of the Pascagoula, Mississippi branch.
Overall, operating profit within Energy decreased approximately $5.8 million to a loss of $0.6 million, or (1.2)% of sales, in the three months ended June 30, 2014, as compared to $5.2 million, or 8.9% of sales, in the three months ended June 30, 2013, as lower sales volumes, a less favorable product sales mix, the impact of our two facility closures and higher selling, general and administrative expenses decreased both operating profit dollars and margin.
Aerospace & Defense.    Net sales for the three months ended June 30, 2014 increased approximately $9.1 million, or 38.2%, to $32.8 million, as compared to $23.7 million in the three months ended June 30, 2013. Sales in our aerospace business increased approximately $8.4 million, of which approximately $5.1 million related to the acquisition of Mac Fasteners, Inc. ("Mac") in the fourth quarter of 2013. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms and our new collar product line. Sales at our defense business increased by $0.7 million.
Gross profit within Aerospace & Defense increased approximately $1.3 million to $9.8 million, or 29.9% of sales, in the three months ended June 30, 2014, from $8.5 million, or 35.7% of sales, in the three months ended June 30, 2013, primarily due to higher sales levels. Gross profit margin decreased primarily due to manufacturing inefficiencies resulting from increased change-over and processing related to smaller customer order quantities, less predictable than expected order patterns associated with our large distribution customers and a less favorable product sales mix. Additionally, gross profit margin declined due to our Mac acquisition having a lower gross margin than the legacy aerospace business.
Selling, general and administrative expenses increased approximately $1.5 million to $4.5 million, or 13.8% of sales, in the three months ended June 30, 2014, as compared to $3.0 million, or 12.5% of sales, in the three months ended June 30, 2013, primarily due to higher ongoing selling, general and administrative costs of approximately $0.6 million associated with our Mac acquisition and increased spending in support of our growth initiatives for additional aircraft content.
Operating profit within Aerospace & Defense decreased approximately $0.2 million to $5.3 million, or 16.1% of sales, in the three months ended June 30, 2014, as compared to $5.5 million, or 23.3% of sales, in the three months ended June 30, 2013, as the profit earned on higher sales levels was more than offset by manufacturing inefficiencies, a less favorable sales mix, lower profit margins associated with our Mac acquisition and higher selling, general and administrative expenses in support of our growth initiatives.
Engineered Components.    Net sales for the three months ended June 30, 2014 increased approximately $4.3 million, or 8.6%, to $54.3 million, as compared to $50.0 million in the three months ended June 30, 2013. Sales in our industrial cylinder business increased by approximately $5.2 million, driven primarily by approximately $4.9 million in sales generated from our November 2013 cylinder asset acquisition, as well as continued growth projects, which were partially offset by decreases in sales of our domestic large high pressure cylinders.  Sales in our engine business decreased by approximately $0.9 million, as increased sales in our gas compression products resulting from both growth in our existing customer base and new customers was more than offset by decreased sales of our slow speed and compressor engines and related products due to a reduced demand of our single cylinder engines.
Gross profit within Engineered Components increased approximately $3.5 million to $12.6 million, or 23.1% of sales, in the three months ended June 30, 2014, from $9.1 million, or 18.2% of sales, in the three months ended June 30, 2013, primarily as a result of the higher sales levels in our industrial cylinder business. Gross profit margin in our industrial cylinder business increased due to continued productivity initiatives, increased operating leverage associated with the asset acquisition and other cost reductions, which was partially offset by a less favorable product sales mix. Gross profit margin in our engine business also increased, as a more favorable product sales mix, continued productivity and increased fixed cost absorption, more than offset higher material and employee costs as this business continues to expand its platforms.

Selling, general and administrative expenses increased approximately $0.4 million to $3.6 million, or 6.7% of sales, in the three months ended June 30, 2014, as compared to $3.2 million, or 6.4% of sales, in the three months ended June 30, 2013, as these businesses continued to invest in growth opportunities, while holding selling, general and administrative expenses relatively flat as a percentage of sales.
Operating profit within Engineered Components increased approximately $3.1 million to $9.0 million, or 16.5% of sales, in the three months ended June 30, 2014, as compared to operating profit of $5.9 million, or 11.8% of sales, in the three months ended June 30, 2013, primarily due to the increased sales levels, with margin improvement resulting from continued productivity, operating leverage of the acquired cylinder assets and cost reduction initiatives, which more than offset slight increases in selling, general and administrative expenses.
Cequent APEA.    Net sales increased approximately $5.5 million, or 14.4%, to $43.8 million in the three months ended June 30, 2014, as compared to $38.3 million in the three months ended June 30, 2013. The acquisitions of C.P. Witter Limited ("Witter"), in April 2013, and the towing technology and associated assets of AL-KO GmbH ("AL-KO"), in July 2013, contributed approximately $8.4 million of incremental sales. These increases were partially offset by lower sales in Australia related to the uncertain general economic conditions, resulting in reduced consumer and business confidence. In addition, sales decreased due to the negative impact of currency exchange of approximately $1.0 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $0.3 million to $8.2 million, or 18.7% of sales, in the three months ended June 30, 2014, from approximately $7.9 million, or 20.7% of sales, in the three months ended June 30, 2013. Gross profit dollars increased due to the higher sales levels and the impact of approximately $0.7 million of purchase accounting-related adjustments recorded during the three months ended June 30, 2013 related to the step-up in value and subsequent amortization of inventory in connection with our Witter acquisition that did not recur. Gross profit margin decreased due to a less favorable product and regional sales mix, as the newly acquired European businesses and the growth initiatives in the retail and industrial channels yield lower margins than the legacy business.
Selling, general and administrative expenses increased approximately $0.6 million to $6.0 million, or 13.6% of sales, in the three months ended June 30, 2014, as compared to $5.4 million, or 14.0% of sales, in the three months ended June 30, 2013, primarily in support of our growth initiatives, including approximately $1.1 million of ongoing selling, general and administrative costs related to the acquired European businesses. This increase was partially offset by a decline of approximately $0.7 million of legal and professional costs incurred during the three months ended June 30, 2013 associated with consummating the aforementioned acquisitions.
Cequent APEA's operating profit decreased approximately $0.4 million to approximately $2.2 million, or 5.1% of sales, in the three months ended June 30, 2014, as compared to $2.6 million, or 6.7% of net sales, in the three months ended June 30, 2013, as the operating profit dollars generated by the acquisitions was more than offset by the impact of lower sales levels in Australia due to economic uncertainties and the impact on reducing consumer spending levels.
Cequent Americas.    Net sales increased approximately $6.0 million, or 4.6%, to $134.5 million in the three months ended June 30, 2014, as compared to $128.5 million in the three months ended June 30, 2013, primarily due to year-over-year increases within our aftermarket and retail channels. Net sales within our aftermarket channel increased approximately $4.9 million, primarily due to our November 2013 acquisition of DHF Soluções Automotivas Ltda ("DHF"), which generated approximately $2.7 million in sales during the second quarter of 2014. Additionally, the aftermarket channel was favorably impacted by increases in our large national distributors in North America, as our new distribution hub in Dallas, Texas began to operate with improved efficiency and backlog was significantly reduced. Sales within our retail channel increased approximately $1.4 million, primarily due to increased demand from existing customers for towing, towing accessories and cargo management products. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit increased approximately $5.4 million to $38.5 million, or 28.6% of sales, in the three months ended June 30, 2014, from approximately $33.1 million, or 25.8% of sales, in the three months ended June 30, 2013, primarily due to higher sales levels, continued productivity projects, including labor savings on the production now moved from our former Goshen, Indiana manufacturing facility to our lower cost country facilities and vendor cost reductions. In addition, during the three months ended June 30, 2013, we recognized approximately $1.6 million of costs related to the move of production from our Goshen, Indiana manufacturing facility. The increases in gross profit dollars and margin were partially offset by approximately $1.1 million of costs recognized during the three months ended June 30, 2014, primarily related to higher freight costs due to split shipments resulting from our footprint changes and inefficiencies resulting from ramp-up of production in our lower cost country facilities.

Selling, general and administrative expenses increased approximately $1.3 million to $21.5 million, or 16.0% of sales, in the three months ended June 30, 2014, as compared to $20.2 million, or 15.7% of sales, in the three months ended June 30, 2013, primarily due to higher sales levels as well as higher costs associated with the consolidation of our two broom and brush facilities into one, and higher ongoing selling, general and administrative costs associated with our recent acquisition, partially offset by lower legal expenses associated with ordinary course claims.
Cequent Americas' operating profit increased approximately $4.0 million to $16.9 million, or 12.6% of sales, in the three months ended June 30, 2014, as compared to $12.9 million, or 10.0% of net sales, in the three months ended June 30, 2013, due to the increase in sales levels, improved productivity and reduced costs resulting from our move of production to our lower cost country facilities and vendor cost reductions. The increase was partially offset by an increase in selling, general and administrative expenses.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended June 30,
	2014	2013
	(in millions)
Corporate operating expenses	$3.5	$4.4
Employee costs and related benefits	5.8	5.6
Corporate expenses	$9.3	$10.0
Corporate expenses decreased approximately $0.7 million to $9.3 million for the three months ended June 30, 2014, from $10.0 million for the three months ended June 30, 2013. The decrease between years is primarily attributed to a decrease in third party professional fees due to timing and nature of projects completed in 2013 compared to 2014.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. During the three months ended June 30, 2013, income from discontinued operations, net of income tax expense, was $0.7 million. See Note 4, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Overall, net sales increased approximately $55.9 million, or approximately 7.8%, to $771.7 million for the six months ended June 30, 2014, as compared with $715.8 million in the six months ended June 30, 2013. During the first six months of 2014, net sales increased in all of our reportable segments except for Energy. Of the sales increase, approximately $50.9 million was due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins and the impact of continued economic strength in certain of our end markets primarily in our Packaging, Aerospace & Defense, Engineered Components and Cequent Americas reportable segments. These increases were partially offset by a decrease in our Energy reportable segment due primarily to reductions in sales to our engineering and construction customers and a delay in turnaround activity with petrochemical plants and refineries, a decrease of approximately $8.2 million related to the third quarter of 2013 sale of our Italian rings and levers business in our Packaging reportable segment and by approximately $4.0 million of net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 26.7% and 26.1% for the six months ended June 30, 2014 and 2013, respectively. The gross profit margin in our Cequent Americas reportable segment increased as compared to the first six months of 2013, due to approximately $6.9 million of charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during the six months ended June 30, 2013 that did not repeat in 2014. Gross profit margins also increased due to continued productivity, cost reductions and automation efforts primarily in our Packaging, Engineered Components and Cequent Americas reportable segments. The increases in gross profit margin were partially offset by a less favorable product sales mix, primarily in our Energy, Aerospace & Defense and Cequent APEA reportable segments and manufacturing inefficiencies in our Aerospace & Defense reportable segment. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses.
Operating profit margin (operating profit as a percentage of sales) approximated 9.9% and 9.1% for the six months ended June 30, 2014 and 2013, respectively. Operating profit increased approximately $11.2 million, or 17.2%, to $76.6 million for the six months ended June 30, 2014, compared to $65.4 million for the six months ended June 30, 2013, primarily due to a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment. Operating profit margin also increased due to continued productivity, cost reductions and automation efforts primarily in our Packaging, Engineered Components and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Packaging and Engineered Components reportable segments. Partially offsetting the increase in operating profit margin was a less favorable product sales mix primarily in our Energy, Aerospace & Defense, Cequent APEA and Packaging reportable segments and as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses.
Interest expense decreased approximately $3.9 million, to $6.9 million, for the six months ended June 30, 2014, as compared to $10.8 million for the six months ended June 30, 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement during the fourth quarter of 2013. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, decreased to approximately 1.7% for the six months ended June 30, 2014, from 1.9% for the six months ended June 30, 2013. Interest expense further declined due to a decrease in our weighted-average variable rate borrowings to approximately $427.3 million in the six months ended June 30, 2014, from approximately $543.6 million in the six months ended June 30, 2013.
Other expense, net increased approximately $1.0 million, to $2.9 million for the six months ended June 30, 2014, compared to $1.9 million for the six months ended June 30, 2013. The increase was primarily related to incremental costs attributed to a reduction of certain indemnification assets related to uncertain tax liabilities during the six months ended June 30, 2014, approximately $0.2 million of higher losses on transactions denominated in foreign currencies.
The effective income tax rates for the six months ended June 30, 2014 and 2013 were 31.8% and 21.9%, respectively. The increase in the rate was primarily driven by an increase of earnings in the United States coupled with the absence of discrete tax benefits as a result of the enactment of the American Taxpayer Relief Act of 2012 and the absence of the release of certain unrecognized tax liabilities in the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.
Net income from continuing operations increased by approximately $4.5 million, to $45.6 million for the six months ended June 30, 2014, compared to $41.1 million for the six months ended June 30, 2013. The increase was primarily the result of a $11.3 million increase in operating profit, plus a $3.9 million reduction in interest expense, less a $9.7 million increase in income tax expense and a $1.0 million increase in other expenses.
Net income attributable to noncontrolling interest was $0.8 million for the six months ended June 30, 2014, compared to $1.8 million for the six months ended June 30, 2013. The income relates to our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation. On March 11, 2014, we acquired the remaining 30% interest in Arminak. See Note 6, "Arminak & Associates," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $14.7 million, or 9.6%, to $167.7 million in the six months ended June 30, 2014, as compared to $153.0 million in the six months ended June 30, 2013. Sales of our specialty systems products increased approximately $17.3 million, primarily due to continued increases in demand from our major customers in North America and Europe, as well as continued growth in the revenue base in Asia. Sales of our industrial closures declined by approximately $4.2 million, primarily as a result of the loss of the approximately $8.2 million of sales associated with our Italian rings and levers business sold in the third quarter of 2013. Sales of other industrial closures increased from 2013 levels, primarily in Europe. In addition, sales increased by approximately $1.6 million due to net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $5.0 million to $58.6 million, or 34.9% of sales, in the six months ended June 30, 2014, as compared to $53.6 million, or 35.0% of sales, in the six months ended June 30, 2013, primarily due to the higher sales levels. Gross margin remained relatively consistent with the prior year, as ongoing productivity and automation initiatives and increased sales of our higher-margin European industrial products were essentially offset by a less favorable product sales mix, with sales of our lower margin specialty dispensing products comprising a larger percentage of overall sales, as well as costs incurred in Asia as we add capacity to meet expected demand.
Packaging's selling, general and administrative expenses increased approximately $0.3 million to $19.7 million, or 11.7% of sales, in the six months ended June 30, 2014, as compared to $19.4 million, or 12.7% of sales, in the six months ended June 30, 2013, as this segment was able to attain better operating leverage and keep spending levels essentially flat year-over-year.
Packaging's operating profit increased approximately $4.7 million to $38.9 million, or 23.2% of sales, in the six months ended June 30, 2014, as compared to $34.2 million, or 22.4% of sales, in the six months ended June 30, 2013. Operating profit and operating profit margin both increased as a result of increased sales, ongoing productivity initiatives and increased operating leverage during the six months ended June 30, 2014.
Energy.    Net sales for the six months ended June 30, 2014 decreased approximately $8.6 million, or 7.6%, to $105.1 million, as compared to $113.7 million in the six months ended June 30, 2013. Sales increased by approximately $5.1 million due to recent acquisitions, including Wulfrun Specialised Fasteners ("Wulfrun") and substantially all the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee"). These increases were more than offset by reductions with our engineering and construction customers of approximately $6.4 million, primarily as the first half of 2013 was a strong six month period for such sales compared with historical levels, as these customers deferred new significant projects in 2014, and $1.4 million as a result of slowdown in OEM customer sales. The remaining decrease relates primarily to continued deferral and delay of customer shutdown activity at refineries and petrochemical plants compared to the prior year.
Gross profit within Energy decreased approximately $7.7 million to $22.5 million, or 21.4% of sales, in the six months ended June 30, 2014, as compared to $30.2 million, or 26.6% of sales, in the six months ended June 30, 2013, primarily due to a less favorable product sales mix, with a higher percentage of sales generated by lower margin standard gaskets and bolts, as well as a higher percentage of sales being generated from our recent acquisitions, which have lower margins than the rest of this business. In addition, gross profit further declined due to the reduction in sales levels, while gross profit margin was negatively impacted by closure costs associated with our Chinese sales branch and Brazilian manufacturing facility, which we announced the closure of in the second quarter of 2014.
Selling, general and administrative expenses within Energy increased approximately $1.3 million to $20.5 million, or 19.5% of sales, in the six months ended June 30, 2014, as compared to $19.2 million, or 16.8% of sales, in the six months ended June 30, 2013. This increase was primarily in support of our growth initiatives, including approximately $0.9 million for the normal operating selling, general and administrative costs of our recent acquisitions.
Overall, operating profit within Energy decreased approximately $9.1 million to $2.0 million, or 1.9% of sales, in the six months ended June 30, 2014, as compared to $11.1 million, or 9.7% of sales, in the six months ended June 30, 2013. Operating profit and profit margin decreased due to a less favorable product sales mix, a higher percentage of our sales being generated by our recent acquisitions, lower sales levels, and increased selling, general and administrative costs.
Aerospace & Defense.    Net sales for the six months ended June 30, 2014 increased approximately $17.6 million, or 39.4%, to $62.3 million, as compared to $44.7 million in the six months ended June 30, 2013. Sales in our aerospace business increased approximately $16.6 million, of which approximately $11.5 million related to the acquisitions of Mac in the fourth quarter of 2013 and Martinic Engineering, Inc. ("Martinic") in the first quarter of 2013. Additionally, we experienced higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms and our new collar product line. Sales at our defense business increased by $1.0 million.
Gross profit within Aerospace & Defense increased approximately $3.7 million to $19.2 million, or 30.8% of sales, in the six months ended June 30, 2014, from $15.5 million, or 34.6% of sales, in the six months ended June 30, 2013, primarily due to higher sales levels. Gross profit margin decreased primarily due to manufacturing inefficiencies resulting from increased change-over and processing related to smaller customer order quantities, less predictable than expected order patterns associated with our large distribution customers and a less favorable product sales mix. Additionally, gross profit margin declined due to our recent acquisitions having lower gross margins than the legacy aerospace business.
Selling, general and administrative expenses increased approximately $2.5 million to $8.7 million, or 14.0% of sales, in the six months ended June 30, 2014, as compared to $6.2 million, or 13.8% of sales, in the six months ended June 30, 2013, primarily due to higher ongoing selling, general and administrative costs of approximately $1.2 million associated with our Mac acquisition and increased spending in our legacy business in support of our growth initiatives.
Operating profit within Aerospace & Defense increased approximately $1.2 million to $10.5 million, or 16.8% of sales, in the six months ended June 30, 2014, as compared to $9.3 million, or 20.7% of sales, in the six months ended June 30, 2013. While operating profit increased due to higher sales levels, operating profit margin declined primarily due to manufacturing inefficiencies, a less favorable sales mix, lower profit margins associated with our recent acquisitions and higher selling, general and administrative expenses in support of our growth initiatives.
Engineered Components.    Net sales for the six months ended June 30, 2014 increased approximately $13.5 million, or 14.0%, to $109.8 million, as compared to $96.3 million in the six months ended June 30, 2013. Sales in our engine business increased approximately $4.7 million, of which approximately $5.6 million relates to a large order for compressor packages by a significant customer in the first quarter of 2014, which was partially offset by declines in our slow speed and compressor engine and related products business.  Sales in our industrial cylinder business increased by approximately $8.7 million.  While we generated approximately $9.2 million in sales from our November 2013 cylinder asset acquisition, this increase was partially offset by decreases in sales of our domestic large high pressure cylinders.

Gross profit within Engineered Components increased approximately $6.0 million to $24.0 million, or 21.8% of sales, in the six months ended June 30, 2014, from $18.0 million, or 18.7% of sales, in the six months ended June 30, 2013, primarily due to the higher sales levels. Gross profit margin in our industrial cylinder business increased due to continued productivity initiatives and other cost reductions, which were partially offset by a less favorable product sales mix. Gross profit margin in our engine business also increased, as a more favorable product sales mix, continued productivity and increased fixed cost absorption more than offset higher employee costs.
Selling, general and administrative expenses increased approximately $0.7 million to $7.1 million, or 6.5% of sales, in the six months ended June 30, 2014, as compared to $6.4 million, or 6.7% of sales, in the six months ended June 30, 2013, as these businesses continued to invest in growth opportunities, while reducing selling, general and administrative expenses as a percentage of sales year-over-year.
Operating profit within Engineered Components increased approximately $5.2 million to $16.8 million, or 15.3% of sales, in the six months ended June 30, 2014, as compared to operating profit of $11.6 million, or 12.0% of sales, in the six months ended June 30, 2013, primarily due to the increased sales levels, with margin improvement resulting from continued productivity and cost reduction initiatives, as well as the operating leverage on selling, general and administrative expenses.
Cequent APEA.    Net sales increased approximately $12.9 million, or 18.3%, to $83.3 million in the six months ended June 30, 2014, as compared to $70.4 million in the six months ended June 30, 2013. The acquisitions of Witter, in April 2013, and the towing technology and associated assets of AL-KO, in July 2013, contributed approximately $19.4 million of incremental sales. The increase was partially offset by lower sales related to general economic conditions in Australia resulting in reduced consumer and business confidence and the negative impact of currency exchange of approximately $4.4 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $1.3 million to $16.2 million, or 19.4% of sales, in the six months ended June 30, 2014, from approximately $14.9 million, or 21.2% of sales, in the six months ended June 30, 2013. Gross profit dollars increased due to the higher sales levels and the impact of approximately $0.7 million of purchase accounting-related adjustments recorded during the six months ended June 30, 2013 related to the step-up in value and subsequent amortization of inventory in connection with our Witter acquisition that did not recur. Gross profit margin decreased due to a less favorable product and regional sales mix, as the newly acquired European businesses and the growth initiatives in the retail and industrial channels yield lower margins than the legacy business.
Selling, general and administrative expenses increased approximately $2.3 million to $11.5 million, or 13.8% of sales, in the six months ended June 30, 2014, as compared to $9.2 million, or 13.0% of sales, in the six months ended June 30, 2013, primarily in support of our growth initiatives, including approximately $3.1 million of ongoing selling, general and administrative costs related to the acquired European businesses. This increase was partially offset by a decline of approximately $0.7 million of legal and professional costs incurred during the six months ended June 30, 2013 associated with consummating the aforementioned acquisitions.
Cequent APEA's operating profit decreased approximately $1.0 million to approximately $4.7 million, or 5.7% of sales, in the six months ended June 30, 2014 as compared to $5.7 million, or 8.1% of net sales, in the six months ended June 30, 2013, as the higher operating profit generated by the acquisitions, net of the ongoing selling, general and administrative costs related thereto, was more than offset by the impact of lower sales levels in Australia due to economic uncertainties and their impact on reducing consumer spending levels.
Cequent Americas.    Net sales increased approximately $5.9 million, or 2.5%, to $243.6 million in the six months ended June 30, 2014, as compared to $237.7 million in the six months ended June 30, 2013, primarily due to year-over-year increases within our aftermarket and retail channels. While our November 2013 acquisition of DHF generated approximately $4.7 million of net sales during the second quarter of 2014, adding to our aftermarket channel sales, the remainder of the aftermarket channel declined approximately $1.1 million from levels in the first half of 2013, as customers built safety stock in the front half of 2013 at higher-than-normal rates in anticipation of the move of our production to lower cost country facilities that did not recur in 2014. Sales within our retail channel increased approximately $2.5 million, primarily due to increased demand from existing customers for towing, towing accessories and cargo management products and higher sales of our broom and brush product line. Our other market channels remained relatively flat year-over-year.

Cequent Americas' gross profit increased approximately $11.5 million to $66.0 million, or 27.1% of sales, in the six months ended June 30, 2014, as compared to $54.5 million, or 22.9% of sales, in the six months ended June 30, 2013, primarily due to approximately $6.9 million of costs incurred during the six months ended June 30, 2013 associated with the closure of our Goshen, Indiana manufacturing facility and the relocation of the production therefrom to our lower cost country facilities that did not recur in 2014. Additionally, gross profit margin increased due to continued productivity projects, including labor savings on the production now moved from Goshen to our lower cost country facilities, vendor cost reductions and higher margins from our broom and brush product line as compared to the six months ended June 30, 2013. The increases in gross profit dollars and margin were partially offset by approximately $1.6 million of costs recognized during the six months ended June 30, 2014, primarily related to higher freight costs due to split shipments resulting from our footprint changes and inefficiencies resulting from ramp-up of production in our lower cost country facilities.
Selling, general and administrative expenses increased approximately $2.4 million to $43.3 million, or 17.8% of sales, in the six months ended June 30, 2014, as compared to $40.9 million, or 17.2% of sales, in the six months ended June 30, 2013, primarily as a result of higher ongoing selling, general and administrative costs associated with our recent acquisition, higher costs associated with the consolidation of our two broom and brush facilities into one and changing our distribution footprint in connection with the Goshen closure and move completion.
Cequent Americas' operating profit increased approximately $9.1 million to $22.7 million, or 9.3% of sales, in the six months ended June 30, 2014, as compared to $13.6 million, or 5.7% of net sales, in the six months ended June 30, 2013, due to higher sales levels, costs incurred during the first half of 2013 in connection with the footprint and lower cost country project that did not recur, productivity projects, including labor savings in our lower cost country facilities and vendor cost reductions. The increase was partially offset by an increase in selling, general and administrative expenses.
Corporate Expenses.    Corporate expenses consist of the following:

	Six months ended June 30,
	2014	2013
	(in millions)
Corporate operating expenses	$7.1	$8.2
Employee costs and related benefits	11.8	11.9
Corporate expenses	$18.9	$20.1
Corporate expenses decreased approximately $1.2 million to $18.9 million for the six months ended June 30, 2014, from $20.1 million for the six months ended June 30, 2013. The decrease between years is primarily attributed to lower costs associated with our long-term and short-term incentive programs and a decrease in third party professional fees due to timing and nature of projects completed in 2013 compared to 2014.
Discontinued Operations.    The results of discontinued operations consists of our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. During the six months ended June 30, 2013, income from discontinued operations, net of income tax expense, was $0.7 million. See Note 4, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $23.0 million and $13.5 million for the six months ended June 30, 2014 and 2013, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the six months ended June 30, 2014, the Company generated $75.6 million of cash, based on the reported net income of $45.6 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock-based compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the six months ended June 30, 2013, the Company generated $66.6 million in cash flows based on the reported net income of $41.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $63.5 million and $54.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. In the six months ended June 30, 2014, accounts receivable increased by a higher percentage than sales, as evidenced by our days sales outstanding of receivables increasing to 56 days in the six months ended June 30, 2014 compared to 51 days for the six months ended June 30, 2013.

•
Decreases in inventory resulted in a cash source of approximately $11.5 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2014, our gross inventory levels decreased as compared to year end, primarily due to a reduction in inventory levels in our Cequent Americas reportable segment as the safety stock levels built in preparation for the move from our Goshen, Indiana manufacturing facility to lower cost country facilities were consumed and replenished at lower levels.

•
For the six months ended June 30, 2014, the net decrease in accounts payable and accrued liabilities resulted in a cash use of approximately $1.9 million. For the six months ended June 30, 2013, accounts payable and accrued liabilities resulted in a net source of cash of $2.3 million. The change in cash provided by or used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Days of accounts payable on hand remained flat period-over-period.

Net cash used for investing activities for the six months ended June 30, 2014 and 2013 was approximately $20.3 million and $71.8 million, respectively. During the first six months of 2014, we incurred approximately $20.5 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $0.2 million for the first six months of 2014. No acquisitions were made during the six months ended June 30, 2014. During the first six months of 2013, we paid approximately $46.6 million for business acquisitions, including the acquisition of Martinic in our Aerospace & Defense reportable segment, Wulfrun in our Energy reportable segment and Witter in our Cequent APEA reportable segment. Additionally, we invested approximately $25.9 million in capital expenditures and received cash from the disposition of assets of approximately $0.7 million during the six months ended June 30, 2013.
Net cash provided by financing activities was approximately $8.6 million and $56.5 million for the six months ended June 30, 2014 and 2013, respectively. During the first six months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. In addition, during the six months ended June 30, 2014, we had net additional borrowings of approximately $62.8 million on our receivables and revolving credit facilities and net additional repayments of approximately $1.3 million on our term loan facilities. We also used a net cash amount of approximately $1.3 million related to our stock compensation arrangements. During the six months ended June 30, 2013, we had net additional borrowings of approximately $57.0 million on our receivables and revolving credit facilities and approximately $1.6 million on our term loan facilities. We also used a net cash amount of approximately $1.7 million related to our stock compensation arrangements.
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

At June 30, 2014, $170.6 million was outstanding on the term loan A facility and $102.3 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of June 30, 2014. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 1.83 to 1.00 at June 30, 2014. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of June 30, 2014. Our actual interest expense coverage ratio was 16.72 to 1.00 at June 30, 2014. At June 30, 2014, we were in compliance with our financial and other covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended June 30, 2014. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2013	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014
	(dollars in thousands)
Net income	$80,070	$41,840	$45,580	$83,810
Bank stipulated adjustments:
Interest expense, net (as defined)	18,330	10,750	6,910	14,490
Income tax expense	18,390	11,560	21,210	28,040
Depreciation and amortization	50,580	24,790	27,310	53,100
Non-cash compensation expense(1)	9,200	4,750	4,360	8,810
Other non-cash expenses or losses	4,180	1,430	2,030	4,780
Non-recurring expenses or costs in connection with acquisition integration(2)	15,000	7,100	7,100	15,000
Acquisition integration costs	410	230	880	1,060
Debt extinguishment costs(3)	2,460	—	—	2,460
Permitted dispositions(4)	(1,550)	(1,040)	—	(510)
Permitted acquisitions(5)	6,230	3,980	—	2,250
Consolidated Bank EBITDA, as defined	$203,300	$105,390	$115,380	$213,290

	June 30, 2014
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(6)	$390,140
Consolidated Bank EBITDA, as defined	213,290
Actual leverage ratio	1.83	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2013	Six Months Ended June 30, 2013	Six Months Ended June 30, 2014	Twelve Months Ended June 30, 2014
	(dollars in thousands)
Interest expense, net (as reported)	$18,330	$10,750	$6,910	$14,490
Bank stipulated adjustments:
Interest income	(420)	(170)	(160)	(410)
Non-cash amounts attributable to amortization of financing costs	(1,780)	(870)	(960)	(1,870)
Pro forma adjustment for acquisitions and dispositions	1,650	1,100	—	550
Total Consolidated Cash Interest Expense, as defined	$17,780	$10,810	$5,790	$12,760

	June 30, 2014
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$213,290
Total Consolidated Cash Interest Expense, as defined	12,760
Actual interest expense coverage ratio	16.72	x
Covenant requirement	3.00	x
______________________

(1)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

(2)	Non-recurring costs and expenses arising from the integration of any business acquired not to exceed $40.0 million in the aggregate.

(3)	Costs incurred with refinancing our credit facilities.

(4)	EBITDA from permitted dispositions, as defined.

(5)	EBITDA from permitted acquisitions, as defined.

(6)	Includes $21.7 million of acquisition deferred purchase price.
In addition to our Credit Agreement, our Australian subsidiary is party to a debt agreement which matures on July 31, 2014 and is secured by substantially all the assets of the subsidiary. At June 30, 2014, the balance outstanding under this agreement was approximately $5.2 million at an interest rate of 4.6%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at June 30, 2014.
In May 2014, one of our Dutch subsidiaries entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at US Dollar Prime Rate ("Prime Rate") plus 0.75%. No amounts were outstanding on this facility as of June 30, 2014.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility in April 2014, reducing the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.15%. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018. We had $88.9 million and $57.0 million outstanding under the facility as of June 30, 2014 and December 31, 2013 and $7.6 million and $20.2 million, respectively, available but not utilized.
At June 30, 2014, we had $102.3 million outstanding under our revolving credit facility and had $448.6 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. At December 31, 2013, we had $71.1 million outstanding under our revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of June 30, 2014 and December 31, 2013, we had $356.4 million and $360.3 million, respectively, of borrowing capacity available for general corporate purposes.
Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $24.1 million in letters of credit outstanding related thereto, is approximately $448.6 million, while our available liquidity under our accounts receivable facility ranged from $66 million to $96 million for the last 12 months, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down.
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first six months of 2014 approximated $427.3 million, compared to the weighted average daily amounts outstanding during the first six months of 2013 of $543.6 million. The overall reduction is due primarily to proceeds from the equity offering during the third quarter of 2013 and the additional operating cash flow generated during the first six months of 2014 compared to the same period in 2013, as the cash use related to the purchase of noncontrolling interest during the first six months of 2014 was comparable to the cash use for acquisitions during the first six months of 2013.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $356.4 million at June 30, 2014, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 10, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rates on our term loan facility. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017.
We are subject to variable interest rates on our term loan and revolving credit facility. At June 30, 2014, 1-Month LIBOR and 3-Month LIBOR approximated 0.16% and 0.23%, respectively. Based on our variable rate-based borrowings outstanding at June 30, 2014, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $2.0 million annually.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of June 30, 2014, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $18.6 million.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 11, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.

Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS."

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2013, Moody's assigned a rating of Ba2 to our senior secured credit facilities, as presented in Note 10, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's also assigned a Ba2 to our Corporate Family Rating and our outlook as stable. On October 18, 2013, Standard & Poor's assigned a BB- rating to our senior secured credit facilities. Previously, on September 27, 2013, Standard and Poor's assigned a BB- to our Corporate Credit Rating and our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
Over the past few years, we have successfully executed our growth strategies via bolt-on acquisitions and geographic expansion in each of our reportable segments. We also have experienced significant market share gains within our businesses and have continued to develop and introduce new products, both of which are aiding in net sales growth despite low levels of economic growth, particularly in the United States. These accomplishments have enabled us to broaden our product portfolio and cross-sell our existing products to new markets while introducing our newly-acquired products into our existing markets. In order to capture these opportunities, we have strategically increased our investments in inventory levels, acquisition capital and capital projects in certain of our businesses compared to historical levels to ensure we had the products available and capacity ready, particularly in our higher-margin platforms, to support the significant sales growth. While this has helped to increase our net sales levels and set the foundation for continued growth, earnings margins in certain of our segments have declined from historical levels, primarily as a result of significant diligence and purchase accounting costs combined with acquisitions of businesses that, upon acquisition date, have lower margins than our legacy businesses.
While additional acquisitions, branch expansions and spending on growth initiatives and innovation may put further short-term pressure on profit margins based on the aforementioned factors, we believe that the margins in these businesses will moderate to historical TriMas levels over time as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies. For example, the margin moderation to historical levels is being realized within our Packaging reportable segment following the successful integration of the Innovative Molding and Arminak & Associates acquisitions. We believe we remain well-positioned to achieve further market share gains, generate additional profitability through further integration of our acquisitions (ten of which were completed during 2013) and generate additional operating leverage as a result of our lower fixed cost structure, particularly in our Cequent businesses.
We continue to expect 2014 to be a year of choppy demand in the end markets we serve and with limited economic growth, with the primary challenge being the energy end markets which our Lamons and Arrow Engine businesses serve. In particular, the first half of 2013 yielded record profit levels for our Lamons business, but results in the subsequent four quarters have been lower than historical levels and the demand has not yet fully recovered. As a result, we announced the closure of a small sales branch in China and a manufacturing facility in Brazil during the second quarter of 2014, which are actions designed to better balance current and anticipated demand and capacity. While these actions should improve profitability in the short-term, if demand and profitability continue below historical levels and expectations, we may consider further actions within this business and be required to assess the utility of our long-lived assets.
In addition to the energy end market challenges, while the move of our largest manufacturing facility in the Cequent Americas reportable segment is complete, 2014 should be a year of continually increasing efficiencies of the facility and assessing the supply chain and related logistics to optimize the costs thereof. We also expect to devote considerable effort into fully-integrating our ten acquisitions completed during 2013 into our businesses and gaining the expected synergies.
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
During the quarter ended June 30, 2014, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 10, "Long-term Debt," and Note 11, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of June 30, 2014, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.2(c)
Second Amended and Restated Fee Letter, dated as of April 17, 2014, between Wells Fargo Bank, National Association, as Administrative Agent, TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, and the persons from time to time party thereto as Purchasers.

10.3(c)
Amendment No. 4, dated as of April 17, 2014, to the Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2012, as amended, among TriMas Corporation, the subsidiaries of TriMas Corporation identified as Sellers, and TSPC, Inc., as Purchaser.

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

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	July 31, 2014	By:	A. Mark Zeffiro Executive Vice President & Chief Financial Officer