Form 10-Q
period 2014-09-30
TRIMAS CORP
filed 2014-10-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 22, 2014, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,267,649 shares.

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

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$30,070	$27,000
Receivables, net of reserves of approximately $4.8 million and $3.6 million as of September 30, 2014 and December 31, 2013, respectively	222,140	180,210
Inventories	262,810	270,690
Deferred income taxes	18,340	18,340
Prepaid expenses and other current assets	18,830	18,770
Total current assets	552,190	515,010
Property and equipment, net	214,550	206,150
Goodwill	321,550	309,660
Other intangibles, net	207,590	219,530
Other assets	45,370	50,430
Total assets	$1,341,250	$1,300,780
Liabilities, Redeemable Noncontrolling Interests and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$11,430	$10,290
Accounts payable	166,200	166,090
Accrued liabilities	85,880	85,130
Total current liabilities	263,510	261,510
Long-term debt	329,690	295,450
Deferred income taxes	52,930	64,940
Other long-term liabilities	94,410	99,990
Total liabilities	740,540	721,890
Redeemable noncontrolling interests	—	29,480
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,267,649 shares at September 30, 2014 and 45,003,214 shares at December 31, 2013	450	450
Paid-in capital	805,950	816,450
Accumulated deficit	(228,320)	(295,320)
Accumulated other comprehensive income	22,630	27,830
Total shareholders' equity	600,710	549,410
Total liabilities, redeemable noncontrolling interests and shareholders' equity	$1,341,250	$1,300,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$380,120	$354,910	$1,148,510	$1,068,410
Cost of sales	(282,070)	(260,800)	(845,100)	(788,120)
Gross profit	98,050	94,110	303,410	280,290
Selling, general and administrative expenses	(65,540)	(60,890)	(193,970)	(181,490)
Net gain (loss) on dispositions of property and equipment	(240)	10,360	(490)	10,350
Operating profit	32,270	43,580	108,950	109,150
Other expense, net:
Interest expense	(3,360)	(5,570)	(10,270)	(16,320)
Other income (expense), net	(2,370)	2,480	(5,220)	560
Other expense, net	(5,730)	(3,090)	(15,490)	(15,760)
Income from continuing operations before income tax expense	26,540	40,490	93,460	93,390
Income tax expense	(8,150)	(10,240)	(29,410)	(21,880)
Income from continuing operations	18,390	30,250	64,050	71,510
Income (loss) from discontinued operations, net of income tax expense	3,840	(300)	3,760	280
Net income	22,230	29,950	67,810	71,790
Less: Net income attributable to noncontrolling interests	—	1,320	810	3,090
Net income attributable to TriMas Corporation	$22,230	$28,630	$67,000	$68,700
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.41	$0.72	$1.41	$1.72
Discontinued operations	0.08	(0.01)	0.08	0.01
Net income per share	$0.49	$0.71	$1.49	$1.73
Weighted average common shares—basic	44,919,340	40,345,828	44,863,008	39,668,693
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.41	$0.71	$1.40	$1.71
Discontinued operations	0.08	(0.01)	0.08	0.01
Net income per share	$0.49	$0.70	$1.48	$1.72
Weighted average common shares—diluted	45,276,199	40,746,503	45,231,058	40,029,425

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$22,230	$29,950	$67,810	$71,790
Other comprehensive income:
Amortization of defined benefit plan deferred losses (net of tax of $0.1 million for the three months ended September 30, 2014 and 2013, and $0.2 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively) (Note 17)	180	210	530	600
Foreign currency translation	(10,620)	(1,930)	(5,760)	(12,540)
Net changes in unrealized gain (loss) on derivative instruments (net of tax of $0.1 million and ($0.5) million, and $0.2 million and $2.5 million for the three and nine months ended September 30, 2014 and 2013, respectively) (Note 12)	250	(800)	30	3,950
Total other comprehensive income (loss)	(10,190)	(2,520)	(5,200)	(7,990)
Total comprehensive income	12,040	27,430	62,610	63,800
Less: Net income attributable to noncontrolling interests	—	1,320	810	3,090
Total comprehensive income attributable to TriMas Corporation	$12,040	$26,110	$61,800	$60,710

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$67,810	$71,790
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of assets	(6,320)	(10,350)
Bargain purchase gain	—	(2,880)
Depreciation	24,190	22,190
Amortization of intangible assets	16,630	14,420
Amortization of debt issue costs	1,430	1,310
Deferred income taxes	(6,910)	(3,180)
Non-cash compensation expense	6,690	7,110
Excess tax benefits from stock based compensation	(1,100)	(1,280)
Increase in receivables	(43,520)	(48,560)
Decrease in inventories	7,380	1,800
(Increase) decrease in prepaid expenses and other assets	2,320	(7,100)
Decrease in accounts payable and accrued liabilities	(3,460)	(4,280)
Other, net	(240)	290
Net cash provided by operating activities, net of acquisition impact	64,900	41,280
Cash Flows from Investing Activities:
Capital expenditures	(27,770)	(35,150)
Acquisition of businesses, net of cash acquired	(27,510)	(56,000)
Net proceeds from disposition of assets	6,990	10,720
Net cash used for investing activities	(48,290)	(80,430)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	—	174,720
Proceeds from borrowings on term loan facilities	134,080	150,090
Repayments of borrowings on term loan facilities	(139,800)	(151,710)
Proceeds from borrowings on revolving credit and accounts receivable facilities	732,480	632,740
Repayments of borrowings on revolving credit and accounts receivable facilities	(687,520)	(575,730)
Distributions to noncontrolling interests	(580)	(1,910)
Payment for noncontrolling interests	(51,000)	—
Proceeds from contingent consideration related to disposition of businesses	—	1,030
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,780)	(3,930)
Proceeds from exercise of stock options	480	1,340
Excess tax benefits from stock based compensation	1,100	1,280
Net cash provided by (used for) financing activities	(13,540)	227,920
Cash and Cash Equivalents:
Increase for the period	3,070	188,770
At beginning of period	27,000	20,580
At end of period	$30,070	$209,350
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,960	$12,610
Cash paid for taxes	$25,610	$29,880
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Nine Months Ended September 30, 2014
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2013	$450	$816,450	$(295,320)	$27,830	$549,410
Net income attributable to TriMas Corporation	—	—	67,000	—	67,000
Other comprehensive loss	—	—	—	(5,200)	(5,200)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,780)	—	—	(2,780)
Stock option exercises and restricted stock vestings	—	480	—	—	480
Excess tax benefits from stock based compensation	—	1,100	—	—	1,100
Non-cash compensation expense	—	6,690	—	—	6,690
Acquisition of remaining 30% interest in Arminak & Associates, LLC (net of tax of $8.4 million) (Note 7)	—	(15,990)	—	—	(15,990)
Balances, September 30, 2014	$450	$805,950	$(228,320)	$22,630	$600,710

The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace, Engineered Components, Cequent Asia Pacific Europe Africa ("Cequent APEA") and Cequent Americas. The Company renamed its former "Aerospace & Defense" reportable segment "Aerospace" effective in the third quarter of 2014 following the cessation of operations of NI Industries. See Note 5, "Discontinued Operations," for further information. See Note 14, "Segment Information," for further information on each of the Company's reportable segments.
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
4. Facility Closures and Sale of Business
Facility Closures
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013. During 2013, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million, of which $3.8 million was recorded in the three months ended March 31, 2013 and is included in cost of sales in the accompanying consolidated statement of income. Additionally, during 2012, the Company recorded charges of approximately $1.2 million, primarily for severance benefits for salaried employees to be involuntarily terminated as part of the closure. As of September 30, 2014, the hourly and salaried severance benefits have been fully paid.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

In addition, during the three and nine months ended September 30, 2013, the Company incurred approximately $0.5 million and $1.2 million, respectively, of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer utilizes following the facility closure.
São Paulo, Brazil facility
In June 2014, the Company announced the restructuring of its Brazilian business within the Energy reportable segment, including plans to close its manufacturing facility in São Paulo, Brazil by the end of 2014. In connection with this action, the Company recorded charges of approximately $0.5 million, primarily related to severance benefits, which is included in cost of sales in the accompanying consolidated statement of income, for its approximately 60 employees to be involuntarily terminated as a result of this closure.
The Company's manufacturing facility in São Paulo is subject to a lease agreement expiring in 2022. The Company is currently assessing the potential recoverability of its future lease obligations for this facility, and will record an estimate of any future unrecoverable lease obligations upon the cease-use date of the facility.
Sale of Business
On August 5, 2013, the Company announced the sale of its business in Italy within the Packaging reportable segment for cash of approximately $10.3 million. As a result, the Company recorded a pre-tax gain of approximately $10.5 million, of which $7.9 million related to the release of historical currency translation adjustments into income.
5. Discontinued Operations
During the third quarter of 2014, the Company ceased operations of its NI Industries business. NI Industries manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract. The Company received approximately $6.7 million for the sale of certain intellectual property and related inventory and tooling. This amount is included in the income from discontinued operations in the accompanying consolidated statement of income.
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
The results of the aforementioned businesses are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales	$80	$710	$3,410	$3,020
Income (loss) from discontinued operations before income tax expense	$6,040	$(480)	$5,910	$320
Income tax benefit (expense)	(2,200)	180	(2,150)	(40)
Income (loss) from discontinued operations, net of income tax expense	$3,840	$(300)	$3,760	$280
6. Acquisitions
In July 2014, the Company completed the acquisition of Lion Holdings PVT. Ltd. ("Lion Holdings") within the Company's Packaging reportable segment for the amount of approximately $28 million, net of cash acquired. Located in both India and

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Vietnam, Lion Holdings specializes in the manufacture of highly engineered dispensing solutions and generated approximately $10 million in revenue for the twelve months ended June 30, 2014.
During the first nine months of 2013, the Company completed acquisitions for an aggregate amount of approximately $56 million, net of cash acquired. Of these acquisitions, the most significant are as follows:

•
Martinic Engineering, Inc. ("Martinic") within the Company's Aerospace reportable segment is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems located in the United States and generated approximately $13 million in revenue for the twelve months ended December 31, 2012.

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

•
The towing technology and business assets of AL-KO GmbH ("AL-KO"), located in both Germany and Finland, and also within the Company's Cequent APEA reportable segment. The acquired assets generated approximately $16 million of revenue for the twelve months ended June 30, 2013. The fair value of the AL-KO net assets exceeded the purchase price, resulting in a bargain purchase gain of approximately $2.9 million, which is included in other income (expense), net in the accompanying consolidated statement of income for the three and nine months ended September 30, 2013.

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
On March 11, 2014, in lieu of the put and call options in the original purchase agreement, the Company entered into a new agreement to purchase the entire 30% noncontrolling interest in Arminak for a cash purchase price of $51.0 million. The purchase agreement also includes additional contingent consideration of up to $7.0 million, with the amount to be earned based on the achievement of certain levels of 2015 financial performance. In order to estimate the fair value of the contingent consideration, the Company utilized the Monte Carlo valuation method, using variations of expected future payouts given certain significant assumptions including expected revenue and earnings growth, volatility and risk. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. As of September 30, 2014, the estimated liability for the payout of contingent consideration is $3.1 million. The final contingent consideration is expected to be paid, if earned, in the second quarter of 2016.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
8. Goodwill and Other Intangible Assets
During the third quarter of 2014, based on a few consecutive quarters of revenue and earnings declines compared to historical levels within the Company's Energy reporting unit, the Company determined that there were indicators of a decline in fair value of the Energy reporting unit, which also may indicate a potential impairment of the recorded goodwill. As such, the Company conducted a Step 1 quantitative goodwill impairment analysis as required by the authoritative accounting literature. The Company utilized both income and market-based approaches, placing a 75% and 25% weighting on each, respectively. Significant management assumptions used under the income approach were a weighted average cost of capital of 13% and an estimated residual growth rate of 3%. In considering the weighted average cost of capital for the reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions. Upon completion of the goodwill impairment test, the Company determined that the fair value of the Energy reporting unit exceeded the carrying value by more than 20%, and thus there was no goodwill impairment. In addition, a 1% reduction in residual growth rate combined with a 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment test.
Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are summarized as follows:

	Packaging	Energy	Aerospace	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2013	$158,060	$75,920	$61,080	$7,420	$—	$7,180	$309,660
Goodwill from acquisitions	15,270	—	—	—	—	—	15,270
Foreign currency translation and other	(2,440)	(1,020)	110	—	—	(30)	(3,380)
Balance, September 30, 2014	$170,890	$74,900	$61,190	$7,420	$—	$7,150	$321,550

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The gross carrying amounts and accumulated amortization of the Company's other intangibles as of September 30, 2014 and December 31, 2013 are summarized below. The Company amortizes these assets over periods ranging from 1 to 30 years.

	As of September 30, 2014		As of December 31, 2013
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$110,170	$(42,260)	$105,090	$(36,260)
Customer relationships, 15 – 25 years	154,610	(100,370)	154,610	(94,200)
Total customer relationships	264,780	(142,630)	259,700	(130,460)
Technology and other, 1 – 15 years	38,930	(31,110)	38,980	(28,940)
Technology and other, 17 – 30 years	44,110	(27,000)	43,990	(25,310)
Total technology and other	83,040	(58,110)	82,970	(54,250)
Indefinite-lived intangible assets:
Trademark/Trade names	60,510	—	61,570	—
Total other intangible assets	$408,330	$(200,740)	$404,240	$(184,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Technology and other, included in cost of sales	$1,210	$1,200	$3,620	$3,610
Customer relationships, included in selling, general and administrative expenses	4,430	3,000	13,010	10,810
Total amortization expense	$5,640	$4,200	$16,630	$14,420
9. Inventories
Inventories consist of the following components:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Finished goods	$162,130	$173,140
Work in process	30,200	31,880
Raw materials	70,480	65,670
Total inventories	$262,810	$270,690

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

10. Property and Equipment, Net
Property and equipment consists of the following components:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Land and land improvements	$6,410	$5,520
Buildings	64,190	61,960
Machinery and equipment	376,810	351,960
	447,410	419,440
Less: Accumulated depreciation	232,860	213,290
Property and equipment, net	$214,550	$206,150
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,760	$6,440	$20,480	$18,910
Depreciation expense, included in selling, general and administrative expense	1,110	1,190	3,700	3,270
Total depreciation expense	$7,870	$7,630	$24,180	$22,180
11. Long-term Debt
The Company's long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Credit Agreement	$271,430	$246,130
Receivables facility and other	69,690	59,610
	341,120	305,740
Less: Current maturities, long-term debt	11,430	10,290
Long-term debt	$329,690	$295,450
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
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At September 30, 2014 and December 31, 2013, the Company had letters of credit of approximately $21.9 million and $24.1 million, respectively, issued and outstanding.
At September 30, 2014, the Company had $103.0 million outstanding under its revolving credit facility and had $452.1 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. At December 31, 2013, the Company had $71.1 million outstanding under its revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $366.7 million and $360.3 million at September 30, 2014 and December 31, 2013, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At September 30, 2014, the Company was in compliance with its financial and other covenants contained in the Credit Agreement.
As of September 30, 2014 and December 31, 2013, the Company's Credit Agreement traded at approximately 99.2% and 99.8% of par value, respectively. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. During the second quarter of 2014, the Company amended this $105.0 million facility, reducing the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.15%. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018.
Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.15% and 1.20% as of September 30, 2014 and 2013, respectively, and a fee on the unused portion of the facility of 0.35% and 0.40% as of September 30, 2014 and 2013, respectively.
The Company had $66.3 million and $57.0 million outstanding under the facility as of September 30, 2014 and December 31, 2013, respectively, and $27.1 million and $20.2 million, respectively, available but not utilized. Aggregate costs incurred under the facility were $0.3 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 16, 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of September 30, 2014, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.8%.
Other Bank Debt
The Company's Australian subsidiary is party to a debt agreement which matures on October 31, 2014 and is secured by substantially all the assets of the subsidiary. At September 30, 2014 and December 31, 2013, the balance outstanding under this agreement was approximately $2.2 million and $0.7 million, respectively, at an average interest rate of 4.6% at each of the periods then ended.
In the second quarter of 2014, the Company's Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. dollar prime rate plus 0.75%. No amounts were outstanding on this facility as of September 30, 2014.
12. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of September 30, 2014, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $11.0 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and the Thai baht and the Australian dollar and mature at specified monthly settlement dates through March 2015. At inception, the Company designated the foreign currency forward contracts as cash flow hedges.
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
Financial Statement Presentation
As of September 30, 2014 and December 31, 2013, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2014	December 31, 2013
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$1,890	$2,080
Interest rate swap	Accrued liabilities	(260)	(360)
Foreign currency forward contracts	Other assets	190	—
Total derivatives designated as hedging instruments		$1,820	$1,720

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three and nine months ended September 30, 2014 and 2013:

	Amount of Income Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended September 30,		Nine months ended September 30,
	As of September 30, 2014	As of December 31, 2013	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2014	2013	2014	2013
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	$1,010	$1,060	Interest expense	$(240)	$(240)	$(730)	$(560)
Foreign currency forward contracts	$80	$—	Cost of sales	$150	$—	$370	$—
Over the next 12 months, the Company expects to reclassify approximately $0.3 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swap are funded and approximately $0.1 million of pre-tax deferred gains from AOCI to cost of sales as the intercompany inventory purchases are settled.

		Amount of Loss Recognized in Earnings on Derivatives
	Location of Loss Recognized in Earnings on Derivatives	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swap	Interest expense	$—	$(140)	$—	$(410)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swap and foreign currency forward contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
September 30, 2014
Interest rate swap	Recurring	$1,630	$—	$1,630	$—
Foreign currency forward contracts	Recurring	$190	$—	$190	$—
December 31, 2013
Interest rate swap	Recurring	$1,720	$—	$1,720	$—
13. Commitments and Contingencies
Asbestos
As of September 30, 2014, the Company was a party to 1,105 pending cases involving an aggregate of 8,001 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2013	7,880	360	226	39	$8,294	$2,620,000
Nine Months Ended September 30, 2014	7,975	151	103	22	$8,973	$1,987,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 8,001 claims pending at September 30, 2014, 102 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	76	13	13	26	57	19	94	7	1
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all asbestos-related cases, some of which were filed over 20 years ago, have been approximately $6.8 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.
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
Aerospace – Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners and other precision machined parts used in the commercial, business and military aerospace industries.

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
Segment activity is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Net Sales
Packaging	$89,320	$82,010	$257,000	$235,000
Energy	50,290	47,680	155,390	161,420
Aerospace	27,410	25,830	86,420	68,230
Engineered Components	55,310	47,540	165,060	143,830
Cequent APEA	44,290	40,950	127,560	111,330
Cequent Americas	113,500	110,900	357,080	348,600
Total	$380,120	$354,910	$1,148,510	$1,068,410
Operating Profit (Loss)
Packaging	$20,770	$31,320	$59,670	$65,550
Energy	(1,100)	1,450	870	12,530
Aerospace	3,870	6,350	14,390	15,810
Engineered Components	8,090	2,860	24,920	14,450
Cequent APEA	3,210	3,570	7,930	9,300
Cequent Americas	8,660	7,440	31,310	21,030
Corporate expenses	(11,230)	(9,410)	(30,140)	(29,520)
Total	$32,270	$43,580	$108,950	$109,150
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock options during the nine months ended September 30, 2014. Information related to stock options at September 30, 2014 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	342,448	$9.92
Exercised	(78,741)	20.70
Cancelled	—	—
Expired	—	—
Outstanding at September 30, 2014	263,707	$6.70	3.8	$4,648,058
During the nine months ended September 30, 2014, 800 stock options vested, with all 263,707 outstanding options being exercisable under the Plans as of September 30, 2014. The Company did not incur significant stock-based compensation expense related to stock options during the nine months ended September 30, 2014 and 2013.
Restricted Shares
The Company awarded 600 restricted stock grants to certain employees during the third quarter of 2014. These shares are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company.
During the nine months ended September 30, 2014, the Company issued 7,409 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
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
Information related to restricted shares at September 30, 2014 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	654,400	$26.00
Granted	352,082	33.23
Vested	(251,647)	25.71
Cancelled	(10,856)	28.24
Outstanding at September 30, 2014	743,979	$29.49	1.2	$18,101,009
As of September 30, 2014, there was approximately $10.2 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.0 years.
The Company recognized approximately $2.3 million and $2.4 million of stock-based compensation expense related to restricted shares during the three months ended September 30, 2014 and 2013, respectively, and approximately $6.7 million and $7.1 million for the nine months ended September 30, 2014 and 2013, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
16. Earnings per Share
Net earnings are divided by the weighted average number of shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 220,535 and 231,434 restricted shares for the three months ended September 30, 2014 and 2013, respectively, and 221,835 and 176,667 restricted shares for the nine months ended September 30, 2014 and 2013, respectively. The calculation of diluted earnings per share also included options to purchase 136,324 and 169,241 shares of common stock for the three months ended September 30, 2014 and 2013, respectively, and 146,215 and 184,065 shares of common stock for the nine months ended September 30, 2014 and 2013, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

17. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Pension Plans				Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
	(dollars in thousands)
Service costs	$190	$170	$570	$520	$—	$—	$—	$—
Interest costs	450	410	1,330	1,230	10	10	30	30
Expected return on plan assets	(510)	(460)	(1,550)	(1,380)	—	—	—	—
Amortization of prior service cost	—	—	10	10	—	—	—	—
Amortization of net (gain)/loss	270	320	830	960	(20)	(20)	(70)	(60)
Net periodic benefit cost	$400	$440	$1,190	$1,340	$(10)	$(10)	$(40)	$(30)
The Company contributed approximately $0.8 million and $1.8 million to its defined benefit pension plans during the three and nine months ended September 30, 2014, respectively. The Company expects to contribute approximately $2.3 million to its defined benefit pension plans for the full year 2014.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

18. Other Comprehensive Income
Changes in AOCI by component for the nine months ended September 30, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized (losses) arising during the period	—	(90)	(5,760)	(5,850)
Less: Net realized (losses) reclassified to net income (a)	(530)	(120)	—	(650)
Net current-period change	530	30	(5,760)	(5,200)
Balance, September 30, 2014	$(10,310)	$1,090	$31,850	$22,630
__________________________
(a) Defined benefit plans, net of income tax of $0.2 million. See Note 17, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.2 million. See Note 12, "Derivative Instruments," for further details.
Changes in AOCI by component for the nine months ended September 30, 2013 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2012	$(12,440)	$(1,680)	$53,380	$39,260
Net unrealized gains (losses) arising during the period	600	3,340	(4,630)	(690)
Less: Net realized gains (losses) reclassified to net income (a)	—	(610)	7,910	7,300
Net current-period change	600	3,950	(12,540)	(7,990)
Balance, September 30, 2013	$(11,840)	$2,270	$40,840	$31,270
__________________________
(a) Derivative instruments, net of income tax of $0.4 million. See Note 12, "Derivative Instruments," for additional details. Foreign currency translation, see Note 4, "Facility Closure and Sale of Business," for further details.
19. Subsequent Events
Acquisition
In October 2014, the Company acquired the stock of Allfast Fastening Systems, Inc. ("Allfast") for the cash purchase price of approximately $360 million, at which time it became part of the Company's Aerospace reportable segment. The purchase price remains subject to the finalization of a net working capital adjustment, if any. Located in California, Allfast is a global manufacturer of solid and blind rivets, blind bolts, temporary fasteners and installation tools for the aerospace industry and generated approximately $56 million in revenue for the twelve months ended September 30, 2014.
Debt Financing

In October 2014, the Company amended its Credit Agreement to allow for the borrowing of an incremental $275 million senior secured term loan A facility. The proceeds from the incremental term loan A plus cash and additional borrowings under the Company’s existing senior secured revolving credit facility were used to fund the Allfast acquisition. The incremental term loan A bears interest at borrowing rates consistent with the remainder of the Credit Agreement, amortizes quarterly and matures on October 16, 2018.

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
Introduction
We are a global manufacturer and distributor of products for commercial, industrial and consumer markets. We are principally engaged in six reportable segments: Packaging, Energy, Aerospace, Engineered Components, Cequent APEA and Cequent Americas.
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Global economic conditions, while remaining a bit choppy, have stabilized over the past 18 to 24 months, albeit with little or no overall economic growth, particularly in the United States. Based on the implementation of our organic and acquisition growth strategies, we have generated higher year-over-year net sales levels in five of our six reportable segments, with the exception being our Energy reportable segment. After strong demand in our Energy reportable segment in the first half of 2013, principally in the United States from engineering and construction customers, demand in the back half of 2013 and into 2014 has significantly declined, both in the United States and abroad, as petrochemical plants and refinery customers continue to defer shutdown activity combined with decreases in engineering and construction and original equipment manufacturers ("OEMs") customer activity. Given the reduced demand and resulting profitability challenges, we announced the closure of a sales branch in China and a manufacturing facility in Brazil during the second quarter of 2014, and may need to evaluate further actions should this negative trend continue.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments, moving toward more efficient facilities and lower cost country production. While our growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to the incurrence of duplicate move, acquisition diligence and integration costs, resulting from the acquisition of businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. In addition to the energy end-market challenges, we have also incurred significant costs related to manufacturing inefficiencies associated with changes in aerospace customer demand, with the trend toward smaller lot sizes and less consistent order patterns over the past few quarters. While these challenges and endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the Innovative Molding and Arminak & Associates acquisitions have been integrated) as we integrate them into our businesses and capitalize on productivity initiatives and volume efficiencies.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended September 30, 2014 and 2013:

	Three months ended September 30,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$89,320	23.5%	$82,010	23.1%
Energy	50,290	13.2%	47,680	13.4%
Aerospace	27,410	7.2%	25,830	7.3%
Engineered Components	55,310	14.5%	47,540	13.4%
Cequent APEA	44,290	11.7%	40,950	11.5%
Cequent Americas	113,500	29.9%	110,900	31.3%
Total	$380,120	100.0%	$354,910	100.0%
Gross Profit
Packaging	$31,200	34.9%	$30,490	37.2%
Energy	10,250	20.4%	10,190	21.4%
Aerospace	6,720	24.5%	9,260	35.8%
Engineered Components	11,710	21.2%	6,940	14.6%
Cequent APEA	8,800	19.9%	8,310	20.3%
Cequent Americas	29,370	25.9%	28,920	26.1%
Total	$98,050	25.8%	$94,110	26.5%
Selling, General and Administrative Expenses
Packaging	$10,330	11.6%	$9,620	11.7%
Energy	11,220	22.3%	8,740	18.3%
Aerospace	2,850	10.4%	2,890	11.2%
Engineered Components	3,600	6.5%	4,010	8.4%
Cequent APEA	5,600	12.6%	4,730	11.6%
Cequent Americas	20,710	18.2%	21,490	19.4%
Corporate expenses	11,230	N/A	9,410	N/A
Total	$65,540	17.2%	$60,890	17.2%
Operating Profit (Loss)
Packaging	$20,770	23.3%	$31,320	38.2%
Energy	(1,100)	(2.2)%	1,450	3.0%
Aerospace	3,870	14.1%	6,350	24.6%
Engineered Components	8,090	14.6%	2,860	6.0%
Cequent APEA	3,210	7.2%	3,570	8.7%
Cequent Americas	8,660	7.6%	7,440	6.7%
Corporate expenses	(11,230)	N/A	(9,410)	N/A
Total	$32,270	8.5%	$43,580	12.3%
Depreciation and Amortization
Packaging	$5,230	5.9%	$4,810	5.9%
Energy	990	2.0%	220	0.5%
Aerospace	1,300	4.7%	910	3.5%
Engineered Components	1,090	2.0%	1,060	2.2%
Cequent APEA	1,950	4.4%	1,600	3.9%
Cequent Americas	2,800	2.5%	3,170	2.9%
Corporate expenses	150	N/A	60	N/A
Total	$13,510	3.6%	$11,830	3.3%

The following table summarizes financial information for our reportable segments for the nine months ended September 30, 2014 and 2013:

	Nine months ended September 30,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$257,000	22.4%	$235,000	22.0%
Energy	155,390	13.5%	161,420	15.1%
Aerospace	86,420	7.5%	68,230	6.4%
Engineered Components	165,060	14.4%	143,830	13.5%
Cequent APEA	127,560	11.1%	111,330	10.4%
Cequent Americas	357,080	31.1%	348,600	32.6%
Total	$1,148,510	100.0%	$1,068,410	100.0%
Gross Profit
Packaging	$89,790	34.9%	$84,080	35.8%
Energy	32,700	21.0%	40,430	25.0%
Aerospace	24,910	28.8%	24,190	35.5%
Engineered Components	35,680	21.6%	24,950	17.3%
Cequent APEA	24,970	19.6%	23,210	20.8%
Cequent Americas	95,360	26.7%	83,430	23.9%
Total	$303,410	26.4%	$280,290	26.2%
Selling, General and Administrative Expenses
Packaging	$29,990	11.7%	$29,010	12.3%
Energy	31,680	20.4%	27,850	17.3%
Aerospace	10,510	12.2%	8,360	12.3%
Engineered Components	10,610	6.4%	10,440	7.3%
Cequent APEA	17,050	13.4%	13,890	12.5%
Cequent Americas	63,990	17.9%	62,420	17.9%
Corporate expenses	30,140	N/A	29,520	N/A
Total	$193,970	16.9%	$181,490	17.0%
Operating Profit (Loss)
Packaging	$59,670	23.2%	$65,550	27.9%
Energy	870	0.6%	12,530	7.8%
Aerospace	14,390	16.7%	15,810	23.2%
Engineered Components	24,920	15.1%	14,450	10.0%
Cequent APEA	7,930	6.2%	9,300	8.4%
Cequent Americas	31,310	8.8%	21,030	6.0%
Corporate expenses	(30,140)	N/A	(29,520)	N/A
Total	$108,950	9.5%	$109,150	10.2%
Depreciation and Amortization
Packaging	$15,170	5.9%	$14,190	6.0%
Energy	3,380	2.2%	2,660	1.6%
Aerospace	4,100	4.7%	2,670	3.9%
Engineered Components	3,360	2.0%	3,150	2.2%
Cequent APEA	5,750	4.5%	4,060	3.6%
Cequent Americas	8,740	2.4%	9,710	2.8%
Corporate expenses	310	N/A	160	N/A
Total	$40,810	3.6%	$36,600	3.4%

Results of Operations
The principal factors impacting us during the three months ended September 30, 2014, compared with the three months ended September 30, 2013, were:

•	the impact of our various acquisitions during 2014 and 2013 (see below for the impact by reportable segment);

•	business unit restructuring within our Energy reportable segment, under which we incurred approximately $2.1 million of costs during the third quarter of 2014;

•
manufacturing and distribution footprint consolidation and relocation projects within our Cequent Americas reportable segment, under which we incurred approximately $0.4 million of costs during the third quarter of 2014, as compared to $4.8 million of such costs during the third quarter of 2013;

•	the sale of our business in Italy within the Packaging reportable segment during the third quarter of 2013, for which we recorded a pre-tax gain of approximately $10.5 million;

•	our equity offering during the third quarter of 2013, where we issued 5,175,000 shares of common stock for net proceeds of approximately $174.7 million; and

•	entry into our new credit agreement ("Credit Agreement") in the fourth quarter of 2013, which allowed us to reduce interest costs.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Overall, net sales increased approximately $25.2 million, or approximately 7.1%, to $380.1 million for the three months ended September 30, 2014, as compared with $354.9 million in the three months ended September 30, 2013. During the third quarter of 2014, net sales increased in all of our reportable segments. Of the sales increase, approximately $19.4 million was due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins, increased sales to existing customers and the impact of continued strength in certain of our end markets primarily in our Engineered Components and Packaging reportable segments. Sales in our Energy reportable segment increased primarily due to increased demand in North America and increased sales in our international branches. These increases were partially offset by a decrease in sales related to lower demand from our large distribution customers in our Aerospace reportable segment. In addition, net sales decreased due to restructuring activities in our Energy reportable segment and approximately $2.0 million related to the third quarter 2013 sale of our Italian rings and levers business in our Packaging reportable segment. Net sales increased by approximately $1.6 million due to net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 25.8% and 26.5% for the three months ended September 30, 2014 and 2013, respectively. Gross profit margin increased in our Engineered Components reportable segment due to increased fixed cost absorption on higher sales levels and due to continued productivity. Gross profit margin also increased due to continued productivity, cost reductions and automation efforts primarily in our Packaging and Cequent Americas reportable segments. Additionally, gross profit margin was favorably impacted in our Cequent Americas reportable segment due to approximately $3.1 million of charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during the three months ended September 30, 2013 that did not repeat in 2014. These increases in gross profit margin were more than offset by increased freight costs in our Cequent Americas reportable segment, less favorable product sales mix primarily in our Packaging, Aerospace, Energy and Cequent APEA reportable segments, increased material costs in our Cequent Americas, Packaging and Engineered Components reportable segments, manufacturing inefficiencies in our Aerospace reportable segment and the impact of restructuring in our Energy reportable segment. In addition, we continued to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses.
Operating profit margin (operating profit as a percentage of sales) approximated 8.5% and 12.3% for the three months ended September 30, 2014 and 2013, respectively. Operating profit decreased approximately $11.3 million, or 26.0%, to $32.3 million for the three months ended September 30, 2014, from $43.6 million for the three months ended September 30, 2013, primarily due to an approximate $10.5 million gain recognized during the third quarter of 2013 within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. Additionally, operating profit margin decreased due to a less favorable product sales mix, primarily in our Packaging, Aerospace, Energy and Cequent APEA reportable segments and as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses, manufacturing and labor inefficiencies in our Aerospace reportable segment and the impact of restructuring in our Energy reportable segment. Partially offsetting the decreases in operating profit margin were continued productivity, cost reductions and automation efforts primarily in our Engineered Components, Packaging and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Engineered Components and Packaging reportable segments. Operating profit margin also increased due to a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment.
Interest expense decreased approximately $2.2 million, to $3.4 million, for the three months ended September 30, 2014, as compared to $5.6 million for the three months ended September 30, 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement during the fourth quarter of 2013. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, decreased to approximately 1.6% for the three months ended September 30, 2014, from 2.7% for the three months ended September 30, 2013. Interest expense further declined due to a decrease in our weighted-average variable rate borrowings to approximately $441.3 million in the three months ended September 30, 2014, from approximately $547.8 million in the three months ended September 30, 2013.
Other income (expense), net increased approximately $4.9 million, to $2.4 million of other expense, net for the three months ended September 30, 2014, compared to $2.5 million of other income, net for the three months ended September 30, 2013. The increase was primarily due to a bargain purchase gain of approximately $2.9 million on the acquisition of certain towing technology and business assets of AL-KO GmbH ("AL-KO") within our Cequent APEA reportable segment during the three months ended September 30, 2013 that did not recur, a reduction of certain indemnification assets related to uncertain tax liabilities during the three months ended September 30, 2014, and higher losses on transactions denominated in foreign currencies.
The effective income tax rates for the three months ended September 30, 2014 and 2013 were 30.7% and 25.3%, respectively. The increase in rates is due to higher earnings in the United States, both in total and as a percentage of total Company, and the absence of tax benefits resulting from the expiration of the American Taxpayer Relief Act of 2012, both of which resulted in an increase in income tax rates during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.
Net income from continuing operations decreased by approximately $11.9 million, to $18.4 million for the three months ended September 30, 2014, compared to $30.3 million for the three months ended September 30, 2013. The decrease was primarily the result of a $11.3 million decrease in operating profit, plus a $4.9 million increase in other expenses, partially offset by a $2.2 million reduction in interest expense and a $2.1 million decrease in income tax expense.
Net income attributable to noncontrolling interest was $1.3 million for the three months ended September 30, 2013. The income was related to our 70% acquisition of Arminak in February 2012, which represented the 30% interest not attributed to TriMas Corporation. We acquired the remaining 30% interest in Arminak on March 11, 2014. See Note 7, "Arminak & Associates," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $7.3 million, or 8.9%, to $89.3 million in the three months ended September 30, 2014, as compared to $82.0 million in the three months ended September 30, 2013. Sales of our specialty systems products increased by approximately $6.0 million, primarily due to growth from existing customers in the North American and European dispensing markets and continued penetration of the Asian market. Sales further increased $1.7 million resulting from the acquisition of Lion Holdings Pvt. Ltd. ("Lion Holdings") in July of 2014. Sales of our industrial closures decreased by approximately $1.1 million, as improved demand in North America and additional growth from new customers in Europe was more than offset by the loss of approximately $2.0 million in sales from our Italian business which was sold in the third quarter of 2013. In addition, sales increased by approximately $0.7 million due to net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $0.7 million to $31.2 million, or 34.9% of sales, in the three months ended September 30, 2014, as compared to $30.5 million, or 37.2% of sales, in the three months ended September 30, 2013. Gross profit increased primarily due to the increase in sales. Gross profit margin decreased primarily due to a less favorable product sales mix, as a larger percentage of our sales were generated by specialty dispensing products, increased material costs and as a result of costs incurred related to adding capacity to our two manufacturing facilities in China. These gross profit margin reductions were partially offset by continued productivity and automation initiatives.

Packaging's selling, general and administrative expenses increased approximately $0.7 million to $10.3 million, or 11.6% of sales, in the three months ended September 30, 2014, as compared to $9.6 million, or 11.7% of sales, in the three months ended September 30, 2013 primarily due to strategic investments made in order to continue to grow the business, including costs associated with the Lion Holdings acquisition. However, selling, general and administrative expenses remained relatively flat as a percentage of sales due to increased operating leverage gained on the higher sales levels.
Packaging's operating profit decreased approximately $10.5 million to $20.8 million, or 23.3% of sales, in the three months ended September 30, 2014, as compared to $31.3 million, or 38.2% of sales, in the three months ended September 30, 2013. Operating profit and margin decreased primarily due an approximate $10.5 million gain recognized on the sale of the Italian business in the third quarter of 2013, which included approximately $7.9 million related to the release of historical currency translation adjustments into net income. In addition, the less favorable product sales mix and additional costs incurred as we increase our capacity to meet expected demand, primarily in Asia, further reduced operating profit margins, with continued productivity and automation initiatives and additional operating leverage gained on the higher sales levels partially offsetting the decline.
Energy.    Net sales for the three months ended September 30, 2014 increased approximately $2.6 million, or 5.5%, to $50.3 million, as compared to $47.7 million in the three months ended September 30, 2013. Sales in North America increased by approximately $2.7 million, as increased demand for standard bolts and gaskets more than offset lower engineering and construction sales. In addition, sales further increased by $1.4 million in our international branches due to continued geographic market expansion and new products. These increases were partially offset by lower sales in China and Brazil as a result of our restructuring activities in those regions in the second quarter of 2014.
Gross profit within Energy increased approximately $0.1 million to $10.3 million, or 20.4% of sales, in the three months ended September 30, 2014, as compared to $10.2 million, or 21.4% of sales, in the three months ended September 30, 2013. While gross profit was essentially flat year-over-year, gross profit margin decreased primarily due to the impact of costs and inefficiencies resulting from the closure of our sales branch in China and restructuring in Brazil, including closing one of our manufacturing facilities, in the second quarter of 2014, additional costs incurred as part of our branch relocation in the United Kingdom and a less favorable product sales mix in North America.
Selling, general and administrative expenses within Energy increased approximately $2.5 million to $11.2 million, or 22.3% of sales, in the three months ended September 30, 2014, as compared to $8.7 million, or 18.3% of sales, in the three months ended September 30, 2013. This increase was primarily related to a $1.9 million reduction in value of certain intangible assets following the restructuring of our business in Brazil, as well as additional selling, general and administrative expenses associated with our recent branch openings and acquisitions.
Overall, operating profit within Energy decreased approximately $2.6 million to a loss of $1.1 million, or 2.2% of sales, in the three months ended September 30, 2014, as compared to $1.5 million of income, or 3.0% of sales, in the three months ended September 30, 2013. Operating profit dollars and margin both decreased as the impact of our two facility closures, branch relocation and higher selling, general and administrative expenses more than offset the profit impact of improved sales in the quarter.
Aerospace.    Net sales for the three months ended September 30, 2014 increased approximately $1.6 million, or 6.1%, to $27.4 million, as compared to $25.8 million in the three months ended September 30, 2013. Sales increased approximately $5.4 million related to the acquisition of Mac Fasteners, Inc. ("Mac") in the fourth quarter of 2013. Sales decreased in our legacy aerospace business due to lower demand from our large distribution customers.
Gross profit within Aerospace decreased approximately $2.6 million to $6.7 million, or 24.5% of sales, in the three months ended September 30, 2014, from $9.3 million, or 35.8% of sales, in the three months ended September 30, 2013, primarily due to lower sales levels in our legacy aerospace business. Gross profit margin decreased primarily due to manufacturing and labor inefficiencies resulting from increased change-over and processing related to smaller customer order quantities, less predictable than expected order patterns and a less favorable product sales mix. Additionally, gross profit margin declined due to our Mac acquisition having a lower gross margin than the legacy business.
Selling, general and administrative expenses remained flat at approximately $2.9 million, or 10.4% of sales, in the three months ended September 30, 2014, as compared to $2.9 million, or 11.2% of sales, in the three months ended September 30, 2013, as this segment was able to lower spending levels in the legacy business to offset the incremental normal operating selling, general and administrative costs associated with our Mac acquisition.
Operating profit within Aerospace decreased approximately $2.5 million to $3.9 million, or 14.1% of sales, in the three months ended September 30, 2014, as compared to $6.4 million, or 24.6% of sales, in the three months ended September 30, 2013, as the profit earned on higher sales levels was more than offset by manufacturing and labor inefficiencies, a less favorable product sales mix, and lower profit margins associated with our Mac acquisition.

Engineered Components.    Net sales for the three months ended September 30, 2014 increased approximately $7.8 million, or 16.3%, to $55.3 million, as compared to $47.5 million in the three months ended September 30, 2013. Sales in our industrial cylinder business increased by approximately $7.3 million, driven primarily by approximately $5.8 million in sales generated from our November 2013 cylinder asset acquisition, as well as increases in our domestic large high pressure cylinders. Sales in our engine business increased by approximately $0.5 million, as increased sales in our gas compression products of approximately $2.2 million resulting from both growth in our existing customer base and new customers was partially offset by decreased sales of our slow speed and compressor engines and related products primarily due to a reduced demand of our single cylinder engines.
Gross profit within Engineered Components increased approximately $4.8 million to $11.7 million, or 21.2% of sales, in the three months ended September 30, 2014, from $6.9 million, or 14.6% of sales, in the three months ended September 30, 2013, primarily as a result of margin improvement in our engine business, as well as higher sales levels in our industrial cylinder business. Gross profit margin in our industrial cylinder business remained flat with the prior year as continued productivity initiatives, increased operating leverage associated with the asset acquisition and other cost reductions were offset by a less favorable product sales mix. Gross profit margin in our engine business increased, as the lower fixed cost absorption we experienced during the third quarter of 2013 that was primarily a result of lower production and procurement levels did not recur in 2014, as well as a favorable product sales mix and continued productivity, which more than offset higher material costs.
Selling, general and administrative expenses decreased approximately $0.4 million to $3.6 million, or 6.5% of sales, in the three months ended September 30, 2014, as compared to $4.0 million, or 8.4% of sales, in the three months ended September 30, 2013, due to lower spending levels, primarily as we incurred diligence costs in 2013 associated with our cylinder asset acquisition, with selling, general and administrative expenses as a percent of sales improving primarily as a result of additional operating leverage.
Operating profit within Engineered Components increased approximately $5.2 million to $8.1 million, or 14.6% of sales, in the three months ended September 30, 2014, as compared to $2.9 million, or 6.0% of sales, in the three months ended September 30, 2013, primarily due to the increased sales levels, with operating profit margin improvement resulting from improved fixed cost absorption in our engine business, continued productivity, operating leverage of the acquired cylinder assets and lower selling, general and administrative costs as a percent of sales.
Cequent APEA.    Net sales increased approximately $3.3 million, or 8.2%, to $44.3 million in the three months ended September 30, 2014, as compared to $41.0 million in the three months ended September 30, 2013. The acquisition of the towing technology and associated assets of AL-KO, in July 2013, contributed approximately $2.9 million of incremental sales. In addition, sales increased due to the positive impact of currency exchange of approximately $0.8 million, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies. The increase was partially offset by the loss of an OEM product line produced in Thailand.
Cequent APEA's gross profit increased approximately $0.5 million to $8.8 million, or 19.9% of sales, in the three months ended September 30, 2014, from approximately $8.3 million, or 20.3% of sales, in the three months ended September 30, 2013. Gross profit dollars increased due to the higher sales levels and the impact of approximately $0.5 million of purchase accounting adjustments recorded during the three months ended September 30, 2013 related to the step-up in value and subsequent amortization of inventory in connection with our European acquisitions that did not recur in 2014. Gross profit margin decreased due to a less favorable product and regional sales mix, as the newly acquired European businesses and the growth initiatives in the retail and industrial channels yield lower margins than the legacy business.
Selling, general and administrative expenses increased approximately $0.9 million to $5.6 million, or 12.6% of sales, in the three months ended September 30, 2014, as compared to $4.7 million, or 11.6% of sales, in the three months ended September 30, 2013, primarily in support of our growth initiatives, including approximately $0.9 million of incremental ongoing selling, general and administrative costs related to operating the acquired former AL-KO towing technology assets.
Cequent APEA's operating profit decreased approximately $0.4 million to $3.2 million, or 7.2% of sales, in the three months ended September 30, 2014, as compared to $3.6 million, or 8.7% of net sales, in the three months ended September 30, 2013, as the operating profit dollars generated by the acquisition were more than offset by a less favorable product and regional sales mix and higher selling, general and administrative expenses associated with our growth and geographic expansion efforts.
Cequent Americas.    Net sales increased approximately $2.6 million, or 2.3%, to $113.5 million in the three months ended September 30, 2014, as compared to $110.9 million in the three months ended September 30, 2013, primarily due to year-over-year increases within our aftermarket and retail channels. Net sales within our aftermarket channel increased approximately $2.2 million, primarily due to our November 2013 acquisition of DHF Soluções Automotivas Ltda ("DHF"). Sales within our retail channel increased approximately $0.2 million, primarily due to increased demand from existing customers for towing and towing accessories products and higher sales of our broom and brush product line. Our other market channels remained relatively flat year-over-year.

Cequent Americas' gross profit increased approximately $0.5 million to $29.4 million, or 25.9% of sales, in the three months ended September 30, 2014, from approximately $28.9 million, or 26.1% of sales, in the three months ended September 30, 2013, primarily due to higher sales levels, continued productivity projects, including labor savings on the production now moved from our former Goshen, Indiana manufacturing facility to our lower cost country facilities, and vendor cost reductions. In addition, during the three months ended September 30, 2013, we recognized approximately $3.1 million of costs related to the move of production from our Goshen, Indiana manufacturing facility. Although gross profit dollars increased during the three months ended September 30, 2014, gross profit margin decreased primarily due to higher freight costs resulting from our footprint changes and inefficiencies resulting from ramp-up of production in our lower cost country facilities and higher material cost related to increased steel pricing.
Selling, general and administrative expenses decreased approximately $0.8 million to $20.7 million, or 18.2% of sales, in the three months ended September 30, 2014, as compared to $21.5 million, or 19.4% of sales, in the three months ended September 30, 2013, primarily due to approximately $1.2 million of costs incurred during the three months ended September 30, 2013 related to our actions to move and consolidate production facilities as well as lower legal expenses during the third quarter of 2014. Partially offsetting this decrease was higher costs associated with changing our distribution footprint in connection with the Goshen closure and move completion and higher ongoing selling, general and administrative costs associated with our DHF acquisition.
Cequent Americas' operating profit increased approximately $1.3 million to $8.7 million, or 7.6% of sales, in the three months ended September 30, 2014, as compared to $7.4 million, or 6.7% of net sales, in the three months ended September 30, 2013, due to the increase in sales levels, improved productivity and reduced costs resulting from our move of production to our lower cost country facilities and vendor cost reductions.
Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended September 30,
	2014	2013
	(in millions)
Corporate operating expenses	$5.1	$3.6
Employee costs and related benefits	6.1	5.8
Corporate expenses	$11.2	$9.4
Corporate expenses increased approximately $1.8 million to $11.2 million for the three months ended September 30, 2014, from $9.4 million for the three months ended September 30, 2013. The increase between years is primarily attributed to $1.9 million of acquisition due diligence costs.
Discontinued Operations.    The results of discontinued operations consists of the cessation of operations of the NI Industries business during September 2014. Income from discontinued operations, net of income tax expenses, was $3.8 million for the three months ended September 30, 2014, as compared to a loss from discontinued operations, net of income tax expenses of $0.3 million for the three months ended September 30, 2013. See Note 5, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Overall, net sales increased approximately $80.1 million, or approximately 7.5%, to $1,148.5 million for the nine months ended September 30, 2014, as compared with $1,068.4 million in the nine months ended September 30, 2013. During the first nine months of 2014, net sales increased in all of our reportable segments except for Energy. Of the sales increase, approximately $71.7 million was due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins and the impact of continued strength in certain of our end markets primarily in our Packaging, Engineered Components, Cequent Americas and Aerospace reportable segments. These increases were partially offset by a decrease in our Energy reportable segment due primarily to lower engineering and construction sales. In addition, sales decreased by approximately $10.2 million related to the third quarter of 2013 sale of our Italian rings and levers business in our Packaging reportable segment and by approximately $2.3 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA reportable segment.
Gross profit margin (gross profit as a percentage of sales) approximated 26.4% and 26.2% for the nine months ended September 30, 2014 and 2013, respectively. The gross profit margin in our Cequent Americas reportable segment increased as compared to the first nine months of 2013, due to approximately $9.9 million of charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during the nine months ended September 30, 2013 that did not repeat in 2014. Gross profit margin also increased due to continued productivity, cost reductions and automation efforts primarily in our Engineered Components, Packaging and Cequent Americas reportable segments. The increases in gross profit margin were partially offset by a less favorable product sales mix, primarily in our Energy, Aerospace, Cequent APEA and Packaging reportable segments, increased freight costs in our Cequent Americas reportable segment, manufacturing inefficiencies in our Aerospace reportable segment and the impact of the restructuring in our Energy reportable segment. In addition, we continue to experience an overall less favorable product sales mix in those reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses.
Operating profit margin (operating profit as a percentage of sales) approximated 9.5% and 10.2% for the nine months ended September 30, 2014 and 2013, respectively. Operating profit decreased approximately $0.2 million, or 0.2%, to $109.0 million for the nine months ended September 30, 2014, compared to $109.2 million for the nine months ended September 30, 2013, primarily due to an approximate $10.5 million gain recognized during the third quarter of 2013 within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. Additionally, operating profit and operating profit margin decreased due to a less favorable product sales mix, primarily in our Energy, Aerospace, Cequent APEA and Packaging reportable segments and as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses and manufacturing inefficiencies in our Aerospace reportable segment. Partially offsetting the decreases in operating profit margin were a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, continued productivity, cost reductions and automation efforts primarily in our Packaging, Engineered Components and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Packaging and Engineered Components reportable segments.
Interest expense decreased approximately $6.0 million, to $10.3 million, for the nine months ended September 30, 2014, as compared to $16.3 million for the nine months ended September 30, 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement during the fourth quarter of 2013. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, decreased to approximately 1.7% for the nine months ended September 30, 2014, from 2.7% for the nine months ended September 30, 2013. Interest expense further declined due to a decrease in our weighted-average variable rate borrowings to approximately $432.0 million in the nine months ended September 30, 2014, from approximately $545.0 million in the nine months ended September 30, 2013.
Other income (expense), net increased approximately $5.8 million, to $5.2 million of other expense for the nine months ended September 30, 2014, compared to $0.6 million of other income, net for the nine months ended September 30, 2013. The increase was primarily due to a bargain purchase gain of approximately $2.9 million on the acquisition of certain towing technology and business assets of AL-KO within our Cequent APEA reportable segment during the nine months ended September 30, 2013 that did not recur, a reduction of certain indemnification assets related to uncertain tax liabilities during the nine months ended September 30, 2014, and higher losses on transactions denominated in foreign currencies.
The effective income tax rates for the nine months ended September 30, 2014 and 2013 were 31.5% and 23.4%, respectively. The increase in the rate was primarily driven by an increase of earnings in the United States coupled with the absence of tax benefits as a result of the expiration of the American Taxpayer Relief Act of 2012 in the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Net income from continuing operations decreased by approximately $7.4 million, to $64.1 million for the nine months ended September 30, 2014, compared to $71.5 million for the nine months ended September 30, 2013. The decrease was primarily the result of a $7.5 million increase in income tax expense, plus a $5.8 million increase in other expenses, partially offset by a $6.1 million reduction in interest expense.
Net income attributable to noncontrolling interest was $0.8 million for the nine months ended September 30, 2014, compared to $3.1 million for the nine months ended September 30, 2013. The income relates to our 70% acquisition in Arminak in February 2012, which represents the 30% interest not attributed to TriMas Corporation. On March 11, 2014, we acquired the remaining 30% interest in Arminak. See Note 7, "Arminak & Associates," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
See below for a discussion of operating results by segment.
Packaging.    Net sales increased approximately $22.0 million, or 9.4%, to $257.0 million in the nine months ended September 30, 2014, as compared to $235.0 million in the nine months ended September 30, 2013. Sales of our specialty systems products increased approximately $23.3 million, primarily due to continued increases in demand from our major customers in North America and Europe, as well as continued growth in our revenue base in Asia. Sales further increased $1.7 million resulting from the acquisition of Lion Holdings in the third quarter of 2014. Sales of our industrial closures declined by approximately $5.3 million, primarily as a result of the loss of approximately $10.2 million of sales associated with our Italian rings and levers business sold in the third quarter of 2013, which was partially offset by increased sales of our other industrial closures from 2013 levels, primarily in Europe. In addition, sales increased by approximately $2.3 million due to a net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of the weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $5.7 million to $89.8 million, or 34.9% of sales, in the nine months ended September 30, 2014, as compared to $84.1 million, or 35.8% of sales, in the nine months ended September 30, 2013, primarily due to the higher sales levels. Gross margin decreased slightly from the prior year, as ongoing productivity and automation initiatives and increased sales of our higher-margin European industrial products were more than offset by a less favorable product sales mix, with sales of our lower margin specialty dispensing products comprising a larger percentage of overall sales, as well as costs incurred in Asia as we add capacity to meet expected demand.
Packaging's selling, general and administrative expenses increased approximately $1.0 million to $30.0 million, or 11.7% of sales, in the nine months ended September 30, 2014, as compared to $29.0 million, or 12.3% of sales, in the nine months ended September 30, 2013, as this segment continued to invest in growth initiatives, including costs associated with the Lion Holdings acquisition, while reducing the spending levels as a percentage of net sales due to attaining better operating leverage on the higher sales levels.
Packaging's operating profit decreased approximately $5.9 million to $59.7 million, or 23.2% of sales, in the nine months ended September 30, 2014, as compared to $65.6 million, or 27.9% of sales, in the nine months ended September 30, 2013. Operating profit decreased primarily due an approximate $10.5 million gain recognized on the sale of the Italian business in the third quarter of 2013, which included approximately $7.9 million related to the release of historical currency translation adjustments into net income. In addition to the impact of the Italian business gain in 2013, operating profit margin decreased further as ongoing productivity initiatives and operating leverage gained during the nine months ended September 30, 2014 were more than offset by a less favorable shift in product sales mix.
Energy.    Net sales for the nine months ended September 30, 2014 decreased approximately $6.0 million, or 3.7%, to $155.4 million, as compared to $161.4 million in the nine months ended September 30, 2013. Sales increased by approximately $5.3 million due to the recent acquisitions, including Wulfrun Specialised Fasteners ("Wulfrun") and substantially all the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee"). These increases were more than offset by lower sales in North America of approximately $8.9 million, primarily due to lower engineering and construction sales, as the first half of 2013 was a strong period for such sales compared with historical levels, as well as lower demand in certain of the Canadian markets. Also in North America, sales levels increased as a result of increased demand of standard bolts and gaskets, which was mostly offset by the reduction in normal customer shutdown activity at refineries and petrochemical plants. In addition, sales decreased by approximately $2.3 million due to lower sales in China and Brazil as a result of our restructuring activities in those regions in the second quarter of 2014.
Gross profit within Energy decreased approximately $7.7 million to $32.7 million, or 21.0% of sales, in the nine months ended September 30, 2014, as compared to $40.4 million, or 25.0% of sales, in the nine months ended September 30, 2013, primarily due to a less favorable product sales mix, with a higher percentage of sales generated by lower margin standard gaskets and bolts, as well as a higher percentage of sales being generated from our recent acquisitions, which have lower margins than the rest of this business. In addition, gross profit margin was negatively impacted by approximately $1.0 million of costs associated with the closure of our China sales branch and Brazilian manufacturing facility.

Selling, general and administrative expenses within Energy increased approximately $3.8 million to $31.7 million, or 20.4% of sales, in the nine months ended September 30, 2014, as compared to $27.9 million, or 17.3% of sales, in the nine months ended September 30, 2013. This increase was primarily related to a $1.9 million reduction in value of certain intangible assets following the restructuring of our business in Brazil, as well approximately $1.4 million for the normal operating selling, general and administrative costs of our recent acquisitions.
Overall, operating profit within Energy decreased approximately $11.7 million to $0.8 million, or 0.6% of sales, in the nine months ended September 30, 2014, as compared to $12.5 million, or 7.8% of sales, in the nine months ended September 30, 2013. Operating profit and profit margin decreased due to a less favorable product sales mix, a higher percentage of our sales being generated by our recent acquisitions, which have lower margins than our historical business, lower sales levels, costs associated with our China branch and Brazil manufacturing facility restructuring and increased selling, general and administrative costs.
Aerospace.    Net sales for the nine months ended September 30, 2014 increased approximately $18.2 million, or 26.7%, to $86.4 million, as compared to $68.2 million in the nine months ended September 30, 2013. Sales increased approximately $16.4 million related to the acquisitions of Mac in the fourth quarter of 2013 and Martinic Engineering, Inc. ("Martinic") in the first quarter of 2013. Additionally, we experienced higher sales levels from our new collar product line.
Gross profit within Aerospace increased approximately $0.7 million to $24.9 million, or 28.8% of sales, in the nine months ended September 30, 2014, from $24.2 million, or 35.5% of sales, in the nine months ended September 30, 2013, primarily due to higher sales levels. Gross profit margin decreased primarily due to manufacturing and labor inefficiencies resulting from increased change-over and processing related to smaller customer order quantities, less predictable than expected order patterns associated with our large distribution customers and a less favorable product sales mix. Additionally, gross profit margin declined due to our recent acquisitions having lower gross margins than the legacy aerospace business.
Selling, general and administrative expenses increased approximately $2.1 million to $10.5 million, or 12.2% of sales, in the nine months ended September 30, 2014, as compared to $8.4 million, or 12.3% of sales, in the nine months ended September 30, 2013, primarily due to higher ongoing selling, general and administrative costs of approximately $1.7 million associated with our acquisitions and increased spending in our legacy business in support of our growth initiatives.
Operating profit within Aerospace decreased approximately $1.4 million to $14.4 million, or 16.7% of sales, in the nine months ended September 30, 2014, as compared to $15.8 million, or 23.2% of sales, in the nine months ended September 30, 2013, as manufacturing and labor inefficiencies, a less favorable product sales mix, lower profit margins associated with our recent acquisitions and higher selling, general and administrative expenses in support of our growth initiatives more than offset the impact of higher sales levels.
Engineered Components.    Net sales for the nine months ended September 30, 2014 increased approximately $21.3 million, or 14.8%, to $165.1 million, as compared to $143.8 million in the nine months ended September 30, 2013. Sales in our industrial cylinder business increased by approximately $16.0 million, due primarily to approximately $15.0 million in sales being generated from our November 2013 cylinder asset acquisition, as well as continued growth projects related to new products and markets.  Sales in our engine business increased approximately $5.2 million, with an approximate $5.6 million increase related to a large order for compressor packages by a significant customer in the first quarter of 2014. In addition, sales increased in our gas compression products by approximately $3.5 million resulting from both growth in our existing customer base and new customers. These increases were more than offset by an approximately $3.9 million decrease in our slow speed and compressor engine and related products business, primarily due to a reduced demand of our single cylinder engines.
Gross profit within Engineered Components increased approximately $10.7 million to $35.7 million, or 21.6% of sales, in the nine months ended September 30, 2014, from $25.0 million, or 17.3% of sales, in the nine months ended September 30, 2013, primarily due to margin improvement, as well as higher sales levels in both of our businesses. Gross profit margin in our industrial cylinder business increased due to continued productivity initiatives and operating leverage gained on the recent cylinder asset acquisition, which was partially offset by a less favorable product sales mix. Gross profit margin in our engine business increased, as the lower fixed cost absorption we experienced during the third quarter of 2013, that was primarily a result of lower production and procurement levels, did not recur in 2014, and as a result of a more favorable product sales mix and continued productivity.
Selling, general and administrative expenses increased approximately $0.2 million to $10.6 million, or 6.4% of sales, in the nine months ended September 30, 2014, as compared to $10.4 million, or 7.3% of sales, in the nine months ended September 30, 2013, as spending levels were held relatively consistent compared to the prior year, with selling, general and administrative expenses as a percent of sales improving primarily as a result of additional operating leverage.

Operating profit within Engineered Components increased approximately $10.4 million to $24.9 million, or 15.1% of sales, in the nine months ended September 30, 2014, as compared to operating profit of $14.5 million, or 10.0% of sales, in the nine months ended September 30, 2013, primarily due to the increased sales levels, with margin improvement resulting from improved fixed cost absorption in our engine business, continued productivity and cost reduction initiatives and the operating leverage gained on selling, general and administrative expenses.
Cequent APEA.    Net sales increased approximately $16.3 million, or 14.6%, to $127.6 million in the nine months ended September 30, 2014, as compared to $111.3 million in the nine months ended September 30, 2013. The acquisitions of C.P. Witter Limited ("Witter"), in April 2013, and the towing technology and associated assets of AL-KO, in July 2013, contributed approximately $23.2 million of incremental sales. The increase was partially offset by lower sales related to general economic conditions in Australia resulting in reduced consumer and business confidence, the loss of an OEM product line produced in Thailand and the negative impact of currency exchange of approximately $3.7 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $1.8 million to $25.0 million, or 19.6% of sales, in the nine months ended September 30, 2014, from approximately $23.2 million, or 20.8% of sales, in the nine months ended September 30, 2013. Gross profit dollars increased due to the higher sales levels and the impact of approximately $1.2 million of purchase accounting-related adjustments recorded during the nine months ended September 30, 2013 related to the step-up in value and subsequent amortization of inventory in connection with our European acquisitions that did not recur. Gross profit margin decreased due to a less favorable product and regional sales mix, as the newly acquired European businesses and the growth initiatives in the retail and industrial channels yield lower margins than the legacy business.
Selling, general and administrative expenses increased approximately $3.2 million to $17.1 million, or 13.4% of sales, in the nine months ended September 30, 2014, as compared to $13.9 million, or 12.5% of sales, in the nine months ended September 30, 2013, primarily in support of our growth initiatives, including approximately $2.6 million of incremental ongoing selling, general and administrative costs related to the acquired European businesses.
Cequent APEA's operating profit decreased approximately $1.4 million to approximately $7.9 million, or 6.2% of sales, in the nine months ended September 30, 2014, as compared to $9.3 million, or 8.4% of net sales, in the nine months ended September 30, 2013, as the higher operating profit generated by the acquisitions, net of the ongoing selling, general and administrative costs related thereto, was more than offset by the impact of lower sales levels in Australia due to economic uncertainties and their impact on reducing consumer spending levels.
Cequent Americas.    Net sales increased approximately $8.5 million, or 2.4%, to $357.1 million in the nine months ended September 30, 2014, as compared to $348.6 million in the nine months ended September 30, 2013, primarily due to year-over-year increases within our aftermarket and retail channels. While our Brazilian operations generated approximately $6.2 million of incremental net sales during the nine months ended September 30, 2014, adding to our aftermarket channel sales, the remainder of the aftermarket channel declined approximately $0.4 million as compared to the nine months ended September 30, 2013. Sales within our retail channel increased approximately $2.7 million, primarily due to increased demand from existing customers for towing, towing accessories and cargo management products and higher sales of our broom and brush product line. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit increased approximately $12.0 million to $95.4 million, or 26.7% of sales, in the nine months ended September 30, 2014, as compared to $83.4 million, or 23.9% of sales, in the nine months ended September 30, 2013, primarily due to approximately $9.9 million of costs incurred during the nine months ended September 30, 2013 associated with the closure of our Goshen, Indiana manufacturing facility and the relocation of the production therefrom to our lower cost country facilities that did not recur in 2014. Additionally, gross profit margin increased due to continued productivity projects, including labor savings on the production now moved from Goshen to our lower cost country facilities, vendor cost reductions and higher margins from our broom and brush product line as compared to the nine months ended September 30, 2013. The increases in gross profit dollars and margin were partially offset by approximately $1.8 million of costs recognized during the nine months ended September 30, 2014, primarily related to higher freight costs due to split shipments resulting from our footprint changes and inefficiencies resulting from ramp-up of production in our lower cost country facilities.
Selling, general and administrative expenses increased approximately $1.6 million to $64.0 million, or 17.9% of sales, in the nine months ended September 30, 2014, as compared to $62.4 million, or 17.9% of sales, in the nine months ended September 30, 2013, primarily as a result of higher ongoing selling, general and administrative costs associated with our recent acquisition, higher costs associated with changing our distribution footprint in connection with the Goshen closure and move completion, higher employee costs associated with growth initiatives and an increase in sales. The increase was partially offset by approximately $2.1 million of costs incurred during the nine months ended September 30, 2013 related to our actions to move and consolidate production facilities.

Cequent Americas' operating profit increased approximately $10.3 million to $31.3 million, or 8.8% of sales, in the nine months ended September 30, 2014, as compared to $21.0 million, or 6.0% of net sales, in the nine months ended September 30, 2013, due to higher sales levels, costs incurred during the first half of 2013 in connection with the footprint and lower cost country project that did not recur, productivity projects, including labor savings in our lower cost country facilities and vendor cost reductions.
Corporate Expenses.    Corporate expenses consist of the following:

	Nine months ended September 30,
	2014	2013
	(in millions)
Corporate operating expenses	$12.2	$11.8
Employee costs and related benefits	17.9	17.7
Corporate expenses	$30.1	$29.5
Corporate expenses increased approximately $0.6 million to $30.1 million for the nine months ended September 30, 2014, from $29.5 million for the nine months ended September 30, 2013. The increase between years is primarily attributed to $1.9 million related to acquisition due diligence costs, which was partially offset by a decrease in costs associated with third party professional fees.
Discontinued Operations.     The results of discontinued operations consists of the cessation of operations of the NI Industries business during September 2014, and our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. Income from discontinued operations, net of income tax expenses, was $3.8 million for the the nine months ended September 30, 2014, as compared to $0.3 million for the nine months ended September 30, 2013. See Note 5, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Liquidity and Capital Resources
Cash Flows
Cash flows provided by operating activities were approximately $64.9 million and $41.3 million for the nine months ended September 30, 2014 and 2013, respectively. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
For the nine months ended September 30, 2014, the Company generated $102.2 million of cash, based on the reported net income of $67.8 million and after considering the effects of non-cash items related to gains on disposition of assets, bargain purchase gain, depreciation, amortization, stock-based compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the nine months ended September 30, 2013, the Company generated $99.4 million in cash flows based on the reported net income of $71.8 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $43.5 million and $48.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in accounts receivable is due primarily to the increase in sales between the comparable periods, as the third quarter is a higher historical sales quarter than the fourth quarter, and the timing of sales and collection of cash within the period. Our days sales outstanding of receivables remained relatively flat period-over-period.

•
Decreases in inventory resulted in a cash source of approximately $7.4 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. During the first nine months of 2014, our gross inventory levels decreased as compared to year end, primarily due to the seasonality in our Cequent Americas reportable segment. In addition, inventory levels in our Cequent Americas reportable segment declined as the safety stock levels built in preparation for the move from our Goshen, Indiana manufacturing facility to lower cost country facilities were consumed and replenished at lower levels.

•
Decreases in prepaid expenses and other assets resulted in a cash source of approximately $2.3 million for the nine months ended September 30, 2014. The decrease in prepaid expenses and other assets is primarily due to the reduction of certain indemnification assets related to uncertain tax liabilities. Increases in prepaid expenses and other assets resulted in a use of cash of approximately $7.1 million for the nine months ended September 30, 2013. The increase for the nine months ended September 30, 2013 related primarily to prepaid foreign taxes of $3.6 million. The remaining increase was due primarily to additional investments in manufacturing supplies, spare parts and tooling assets, as well as prepaid advertising costs, to support our increased sales levels.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $3.5 million and $4.3 million for the nine months ended September 30, 2014 and 2013, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Days of accounts payable on hand remained relatively flat period-over-period.

Net cash used for investing activities for the nine months ended September 30, 2014 and 2013 was approximately $48.3 million and $80.4 million, respectively. During the first nine months of 2014, we incurred approximately $27.8 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. In addition, we paid approximately $27.5 million for the acquisition of Lion Holdings, and received cash from the disposition of assets of approximately $7.0 million that was primarily related to the sale of certain intellectual property and related inventory and tooling within our discontinued NI Industries business. During the first nine months of 2013, we paid approximately $56.0 million for business acquisitions, including the acquisition of Martinic in our Aerospace reportable segment, Wulfrun in our Energy reportable segment and Witter and the towing assets of AL-KO in our Cequent APEA reportable segment. During the first nine months of 2013, we invested approximately $35.2 million in capital expenditures. Cash received from the disposition of assets was approximately $10.7 million for the first nine months of 2013, primarily related to the sale of our business in Italy within our Packaging reportable segment.
Net cash used for financing activities was approximately $13.5 million for the nine months ended September 30, 2014, and net cash provided by financing activities was approximately $227.9 million for the nine months ended September 30, 2013. During the first nine months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. In addition, during the nine months ended September 30, 2014, we had net additional borrowings of approximately $45.0 million on our receivables and revolving credit facilities and net additional repayments of approximately $5.7 million on our term loan facilities. We also used a net cash amount of approximately $1.2 million related to our stock compensation arrangements. During the third quarter of 2013, we completed an equity offering which resulted in net proceeds of approximately $174.7 million. During the nine months ended September 30, 2013, we had net additional borrowings of approximately $57.0 million on our receivables and revolving credit facilities and net additional repayments of approximately $1.6 million on our term loan facilities. In addition, we used a net cash amount of approximately $1.3 million related to our stock compensation arrangements and $1.9 million in distributions to noncontrolling interests.
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
At September 30, 2014, $168.4 million was outstanding on the term loan A facility and $103.0 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
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
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of September 30, 2014. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 1.74 to 1.00 at September 30, 2014. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of September 30, 2014. Our actual interest expense coverage ratio was 18.51 to 1.00 at September 30, 2014. At September 30, 2014, we were in compliance with our financial and other covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended September 30, 2014. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2013	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
	(dollars in thousands)
Net income	$80,070	$71,790	$67,810	$76,090
Bank stipulated adjustments:
Interest expense, net (as defined)(1)	19,060	16,810	10,950	13,200
Income tax expense	18,640	21,360	31,570	28,850
Depreciation and amortization	50,580	36,620	40,820	54,780
Non-cash compensation expense(2)	9,200	7,110	6,690	8,780
Other non-cash expenses or losses	4,180	2,580	5,250	6,850
Non-recurring expenses or costs for cost saving projects (3)	15,000	11,380	11,380	15,000
Acquisition integration costs (4)	410	300	940	1,050
Debt extinguishment costs(5)	2,460	—	—	2,460
Permitted dispositions(6)	(2,250)	(880)	790	(580)
Permitted acquisitions(7)	8,440	7,750	850	1,540
Consolidated Bank EBITDA, as defined	$205,790	$174,820	$177,050	$208,020

	September 30, 2014
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$361,360
Consolidated Bank EBITDA, as defined	208,020
Actual leverage ratio	1.74	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2013	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Twelve Months Ended September 30, 2014
	(dollars in thousands)
Interest expense, net (as defined)(1)	$19,060	$16,810	$10,950	$13,200
Bank stipulated adjustments:
Interest income	(420)	(220)	(260)	(460)
Non-cash amounts attributable to amortization of financing costs	(1,780)	(1,300)	(1,440)	(1,920)
Pro forma adjustment for acquisitions and dispositions	2,180	1,940	180	420
Total Consolidated Cash Interest Expense, as defined	$19,040	$17,230	$9,430	$11,240

	September 30, 2014
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$208,020
Total Consolidated Cash Interest Expense, as defined	11,240
Actual interest expense coverage ratio	18.51	x
Covenant requirement	3.00	x
______________________
(1) Includes $0.9 million of specified vendor receivables financing costs for the twelve months ended September 30, 2014.

(2)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15 million in and fiscal year and $40 million in aggregate, subsequent to January 1, 2013.

(4)	Costs and expenses arising from the integration of any business acquired not to exceed $15 million in any fiscal year $40.0 million in the aggregate.

(5)	Costs incurred with refinancing our credit facilities.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $20.2 million of acquisition deferred purchase price.
In addition to our Credit Agreement, our Australian subsidiary is party to a debt agreement which matures on October 31, 2014 and is secured by substantially all the assets of the subsidiary. At September 30, 2014, the balance outstanding under this agreement was approximately $2.2 million at an interest rate of 4.6%. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a capital adequacy ratio (tangible net worth over total tangible assets) and an interest coverage ratio (EBIT over gross interest cost) and we were in compliance with such covenants at September 30, 2014.
In May 2014, one of our Dutch subsidiaries entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. Dollar Prime Rate ("Prime Rate") plus 0.75%. No amounts were outstanding on this facility as of September 30, 2014.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. We amended the facility in April 2014, reducing the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.15%. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018. We had $66.3 million and $57.0 million outstanding under the facility as of September 30, 2014 and December 31, 2013 and $27.1 million and $20.2 million, respectively, available but not utilized.
At September 30, 2014, we had $103.0 million outstanding under our revolving credit facility and had $452.1 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. At December 31, 2013, we had $71.1 million outstanding under our revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of September 30, 2014 and December 31, 2013, we had $366.7 million and $360.3 million, respectively, of borrowing capacity available for general corporate purposes.
Before consideration of our financial covenants, our available revolving credit capacity under the Credit Agreement, after consideration of approximately $21.9 million in letters of credit outstanding related thereto, is approximately $452.1 million, while our available liquidity under our accounts receivable facility ranged from $66 million to $96 million for the last 12 months, depending on the level of our receivables outstanding at a given point in time during the year. We rely upon our cash flow from operations and available liquidity under our revolving credit and accounts receivable facilities to fund our debt service obligations and other contractual commitments, working capital and capital expenditure requirements. At the end of each quarter, we use cash on hand from our domestic and foreign subsidiaries to pay down amounts outstanding under our revolving credit and accounts receivable facilities. Generally, excluding the impact and timing of acquisitions, we use available liquidity under these facilities to fund capital expenditures and daily working capital requirements during the first half of the year, as we experience some seasonality in our two Cequent reportable segments, primarily within Cequent Americas. Sales of towing and trailering products within this segment are generally stronger in the second and third quarters, as OEM, distributors and retailers acquire product for the spring and summer selling seasons. None of our other reportable segments experience any significant seasonal fluctuations in their respective businesses. During the second half of the year, the investment in working capital is reduced and amounts outstanding under our revolving credit and receivable facilities are paid down.
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first nine months of 2014 approximated $432.0 million, compared to the weighted average daily amounts outstanding during the first nine months of 2013 of $545.0 million. The overall reduction is due primarily to proceeds from the equity offering during the third quarter of 2013 and the additional operating cash flow generated during the first nine months of 2014 compared to the same period in 2013, as the cash use related to the purchase of noncontrolling interest and acquisitions during the first nine months of 2014 was greater than the cash use for acquisitions during the first nine months of 2013.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $366.7 million at September 30, 2014, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
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
We are subject to variable interest rates on our term loan and revolving credit facility. At September 30, 2014, 1-Month LIBOR and 3-Month LIBOR approximated 0.15% and 0.24%, respectively. Based on our variable rate-based borrowings outstanding at September 30, 2014, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $1.8 million annually.
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
In October 2014, we acquired the stock of Allfast Fastening Systems, Inc. ("Allfast") for the cash purchase price of approximately $360 million, at which time it became part of our Aerospace reportable segment. See Note 19, "Subsequent Events," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q. Also, in October 2014, we amended our Credit Agreement to allow for the borrowing of an incremental $275 million senior secured term loan A facility. The proceeds from the incremental term loan A plus cash and additional borrowings under our existing senior secured revolving credit facility were used to fund the Allfast acquisition. The incremental term loan A bears interest at rates consistent with the remainder of the Credit Agreement, which may vary based on our leverage ratio, amortizes quarterly and matures on October 16, 2018.
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

We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of September 30, 2014, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $11.0 million.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 12, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS".
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2014, Moody's affirmed a rating of Ba2 to our senior secured credit facilities, as presented in Note 11, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's also affirmed a Ba2 to our Corporate Family Rating and maintained our outlook as stable. On October 8, 2014, Standard & Poor's assigned a BB- corporate credit rating to our new $275 million incremental term loan A facility used to fund the Allfast acquisition. Standard & Poor's also affirmed a BB- rating to our senior secured credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We continue to expect demand in the remainder of 2014 to be uncertain and volatile in the end markets we serve, exhibiting limited economic growth, with the primary challenges being the energy, aerospace and Australia end markets. In our energy business, the first half of 2013 yielded record profit levels, but results in the subsequent quarters have been lower than historical levels, with a higher percentage of standard product than highly-engineered product sales, and the overall demand has not yet fully recovered. We announced the closure of two facilities in 2014, and continue to evaluate further restructuring opportunities in this business in response to the lower than historical revenue and profit levels. In our aerospace business, we have experienced challenges with smaller lot-size orders from our customers and optimizing our manufacturing of product associated with min/max programs, both of which have lowered our throughput and required additional setups and shorter part runs. In Australia, we have entered the selling-season in the third quarter with lower than expected demand levels given lower than historical discretionary spending levels in that region.
In addition to the end-market challenges, while the move of our largest manufacturing facility in the Cequent Americas reportable segment is complete, we continue to experience inefficiencies in our manufacturing and supply chain processes and input cost challenges related to localization of steel supply and elevated freight and logistics costs. We have devoted significant resources to mitigating these challenges and expect to improve profit levels as the solutions are implemented.
We also expect to devote considerable effort into fully-integrating our 12 acquisitions completed during 2013 and 2014 into our businesses and gaining the expected synergies.
While these end-market challenges and acquisition of companies with lower margins than our legacy businesses may continue to put further short-term pressure on profit margins, we believe margins in these businesses will moderate to historical TriMas levels over time as we integrate acquisitions, implement our productivity and automation initiatives and consider restructuring of our businesses to lower costs and increase efficiencies given the current economic environment.
Our priorities remain consistent with our strategic aspirations: enhancing margins via cost savings and productivity initiatives that fund core growth, reducing cycle times and securing our position as best cost producer, growing revenue via new products, global expansion and acquisitions and continuing to optimize our capital structure.
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
During the quarter ended September 30, 2014, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 11, "Long-term Debt," and Note 12, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of September 30, 2014, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Not applicable.

Item 6.    Exhibits.
Exhibits Index:

2.1(d)
Stock Purchase Agreement, dated as of September 19, 2014, among TriMas UK Aerospace Holdings Limited, TriMas Corporation, Allfast Fastening Systems, Inc., The James and Eleanor Randall Trust dated June 1, 1993 and James H. Randall.

3.1(a)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(b)	Second Amended and Restated By-laws of TriMas Corporation.
10.1(c)	Letter Agreement, dated as of August 12, 2014, between TriMas Corporation and Lynn Brooks.
10.2(d)
Incremental Facility Agreement and Amendment, dated as of October 17, 2014, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, the Incremental Tranche A Term Lenders and the other Lenders party thereto.

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on August 18, 2014 (File No. 001-10716).
(d)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 20, 2014 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ A. MARK ZEFFIRO

Date:	October 28, 2014	By:	A. Mark Zeffiro Executive Vice President & Chief Financial Officer