Form 10-K
period 2014-12-31
TRIMAS CORP
filed 2015-02-26
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
__________________________________________________________________________________________________
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the voting common equity held by non-affiliates of the Registrant as of June 30, 2014 was approximately $1.7 billion, based upon the closing sales price of the Registrant's common stock, $0.01 par value, reported for such date on the NASDAQ Global Select Market. For purposes of this calculation only, directors, executive officers and the principal controlling shareholder or entities controlled by such controlling shareholder are deemed to be affiliates of the Registrant.
As of February 13, 2015, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,279,911 shares.
Portions of the Registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

TRIMAS CORPORATION INDEX

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 about our financial condition, results of operations and business. These forward-looking statements can be identified by the use of forward-looking words, such as “may,” “could,” “should,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “plan” or other comparable words, or by discussions of strategy that may involve risks and uncertainties.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties, including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to integrate Allfast and attain the expected synergies, including that the acquisition is accretive; the Company’s ability to successfully execute the spin-off of the Cequent businesses within the expected time frame or at all; the taxable nature of the spin-off; future prospects of the Company and Cequent as independent companies; and other risks which are detailed under Item 1A, "Risk Factors," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business
We are a global designer, manufacturer and distributor of engineered and applied products for commercial, industrial and consumer markets. Most of our businesses share important characteristics, including leading market positions, strong brand names, broad product offerings in focused markets, established distribution networks, relatively high operating margins, relatively low capital investment requirements and both organic and acquisition growth opportunities. We use a common operating model across our businesses. The TriMas Operating Model is the framework that provides, wherever possible given the diverse nature of our businesses, commonality and consistency across TriMas, and drives how we plan, budget, measure, review, incent and reward our people. It provides the foundation for determining our priorities, executing our growth and productivity initiatives and allocating capital and resources. We believe that a majority of our 2014 net sales were in markets in which our products enjoy the number one or number two market position within their respective product categories.
Our Reportable Segments
We operate through six reportable segments which had net sales and operating profit for the year ended December 31, 2014 as follows: Packaging (net sales: $337.7 million; operating profit: $77.9 million), Energy (net sales: $206.7 million; operating loss: $6.7 million), Aerospace (net sales: $121.5 million; operating profit: $17.8 million), Engineered Components (net sales: $221.4 million; operating profit: $34.1 million), Cequent APEA (net sales: $165.1 million; operating profit: $7.9 million) and Cequent Americas (net sales: $446.7 million; operating profit: $31.1 million). For information pertaining to the net sales and operating profit attributed to our reportable segments, refer to Note 19, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
In addition to our reportable segments as presented, we have discontinued certain lines of businesses over the past three years as follows, the results of which are presented as discontinued operations for all periods presented in the financial statements attached hereto:

•
During the third quarter of 2014, we ceased operations of our NI Industries business. NI Industries manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract. We received approximately $6.7 million for the sale of certain intellectual property and related inventory and tooling. As a result of discontinuing operations of NI Industries, we renamed the "Aerospace & Defense" reportable segment "Aerospace."

On December 8, 2014, our board of directors approved a plan to pursue a tax-free spin-off of the businesses that comprise our Cequent APEA and Cequent Americas reportable segments. We are targeting mid-2015 for completion of the proposed spin-off, although successful completion is contingent upon several factors, including but not limited to, final authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spin-off, receipt of a tax opinion regarding the tax-free status of the spin-off, execution of intercompany agreements and the effectiveness of a registration statement with the SEC.
Each reportable segment has distinct products, distribution channels, strengths and strategies, which are described below.
Packaging
We believe Packaging is a leading designer, manufacturer and distributor of specialty, highly-engineered closure and dispensing systems for a range of end markets, including steel and plastic industrial and consumer packaging applications. We believe that Packaging is one of the largest manufacturers of steel and plastic industrial container closures and dispensing products in North America, with a significant presence in Europe, Asia and other geographic markets. Packaging manufactures high-performance, value-added products that are designed to enhance its customers' ability to store, transport, process and dispense various products for the agricultural, beverage, cosmetic, food, household products, industrial, medical, nutraceutical, personal care and pharmaceutical markets. Packaging's products include steel and plastic closure caps, drum enclosures, and specialty plastic closure and dispensing systems, such as foamers, pumps and specialty sprayers.
Packaging is dual headquartered in the United Kingdom and Indiana. We believe our Packaging brands, which include Rieke®, Arminak & Associates®, Englass®, Innovative Molding™ and Stolz®, are well established and recognized in their respective markets.
Packaging's specialty closure business designs and manufactures industrial closure products under the Rieke and Stolz brands in North America, Europe and Asia. We believe Rieke has significant market share for many of its key products, such as steel drum enclosures, plastic drum closures, plastic pail dispensers and plugs and plastic enclosures for sub-20 liter-sized containers.

The specialty dispensing business designs and manufactures products sold as Rieke, Arminak & Associates, Englass and Innovative Molding brands serving two primary markets:

•
In the health, beauty and home market segments, the products include foamers, pumps, fine mist sprayers and other packaging solutions for the cosmetic, personal care and household product markets in North America, Europe and Asia, and pharmaceutical and personal care dispensers sold primarily in Europe.

•	In the food and beverage markets, the products include specialty plastic closures for bottles and jars, and dispensing pumps for North America and Europe.

In the third quarter of 2013, we sold our packaging business in Italy which manufactured ring and lever closures for steel drums and pails and served the industrial market in Europe.
Competitive Strengths
We believe Packaging benefits from the following competitive strengths:

•
Strong Product Innovation. We believe that Packaging's research and development capability and new product focus is a competitive advantage. For more than 90 years, Packaging's product development programs have provided innovative and proprietary product solutions, such as the Visegrip® steel flange and plug closure, and the all-plastic, environmentally safe, self-venting FlexSpout® flexible pouring spout. Recent examples of innovation within specialty dispensing include hands-free foamer applications for soap, potable water dispenser systems for two-to-five gallon water containers and improved airless high-viscosity liquid dispensing systems to meet thick characteristics in personal care creamers. Packaging’s recent development of child resistant dispensers for the medical field is another example of our technical advancements. Packaging's emphasis upon highly-engineered packaging solutions and research and development has yielded numerous issued and enforceable patents, with many other patent applications pending. We believe that Packaging's innovative product solutions have enabled this segment to evolve our products to meet existing customers' needs, as well as attract new customers in a variety of consumer end markets such as beverage, cosmetic, food, medical, nutraceutical, personal care and pharmaceutical.

•
Customized Solutions that Enhance Customer Loyalty and Relationships. A significant portion of Packaging's products are customized for end-users, as Packaging's products are often developed and engineered to address specific customer needs, providing solutions for issues or problems. Packaging provides extensive in-house design, development and technical staff to provide solutions to customer requirements for closures and dispensing applications. For example, the customization of specialty plastic caps and closures including unique colors, collar sizes, lining, venting and branding at short-lead times provides substantial customer loyalty. The continual investment in flexible manufacturing cells allows Packaging to offer extensive customization at low order volumes, providing a significant advantage to our consumer goods customer base. In addition, Packaging provides customized dispensing solutions including unique pump design, precision metering, unique colors and special collar sizes to fit the bottles. Packaging has also been successful in promoting the sale of complementary products in an effort to create preferred supplier status.

•
Leading Market Positions and Global Presence. We believe that Packaging is a leading designer and manufacturer of plastic closure caps, drum enclosures, and dispensing systems, such as pumps, foamers and specialty sprayers. Packaging maintains a global network of manufacturing and distribution sites, reflecting its global opportunities and increasing global customer base. Packaging's global customers often want supply chain capability and a flexible manufacturing footprint close to their end market consumers. To better serve our customers in Asia, we added to this global footprint by acquiring Lion Holdings Pvt. Ltd. ("Lion Holdings") in July 2014. Lion Holdings has increased our manufacturing capacity for highly engineered dispensing solutions through locations in India and Vietnam, and increased our Asian market coverage. Also during 2014, we added specialty designing manufacturing capacity in China to better serve the domestic Chinese market. The majority of Packaging's manufacturing facilities around the world have technologically advanced injection molding machines required to manufacture industrial container closures and specialty dispensing and packaging products, as well as automated, high-speed agile assembly equipment for multiple component products.

Strategies
We believe Packaging has significant opportunities to grow, including:

•
Product Innovation and New Applications. Packaging has focused its research and development capabilities on consumer applications requiring special packaging forms, stylized containers and dispenser systems requiring a high degree of functionality and engineering, as well as continuously evolving its industrial applications. Many new product innovations take years to develop. Packaging has a consistent pipeline of new products ready for launch. For example, 34 new patent filings were filed in 2014, with 21 new patents issued. Other recent examples include a dual component dispensing device for the application of pre-operation surgical sterilization, as well as various foamers, pumps and sprayers.

•
Product Globalization Opportunities. Packaging successfully globalizes its products by localizing its expertise in product customization to meet regional market requirements. Our network of manufacturing and distribution sites ensures customers have a global product standard manufactured locally providing the shortest lead-time, to provide products and support where our customers need them. All salespeople in the organization are trained at successfully selling all products in the Packaging group. We believe that, as compared with our competitors, Packaging is able to offer a wider variety of products to our long-term North American customers with enhanced service and tooling support. We have entered into supply agreements with many of these customers based on our broad product offering.

•
Increased Global Presence. Over the past few years, Packaging has increased its international manufacturing and sales presence, with advanced manufacturing capabilities in China, India and Vietnam, as well as an increased sales presence in that region. We have also increased our sales coverage in China and India. By maintaining a presence in international locations, Packaging hopes to continue to discover new markets and new applications and to capitalize on lower-cost production opportunities.

Marketing, Customers and Distribution
Packaging employs an internal sales force in the NAFTA and European regions, and uses third-party agents and distributors in key geographic markets, including Europe, South America and Asia. Packaging's agents and distributors primarily sell directly to container manufacturers and to users or fillers of containers. While the point of sale may be to a container manufacturer or bottle filling business, Packaging, via a “pull through” strategy, calls on the container user or filler and suggests that it specify that our product be used on its container.
To support its “pull-through” strategy, Packaging offers more attractive pricing on products purchased directly from us and on products in which the container users or fillers specify Packaging. Users or fillers that utilize or specify our products include agricultural chemical, food, industrial chemical, paint, personal care, petroleum, pharmaceutical and sanitary supply chemical companies such as BASF, Bayer, Syngenta, ICI Paints, Lucas Oil, McDonald's, PPG, Sherwin-Williams and Unilever, among others.
Packaging's primary end customers include Bath & Body Works, Unilever, Costco, Colgate, ConAgra Foods, Dial Corporation, Ecolab, L’Oreal, McDonald's, Method, RB (formerly known as Reckitt Benckiser), Sherwin-Williams, Schering-Plough and Starbucks. We also supply major container manufacturers around the world such as Berenfield, Berlin Packaging, BWAY, Cleveland Steel Container, Greif and North Coast Container. Packaging maintains a customer service center that provides technical support as well as other technical assistance to customers to reduce overall production costs.
Competition
Since Packaging has a broad range of products in both closures and dispensing systems, there are competitors in each of our product offerings. We do not believe that there is a single competitor that matches our entire product offering.
Depending on the product and customers served, Packaging's competitors include Aptar, Albea, Bericap, Mead-Westvaco, Berry Plastics, Greif, and Phoenix Closures.
Energy
We believe Energy is a leading manufacturer and distributor of metallic and non-metallic gaskets, bolts, industrial fasteners and specialty products for the petroleum refining, petrochemical, oil field and industrial markets. With operations principally in North America and newer locations in Europe, Asia and South America, Energy supplies gaskets and complementary fasteners to both maintenance repair operations and industrial original equipment manufacturers. Our companies and brands which comprise this segment include Lamons®, South Texas Bolt & Fitting™ (“STBF”), Gasket Vedações Técnicas Ltda (“GVT”), Wulfrun Specialised Fasteners ("Wulfrun") and Basrur Uniseal Private Limited™ ("Basrur").

Competitive Strengths
We believe Energy benefits from the following competitive strengths:

•
Established and Extensive Distribution Channels. Our business utilizes an established hub-and-spoke distribution system whereby our primary manufacturing facilities supply products to our own branches and highly knowledgeable network of worldwide distributors and licensees, which are located in close proximity to our primary customers. Our primary manufacturing facilities are in Houston, Texas; Hangzhou, China; Rotterdam, the Netherlands; Faridabad and Bangalore, India; Wolverhampton, United Kingdom; and Rio de Janeiro, Brazil with company-owned branches strategically located around the world to serve our global customer base. This established network of branches, enhanced by third-party distributors, allows us to add new customers in various locations and to increase distribution to existing customers. Our experienced in-house sales support teams work with our global network of distributors and licensees to create a strong market presence in all aspects of the oil, gas and petrochemical refining industries.

•
Comprehensive Product Offering. We offer a full suite of gasket and bolt products to the petroleum refining, petrochemical, oil field and industrial markets. Our March 2013 acquisition of Wulfrun in the United Kingdom further expanded Energy's product offering to include custom-manufactured, specialty bolts of various sizes and made-to-order configurations and other CNC-machined components in Europe. In addition, Energy has expanded its engineered product offering with isolation kits and capabilities to produce high quality sheet jointing used in the manufacture of soft gaskets, along with the recent addition of filled PTFE for their chemical customers. While many of the competitors manufacture and distribute either gaskets or bolts, supplying both provides us with an advantage to customers who prefer to deal with fewer suppliers. Enabled by its branch network and close proximity to its customers, Energy's ability to provide quick turn-around and customized solutions for its customers is also a competitive strength.

•
Leading Market Positions and Strong Brand Names. We believe we are one of the largest gasket and bolt suppliers to the global energy market. We believe that Lamons, STBF, Wulrun and Basrur are known as quality brands and offer premium service to the industry, and our facilities have the latest proprietary technology and equipment to be able to produce urgent requirement gaskets and bolts locally to meet its customers' demands.

Strategies
We believe Energy has opportunities to grow, while optimizing its cost structure, including:

•
Pursuit of Lower-Cost Manufacturing and Sourcing Initiatives. We believe that there will be further opportunities to reduce the cost structures through ongoing manufacturing, overhead and administrative productivity initiatives, global sourcing and selectively shifting manufacturing capabilities to countries with lower costs. We recently announced a decision to move a portion of our gasket and fastener operations from our Houston facility to a new facility in Mexico. The move to Mexico is expected to improve our global operating model and enhance the competitiveness of the business, while increasing customer service. In addition to our core domestic manufacturing facility in Houston, we have advanced manufacturing facilities and sourcing capabilities in China and India. Multi-country manufacturing capabilities provides flexibility to move specific manufacturing requirements amongst facilities to leverage lower cost opportunities and better serve our customers. We believe expanding our new Matrix® product and India capacity will further increase profitability, as we manufacture our own sheet product compared to reliance for comparable product on our competitors.

•
Growth in Newer Geographies. Energy has been replicating its U.S branch strategy around the world. Over the past several years, Energy has targeted additional locations outside of the U.S. in close proximity of our global customers, following plans to further penetrate Europe, Asia and North and South America. Opening locations within close proximity of these customers increases our ability to provide better service and meet their quick turn-around needs. We have also opened additional branches in North America to better penetrate under-served markets. We believe we will continue to benefit over time as we expand our market presence in these new geographies.

•
Expansion of Engineered and Specialty Product Offering. Over the past couple of years, we have launched several new highly-engineered and specialty products and have broadened our specialty bolt offering. Examples of new products include: WRI-LP gaskets, a hydrofluoric ("HF") acid gasket solution; inhibitor gaskets designed to prevent corrosion in offshore platform flanges; IsoTekTM Gaskets, an engineered sealing solution for flanged pipe connections; and intelligent bolts which provide more reliable load indication. Most recently, Energy was the first in Europe approved to manufacture the API 20E fasteners used in subsea critical applications, and the first in the world approved to manufacture to API 6A, 17D, 20E and Q1 quality systems. In addition to providing revenue growth opportunities, specialty products tend to have higher margins than their standard counterparts.

Marketing, Customers and Distribution
Energy relies upon a combination of direct sales forces and established networks of independent distributors and licensees with familiarity of the end users. Gaskets and bolts are supplied directly to major customers through our sales and service facilities in major regional markets, or through a large network of independent distributors/licensees. The sales and distribution network's close proximity to the customer makes it possible for Energy to respond to customer-specific engineered applications and provide a high degree of customer service. Our overseas sales are made either through newer sales and service facilities in Belgium, Brazil, China, India, the Netherlands, Singapore, Spain, Thailand and the United Kingdom, licensees or through our many distributors. Significant Energy customers include Dow Chemical, ExxonMobil, Ferguson, LyondellBasell, MRC, DNOW and Valero.
Competition
Energy's primary competitors include ERIKS, Flexitallic Group, Garlock (EnPro), Klinger, Lone Star and Teadit. Most of Energy's competitors supply either gaskets or bolts. We believe that providing both gaskets and bolts, as well as our hub-and-spoke distribution model, gives us a competitive advantage with many customers. We believe that our broader product portfolio and strong brand name enables us to maintain our market leadership position as one of the largest gasket and bolt suppliers to the energy market.
Aerospace
We believe Aerospace is a leading designer and manufacturer of a diverse range of products for use in focused markets within the aerospace industry. In general, Aerospace's products are highly-engineered, customer-specific items that are sold into focused markets with few competitors.
Aerospace's brands include Monogram Aerospace Fasteners™, Martinic Engineering™, Mac Fasteners™ and Allfast Fastening Systems®, which we believe are well established and recognized in their markets.

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

•
Allfast Fastening Systems. Acquired in October 2014, Allfast Fastening Systems, Inc. (“Allfast”) is a leading global manufacturer of solid and blind rivets, blind bolts, temporary fasteners and installation tools for the aerospace industry with content on substantially all commercial, defense and general aviation platforms in production and in service.

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

Strategies
We believe the businesses within the Aerospace segment have significant opportunities to grow and improve margins, based on the following strategies:

•
Leverage Strengths and Integrate Across the Aerospace Businesses. The combined product sets of Monogram, Allfast and Mac Fasteners uniquely position us to benefit from platform-wide supply opportunities and grow at a level in excess of industry aircraft build rates. In addition, our aerospace platform will benefit from expected synergistic cost savings, including leveraging combined purchasing activities, commercial initiatives, product development efforts, and sharing of better practices between businesses. We have proprietary products and processes, as well as strong application engineering and product development capabilities focused on solving customer problems. Aerospace customers will benefit from a combined product portfolio and product development efforts.

•
Develop New Products. The Aerospace segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Certain Aerospace products contain patent protection, with additional patents pending. Monogram has developed the next generation Composi-Lok®, offering a flush break upon installation, a new "lite" derivative affording significant installed weight savings in concert with today's fuel efficient aircraft designs, and is developing and testing an enlarged footprint version of the Composi-Lok®, offering improved clamping characteristics on composite structures. Monogram has developed the next generation of temporary fasteners, which is targeted to have load clamping capabilities in the range of a permanent fastener. We believe the strategy of offering a variety of custom engineered variants has been very well received by Monogram's customer base and is increasing our share of custom-engineered purchases. Our close working relationship between our technical sales and engineering groups and our customers' engineering teams is key to developing future products desired and required by our customers.

•
Entry into New Markets and Development of New Customers. The Aerospace segment has significant opportunities to grow its businesses by offering its products to new customers and new markets. In addition, Monogram is focused on expanding its geographic presence and is selling its products through an office in Beijing, China. The addition of Allfast, Martinic Engineering and Mac Fasteners products to the portfolio enables this segment to reach additional customers, including tier one suppliers to airframe OEMs and aftermarket repair companies, respectively. Monogram and Allfast can also cross-sell products into each other's legacy set of customers.

•
Expansion of Product Line Offerings. Aerospace continues to expand its fastener offerings to include other aerospace fastening products, including a suite of collar families used in traditional non-blind assembly, and is increasing its applications and content on airplanes. Monogram's blind bolt fasteners, which allow for one-sided bolt installation, provide additional advantages as aircraft manufacturers increase automation in aircraft assembly. This trend increases the potential for the expanded use of Monogram's blind fasteners into non-traditional applications. Monogram's Composi-Lok®, Composi-Lok®II, and the new Composi-Lok®3, are designed to solve unique fastening problems associated with the assembly of composite aircraft structures, and are therefore particularly well-suited to take advantage of the increasing use of composite materials in aircraft construction. Our recent aerospace acquisitions also expand opportunities for additional content on aircraft.

Marketing, Customers and Distribution
Aerospace's customers operate primarily in the aerospace industry, serving both OE and aftermarket customers on a wide variety of platforms. Given the focused nature of many of our products, the Aerospace segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. Although the overall market for fasteners and metallurgical services is highly competitive, these businesses provide products and services primarily for specialized markets, and compete principally as technology, quality and service-oriented suppliers in their respective markets. Aerospace's products are sold to manufacturers and distributors within the commercial, business and military aerospace industry, both domestic and foreign. While products are sold to both manufacturers and distributors, Aerospace works directly with aircraft manufacturers to develop and test new products and improve existing products. The addition of Allfast, Martinic Engineering and Mac Fasteners products to the portfolio enables this segment to reach additional customers, including tier one suppliers to airframe OEMs and aftermarket repair companies, respectively. Aerospace's OEM, distribution and other customers include Airbus, Boeing, B/E Aerospace, Bombardier, Embraer, Hamilton Sunstrand, Parker Hannifin, Peerless Aerospace Fasteners, Spirit Aero Systems, United Technologies (UTC), Wesco Aircraft Hardware, and the U.S. Department of Defense.
Competition
This segment's primary competitors include AHG France, Alcoa Fastening Systems, Cherry Aerospace (PCC) and LISI Aerospace. We believe that we are a leader in the blind bolt market with significant market share in all blind fastener product categories in which it competes. Aerospace companies supply highly engineered, non-commodity, customer-specific products that principally have large shares of small markets supplied by a limited number of competitors.
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

Engineered Components' brands include Arrow® Engine and Norris Cylinder™ which we believe are well established and recognized in their respective markets.

•
Arrow Engine. We believe that Arrow Engine is a market leading provider of natural gas powered engines and parts. Arrow Engine also provides gas compressors, gas production, meter runs, engine electronics and chemical pumps, all engineered for use in oil and natural gas production and other industrial and commercial markets. Arrow Engine distributes its products through a worldwide distribution network with a particularly strong presence in the U.S. and Canada. Arrow Engine owns the original equipment manufacturing rights to distribute engines and replacement parts for four main OEM engine lines and offers a wide variety of spare parts for an additional six engine lines, which are widely used in the energy industry and other industrial applications. Arrow Engine has developed a new line of products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. Arrow Engine has expanded its product line to include compressors and compressor packaging, gas production equipment, meter runs and other electronic products.

•
Norris Cylinder. Norris Cylinder is a leading provider of a complete line of large and intermediate/small size, high-pressure and low-pressure steel cylinders for the transportation, storage and dispensing of compressed gases. Norris Cylinder's large high-pressure seamless compressed gas cylinders are used principally for shipping, storing and dispensing oxygen, nitrogen, argon, helium and other gases for industrial and health care markets. In addition, Norris Cylinder offers a complete line of low-pressure steel cylinders used to contain and dispense acetylene gas for the welding and cutting industries. Norris Cylinder markets cylinders primarily to major domestic and international industrial gas producers and distributors, welding equipment distributors and buying groups, as well as equipment manufacturers.

Strategies
We believe the businesses within the Engineered Components segment have opportunities to grow, based on the following:

•
Strong Product Innovation. The Engineered Components segment has a history of successfully creating and introducing new products and there are currently several significant product initiatives underway. Arrow Engine continues to introduce new products in the area of industrial engine spare parts for various industrial engines not manufactured by Arrow Engine, including selected engines manufactured and sold under the Caterpillar®, Waukesha®, Ajax® and Gemini® brands. Arrow Engine has also launched an offering of customizable compressors and gas production and meter run equipment, which are used by existing end customers in the natural gas extraction market, as well as development of a natural gas compressor used for compressed natural gas (“CNG”) filling stations. Norris Cylinder developed a process for manufacturing ISO cylinders capable of holding higher pressure gases and has been awarded a United Nations certification for its ISO cylinders, making Norris Cylinder the first manufacturer approved to distribute ISO cylinders domestically. Norris Cylinder has also created new designs for seamless acetylene applications in marine and international markets.

•
Entry into New Markets and Development of New Customers. Engineered Components has opportunities to grow its businesses by offering its products to new customers, markets and geographies. In November 2013, Norris Cylinder acquired the assets of Worthington Cylinder's Tilbury, Ontario and Jefferson, Ohio facilities, making Norris Cylinder the only manufacturer of steel high-pressure and acetylene cylinders in North America. Norris Cylinder is also expanding international sales of its ISO cylinders to Europe, South Africa, and South and Central America, as well as pursuing new end markets such as cylinders for use at cell towers (hydrogen fuel cells), in mine safety (breathing air and rescue chambers) and in fire suppression. Arrow Engine continues to expand its product portfolio to serve new customers and new applications for oil and natural gas production in all areas of the industry, including shale drilling. Arrow Engine is also expanding international sales, particularly in Mexico, Indonesia and Venezuela.

Marketing, Customers and Distribution
Engineered Components' customers operate in the oil, gas, industrial and commercial industries. Given the focused nature of many of our products, the Engineered Components segment relies upon a combination of direct sales forces and established networks of independent distributors with familiarity of the end-users. In many of the markets this segment serves, its companies' brand names are virtually synonymous with product applications. The narrow end-user base of many of these products makes it possible for this segment to respond to customer-specific engineered applications and provide a high degree of customer service. Engineered Components' OEM and aftermarket customers include Airgas, Air Liquide, Chesapeake, DNOW, Kidde-Fewal, Praxair and Weatherford.

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
Cequent APEA and Cequent Americas
We believe Cequent, which includes our Cequent APEA and Cequent Americas reportable segments, is a leading designer, manufacturer and distributor of a wide variety of high quality, custom-engineered towing, trailer and cargo management products and other accessories. These products, which are similar for both Cequent APEA and Cequent Americas, are designed to support OEM, original equipment suppliers ("OES") and aftermarket customers within the agricultural, automotive, construction, horse/livestock, industrial, marine, military, recreational, trailer and utility markets. We believe that Cequent's brand names and product lines are among the most recognized and extensive in the industry.
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
Cequent APEA and Cequent Americas have positioned their product portfolios to create pricing options for entry-level to premium products across all of our market channels. We believe that no other competitor features a comparable array of components and recognized brand names. Cequent's brand names include Aqua Clear™, Bulldog®, BTM™, DHF™, Draw-Tite®, Engetran™, Fulton®, Harper®, Hayman-Reese™, Hidden Hitch®, Highland®, Kovil™, Laitner™, Parkside®, Pro Series®, Reese®, Reese CarryPower™, Reese Outfitter®, Reese Power Sports™, Reese® Towpower™, ROLA®, Tekonsha®, TriMotive®, Trojan®, Wesbarg® and Witter Towbar Systems™.

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
Competitive Strengths

•
Broad Product Portfolio of Strong Brand Names. Cequent APEA and Cequent Americas both benefit from a broad range of product offerings and do not solely rely upon any single item. By offering a wide range of products, the Cequent businesses are able to provide a complete solution to satisfy their customers' towing and cargo management needs, as well as serve diverse channels through effective brand management. We believe that the various brands mentioned above are well-known in their respective product areas and channels. In addition, we believe many of the products within Cequent APEA or Cequent Americas have leading market positions.

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

•
Flexibility in Supply. As a result of significant restructuring activity completed over the past few years, Cequent has reduced its cost structure and improved its supply flexibility, allowing for quicker and more efficient responses to changes in the end market demand. Cequent Americas has the ability to produce low-volume, customized products in-house, quickly and efficiently at manufacturing facilities in Mexico and Brazil. Cequent Americas also outsources certain high-volume production to lower cost supply partners in Southeast Asia. Extensive sourcing arrangements with suppliers in low-cost environments enable the flexibility to choose to manufacture or source products based on end-market demand or product cost characteristics. Cequent APEA has manufacturing facilities in Australia, Germany, New Zealand, South Africa, Thailand and the United Kingdom. In recent years, Cequent APEA opened a state-of-the-art manufacturing facility in Melbourne, Australia to improve efficiency and customer service, and to replace the two former Melbourne facilities.

Strategies
We believe that Cequent has opportunities to increase sales and margins as a result of the following strategies, including the following:

•
Enhanced Towing Solutions and Strong Product Innovation. As a result of its broad product portfolio, Cequent APEA and Cequent Americas are well positioned to provide customers with solutions for trailering, towing and cargo management needs. Due to both segments' product breadth and depth, we believe the Cequent businesses can provide customers with compelling value propositions with superior features and convenience. Cequent Americas has a history of successfully developing and launching new products with patented features. Newer introductions include customer vehicle and trailer connectivity products, Velocity Series jacks, zero contact interface trailer light power modules, F2® aluminum trailer winch, powered RV 5th wheel trailer landing gear, an ASAE compliant and newly redesigned 5th wheel hitch family, custom harnesses, programmable converters, high intensity LED work lighting and electrical accessories, and a patented and improved gooseneck coupler. In addition, Cequent is continually refreshing its existing retail products with new designs, features, innovative packaging and merchandising. Cequent APEA also continues to evolve its products and recently expanded its tubular vehicle protection product line.

•
Cross-Selling Products. We believe that Cequent APEA and Cequent Americas both have significant opportunities to further introduce products into new distribution channels. Cequent has developed strategies to introduce its products into new channels, including the Asian automotive manufacturer market, the retail sporting goods market, the independent bike dealer, the ATV and motorcycle market, the military and within select international markets. In many instances, Cequent can offer more competitive pricing by providing complete sets of product rather than underlying components separately. We believe this merchandising strategy also enhances the segment's ability to better compete in markets where its competitors have narrower product lines and are unable to provide “one stop shopping” to customers. More specifically, Cequent APEA is focused on selling the whole product range through all channels, leveraging strong brands to broaden the local product offering and expanding its business with Thailand-based automotive OEMs.

•
Geographic Expansion. Cequent APEA has continued to expand globally, while maintaining its strong presence in Australia. Over the past several years, we have introduced products into the local market in Thailand after launching our local plant there. Throughout 2013, Cequent APEA acquired businesses in Europe, with locations in Germany and the United Kingdom, to enter the towbars and towing accessories market in that region and be able to offer its global customers a local supply solution. In 2012, the Cequent APEA business acquired Trail Com Limited, a market leading distributor for towing accessories and trailer components headquartered in New Zealand, as well as an acquisition in South Africa the prior year. In both 2013 and 2012, Cequent Americas expanded its global footprint and product portfolio in Brazil by acquiring DHF Soluções Automotivas Ltda and Engetran Engenharia, Indústria, e Comércio de Peças e Acessórios Veiculares Ltda, respectively. We believe these expansions into new geographies provide additional opportunities for growth, while supporting existing and new customers in these markets. Cequent continues to evaluate sales opportunities outside of its existing markets.

•
Margin Improvement. Cequent Americas and Cequent APEA have been focused on positioning themselves for future margin expansion. Cequent has been establishing new plants and lower cost countries and moving some production locations in order to increase capacity, better support our global customers in new locations, drive productivity and better leverage a more efficient cost structure. During 2013, Cequent Americas relocated a significant portion of its manufacturing from the Goshen, Indiana Cequent facility to the existing Cequent facility in Reynosa, Mexico. While the physical move of production is complete, Cequent Americas has been working on moving the supporting supply to Mexico, as well as fine-tuning its newer distribution center which was established closer to the production in Mexico. We believe these investments and actions will improve margins over time as Cequent Americas becomes more efficient. Both Cequent Americas and Cequent APEA are also working on leveraging their past acquisitions to increase the profitability of these businesses. As with the majority of our businesses, our Cequent teams are focused on simplifying and integrating their businesses, and implementing productivity and lean programs to reduce complexity and costs to drive margin expansion.

Marketing, Customers and Distribution
Cequent APEA and Cequent Americas employ a dedicated sales force in each of the primary channels, including automotive aftermarket, automotive OEM, industrial, military, power sports, recreational vehicle dealers, and retail including mass merchants, auto specialty, marine specialty, hardware/home centers and catalogs. The businesses rely upon strong historical relationships, custom engineering capability, significant brand heritage, broad product offerings, superior distribution and strong merchandising methodologies to bolster its towing, trailer and accessory product sales through the OEM channel and in all aftermarket segments. Cequent Americas serves customers such as Etrailer, Ford, LKQ, Redneck, Toyota and U-Haul, and is also well represented in mass merchant retailers like Wal-Mart, specialty retailers such as Tractor Supply, hardware home centers such as Home Depot and Lowe's, and specialty auto retailers including AutoZone. Cequent APEA's customers include many automotive manufacturers and suppliers, including FHI/Subaru, Ford, GM, Mazda and Toyota.
Competition
The competitive environment for towing products is highly fragmented and is characterized by numerous smaller suppliers, even the largest of which tends to focus in narrow product categories. Significant trailer competitors include Pacific Rim, Dutton-Lainson, Shelby, Ultra-Fab, Sea-Sense and Atwood. Significant electrical competitors include Hopkins Manufacturing, Peterson Industries, Grote, Optronics and Pollack. Significant towing competitors include Curt Manufacturing, B&W, Buyers and Camco. The retail channel presents a different set of competitors that are typically not seen in our installer, OEM and distributor channels, including Masterlock, Buyers, Allied, Keeper, Bell, Smart Straps and Axius. In addition, competition in the cargo management product category primarily comes from Thule and Yakima.
Acquisition Strategy
We believe that our businesses have significant opportunities to grow through disciplined, strategic acquisitions that enhance the strengths of our core businesses. We typically seek "bolt-on" acquisitions, in which we acquire another industry participant or adjacent product lines that expand our existing product offerings; gain access to new customers, end markets and distribution channels; expand our geographic footprint; and/or capitalize on scale and cost efficiencies. Strategically, our focus is primarily on acquisition targets in the Packaging and Aerospace segments, as evidenced by our 2014 acquisitions of Allfast Fastening Systems in Aerospace, and Lion Holdings and the remaining 30% interest in Arminak & Associates in Packaging, as these segments have higher growth and margin profiles. However, we will also consider opportunistic bolt-on acquisitions in our other segments, although such transactions are likely to be more modest in terms of target size and transaction value.
Materials and Supply Arrangements
Our largest raw material purchases are for steel, copper, aluminum, titanium, polyethylene and other resins. Raw materials and other supplies used in our operations are normally available from a variety of competing suppliers. In addition to raw materials, we purchase a variety of components and finished products from low-cost sources in China, India, Sri Lanka, Taiwan, Thailand and Vietnam.
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

Employees and Labor Relations
As of December 31, 2014, we employed approximately 7,000 people, of which approximately 61% were located outside the United States and 18% were unionized. We currently have collective bargaining agreements covering 14 facilities worldwide, two of which are in the United States. Employee relations have generally been satisfactory.
On January 5, 2015, we finalized the decision to move a portion of the gasket and fastener operations from our Energy facility in Houston to a new facility in Mexico. This announcement impacts approximately 10% of facility's current unionized work force. The decision to move a portion of the manufacturing is the result of our effort to improve our Energy global operating model and enhance the competitiveness of the business. This transition is expected to be completed over the next 12 to 18 months.
Seasonality and Backlog
There is some seasonality in the businesses within our Cequent reportable segments, primarily within Cequent Americas, where sales of towing and trailering products are generally stronger in the second and third quarters, as trailer OEMs, distributors and retailers acquire product for the spring and summer selling seasons. No other reportable segment experiences significant seasonal fluctuation in its businesses. In Aerospace, our customers often provide a forward view of build rates and needs for products, but firm orders do not extend for more than a few months, and often times are not guaranteed and could change. We do not consider sales order backlog to be a material factor in our businesses.
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
Intangible Assets
Our identified intangible assets, consisting of customer relationships, trademarks and trade names and technology, are recorded at approximately $363.9 million at December 31, 2014, net of accumulated amortization. The valuation of each of the identified intangibles was performed using broadly accepted valuation methodologies and techniques.
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

Technology. We hold a number of U.S. and foreign patents, patent applications, and proprietary product and process-oriented technologies within all six of our reportable segments. We have, and will continue to dedicate, technical resources toward the further development of our products and processes in order to maintain our competitive position in the industrial, commercial and consumer end markets that we serve. Estimated useful lives for our technology intangibles range from one to 30 years and are determined in part by any legal, regulatory or contractual provisions that limit useful life. For example, patent rights have a maximum limit of 20 years in the U.S. Other factors considered include the expected use of the technology by the operating groups, the expected useful life of the product and/or product programs to which the technology relates, and the rate of technology adoption by the industry.
International Operations
Approximately 20.8% of our net sales for the year ended December 31, 2014 were derived from sales by our subsidiaries located outside of the United States, and we may significantly expand our international operations through organic growth actions and acquisitions. In addition, approximately 21.2% of our operating net assets as of December 31, 2014 were located outside of the United States. We operate manufacturing facilities in Australia, Brazil, Canada, China, Finland, Germany, India, Mexico, the Netherlands, New Zealand, Singapore, South Africa, Spain, Thailand and the United Kingdom. In addition to the net sales derived from sales by our subsidiaries located outside of the United States, we also generated approximately $131.8 million of export sales from the United States. For information pertaining to the net sales and operating net assets attributed to our international operations, refer to Note 19, "Segment Information," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
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
Risks Relating to our Business
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
One of our principal growth strategies is to pursue strategic acquisition opportunities. We have completed 26 acquisitions, primarily bolt-on businesses to our existing platforms, over the past five years. Each of these acquisitions required integration expense and actions that negatively impacted our results of operations and that could not have been fully anticipated beforehand. In addition, attractive acquisition candidates may not be identified and acquired in the future, financing for acquisitions may be unavailable on satisfactory terms and we may be unable to accomplish our strategic objectives in effecting a particular acquisition. We may encounter various risks in acquiring other companies, including the possible inability to integrate an acquired business into our operations, diversion of management's attention and unanticipated problems or liabilities, some or all of which could materially and adversely affect our business strategy and financial condition and results of operations.
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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, titanium, polyethylene and other resins. Prices for these products fluctuate with market conditions, and have generally increased over time. We may be unable to completely offset the impact with price increases on a timely basis due to outstanding commitments to our customers, competitive considerations or our customers’ resistance to accepting such price increases and our financial performance may be adversely impacted by further price increases. A failure by our suppliers to continue to supply us with certain raw materials or component parts on commercially reasonable terms, or at all, could have a material adverse effect on us. To the extent there are energy supply disruptions or material fluctuations in energy costs, our margins could be materially adversely impacted.

Trends in oil and natural gas prices may affect the demand for, and profitability of, our energy products and services, which could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
The oil and gas industry historically has experienced periodic downturns. Demand for our energy-related products, such as engines, gaskets and fasteners, is sensitive to the level of drilling and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of drilling and production activity is directly affected by trends in oil and natural gas prices, which have been recently volatile and may continue to be volatile.
Prices for oil and natural gas are subject to large fluctuations in response to changes in the supply of and demand for oil and natural gas, market uncertainty, geopolitical developments and a variety of other factors that are beyond our control. Even the perception of longer-term lower oil and natural gas prices can reduce or defer major capital expenditures by our customers in the oil and gas industry. Given the long-term nature of many large-scale development projects, a significant downturn in the oil and gas industry could result in the reduction in demand for our energy-related products, and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our reputation, ability to do business, and results of operations may be impaired by improper conduct by any of our employees, agents, or business partners.
While we strive to maintain high standards, we cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, export and import compliance, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such allegations, violations of law or improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance, could damage our reputation and could have a material effect on our financial statements.
We have debt principal and interest payment requirements that may restrict our future operations and impair our ability to meet our obligations.
As of December 31, 2014, we have approximately $639.3 million of outstanding debt. After consideration of our interest rate swap agreement (see Note 13, "Derivative Instruments," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information), approximately 75% of our debt bears interest at variable rates. We may experience increases in our interest expense as a result of general increases in interest rate levels. Our debt service payment obligations in 2014 were approximately $19.6 million, and based on amounts outstanding as of December 31, 2014, a 1% increase in the per annum interest rate for our variable rate debt would increase our interest expense by approximately $4.8 million annually.
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
At December 31, 2014, our goodwill and intangible assets were approximately $830.6 million and represented approximately 50.0% of our total assets. If we experience declines in sales and operating profit or do not meet our current and forecasted operating budget, we may be subject to future goodwill and/or other intangible asset impairments. Historically, included within our net losses were pre-tax, non-cash goodwill and indefinite-lived impairment charges of approximately $459.9 million, which were recorded during the years ended December 31, 2006 through December 31, 2008. While the fair value of our remaining goodwill exceeds its carrying value, and we have not recorded goodwill or intangible asset impairment charges since 2008, significantly worse financial performance of our businesses, significantly different assumptions regarding future performance of our businesses or significant declines in our stock price could result in future impairment losses. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results.

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
In addition, the Lamons business within our Energy reportable segment is a party to lawsuits related to asbestos contained in gaskets formerly manufactured by it or its predecessors. Some of this litigation includes claims for punitive and consequential as well as compensatory damages. We are not able to predict the outcome of these matters given that, among other things, claims may be initially made in jurisdictions without specifying the amount sought or by simply stating the minimum or maximum permissible monetary relief, and may be amended to alter the amount sought. Of the 7,992 claims pending at December 31, 2014, 117 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). See Note 15, "Commitments and Contingencies," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K for additional information.

Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $7.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of our costs related to settlement and defense of asbestos litigation have been covered by our primary insurance. Effective February 14, 2006, we entered into a coverage-in-place agreement with our first level excess carriers regarding the coverage to be provided to us for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to us that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, we believe it is likely that there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of our primary insurance coverage, during which we likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid. We also may incur significant litigation costs in defending these matters in the future. We may be required to incur additional defense costs and pay damage awards or settlements or become subject to equitable remedies that could adversely affect our businesses.
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
We lease many of our manufacturing facilities and certain capital equipment. Our rental expense in 2014 under these operating leases was approximately $31.5 million. A failure to pay our rental obligations would constitute a default allowing the applicable landlord to pursue any remedy available to it under applicable law, which would include taking possession of our property and, in the case of real property, evicting us. These leases are categorized as operating leases and are not considered indebtedness for purposes of our debt instruments.
We may be subject to further unionization and work stoppages at our facilities or our customers may be subject to work stoppages, which could seriously impact the profitability of our business.
As of December 31, 2014, approximately 18% of our work force was unionized under several different unions and bargaining agreements. We currently have collective bargaining agreements covering 14 facilities worldwide, two of which are in the United States.
On September 25, 2014, we concluded, without work stoppage or strike, a three year extension of our labor agreement with the United Steel, Paper, and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union at our energy facility in Texas.
On January 5, 2015, we finalized the decision to move a portion of the gasket and fastener operations from our Energy reportable segment's Houston facility to a new facility in Mexico. This announcement impacts approximately 10% of this facility's current unionized work force. The decision to move a portion of the manufacturing is a result of our effort to improve our global operating model and enhance the competitiveness of the business. This transition is expected to be completed over the next 12 to 18 months.

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
We have extensive operations outside of the United States. Approximately 20.8% of our net sales for the year ended December 31, 2014 were derived from sales by our subsidiaries located outside of the U.S. In addition, we may significantly expand our international operations through internal growth and acquisitions.  International operations, particularly sales to emerging markets and manufacturing in non-U.S. countries, are subject to risks which are not present within U.S. markets, which include, but are not limited to, the following:

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
Our acquisition and disposition agreements by which we have acquired or sold companies, include indemnification provisions that may not fully protect us and may result in unexpected liabilities.
Certain of the agreements related to the acquisition and disposition of businesses require indemnification against certain liabilities related to the operations of the company for the previous owner. We cannot be assured that any of these indemnification provisions will fully protect us, and as a result we may incur unexpected liabilities that adversely affect our profitability and financial position.
Increased IT security threats and more sophisticated and targeted computer crime could pose a risk to our systems, networks, and products.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data and communications. While we attempt to mitigate these risks by employing a number of measures, including employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our networks and systems remain potentially vulnerable to advanced persistent threats. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information and communications, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations.

A major failure of our information systems could harm our business.

We depend on integrated information systems to conduct our business. We may experience operating problems with our information systems as a result of system failures, viruses, computer hackers or other causes. Any significant disruption or slowdown of our systems could cause customers to cancel orders or cause standard business processes to become inefficient or ineffective.

Our stock price may be subject to significant volatility due to our own results or market trends.
If our revenue, earnings or cash flows in any quarter fail to meet the investment community's expectations, there could be an immediate negative impact on our stock price. Our stock price could also be impacted by broader market trends and world events unrelated to our performance.
Risks Relating to our Proposed Spin-off of our Cequent Businesses
The proposed spin-off of our Cequent businesses is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us even if not completed.
On December 8, 2014, our board of directors approved a plan to pursue a tax-free spin-off of our Cequent businesses. The proposed spin-off is subject to various conditions and may be affected by unanticipated developments or changes in market conditions. Completion of the spin-off will be contingent upon several factors, including but not limited to, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spin-off, receipt of a tax opinion regarding the tax-free status of the spin-off, execution of intercompany agreements and the effectiveness of a registration statement with the SEC. For these and other reasons, the spin-off may not be completed as expected during 2015, if at all.
Even if the spin-off is not completed, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences, including but not limited to, the following:

•	execution of the proposed spin-off will require significant time and attention from management, which may postpone the execution of other initiatives that may have been beneficial to us;

•	we will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, whether or not it is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off.
Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and the price of our common shares.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
Although we believe that separating our Cequent businesses from TriMas will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide such results on the scope or scale we anticipate, and we may not realize the assumed benefits of the spin-off. In addition, we will incur one-time costs in connection with the spin-off that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize these assumed benefits, we could suffer a material adverse effect on our financial condition.
If the proposed spin-off of our Cequent businesses is completed, the trading price of our common shares will decline.
We expect the trading price of our common stock immediately following the spin-off to be significantly lower than immediately preceding the spin-off, as the trading price of our common stock will no longer reflect the value of our Cequent businesses.
Following the spin-off, the value of your common stock in: (a) the Company and (b) the Cequent businesses may collectively trade at an aggregate price less than what the Company's common stock might trade at had the spin-off not occurred.
The common stock of: (a) the Company and (b) the Cequent businesses that you may hold following the spin-off may collectively trade at a value less than the price at which the Company’s common stock might have traded at had the spin-off not occurred. These reasons include the future performance of either the Company or the Cequent businesses as separate, independent companies, and the future shareholder base and market for the Company’s common stock and those of the Cequent businesses and the prices at which these shares individually trade.
The spin-off could result in substantial tax liability.
The spin-off is conditioned on our receipt of an opinion from our tax advisors, in form and substance satisfactory to us, that the distribution of shares of our Cequent businesses in the spin-off will qualify as tax-free to the Cequent businesses, the Company and our shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the Code), the Company and other members of our consolidated tax reporting group. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by the Company and the Cequent businesses which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such advisor in its opinion. The opinion will not be binding on the Internal Revenue Service ("IRS"), or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spin-off as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.
If, notwithstanding receipt of the opinion from our advisor, the spin-off were determined not to qualify under Section 355 of the Code, each U.S. holder of our common shares who receives shares of the Cequent businesses in connection with the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the Cequent businesses that are received. That distribution would be taxable to each such shareholder as a dividend to the extent of our current and accumulated earnings and profits. For each such shareholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in his or her common shares of the Company with any remaining amount being taxed as a capital gain. We would be subject to tax as if we had sold common shares in a taxable sale for their fair market value and we would recognize taxable gain in an amount equal to the excess of the fair market value of such common shares over our tax basis in such common shares, which could have a material adverse impact on our financial condition, results of operations and cash flows.
Certain members of our board of directors and management may have actual or potential conflicts of interest because of their ownership of shares of the Cequent businesses or their relationships with the Cequent businesses following the spin-off.
Certain members of our board of directors and management are expected to own shares of the Cequent businesses and/or options to purchase shares of the Cequent businesses, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for the Company and the Cequent businesses. It is possible that some of our directors might also be directors of the Cequent businesses following the spin-off. This may create, or appear to create, potential conflicts of interest if these directors are faced with decisions that could have different implications for the Cequent businesses then the decisions have for the Company.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Properties
Our principal manufacturing facilities range in size from approximately 10,000 square feet to approximately 255,000 square feet. Except as set forth in the table below, all of our manufacturing facilities are owned. The leases for our manufacturing facilities have initial terms that expire from 2015 through 2024 and are all renewable, at our option, for various terms, provided that we are not in default under the lease agreements. Substantially all of our owned U.S. real properties are subject to liens in connection with our credit facility. Our executive offices are located in Bloomfield Hills, Michigan under a lease through June 2017. Our buildings have been generally well maintained, are in good operating condition and are adequate for current production requirements.
The following list sets forth the location of our principal owned and leased manufacturing and other facilities used in continuing operations and identifies the principal reportable segment utilizing such facilities as of December 31, 2014:

Packaging	Energy	Aerospace	Engineered Components	Cequent APEA	Cequent Americas
United States:
Arkansas:
Atkins(1)
California:
   Azusa(1)
   Rohnert Park(1)
Indiana:
   Auburn
   Hamilton(1)
Ohio:
   New Albany(1)
International:
Germany:
   Neunkirchen
Mexico:
    Mexico City
United Kingdom:
    Leicester
China:
    Hangzhou(1)
       Haining City(1)
India:
    Greater Noida
    Baddi
Vietnam:
    Thu Dau Mot(1)

United States:
Texas:
    Houston(1)
International:
Brazil:
    Rio de Janeiro (1)
Canada:
    Sarnia,
    Ontario(1)
China:
    Hangzhou(1)
India:
Faridabad(1)
    Bangalore(1)
The Netherlands:
Rotterdam(1)
Thailand:
    Muang Rayong(1)
United Kingdom:
    Wolverhampton(1)
		United States: California: Commerce(1) Stanton(1) City of Industry Kansas: Ottawa(1) Arkansas: Paris(1)	United States: Alabama: Huntsville Oklahoma: Tulsa Texas: Longview
International:
Australia:
    Keysborough,
      Victoria(1)
    Perth, Western
     Australia(1)
      Brisbane,
       Queensland(1)
South Africa:
Pretoria(1)
Thailand:
    Chon Buri(1)
New Zealand:
     Auckland(1)
Finland:
     Savonlinna(1)
 Germany:
     Hartha(1) United Kingdom:
     Deeside(1)

United States:
Indiana:
    South Bend(1)
Iowa:
    Fairfield(1)
Michigan:
    Plymouth(1)
       Tekonsha(1)
Ohio:
    Solon(1)
International:
Canada:
    Mississauga,
       Ontario(1)
Mexico:
    Ciudad Juarez(1)
    Reynosa(1)
Brazil:
    Itaquaquecetuba,
        São Paulo(1)

________________________________________

(1)	Represents a leased facility. All such leases are operating leases.
Item 3.    Legal Proceedings
See Note 15, "Commitments and Contingencies" included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
Item 4.    Mine Safety Disclosures
Not applicable.

Supplementary Item. Executive Officers of the Company
As of December 31, 2014, the following were executive officers of the Company:

David M. Wathen. Mr. Wathen, age 62, has served as president and chief executive officer of the Company since 2009. He served as president and chief executive officer of Balfour Beatty, Inc. (U.S. operations), an engineering, construction and building management services company, from 2003 until 2007. Prior to his Balfour Beatty appointment, he was a principal member of Questor, a private equity firm, from 2000 to 2002. Mr. Wathen held management positions from 1977 to 2000 with General Electric, a diversified technology and financial services company, Emerson Electric, a global manufacturing and technology company, Allied Signal, an automotive parts manufacturer, and Eaton Corporation, a diversified power management company.

Robert J. Zalupski. Mr. Zalupski, age 55, was appointed chief financial officer of the Company in January 2015. Prior to his appointment as chief financial officer, he served as vice president, finance and treasurer for the Company since 2003 and assumed responsibility for corporate development in March 2010. He joined the Company as director of finance and treasury in 2002, prior to which he worked in the Detroit office of Arthur Andersen. From 1996 through 2001, Mr. Zalupski was a partner in the audit and business advisory services practice of Arthur Andersen providing audit, business consulting, and risk management services to both public and privately held companies in the manufacturing, defense and automotive industries. Prior to 1996, Mr. Zalupski held various positions of increasing responsibility within the audit practice of Arthur Andersen serving public and privately held clients in a variety of industries.

A. Mark Zeffiro. Mr. Zeffiro, age 48, was appointed group president of Cequent in January 2015. Prior to his appointment as group president of Cequent, he served as chief financial officer of the Company since June 2008, and executive vice president since May 2013. Before joining the Company, Mr. Zeffiro held various financial management and business positions with General Electric Company, a diversified technology and financial services company (“GE”), and Black and Decker Corporation, a global manufacturer of quality power tools and accessories, hardware, home improvement products and fastening systems (“Black & Decker”). From 2004, during Mr. Zeffiro’s four-year tenure with Black & Decker, he was vice president of finance for the global consumer product group and Latin America. In addition, Mr. Zeffiro was directly responsible for and functioned as general manager of Black and Decker’s factory store business unit. From 2003 to 2004, Mr. Zeffiro was chief financial officer of First Quality Enterprises, a private company producing consumer products for the health care market. From 1988 through 2002, he held a series of operational and financial leadership positions with GE, the most recent of which was chief financial officer of their medical imaging manufacturing division.

Thomas M. Benson. Mr. Benson, age 59, has been president of the Company’s Cequent Performance Products, Inc. subsidiary since 2008. Prior to his appointment in 2005 as president of Cequent Towing Products, Inc., Mr. Benson held various management positions within the Cequent business, including president of Draw-Tite, Inc. Before joining the Company in 1984, Mr. Benson held the position of manager warranty systems at Ford Motor Company, an automotive manufacturer and financial vehicle services company, from 1978 to 1984.

Joshua A. Sherbin. Mr. Sherbin, age 51, was appointed the Company’s general counsel and corporate secretary in 2005, and vice president and chief compliance officer in May 2008, prior to which he was employed as the North American corporate counsel and corporate secretary for Valeo, a diversified Tier 1 international automotive supplier headquartered in Europe. Prior to joining Valeo in 1997, Mr. Sherbin was senior counsel, assistant corporate secretary for Kelly Services, Inc., an employment staffing company, from 1995 to 1997. From 1988 until 1995, he was an associate with the law firm Butzel Long in its general business practice.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, is listed for trading on the NASDAQ Global Select Market under the symbol "TRS." As of February 13, 2015, there were 584 holders of record of our common stock.
Our credit agreement restricts the payment of dividends on common stock, as such we did not pay dividends in 2014 or 2013. Our current policy is to retain earnings to repay debt and finance our operations and acquisitions. See the discussion under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 12 to the Company's financial statements captioned "Long-term Debt," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
The high and low sales prices per share of our common stock by quarter, as reported on the NASDAQ through December 31, 2014, are shown below:

	Price range of common stock
	High Price	Low Price
Year ended December 31, 2014
4th Quarter	$33.23	$23.68
3rd Quarter	$39.16	$24.32
2nd Quarter	$38.51	$30.80
1st Quarter	$39.92	$30.73
Year ended December 31, 2013
4th Quarter	$42.09	$35.23
3rd Quarter	$40.79	$34.69
2nd Quarter	$37.39	$27.16
1st Quarter	$32.69	$27.54
Please see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," for securities authorized for issuance under equity compensation plans.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2007 through December 31, 2014 for TriMas common stock, the Russell 2000 Index and a peer group(1) of companies we have selected for purposes of this comparison. We have assumed that dividends have been reinvested and returns have been weighted-averaged based on market capitalization. The graph assumes that $100 was invested on December 31, 2007 in each of TriMas common stock, the stocks comprising the Russell 2000 Index and the stocks comprising the peer group.
______________

(1)
Includes Actuant Corporation, Carlisle Companies Inc., Crane Co., Dover Corporation, IDEX Corporation, Illinois Tool Works, Inc., SPX Corporation, Teleflex, Inc. and Kaydon Corp (included in peer group 2007-2012, due to being acquired during 2013).

Item 6.    Selected Financial Data
The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2014. The financial data for each of the five years presented has been derived from our financial statements and notes to those financial statements, for which the years ended December 31, 2010 through December 31, 2012 were audited by KPMG LLP and the years ended December 31, 2013 and December 31, 2014 have been audited by Deloitte & Touche LLP. The following data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited financial statements included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(dollars and shares in thousands, except per share data)
Statement of Income Data:
Net sales	$1,499,080	$1,388,600	$1,267,510	$1,068,800	$878,220
Gross profit	384,940	351,060	342,420	314,520	263,840
Operating profit	124,550	119,600	128,070	129,980	105,200
Income from continuing operations	66,730	78,950	36,430	50,320	36,340
Per Share Data:
Basic:
Continuing operations	$1.47	$1.82	$0.90	$1.47	$1.08
Weighted average shares	44,882	40,926	37,521	34,246	33,761
Diluted:
Continuing operations	$1.46	$1.80	$0.89	$1.44	$1.05
Weighted average shares	45,269	41,396	37,949	34,780	34,435

	Year ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Statement of Cash Flows Data:
Cash flows provided by (used for)
Operating activities	$123,400	$87,610	$73,220	$95,810	$94,960
Investing activities	(410,090)	(130,340)	(133,000)	(25,230)	(37,850)
Financing activities	284,110	49,150	(8,560)	(28,030)	(20,220)
Balance Sheet Data:
Total assets	$1,661,750	$1,300,780	$1,130,960	$991,900	$925,720
Total debt	639,330	305,740	422,440	469,900	494,650
Goodwill and other intangibles	830,590	529,190	477,100	371,030	365,800

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
On December 8, 2014, our board of directors approved a plan to pursue a tax-free spin-off of the businesses that comprise our Cequent APEA and Cequent Americas reportable segments. We are targeting mid-2015 for completion of the proposed spin-off, although successful completion is contingent upon several factors, including but not limited to, final authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spin-off, receipt of a tax opinion regarding the tax-free status of the spin-off, execution of intercompany agreements and the effectiveness of a registration statement with the SEC.
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Global economic conditions, while remaining a bit choppy, have stabilized over the past 18 to 24 months, albeit with little or no overall economic growth, particularly in the United States. Thus, while we experienced some organic growth in 2014, the majority of our growth in 2014 compared to 2013 came via acquisition sales. Based on the implementation of our organic and acquisition growth strategies, we generated year-over-year net sales increases in all six of our reportable segments.
During 2014, we took significant actions in our Energy reportable segment to reassess, restructure and optimize our manufacturing and sales footprints. While net sales increased in 2014 versus 2013, due primarily to a 16.2% increase in fourth quarter 2014 versus 2013 sales levels, demand levels had been lower than historical levels for the past five quarters, starting in the third quarter of 2013, both in the United States and abroad, as petrochemical plants and refinery customers deferred shutdown activity, plus we experienced decreases in engineering and construction and original equipment manufacturer ("OEM") customer activity. The demand challenges also resulted in operating margins declines from historical levels. Given the reduced demand and resulting profitability challenges, we announced the closure of a sales branch in China, a manufacturing facility in Brazil and the move of certain longer lead-time standard products from our Houston, Texas manufacturing facility to a new facility in Mexico. We continue to monitor our business needs, and may need to evaluate further actions should the negative trend in sales and profitability levels continue.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments and the aforementioned moves in our Energy reportable segment, moving toward more efficient facilities and lower cost country production. While our growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to the incurrence of duplicate move, acquisition diligence and integration costs, resulting from the acquisition of businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. In addition to the energy end-market challenges, we have also incurred significant costs related to manufacturing inefficiencies associated with changes in aerospace customer demand, with the trend toward smaller lot sizes and less consistent order patterns over the past few quarters. While these challenges and endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the Innovative Molding and Arminak & Associates acquisitions have been integrated) as we integrate our acquisitions into our businesses, right-size our facilities and staffing levels to current and expected demand levels and patterns and capitalize on productivity initiatives and volume efficiencies.

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
We are sensitive to price movements in our raw materials supply base. Our largest material purchases are for steel, copper, aluminum, polyethylene and other resins and utility-related inputs. Historically, we have experienced increasing costs of steel and resin and have worked with our suppliers to manage cost pressures and disruptions in supply. We also utilize pricing programs to pass increased steel, copper, aluminum and resin costs to customers. Although we may experience delays in our ability to implement price increases, we have been generally able to recover such increased costs. We may experience disruptions in supply in the future and may not be able to pass along higher costs associated with such disruptions to our customers in the form of price increases.
In addition to the aforementioned price movements in significant raw materials, certain of our businesses are sensitive to oil price movements. Our Arrow Engine business is most directly impacted by significant changes in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels and commodity pricing. The decline of oil prices in late fourth quarter and into 2015 has significantly impacted demand levels in this business. Our other businesses may be impacted by volatile oil prices, but not as directly. For example, a small portion of our Energy reportable segment serves upstream customers at oil well sites that may be more quickly impacted by changes in oil prices, while the majority of the segment provides parts for refineries and chemical plants, which may or may not choose to defer capital expenditures or changeover production stock, both of which would require retooling with our gaskets and bolts, in times of fluctuations in oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers. Lastly, our Cequent businesses rely on consumer discretionary spending levels and confidence, which may be impacted when oil and gasoline prices are volatile.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our six reportable segments:

	Year ended December 31,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$337,710	22.5%	$313,220	22.6%	$275,160	21.7%
Energy	206,720	13.8%	205,580	14.8%	190,210	15.0%
Aerospace	121,510	8.1%	95,530	6.9%	73,180	5.8%
Engineered Components	221,360	14.8%	185,370	13.3%	200,000	15.8%
Cequent APEA	165,110	11.0%	151,620	10.9%	128,560	10.1%
Cequent Americas	446,670	29.8%	437,280	31.5%	400,400	31.6%
Total	$1,499,080	100.0%	$1,388,600	100.0%	$1,267,510	100.0%
Gross Profit
Packaging	$118,210	35.0%	$111,930	35.7%	$92,850	33.7%
Energy	35,660	17.3%	46,170	22.5%	48,190	25.3%
Aerospace	34,710	28.6%	34,650	36.3%	30,510	41.7%
Engineered Components	48,430	21.9%	33,300	18.0%	40,200	20.1%
Cequent APEA	31,380	19.0%	30,780	20.3%	26,140	20.3%
Cequent Americas	116,550	26.1%	94,230	21.5%	104,530	26.1%
Total	$384,940	25.7%	$351,060	25.3%	$342,420	27.0%
Selling, General and Administrative
Packaging	$38,490	11.4%	$38,540	12.3%	$35,300	12.8%
Energy	40,600	19.6%	37,150	18.1%	30,340	16.0%
Aerospace	16,860	13.9%	11,800	12.4%	9,490	13.0%
Engineered Components	14,190	6.4%	13,600	7.3%	12,460	6.2%
Cequent APEA	23,490	14.2%	18,920	12.5%	13,870	10.8%
Cequent Americas	84,750	19.0%	85,380	19.5%	77,150	19.3%
Corporate expenses	37,500	N/A	37,840	N/A	36,020	N/A
Total	$255,880	17.1%	$243,230	17.5%	$214,630	16.9%
Operating Profit (Loss)
Packaging	$77,850	23.1%	$83,770	26.7%	$57,550	20.9%
Energy	(6,660)	(3.2)%	8,620	4.2%	17,810	9.4%
Aerospace	17,830	14.7%	22,830	23.9%	21,020	28.7%
Engineered Components	34,080	15.4%	19,450	10.5%	27,990	14.0%
Cequent APEA	7,860	4.8%	13,920	9.2%	12,300	9.6%
Cequent Americas	31,090	7.0%	8,850	2.0%	27,420	6.8%
Corporate	(37,500)	N/A	(37,840)	N/A	(36,020)	N/A
Total	$124,550	8.3%	$119,600	8.6%	$128,070	10.1%
Capital Expenditures
Packaging	$13,730	4.1%	$11,010	3.5%	$15,470	5.6%
Energy	2,690	1.3%	5,250	2.6%	5,210	2.7%
Aerospace	4,430	3.6%	4,810	5.0%	3,210	4.4%
Engineered Components	1,690	0.8%	2,190	1.2%	4,090	2.0%
Cequent APEA	6,910	4.2%	9,650	6.4%	8,290	6.4%
Cequent Americas	4,530	1.0%	5,610	1.3%	9,670	2.4%
Corporate	470	N/A	970	N/A	180	N/A
Total	$34,450	2.3%	$39,490	2.8%	$46,120	3.6%

	Year ended December 31,
	2014	As a Percentage of Net Sales	2013	As a Percentage of Net Sales	2012	As a Percentage of Net Sales
	(dollars in thousands)
Depreciation and Amortization
Packaging	$20,410	6.0%	$18,960	6.1%	$17,970	6.5%
Energy	4,600	2.2%	3,820	1.9%	3,600	1.9%
Aerospace	7,630	6.3%	3,790	4.0%	2,630	3.6%
Engineered Components	4,460	2.0%	4,270	2.3%	3,860	1.9%
Cequent APEA	7,520	4.6%	5,770	3.8%	3,840	3.0%
Cequent Americas	11,410	2.6%	13,680	3.1%	12,780	3.2%
Corporate	440	N/A	260	N/A	160	N/A
Total	$56,470	3.8%	$50,550	3.6%	$44,840	3.5%

Results of Operations
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
The principal factors impacting us during the year ended December 31, 2014, compared with the year ended December 31, 2013 were:

•	the impact of our various acquisitions during 2014 and 2013 (see below for the impact by reportable segment);

•	business unit restructuring within our Energy reportable segment, under which we incurred approximately $13.2 million of costs during 2014;

•	continued economic strength in certain of the markets our businesses serve in 2014 compared to 2013, contributing to increased net sales in all six of our reportable segments;

•	the sale of our business in Italy within the Packaging reportable segment during 2013, for which we recorded a pre-tax gain of approximately $10.5 million;

•	our equity offering during 2013, where we issued 5,175,000 shares of common stock for net proceeds of approximately $174.7 million;

•
manufacturing and distribution footprint consolidation and relocation projects within our Cequent Americas reportable segments, under which we incurred approximately $3.6 million of costs during 2014, as compared to $25.6 million of such costs during 2013; and

•
our fourth quarter 2014 amendment to our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, and our amendment of our new credit agreement in 2013, which allowed us to reduce interest costs.

Overall, net sales increased approximately $110.5 million, or approximately 8.0%, to $1.5 billion in 2014, as compared to $1.4 billion in 2013. During 2014, net sales increased in all six of our reportable segments. Of the sales increase, approximately $84.4 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to the impact of continued economic strength in certain of our end markets, primarily in our Packaging, Engineered Components and Cequent Americas reportable segments, our expansion in international markets, primarily in our Packaging reportable segment and our new product introductions and related growth, primarily in our Engineered Components and Cequent APEA reportable segments. These sales increases were partially offset by approximately $6.3 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Cequent APEA reportable segment.

Gross profit margin (gross profit as a percentage of sales) approximated 25.7% and 25.3% in 2014 and 2013, respectively. The gross profit margin in our Cequent Americas reportable segment increased as compared to 2013, due to approximately $19.9 million of charges associated with our manufacturing facility footprint consolidation and relocation projects recorded during 2013 that did not repeat in 2014. Gross profit also increased due to continued productivity, cost reductions and automation efforts primarily in our Engineered Components, Packaging and Cequent Americas reportable segments. The increases in gross profit margin were partially offset by a less favorable product sales mix, primarily in our Energy, Aerospace, Cequent APEA and Packaging reportable segments, increased freight costs in our Cequent Americas reportable segment, manufacturing inefficiencies in our Aerospace reportable segment and the impact of the restructuring in our Energy reportable segment. In addition, we continue to experience an overall less favorable product sales mix in the reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership.
Operating profit margin (operating profit as a percentage of sales) approximated 8.3% and 8.6% in 2014 and 2013, respectively. Operating profit increased $5.0 million, or 4.1%, to $124.6 million in 2014 as compared to $119.6 million in 2013, primarily as a result of higher sales levels. Operating profit margin decreased primarily due the impact of the restructuring in our Energy reportable segment, a less favorable product sales mix, primarily in our Energy, Aerospace, Cequent APEA and Packaging reportable segments and as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses and manufacturing inefficiencies in our Aerospace reportable segment. In addition, our operating profit margin decreased due to a $10.5 million gain recognized within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income, and a $2.1 million gain recognized within our Cequent APEA reportable segment on the sale of a facility in Australia during 2013, that did not recur in 2014. Partially offsetting the decreases in operating profit margin were a decrease in costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, continued productivity, cost reductions and automation efforts primarily in our Packaging, Engineered Components and Cequent Americas reportable segments as well as operating leverage gained on the higher sales levels primarily in our Packaging and Engineered Components reportable segments.
Interest expense decreased approximately $3.3 million, to $15.0 million in 2014, as compared to $18.3 million in 2013. The decrease in interest expense was primarily due to a reduction in our overall interest rates due to the refinancing of our Credit Agreement at lower interest rates in the fourth quarter of 2013. Interest expense further declined due to a decrease in our effective weighted average interest rate on variable rate borrowings, including our Credit Agreement and accounts receivable facilities, to approximately 1.9% for 2014, from 2.7% in 2013, and a decrease in our weighted-average variable rate borrowings to approximately $512.3 million in 2014, from approximately $514.2 million in 2013.
We incurred debt financing expenses of approximately $3.4 million in 2014 related to our incremental term loan A facility used to fund the Allfast acquisition. During 2013, we incurred debt extinguishment costs of approximately $2.5 million related to the refinance of our U.S. bank debt.
Other expense, net increased approximately $4.9 million to $6.6 million in 2014, from $1.7 million in 2013. The increase was primarily related to a bargain purchase gain of approximately $2.8 million on the acquisition of certain towing technology and business assets of AL-KO within our Cequent APEA reportable segment during 2013 that did not repeat, a reduction of certain indemnification assets related to uncertain tax liabilities and higher losses on transactions denominated in foreign currencies.
The effective income tax rate for 2014 was 33.0%, compared to 18.7% for 2013. During 2014, we reported domestic and foreign pre-tax income of approximately $85.0 million and $14.6 million, respectively, and recognized tax benefits of approximately $2.4 million, a change in an uncertain tax position for which the statute of limitations expired and certain tax holidays.  In addition, we incurred tax charges of approximately $3.3 million during 2014 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards. In 2013, we reported domestic and foreign pre-tax income of approximately $49.5 million and $47.6 million, respectively, and recognized tax benefits of approximately $9.1 million primarily attributable to international restructuring events completed in 2013, a change in an uncertain tax position for which the statute of limitations expired and related to tax holidays. We also incurred tax charges of approximately $4.2 million during 2013 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards and international restructuring events.
Income from continuing operations decreased approximately $12.3 million to $66.7 million in 2014, from $79.0 million in 2013. The decrease was primarily the result of a $14.7 million increase in income tax expense, plus a $4.9 million increase in other expenses and a $0.9 million increase in debt financing and extinguishment costs, partially offset by a $5.0 million increase in operating profit and a $3.3 million reduction in interest expense.

Net income attributable to noncontrolling interest was $0.8 million in 2014, compared to $4.5 million in 2013. The income relates to our 70% acquisition in Arminak & Associates LLC ("Arminak") in February 2012, which represents the 30% interest not attributed to TriMas Corporation. On March 11, 2014, we acquired the remaining 30% interest in Arminak. See Note 5, "Acquisitions," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.
See below for a discussion of operating results by reportable segment.
Packaging.  Net sales increased approximately $24.5 million, or 7.8%, to $337.7 million in 2014, as compared to $313.2 million in 2013. Sales of our specialty systems products increased by approximately $22.0 million, primarily due to increases in demand from our major customers in North America and Europe, as well as continued growth in our revenue base in Asia. Sales further increased approximately $4.8 million as a result of the acquisition of Lion Holdings Pvt. Ltd. ("Lion Holdings") in the third quarter of 2014. Sales of our industrial closures declined by approximately $3.9 million, primarily as a result of the loss of approximately $10.2 million of sales associated with our Italian rings and levers business sold in the third quarter of 2013, which was partially offset by increased sales of our other industrial closures, primarily in our U.S. markets. In addition, sales also increased by approximately $1.6 million as a result of a net favorable currency exchange, as our reported results in U.S. dollars were positively impacted as a result of a weaker U.S. dollar relative to foreign currencies.
Packaging's gross profit increased approximately $6.3 million to $118.2 million, or 35.0% of sales in 2014, as compared to $111.9 million, or 35.7% of sales in 2013, primarily due to the higher sales levels. Gross profit margin decreased from the prior year as ongoing productivity and automation initiatives and increased sales in certain higher-margin industrial products were more than offset by a less favorable product mix shift, with sales of our lower margin specialty products comprising a larger percentage of overall sales, as well as cost incurred in Asia as we add capacity to meet expected demand.
Packaging's selling, general and administrative expenses remained flat at $38.5 million, or 11.4% of sales in 2014, as compared to $38.5 million, or 12.3% of sales in 2013. Selling, general and administrative expenses decreased as a percent of sales, as a $2.0 million reduction in the Arminak & Associates contingent liability to estimated fair value was offset by increased selling, general and administrative costs associated with the continued investment in growth initiatives, including costs associated with the Lion Holdings acquisition.
Packaging's operating profit decreased approximately $5.9 million to $77.9 million, or 23.1% of sales in 2014, as compared to $83.8 million, or 26.7% of sales, in 2013. Operating profit decreased primarily due an approximately $10.5 million gain recognized on the sale of the Italian business in the third quarter of 2013, which included approximately $7.9 million related to the release of historical currency translation adjustments into net income. In addition to the impact of the Italian business gain in 2013, operating profit margin decreased further as ongoing productivity initiatives and operating leverage gained were more than offset by a less favorable product sales mix and costs associated with the Lion Holdings acquisition, including approximately $1.7 million of charges associated with the disposal of equipment which was rendered obsolete as part of our recent acquisitions.
Energy.    Net sales in 2014 increased approximately $1.1 million, or 0.6%, to $206.7 million, as compared to $205.6 million in 2013. Sales increased by approximately $6.1 million due to our acquisitions in 2013, including Wulfrun Specialised Fasteners ("Wulfrun") and substantially all the business assets of Tat Lee (Thailand) Ltd. ("Tat Lee"), as well as growth in our U.S. markets as a result of increased sales of standard gaskets and bolts, particularly in the fourth quarter of 2014. These increases were partially offset by decreased sales of approximately $4.5 million in China and Brazil as a result of our facility closure and restructuring activities in those regions in the second quarter of 2014, approximately $1.1 million as a result of lower branch sales in Europe and lower demand in certain Canadian markets.
Gross profit within Energy decreased approximately $10.5 million to $35.7 million, or 17.3% of sales, in 2014, as compared to $46.2 million, or 22.5% of sales, in 2013, primarily due to approximately $6.7 million of charges associated with the closure of our China sales branch and Brazilian manufacturing facility, including a charge of approximately $3.9 million for the estimated future unrecoverable lease obligation on our Brazilian manufacturing facility. In addition, gross profit margin declined as a result of a less favorable product sales mix, with a higher percentage of sales being generated by lower margin standard gaskets and bolts, as well as labor inefficiencies associated with our footprint, restructuring and optimization efforts and additional sales being generated by our recent acquisitions, which have lower margins than the historical business.
Selling, general and administrative expenses within Energy increased approximately $3.4 million to $40.6 million, or 19.6% of net sales, in 2014, as compared to $37.2 million or 18.1% of net sales, in 2013, as we continued to invest in our growth initiatives, including approximately $1.3 million for the normal operating selling, general and administrative costs of our recent acquisitions. In addition, we incurred approximately $4.9 million of expense in the current year related to both the remaining operating charges and exit costs associated with the facility closure and restructuring activities, including approximately $1.9 million as a result of the reduction in value of certain intangible assets, offset by reduced spending the the back half of 2014 due to the closure of the facilities.

Operating profit within Energy decreased approximately $15.3 million to a $6.7 million loss, or 3.2% of sales, in 2014, as compared to profit of $8.6 million, or 4.2% of sales, in 2013. Operating profit and profit margin decreased primarily due to approximately $13.2 million of charges associated with our China sales branch and Brazil manufacturing facility restructuring activity, including an approximately $1.3 million loss related to the release of historical currency translation adjustments into net income, a higher percentage of our sales being generated by our recent acquisitions, which have lower margins than our historical business and increased normal selling, general and administrative costs.
Aerospace.    Net sales increased approximately $26.0 million, or 27.2%, to $121.5 million in 2014, as compared to $95.5 million in 2013. Sales increased approximately $27.0 million due to the acquisition of Allfast Fastening Systems, Inc. ("Allfast") in the fourth quarter of 2014, Mac Fasteners, Inc. ("Mac") in the fourth quarter of 2013, and Martinic Engineering, Inc. ("Martinic") in the first quarter of 2013. These increases were partially offset by a decrease in sales in our legacy aerospace business.
Gross profit within Aerospace remained flat at $34.7 million, or 28.6% of sales, in 2014, from $34.7 million, or 36.3% of sales, in 2013. Gross profit margins declined due to approximately $1.2 million of incremental inventory step-up costs and approximately $0.5 million of incremental ongoing intangible asset amortization costs related to our recent acquisitions. Gross profit margins also declined due to manufacturing and labor inefficiencies resulting from increased change-over and processing related to smaller customer order quantities, less predictable than expected order patterns associated with our large OE and distribution customers and a less favorable product sales mix. Additionally, gross profit margin declined due to our Mac and Martinic acquisitions, which have lower gross margin than our legacy aerospace business.
Selling, general and administrative expenses increased approximately $5.1 million to $16.9 million, or 13.9% of sales, in 2014, as compared to $11.8 million, or 12.4% of sales, in 2013, primarily due to higher ongoing selling, general and administrative costs of approximately $2.1 million associated with our Allfast, Mac and Martinic acquisitions, and approximately $1.6 million of incremental intangible asset amortization costs and legal and professional fees associated with consummating the acquisitions. Selling, general and administrative costs increased in our legacy aerospace business, primarily due to an approximately $1.1 million charge for resolution of a customer claim. In addition, we incurred approximately $0.7 million in additional employee related costs in 2014 associated with changes in leadership.
Operating profit within Aerospace decreased approximately $5.0 million to $17.8 million, or 14.7% of sales, in 2014, as compared to $22.8 million, or 23.9% of sales, in 2013, primarily due to manufacturing and labor inefficiencies, a less favorable product sales mix, lower profit margins associated with our recent acquisitions and higher selling, general and administrative expenses in support of our growth initiatives, which more than offset the impact of higher sales levels.
Engineered Components.    Net sales in 2014 increased approximately $36.0 million, or 19.4%, to $221.4 million, as compared to $185.4 million in 2013. Sales in our industrial cylinder business increased by approximately $26.0 million, due primarily to approximately $17.0 million in sales being generated from our November 2013 cylinder asset acquisition, as well as continued growth projects related to both new product sales of fire suppressant and aviation cylinders, and growth in our Mexico and South America markets.  Sales in our engine business increased approximately $10.0 million, with approximately $5.6 million of the increase related to a large order for compressor packages by a significant customer in the first quarter of 2014. In addition, sales increased in our gas compression products by approximately $7.2 million resulting from both growth in our existing customer base and new customers. These increases were partially offset by an approximate $2.9 million decrease in our slow speed and compressor engine and related products business, primarily due to a reduced demand of our single cylinder engines and the impact of falling oil prices in late 2014.
Gross profit within Engineered Components increased approximately $15.1 million to $48.4 million, or 21.9% of sales, in 2014, from $33.3 million, or 18.0% of sales, in 2013, primarily due to margin improvement, as well as higher sales levels in both of our industrial cylinder and engine businesses. Gross profit margin in our engine business increased, as the lower fixed cost absorption we experienced during the third quarter of 2013, primarily a result of lower production and procurement levels, did not recur in 2014, and as a result of a more favorable product sales mix and continued productivity initiatives. Gross profit margin in our industrial cylinder business remained flat, as increased gross profit margin due to continued productivity initiatives and operating leverage gained on the recent cylinder asset acquisition was offset by a less favorable product sales mix.
Selling, general and administrative expenses increased approximately $0.6 million to $14.2 million, or 6.4% of sales, in 2014, as compared to $13.6 million, or 7.3% of sales, in 2013, as a result of the increased sales in both our engine and industrial cylinder businesses, with lower selling, general and administrative expenses as a percent of sales as a result of additional operating leverage gained on the higher sales levels, primarily in our engine business, as well as reduced legal fees in our industrial cylinder business, which was partially offset by increased amortization of the intangible assets associated with the fourth quarter 2013 cylinder asset acquisition.

Operating profit within Engineered Components increased approximately $14.6 million to $34.1 million, or 15.4% of sales, in 2014, as compared to $19.5 million, or 10.5% of sales, in 2013, primarily due to the increased sales levels, with margin improvement resulting from improved fixed cost absorption in our engine business, continued productivity and cost reduction initiatives, as well as the additional operating leverage gained on selling, general and administrative expenses.
Cequent APEA.    Net sales increased approximately $13.5 million, or 8.9%, to $165.1 million in 2014, as compared to $151.6 million in 2013. Sales increased approximately $22.6 million as a result of the incremental sales associated with the acquisitions of C.P. Witter Limited ("Witter"), in April 2013, and the towing technology and associated assets of AL-KO, in July 2013. In addition, sales increased due to both additional market share gains and new products in both our South Africa and New Zealand businesses. The increase was partially offset by relatively equal declines in Thailand and Australia. The declines in Australia were related to general economic conditions resulting in reduced consumer and business confidence, lower sales in Thailand related to the loss of an OEM product line contract and the unfavorable impact of currency exchange of approximately $6.0 million, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's gross profit increased approximately $0.6 million to $31.4 million, or 19.0% of net sales in 2014, from approximately $30.8 million, or 20.3% of net sales, in 2013, primarily due to higher sales levels and the impact of approximately $1.2 million of purchase accounting-related adjustments recorded during 2013 related to the step-up in value and subsequent amortization of inventory in connection with our European acquisitions that did not recur. Gross profit margin decreased due to a less favorable product and regional sales mix, as sales growth in the recently acquired European businesses and the growth initiatives in the retail and industrial channels yield lower margins than the legacy business, and the impact of foreign currency as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's selling, general and administrative expenses increased approximately $4.6 million to $23.5 million, or 14.2% of sales in 2014, as compared to $18.9 million, or 12.5% of sales in 2013, primarily in support of our growth initiatives, including approximately $5.0 million of incremental ongoing selling, general and administrative costs related to the acquired European businesses, offset by a decline of approximately $1.1 million of legal and professional fees associated with consummating the aforementioned acquisitions in the prior year.
Cequent APEA's operating profit decreased approximately $6.0 million to $7.9 million, or 4.8% of sales, in 2014, from $13.9 million, or 9.2% of net sales in 2013, as the higher operating profit generated by the increased sales from acquisitions was more than offset by the impact of a $2.1 million gain on the sale of facility in Australia in 2013 as well as less favorable product mix and higher selling, general and administrative expenses incurred during the year.
Cequent Americas.    Net sales increased approximately $9.4 million, or 2.1%, to $446.7 million in 2014, as compared to $437.3 million in 2013, primarily due to year-over-year increases within our aftermarket and retail channels. Net sales within our aftermarket channel increased approximately $7.3 million, primarily due to our Brazilian operations, which generated approximately $6.9 million of incremental net sales within our aftermarket channel during the year ended December 31, 2014. Net sales within our retail channel increased approximately $3.1 million, primarily due to increased demand from existing customers for towing accessories and ramp products, higher sales of our broom and brush product line, and growth in internet sales. These increases were partially offset by a decrease of approximately $1.4 million in our industrial channel due to supply constraints of manufactured and sourced product during the peak selling season.
Cequent Americas' gross profit increased approximately $22.3 million to $116.6 million, or 26.1% of sales, in 2014, from approximately $94.2 million, or 21.5% of sales, in 2013, with the most significant driver being the closure of our Goshen, Indiana manufacturing facility and the relocation of the production therefrom to our lower cost country facilities, for which we recorded approximately $21.1 million in charges during 2013 that did not recur in 2014. Additionally, gross profit margin increased due to continued productivity projects, including labor savings on the production now moved from Goshen to our lower cost country facilities, vendor cost reductions and higher margins from our broom and brush product line as compared to the year ended December 31, 2013. The increases in gross profit dollars and margin were partially offset by approximately $2.0 million of costs recognized during the year ended December 31, 2014, primarily related to higher freight costs due to split shipments resulting from our footprint changes and inefficiencies resulting from ramp-up of production in our lower cost country facilities.

Selling, general and administrative expenses decreased approximately $0.6 million to $84.8 million, or 19.0% of sales, in 2014, as compared to $85.4 million, or 19.5% of sales, in 2013, primarily due to approximately $3.1 million of costs incurred during 2013 related to the relocation of production from our Goshen facility to lower cost country facilities that did not recur in 2014. The decrease was partially offset by approximately $0.8 million in incremental selling costs in 2014 incurred on single orders being shipped from multiple or less proximate distribution centers to the customer due to inventory quantity dislocation in connection with the reorganization of our distribution footprint following the closure of our Goshen facility. In addition, we experienced approximately $0.9 million of on-going higher transportation costs related to crossing the U.S. - Mexican border as a result of the move to our lower cost country facilities, which were expected to partially offset the labor savings from the facility move. Additionally, we incurred approximately $0.7 million higher sales promotion expenses within our aftermarket channel and higher sales commissions as a result of increased sales.
Cequent Americas' operating profit increased approximately $22.2 million to $31.1 million, or 7.0% of sales, in 2014, from $8.9 million, or 2.0% of net sales, in 2013, due to higher sales levels, costs incurred during 2013 in connection with the footprint consolidation and relocation project that did not recur, productivity projects, including labor savings in our lower cost country facilities and vendor cost reductions.
Corporate Expenses.    Corporate expenses included in operating profit consist of the following:

	Year ended December 31,
	2014	2013
	(in millions)
Corporate operating expenses	$15.5	$14.9
Employee costs and related benefits	22.0	22.9
Corporate expenses	$37.5	$37.8
Corporate expenses included in operating profit decreased approximately $0.3 million to $37.5 million in 2014, from $37.8 million in 2013. The decrease between years is primarily attributed to a reduction in costs associated with our long-term incentive programs due to year-over-year reductions in estimated attainment for certain of our performance awards, which was partially offset by an increase in costs related to acquisition due diligence.
Discontinued Operations.    The results of discontinued operations consists of the cessation of operations of the NI Industries business during September 2014 and our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. Income from discontinued operations, net of income tax expense, was $2.6 million and $1.1 million in 2014 and 2013, respectively. See Note 6, "Discontinued Operations," to our consolidated financial statements attached herein.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
The principal factors impacting us during the year ended December 31, 2013 compared with the year ended December 31, 2012 were:

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

•	entry into our new Credit Agreement in 2013, as compared to the refinance and our former amended and restated credit agreement completed in 2012.

Overall, net sales increased approximately $121.1 million, or approximately 9.6%, to $1.4 billion in 2013, as compared to $1.3 billion in 2012. During 2013, net sales increased in all of our reportable segments except for Engineered Components. Of the sales increase, approximately $83.9 million was due to our recent acquisitions. The remainder of the increase in sales levels between years was due to the impact of continued economic strength in certain of our end markets, primarily in our Aerospace, Packaging and Cequent Americas reportable segments, our expansion in international markets, primarily in our Packaging and Cequent APEA reportable segments and our new product introductions and related growth, primarily in our Cequent Americas and Aerospace reportable segments. These sales increases were partially offset by approximately $9.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies, primarily in our Energy and Cequent APEA reportable segments.
Gross profit margin (gross profit as a percentage of sales) approximated 25.3% and 27.0% in 2013 and 2012, respectively. The gross profit margin in our Packaging reportable segment increased as compared to 2012, primarily due to improvements in manufacturing productivity related to labor efficiencies and automation and a reduction in purchase accounting charges from 2012 levels. Gross profit margins in our other reportable segments were flat or declined, with the most significant driver being the manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, where we recorded incremental charges of approximately $16.5 million during 2013 compared to 2012. We also experienced manufacturing inefficiencies and lower fixed costs absorption in our Aerospace, Energy and Engineered Components reportable segments. In addition, we continue to experience an overall less favorable product sales mix in the reportable segments with recent acquisitions, as the acquired businesses tend to have lower margins than our historical businesses, plus we incur purchase accounting charges and integration costs in the first several quarters of ownership. While we continue to generate significant savings from capital investments, productivity projects and lean initiatives across all of our businesses, the savings from those projects has primarily been offset by economic cost increases and our investment in growth initiatives.
Operating profit margin (operating profit as a percentage of sales) approximated 8.6% and 10.1% in 2013 and 2012, respectively. Operating profit decreased $8.5 million, or 6.6%, to $119.6 million in 2013 as compared to $128.1 million in 2012. Operating profit dollars and margin decreased primarily due to approximately $18.0 million of incremental costs incurred associated with our manufacturing facility footprint consolidation and relocation projects in our Cequent Americas reportable segment, a less favorable product sales mix as a result of the newly acquired companies comprising a larger percentage of sales and having lower margins than our legacy businesses and increased selling, general and administrative expenses in support of our acquisitions and our continued growth initiatives. These decreases were partially offset by a $10.5 million gain recognized within our Packaging reportable segment on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income, and a $2.1 million gain recognized within our Cequent APEA reportable segment on the sale of a facility in Australia.
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
We incurred debt extinguishment costs of approximately $2.5 million in 2013 related to the redemption of our Senior Notes and refinance of our U.S. bank debt. In 2013, we incurred approximately $46.8 million of debt extinguishment costs related to the refinance of our former U.S. bank debt.
Other expense, net decreased approximately $1.3 million to $1.7 million in 2013, from $3.0 million in 2012. The change was primarily related to a bargain purchase gain of approximately $2.8 million recorded in 2013 on the acquisition of certain towing technology and business assets of AL-KO within our Cequent APEA reportable segment. The decrease was partially offset by approximately $2.1 million of incremental costs attributable to a reduction of certain indemnification assets related to uncertain tax liabilities.

The effective income tax rate for 2013 was 18.7% compared to 14.3% for 2012. During 2013, we reported domestic and foreign pre-tax income of approximately $49.5 million and $47.6 million, respectively, and recognized tax benefits of approximately $9.1 million attributable to certain gains not subject to tax, a change in an uncertain tax position for which the statute of limitations expired and certain tax holidays.  In addition, we incurred tax charges of approximately $4.2 million during 2013 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards and international restructuring events. In 2012, we reported domestic and foreign pre-tax income of approximately $12.2 million and $30.3 million, respectively, and recognized tax benefits of approximately $4.9 million primarily attributable to international restructuring events completed in 2012, a change in an uncertain tax position for which the statute of limitations expired and related to tax holidays. We also incurred tax charges of approximately $1.6 million during 2012 directly attributable to increases in valuation allowances on certain deferred tax assets including foreign tax operating loss carryforwards.
Income from continuing operations increased approximately $42.6 million to $79.0 million in 2013, from $36.4 million in 2012. The increase was primarily the result of a $44.4 million reduction in debt extinguishment costs year-over-year, plus a $17.5 million reduction in interest expense, plus a $1.3 million reduction in other expense, net, less a $12.1 million increase in income tax expense, less a $8.5 million decrease in operating profit.
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
Packaging's gross profit increased approximately $19.1 million to $111.9 million, or 35.7% of sales, in 2013, as compared to $92.9 million, or 33.7% of sales, in 2012, primarily due to the higher sales levels and the benefits of our ongoing cost reduction initiatives. Also contributing to this increase were approximately $1.3 million of purchase accounting adjustments related to the step-up in value and subsequent amortization of inventory in connection with our February 2012 acquisition of Arminak incurred during 2013 that did not recur in 2013. In addition gross profit margin increased as Packaging's two acquired companies, Arminak and Innovative Molding, continue to improve their margins from historical levels (which were below the legacy business' margins) via investment in capital projects and productivity efforts. Partially offsetting these increases are incremental costs associated with Packaging's penetration into the Asia specialty dispensing market, as we continue to invest in manufacturing capability.
Packaging's selling, general and administrative expenses increased approximately $3.2 million to $38.5 million, or 12.3% of sales, in 2013, as compared to $35.3 million, or 12.8% of sales, in 2012, primarily in support of our sales growth initiatives. In addition, during 2012 we recognized a previously deferred gain of $1.5 million associated with the segment's postretirement benefit plan and incurred approximately $1.0 million in combined travel, legal, finance and other diligence costs associated with consummating the acquisition of Arminak.
Packaging's operating profit increased approximately $26.2 million to $83.8 million, or 26.7% of sales, in 2013, as compared to $57.6 million, or 20.9% of sales, in 2012. Operating profit and operating profit margin both increased primarily due to an approximate $10.5 million gain recognized on the sale of the Italian business, including $7.9 million related to the release of historical currency translation adjustments into net income. In addition, operating profit further increased as a result of increased sales, with profit margin also increasing as a result of reduced acquisition costs, additional productivity initiatives and additional operating leverage on the higher sales levels, which were partially offset by higher selling, general and administrative expenses incurred in 2013.
Energy.    Net sales for 2013 increased approximately $15.4 million, or 8.1%, to $205.6 million, as compared to $190.2 million in 2012. Sales increased $15.9 million due to acquisitions, including CIFAL Industrial e Comercial Ltda™ ("CIFAL"), Gasket Vedações Técnicas Ltda (“GVT”) and Wulfrun Specialised Fasteners ("Wulfrun"), and an additional $5.8 million was driven by increases with our engineering and construction customers. These increases were partially offset by a reduction in normal customer shutdown/turnaround activity at refineries and petrochemical plants compared to the prior year, as they deferred their spending on such activity out of 2013, and approximately $1.5 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a net result of the stronger U.S. dollar relative to foreign currencies.

Gross profit within Energy decreased approximately $2.0 million to $46.2 million, or 22.5% of sales, in 2013, as compared to $48.2 million, or 25.3% of sales in 2012. Gross profit margin declined due to lower fixed cost absorption as a result of decreased sales volume, and a less favorable shift in product sales mix, with a higher percentage of sales being generated by lower margin standard gaskets and bolts given the reduction in shutdown/turnaround activity as well as a higher percentage of sales being generated from our non-U.S. acquisitions and branches, which typically have lower margins due to inherited manufacturing inefficiencies, aggressively pricing products to penetrate new markets and incurring launch costs, including employee training of manufacturing processes. These mix and acquisition pressures more than offset continued labor productivity and manufacturing efficiency gains during 2013.
Selling, general and administrative expenses within Energy increased approximately $6.9 million to $37.2 million, or 18.1% of net sales, in 2013, as compared to $30.3 million, or 16.0% of net sales, in 2012. This increase was primarily in support of our growth initiatives, including approximately $4.9 million for the normal operating selling, general and administrative costs of our recent acquisitions, along with an additional $0.9 million of third party finance and legal diligence fees associated with the acquired companies.
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
Aerospace.    Net sales in 2013 increased approximately $22.3 million, or 30.5%, to $95.5 million, as compared to $73.2 million in 2012. Sales increased approximately $13.4 million due to the acquisition of Martinic and $2.8 million due to the acquisition of Mac. The remainder of the increase related to higher sales levels in our blind bolt fastener product lines as a result of increased demand related to new OEM platforms as well as an increase due to new product introductions in aerospace collars.
Gross profit within Aerospace increased approximately $4.2 million to $34.7 million, or 36.3% of sales, in 2013, from $30.5 million, or 41.7% of sales, in 2012, primarily as a result of increased sales levels. While gross profit increased as a result of the higher sales levels, gross profit margin decreased predominately due to manufacturing inefficiencies and increased labor costs primarily related to blind bolt fastener production scheduling inefficiencies, costs associated with the start-up of a new facility to manufacture aerospace collars in Tempe, Arizona and a less favorable product sales mix due to Martinic and Mac having lower gross margins than the legacy aerospace business. Additionally, we incurred approximately $1.2 million of purchase accounting-related adjustments during 2013 related to the step-up in value and subsequent sale of inventory and amortization of intangible assets in connection with our Martinic and Mac acquisitions.
Selling, general and administrative expenses increased approximately $2.3 million to $11.8 million, or 12.4% of sales, in 2013, as compared to $9.5 million, or 13.0% of sales, in 2012, primarily due to higher ongoing selling, general and administrative costs of approximately $1.4 million associated with our Martinic and Mac acquisitions and approximately $0.7 million of incremental intangible asset amortization costs for Martinic and Mac. Additionally, we incurred approximately $0.4 million of incremental combined legal and other diligence costs associated with consummating the acquisitions. Selling, general and administrative expenses decreased as a percentage of sales primarily due to the operating leverage gained on the higher sales levels.
Operating profit within Aerospace increased approximately $1.8 million to $22.8 million, or 23.9% of sales, in 2013, as compared to $21.0 million, or 28.7% of sales, in 2012, primarily due to higher sales levels. Operating profit margin declined due to the manufacturing and new facility inefficiencies during 2013 and the purchase accounting adjustments and acquisition costs, which were only partially offset by the leverage gained on higher sales levels.
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

Gross profit within Engineered Components decreased approximately $6.9 million to $33.3 million, or 18.0% of sales, in 2013, from $40.2 million, or 20.1% of sales, in 2012, primarily due to the lower sales levels. Gross margin declined in our engine business in 2014 due to lower fixed cost absorption resulting from lower production and purchasing levels given the decline in sales and a less favorable product sales mix. Gross margin within our industrial cylinder business increased as a result of productivity initiatives, which more than offset decreases in margin related to increased utility costs, primarily driven by natural gas inflation and less a favorable product sales mix.
Selling, general and administrative expenses increased approximately $1.1 million to $13.6 million, or 7.3% of sales, in 2013, as compared to $12.5 million, or 6.2% of sales, in 2012, as our engine business continued to invest in growth initiatives related to its newer gas compression and related products, and our industrial cylinder business continued to invest in both new products and growth opportunities. These increases were partially offset by reductions in legal fees associated with the anti-dumping claim in 2013 within our industrial cylinder business.
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
Cequent APEA.    Net sales increased approximately $23.0 million, or 17.9%, to $151.6 million in 2013, as compared to $128.6 million in 2012. The acquisitions of Witter, in April 2013, the towing technology and business assets of AL-KO, in July 2013, and the full year effect of the acquisition of Trail Com Limited ("Trail Com"), in July 2012, contributed approximately $29.0 million of incremental sales. Additionally, we realized additional sales due to new Asian-based business awards. Partially offsetting these increases were lower customer demand in Australia as a result of political and economic conditions during the second half of 2013 and the negative impact of currency exchange of approximately $7.3 million, as our reported results in U.S. dollars were negatively impacted as a net result of the stronger U.S. dollar relative to foreign currencies.
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
Discontinued Operations.    The results of discontinued operations consists of the cessation of operations of the NI Industries business during September 2014 and our precision tool cutting and specialty fitting lines of business, which were sold in December 2011. Income (loss) from discontinued operations, net of income tax expense, was $1.1 million and $(0.1) million in 2013 and 2012, respectively. See Note 6, "Discontinued Operations," to our consolidated financial statements attached herein.
Liquidity and Capital Resources
Cash Flows
Cash provided by operating activities in 2014 was approximately $123.4 million, as compared to $87.6 million in 2013. Significant changes in cash flows provided by operating activities and the reasons for such changes are as follows:

•
In 2014, the Company generated $124.7 million in cash flows, based on the reported net income of $69.3 million and after considering the effects of non-cash items related to gains on dispositions of businesses and other assets, depreciation, amortization, stock compensation and related changes in excess tax benefits, changes in deferred income taxes, debt financing and extinguishment costs and other, net. In 2013, the Company generated $118.5 million based on the reported net income of $80.1 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $13.3 million and $25.6 million in 2014 and 2013, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. Our days sales outstanding of receivables remained relatively flat year-over-year.

•
We used approximately $7.5 million and $10.7 million of cash in 2014 and 2013, respectively, for investment in our inventories. Inventory levels increased primarily to support the increased sales volumes. While our gross inventory levels are higher in 2014 than in 2013, our days sales of inventory have remained relatively flat, as we have not needed to make significant investment in additional inventory in 2014, despite the 8.0% increase in sales year-over-year.

•
Prepaid expenses and other assets resulted in a cash source of approximately $5.4 million in 2014, as compared to a use of cash of approximately $2.4 million in 2013, primarily due to the reduction of certain indemnification assets related to uncertain tax liabilities, and the timing of prepayments made for investments in manufacturing supplies, spare parts and tooling assets to support our increased sales levels.

•
Increases in accounts payable and accrued liabilities resulted in a net source of cash of approximately $14.1 million in 2014, as compared to $7.8 million in 2013. The increase in accounts payable and accrued liabilities is primarily driven by the timing of payments made to suppliers and mix of vendors and related terms for inventory purchases to support our increased sales levels. In addition, income taxes payable increased by approximately $5.8 million in 2014 due to the increase in income tax expense and the timing of income tax payments made. Our days accounts payable on hand at year end increased from approximately 60 days in 2013 to approximately 63 days in 2014.

Net cash used for investing activities in 2014 was approximately $410.1 million, as compared to $130.3 million in 2013. During 2014, we paid approximately $382.9 million for the acquisition of Allfast in our Aerospace reportable segment and Lion Holdings in our Packaging reportable segment. We also incurred approximately $34.5 million in capital expenditures in 2014, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of assets was approximately $7.2 million in 2014, primarily due to the sale of certain intellectual property and related inventory and tooling within our discontinued NI Industries business. During 2013, we paid approximately $105.8 million for business acquisitions, with the largest three acquisitions being Mac and Martinic in our Aerospace reportable segment and Witter in our Cequent APEA reportable segment. We also invested approximately $39.5 million in capital expenditures. Cash received from the disposition of assets was approximately $14.9 million in 2012, primarily due to the sale of our Italian rings and levers business in the Packaging reportable segment and the sale of a facility in Australia within our Cequent APEA reportable segment.
Net cash provided by financing activities in 2014 was approximately $284.1 million, as compared to $49.2 million in 2013. During 2014, we had net additional borrowings of approximately $265.6 million on our term loan facilities and $75.0 million on our receivables and revolving credit facilities, of which a significant portion was used to fund the Allfast acquisition. In addition, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. We also had cash uses of approximately $3.8 million related to debt financing costs and $1.1 million net, related to our stock compensation arrangements. During 2013, we completed an equity offering for net proceeds of approximately $174.7 million, using the proceeds for general corporate purposes including retirement of debt in connection with our October 2013 refinance of our credit agreement. During 2013, we were able to reduce overall amounts outstanding on our credit facilities by a approximately $114.9 million. In addition, we used approximately $4.1 million of cash to reduce overall Australian debt outstanding. We also used approximately $1.3 million net related to our stock compensation arrangements. We had cash uses related to debt refinancing fees and distributions to noncontrolling interests partially offset by cash proceeds related to contingent consideration received during 2013.
Our Debt and Other Commitments
We are party to a Credit Agreement consisting of a $575.0 million senior secured revolving credit facility, which permits revolving borrowings denominated in specific foreign currencies, subject to a $75.0 million sub limit, and a $450.0 million senior secured term loan A facility ("Term Loan A Facility"). During the fourth quarter of 2014, we increased our Term Loan A Facility when we amended the Credit Agreement to add a $275.0 million incremental senior secured term loan A facility (“Incremental Term Loan A Facility”). The proceeds from the Incremental Term Loan A Facility plus cash and additional borrowings under our existing senior secured revolving credit facility were used to fund the Allfast acquisition.

Below is a summary of the key terms under the Credit Agreement as of December 31, 2014:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Existing Credit Agreement
Senior secured revolving credit facility	$575.0	10/16/2018	LIBOR(a) plus 1.500%(b)
Senior secured term loan A facility	175.0	10/16/2018	LIBOR(a) plus 1.500%(b)

Incremental Term Loan A Facility
Senior secured term loan A facility	$275.0	10/16/2018	LIBOR(a) plus 1.875%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
The Credit Agreement also provides incremental term loan facility commitments and/or incremental revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such incremental commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan facility and/or incremental revolving credit facility commitments must be no more favorable than the existing credit facilities under the Credit Agreement.
We may be required to prepay a portion of the loans under the Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, with such percentage based on our leverage ratio, as defined. As of December 31, 2014, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with the Credit Agreement's financial covenants. The Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries that are comparable to the previous credit agreement, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). The most restrictive of these financial covenants are the leverage ratio and interest expense coverage ratio. Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of December 31, 2014. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.71 to 1.00 as of December 31, 2014. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 and, our actual interest expense coverage ratio was 13.02 to 1.00 as of December 31, 2014. At December 31, 2014, we were in compliance with our financial and other covenants contained in the Credit Agreement.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the year ended December 31, 2014. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

Year ended December 31, 2014
(dollars in thousands)
Net income	$69,280
Bank stipulated adjustments:
Interest expense, net (as defined)(1)	15,900
Income tax expense	34,340
Depreciation and amortization	56,480
Non-cash compensation expense(2)	7,440
Other non-cash expenses or losses	13,240
Non-recurring expenses or costs in connection with acquisition integration(3)	7,320
Acquisition integration costs(4)	9,600
Debt extinguishment costs(5)	3,360
Permitted dispositions(6)	910
Permitted acquisitions(7)	23,980
Negative EBITDA from discontinued operations	1,760
Consolidated Bank EBITDA, as defined	$243,610

	December 31, 2014
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$660,630
Consolidated Bank EBITDA, as defined	243,610
Actual leverage ratio	2.71	x
Covenant requirement	3.50	x

December 31, 2014
(dollars in thousands)
Interest expense, (as defined)(1)	$15,900
Interest income	(350)
Non-cash amounts attributable to amortization of financing costs	(1,940)
Pro forma adjustment for acquisitions and dispositions	5,100
Total consolidated cash interest expense, as defined	$18,710

	December 31, 2014
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$243,610
Total consolidated cash interest expense, as defined	18,710
Actual interest expense coverage ratio	13.02	x
Covenant requirement	3.00	x
________________________________________
(1)Includes $0.9 million of specified vendor receivables financing costs for the twelve months ended December 31, 2014.
(2)Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.
(3)Non-recurring costs and expenses related to cost savings projects, including restructuring and severance expenses, not to exceed $15 million in any fiscal year and $40.0 million in aggregate, subsequent to January 1, 2013.
(4)Costs and expenses arising from the integration of any business acquired not to exceed $15 million in any fiscal year and $40 million in the aggregate.
(5)Costs incurred with refinancing our credit facilities.
(6)EBITDA from permitted dispositions, as defined.
(7)EBITDA from permitted acquisition, as defined.
(8)Includes $21.3 million of acquisition related deferred purchase price and contingent consideration as of December 31, 2014.
In addition to our U.S. bank debt, our Australian subsidiary is party to a debt agreement which matures on August 31, 2015 and is secured by substantially all the assets of the subsidiary. There were no amounts outstanding under this agreement as of December 31, 2014 and $0.7 million was outstanding as of December 31, 2013. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost), and we were in compliance with such covenants at December 31, 2014.
In May 2014, one of our Dutch subsidiaries entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S. Dollar Prime Rate ("Prime Rate") plus 0.75%. As of December 31, 2014, $0.1 million was outstanding on this facility.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. During April and November 2014, we amended the $105.0 million facility, reducing the usage fee on amounts outstanding to 1.00%, which previously ranged from 1.20% to 1.35%, depending on the amounts drawn under the facility. The amendment also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018.
Our available liquidity under our accounts receivable facility ranges from $66 million to $96 million, depending on the level of receivables outstanding at a given point in time during the year. We had $78.7 million and $57.0 million outstanding under the facility as of December 31, 2014 and 2013, respectively, and $1.6 million and $20.2 million available but not utilized as of December 31, 2014 and 2013, respectively. At December 31, 2014, we had $118.1 million outstanding under our revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. At December 31, 2013, we had $71.1 million outstanding under our revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of December 31, 2014 and December 31, 2013, we had $192.0 million and $360.3 million, respectively, of borrowing capacity available for general corporate purposes.

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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility approximated $512.3 million and $514.2 million during 2014 and 2013, respectively. Although our weighted average monthly amounts outstanding was relatively consistent between 2014 and 2013, our monthly average amount outstanding increased during the fourth quarter of 2014 due primarily to the Incremental Term Loan A Facility and additional borrowings under our existing senior secured revolving credit facility to fund the Allfast acquisition.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $192.0 million at December 31, 2014, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results primarily from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 12, "Long-term Debt," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K. In December 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rate on our term loan A, beginning February 2013, on a total of $175.0 million notional amount at 0.74%, expiring on October 11, 2017.
We are subject to variable interest rates on our term loan and revolving credit facility. At December 31, 2014, one-Month LIBOR and three-Month LIBOR approximated 0.17% and 0.26%, respectively. Based on our variable rate-based borrowings outstanding at December 31, 2014, and after consideration of the interest rate swap agreement associated with our $175.0 million term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $4.8 million annually.
Principal payments required under the Credit Agreement for the term loan A facility are $5.8 million due each fiscal quarter beginning March 2015 through December 2016 and approximately $8.7 million from March 2017 through September 2018, with final payment of $333.8 million due on October 16, 2018.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions primarily as operating leases, and incurred expense from continuing operations related thereto of approximately $31.5 million in 2014. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
In addition to lease expense from continuing operations, we also have approximately $2.4 million in annual future lease obligations related to businesses that have been discontinued, of which approximately 77% relate to the facility for the former specialty laminates, jacketings and insulation tapes line of business (which extends through 2024) and 23% relates to the facility for the former industrial fastening business (which extends through 2022).
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

Through December 31, 2014, we have used derivative financial instruments to manage currency risks, albeit in immaterial notional contracts, as we explored the predictability of our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of December 31, 2014, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $12.0 million. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and the Thai baht and the Australian dollar.
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
Commitments and Contingencies
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements, rent payments required under operating and capital lease agreements, certain benefit obligations and interest obligations on our term loans. Interest on our senior secured revolving credit facility and our $175M senior secured term loan A facility is based on LIBOR plus 150.0 basis points, interest on our Incremental Term Loan A facility is based on LIBOR plus 187.5 basis points, which equaled 1.67% and 2.11%, respectively at December 31, 2014. Interest on our receivables facility is based on LIBOR plus 100.0 basis points, which equaled 1.26% at December 31, 2014. These rates were used to estimate our future interest obligations with respect to the long-term debt included in the table below.
The following table summarizes our expected fixed cash obligations over various future periods related to these items as of December 31, 2014.

	Payments Due by Periods
	Total	Less than One Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(dollars in thousands)
Contractual cash obligations:
Long-term debt and receivables facilities	$639,330	$23,860	$58,530	$556,940	$—
Lease obligations	173,960	29,670	55,790	43,670	44,830
Benefit obligations	17,360	2,120	2,590	3,050	9,600
Interest obligations	32,060	9,270	17,060	5,730	—
Deferred purchase price and contingent consideration	26,230	10,470	10,950	4,810	—
Total contractual obligations	$888,940	$75,390	$144,920	$614,200	$54,430
As of December 31, 2014, we had a $575.0 million revolving credit facility and a $105.0 million accounts receivable facility. We had $118.1 million outstanding under our revolving credit facility, and $78.7 million outstanding under the accounts receivable facility as of December 31, 2014.
We may be required to prepay a portion of our term loan A facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage based on our leverage ratio, as defined. No amounts have been included in the contractual obligations table as a reasonable estimate cannot be determined.
As of December 31, 2014, we are contingently liable for standby letters of credit totaling $21.9 million issued on our behalf by financial institutions under the Credit Agreement. These letters of credit are used for a variety of purposes, including to support certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims.
The liability related to unrecognized tax benefits has been excluded from the contractual obligations table because a reasonable estimate of the timing and amount of cash flows from future tax settlements cannot be determined. For additional information, refer to Note 20, "Income Taxes," included in Item 8, "Financial Statements and Supplementary Data," within this Form 10-K.

Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2014, Moody's affirmed a rating of Ba2 to our senior secured credit facilities, as presented in Note 12, "Long-term Debt" included in Item 8, "Financial Statements and Supplementary Data" within this Form 10-K. Moody's also affirmed a Ba2 to our Corporate Family Rating and maintained our outlook as stable. On October 8, 2014, Standard & Poor's assigned a BB- corporate credit rating to our new $275 million incremental term loan A facility used to fund the Allfast acquisition. Standard & Poor's also affirmed a BB- rating to our senior secured credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We believe 2014 was a year of significant growth and transformation for TriMas, which we believe will carry into 2015. Despite choppy demand for our products, and a low growth economic environment, we grew sales levels in all six of our reportable segments. A majority of the growth was via acquisition, with certain growth also generated organically. We initiated restructuring efforts across most of our businesses which we believe will drive future margin expansion, whether optimizing our footprint to move more production to our lower-cost facilities or pruning our product portfolios to no longer sell certain lower-margin products. The largest restructuring effort underway is within our Energy reportable segment, where in response to lower demand and margin levels, we closed a sales office in China and a manufacturing facility in Brazil, and recently announced the planned move of certain standard production from our Houston, Texas manufacturing facility to a new manufacturing facility in Mexico. We also have a new leadership team in place in our Aerospace business, and are in the process of combining somewhat independent strategies into one Aerospace platform with one go-to market and customer-facing strategy. We believe these initiatives will carry into 2015 and, over time, enhance our margins and business portfolio.
During 2014, we completed two acquisitions and purchased the remaining 30% ownership of Arminak & Associates. The acquisition of Lion Holdings increases our footprint and capacity in Asia to better serve and capture demand from our large global packaging customers, while the acquisition of Allfast Fastening Systems significantly strengthens our product offering in aerospace applications. All of these acquisitions were in our Packaging and Aerospace reportable segments, which we believe to be the higher-growth and higher-margin segments that we strategically would like to grow at rates higher than our other segments. We expect to continue to devote significant time to digesting the 12 acquisitions completed in 2013 and 2014 to ensure we generate the expected synergies.
In addition, in December 2014, our board of directors approved a plan to pursue a tax-free spin-off of our Cequent businesses. While the proposed spin-off is subject to various conditions and may be affected by unanticipated developments or changes in market conditions, successful completion of the spin-off would further transform TriMas, spinning-off businesses with historically lower margins than our other businesses, and allowing for more focused deployment of capital and resources on those higher-growth and higher-margin businesses.
While the tactics we employ may differ between years, our strategic priorities remain consistent: generating profitable growth, enhancing profit margins, optimizing capital and resource allocation and striving to be a great place for our employees to work.

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
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million and $3.6 million at December 31, 2014 and 2013, respectively. We monitor our exposure for credit losses and maintain adequate allowances for doubtful accounts. We determine these allowances based on our historical write-off experience and/or specific customer circumstances and provide such allowances when amounts are reasonably estimable and it is probable a loss has been incurred. We do not have concentrations of accounts receivable with a single customer or group of customers and do not believe that significant credit risk exists due to our diverse customer base. Trade accounts receivable of substantially all domestic business operations may be sold, on an ongoing basis, to TSPC, but remain included in our consolidated balance sheet.
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
Goodwill and Indefinite-Lived Intangibles.    We assess goodwill and indefinite-lived intangible assets for impairment at the reporting unit level on an annual basis as of October 1, by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
We determine our reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of our 2014 goodwill impairment test, we had 12 reporting units within our six reportable segments, 10 of which had goodwill.
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

Pension and Postretirement Benefits.    Annual net periodic expense and accrued benefit obligations recorded with respect to our defined benefit plans are determined on an actuarial basis. We determine assumptions used in the actuarial calculations which impact reported plan obligations and expense, considering trends and changes in the current economic environment in determining the most appropriate assumptions to utilize as of our measurement date. Annually, we review the actual experience compared to the most significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed based upon actual claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on plan assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due. Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted.
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
Derivative Financial Instruments.    Derivative financial instruments are recorded at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives which qualify for hedge accounting is recorded in other comprehensive income and is recognized in the statement of income when the hedged item affects earnings. The ineffective portion of the change in fair value of a hedge is recognized in income immediately. We have historically entered into interest rate swaps to hedge cash flows associated with variable rate debt and forward currency contracts to manage currency risks.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TriMas Corporation
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheet of TriMas Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of TriMas Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Allfast Fastening Systems (“Allfast”), which was acquired on October 17, 2014 and whose financial statements constitute total assets of $366.0 million, or 22%, and net sales of $9.1 million, or 0.6%, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Allfast.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
TriMas Corporation:
We have audited the accompanying consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity of TriMas Corporation and subsidiaries for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II for the year ended December 31, 2012 in the 2014 Annual Report on Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of TriMas Corporation and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan
February 26, 2013, except as to note 6, which is as of February 25, 2015

TriMas Corporation
Consolidated Balance Sheet
(Dollars in thousands)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,420	$27,000
Receivables, net	196,320	180,210
Inventories	294,630	270,690
Deferred income taxes	28,870	18,340
Prepaid expenses and other current assets	14,380	18,770
Total current assets	558,620	515,010
Property and equipment, net	232,650	206,150
Goodwill	466,660	309,660
Other intangibles, net	363,930	219,530
Other assets	39,890	50,430
Total assets	$1,661,750	$1,300,780
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$23,860	$10,290
Accounts payable	185,010	166,090
Accrued liabilities	101,050	85,130
Total current liabilities	309,920	261,510
Long-term debt	615,470	295,450
Deferred income taxes	55,290	64,940
Other long-term liabilities	90,440	99,990
Total liabilities	1,071,120	721,890
Redeemable noncontrolling interests	—	29,480
Preferred stock $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,280,385 shares at December 31, 2014 and 45,003,214 shares at December 31, 2013	450	450
Paid-in capital	806,810	816,450
Accumulated deficit	(226,850)	(295,320)
Accumulated other comprehensive income	10,220	27,830
Total shareholders' equity	590,630	549,410
Total liabilities and shareholders' equity	$1,661,750	$1,300,780

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Dollars in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Net sales	$1,499,080	$1,388,600	$1,267,510
Cost of sales	(1,114,140)	(1,037,540)	(925,090)
Gross profit	384,940	351,060	342,420
Selling, general and administrative expenses	(255,880)	(243,230)	(214,630)
Net gain (loss) on dispositions of property and equipment	(4,510)	11,770	280
Operating profit	124,550	119,600	128,070
Other expense, net:
Interest expense	(15,020)	(18,330)	(35,800)
Debt financing and extinguishment expenses	(3,360)	(2,460)	(46,810)
Other expense, net	(6,570)	(1,720)	(2,970)
Other expense, net	(24,950)	(22,510)	(85,580)
Income from continuing operations before income tax expense	99,600	97,090	42,490
Income tax expense	(32,870)	(18,140)	(6,060)
Income from continuing operations	66,730	78,950	36,430
Income (loss) from discontinued operations, net of income taxes	2,550	1,120	(140)
Net income	69,280	80,070	36,290
Less: Net income attributable to noncontrolling interests	810	4,520	2,410
Net income attributable to TriMas Corporation	$68,470	$75,550	$33,880
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$1.47	$1.82	$0.90
Discontinued operations	0.06	0.03	—
Net income per share	$1.53	$1.85	$0.90
Weighted average common shares - basic	44,881,925	40,926,257	37,520,935
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$1.46	$1.80	$0.89
Discontinued operations	0.05	0.03	—
Net income per share	$1.51	$1.83	$0.89
Weighted average common shares - diluted	45,269,409	41,395,706	37,949,021

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$69,280	$80,070	$36,290
Other comprehensive income:
Defined pension and postretirement pension plans (net of tax of $1.7 million, $1.5 million and $1.1 million in 2014, 2013 and 2012, respectively) (Note 16)	(3,340)	1,600	(2,570)
Foreign currency translation	(13,820)	(15,770)	3,930
Derivative instruments (net of tax of $0.2 million, $1.7 million and $1.0 million in 2014, 2013 and 2012, respectively) (Note 13)	(450)	2,740	(1,680)
Total other comprehensive loss	(17,610)	(11,430)	(320)
Total comprehensive income	51,670	68,640	35,970
Less: Net income attributable to noncontrolling interests	810	4,520	2,410
Total comprehensive income attributable to TriMas Corporation	$50,860	$64,120	$33,560

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Dollars in thousands)

	Year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$69,280	$80,070	$36,290
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisition impact:
Gain on dispositions of businesses and other assets	(2,250)	(11,770)	(280)
Gain on bargain purchase	—	(2,880)	—
Depreciation	32,770	30,810	25,050
Amortization of intangible assets	23,710	19,770	19,820
Amortization of debt issue costs	1,940	1,780	2,490
Deferred income taxes	(8,620)	(8,800)	(8,330)
Non-cash compensation expense	7,440	9,200	9,280
Excess tax benefits from stock based compensation	(1,180)	(1,550)	(2,730)
Debt financing and extinguishment expenses	3,360	2,460	46,810
Increase in receivables	(13,290)	(25,580)	(3,800)
Increase in inventories	(7,510)	(10,690)	(48,010)
(Increase) decrease in prepaid expenses and other assets	5,410	(2,380)	620
Increase (decrease) in accounts payable and accrued liabilities	14,050	7,800	(3,700)
Other, net	(1,710)	(630)	(290)
Net cash provided by operating activities, net of acquisition impact	123,400	87,610	73,220
Cash Flows from Investing Activities:
Capital expenditures	(34,450)	(39,490)	(46,120)
Acquisition of businesses, net of cash acquired	(382,880)	(105,790)	(89,880)
Net proceeds from disposition of businesses and other assets	7,240	14,940	3,000
Net cash used for investing activities	(410,090)	(130,340)	(133,000)
Cash Flows from Financing Activities:
Proceeds from sale of common stock in connection with the Company's equity offering, net of issuance costs	—	174,670	79,040
Proceeds from borrowings on term loan facilities	446,420	359,470	584,670
Repayments of borrowings on term loan facilities	(180,810)	(587,500)	(404,770)
Proceeds from borrowings on revolving credit and accounts receivable facilities	1,068,100	1,222,980	724,500
Repayments of borrowings on revolving credit and accounts receivable facilities	(993,090)	(1,113,910)	(706,500)
Repurchase of 9 3/4% senior secured notes	—	—	(250,000)
Senior secured notes redemption premium and debt financing fees	(3,840)	(3,610)	(42,150)
Distributions to noncontrolling interests	(580)	(2,710)	(1,260)
Payment for noncontrolling interests	(51,000)	—	—
Proceeds from contingent consideration related to disposition of businesses	—	1,030	—
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,910)	(4,440)	(990)
Proceeds from exercise of stock options	640	1,620	6,170
Excess tax benefits from stock based compensation	1,180	1,550	2,730
Net cash provided by (used for) financing activities	284,110	49,150	(8,560)
Cash and Cash Equivalents:
Increase (decrease) for the year	(2,580)	6,420	(68,340)
At beginning of year	27,000	20,580	88,920
At end of year	$24,420	$27,000	$20,580
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,870	$16,750	$31,300
Cash paid for income taxes	$41,110	$37,700	$25,820
The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Common Stock	Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances at December 31, 2011	$350	$538,610	$(404,750)	$39,580	$173,790
Net income attributable to TriMas Corporation	—	—	33,880	—	33,880
Other comprehensive loss	—	—	—	(320)	(320)
Net proceeds from equity offering of common stock (Note 4)	40	79,000	—	—	79,040
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(990)	—	—	(990)
Stock option exercises and restricted stock vestings	—	6,170	—	—	6,170
Excess tax benefits from stock based compensation	—	2,730	—	—	2,730
Non-cash compensation expense	—	9,280	—	—	9,280
Balances at December 31, 2012	$390	$634,800	$(370,870)	$39,260	$303,580
Net income attributable to TriMas Corporation	—	—	75,550	—	75,550
Other comprehensive loss	—	—	—	(11,430)	(11,430)
Net proceeds from equity offering of common stock (Note 4)	50	174,620	—	—	174,670
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(4,440)	—	—	(4,440)
Stock option exercises and restricted stock vestings	10	1,610	—	—	1,620
Excess tax benefits from stock based compensation	—	1,550	—	—	1,550
Non-cash compensation expense	—	9,200	—	—	9,200
Redemption value adjustment for noncontrolling interests (Note 5)	—	(890)	—	—	(890)
Balances at December 31, 2013	$450	$816,450	$(295,320)	$27,830	$549,410
Net income attributable to TriMas Corporation	—	—	68,470	—	68,470
Other comprehensive loss	—	—	—	(17,610)	(17,610)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,910)	—	—	(2,910)
Stock option exercises and restricted stock vestings	—	640	—	—	640
Excess tax benefits from stock based compensation	—	1,180	—	—	1,180
Non-cash compensation expense	—	7,440	—	—	7,440
Acquisition of remaining 30% interest in Arminak & Associates, LLC (net of tax of $8.4 million) (Note 5)	—	(15,990)	—	—	(15,990)
Balances at December 31, 2014	$450	$806,810	$(226,850)	$10,220	$590,630
The accompanying notes are an integral part of these financial statements.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
TriMas Corporation ("TriMas" or the "Company"), and its consolidated subsidiaries, is a global manufacturer and distributor of products for commercial, industrial and consumer markets. The Company is principally engaged in the following reportable segments with diverse products and market channels: Packaging, Energy, Aerospace, Engineered Components, Cequent Asia Pacific Europe Africa ("Cequent APEA") and Cequent Americas. The Company renamed its former "Aerospace & Defense" reportable segment "Aerospace" effective in the third quarter of 2014 following the cessation of operations of NI Industries. See Note 6, "Discontinued Operations," for further information. See Note 19, "Segment Information," for further information on each of the Company's reportable segments.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption prohibited. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). ASU 2014-08 changes the criteria for reporting discontinued operations and requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods, and interim periods within those years, beginning on or after December 15, 2014, with early adoption permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company expects to adopt ASU 2014-08 for the annual periods and interim periods within those years, beginning January 1, 2015.
3. Summary of Significant Accounting Policies
Principles of Consolidation.    The accompanying consolidated financial statements include the accounts and transactions of TriMas and its subsidiaries. Significant intercompany transactions have been eliminated.
The Company records the initial carrying amount of redeemable noncontrolling interests at fair value. In the event a redeemable noncontrolling interest is present at the end of a reporting period, the Company adjusts the carrying amount to the greater of (1) the initial carrying amount, increased or decreased for the redeemable noncontrolling interests' share of net income or loss, their share of comprehensive income or loss and dividends and (2) the redemption value as determined by a specified multiple of earnings, as defined. This method views the end of the reporting period as if it were also the redemption date for the redeemable noncontrolling interests. The Company conducts a quarterly review to determine if the fair value of the redeemable noncontrolling interests is less than the redemption value. If the fair value of the redeemable noncontrolling interests is less than the redemption value, there may be a charge to earnings per share attributable to TriMas Corporation.
Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment, goodwill and other intangibles, valuation allowances for receivables, inventories and deferred income tax assets, valuation of derivatives, estimated future unrecoverable lease costs, estimated unrecognized tax benefits, reserves for asbestos, legal and product liability matters, assets and obligations related to employee benefits and valuation of redeemable non-controlling interests. Actual results may differ from such estimates and assumptions.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents.    The Company considers cash on hand and on deposit and investments in all highly liquid debt instruments with initial maturities of three months or less to be cash and cash equivalents.
Receivables.    Receivables are presented net of allowances for doubtful accounts of approximately $5.4 million and $3.6 million at December 31, 2014 and 2013, respectively. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts based upon the Company's best estimate of probable losses inherent in the accounts receivable balances. The Company does not believe that significant credit risk exists due to its diverse customer base.
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
Depreciation and Amortization.    Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows: building and land/building improvements three to 40 years, and machinery and equipment, three to 15 years. Capitalized debt issuance costs are amortized over the underlying terms of the related debt securities. Customer relationship intangibles are amortized over periods ranging from five to 25 years, while technology and other intangibles are amortized over periods ranging from one to 30 years.
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.    The Company reviews, on at least a quarterly basis, the financial performance of its businesses for indicators of impairment. In reviewing for impairment indicators, the Company also considers events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Goodwill.    The Company assesses goodwill for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
The Company determines its reporting units at the individual operating segment level, or one level below, when there is discrete financial information available that is regularly reviewed by segment management for evaluating operating results. For purposes of the Company's 2014 goodwill impairment test, the Company had 12 reporting units within its six reportable segments, 10 of which had goodwill.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In conducting the qualitative assessment, the Company considers relevant events and circumstances that affect the fair value or carrying amount of a reporting unit. Such events and circumstances can include macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, and capital markets pricing. The Company considers the extent to which each of the adverse events and circumstances identified affect the comparison of a reporting unit's fair value with its carrying amount. The Company places more weight on the events and circumstances that most affect a reporting unit's fair value or the carrying amount of its net assets. The Company considers positive and mitigating events and circumstances that may affect its determination of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company also considers recent valuations of its reporting units, including the difference between the most recent fair value estimate and the carrying amount. These factors are all considered by management in reaching its conclusion about whether to perform the first step of the quantitative goodwill impairment test. If management concludes that further testing is required, the Company performs a quantitative valuation to estimate the fair value of its reporting units.
If the Company concludes that conducting a quantitative assessment is required, it will estimate the fair value of the reporting unit being evaluated utilizing a combination of three valuation techniques: discounted cash flow (Income Approach), market comparable method (Market Approach) and market capitalization (Direct Market Data Method). The Income Approach is based on management's operating plan and internal five-year forecast and utilizes forward-looking assumptions and projections, but considers factors unique to each reporting unit and related long-range plans that may not be comparable to other companies and that are not yet public. The Market Approach considers potentially comparable companies and transactions within the industries where the Company's reporting units participate, and applies their trading multiples to the Company's reporting units. This approach utilizes data from actual marketplace transactions, but reliance on its results is limited by difficulty in identifying companies that are specifically comparable to the Company's reporting units, considering the diversity of the Company's businesses, the relative sizes and levels of complexity. The Company also uses the Direct Market Data Method by comparing its book value and the estimates of fair value of the reporting units to the Company's market capitalization as of and at dates near the annual testing date. Management uses this comparison as additional evidence of the fair value of the Company, as its market capitalization may be suppressed by other factors such as the control premium associated with a controlling shareholder, the Company's degree of leverage and the float of the Company's common stock. Management evaluates and weights the results based on a combination of the Income and Market Approaches, and, in situations where the Income Approach results differ significantly from the Market and Direct Data Approaches, management re-evaluates and adjusts, if necessary, its assumptions.
Indefinite-Lived Intangibles. The Company assesses indefinite-lived intangible assets (primarily trademark/trade names) for impairment on an annual basis by reviewing relevant qualitative and quantitative factors. More frequent evaluations may be required if the Company experiences changes in its business climate or as a result of other triggering events that take place. If carrying value exceeds fair value, a possible impairment exists and further evaluation is performed.
In conducting the qualitative assessment, the Company considers relevant events and circumstances to determine whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In addition to the events and circumstances that the Company considers above in its qualitative analysis for potential goodwill impairment, the Company also considers legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considers recent valuations of its indefinite-lived intangible assets, including the difference between the most recent fair value estimates and the carrying amounts. These factors are all considered by management in reaching its conclusion about whether it is more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. If management concludes that further testing is required, the Company performs a quantitative valuation to estimate the fair value of its indefinite-lived intangible assets. If the carrying value exceeds fair value, an impairment is recorded.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition.    Revenues are recognized when products are shipped or services are provided to customers, the customer takes ownership and assumes risk of loss, the sales price is fixed and determinable and collectability is reasonably assured. Net sales is comprised of gross revenues less estimates of expected returns, trade discounts and customer allowances, which include incentives such as cooperative advertising agreements, volume discounts and other supply agreements in connection with various programs. Such deductions are recorded during the period the related revenue is recognized.
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
Research and Development Costs. Research and development ("R&D") costs are expensed as incurred. R&D expenses were approximately $1.7 million, $2.0 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in cost of sales in the accompanying statement of income.
Shipping and Handling Expenses.    Freight costs are included in cost of sales and shipping and handling expenses, including those of Cequent Americas' distribution network, are included in selling, general and administrative expenses in the accompanying statement of income. Shipping and handling costs were $5.5 million, $4.6 million, and $4.1 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.
Advertising and Sales Promotion Costs.    Advertising and sales promotion costs are expensed as incurred. Advertising costs were approximately $9.8 million, $8.9 million and $7.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in selling, general and administrative expenses in the accompanying statement of income.

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
Foreign Currency Translation.    The financial statements of subsidiaries located outside of the United States are measured using the currency of the primary economic environment in which they operate as the functional currency. When translating into U.S. dollars, income and expense items are translated at average monthly exchange rates and assets and liabilities are translated at exchange rates in effect at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income in the statement of shareholders' equity. Net foreign currency transaction losses were approximately $1.6 million for the year ended December 31, 2014, and $1.1 million for each of the years ended December 31, 2013 and 2012, and are included in other expense, net in the accompanying statement of income.
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
Valuation of the Company's interest rate swaps and foreign currency forward contracts are based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates.
The carrying value of financial instruments reported in the balance sheet for current assets and current liabilities approximates fair value due to the short maturity of these instruments. The Company's term loan A traded at 99.5% and 99.9% of par value as of December 31, 2014 and 2013, respectively. The Company's revolving credit facility traded at 99.2% and 99.6% of par value as of December 31, 2014 and 2013, respectively. The valuations of the term loan A and credit facility were determined based on Level 2 inputs under the fair value hierarchy, as defined.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations. The Company records assets acquired and liabilities assumed from acquisitions at fair value. The fair value of working capital accounts generally approximate book value. The valuation of inventory, property, plant and equipment, and intangible assets require significant assumptions. Inventory is recorded at fair value based on the estimated selling price less costs to sell, including completion, disposal and holding period costs with a reasonable profit margin. Property, plant and equipment is recorded at fair value using a combination of both the cost and market approaches for both the real and personal property acquired. Under the cost approach, consideration is given to the amount required to construct or purchase a new asset of equal value at current prices, with adjustments in value for physical deterioration, as well as functional and economic obsolescence. Under the market approach, recent transactions for similar types of assets are used as the basis for estimating fair value. For trademark/trade names and technology and other intangible assets, the estimated fair value is based on projected discounted future net cash flows using the relief-from-royalty method. For customer relationship intangible assets, the estimated fair value is based on projected discounted future cash flows using the excess earnings method. The relief-from-royalty and excess earnings method are both income approaches that utilize key assumptions such as forecasts of revenue and expenses over an extended period of time, royalty rate percentages, tax rates, and estimated costs of debt and equity capital to discount the projected cash flows.
Earnings Per Share.    Net earnings are divided by the weighted average number of shares outstanding during the year to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and other stock-based awards. The calculation of diluted earnings per share included 245,828, 293,021 and 219,911 restricted shares for the years ended December 31, 2014, 2013 and 2012, respectively. Options to purchase 251,667, 342,448 and 675,665 shares of common stock were outstanding at December 31, 2014, 2013 and 2012, respectively. The calculation of diluted earnings per share included 141,656, 176,428 and 208,175 options to purchase shares of common stock for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Other Comprehensive Income.  The Company refers to other comprehensive income as revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders' equity. Other comprehensive income is comprised of foreign currency translation adjustments, amortization of prior service costs and unrecognized gains and losses in actuarial assumptions for pension and postretirement plans and changes in unrealized gains and losses on derivatives.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisitions
2014 Acquisitions
Allfast Fastening Systems
On October 17, 2014, the Company acquired 100% of the equity interest in Allfast Fastening Systems, Inc. ("Allfast") for the purchase price of approximately $351.2 million, net of cash acquired, with an additional $15.7 million of deferred purchase price related to certain tax related and other reimbursements in accordance with the purchase agreement. Allfast is a global manufacturer of solid and blind rivets, blind bolts, temporary fasteners and installation tools for the aerospace industry. The acquisition strengthens the Company's specialty product offering and is strategically aligned with its growing aerospace businesses. Allfast is included in the Company's Aerospace segment.
The following table summarizes the fair value of consideration paid for Allfast, and the assets acquired and liabilities assumed:

October 17, 2014
(dollars in thousands)
Consideration
Cash paid, net of cash acquired	$351,220
Deferred purchase price(a)	15,730
Total consideration	$366,950
Recognized amounts of identifiable assets acquired and liabilities assumed
Receivables	$8,950
Inventories	19,850
Intangible assets other than goodwill(b)	165,000
Prepaid expenses and other assets	340
Property and equipment, net	26,490
Accounts payable and accrued liabilities	(2,620)
Total identifiable net assets	218,010
Goodwill(c)	148,940
$366,950
___________________________
(a) Of the deferred purchase price, approximately $8.7 million, represents the Company's best estimate of the underlying obligations for certain tax amounts the Company has agreed to reimburse the previous owner in order to acquire additional tax attributes. In addition, it includes approximately $7.0 million of other liabilities which the Company has agreed to pay on behalf of the previous owner, of which approximately $4.1 million was paid during 2014.
(b) Consists of approximately $83.0 million of customer relationships with an estimated useful life of 18 years, $33.0 million of technology and other intangible assets with an estimated useful life of 15 years and $49.0 million of trademark/tradename with an indefinite useful life.
(c) All of the goodwill was assigned to the Company's Aerospace reportable segment and is expected to be deductible for tax purposes.
The results of operations of Allfast are included in the Company's results beginning October 17, 2014. The actual amounts of net sales and operating profit of Allfast included in the accompanying consolidated statement of income for the year ended December 31, 2014 are $9.1 million and $1.3 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the supplemental pro forma results of the combined entity as if the acquisition had occurred on January 1, 2013. The supplemental pro forma information presented below is for informational purposes and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated on January 1, 2013:

	Pro forma Combined (a)
	Year ended December 31,
	2014	2013
	(dollars in thousands)
Net sales	$1,548,220	$1,442,490
Net income attributable to TriMas Corporation	$69,430	$76,260
___________________________
(a)The supplemental pro forma results reflect certain material adjustments, as follows:

1.
Pre-tax pro forma adjustments for amortization expense of $6.0 million and $6.8 million for the years ended December 31, 2014 and December 31, 2013 on the intangible assets associated with the acquisition.

2.
Pre-tax pro forma adjustments of $4.9 million and $7.1 million for the years ended December 31, 2014 and December 31, 2013, respectively, to reflect interest expense incurred on the incremental term loan A and revolver borrowings incurred in order to fund the acquisition.

Total acquisition costs incurred by the Company in connection with its purchase of Allfast, primarily related to third party legal, accounting and tax diligence fees, were approximately $2.2 million, all of which were incurred during 2014. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.
Other Acquisitions
In July 2014, the Company completed the acquisition of Lion Holdings PVT. Ltd. ("Lion Holdings") within the Company's Packaging reportable segment for the amount of approximately $27.5 million, net of cash acquired. Located in both India and Vietnam, Lion Holdings specializes in the manufacture of highly engineered dispensing solutions and generated approximately $10 million in revenue for the twelve months ended June 30, 2014.
The Company has recorded preliminary purchase accounting adjustments for its 2014 acquisitions, but may refine such amounts as it finalizes these estimates during the requisite one-year measurement periods.
2013 Acquisitions
During 2013, the Company completed various 100%-owned acquisitions for an aggregate amount of approximately $105.8 million, net of cash acquired, with an additional $12.4 million of deferred purchase price and contingent consideration, based primarily on a fixed date and payment schedule over the next five years. Of these acquisitions, the most significant, in chronological order of acquisition date, are as follows:

•
Martinic Engineering, Inc. ("Martinic"), acquired in January, located in the United States and included in the Company's Aerospace reportable segment, is a manufacturer of highly-engineered, precision machined, complex parts for commercial and military aerospace applications, including auxiliary power units, as well as electrical, hydraulic and pneumatic systems and generated approximately $13 million in revenue for the 12 months ended December 31, 2012.

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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Towing technology and business assets of AL-KO GmbH ("AL-KO"), acquired in July, located in Germany and Finland and is included in the Company's Cequent APEA reportable segment. The acquired assets generated approximately $16 million of revenue for the 12 months ended June 30, 2013. The fair value of the AL-KO net assets acquired exceeded the purchase price, resulting in a bargain purchase gain of approximately $2.9 million, which is included in other (expense), net in the accompanying consolidated statement of income.

•
Mac Fasteners, Inc. ("Mac Fasteners"), acquired in October, located in the United States and included in the Company's Aerospace reportable segment, is in the business of manufacturing and distribution of stainless steel aerospace fasteners, globally utilized by OEMs, aftermarket repair companies, and commercial and military aircraft producers, and generated approximately $17 million in revenue for the 12 months ended September 30, 2013.

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
(c) Goodwill includes approximately $2.9 million of bargain purchase gain resulting from the acquisition of the towing technology and business assets of AL-KO, which is included in other expense, net in the accompanying consolidated statement of income for the year ended December 31, 2013.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2012 Acquisitions
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
The purchase agreement provides the Company an option to purchase, and Arminak's previous owners ("Sellers") an option to sell, the remaining 30% noncontrolling interest at specified dates in the future based on a multiple of earnings, as defined. The call and put options become exercisable during the first quarters of 2014, 2015 and 2016. During the first exercise period, in 2014, TriMas and the Sellers had the opportunity to call or put a 10% interest in Arminak. During the second exercise period, in 2015, TriMas and the Sellers have the opportunity to call or put an additional 10%, or up to all remaining interests held by Sellers per joint agreement, as defined in the purchase agreement. Finally, during the third exercise period, in 2016, a call or put may be exercised for all or any portions of the remaining interests held by the Sellers. The original combination of a noncontrolling interest and a redemption feature resulted in a redeemable noncontrolling interest, which was classified outside of permanent equity on the accompanying consolidated balance sheet. In order to estimate the fair value of the redeemable noncontrolling interest in Arminak upon acquisition, the Company utilized the Monte Carlo valuation method, using variations of estimated future discounted cash flows given certain significant assumptions including expected revenue growth, minimum and maximum estimated levels of gross profit margin, future expected cash flows, amounts transferred during each call and put exercise period and appropriate discount rates. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. The Company recorded the redeemable noncontrolling interest at fair value at the date of acquisition.
On March 11, 2014, in lieu of the put call option in the original purchase agreement, the Company entered into a new agreement to purchase the entire 30% noncontrolling interest in Arminak for a cash purchase price of $51.0 million. The purchase agreement also includes additional contingent consideration of up to $7.0 million, with the amount to be earned based on the achievement of certain levels of 2015 financial performance. In order to estimate the fair value of the contingent consideration, the Company utilized the Monte Carlo valuation method, using variations of expected future payouts given certain significant assumptions including expected revenue and earnings growth, volatility and risk. As these assumptions are not observable in the market, the calculation represents a Level 3 fair value measurement. As of December 31, 2014, the estimated liability for the payout of the contingent consideration is $1.1 million. The final contingent consideration is expected to be paid, if earned, in the second quarter of 2016.
As part of purchasing the remaining membership interest, the Company finalized the calculation of the redeemable noncontrolling interest as of March 11, 2014. Changes in the carrying amount of redeemable noncontrolling interest are summarized as follows:

Redeemable Noncontrolling interest
(dollars in thousands)
Beginning balance, February 24, 2012	$25,630
Distributions to noncontrolling interests	(1,260)
Net income attributable to noncontrolling interests	2,410
Ending balance, December 31, 2012	$26,780
Distributions to noncontrolling interests	(2,710)
Net income attributable to noncontrolling interests	4,520
Redemption value adjustments for noncontrolling interests	890
Ending balance, December 31, 2013	$29,480
Distributions to noncontrolling interests	(580)
Net income attributable to noncontrolling interests	810
Ending balance, March 11, 2014	$29,710

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
$67,690
__________________________
(a) The contingent consideration represented the Company's best estimate, based on its review, at the time of purchase, of the underlying potential obligations estimated at a range of $8 million to $9 million, of certain Seller tax-related liabilities for which the Company indemnified the Sellers as part of the purchase agreement. During 2012, the Company paid $4.9 million of additional purchase price related to the contingent consideration. No additional amounts were paid during 2013 or 2014. The remaining liability range of $3.1 million to $4.1 million continues to represent the Company's best estimate of the remaining potential obligation at December 31, 2014.
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
The results of operations of Arminak are included in the Company's results beginning February 24, 2012. The actual amounts of net sales and operating profit of Arminak included in the accompanying consolidated statement of income for the year ended December 31, 2012 are $65.9 million and $8.0 million, respectively.

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
Total acquisition costs incurred by the Company in connection with its purchase of Arminak, primarily related to third party legal, accounting and tax diligence fees, were approximately $1.3 million, of which approximately $1.0 million were incurred during the first quarter of 2012. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statement of income.
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

6. Discontinued Operations
During the third quarter of 2014, the Company ceased operations of its former NI Industries business. NI Industries manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract. The Company received approximately $6.7 million for the sale of certain intellectual property and related inventory and tooling. This amount is included in income from discontinued operations in the accompanying consolidated statement of income.
During the fourth quarter of 2011, the Company sold its precision tool cutting and specialty fittings lines of business, both of which were part of the Engineered Components reportable segment. The purchase agreement included up to $2.5 million of contingent consideration, based on achievement of certain levels of financial performance in 2012 and 2013. During the second quarter of 2013, the Company received approximately $1.0 million of a possible $1.3 million as payout for the 2012 financial performance criteria. This amount is included in income from discontinued operations in the accompanying consolidated statement of income. No payout was received in 2014, as the 2013 financial performance criteria were not met.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the first quarter of 2009, the Company completed the sale of certain assets within its specialty laminates, jacketings and insulation tapes line of business, which was part of the Packaging reportable segment. The Company's manufacturing facility is subject to a lease agreement expiring in 2024 that was not assumed by the purchaser of the business. During the fourth quarter of 2014, the Company re-evaluated its estimate of unrecoverable future obligations initially recorded in 2009 and recorded an additional charge of approximately $1.8 million, based on further deterioration of real estate values and market comparables for this facility.
The results of the aforementioned businesses are reported as discontinued operations for all periods presented.
Results of discontinued operations are summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net sales	$3,480	$6,260	$5,400
Income (loss) from discontinued operations, before income taxes	$4,040	$1,670	$(230)
Income tax benefit (expense)	(1,490)	(550)	90
Income (loss) from discontinued operations, net of income taxes	$2,550	$1,120	$(140)
7. Facility Closures and Sale of Business
Goshen, Indiana facility
In November 2012, the Company announced plans to close its manufacturing facility in Goshen, Indiana, moving production from Goshen to lower-cost manufacturing facilities during 2013. The Company completed the move and ceased operations in Goshen during the fourth quarter of 2013, at which time, the Company recorded a pre-tax charge within its Cequent Americas reportable segment of approximately $4.6 million for estimated future unrecoverable lease obligations on the Goshen facility, net of estimated sublease recoveries, for the lease agreement that expires in 2022.
Also in 2013, upon completion of negotiations pursuant to a collective bargaining agreement, the Company recorded charges, primarily for severance benefits for its approximately 350 union hourly workers to be involuntarily terminated, of approximately $4.0 million, of which $3.6 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. During 2012, the Company recorded charges, primarily related to severance benefits for approximately 70 salaried employees to be involuntarily terminated as part of the closure of approximately $1.2 million, of which $0.8 million is included in cost of sales and $0.4 million is included in selling, general and administrative expenses in the accompanying consolidated statement of income. As of December 31, 2014, the hourly and salary benefits have been fully paid.
In addition, the Company incurred approximately $2.4 million and $0.2 million in 2013 and 2012, respectively, of pre-tax non-cash charges related to accelerated depreciation expense as a result of shortening the expected lives on certain machinery, equipment and leasehold improvement assets that the Company no longer utilizes following the facility closure.
São Paulo, Brazil facility
In June 2014, the Company announced the restructuring of its Brazilian business within the Energy reportable segment, including plans to close its manufacturing facility in São Paulo, Brazil by the end of 2014. In connection with this action, the Company recorded charges of approximately $0.5 million, primarily related to severance benefits, which is included in cost of sales in the accompanying consolidated statement of income, for its approximately 60 employees involuntarily terminated as a result of this closure. During the fourth quarter of 2014, upon the cease use date of the facility, the Company recorded a pre-tax charge within in its Energy reportable segment of approximately $3.9 million for estimated future unrecoverable lease obligation, net of estimated sublease recoveries, for the lease agreement that expires in 2022. Additionally, the Company recorded a $1.3 million charge related to the release of historical currency translation adjustments, which is included in dispositions of property and equipment in the accompanying consolidated statement of income.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sale of Business
On August 5, 2013, the Company announced the sale of its business in Italy within the Packaging reportable segment for cash of approximately $10.3 million. As a result, the Company recorded a pre-tax gain of approximately $10.5 million, of which $7.9 million related to the release of historical currency translation adjustments into income, which is included in dispositions of property and equipment in the accompanying consolidated statement of income.
8. Goodwill and Other Intangible Assets
Goodwill
The Company conducted its annual goodwill impairment test as of October 1, 2014. For purposes of its 2014, 2013 and 2012 goodwill impairment tests, the Company performed a Step Zero qualitative assessment of potential goodwill impairment. In performing the Step Zero assessment, the Company considered relevant events and circumstances that could affect the fair value or carrying amount of the Company's reporting units, such as macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events and capital markets pricing. The Company also considered the 2010 annual goodwill impairment quantitative test results, where the estimated fair value of each of the Company's reporting units with goodwill exceeded the carrying value by more than 30%, and subsequent changes in the reporting units' revenues, profitability and carrying values. Based on the Step Zero analysis performed, the Company does not believe that it is more likely than not that the fair value of a reporting unit is less than its carrying amount in 2014, 2013 and 2012; therefore, the Company determined that Steps I and II were not required for the 2014, 2013 and 2012 goodwill impairment tests.
During the third quarter of 2014, based on a few consecutive quarters of revenue and earnings declines compared to historical levels within the Company's Energy reporting unit, the Company determined that there were indicators of a decline in fair value of the Energy reporting unit, which also may indicate a potential impairment of the recorded goodwill. As such, the Company conducted a Step I quantitative goodwill impairment analysis as required by the authoritative accounting literature. The Company utilized both income and market-based approaches, placing a 75% and 25% weighting on each, respectively. Significant management assumptions used under the income approach were a weighted average cost of capital of 13% and an estimated residual growth rate of 3%. In considering the weighted average cost of capital for the reporting unit, management considered the level of risk inherent in the cash flow projections based on historical attainment of its projections and current market conditions. Upon completion of the goodwill impairment test, the Company determined that the fair value of the Energy reporting unit exceeded the carrying value by more than 20%, and thus there was no goodwill impairment. In addition, a 1% reduction in residual growth rate combined with a 1% increase in the weighted average cost of capital would not have changed the conclusions reached under the Step I impairment test.
Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

				Engineered	Cequent	Cequent
	Packaging	Energy	Aerospace	Components	APEA	Americas	Total
	(dollars in thousands)
Balance, December 31, 2012	$158,980	$64,210	$41,130	$3,180	$—	$3,440	$270,940
Goodwill from acquisitions	—	14,440	19,950	4,240	—	4,410	43,040
Goodwill associated with sold businesses	(2,060)	—	—	—	—	—	(2,060)
Foreign currency translation and other	1,140	(2,730)	—	—	—	(670)	(2,260)
Balance, December 31, 2013	$158,060	$75,920	$61,080	$7,420	$—	$7,180	$309,660
Goodwill from acquisitions	15,810	—	149,050	—	—	—	164,860
Foreign currency translation and other	(4,520)	(2,740)	—	—	—	(600)	(7,860)
Balance, December 31, 2014	$169,350	$73,180	$210,130	$7,420	$—	$6,580	$466,660

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets
The Company conducted its annual indefinite-lived intangible asset impairment test as of October 1, 2014. For the purposes of the Company's 2014, 2013 and 2012 indefinite-lived intangible asset impairment tests, the Company performed a qualitative assessment to determine whether it was more likely than not that the fair values of the indefinite-lived intangible assets are less than the carrying values. In performing the qualitative assessment, the Company considered similar events and circumstances to those considered in the Step Zero analysis for goodwill impairment testing and also considered legal, regulatory and contractual factors that could affect the fair value or carrying amount of the Company's indefinite-lived intangible assets. The Company also considered the 2011 annual indefinite-lived intangible asset impairment quantitative test results, where the estimated fair value of each of the Company's indefinite-lived intangible assets exceeded the carrying value by more than 35%, as well as the Company's results of operations and improved capital structure. Based on the qualitative assessment performed, the Company does not believe that it is more likely than not that the fair values of each of its indefinite-lived intangible assets are less than the carrying values; therefore, a fair value calculation of the indefinite-lived intangible assets is not required for the 2014, 2013 and 2012 annual indefinite-lived intangible asset impairment tests.
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of December 31, 2014 and 2013 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of December 31, 2014		As of December 31, 2013
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 - 12 years	$109,460	$(44,370)	$105,090	$(36,260)
Customer relationships, 15 - 25 years	237,610	(103,390)	154,610	(94,200)
Total customer relationships	347,070	(147,760)	259,700	(130,460)
Technology and other, 1 - 15 years	71,830	(32,250)	38,980	(28,940)
Technology and other, 17 - 30 years	44,120	(27,560)	43,990	(25,310)
Total technology and other	115,950	(59,810)	82,970	(54,250)
Indefinite-lived intangible assets:
Trademark/Trade names	108,480	—	61,570	—
Total other intangible assets	$571,500	$(207,570)	$404,240	$(184,710)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Technology and other, included in cost of sales	$5,310	$4,870	$4,940
Customer relationships, included in selling, general and administrative expenses	18,400	14,900	14,880
Total amortization expense	$23,710	$19,770	$19,820

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense for the next five fiscal years beginning after December 31, 2014 is as follows:

Year ended December 31,	Estimated Amortization Expense
(dollars in thousands)
2015	$28,760
2016	$27,970
2017	$27,600
2018	$24,020
2019	$23,100
9. Inventories
Inventories consist of the following components:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Finished goods	$194,690	$173,140
Work in process	30,790	31,880
Raw materials	69,150	65,670
Total inventories	$294,630	$270,690
10. Property and Equipment, Net
Property and equipment consists of the following components:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Land and land improvements	$15,000	$5,520
Buildings	69,820	61,960
Machinery and equipment	383,440	351,960
	468,260	419,440
Less: Accumulated depreciation	235,610	213,290
Property and equipment, net	$232,650	$206,150
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Depreciation expense, included in cost of sales	$28,030	$26,410	$21,520
Depreciation expense, included in selling, general and administrative expense	4,730	4,380	3,500
Total depreciation expense	$32,760	$30,790	$25,020

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Accrued Liabilities

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Self-insurance	$12,510	$12,610
Wages and bonus	22,340	23,670
Other	66,200	48,850
Total accrued liabilities	$101,050	$85,130
12. Long-term Debt
The Company's long-term debt consists of the following:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Credit Agreement	$559,530	$246,130
Receivables facility and other	79,800	59,610
	639,330	305,740
Less: Current maturities, long-term debt	23,860	10,290
Long-term debt	$615,470	$295,450
Credit Agreement
The Company is party to a credit agreement (as amended and restated, the "Credit Agreement") consisting of a $575.0 million senior secured revolving credit facility, which permits revolving borrowings denominated in specific foreign currencies, subject to a $75.0 million sub limit, and a $450.0 million senior secured term loan A facility ("Term Loan A Facility"). The Company increased its Term Loan A Facility during the fourth quarter of 2014 when the Company amended the Credit Agreement to add a $275.0 million incremental senior secured term loan A facility (“Incremental Term Loan A Facility”). The proceeds from the Incremental Term Loan A Facility plus cash and additional borrowings under the Company's existing senior secured revolving credit facility were used to fund the Allfast acquisition.
Below is a summary of key terms under the Credit Agreement as of December 31, 2014:

Instrument	Amount ($ in millions)	Maturity Date	Interest Rate
Existing Credit Agreement
Senior secured revolving credit facility	$575.0	10/16/2018	LIBOR(a) plus 1.500%(b)
Senior secured term loan A facility	$175.0	10/16/2018	LIBOR(a) plus 1.500%(b)

Incremental Term Loan A Facility
Senior secured term loan A facility	$275.0	10/16/2018	LIBOR(a) plus 1.875%(b)
__________________________
(a) London Interbank Offered Rate ("LIBOR")
(b) The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Agreement also provides incremental term loan facility commitments and/or incremental revolving credit facility commitments in an amount not to exceed the greater of $300 million and an amount such that, after giving effect to such incremental commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such incremental commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan facility and/or incremental revolving credit facility commitments must be no more favorable than the existing credit facilities under the Credit Agreement.
The Company may be required to prepay a portion of the loans under the Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of December 31, 2014, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At December 31, 2014 and 2013, the Company had letters of credit of approximately $21.9 million and $24.1 million, respectively, issued and outstanding.
At December 31, 2014, the Company had $118.1 million outstanding under its revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. At December 31, 2013, the Company had $71.1 million outstanding under its revolving credit facility and had $479.8 million potentially available after giving effect to approximately $24.1 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, at December 31, 2014 and 2013, the Company had $192.0 million and $360.3 million, respectively, of borrowing capacity available for general corporate purposes.
Principal payments required under the Credit Agreement for the Term Loan A Facility are approximately $5.8 million due each fiscal quarter from March 2015 through December 2016 and approximately $8.7 million due each fiscal quarter from March 2017 through September 2018, with final payment of $333.8 million due on October 16, 2018.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement. The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At December 31, 2014, the Company was in compliance with its financial covenants contained in the Credit Agreement.
The Company incurred approximately $3.8 million in fees to add the Incremental Term Loan A Facility and to amend the Credit Agreement, of which $0.4 million was capitalized as deferred financing fees and $3.4 million was recorded as debt financing fees in the accompanying consolidated statement of income.
In 2013 and 2012, the Company incurred approximately $3.6 million and $6.4 million, respectively, in fees to amend the previous credit agreements, of which $3.1 million and $4.5 million was capitalized as deferred financing fees and $0.5 million and $1.9 million was recorded as debt extinguishment costs in the accompanying consolidated statement of income. The Company also recorded non-cash debt extinguishment costs of $1.9 million and $1.1 million related to the write-off of deferred financing fees associated with the previous credit agreement for the years ended December 31, 2013 and 2012, respectively.
Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. During April and November of 2014, the Company amended the $105.0 million facility, resulting in a reduction in the usage fee on amounts outstanding previously ranging from 1.20% or 1.35%, depending on the amounts drawn under the facility, to 1.00%. The amendments also reduced the cost of the unused portion of the facility from 0.40% to 0.35% and extended the maturity date from October 12, 2017 to October 16, 2018.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR plus a usage fee of 1.00% and 1.35% as of December 31, 2014 and 2013, respectively, and a fee on the unused portion of the facility of 0.35% and 0.40% as of December 31, 2014 and 2013, respectively.
The Company had $78.7 million and $57.0 million outstanding under the facility as of December 31, 2014 and 2013, respectively, and $1.6 million and $20.2 million available but not utilized as of December 31, 2014 and 2013, respectively. Aggregate costs incurred under the facility were $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, and are included in interest expense in the accompanying consolidated statement of income.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the securitization agreement. As of December 31, 2014, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.8%.
Other Bank Debt
In Australia, the Company's subsidiary is party to a debt agreement which matures on August 31, 2015 and is secured by substantially all the assets of the subsidiary. No amounts were outstanding under this agreement as of December 31, 2014. As of December 31, 2013, $0.7 million was outstanding at an average interest rate 2.7%.
In May 2014, the Company's Dutch subsidiary entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility which matures on May 29, 2015, is subject to interest at LIBOR plus 2.75% per annum and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million, subject to interest at U.S dollar prime rate plus 0.75%. As of December 31, 2014, $0.1 million was outstanding on this facility.
Senior Notes
During the fourth quarter of 2012, the Company redeemed all its remaining outstanding 9 3/4% senior secured notes ("Senior Notes"). In conjunction with the redemption, the Company incurred approximately $35.7 million in premium, legal and other transaction advisory fees and approximately $8.1 million in non-cash debt extinguishment costs related to the write-off of deferred financing fees and unamortized discount. The amounts are recorded as debt extinguishment costs in the accompanying consolidated statement of income.
Long-term Debt Maturities
Future maturities of the face value of long-term debt at December 31, 2014 are as follows:

Year Ending December 31:	(dollars in thousands)
2015	$23,860
2016	23,530
2017	35,000
2018	556,940
Total	$639,330

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt Issuance Costs
The Company's unamortized debt issuance costs approximated $7.4 million and $8.7 million at December 31, 2014 and 2013, respectively, and are included in other assets in the accompanying consolidated balance sheet. These amounts consist primarily of legal, accounting and other transaction advisory fees as well as facility fees paid to the lenders. Debt issuance costs for the current and previous term loan facilities and the previous discount on the Senior Notes are amortized using the interest method over the terms of the underlying debt instruments to which these amounts relate. The debt issuance costs for the current and previous revolving credit facilities and the receivables facility are amortized on a straight line basis over the term of the facilities. Amortization expense for these items was approximately $1.9 million, $1.8 million and $2.5 million in 2014, 2013 and 2012, respectively, and is included in interest expense in the accompanying consolidated statement of income.
13. Derivative Instruments
As of December 31, 2014, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $12.0 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar and the Thai baht and the Australian dollar and mature at specified monthly settlement dates through June 2015. At inception, the Company designated the foreign currency forward contracts as cash flow hedges.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014 and 2013, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2014	December 31, 2013
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$1,270	$2,080
Interest rate swap	Accrued liabilities	(180)	(360)
Foreign currency forward contracts	Accrued liabilities	(150)	—
Total derivatives designated as hedging instruments		$940	$1,720
The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)		Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Income (Loss) Reclassified from AOCI into Earnings
	As of December 31,			Year ended December 31,
	2014	2013		2014	2013	2012
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	$680	$1,060	Interest expense	$(970)	$2,510	$(250)
Foreign currency forward contracts	$(70)	$—	Cost of sales	$170	$—	$—
Over the next 12 months, the Company expects to reclassify approximately $0.2 million of pre-tax deferred losses from AOCI to interest expense as the related interest payments for the designated interest rate swap are funded and approximately $0.1 million of pre-tax deferred losses from AOCI to cost of sales as the intercompany inventory purchases are settled.

		Amount of Loss Recognized in Earnings on Derivatives
		Year ended December 31,
	Location of Loss Recognized in Earnings on Derivatives	2014	2013	2012
		(dollars in thousands)
Derivatives not designated as hedging instruments
Interest rate swaps	Interest expense	$—	$(1,480)	$(80)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuations of the interest rate swaps were based on the income approach, which uses observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
December 31, 2014
Interest rate swap	Recurring	$1,090	$—	$1,090	$—
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—
December 31, 2013
Interest rate swap	Recurring	$1,720	$—	$1,720	$—
14. Leases
The Company leases certain equipment and facilities under non-cancelable operating leases. Rental expense for the Company totaled approximately $31.5 million in 2014, $29.4 million in 2013 and $22.6 million in 2012.
Minimum payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at December 31, 2014, including approximately $2.4 million annually related to discontinued operations, are summarized below:

Year ended December 31,	(dollars in thousands)
2015	$29,670
2016	29,100
2017	26,690
2018	23,390
2019	20,280
Thereafter	44,830
Total	$173,960
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asbestos
As of December 31, 2014, the Company was a party to 1,109 pending cases involving an aggregate of 7,992 claimants primarily alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of its subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, excluding amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal year ended December 31, 2012	8,048	367	519	16	$14,513	$2,650,000
Fiscal year ended December 31, 2013	7,880	360	226	39	$8,294	$2,620,000
Fiscal year ended December 31, 2014	7,975	210	155	38	$18,734	$2,800,000
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of the pending cases relate to locations at which none of its gaskets were distributed or used.
The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,992 claims pending at December 31, 2014, 117 set forth specific amounts of damages (other than those stating the statutory minimum or maximum).
Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	77	24	16	24	58	35	111	5	1
In addition, relatively few of the claims have reached the discovery stage and even fewer claims have gone past the discovery stage.
Total settlement costs (exclusive of defense costs) for all such cases, some of which were filed over 20 years ago, have been approximately $7.4 million. All relief sought in the asbestos cases is monetary in nature. To date, approximately 40% of the Company's costs related to settlement and defense of asbestos litigation have been covered by its primary insurance. Effective February 14, 2006, the Company entered into a coverage-in-place agreement with its first level excess carriers regarding the coverage to be provided to the Company for asbestos-related claims when the primary insurance is exhausted. The coverage-in-place agreement makes asbestos defense costs and indemnity insurance coverage available to the Company that might otherwise be disputed by the carriers and provides a methodology for the administration of such expenses. Nonetheless, the Company believes it is likely that there will be a period within the next one or two years, prior to the commencement of coverage under this agreement and following exhaustion of the Company's primary insurance coverage, during which the Company likely will be solely responsible for defense costs and indemnity payments, the duration of which would be subject to the scope of damage awards and settlements paid.

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
On January 11, 2007, Metaldyne merged into a subsidiary of Asahi Tec Corporation (“Asahi”) whereby Metaldyne became a wholly-owned subsidiary of Asahi. In connection with the consummation of the merger, Metaldyne dividended the 4,825,587 shares of the Company's common stock that it owned on a pro rata basis to the holders of Metaldyne's common stock at the time of such dividend. As a result of the merger, Metaldyne and the Company were no longer related parties. In addition, as a result of the merger, it has been asserted that Metaldyne may be obligated to accelerate funding and payment of actuarially determined amounts owing to seven former Metaldyne executives under a supplemental executive retirement plan (“SERP”). Under the stock purchase agreement between Metaldyne and Heartland Industrial Partners (“Heartland”), TriMas is required to reimburse Metaldyne, when billed, for its allocated portion of the amounts due to certain Metaldyne SERP participants, as defined. At December 31, 2014, TriMas has accrued an estimated liability to Metaldyne on its reported balance sheet of approximately $6.7 million. However, if Metaldyne is required to accelerate funding of the SERP liability, TriMas may be obligated to reimburse Metaldyne up to approximately $9.1 million, which could result in future charges to the Company's statement of income of up to $2.4 million.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Employee Benefit Plans
Pension and Profit-Sharing Benefits
The Company provides a defined contribution profit sharing plan for the benefit of substantially all the Company's domestic salaried and non-union hourly employees. The plan contains both contributory and noncontributory profit sharing arrangements, as defined. Aggregate charges included in the accompanying statement of income under this plan for both continuing and discontinued operations were approximately $5.8 million, $5.6 million and $5.4 million in 2014, 2013 and 2012, respectively. Certain of the Company's foreign and union hourly employees participate in defined benefit pension plans.
Postretirement Benefits
The Company provides postretirement medical and life insurance benefits, none of which are pre-funded, for certain of its retired employees.
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
Net periodic pension and postretirement benefit expense (income) recorded in the Company's statement of income for defined benefit pension plans and postretirement benefit plans include the following components:

	Pension Benefit			Postretirement Benefit
	2014	2013	2012	2014	2013	2012
	(dollars in thousands)
Service cost	$760	$680	$600	$—	$—	$—
Interest cost	1,760	1,610	1,620	30	40	50
Expected return on plan assets	(2,070)	(1,810)	(1,720)	—	—	—
Amortization of prior-service cost	—	—	—	—	—	(200)
Settlement/curtailment	—	—	190	—	—	(1,490)
Amortization of net (gain)/loss	1,120	1,280	1,070	(90)	(80)	(80)
Net periodic benefit expense (income)	$1,570	$1,760	$1,760	$(60)	$(40)	$(1,720)
The estimated net actuarial loss and prior service cost for the defined benefit pension and postretirement benefit plans that is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2015 is approximately $1.5 million.
Actuarial valuations of the Company's defined benefit pension and postretirement plans were prepared as of December 31, 2014, 2013 and 2012. Weighted-average assumptions used in accounting for the U.S. defined benefit pension plans and postretirement benefit plans are as follows:

	Pension Benefit			Postretirement Benefit
	2014	2013	2012	2014	2013	2012
Discount rate for obligations	4.17%	5.01%	4.24%	3.89%	4.48%	3.69%
Discount rate for benefit costs	5.01%	4.24%	4.78%	4.48%	3.69%	4.54%
Rate of increase in compensation levels	N/A	N/A	N/A	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%	N/A	N/A	N/A
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Actuarial valuations of the Company's non-U.S. defined benefit pension plans were prepared as of December 31, 2014, 2013 and 2012. Weighted-average assumptions used in accounting for the non-U.S. defined benefit pension plans are as follows:

	Pension Benefit
	2014	2013	2012
Discount rate for obligations	3.70%	4.50%	4.50%
Discount rate for benefit costs	4.50%	4.50%	4.80%
Rate of increase in compensation levels	3.80%	4.10%	3.70%
Expected long-term rate of return on plan assets	5.60%	5.40%	5.50%
The Company reviews the employee demographic assumptions annually and updates these assumptions as necessary. During, 2014, the mortality assumptions were updated to incorporate a new set of mortality tables. This resulted in an increase in the projected benefit obligation of the Company's defined benefit pension and postretirement benefit plans.
The following provides a reconciliation of the changes in the Company's defined benefit pension and postretirement benefit plans' projected benefit obligations and fair value of assets for each of the years ended December 31, 2014 and 2013 and the funded status as of December 31, 2014 and 2013:

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
	(dollars in thousands)
Changes in Projected Benefit Obligations
Benefit obligations at January 1	$(38,230)	$(38,730)	$(810)	$(970)
Service cost	(760)	(680)	—	—
Interest cost	(1,760)	(1,610)	(30)	(40)
Participant contributions	(60)	(60)	—	—
Actuarial gain (loss)	(6,470)	1,280	100	170
Benefit payments	2,230	1,850	80	30
Change in foreign currency	1,320	(280)	—	—
Projected benefit obligations at December 31	(43,730)	(38,230)	(660)	(810)
Changes in Plan Assets
Fair value of plan assets at January 1	$31,780	$27,860	$—	$—
Actual return on plan assets	1,830	2,270	—	—
Employer contributions	2,340	3,240	80	30
Participant contributions	60	60	—	—
Benefit payments	(2,230)	(1,850)	(80)	(30)
Change in foreign currency	(1,170)	200	—	—
Fair value of plan assets at December 31	32,610	31,780	—	—
Funded status at December 31	$(11,120)	$(6,450)	$(660)	$(810)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
	(dollars in thousands)
Amounts Recognized in Balance Sheet
Prepaid benefit cost	$790	$980	$—	$—
Current liabilities	(320)	(410)	(70)	(90)
Noncurrent liabilities	(11,590)	(7,020)	(590)	(720)
Net liability recognized at December 31	$(11,120)	$(6,450)	$(660)	$(810)

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
	(dollars in thousands)
Amounts Recognized in Accumulated Other Comprehensive (Income) Loss
Unrecognized prior-service cost	$90	$110	$—	$—
Unrecognized net loss/(gain)	21,420	16,420	(670)	(670)
Total accumulated other comprehensive (income) loss recognized at December 31	$21,510	$16,530	$(670)	$(670)

	Pension Benefit		Postretirement Benefit
	2014	2013	2014	2013
	(dollars in thousands)
Benefit Obligation in Excess of Plan Assets
Accumulated benefit obligations at December 31	$(40,630)	$(20,200)	$(660)	$(810)
Plans with Benefit Obligation Exceeding Plan Assets
Benefit obligation	$(42,910)	$(37,430)	$(660)	$(810)
Plan assets	31,000	30,000	—	—
Benefit obligation in excess of plan assets	$(11,910)	$(7,430)	$(660)	$(810)
The assumptions regarding discount rates and expected return on plan assets can have a significant impact on amounts reported for benefit plans. A 25 basis point change in benefit obligation discount rates or 50 basis point change in expected return on plan assets would have the following affect:

	December 31, 2014 Benefit Obligation		2014 Expense
	Pension	Postretirement Benefit	Pension	Postretirement Benefit
	(dollars in thousands)
Discount rate
25 basis point increase	$(1,580)	$(20)	$(140)	$—
25 basis point decrease	$1,650	$20	$150	—
Expected return on assets
50 basis point increase	N/A	N/A	$(170)	N/A
50 basis point decrease	N/A	N/A	$170	N/A
The Company expects to make contributions of approximately $3.5 million to fund its pension plans and $0.1 million to fund its postretirement benefit plans during 2015.

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
The actual weighted average asset allocation of the Company's domestic and foreign pension plans' assets at December 31, 2014 and 2013 and target allocations by class, were as follows:

	Domestic Pension			Foreign Pension
		Actual			Actual
	Target	2014	2013	Target	2014	2013
Equity securities	50%-70%	63%	61%	55%	52%	57%
Fixed income securities	30%-50%	35%	36%	45%	48%	42%
Cash and cash equivalents	—	2%	3%	—	—%	1%
Total	100%	100%	100%	100%	100%	100%
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
The following table summarizes the level under the fair value hierarchy (see Note 3, "Summary of Significant Accounting Policies") that the Company's pension plan assets are measured on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Equity Securities
Investment funds	$18,220	$—	$18,220	$—
Fixed Income Securities
Investment funds	8,610	—	8,610	—
Government bonds	2,080	—	2,080	—
Government agencies	30	—	30	—
Corporate bonds	1,890	—	1,890	—
Other(a)	1,270	—	1,270	—
Cash and cash equivalents
Short term investment funds	510	130	380	—
Total	$32,610	$130	$32,480	$—
________________________________________
(a) Comprised of mortgage-backed, asset backed securities and non-government backed c.m.o.s

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefit	Postretirement Benefit
	(dollars in thousands)
December 31, 2015	$1,720	$70
December 31, 2016	1,770	70
December 31, 2017	1,820	60
December 31, 2018	1,940	50
December 31, 2019	2,010	50
Years 2019-2024	10,890	200
The assumed health care cost trend rate used for purposes of calculating the Company's postretirement benefit obligation in 2014 was 8.0% for pre-65 plan participants, decreasing to an ultimate rate of 5.0% in 2022 and 7.5% for post-65 plan participants, decreasing to an ultimate rate of 5.0% in 2020. A one-percentage point change in the assumed health care cost trend would have the following effects:

	One Percentage-Point Increase	One Percentage-Point Decrease
	(dollars in thousands)
Effect on total service and interest cost	$—	$—
Effect on postretirement benefit obligation	50	(40)
17. Equity Awards
The Company maintains the following long-term equity incentive plans (collectively, the "Plans"):

Plan Names	Shares Approved for Issuance	Fungible Ratio
TriMas Corporation Director Retainer Share Election Program	100,000	N/A
2011 Omnibus Incentive Compensation Plan	2,850,000	1.75:1
2006 Long Term Equity Incentive Plan	2,435,877	2:1
2002 Long Term Equity Incentive Plan	1,786,123	1:1
The fungible ratio presented above applies to restricted shares of common stock. Stock options and stock appreciation rights have a fungible ratio of 1:1 (one granted option/appreciation right counts as one share against the aggregate available to issue) under each Plan, if applicable. In addition, the 2002 Long Term Equity Incentive Plan expired in 2012, such that, while existing grants will remain outstanding until exercised, vested or canceled, no new shares may be issued under the plan.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
The Company did not grant any stock options during 2014, 2013 and 2012.
Information related to stock options at December 31, 2014 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	342,448	$9.92
Exercised	(90,781)	19.72
Cancelled	—	—
Expired	—	—
Outstanding at December 31, 2014	251,667	$6.39	3.5	$6,266,389
As of December 31, 2014, 251,667 stock options were exercisable under the Plans. During 2014, 800 stock options vested in which the associated fair value was less than $0.1 million. The fair value of options which vested during the years ended December 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively.
The Company did not incur significant stock-based compensation expense related to stock options during the years ended December 31, 2014, 2013 and 2012.
Restricted Shares
The Company awarded 2,200 restricted stock grants to certain employees during 2014. These shares are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company.
During 2014, 2013 and 2012, the Company issued 23,226, 29,498 and 19,532 shares, respectively, of its common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company.
The Company awarded 40,837, 41,480 and 60,665 restricted shares of common stock to certain employees during 2014, 2013 and 2012, respectively. These shares are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's Short-Term Incentive Compensation Plan ("STI"), where all STI participants whose target STI annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year, following the previous plan year.
The Company also awarded 243,124 restricted shares of common stock to certain Company key employees during the first quarter of 2014. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years, beginning on January 1, 2014 and ending on December 31, 2016. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's three-year average return on invested capital ("ROIC"). ROIC is defined as the Company's after-tax operating profit, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's last five-quarter average of invested capital. Invested capital is comprised of the Company's long-term debt plus shareholders' equity plus non-controlling interest, less cash held. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the ROIC metric and 250% of the target award for the EPS CAGR metric. However, if these performance metrics are not achieved, no award will be earned. The performance awards vest on a cliff basis at the end of the three-year performance period.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company awarded 238,808 and 206,064 restricted shares to certain Company key employees during 2013 and 2012. Half of the restricted shares granted are service-based restricted stock units. These awards vest ratably over three years. The other half of the shares are subject to a performance condition and are earned based upon the achievement of two performance metrics over a period of three calendar years. Of this award, 75% of the awards are earned based upon the Company's earnings per share ("EPS") cumulative average growth rate ("EPS CAGR") over the performance period. The remaining 25% of the grants are earned based upon the Company's cash generation results. Cash generation is defined as the Company's cumulative three year cash flow from operating activities less capital expenditures, as publicly reported by the Company, plus or minus special items that may occur from time-to-time, divided by the Company's three-year income from continuing operations as publicly reported by the Company, plus or minus special items that may occur from time-to-time. Depending on the performance achieved for these two metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 200% of the target award for the cash flow metric and 250% of the target award for the EPS CAGR metric. The performance awards vest on a cliff basis at the end of the three-year performance period.
During 2012, the Company also awarded 166,530 restricted shares to certain Company key employees which are performance-based grants. Of this award, 60% are earned based on 2012 earnings per share growth, and the remaining 40% are earned based on the EPS CAGR for 2012 and 2013. Depending on the performance achieved for these two specific metrics, the amount of shares earned can vary from 30% of the target award to a maximum amount of 250% of the target award. For the 60% of shares subject to the 2012 earnings per share growth metric only, the performance conditions were satisfied, resulting in an attainment level of 175% of target. This resulted in an additional 72,576 share grants during the first quarter of 2013. For the 40% of shares subject to the 2012-2013 EPS CAGR metric, the performance conditions were satisfied, resulting in an attainment level of 125% of target. This resulted in an additional 16,054 shares granted during 2014.
In addition, during 2014, 2013 and 2012, the Company granted 20,832, 17,240 and 16,440 shares, respectively, of its common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate his services prior to the vesting date.
The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their director fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their director fees and to receive the amount in Company common stock at a future date. The Company issued 10,140, 5,215 and 7,979 shares in 2014, 2013 and 2012, respectively, related to director fee deferrals.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to restricted shares at December 31, 2014 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	654,400	$26.00
Granted	356,413	33.17
Vested	(262,714)	25.53
Cancelled	(22,640)	29.51
Outstanding at December 31, 2014	725,459	$29.59	0.9	$22,699,612
As of December 31, 2014, there was approximately $6.9 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 1.9 years.
The Company recognized stock-based compensation expense related to restricted shares of approximately $7.4 million, $9.2 million and $9.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying statement of income.
18. Other Comprehensive Income
Changes in AOCI by component for the year ended December 31, 2014 are summarized as follows, net of tax:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized losses arising during the period	(4,040)	(900)	(15,090)	(20,030)
Less: Net realized losses reclassified to net income (a)	(700)	(450)	(1,270)	(2,420)
Net current-period change	(3,340)	(450)	(13,820)	(17,610)
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
__________________________
(a) Defined benefit plans, net of income tax expense of $0.3 million. See Note 16, "Employee Benefit Plans," for additional details. Derivative instruments, net of income tax expense of $0.3 million. See Note 13, "Derivative Instruments," for further details.
The Company reclassified approximately $1.3 million of foreign currency translation losses from AOCI into net income related to the restructuring of business during the year ended December 31, 2014. See Note 7, "Facility Closures and Sale of Business," for additional details.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company reclassified approximately $7.9 million of foreign currency translation gains from AOCI into net income related to the sale of a business during the year ended December 31, 2013. See Note 7, "Facility Closures and Sale of Business," for additional details.
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
Aerospace-Permanent blind bolts, temporary fasteners, highly engineered specialty fasteners and other precision machined parts used in the commercial, business and military aerospace industries.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment activity is as follows:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net Sales
Packaging	$337,710	$313,220	$275,160
Energy	206,720	205,580	190,210
Aerospace	121,510	95,530	73,180
Engineered Components	221,360	185,370	200,000
Cequent APEA	165,110	151,620	128,560
Cequent Americas	446,670	437,280	400,400
Total	$1,499,080	$1,388,600	$1,267,510
Operating Profit (Loss)
Packaging	$77,850	$83,770	$57,550
Energy	(6,660)	8,620	17,810
Aerospace	17,830	22,830	21,020
Engineered Components	34,080	19,450	27,990
Cequent APEA	7,860	13,920	12,300
Cequent Americas	31,090	8,850	27,420
Corporate	(37,500)	(37,840)	(36,020)
Total	$124,550	$119,600	$128,070
Capital Expenditures
Packaging	$13,730	$11,010	$15,470
Energy	2,690	5,250	5,210
Aerospace	4,430	4,810	3,210
Engineered Components	1,690	2,190	4,090
Cequent APEA	6,910	9,650	8,290
Cequent Americas	4,530	5,610	9,670
Corporate	470	970	180
Total	$34,450	$39,490	$46,120
Depreciation and Amortization
Packaging	$20,410	$18,960	$17,970
Energy	4,600	3,820	3,600
Aerospace	7,630	3,790	2,630
Engineered Components	4,460	4,270	3,860
Cequent APEA	7,520	5,770	3,840
Cequent Americas	11,410	13,680	12,780
Corporate	440	260	160
Total	$56,470	$50,550	$44,840

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Operating Net Assets
Packaging	$398,530	$377,480	$376,040
Energy	170,430	180,410	158,710
Aerospace	498,560	150,750	80,620
Engineered Components	65,910	73,780	68,870
Cequent APEA	75,290	81,120	51,790
Cequent Americas	151,760	164,590	145,360
Corporate	(8,650)	11,140	2,370
Total operating net assets	1,351,830	1,039,270	883,760
Current liabilities	309,920	261,510	247,200
Consolidated assets	$1,661,750	$1,300,780	$1,130,960
The following table presents the Company's revenues for each of the years ended December 31 and operating net assets at each year ended December 31, attributed to each subsidiary's continent of domicile. Other than Australia, there was no single non-U.S. country for which net sales and net assets were significant to the combined net sales and net assets of the Company taken as a whole.

	As of December 31,
	2014		2013		2012
	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets	Net Sales	Operating Net Assets
	(dollars in thousands)
Non-U.S.
Europe	$120,690	$97,670	$97,500	$136,490	$62,400	$102,250
Australia	88,820	38,700	97,580	27,080	100,620	32,400
Asia	46,810	92,470	44,870	59,120	32,230	38,130
Africa	8,800	4,290	3,310	4,770	4,180	3,090
Other Americas	45,950	53,780	46,210	83,080	34,090	68,660
Total non-U.S	311,070	286,910	289,470	310,540	233,520	244,530

Total U.S.	1,188,010	1,064,920	1,099,130	728,730	1,033,990	639,230
Total	$1,499,080	$1,351,830	$1,388,600	$1,039,270	$1,267,510	$883,760
The Company's export sales from the U.S. approximated $131.8 million, $123.7 million and $139.7 million in 2014, 2013 and 2012, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Income Taxes
The Company's income before income taxes and income tax expense for continuing operations, each by tax jurisdiction, consisted of the following:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Income before income taxes:
Domestic	$85,000	$49,480	$12,150
Foreign	14,600	47,610	30,340
Total income before income taxes	$99,600	$97,090	$42,490
Current income tax expense:
Federal	$31,150	$15,850	$8,340
State and local	3,450	1,440	1,860
Foreign	6,890	9,650	4,190
Total current income tax expense	41,490	26,940	14,390
Deferred income tax expense (benefit):
Federal	(9,170)	(4,490)	(6,200)
State and local	350	(1,020)	(750)
Foreign	200	(3,290)	(1,380)
Total deferred income tax expense	(8,620)	(8,800)	(8,330)
Income tax expense	$32,870	$18,140	$6,060
The components of deferred taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
	(dollars in thousands)
Deferred tax assets:
Accounts receivable	$1,710	$1,240
Inventories	9,680	7,840
Accrued liabilities and other long-term liabilities	45,750	40,410
Tax loss and credit carryforwards	17,530	10,010
Gross deferred tax asset	74,670	59,500
Valuation allowances	(9,820)	(6,530)
Net deferred tax asset	64,850	52,970
Deferred tax liabilities:
Property and equipment	(19,640)	(20,420)
Goodwill and other intangible assets	(64,400)	(66,440)
Other, principally deferred income	(5,230)	(6,310)
Gross deferred tax liability	(89,270)	(93,170)
Net deferred tax liability	$(24,420)	$(40,200)

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory rate to income tax expense allocated to income from continuing operations before income taxes:

	2014	2013	2012
	(dollars in thousands)
U.S. federal statutory rate	35%	35%	35%
Tax at U.S. federal statutory rate	$34,860	$33,990	$14,880
State and local taxes, net of federal tax benefit	2,750	250	730
Differences in statutory foreign tax rates	(3,910)	(8,550)	(4,920)
Change in recognized tax benefits	(1,960)	(1,630)	(1,320)
Tax holiday(a)	(420)	(1,980)	(1,160)
Nontaxable gains	—	(5,460)	—
Restructuring (benefits)/charges	—	2,230	(2,400)
Noncontrolling interest	(280)	(1,410)	(790)
Net change in valuation allowance	3,310	1,980	1,600
Other, net	(1,480)	(1,280)	(560)
Income tax expense	$32,870	$18,140	$6,060
__________________________
(a) Tax holiday related to Thailand which expires on December 31, 2015.
The Company has recorded deferred tax assets on $33.6 million of various state operating loss carryforwards and $48.6 million of various foreign operating loss carryforwards. The majority of the state tax loss carryforwards expire between 2024 and 2027 and the majority of the foreign losses have indefinite carryforward periods.
In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2014, the Company has not made a provision for U.S. or additional non-U.S. withholding taxes on approximately $219.4 million of undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. Generally, such amounts become subject to U.S. taxation upon remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these non-U.S. subsidiaries.
Unrecognized tax benefits
The Company has approximately $27.2 million and $31.6 million of unrecognized tax benefits ("UTBs") as of December 31, 2014 and 2013, respectively. If the unrecognized tax benefits were recognized, the impact to the Company's effective tax rate would be to reduce reported income tax expense for the years ended December 31, 2014 and 2013 approximately $21.2 million and $25.7 million, respectively.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the change in the UTBs and related accrued interest and penalties for the years ended December 31, 2014 and 2013 is as follows:

Unrecognized Tax Benefits
(dollars in thousands)
Balance at December 31, 2012	$21,730
Tax positions related to current year:
Additions	1,300
Tax positions related to prior years:
Additions	15,340
Reductions	(4,310)
Settlements	—
Lapses in the statutes of limitations	(2,490)
Balance at December 31, 2013	$31,570
Tax positions related to current year:
Additions	280
Tax positions related to prior years:
Additions	270
Reductions	(2,050)
Settlements	—
Lapses in the statutes of limitations	(2,870)
Balance at December 31, 2014	$27,200
In addition to the UTBs summarized above, the Company has recorded approximately $2.2 million and $1.8 million in potential interest and penalties associated with uncertain tax positions as of December 31, 2014 and 2013, respectively.
The decrease in UTBs related to prior years is primarily related to the change in currency exchange rates.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Summary Quarterly Financial Data

	As of December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$365,390	$403,000	$380,120	$350,570
Gross profit	95,940	109,420	98,050	81,530
Income from continuing operations	19,230	26,430	18,390	2,680
Income (loss) from discontinued operations, net of income taxes	150	(230)	3,840	(1,210)
Net income	19,380	26,200	22,230	1,470
Less: Net income attributable to noncontrolling interests	810	—	—	—
Net income attributable to TriMas Corporation	18,570	26,200	22,230	1,470
Earnings (loss) per share attributable to TriMas Corporation—basic:
Continuing operations	$0.41	$0.59	$0.41	$0.06
Discontinued operations	—	(0.01)	0.08	(0.03)
Net income per share	$0.41	$0.58	$0.49	$0.03
Weighted average shares—basic	44,768,594	44,901,090	44,919,340	44,938,675
Earnings (loss) per share attributable to TriMas Corporation—diluted:
Continuing operations	$0.41	$0.59	$0.41	$0.06
Discontinued operations	—	(0.01)	0.08	(0.03)
Net income per share	$0.41	$0.58	$0.49	$0.03
Weighted average shares—diluted	45,186,114	45,230,862	45,276,199	45,384,460

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(unaudited, dollars in thousands, except for per share data)
Net sales	$335,750	$377,750	$354,910	$320,190
Gross profit	82,930	103,250	94,110	70,770
Income from continuing operations	13,970	27,290	30,250	7,440
Income (loss) from discontinued operations, net of income taxes	70	510	(300)	840
Net Income	14,040	27,800	29,950	8,280
Less: Net income (loss) attributable to noncontrolling interests	860	910	1,320	1,430
Net income attributable to TriMas Corporation	13,180	26,890	28,630	6,850
Earnings (loss) per share attributable to TriMas Corporation—basic:
Continuing Operations	$0.34	$0.67	$0.72	$0.13
Discontinued Operations	$—	$0.01	$(0.01)	$0.02
Net income per share	$0.34	$0.68	$0.71	$0.15
Weighted average shares—basic	39,234,780	39,425,471	40,345,828	44,698,948
Earnings (loss) per share attributable to TriMas Corporation—diluted:
Continuing Operations	$0.33	$0.66	$0.71	$0.13
Discontinued Operations	$—	$0.01	$(0.01)	$0.02
Net income per share	$0.33	$0.67	$0.70	$0.15
Weighted average shares—diluted	39,790,524	39,886,593	40,746,503	45,159,205

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of disclosure controls and procedures
As of December 31, 2014, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")), pursuant to Rule 13a-15 of the Exchange Act. Our disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that they would meet their objectives.
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
In order to ensure that the Company's internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2014. Management's assessment was based on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2014.
Management's assessment of the internal control over financial reporting excluded an assessment of Allfast Fastening Systems ("Allfast"). Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted in Management's report on internal control over financial reporting in the year of acquisition. Total assets for Allfast were $366.0 million, which represented 22% of the Company's consolidated total assets at December 31, 2014. Net sales in 2014 for Allfast were $9.1 million, which represents 0.6% of the Company's consolidated total net sales for 2014.

Deloitte & Touche LLP, an independent registered public accounting firm, who audited the Company's consolidated financial statements, has also audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, as stated in their report below.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
TriMas Corporation
Bloomfield Hills, Michigan

We have audited the internal control over financial reporting of TriMas Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Allfast Fastening Systems (“Allfast”), which was acquired on October 17, 2014 and whose financial statements constitute total assets of $366.0 million, or 22%, and net sales of $9.1 million, or 0.6%, of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Allfast. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 25, 2015

Changes in disclosure controls and procedures
There have been no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated by reference from our definitive proxy statement for the 2015 Annual Meeting of Shareholders.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) Listing of Documents
(1)   Financial Statements
The Company's Financial Statements included in Item 8 hereof, as required at December 31, 2014 and December 31, 2013, and for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012, consist of the following:
Balance Sheet
Statement of Income
Statement of Comprehensive Income
Statement of Cash Flows
Statement of Shareholders' Equity
Notes to Financial Statements
(2)   Financial Statement Schedules
Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012, consists of the following:
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

TRIMAS CORPORATION (Registrant)

		BY:	/s/ DAVID M. WATHEN
DATE:	February 25, 2015		Name: David M. Wathen Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DAVID M. WATHEN	President and Chief Executive Officer	February 25, 2015
David M. Wathen	(Principal Executive Officer) and Director

/s/ ROBERT J. ZALUPSKI	Chief Financial Officer	February 25, 2015
Robert J. Zalupski	(Principal Financial Officer)

/s/ PAUL A. SWART	Vice President, Controller and Chief Accounting Officer	February 25, 2015
Paul A. Swart	(Principal Accounting Officer)

/s/ SAMUEL VALENTI III	Chairman of the Board of Directors	February 25, 2015
Samuel Valenti III

/s/ MARSHALL A. COHEN	Director	February 25, 2015
Marshall A. Cohen

/s/ RICHARD M. GABRYS	Director	February 25, 2015
Richard M. Gabrys

/s/ NANCY S. GOUGARTY	Director	February 25, 2015
Nancy S. Gougarty

/s/ EUGENE A. MILLER	Director	February 25, 2015
Eugene A. Miller

/s/ NICK L. STANAGE	Director	February 25, 2015
Nick L. Stanage

/s/ DANIEL P. TREDWELL	Director	February 25, 2015
Daniel P. Tredwell

SCHEDULE II
PURSUANT TO ITEM 15(a)(2)
OF FORM 10-K VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
December 31, 2014, 2013 AND 2012

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	CHARGED TO COSTS AND EXPENSES	CHARGED (CREDITED) TO OTHER ACCOUNTS(A)	DEDUCTIONS(B)	BALANCE AT END OF PERIOD
Allowance for doubtful accounts deducted from accounts receivable in the balance sheet
Year ended December 31, 2014	$3,610,000	$2,950,000	$640,000	$1,850,000	$5,350,000
Year ended December 31, 2013	$3,680,000	$440,000	$270,000	$780,000	$3,610,000
Year ended December 31, 2012	$3,780,000	$250,000	$350,000	$700,000	$3,680,000
________________________________________

(A)	Allowance of companies acquired, and other adjustments, net.

(B)	Deductions, representing uncollectible accounts written-off, less recoveries of amounts written-off in prior years.

Item 15.    Exhibits.
Exhibits Index:

2.1(p)	Purchase Agreement dated as of February 24, 2012, among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian and Arminak & Associates, LLC.
2.2(z)	Purchase Agreement dated as of March 11, 2014, among Rieke-Arminak Corp., HRA Holding Corporation, NC Holding, LLC, Helga Arminak, Armin Arminak, Roger Abadjian, and Arminak & Associates, LLC.
2.3(ad)
Stock Purchase Agreement dated as of September 19, 2014, among TriMas UK Aerospace Holdings Limited, TriMas Corporation, Allfast Fastening Systems, Inc., The James and Eleanor Randall Trust dated June 1, 1993 and James H. Randall.

3.1(e)	Fourth Amended and Restated Certificate of Incorporation of TriMas Corporation.
3.2(l)	Second Amended and Restated By‑laws of TriMas Corporation.
10.1(a)	Stock Purchase Agreement dated as of May 17, 2002, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Company LLC.
10.2(d)	Amendment No. 1 to Stock Purchase Agreement dated as of August 31, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.3(f)	Amendment No. 2 to Stock Purchase Agreement dated as of November 27, 2006, among Heartland Industrial Partners, L.P., TriMas Corporation and Metaldyne Corporation.
10.4(b)	Asset Purchase Agreement dated as of May 9, 2003, among TriMas Corporation, Metaldyne Corporation and Metaldyne Company LLC (including Exhibit A - Form of Sublease Agreement).
10.5(r)
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

10.6(v)	First Amendment dated as of April 12, 2013 to the Amended and Restated Credit Agreement dated as of October 11, 2012.
10.7(x)
Credit Agreement, dated October 16, 2013, by and among TriMas Corporation, TriMas Company LLC and JPMorgan Chase bank, N.A., as Administrative Agent and Collateral Agent, and the various lenders from time to time thereto.

10.8(ad)
Incremental Facility Agreement and Amendment dated as of October 17, 2014, among TriMas Company LLC, the other Loan Parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, the Incremental Tranche A Term Lenders and the other Lenders party thereto.

10.9(j)	Amended and Restated Receivables Purchase Agreement dated as of December 29, 2009, among TriMas Corporation, the Sellers named therein and TSPC, Inc. as Purchaser.
10.10(n)	Amendment No. 1 dated as of September 15, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.11(q)	Amendment No. 2 dated as of December 21, 2011 to the Amended and Restated Receivables Purchase Agreement.
10.12(q)	Amendment No. 3 dated as of June 29, 2012 to the Amended and Restated Receivables Purchase Agreement.
10.13(aa)	Amendment No. 4 dated as of April 17, 2014 to the Amended and Restated Receivables Purchase Agreement.
10.14(n)
Amended and Restated Receivables Transfer Agreement dated as of September 15, 2011, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons party thereto from time to time as Purchasers and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.15(q)	Amendment No. 1 dated as of June 29, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.16(s)	Amendment No. 2 dated as of December 17, 2012 to the Amended and Restated Receivables Transfer Agreement.
10.17(aa)	Amendment No. 3 dated as of April 17, 2014 to the Amended and Restated Receivables Transfer Agreement.

10.18	Amendment No. 4 dated as of November 26, 2014 to the Amended and Restated Receivables Transfer Agreement.
10.19(aa)
Second Amended and Restated Fee Letter dated as of April 17, 2014, among Wells Fargo Bank, National Association, as Administrative Agent, TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, and the persons from time to time party thereto as Purchasers.

10.20
Third Amended and Restated Fee Letter dated as of November 26, 2014, among Wells Fargo Bank, National Association, as Administrative Agent, TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, and the persons from time to time party thereto as Purchasers.

10.21(a)	TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.22(g)	First Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.23(g)	Second Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.24(g)	Third Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.25(g)	Fourth Amendment to the TriMas Corporation 2002 Long Term Equity Incentive Plan.*
10.26(c)	2004 Form of Indemnification Agreement.*
10.27(k)	TriMas Corporation 2006 Long Term Equity Incentive Plan Composite Plan Document.*
10.28(h)	TriMas Corporation Long Term Equity Incentive Plan Non-Qualified Stock Option Agreement.*
10.29(i)	Flexible Cash Allowance Policy.*
10.30(m)	2011 TriMas Corporation Omnibus Incentive Compensation Plan.*
10.31(u)	Amendment No. 1 to the TriMas Corporation 2011 Omnibus Incentive Compensation Plan.*
10.32(o)	Form of Performance Unit Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.33(o)	Form of Performance Unit Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.34(o)	Form of Performance Stock Unit Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.35(o)	Form of Restricted Share Agreement - 2012 LTI - under the 2002 Long Term Equity Incentive Plan.*
10.36(o)	Form of Restricted Stock Agreement - 2012 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.37(o)	Form of Restricted Stock Agreement - 2012 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.38(t)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.*
10.39(t)	Form of Restricted Stock Agreement - 2013 LTI (One-Year Vest) - under the 2006 Long Term Equity Incentive Plan.*
10.40(t)	Form of Performance Stock Unit Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.41(t)	Form of Performance Unit Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.42(t)	Form of Restricted Stock Agreement - 2013 LTI - under the 2006 Long Term Equity Incentive Plan.*
10.43(t)	Form of Restricted Stock Agreement - 2013 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.44(t)	Form of Restricted Stock Agreement - 2013 LTI (Board of Directors) - under the 2006 Long Term Equity Incentive Plan.*
10.45(ab)	Form of Restricted Stock Agreement - 2014 LTI (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.*
10.46(ab)	Form of Restricted Stock Agreement - 2014 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.47(ab)	Form of Restricted Stock Agreement - 2014 LTI (Board of Directors) - under the 2011 Omnibus Incentive Compensation Plan.*
10.48(ab)	Form of Performance Stock Unit Agreement - 2014 LTI - under the 2011 Omnibus Incentive Compensation Plan.*
10.49(w)	Executive Severance / Change of Control Policy.*
10.50(ac)	Letter Agreement dated as of August 12, 2014, between TriMas Corporation and Lynn Brooks.*
10.51(y)	2013 Form of Indemnification Agreement.*

21.1	TriMas Corporation Subsidiary List.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K

(a)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100351).
(b)	Incorporated by reference to the Exhibits filed with our Registration Statement on Form S-4 filed June 9, 2003 (File No. 333-105950).
(c)	Incorporated by reference to the Exhibits filed with Amendment No. 3 to our Registration Statement on Form S-1/A filed on June 29, 2004 (File No. 333-113917).
(d)	Incorporated by reference to the Exhibits filed with Amendment No. 1 to our Registration Statement on Form S-1 filed on September 19, 2006 (File No. 333-136263).
(e)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(f)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 7, 2008 (File No. 001-10716).
(g)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on November 10, 2008 (File No. 001-10716).
(h)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 6, 2009 (File No. 001-10716).
(i)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 10, 2009 (File No. 001-10716).
(j)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on January 15, 2010 (File No. 001-10716).
(k)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on March 26, 2010 (File No. 001-10716).
(l)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(m)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on April 4, 2011 (File No. 001-10716).
(n)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on September 21, 2011 (File No. 001-10716).
(o)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 22, 2012 (File No. 001-10716).
(p)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 28, 2012 (File No. 001-10716).

(q)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on July 30, 2012 (File No. 001-10716).
(r)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 16, 2012 (File No. 001-10716).
(s)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on December 20, 2012 (File No. 001-10716).
(t)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on February 25, 2013 (File No. 001-10716).
(u)	Incorporated by reference to Appendix A filed with our Definitive Proxy Statement on Schedule 14A filed on April 5, 2013 (File No. 001-10716).
(v)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 25, 2013 (File No. 001-10716).
(w)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on August 23, 2013 (File No. 001-10716).
(x)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on October 21, 2013 (File No. 001-10716).
(y)	Incorporated by reference to the Exhibits filed with our Report on Form 8-K filed on November 13, 2013 (File No. 001-10716).
(z)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on March 17, 2014 (File No. 001-10716).
(aa)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on April 22, 2014 (File No. 001-10716).
(ab)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on April 29, 2014 (File No. 001-10716).
(ac)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on August 18, 2014 (File No. 001-10716).
(ad)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on October 20, 2014 (File No. 001-10716).

II-4