Form 10-Q
period 2015-03-31
TRIMAS CORP
filed 2015-04-28
CIK 842633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549
FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 24, 2015, the number of outstanding shares of the Registrant's common stock, $0.01 par value, was 45,290,599 shares.

TriMas Corporation

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties which could materially affect our business, financial condition or future results including, but not limited to, risks and uncertainties with respect to: the Company's leverage; liabilities imposed by the Company's debt instruments; market demand; competitive factors; supply constraints; material and energy costs; technology factors; litigation; government and regulatory actions; the Company's accounting policies; future trends; general economic and currency conditions; various conditions specific to the Company's business and industry; the Company’s ability to integrate Allfast and attain the expected synergies, including that the acquisition is accretive; the Company’s ability to successfully execute the spin-off of the Cequent businesses within the expected time frame or at all; the taxable nature of the spin-off; future prospects of the Company and Cequent as independent companies; and other risks that are discussed in Part I, Item 1A, "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in our Annual Report on Form 10-K and elsewhere in this report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deemed to be immaterial also may materially adversely affect our business, financial position and results of operations or cash flows.
The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We caution readers not to place undo reliance on the statements, which speak only as of the date of this report. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.
We disclose important factors that could cause our actual results to differ materially from our expectations implied by our forward-looking statements under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributed to us or persons acting on our behalf. When we indicate that an event, condition or circumstance could or would have an adverse effect on us, we mean to include effects upon our business, financial and other conditions, results of operations, prospects and ability to service our debt.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
TriMas Corporation
Consolidated Balance Sheet
(Unaudited—dollars in thousands)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$23,730	$24,420
Receivables, net of reserves of approximately $5.4 million as of March 31, 2015 and December 31, 2014, respectively	220,380	196,320
Inventories	301,440	294,630
Deferred income taxes	28,720	28,870
Prepaid expenses and other current assets	17,630	14,380
Total current assets	591,900	558,620
Property and equipment, net	228,170	232,650
Goodwill	461,700	466,660
Other intangibles, net	354,840	363,930
Other assets	37,130	39,890
Total assets	$1,673,740	$1,661,750
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities, long-term debt	$23,590	$23,860
Accounts payable	174,710	185,010
Accrued liabilities	90,730	101,050
Total current liabilities	289,030	309,920
Long-term debt	647,910	615,470
Deferred income taxes	54,250	55,290
Other long-term liabilities	84,030	90,440
Total liabilities	1,075,220	1,071,120
Preferred stock, $0.01 par: Authorized 100,000,000 shares; Issued and outstanding: None	—	—
Common stock, $0.01 par: Authorized 400,000,000 shares; Issued and outstanding: 45,290,149 shares at March 31, 2015 and 45,280,385 shares at December 31, 2014	450	450
Paid-in capital	807,400	806,810
Accumulated deficit	(212,870)	(226,850)
Accumulated other comprehensive income	3,540	10,220
Total shareholders' equity	598,520	590,630
Total liabilities and shareholders' equity	$1,673,740	$1,661,750

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Income
(Unaudited—dollars in thousands, except for per share amounts)

	Three months ended March 31,
	2015	2014
Net sales	$366,490	$365,390
Cost of sales	(268,270)	(269,450)
Gross profit	98,220	95,940
Selling, general and administrative expenses	(70,720)	(63,670)
Operating profit	27,500	32,270
Other expense, net:
Interest expense	(4,670)	(3,470)
Other expense, net	(2,570)	(950)
Other expense, net	(7,240)	(4,420)
Income from continuing operations before income tax expense	20,260	27,850
Income tax expense	(6,280)	(8,620)
Income from continuing operations	13,980	19,230
Income from discontinued operations, net of income tax expense	—	150
Net income	13,980	19,380
Less: Net income attributable to noncontrolling interests	—	810
Net income attributable to TriMas Corporation	$13,980	$18,570
Basic earnings per share attributable to TriMas Corporation:
Continuing operations	$0.31	$0.41
Discontinued operations	—	—
Net income per share	$0.31	$0.41
Weighted average common shares—basic	44,997,961	44,768,594
Diluted earnings per share attributable to TriMas Corporation:
Continuing operations	$0.31	$0.41
Discontinued operations	—	—
Net income per share	$0.31	$0.41
Weighted average common shares—diluted	45,400,843	45,186,114

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Comprehensive Income
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2015	2014
Net income	$13,980	$19,380
Other comprehensive income:
Defined benefit pension and postretirement plans (net of tax of $0.1 million for each of the three months ended March 31, 2015 and 2014) (Note 13)	250	180
Foreign currency translation	(6,540)	1,880
Derivative instruments (net of tax of $0.1 million for each of the three months ended March 31, 2015 and 2014) (Note 8)	(390)	310
Total other comprehensive income (loss)	(6,680)	2,370
Total comprehensive income	7,300	21,750
Less: Net income attributable to noncontrolling interests	—	810
Total comprehensive income attributable to TriMas Corporation	$7,300	$20,940

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Cash Flows
(Unaudited—dollars in thousands)

	Three months ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$13,980	$19,380
Adjustments to reconcile net income to net cash used for operating activities:
Loss on dispositions of property and equipment	50	70
Depreciation	7,620	8,030
Amortization of intangible assets	7,220	5,480
Amortization of debt issue costs	510	480
Deferred income taxes	(490)	(2,820)
Non-cash compensation expense	2,520	2,280
Excess tax benefits from stock based compensation	(200)	(760)
Increase in receivables	(29,080)	(44,960)
(Increase) decrease in inventories	(10,210)	1,800
(Increase) decrease in prepaid expenses and other assets	(3,480)	100
Decrease in accounts payable and accrued liabilities	(9,560)	(13,910)
Other, net	(2,150)	160
Net cash used for operating activities	(23,270)	(24,670)
Cash Flows from Investing Activities:
Capital expenditures	(8,010)	(9,030)
Net proceeds from disposition of property and equipment	640	240
Net cash used for investing activities	(7,370)	(8,790)
Cash Flows from Financing Activities:
Proceeds from borrowings on term loan facilities	29,930	46,750
Repayments of borrowings on term loan facilities	(35,760)	(46,340)
Proceeds from borrowings on revolving credit and accounts receivable facilities	289,440	331,120
Repayments of borrowings on revolving credit and accounts receivable facilities	(246,020)	(239,900)
Payments for deferred purchase price	(5,710)	—
Distributions to noncontrolling interests	—	(580)
Payment for noncontrolling interests	—	(51,000)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	(2,560)	(2,670)
Proceeds from exercise of stock options	430	140
Excess tax benefits from stock based compensation	200	760
Net cash provided by financing activities	29,950	38,280
Cash and Cash Equivalents:
Increase (decrease) for the period	(690)	4,820
At beginning of period	24,420	27,000
At end of period	$23,730	$31,820
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,710	$3,010
Cash paid for taxes	$8,340	$2,660

The accompanying notes are an integral part of these financial statements.

TriMas Corporation
Consolidated Statement of Shareholders' Equity
Three Months Ended March 31, 2015
(Unaudited—dollars in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2014	$450	$806,810	$(226,850)	$10,220	$590,630
Net income attributable to TriMas Corporation	—	—	13,980	—	13,980
Other comprehensive loss	—	—	—	(6,680)	(6,680)
Shares surrendered upon vesting of options and restricted stock awards to cover tax obligations	—	(2,560)	—	—	(2,560)
Stock option exercises and restricted stock vestings	—	430	—	—	430
Excess tax benefits from stock based compensation	—	200	—	—	200
Non-cash compensation expense	—	2,520	—	—	2,520
Balances, March 31, 2015	$450	$807,400	$(212,870)	$3,540	$598,520

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
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries and, in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the Company's 2014 Annual Report on Form 10-K.
On December 8, 2014, the Company announced that its Board of Directors had approved a plan to pursue a separation of its Cequent businesses through a spin-off, creating a new independent publicly traded company, Horizon Global Corporation("Horizon"). The transaction is expected to be tax-free to shareholders and is targeted to be completed by mid 2015, subject to certain conditions including, among others, approval of the Company's Board of Directors, declaration of the effectiveness of the registration statement on Form S-1 by the SEC and receipt of an opinion from counsel regarding the tax free nature of the spin-off. One time transaction costs in connection with the separation of the two companies, including dedicated internal and third party amounts, are expected to be approximately $30 million.
2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). ASU 2014-09 requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is currently effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, subject to an additional one year deferral as recently proposed by the FASB. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 on its consolidated financial statements.
3. Discontinued Operations
During the third quarter of 2014, the Company ceased operations of its former NI Industries business and received approximately $6.7 million for the sale of certain intellectual property and related inventory and tooling. NI Industries manufactured cartridge cases for the defense industry and was party to a U.S. Government facility maintenance contract.
The results of the aforementioned business are reported as discontinued operations for all periods presented. Results of discontinued operations are summarized as follows:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Net sales	$—	$2,350
Income from discontinued operations, before income taxes	$—	$250
Income tax expense	—	(100)
Income from discontinued operations, net of income taxes	$—	$150

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

4. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2015 are summarized as follows:

	Packaging	Energy	Aerospace	Engineered Components	Cequent APEA	Cequent Americas	Total
	(dollars in thousands)
Balance, December 31, 2014	$169,350	$73,180	$210,130	$7,420	$—	$6,580	$466,660
Foreign currency translation and other	(2,810)	(1,040)	—	—	—	(1,110)	(4,960)
Balance, March 31, 2015	$166,540	$72,140	$210,130	$7,420	$—	$5,470	$461,700
The gross carrying amounts and accumulated amortization of the Company's other intangibles as of March 31, 2015 and December 31, 2014 are summarized below. The Company amortizes these assets over periods ranging from one to 30 years.

	As of March 31, 2015		As of December 31, 2014
Intangible Category by Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
Finite-lived intangible assets:
Customer relationships, 5 – 12 years	$108,530	$(46,380)	$109,460	$(44,370)
Customer relationships, 15 – 25 years	237,610	(106,600)	237,610	(103,390)
Total customer relationships	346,140	(152,980)	347,070	(147,760)
Technology and other, 1 – 15 years	72,560	(33,840)	71,830	(32,250)
Technology and other, 17 – 30 years	43,300	(27,670)	44,120	(27,560)
Total technology and other	115,860	(61,510)	115,950	(59,810)
Indefinite-lived intangible assets:
Trademark/Trade names	107,330	—	108,480	—
Total other intangible assets	$569,330	$(214,490)	$571,500	$(207,570)
Amortization expense related to intangible assets as included in the accompanying consolidated statement of income is summarized as follows:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Technology and other, included in cost of sales	$1,660	$1,230
Customer relationships, included in selling, general and administrative expenses	5,560	4,250
Total amortization expense	$7,220	$5,480

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

5. Inventories
Inventories consist of the following components:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Finished goods	$196,950	$194,690
Work in process	30,010	30,790
Raw materials	74,480	69,150
Total inventories	$301,440	$294,630
6. Property and Equipment, Net
Property and equipment consists of the following components:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Land and land improvements	$14,760	$15,000
Buildings	68,440	69,820
Machinery and equipment	380,180	383,440
	463,380	468,260
Less: Accumulated depreciation	235,210	235,610
Property and equipment, net	$228,170	$232,650
Depreciation expense as included in the accompanying consolidated statement of income is as follows:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Depreciation expense, included in cost of sales	$6,510	$6,740
Depreciation expense, included in selling, general and administrative expense	1,110	1,280
Total depreciation expense	$7,620	$8,020
7. Long-term Debt
The Company's long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Credit Agreement	$580,040	$559,530
Receivables facility and other	91,460	79,800
	671,500	639,330
Less: Current maturities, long-term debt	23,590	23,860
Long-term debt	$647,910	$615,470

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Credit Agreement
The Company is a party to a credit agreement (as amended and restated, the "Credit Agreement") consisting of a $575.0 million senior secured revolving credit facility, which permits borrowings denominated in specific foreign currencies ("Foreign Currency Loans"), subject to a $75.0 million sub limit, which matures on October 16, 2018 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.625%, and a $450.0 million senior secured term loan A facility ("Term Loan A Facility"), which matures on October 16, 2018 and is subject to interest at LIBOR plus 1.625%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
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
The Company may be required to prepay a portion of its Term Loan A Facility in an amount equal to a percentage of the Company's excess cash flow, as defined, with such percentage based on the Company's leverage ratio, as defined. As of March 31, 2015, no amounts are due under this provision.
The Company is also able to issue letters of credit, not to exceed $75.0 million in aggregate, against its revolving credit facility commitments. At March 31, 2015 and December 31, 2014, the Company had letters of credit of approximately $22.9 million and $21.9 million, respectively, issued and outstanding.
At March 31, 2015, the Company had approximately $144.6 million outstanding under its revolving credit facility and had $407.5 million potentially available after giving effect to approximately $22.9 million of letters of credit issued and outstanding. At December 31, 2014, the Company had approximately $118.1 million outstanding under its revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. However, including availability under its accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, the Company had $141.0 million and $192.0 million at March 31, 2015 and December 31, 2014, respectively, of borrowing capacity available for general corporate purposes.
The debt under the Credit Agreement is an obligation of the Company and certain of its domestic subsidiaries and is secured by substantially all of the assets of such parties. Borrowings under the $75.0 million foreign currency sub limit of the $575.0 million senior secured revolving credit facility are secured by a pledge of the assets of the foreign subsidiary borrowers that are a party to the agreement.  The Credit Agreement also contains various negative and affirmative covenants and other requirements affecting the Company and its subsidiaries, including restrictions on the incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, assets dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of the Credit Agreement also require the Company and its subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). At March 31, 2015, the Company was in compliance with its financial covenants contained in the Credit Agreement.
As of March 31, 2015 and December 31, 2014, the Company's Term Loan A Facility traded at approximately 97.3% and 99.5% of par value, respectively, and the Company's revolving credit facility traded at approximately 95.9% and 99.2% of par value, respectively. The valuations of the Credit Agreement were determined based on Level 2 inputs under the fair value hierarchy, as defined.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Receivables Facility
The Company is a party to an accounts receivable facility through TSPC, Inc. ("TSPC"), a wholly-owned subsidiary, to sell trade accounts receivable of substantially all of the Company's domestic business operations. Under this facility, TSPC, from time to time, may sell an undivided fractional ownership interest in the pool of receivables up to approximately $105.0 million to a third party multi-seller receivables funding company. The net amount financed under the facility is less than the face amount of accounts receivable by an amount that approximates the purchaser's financing costs. The cost of funds under this facility consisted of a 3-month LIBOR-based rate plus a usage fee of 1.00% and 1.35% as of March 31, 2015 and 2014, respectively, and a fee on the unused portion of the facility of 0.35% and 0.40% as of March 31, 2015 and 2014, respectively.
The Company had approximately $90.6 million and $78.7 million outstanding under the facility as of March 31, 2015 and December 31, 2014, respectively, and $5.1 million and $1.6 million, respectively, available but not utilized. Aggregate costs incurred under the facility were approximately $0.2 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively, and are included in interest expense in the accompanying consolidated statement of income. The facility expires on October 16, 2018.
The cost of funds fees incurred are determined by calculating the estimated present value of the receivables sold compared to their carrying amount. The estimated present value factor is based on historical collection experience and a discount rate based on a 3-month LIBOR-based rate plus the usage fee discussed above and is computed in accordance with the terms of the agreement. As of March 31, 2015, the cost of funds under the facility was based on an average liquidation period of the portfolio of approximately 1.7 months and an average discount rate of 1.8%.
Other Bank Debt
The Company's Australian subsidiary is party to a $20.0 million Australian dollar revolving debt facility, which matures on August 31, 2015 and is secured by substantially all the assets of the subsidiary. As of March 31, 2015 and December 31, 2014, no amounts were outstanding under this agreement.
The Company's Dutch subsidiary is party to a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015 and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million. No amounts were outstanding under this agreement as of March 31, 2015. As of December 31, 2014, approximately $0.1 million was outstanding on this facility.
8. Derivative Instruments
Foreign Currency Exchange Rate Risk
As of March 31, 2015, the Company was party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $16.5 million. The Company uses foreign currency forward contracts to mitigate the risk associated with fluctuations in currency rates impacting cash flows related to certain payments for contract manufacturing in its lower-cost manufacturing facilities. The foreign currency forward contracts hedge currency exposure between the Mexican peso and the U.S. dollar, the Thai baht and the Australian dollar and the U.S. dollar and the Australian dollar and mature at specified monthly settlement dates through March 2016. At inception, the Company designated the foreign currency forward contracts as cash flow hedges.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Financial Statement Presentation
As of March 31, 2015 and December 31, 2014, the fair value carrying amount of the Company's derivatives designated as hedging instruments are recorded as follows:

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2015	December 31, 2014
		(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	Other assets	$860	$1,270
Interest rate swap	Accrued liabilities	(550)	(180)
Foreign currency forward contracts	Other assets	290	—
Foreign currency forward contracts	Accrued liabilities	(210)	(150)
Total derivatives designated as hedging instruments		$390	$940
The following tables summarize the income (loss) recognized in accumulated other comprehensive income ("AOCI"), the amounts reclassified from AOCI into earnings and the amounts recognized directly into earnings for the three months ended March 31, 2015 and 2014:

	Amount of Income (Loss) Recognized in AOCI on Derivative (Effective Portion, net of tax)			Amount of Income (Loss) Reclassified from AOCI into Earnings
				Three months ended March 31,
	As of March 31, 2015	As of December 31, 2014	Location of Income (Loss) Reclassified from AOCI into Earnings (Effective Portion)	2015	2014
	(dollars in thousands)			(dollars in thousands)
Derivatives designated as hedging instruments
Interest rate swap	$190	$680	Interest expense	$(220)	$(240)
Foreign currency forward contracts	$30	$(70)	Cost of sales	$(190)	$40
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Fair Value Measurements
The fair value of the Company's derivatives are estimated using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of the Company's interest rate swap and foreign currency forward contracts use observable inputs such as interest rate yield curves and forward currency exchange rates. Fair value measurements and the fair value hierarchy level for the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 are shown below.

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(dollars in thousands)
March 31, 2015
Interest rate swap	Recurring	$310	$—	$310	$—
Foreign currency forward contracts	Recurring	$80	$—	$80	$—
December 31, 2014
Interest rate swap	Recurring	$1,090	$—	$1,090	$—
Foreign currency forward contracts	Recurring	$(150)	$—	$(150)	$—
9. Commitments and Contingencies
Asbestos
As of March 31, 2015, the Company was a party to 1,074 pending cases involving an aggregate of 7,733 claimants alleging personal injury from exposure to asbestos containing materials formerly used in gaskets (both encapsulated and otherwise) manufactured or distributed by certain of the Company's subsidiaries for use primarily in the petrochemical refining and exploration industries. The following chart summarizes the number of claimants, number of claims filed, number of claims dismissed, number of claims settled, the average settlement amount per claim and the total defense costs, exclusive of amounts reimbursed under the Company's primary insurance, at the applicable date and for the applicable periods:

	Claims pending at beginning of period	Claims filed during period	Claims dismissed during period	Claims settled during period	Average settlement amount per claim during period	Total defense costs during period
Fiscal Year Ended December 31, 2014	7,975	210	155	38	$18,734	$2,800,000
Three Months Ended March 31, 2015	7,992	83	338	4	$6,875	$718,800
In addition, the Company acquired various companies to distribute its products that had distributed gaskets of other manufacturers prior to acquisition. The Company believes that many of its pending cases relate to locations at which none of its gaskets were distributed or used.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

The Company may be subjected to significant additional asbestos-related claims in the future, the cost of settling cases in which product identification can be made may increase, and the Company may be subjected to further claims in respect of the former activities of its acquired gasket distributors. The Company is unable to make a meaningful statement concerning the monetary claims made in the asbestos cases given that, among other things, claims may be initially made in some jurisdictions without specifying the amount sought or by simply stating the requisite or maximum permissible monetary relief, and may be amended to alter the amount sought. The large majority of claims do not specify the amount sought. Of the 7,733 claims pending at March 31, 2015, 126 set forth specific amounts of damages (other than those stating the statutory minimum or maximum). Below is a breakdown of the amount sought for those claims seeking specific amounts:

	Compensatory & Punitive			Compensatory Only			Punitive Only
Range of damages sought (in millions)	$0.0 to $5.0	$5.0 to $10.0	$10.0+	$0.0 to $0.6	$0.6 to $5.0	$5.0+	$0.0 to $2.5	$2.5 to $5.0	$5.0+
Number of claims	75	30	21	22	58	46	120	5	1
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
Claims and Litigation
The Company is subject to other claims and litigation in the ordinary course of business which the Company does not believe are material.  In addition, a claim was recently made against the Company by a competitor alleging false advertising.  Although no formal demand has been made, the Company believes the competitor may be seeking in excess of $10 million.  However, the Company believes any such demand would be unreasonable and without merit.

The Company does not believe claims and litigation will have a material adverse effect on its financial position and results of operations or cash flows.
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

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
Segment activity is as follows:

	Three months ended March 31,
	2015	2014
	(dollars in thousands)
Net Sales
Packaging	$78,960	$81,430
Energy	51,160	52,780
Aerospace	45,740	27,190
Engineered Components	48,270	55,430
Cequent APEA	35,820	39,470
Cequent Americas	106,540	109,090
Total	$366,490	$365,390
Operating Profit (Loss)
Packaging	$17,510	$18,360
Energy	340	2,600
Aerospace	8,080	4,860
Engineered Components	5,970	7,880
Cequent APEA	2,250	2,500
Cequent Americas	5,910	5,710
Corporate expenses	(8,960)	(9,640)
Cequent separation costs	(3,600)	—
Total	$27,500	$32,270
11. Equity Awards
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

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Stock Options
The Company did not grant any stock options during the three months ended March 31, 2015. Information related to stock options at March 31, 2015 is as follows:

	Number of Stock Options	Weighted Average Option Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	251,667	$6.39
Exercised	(27,720)	15.46
Cancelled	—	—
Expired	(2,500)	23.00
Outstanding at March 31, 2015	221,447	$5.07	3.5	$5,696,237
As of March 31, 2015, 221,447 stock options were exercisable under the Plans. The Company did not incur any stock-based compensation expense related to stock options during the three months ended March 31, 2015 and 2014.
Restricted Shares
The Company awarded the following restricted shares during the first quarter of 2015:

•
granted 1,100 restricted shares of common stock to certain employees that are subject only to a service condition and vest on the first anniversary date of the award so long as the employee remains with the Company;

•	granted 174,874 restricted shares of common stock to certain employees which are subject only to a service condition and vest ratably over three years so long as the employee remains with the Company;

•
granted 35,813 restricted shares of common stock to certain employees which are subject only to a service condition and vest on the first anniversary date of the award. The awards were made to participants in the Company's short-term incentive compensation plan ("STI"), where all STI participants whose target annual award exceeds $20 thousand receive 80% of the value in earned cash and 20% in the form of a restricted stock award upon finalization of the award amount in the first quarter each year following the previous plan year; and

•
granted 26,704 restricted shares of common stock to its non-employee independent directors, which vest one year from date of grant so long as the director and/or Company does not terminate their service prior to the vesting date.

In addition, during the three months ended March 31, 2015, the Company issued 2,759 shares related to director fee deferrals. The Company allows for its non-employee independent directors to make an annual election to defer all or a portion of their directors fees and to receive the deferred amount in cash or equity. Certain of the Company's directors have elected to defer all or a portion of their directors fees and to receive the amount in Company common stock at a future date.
During 2012, the Company awarded performance-based shares of common stock to certain Company key employees which were earned based upon the achievement of two performance metrics over a period of three calendar years, beginning January 1, 2012 and ending on December 31, 2014. Of this award, 75% of the awards were earned based upon the Company's earnings per share cumulative average growth rate over the performance period. The remaining 25% of the grants were earned based upon the Company's cash generation results. The Company attained 70.25% of the target on a weighted average basis, resulting in a reduction of 28,205 shares during the first quarter of 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

Information related to restricted shares at March 31, 2015 is as follows:

	Number of Unvested Restricted Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	725,459	$29.59
Granted	241,250	29.98
Vested	(260,343)	29.08
Cancelled	(32,949)	25.35
Outstanding at March 31, 2015	673,417	$30.13	1.4	$20,734,509
As of March 31, 2015, there was approximately $11.4 million of unrecognized compensation cost related to unvested restricted shares that is expected to be recorded over a weighted-average period of 2.2 years.
The Company recognized approximately $2.5 million and $2.3 million of stock-based compensation expense related to restricted shares during the three months ended March 31, 2015 and 2014, respectively. The stock-based compensation expense is included in selling, general and administrative expenses in the accompanying consolidated statement of income.
12. Earnings per Share
Net income is divided by the weighted average number of common shares outstanding during the period to calculate basic earnings per share. Diluted earnings per share are calculated to give effect to stock options and restricted share awards. The calculation of diluted earnings per share included 279,269 and 259,716 restricted shares for the three months ended March 31, 2015 and 2014, respectively. The calculation of diluted earnings per share also included options to purchase 123,613 and 157,804 shares of common stock for the three months ended March 31, 2015 and 2014, respectively.
13. Defined Benefit Plans
Net periodic pension and postretirement benefit costs for the Company's defined benefit pension plans and postretirement benefit plans cover certain foreign employees, union hourly employees and salaried employees. The components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2015 and 2014 are as follows:

	Pension Plans		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
	(dollars in thousands)
Service costs	$240	$190	$—	$—
Interest costs	420	440	10	10
Expected return on plan assets	(520)	(520)	—	—
Amortization of net (gain)/loss	380	280	(10)	(20)
Net periodic benefit cost	$520	$390	$—	$(10)
The Company contributed approximately $0.7 million to its defined benefit pension plans during the three months ended March 31, 2015. The Company expects to contribute approximately $3.5 million to its defined benefit pension plans for the full year 2015.

TRIMAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

14. Other Comprehensive Income
Changes in AOCI by component for the three months ended March 31, 2015 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2014	$(14,180)	$610	$23,790	$10,220
Net unrealized (losses) arising during the period (a)	—	(710)	(6,540)	(7,250)
Less: Net realized (losses) reclassified to net income (b)	(250)	(320)	—	(570)
Net current-period change	250	(390)	(6,540)	(6,680)
Balance, March 31, 2015	$(13,930)	$220	$17,250	$3,540
__________________________
(a) Derivative instruments, net of income tax of $0.3 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.1 million. See Note 13, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.1 million. See Note 8, "Derivative Instruments," for further details.
Changes in AOCI by component for the three months ended March 31, 2014 are summarized as follows:

	Defined Benefit Plans	Derivative Instruments	Foreign Currency Translation	Total
	(dollars in thousands)
Balance, December 31, 2013	$(10,840)	$1,060	$37,610	$27,830
Net unrealized gains arising during the period (a)	—	200	1,880	2,080
Less: Net realized (losses) reclassified to net income (b)	(180)	(110)	—	(290)
Net current-period change	180	310	1,880	2,370
Balance, March 31, 2014	$(10,660)	$1,370	$39,490	$30,200
__________________________
(a) Derivative instruments, net of income tax of $0.1 million. See Note 8, "Derivative Instruments," for further details.
(b) Defined benefit plans, net of income tax of $0.1 million. See Note 13, "Defined Benefit Plans," for additional details. Derivative instruments, net of income tax of $0.1 million. See Note 8, "Derivative Instruments," for further details.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition contains forward-looking statements regarding industry outlook and our expectations regarding the performance of our business. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading "Forward-Looking Statements," at the beginning of this report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the Company's reports on file with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2014.
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
Key Factors and Risks Affecting Our Reported Results.  Our businesses and results of operations depend upon general economic conditions and we serve some customers in cyclical industries that are highly competitive and themselves significantly impacted by changes in economic conditions. Although there has been little or no overall economic growth, particularly in the United States, global economic conditions appear to have been relatively stable over the past couple of years, with pockets of volatility such as oil prices and a stronger U.S. dollar impacting the first quarter of 2015. Thus, while we experienced some organic growth in certain of our businesses in the first quarter of 2015 versus 2014, the majority of our growth came via sales from companies acquired during 2014, and overall sales were essentially flat, as the aforementioned sales growth was offset by reductions in sales related to the lower oil prices and stronger U.S. dollar.
During 2014, we took significant actions in our Energy reportable segment to reassess, restructure and optimize our manufacturing and sales footprints, as demand levels had been lower than historical levels over the past several quarters, starting in the third quarter of 2013, both in the United States and abroad, as petrochemical plants and refinery customers deferred shutdown activity, plus we experienced decreases in engineering and construction and original equipment manufacturer ("OEM") customer activity. The demand challenges also resulted in operating margin declines from historical levels. Given the reduced demand and resulting profitability challenges, during 2014 we announced the closure of a sales branch in China, a manufacturing facility in Brazil and the move of certain longer lead-time standard products from our Houston, Texas manufacturing facility to a new facility in Mexico. We also announced the closure of a European branch location in the first quarter of 2015. We continue to monitor our business needs, and may need to evaluate further actions should the negative trend in sales and profitability levels continue.
Over the past few years, we have executed on our growth strategies via bolt-on acquisitions and geographic expansion within our existing platforms in each of our reportable segments. We have also proceeded with footprint consolidation projects within our Cequent reportable segments and the aforementioned moves in our Energy reportable segment, moving toward more efficient facilities and lower cost country production. While our growth strategies have significantly contributed to increased net sales levels over this time period, our earnings margins over the period of execution have declined from historical levels, primarily due to the incurrence of duplicate move, acquisition diligence and integration costs, resulting from the acquisition of businesses with historically lower margins than our legacy businesses and due to increasing business in new markets to TriMas, where we make pricing decisions to penetrate new markets and do not yet have volume leverage. In addition to the energy end-market challenges, we have also incurred significant costs related to manufacturing inefficiencies associated with changes in aerospace customer demand with some distribution customer consolidation, a trend toward smaller lot order sizes and less consistent order patterns over the past few quarters. While these challenges and endeavors have significantly impacted margins, we believe that the margins in these businesses will moderate to historical levels over time (and have in Packaging, for example, where the acquisitions in the past few years have been integrated) as we integrate our acquisitions into our businesses, right-size our facilities and staffing levels to current and expected demand levels and patterns and capitalize on productivity initiatives and volume efficiencies.

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
In addition to the aforementioned price movements in significant raw materials, certain of our businesses are sensitive to oil price movements. Our Arrow Engine business is most directly impacted by significant volatility in oil prices. Arrow's pumpjack and other engine sales and related parts, which comprise a significant portion of the business, are impacted by oil drilling levels, rig counts and commodity pricing. The decline of oil prices in late fourth quarter 2014 and into 2015 has significantly impacted demand levels in this business. Our other businesses may be impacted by volatile oil prices, but not as directly. For example, a portion of our Energy reportable segment serves upstream customers at oil well sites that have been impacted by changes in oil prices, while the majority of the segment provides parts for refineries and chemical plants, which may or may not choose to defer capital expenditures or changeover production stock, both of which would require retooling with our gaskets and bolts, in times of fluctuations in oil prices. Our Packaging reportable segment may be impacted by oil prices, as it is a significant driver of resin pricing, although we generally are able to maintain profit levels when oil prices change due to escalator/de-escalator clauses in contracts with many of our customers. Lastly, our Cequent businesses rely on consumer discretionary spending levels and confidence, which may be impacted when oil and gasoline prices are volatile.
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

Segment Information and Supplemental Analysis
The following table summarizes financial information for our reportable segments for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	As a Percentage of Net Sales	2014	As a Percentage of Net Sales
	(dollars in thousands)
Net Sales
Packaging	$78,960	21.5%	$81,430	22.3%
Energy	51,160	13.9%	52,780	14.4%
Aerospace	45,740	12.5%	27,190	7.4%
Engineered Components	48,270	13.2%	55,430	15.2%
Cequent APEA	35,820	9.8%	39,470	10.8%
Cequent Americas	106,540	29.1%	109,090	29.9%
Total	$366,490	100.0%	$365,390	100.0%
Gross Profit
Packaging	$27,680	35.1%	$28,140	34.6%
Energy	9,700	19.0%	12,170	23.1%
Aerospace	16,000	35.0%	8,730	32.1%
Engineered Components	9,540	19.8%	11,400	20.6%
Cequent APEA	7,170	20.0%	7,990	20.2%
Cequent Americas	28,130	26.4%	27,510	25.2%
Total	$98,220	26.8%	$95,940	26.3%
Selling, General and Administrative Expenses
Packaging	$10,170	12.9%	$9,780	12.0%
Energy	9,360	18.3%	9,570	18.1%
Aerospace	7,920	17.3%	3,870	14.2%
Engineered Components	3,570	7.4%	3,520	6.4%
Cequent APEA	4,920	13.7%	5,490	13.9%
Cequent Americas	22,220	20.9%	21,800	20.0%
Corporate expenses	8,960	N/A	9,640	N/A
Cequent separation costs	3,600	N/A	—	N/A
Total	$70,720	19.3%	$63,670	17.4%
Operating Profit (Loss)
Packaging	$17,510	22.2%	$18,360	22.5%
Energy	340	0.7%	2,600	4.9%
Aerospace	8,080	17.7%	4,860	17.9%
Engineered Components	5,970	12.4%	7,880	14.2%
Cequent APEA	2,250	6.3%	2,500	6.3%
Cequent Americas	5,910	5.5%	5,710	5.2%
Corporate expenses	(8,960)	N/A	(9,640)	N/A
Cequent separation costs	(3,600)	N/A	—	N/A
Total	$27,500	7.5%	$32,270	8.8%
Depreciation and Amortization
Packaging	$5,210	6.6%	$4,990	6.1%
Energy	1,030	2.0%	1,160	2.2%
Aerospace	3,010	6.6%	1,400	5.1%
Engineered Components	1,090	2.3%	1,100	2.0%
Cequent APEA	1,660	4.6%	1,840	4.7%
Cequent Americas	2,720	2.6%	2,940	2.7%
Corporate expenses	120	N/A	70	N/A
Total	$14,840	4.0%	$13,500	3.7%

Results of Operations
The principal factors impacting us during the three months ended March 31, 2015, compared with the three months ended March 31, 2014, were:

•
the planned spin-off of our Cequent Americas and Cequent APEA reportable segments, for which we incurred approximately $3.6 million of costs during the first quarter of 2015. No such costs were incurred during the prior year period;

•	the impact of our 2014 acquisitions (see below for impact by segment);

•
manufacturing and distribution footprint consolidation and relocation projects within our Energy reportable segment, under which we incurred approximately $1.4 million of costs during the first quarter of 2015; and

•	our fourth quarter 2014 amendment to our credit agreement ("Credit Agreement") to add $275.0 million incremental senior secured term loan A facility.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Overall, net sales increased approximately $1.1 million, or 0.3%, to $366.5 million for the three months ended March 31, 2015, as compared with $365.4 million in the three months ended March 31, 2014. During the first quarter of 2015, net sales increased approximately $19.4 million due to our recent acquisitions. Sales levels also increased between years due to our expansion in international markets, new customer wins and increased sales to existing customers primarily in our Engineered Components, Cequent APEA and Cequent Americas reportable segments, and in our Aerospace reportable segment due to higher throughput in our facilities. These increases were partially offset by an approximate $11.1 million decrease in sales in our engine business within our Engineered Components reportable segment due to lower oil prices, softening in certain of our end markets, primarily in our Packaging reportable segments and the loss of certain customer programs in our Cequent APEA and Cequent Americas reportable segments. Net sales also decreased by approximately $7.7 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit margin (gross profit as a percentage of sales) approximated 26.8% and 26.3% for the three months ended March 31, 2015 and 2014, respectively. Gross profit margin increased in our Aerospace reportable segment due to higher margins associated with our Allfast Fastening Systems, Inc. ("Allfast") acquisition. Gross profit margin also increased due to continued productivity, cost reductions and automation efforts primarily in our Packaging, Cequent Americas, Engineered Components and Cequent APEA reportable segments. Additionally, gross profit margin improved due to a more favorable product sales mix primarily in our Packaging and Cequent Americas reportable segments. These increases in gross profit margin were partially offset by less favorable product sales mix in our Engineered Components reportable segment, cost and inefficiencies related to our restructuring and footprint optimization efforts in our Energy reportable segment, lower fixed cost absorption primarily in our Engineered Components and Cequent APEA reportable segments, increased freight costs in our Cequent Americas reportable segment and unfavorable currency exchange as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Operating profit margin (operating profit as a percentage of sales) approximated 7.5% and 8.8% for the three months ended March 31, 2015 and 2014, respectively. Operating profit decreased approximately $4.8 million, or 14.8%, to $27.5 million for the three months ended March 31, 2015, from $32.3 million for the three months ended March 31, 2014, primarily due to approximately $3.6 million of charges recognized during the first quarter of 2015 associated with the planned spin-off of the Cequent businesses. Additionally, operating profit margin decreased due to a less favorable product sales mix primarily in our Engineered Components reportable segment, cost and inefficiencies related to our restructuring and footprint optimization efforts in our Energy reportable segment and lower fixed cost absorption primarily in our Engineered Components and Cequent APEA reportable segments. Partially offsetting the decreases in operating profit margin were continued productivity, cost reductions and automation efforts primarily in our Packaging, Cequent Americas, Engineered Components and Cequent APEA reportable segments as well as a more favorable product sales mix primarily in our Packaging and Cequent Americas reportable segments.
Interest expense increased approximately $1.2 million, to $4.7 million, for the three months ended March 31, 2015, as compared to $3.5 million for the three months ended March 31, 2014, due to an increase in our weighted-average variable rate borrowings to approximately $743.9 million in the three months ended March 31, 2015, from approximately $406.0 million in the three months ended March 31, 2014, primarily due to the amendment to our Credit Agreement to add a $275.0 million incremental senior secured term loan A facility, which was used to fund the Allfast acquisition within our Aerospace reportable segment during the fourth quarter of 2014. The effective weighted average interest rate on our variable rate borrowings, including our Credit Agreement and accounts receivable facilities, remained flat at approximately 1.8% for each of the three months ended March 31, 2015 and 2014.

Other expense, net increased approximately $1.6 million, to $2.6 million for the three months ended March 31, 2015, as compared to $1.0 million for the three months ended March 31, 2014, primarily due to higher losses on transactions denominated in foreign currencies.
The effective income tax rate for each of the three months ended March 31, 2015 and 2014 was 31.0%. During the three months ended March 31, 2015, the overall geographic mix of earnings was consistent with the three months ended March 31, 2014.
Net income from continuing operations decreased by approximately $5.2 million, to $14.0 million for the three months ended March 31, 2015, compared to $19.2 million for the three months ended March 31, 2014. The decrease was primarily the result of a $4.8 million decrease in operating profit, plus a $1.6 million increase in other expense, plus $1.2 million of higher interest expense, partially offset by a $2.3 million decrease in income tax expense.
Net income attributable to noncontrolling interest was $0.8 million for the three months ended March 31, 2014. The income was related to our 70% acquisition of Arminak in February 2012, and represented the 30% interest not attributed to TriMas Corporation. We acquired the remaining 30% interest in Arminak on March 11, 2014.
See below for a discussion of operating results by segment.
Packaging. Net sales decreased approximately $2.4 million, or 3.0%, to $79.0 million in the three months ended March 31, 2015, as compared to $81.4 million in the three months ended March 31, 2014. Sales increased by approximately $2.9 million due to the acquisition of Lion Holdings Pvt. Ltd. ("Lion Holdings") in July of 2014. This increase was more than offset by decreased sales of our industrial closures of approximately $1.5 million, as a result of lower demand in Europe. In addition, sales of our specialty systems products decreased approximately $1.9 million, primarily due to port delays in the west coast of the United States and lower demand from customers in North America, where several new products were launched in the first quarter of 2014, with no significant new launches in the first quarter of 2015. Sales were also impacted by approximately $2.1 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Packaging's gross profit decreased approximately $0.4 million to $27.7 million, or 35.1% of sales, in the three months ended March 31, 2015, as compared to $28.1 million, or 34.6% of sales, in the three months ended March 31, 2014. Gross profit decreased primarily due to the lower sales levels and approximately $1.0 million of foreign currency as a result of the stronger U.S. dollar. Gross profit margin increased primarily due to a more favorable product sales mix, as a larger percentage of our sales were generated by our higher margin U.S. industrial products, as well as decreased material costs and continued productivity and automation initiatives.
Packaging's selling, general and administrative expenses increased approximately $0.4 million to $10.2 million, or 12.9% of sales, in the three months ended March 31, 2015, as compared to $9.8 million, or 12.0% of sales, in the three months ended March 31, 2014, primarily as a result of increased costs associated with our Lion Holdings acquisition.
Packaging's operating profit decreased approximately $0.9 million to $17.5 million, or 22.2% of sales, in the three months ended March 31, 2015, as compared to $18.4 million, or 22.5% of sales, in the three months ended March 31, 2014. Operating profit and margin decreased primarily due to lower sales levels, unfavorable currency exchange and higher selling, general and administrative costs, which were partially offset by a more favorable product sales mix, lower material costs and continued productivity and automation initiatives.
Energy.    Net sales for the three months ended March 31, 2015 decreased approximately $1.6 million, or 3.1%, to $51.2 million, as compared to $52.8 million in the three months ended March 31, 2014. Sales increased by approximately $1.3 million in our international branches due to continued geographic market expansion and new products. This increase was more than offset by approximately $1.1 million of lower sales in China and Brazil due to our restructuring activities in those regions and an approximately $0.6 million decrease in sales in North America, which has been impacted by a reduction in upstream customer sales resulting from the lower and volatile oil prices. Sales were also impacted by approximately $1.1 million due to net unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies.
Gross profit within Energy decreased approximately $2.5 million to $9.7 million, or 19.0% of sales, in the three months ended March 31, 2015, as compared to $12.2 million, or 23.1% of sales, in the three months ended March 31, 2014. Gross profit and gross profit margin decreased primarily due to higher material sourcing costs related to U.S. west coast port delays and the move of certain production to higher cost facilities to meet current orders. In addition, this segment was also impacted by costs and inefficiencies resulting from our restructuring and footprint optimization efforts and lower sales levels. These decreases were partially offset by improved margins at our more recent acquisitions through continued investment in capital and productivity projects.

Selling, general and administrative expenses within Energy decreased approximately $0.2 million to $9.4 million, or 18.3% of sales, in the three months ended March 31, 2015, as compared to $9.6 million, or 18.1% of sales, in the three months ended March 31, 2014, as increased costs associated with our restructuring and footprint optimization efforts were more than offset by a reduction in selling, general and administrative costs resulting from our 2014 facility closures.
Overall, operating profit within Energy decreased approximately $2.3 million to approximately $0.3 million, or 0.7% of sales, in the three months ended March 31, 2015, as compared to $2.6 million of income, or 4.9% of sales, in the three months ended March 31, 2014. Operating profit and related margin decreased as a result of lower sales during the quarter, higher sourcing costs, port delays and restructuring related inefficiencies, which more than offset lower selling, general and administrative costs during the period.
Aerospace.    Net sales for the three months ended March 31, 2015 increased approximately $18.5 million, or 68.2%, to $45.7 million, as compared to $27.2 million in the three months ended March 31, 2014. Sales increased approximately $16.5 million related to the acquisition of Allfast in the fourth quarter of 2014. The remainder of the increase primarily related to higher sales in our legacy aerospace business due to higher throughput in our facilities.
Gross profit within Aerospace increased approximately $7.3 million to $16.0 million, or 35.0% of sales, in the three months ended March 31, 2015, from $8.7 million, or 32.1% of sales, in the three months ended March 31, 2014, primarily due to increased sales resulting from the acquisition of Allfast. The increase in gross profit margin was partially offset by approximately $2.1 million of inventory step-up costs and approximately $0.6 million of incremental ongoing intangible asset amortization costs related to our recent acquisition. Gross profit margin also declined due to the sale of higher cost inventory in our legacy aerospace business.
Selling, general and administrative expenses increased approximately $4.0 million to $7.9 million, or 17.3% of sales, in the three months ended March 31, 2015, as compared to $3.9 million, or 14.2% of sales, in the three months ended March 31, 2014, primarily due to higher ongoing selling, general and administrative costs of approximately $1.7 million and higher incremental intangible asset amortization costs of approximately $1.2 million, both related to our Allfast acquisition. Additionally, we incurred approximately $0.8 million in costs in the first quarter of 2015 related to professional fees due to operational and leadership changes.
Operating profit within Aerospace increased approximately $3.2 million to $8.1 million, or 17.7% of sales, in the three months ended March 31, 2015, as compared to $4.9 million, or 17.9% of sales, in the three months ended March 31, 2014. While operating profit increased due to higher sales levels, operating profit margin declined primarily due to the sale of higher cost inventory in our legacy aerospace business and an increase in selling, general and administrative expenses.
Engineered Components.    Net sales for the three months ended March 31, 2015 decreased approximately $7.1 million, or 12.9%, to $48.3 million, as compared to $55.4 million in the three months ended March 31, 2014. Sales in our engine business decreased approximately $11.1 million, due to an approximately $7.7 million decrease in sales of our slow speed and compressor engine and related products as a result of reduced levels of oil and gas drilling and well completions in the U.S. and Canada in response to lower oil prices. Sales further declined in our engine business as a result of an approximate $5.6 million order for our compressor packages in the first quarter of 2014 that did not recur, which was partially offset by an approximate $2.3 million increase in sales of our gas compression products as a result of both growth in our existing customer base and new customer wins. Sales in our industrial cylinder business increased by approximately $3.9 million, primarily due to sales growth in our large high pressure cylinder products.
Gross profit within Engineered Components decreased approximately $1.9 million to $9.5 million, or 19.8% of sales, in the three months ended March 31, 2015, from $11.4 million, or 20.6% of sales, in the three months ended March 31, 2014, primarily as a result of the decreased sales levels in our engine business. Gross profit margin in our engine business decreased as a result of lower fixed cost absorption and less favorable product sales mix, despite cost reductions to better align our cost structure with current demand levels. This was partially offset by increased gross profit and gross profit margin in our industrial cylinder business as a result of increased sales and continued productivity initiatives, as we continue to gain efficiencies from our previous acquisition, as well as increased operating leverage on the higher sales levels.
Selling, general and administrative expenses remained essentially flat at $3.6 million, or 7.4% of sales, in the three months ended March 31, 2015, as compared to $3.5 million, or 6.4% of sales, in the three months ended March 31, 2014, as our engine business continued to support its growth initiatives, including investments in new products and new markets, while our industrial cylinder business held spending constant, despite the increased sales during the period.
Operating profit within Engineered Components decreased approximately $1.9 million to $6.0 million, or 12.4% of sales, in the three months ended March 31, 2015, as compared to $7.9 million, or 14.2% of sales, in the three months ended March 31, 2014, primarily due to the reduced sales levels, with operating profit margin decreasing as a result of lower fixed cost absorption and a less favorable product mix in our engine business, which was partially offset by increased sales, productivity initiatives and additional operating leverage in our industrial cylinder business.

Cequent APEA.    Net sales decreased approximately $3.7 million, or 9.2%, to $35.8 million in the three months ended March 31, 2015, as compared to $39.5 million in the three months ended March 31, 2014. Net sales were negatively impacted by approximately $4.0 million of unfavorable currency exchange, as our reported results in U.S. dollars were negatively impacted as a result of the stronger U.S. dollar relative to foreign currencies. Net sales to OE customers increased in South Africa and Thailand primarily due to increased demand from an existing customer and new program awards. This increase was offset by lower sales in Australia primarily due to the loss of an OE program.
Cequent APEA's gross profit decreased approximately $0.8 million to $7.2 million, or 20.0% of sales, in the three months ended March 31, 2015, from approximately $8.0 million, or 20.2% of sales, in the three months ended March 31, 2014. Gross profit was negatively impacted by approximately $0.8 million of foreign currency exchange as a result of the stronger U.S. dollar relative to foreign currencies. Gross profit margin was favorably impacted by improvements in Thailand and South Africa as a result of productivity and cost reduction initiatives and in the United Kingdom due to higher fixed cost absorption related to increased production levels, which was more than offset by reduced margins in Australia caused by lower fixed cost absorption related to a decline in production levels.
Selling, general and administrative expenses decreased approximately $0.6 million to $4.9 million, or 13.7% of sales, in the three months ended March 31, 2015, as compared to $5.5 million, or 13.9% of sales, in the three months ended March 31, 2014. Selling, general and administrative spending remained relatively flat during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, with the decrease quarter-over-quarter due primarily to the impact of foreign currency exchange as a result of the stronger U.S. dollar relative to foreign currencies.
Cequent APEA's operating profit decreased approximately $0.2 million to $2.3 million, or 6.3% of sales, in the three months ended March 31, 2015, as compared to $2.5 million, or 6.3% of net sales, in the three months ended March 31, 2014, primarily due to currency exchange. Operating profit margin remained flat as productivity and cost reduction initiatives in Thailand and South Africa offset lower fixed cost absorption in Australia and the impact of currency exchange and lower selling, general and administrative expenses.
Cequent Americas.    Net sales decreased approximately $2.6 million, or 2.3%, to $106.5 million in the three months ended March 31, 2015, as compared to $109.1 million in the three months ended March 31, 2014, primarily due to year-over-year decreases within our industrial and retail channels. Net sales within our industrial channel decreased approximately $1.4 million, primarily due to lower demand from our OE customers. Sales within our retail channel decreased approximately $1.3 million as growth in our e-commerce and broom and brush businesses were more than offset by a significant customer product roll-out in the first quarter of 2014 that did not recur. Our other market channels remained relatively flat year-over-year.
Cequent Americas' gross profit increased approximately $0.6 million to $28.1 million, or 26.4% of sales, in the three months ended March 31, 2015, from approximately $27.5 million, or 25.2% of sales, in the three months ended March 31, 2014, primarily due to continued manufacturing productivity projects, labor savings on production moved from our former Goshen, Indiana manufacturing facility to our lower cost country facilities and negotiated vendor cost reductions. Additionally, gross profit margin increased due to a more favorable product sales mix, as our higher margin towing, towing accessories and cargo management products comprised a higher percentage of our overall sales. These increases were partially offset by the sale of higher cost inventory as well as higher freight costs resulting from our footprint changes.
Selling, general and administrative expenses increased approximately $0.4 million to $22.2 million, or 20.9% of sales, in the three months ended March 31, 2015, as compared to $21.8 million, or 20.0% of sales, in the three months ended March 31, 2014, primarily due to increased sales promotion costs and the expansion and development of our website and e-commerce capabilities.
Cequent Americas' operating profit increased approximately $0.2 million to $5.9 million, or 5.5% of sales, in the three months ended March 31, 2015, as compared to $5.7 million, or 5.2% of net sales, in the three months ended March 31, 2014, as we began to realize the productivity benefits on the footprint consolidation and relocation project, due to a more favorable product sales mix and vendor cost reductions. This was partially offset by the impact of the sale of higher cost inventory, an overall decrease in sales and increased selling, general and administrative expenses.

Corporate Expenses.    Corporate expenses consist of the following:

	Three months ended March 31,
	2015	2014
	(in millions)
Corporate operating expenses	$3.1	$3.6
Employee costs and related benefits	5.9	6.0
Corporate expenses	$9.0	$9.6
Corporate expenses decreased approximately $0.6 million to $9.0 million for the three months ended March 31, 2015, from $9.6 million for the three months ended March 31, 2014. The decrease between years is primarily attributed to a decrease in costs associated with third party professional fees.
Cequent Separation Costs. Total costs associated with the planned spin-off of our Cequent businesses totaled $3.6 million for the three months ended March 31, 2015.
Discontinued Operations.    The results of discontinued operations consist of the cessation of operations of the NI Industries business during September 2014. During the three months ended March 31, 2014, income from discontinued operations, net of income tax expense, was $0.2 million. See Note 3, "Discontinued Operations," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Liquidity and Capital Resources
Cash Flows
Cash flows used for operating activities were approximately $23.3 million and $24.7 million for the three months ended March 31, 2015 and 2014, respectively. Significant changes in cash flows used for operating activities and the reasons for such changes are as follows:

•
For the three months ended March 31, 2015, the Company generated $29.1 million of cash, based on the reported net income of $14.0 million and after considering the effects of non-cash items related to losses on dispositions of property and equipment, depreciation, amortization, stock-based compensation and related changes in excess tax benefits, changes in deferred income taxes, and other, net. For the three months ended March 31, 2014, the Company generated $32.3 million in cash flows based on the reported net income of $19.4 million and after considering the effects of similar non-cash items.

•
Increases in accounts receivable resulted in a use of cash of approximately $29.1 million and $45.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase in accounts receivable is due primarily to the increase in year-over-year sales and the timing of sales and collection of cash within the period. Days sales outstanding of receivables remained relatively flat period-over-period.

•
For the three months ended March 31, 2015, we used approximately $10.2 million for investment in our inventories. Inventory levels increased primarily to support our increased sales volumes as compared to year end. For the three months ended March 31, 2014 we reduced our investment in inventory, which resulted in a cash source of $1.8 million, as we did not need to make significant investments in additional inventory during the three months ended March 31, 2014 despite the increase in sales.

•
Prepaid expenses and other assets resulted in a use of cash of approximately $3.5 million for the three months ended March 31, 2015, as compared to a cash source of approximately $0.1 million for the three months ended March 31, 2014, primarily due to the timing of prepayments made.

•
Decreases in accounts payable and accrued liabilities resulted in a use of cash of approximately $9.6 million and $13.9 million for the three months ended March 31, 2015 and 2014, respectively. The change in cash used for accounts payable and accrued liabilities is primarily a result of the timing of payments made to suppliers and mix of vendors and related terms. Our days accounts payable on hand increased from approximately 53 days for the three months ended March 31, 2014 to approximately 59 days for the three months ended March 31, 2015.

Net cash used for investing activities for the three months ended March 31, 2015 and 2014 was approximately $7.4 million and $8.8 million, respectively. During the first three months of 2015, we incurred approximately $8.0 million in capital expenditures, as we have continued our investment in growth, capacity and productivity-related capital projects. Cash received from the disposition of property and equipment was approximately $0.6 million. During the first three months of 2014, we incurred approximately $9.0 million in capital expenditures and received cash from the disposition of property and equipment of approximately $0.2 million.
Net cash provided by financing activities was approximately $30.0 million and $38.3 million for the three months ended March 31, 2015, and 2014, respectively. During the first three months of 2015, we had net additional borrowings of $43.4 million on our receivables and revolving credit facilities, and net additional repayments of $5.8 million on our term loan facilities. We also used a net cash amount of approximately $1.9 million related to our stock compensation arrangements. During the first three months of 2014, we purchased the remaining 30% noncontrolling interest of Arminak for a cash purchase price of $51.0 million. In addition, we had net additional borrowings of approximately $91.2 million on our receivables and revolving credit facilities and approximately $0.4 million on our term loan facilities. We also used a net cash amount of approximately $1.8 million related to our stock compensation arrangements.
Our Debt and Other Commitments
We are party to a Credit Agreement consisting of a $575.0 million senior secured revolving credit facility, which permits revolving borrowings denominated in specific foreign currencies, subject to a $75 million sub limit, and a $450.0 million senior secured term loan A facility ("Term Loan A Facility"). The Credit Agreement matures in October 2018 and is subject to interest at London Interbank Offered Rates ("LIBOR") plus 1.625%. The interest rate spread is based upon the leverage ratio, as defined, as of the most recent determination date.
At March 31, 2015, $435.4 million was outstanding on the Term Loan A Facility and $144.6 million was outstanding on the revolving credit facility. The Credit Agreement allows issuance of letters of credit, not to exceed $75.0 million in aggregate, against revolving credit facility commitments.
The Credit Agreement also provides for incremental term loan facility and/or revolving credit commitments, not to exceed the greater of $300.0 million and an amount such that, after giving effect to the making of such commitments and the incurrence of any other indebtedness substantially simultaneously with the making of such commitments, the senior secured net leverage ratio, as defined in the Credit Agreement, is no greater than 2.50 to 1.00. The terms and conditions of any incremental term loan and/or revolving credit facility commitments must be no more favorable than the existing credit facility.
We may be required to prepay a portion of our Term Loan A Facility in an amount equal to a percentage of our excess cash flow, as defined, which such percentage will be based on our leverage ratio, as defined. As of March 31, 2015, no amounts are due under this provision.
Amounts drawn under our revolving credit facility fluctuate daily based upon our working capital and other ordinary course needs. Availability under our revolving credit facility depends upon, among other things, compliance with our Credit Agreement's financial covenants. Our Credit Agreement contains various negative and affirmative covenants and other requirements affecting us and our subsidiaries, including restrictions on incurrence of debt, liens, mergers, investments, loans, advances, guarantee obligations, acquisitions, asset dispositions, sale-leaseback transactions, hedging agreements, dividends and other restricted payments, transactions with affiliates, restrictive agreements and amendments to charters, bylaws, and other material documents. The terms of our Credit Agreement require us and our subsidiaries to meet certain restrictive financial covenants and ratios computed quarterly, including a maximum leverage ratio (total consolidated indebtedness plus outstanding amounts under the accounts receivable securitization facility over consolidated EBITDA, as defined) and a minimum interest expense coverage ratio (consolidated EBITDA, as defined, over cash interest expense, as defined). Our permitted leverage ratio under the Credit Agreement is 3.50 to 1.00 as of March 31, 2015. If we were to complete an acquisition which qualifies for a Covenant Holiday Period, as defined in our Credit Agreement, then our permitted leverage ratio cannot exceed 4.00 to 1.00 during that period. Our actual leverage ratio was 2.90 to 1.00 at March 31, 2015. Our permitted interest expense coverage ratio under the Credit Agreement is 3.00 to 1.00 as of March 31, 2015. Our actual interest expense coverage ratio was 12.95 to 1.00 at March 31, 2015. At March 31, 2015, we were in compliance with our financial covenants.

The following is a reconciliation of net income, as reported, which is a GAAP measure of our operating results, to Consolidated Bank EBITDA, as defined in our Credit Agreement, for the twelve months ended March 31, 2015. We present Consolidated Bank EBITDA to show our performance under our financial covenants.

		Less:	Add:
	Year Ended December 31, 2014	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
	(dollars in thousands)
Net income	$69,280	$19,380	$13,980	$63,880
Bank stipulated adjustments:
Interest expense, net (as defined)(1)	15,900	3,650	4,840	17,090
Income tax expense	34,360	8,720	6,280	31,920
Depreciation and amortization	56,480	13,510	14,840	57,810
Non-cash compensation expense(2)	7,440	2,280	2,520	7,680
Other non-cash expenses or losses	13,240	930	3,290	15,600
Non-recurring expenses or costs in connection with acquisition integration(3)	7,320	910	4,180	10,590
Acquisition integration costs(4)	9,600	610	800	9,790
Debt extinguishment costs(5)	3,360	—	—	3,360
Permitted dispositions(6)	930	(250)	—	1,180
Permitted acquisitions(7)	23,980	8,350	—	15,630
Negative EBITDA from discontinued operations	1,760	—	—	1,760
Consolidated Bank EBITDA, as defined	$243,650	$58,090	$50,730	$236,290

	March 31, 2015
	(dollars in thousands)
Total Consolidated Indebtedness, as defined(8)	$685,980
Consolidated Bank EBITDA, as defined	236,290
Actual leverage ratio	2.90	x
Covenant requirement	3.50	x

		Less:	Add:
	Year Ended December 31, 2014	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015	Twelve Months Ended March 31, 2015
	(dollars in thousands)
Interest expense, net (as defined)(1)	$15,900	$3,650	$4,840	$17,090
Bank stipulated adjustments:
Interest income	(350)	(90)	(50)	(310)
Non-cash amounts attributable to amortization of financing costs	(1,940)	(480)	(510)	(1,970)
Pro forma adjustment for acquisitions and dispositions	5,100	1,670	—	3,430
Total Consolidated Cash Interest Expense, as defined	$18,710	$4,750	$4,280	$18,240

	March 31, 2015
	(dollars in thousands)
Consolidated Bank EBITDA, as defined	$236,290
Total Consolidated Cash Interest Expense, as defined	18,240
Actual interest expense coverage ratio	12.95	x
Covenant requirement	3.00	x
______________________
(1) Includes $0.9 million of specified vendor receivables financing costs for the three months ended March 31, 2015.

(2)	Non-cash compensation expenses resulting from the grant of restricted shares of common stock and common stock options.

(3)
Non-recurring costs and expenses relating to cost savings projects, including restructuring and severance expenses, not to exceed $15 million in any fiscal year and $40 million in aggregate, subsequent to January 1, 2013.

(4)	Costs and expenses arising from the integration of any business acquired not to exceed $15 million in any fiscal year $40.0 million in the aggregate.

(5)	Costs incurred with refinancing our credit facilities.

(6)	EBITDA from permitted dispositions, as defined.

(7)	EBITDA from permitted acquisitions, as defined.

(8)	Includes $14.5 million of acquisition deferred purchase price.
In addition to our U.S. bank debt, our Australian subsidiary is party to a debt agreement which matures on August 31, 2015 and is secured by substantially all the assets of the subsidiary. As of March 31, 2015, no amounts were outstanding under this agreement. Borrowings under this arrangement are also subject to financial and reporting covenants. Financial covenants include a working capital coverage ratio (working capital over total debt), a minimum tangible net worth calculation (total assets plus subordinated debt, less liabilities, intangible assets and goodwill) and an interest coverage ratio (EBIT over gross interest cost), and we were in compliance with such covenants at March 31, 2015.
In May 2014, one of our Dutch subsidiaries entered into a credit agreement consisting of a $12.5 million uncommitted working capital facility agreement which matures on May 29, 2015 and is guaranteed by TriMas. In addition, this Dutch subsidiary is subject to an overdraft facility in conjunction with the uncommitted working capital facility up to $1.0 million. No amounts were outstanding under these agreements as of March 31, 2015.
Another important source of liquidity is our $105.0 million accounts receivable facility, under which we have the ability to sell eligible accounts receivable to a third-party multi-seller receivables funding company. In the first quarter of 2015, we amended this facility to include our recent acquisition of Allfast, with no other significant changes to the agreement. Our available liquidity under our accounts receivable facility ranged from $75 million to $96 million over the last 12 months, depending on the level of our receivables outstanding at a given point in time during the year. We had $90.6 million and $78.7 million outstanding under the facility as of March 31, 2015 and December 31, 2014 and $5.1 million and $1.6 million, respectively, available but not utilized. At March 31, 2015, we had $144.6 million outstanding under our revolving credit facility and had $407.5 million potentially available after giving effect to approximately $22.9 million of letters of credit issued and outstanding. At December 31, 2014, we had $118.1 million outstanding under our revolving credit facility and had $435.0 million potentially available after giving effect to approximately $21.9 million of letters of credit issued and outstanding. The letters of credit are used for a variety of purposes, including support of certain operating lease agreements, vendor payment terms and other subsidiary operating activities, and to meet various states' requirements to self-insure workers' compensation claims, including incurred but not reported claims. Including availability under our accounts receivable facility and after consideration of leverage restrictions contained in the Credit Agreement, as of March 31, 2015 and December 31, 2014, we had $141.0 million and $192.0 million, respectively, of borrowing capacity available for general corporate purposes.

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
Our combined weighted average monthly amounts outstanding on our Credit Agreement and our accounts receivable facility during the first three months of 2015 approximated $743.9 million, compared to the weighted average monthly amounts outstanding during the first three months of 2014 of approximately $406.0 million. The overall increase is due primarily to the incremental term loan A facility and additional borrowings under our existing senior secured revolving credit facility to fund the Allfast acquisition during the fourth quarter of 2014.
Cash management related to our revolving credit and accounts receivable facilities is centralized. We monitor our cash position and available liquidity on a daily basis and forecast our cash needs on a weekly basis within the current quarter and on a monthly basis outside the current quarter over the remainder of the year. Our business and related cash forecasts are updated monthly. Given aggregate available funding under our revolving credit and accounts receivable facilities of $141.0 million at March 31, 2015, after consideration of the aforementioned leverage restrictions, and based on forecasted cash sources and requirements inherent in our business plans, we believe that our liquidity and capital resources, including anticipated cash flows from operations, will be sufficient to meet our debt service, capital expenditure and other short-term and long-term obligation needs for the foreseeable future.
Our exposure to interest rate risk results from the variable rates under our Credit Agreement. Borrowings under the Credit Agreement bear interest, at various rates, as more fully described in Note 7, "Long-term Debt," to our consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. In December 2012, we entered into an interest rate swap agreement to fix the LIBOR-based variable portion of the interest rates on our term loan facility. The term loan A swap agreement fixes the LIBOR-based variable portion of the interest rate, on a total of $175.0 million notional amount at 0.74% and expires on October 11, 2017.
We are subject to variable interest rates on our term loan and revolving credit facility. At March 31, 2015, 1-Month LIBOR and 3-Month LIBOR approximated 0.18% and 0.27%, respectively. Based on our variable rate-based borrowings outstanding at March 31, 2015, and after consideration of the interest rate swap agreement associated with our term loan A, a 1% increase in the per annum interest rate would increase our interest expense by approximately $5.2 million annually.
Principal payments required under the Credit Agreement for the Term Loan A Facility are $5.8 million due each calendar quarter beginning March 2015 through December 2016 and approximately $8.7 million from March 2017 through September 2018, with final payment of $333.8 million due on October 16, 2018.
In addition to our long-term debt, we have other cash commitments related to leases. We account for these lease transactions as operating leases and annual rent expense for continuing operations related thereto approximated $31.5 million. We expect to continue to utilize leasing as a financing strategy in the future to meet capital expenditure needs and to reduce debt levels.
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
We use derivative financial instruments to manage currency risks associated with our procurement activities denominated in currencies other than the functional currency of our subsidiaries and the impact of currency rate volatility on our earnings. As of March 31, 2015, we were party to forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $16.5 million.
We are also subject to interest risk as it relates to our long-term debt. We have historically and continue to use interest rate swap agreements to fix the variable portion of our debt to manage this risk. See Note 8, "Derivative Instruments," included in Part 1, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.

Common Stock
TriMas is listed in the NASDAQ Global Select MarketSM. Our stock trades under the symbol "TRS".
Credit Rating
We and certain of our outstanding debt obligations are rated by Standard & Poor's and Moody's. On September 30, 2014, Moody's affirmed a rating of Ba2 to our senior secured credit facilities, as presented in Note 7, "Long-term Debt" included in Item 1, "Consolidated Financial Statements" within this Form 10-Q. Moody's also affirmed a Ba2 to our Corporate Family Rating and maintained our outlook as stable. On October 8, 2014, Standard & Poor's assigned a BB- corporate credit rating to our $275 million incremental term loan A facility. Standard & Poor's also affirmed a BB- rating to our senior secured credit facilities and maintained our outlook as stable. If our credit ratings were to decline, our ability to access certain financial markets may become limited, our cost of borrowings may increase, the perception of us in the view of our customers, suppliers and security holders may worsen and as a result, we may be adversely affected.
Outlook
We believe the macroeconomic environment in 2015 will present some headwinds for many of our businesses, most notably due to oil prices lower than in 2014, recent strengthening of the U.S. dollar relative to foreign currencies and little or no general economic growth. Our sales in the first quarter of 2015 were essentially flat with 2014, as the organic and acquisition-related growth was essentially offset by declines in sales resulting from the oil price reductions and foreign currency volatility.
While we attempt to mitigate the challenging external factors, we also continue to execute on internal projects and restructuring efforts across most of our businesses which we believe will drive future margin expansion, whether optimizing our footprint to move more production to our lower-cost facilities or pruning our product portfolios to deemphasize or no longer sell certain lower-margin products. The largest restructuring effort underway is within our Energy reportable segment, where in response to lower than historical margin levels, we closed a sales office in China and a manufacturing facility in Brazil in 2014, are now consolidating another European branch location into two existing facilities and are in process of our planned move of certain standard production from our Houston, Texas manufacturing facility to a new manufacturing facility in Mexico. We also have a new leadership team in place in our Aerospace business, and are in the process of combining somewhat independent strategies into one Aerospace platform with one go-to market and customer-facing strategy. Additionally, in response to the significant decline in engine orders in our Engineered Components reportable segment due to the current low oil prices, we implemented significant cost reduction programs. We believe these initiatives will carry through 2015 and, over time, enhance our margins and business portfolio.
During 2014, we completed two acquisitions and purchased the remaining 30% ownership of Arminak & Associates. The acquisition of Lion Holdings increases our footprint and capacity in Asia to better serve and capture demand from our large global packaging customers, while the acquisition of Allfast significantly strengthens our product offering in aerospace applications. Each of these acquisitions were in our Packaging and Aerospace reportable segments, which we believe to be the higher-growth and higher-margin segments that we strategically would like to grow at rates higher than our other segments. The addition of these two businesses plus the divestiture of our previous defense business signified the start of a significant transformation in portfolio-shaping for TriMas in 2014. We expect to continue to devote significant time to digesting the aforementioned acquisitions plus the ten acquisitions completed in 2013 to ensure we generate the expected synergies.
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
During the quarter ended March 31, 2015, there were no material changes to the items that we disclosed as our critical accounting policies in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to market risk associated with fluctuations in foreign currency exchange rates. We are also subject to interest risk as it relates to long-term debt. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details about our primary market risks, and the objectives and strategies used to manage these risks. Also see Note 7, "Long-term Debt," and Note 8, "Derivative Instruments," in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," included within this quarterly report on Form 10-Q for additional information.
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
Evaluation of disclosure controls and procedures
As of March 31, 2015, an evaluation was carried out by management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) pursuant to Rule 13a-15 of the Exchange Act. The Company's disclosure controls and procedures are designed only to provide reasonable assurance that they will meet their objectives. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company's disclosure controls and procedures are effective to provide reasonable assurance that they would meet their objectives.
Changes in internal control over financial reporting
There have been no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
TRIMAS CORPORATION
Item 1.    Legal Proceedings
See Note 9, "Commitments and Contingencies," included in Part I, Item 1, "Notes to Unaudited Consolidated Financial Statements," within this quarterly report on Form 10-Q.
Item 1A.    Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A., "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. There have been no significant changes in our risk factors as disclosed in our 2014 Form 10-K.
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
10.1(c)
Settlement Agreement dated as of February 24, 2015, among TriMas Corporation, Engaged Capital Master Feeder I, LP, Engaged Capital Master Feeder II, LP, Engaged Capital I, LP, Engaged Capital II, LP, Engaged Capital I Offshore, Ltd., Engaged Capital, LLC, Engaged Capital Holdings, LLC, Glenn W. Welling and Herbert Parker.

10.2
Amendment No. 5, effective as of February 28, 2015, to the Amended and Restated Receivables Purchase Agreement, dated as of December 29, 2009, as amended, among TriMas Corporation, the subsidiaries of TriMas Corporation identified as Sellers, and TSPC, Inc., as Purchaser.

10.3
Amendment No. 5, effective as of February 28, 2015, to the Amended and Restated Receivables Transfer Agreement, dated as of September 15, 2011, as amended, among TSPC, Inc., as Transferor, TriMas Corporation, as Collection Agent, TriMas Company LLC, as Guarantor, the persons from time to time party thereto as Purchasers, and Wells Fargo Bank, National Association, as LC Issuer and Administrative Agent.

10.4	Form of Restricted Stock Unit Agreement - 2015 (One-Year Vest) - under the 2006 Long Term Equity Incentive Plan.
10.5	Form of Restricted Stock Unit Agreement - 2015 (Board of Directors) - under the 2011 Omnibus Incentive Compensation Plan.
10.6	Form of Restricted Stock Unit Agreement - 2015 (One-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.
10.7	Form of Restricted Stock Unit Agreement - 2015 (Three-Year Vest) - under the 2011 Omnibus Incentive Compensation Plan.
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference to the Exhibits filed with our Quarterly Report on Form 10-Q filed on August 3, 2007 (File No. 001-10716).
(b)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 18, 2011 (File No. 001-10716).
(c)	Incorporated by reference to the Exhibits filed with our Current Report on Form 8-K filed on February 25, 2015 (File No. 001-10716).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIMAS CORPORATION (Registrant)

/s/ ROBERT J. ZALUPSKI

Date:	April 28, 2015	By:	Robert J. Zalupski Chief Financial Officer